Form 10-Q
period 1996-09-30
STAFFMARK INC
filed 1996-11-13
CIK 1017968

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996 or

 [ ]     Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 For the transition period from        to
                                                            --------  ---------

                            Commission File Number:
                                    0-20971

                                STAFFMARK, INC.
            (Exact name of Registrant  as specified in its charter)



                 DELAWARE                                 71-0788538
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)


             302 EAST MILLSAP ROAD
              FAYETTEVILLE, ARKANSAS                            72703
      (Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code:   (501)973-6000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X            No
                    -----             ----

      The number of shares of Common Stock of the Registrant, par value $. 01 per share, outstanding at November 12, 1996 was 13,298,249.

                                 STAFFMARK INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                     INDEX

                                                                        Index
                                                                        -----
PART I - FINANCIAL INFORMATION

    Item I - Financial Statements

         STAFFMARK, INC. CONDENSED PRO FORMA COMBINED FINANCIAL STATEMENTS
              Introduction to Condensed Pro Forma Combined Financial
              Statements                                                   4
              Condensed Pro Forma Combined Statements of Income            5
              Condensed Pro Forma Combined Balance Sheet                   6
              Notes to Condensed Pro Forma Combined Financial
              Statements                                                   7

         STAFFMARK, INC.
              Condensed Balance Sheet                                      9
              Notes to Condensed Balance Sheet                            10

         FOUNDING COMPANY FINANCIAL STATEMENTS

              BREWER PERSONNEL SERVICES, INC.
              Statements of Income                                        11
              Balance Sheets                                              12
              Statements of Cash Flows                                    13
              Notes to Financial Statements                               14

              THE PROSTAFF COMPANIES
              Combined Statements of Income                               15
              Combined Balance Sheets                                     16
              Combined Statements of Cash Flows                           17
              Notes to Combined Financial Statements                      18

              THE MAXWELL COMPANIES
              Combined Statements of Income                               19
              Combined Balance Sheets                                     20
              Combined Statements of Cash Flows                           21
              Notes to Combined Financial Statements                      22

              HRA, INC.
              Statements of Income                                        23
              Balance Sheets                                              24
              Statements of Cash Flows                                    25
              Notes to Financial Statements                               26

              FIRST CHOICE STAFFING, INC.
              Statements of Income                                        27
              Balance Sheets                                              28
              Statements of Cash Flows                                    29
              Notes to Financial Statements                               30

              THE BLETHEN GROUP
              Combined Statements of Income                               31
              Combined Balance Sheets                                     32
              Combined Statements of Cash Flows                           33
              Notes to Combined Financial Statements                      34



    Item  II - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        36

PART II - OTHER INFORMATION


         Item 1 - Legal Proceedings                             42

         Item 6 - Exhibits and Reports on Form 8-K              42

              (a)  Exhibits

                   27.1     Financial Data Schedule

              (b)  Reports on Form 8-K

                   None

Signatures                                                      43

                                STAFFMARK, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                        PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

       INTRODUCTION TO CONDENSED PRO FORMA COMBINED FINANCIAL STATEMENTS


    StaffMark, Inc. (the "Company" or "StaffMark") was founded in March 1996 to create a leading provider of diversified staffing services to businesses, healthcare providers, professional and service organizations and governmental agencies, primarily in growth markets in the southeastern and southwestern United States. On October 2, 1996, StaffMark and six staffing service businesses, Brewer Personnel Services, Inc. ("Brewer"), Prostaff Personnel, Inc. and its related entities ("Prostaff"), Maxwell Staffing, Inc. and its related entities ("Maxwell"), HRA, Inc. ("HRA"), First Choice Staffing, Inc. ("First Choice") and Blethen Temporaries, Inc. and its related entities ("Blethen"), (each a "Founding Company" and collectively, the "Founding Companies"), merged through a series of separate transactions (the "Merger") simultaneously with the closing of the Company's initial public offering (the "Offering"). The consideration for the stock of the Founding Companies consisted of a combination of cash and common stock of the Company.

    Between March 1996 and the consummation of the Offering, the Company had not conducted any operations and all activities prior to the Offering related to the Merger and the Offering. Pursuant to the requirements of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), which was issued and became effective July 31, 1996, Brewer was designated as the acquirer, for financial reporting purposes, of Prostaff, Maxwell, HRA, First Choice, and Blethen. For purposes of the presentation of the financial statements herein, September 30, 1996 has been used as the effective date of the Merger.

    Based upon the provisions of SAB 97, these acquisitions were accounted for as combinations at historical cost because: (i) the Founding Companies' stockholders transferred assets to StaffMark in exchange for common stock simultaneously with the Company's initial public offering; (ii) the nature of future operations of the Company will be substantially identical to the combined operations of the Founding Companies; (iii) the stockholders of each of the Founding Companies may be considered promoters; and (iv) no former stockholder group of any of the Founding Companies obtained a majority of the outstanding voting shares of the Company. Accordingly, for financial reporting purposes, the historical financial statements of the Founding Companies have been combined throughout all relevant periods as if the Founding Companies had always been members of the same operating group. However, since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

    The following unaudited pro forma combined financial statements present Brewer combined with StaffMark and give effect to the following pro forma adjustments: (i) the acquisition of the other Founding Companies at historical cost in accordance with applicable provisions of SAB 97; (ii) the effect of the acquisitions of Caldwell Services, Inc. ("Caldwell"), On Call Employment Services, Inc. ("On Call") and Strategic Sourcing, Inc. ("SSI") made by Brewer, Brewer, and First Choice, respectively; (iii) the adjustment to reflect reductions in salaries to certain owners of the Founding Companies which have been agreed to in connection with the Merger; (iv) federal and state income taxes have been provided for at an effective combined tax rate of 39%, adjusted for nondeductible goodwill amortization; (v) the 1,326,000 shares of common stock used for the cash consideration paid to the stockholders of the Founding Companies; (vi) the issuance of 5,618,249 shares of common stock to stockholders of the Founding Companies in connection with the Merger; (vii) the issuance of 1,355,000 shares of common stock by StaffMark prior to the Offering; and (viii) the adjustment to record the net deferred income tax liabilities attributable to the temporary differences between the financial reporting and income tax basis of assets and liabilities held in S Corporations as of September 30, 1996. In addition, the condensed pro forma combined balance sheet of StaffMark includes post merger adjustments for the sale of 6,325,000 shares of common stock and the application of the estimated net proceeds.

    These condensed pro forma combined financial statements should be read in conjunction with the combined financial statements of the Company and the Founding Companies and the notes thereto included in Staffmark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

                                STAFFMARK, INC.
               CONDENSED PRO FORMA COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     (In Thousands, Except Per Share Data)



                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                ----------------------    ----------------------
                                  1995         1996          1995        1996
                                ---------    ---------    ---------    ---------
SERVICE REVENUES                $  45,874    $  52,689    $ 128,414    $ 144,119
COST OF SERVICES                   36,643       41,321      102,399      113,313
                                ---------    ---------    ---------    ---------
   Gross profit                     9,231       11,368       26,015       30,806
                                ---------    ---------    ---------    ---------
OPERATING EXPENSES:
   Selling, general and
      administrative                6,267        7,354       18,352       21,547
   Depreciation and
      amortization                    462          484        1,271        1,443
                                ---------    ---------    ---------    ---------
   Operating income                 2,502        3,530        6,392        7,816
                                ---------    ---------    ---------    ---------
OTHER INCOME
    (EXPENSE):
   Interest expense                  (608)        (660)      (1,752)      (1,774)
   Other, net                          44           44          118          428
                                ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES          1,938        2,914        4,758        6,470
INCOME TAX PROVISION                  806        1,196        1,905        2,699
                                ---------    ---------    ---------    ---------
   NET INCOME                   $   1,132    $   1,718    $   2,853    $   3,771
                                =========    =========    =========    =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING               8,300        8,300        8,300        8,300
                                =========    =========    =========    =========

PRO FORMA EARNINGS PER SHARE    $    0.14    $    0.21    $    0.34    $    0.45
                                =========    =========    =========    =========

       The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.
                   CONDENSED PRO FORMA COMBINED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

                       (In Thousands, Except Share Data)

                                     ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 22,881
   Restricted cash and certificates of deposit                                          50
   Accounts receivable, net                                                         20,285
   Prepaid expenses                                                                  1,265
   Investments                                                                          36
                                                                                  --------
      Total current assets                                                          44,517

PROPERTY AND EQUIPMENT, net                                                          2,912
INTANGIBLE ASSETS, net                                                              19,508
OTHER ASSETS                                                                           791
                                                                                  --------
                                                                                  $ 67,728
                                                                                  ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $  1,670
   Outstanding checks                                                                  256
   Payroll and related liabilities                                                   5,476
   Reserve for workers' compensation claims                                          3,544
   Income taxes payable                                                                400
   Deferred income taxes                                                               988
                                                                                  --------
      Total current liabilities                                                     12,334

LONG TERM DEBT, less current maturities                                               --

DEFERRED INCOME TAXES                                                                  112

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized shares of 1,000,000;
      no shares issued or outstanding                                                 --
   Common stock, $.01 par value;
      authorized shares of 26,000,000; shares issued
      and outstanding of 13,298,249                                                    133
   Paid-in capital                                                                  55,294
   Retained earnings                                                                  (145)
                                                                                  --------
      Total stockholders' equity                                                    55,282
                                                                                  --------
                                                                                  $ 67,728
                                                                                  ========


       The accompanying notes are an integral part of this balance sheet.

                                STAFFMARK, INC.
           NOTES TO CONDENSED PRO FORMA COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION

         StaffMark was founded in March 1996 to create a leading provider of diversified staffing services to businesses, healthcare providers, professional and service organizations and governmental agencies, primarily in growth markets in the southeastern and southwestern United States. On October 2, 1996, StaffMark merged through a series of separate transactions simultaneously with the closing of an initial public offering with the following six companies (each a Founding Company and collectively, the Founding Companies): Brewer, Prostaff, Maxwell, HRA, First Choice, and Blethen. The Merger has been effected by StaffMark through issuance of common stock and cash. The consideration for the stock of the Founding Companies consisted of a combination of cash and common stock of the Company.

2.       INITIAL PUBLIC OFFERING OF COMMON STOCK AND MERGER

         On October 2, 1996, the Company completed the Offering, which involved the public sale of 6.325 million shares (including underwriters' over-allotment) of common stock at a price of $12.00 per share. The proceeds from the transaction, net of underwriting discounts and commissions and after deducting expenses of the Offering, were approximately $67.0 million. Of this amount, $15.9 million was used to pay the cash portion of the purchase price for the Founding Companies and approximately $29.5 million of the net proceeds was used to repay indebtedness of the Founding Companies and approximately $4.1 million was used for S Corporation distributions to stockholders of the Founding Companies. The remaining net proceeds will be used for working capital and for general corporate purposes, which are expected to include future acquisitions.

         Concurrent with the completion of the Offering discussed above, the Company issued 5.618 million shares of common stock to the stockholders of the Founding Companies, in addition to the cash consideration discussed above, to the effect the Merger.

3.       BASIS OF PRESENTATION

         Between March 1996 and the consummation of the Offering, the Company had not conducted any operations and all activities prior to the Offering related to the Merger and the Offering.

Interim Financial Information

         The financial information included herein includes the financial results of StaffMark and the Founding Companies and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine-month periods ended September 30, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed pro forma combined financial statements be read in conjunction with the audited financial statements and notes thereto of the combined Founding Companies included in StaffMark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

Seasonality

         The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

4.       INCOME TAXES

         Certain of the Founding Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the Merger are the responsibility of the respective stockholders. Effective with the Merger, these S Corporations converted to C Corporation status which will require them to recognize the tax consequences of operations in their respective statements of income. For purposes of these condensed pro forma combined financial statements, federal and state income taxes have been provided for at an estimated effective combined tax rate of 39%, adjusted for nondeductible goodwill amortization.

5.       EARNINGS PER COMMON SHARE

         The computation of earnings per common share for the three and nine months ended September 30, 1996 is based upon 8,299,708 weighted average shares outstanding which includes (i) 1,355,000 shares issued by StaffMark prior to the Offering; (ii) 5,618,249 shares issued to the stockholders of the Founding Companies in connection with the Merger; and (iii) 1,326,459 shares issued in connection with the Offering to pay the cash portion of the consideration for the Founding Companies, but excludes 4,173,541 shares sold to the public on October 2, 1996 (in conjunction with the Offering), the 825,000 shares issued representing the underwriters' over-allotment and up to 935,494 shares subject to options to be issued under the Company's 1996 Stock Option Plan.

         Fully diluted earnings per common equivalent share is equal to primary earnings per share for all periods presented.

                                STAFFMARK, INC.
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                     ASSETS


Cash and cash equivalents                                                         $   36,813
Property and equipment, net                                                           20,011
Deferred offering costs                                                            3,710,601
                                                                                  ----------
          Total assets                                                            $3,767,425
                                                                                  ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable                                                               $2,892,484
   Line of credit                                                                    155,000
   Advances from Founding Companies                                                  685,708
                                                                                  ----------
          Total liabilities                                                        3,733,192

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized shares of 1,000,000;
      no shares issued or outstanding                                                   --
   Common stock, $.01 par value; authorized shares of 26,000,000;
      shares issued and outstanding of 1,355,000                                      13,550
   Paid-in capital                                                                    17,710
   Retained earnings                                                                   2,973
                                                                                  ----------
           Total stockholders' equity                                                 34,233
                                                                                  ----------
                                                                                  $3,767,425
                                                                                  ==========

                     The accompanying notes are an integral
                          part of this balance sheet.

                                STAFFMARK, INC.
                        NOTES TO CONDENSED BALANCE SHEET
                                  (UNAUDITED)

1.  ORGANIZATION

    StaffMark was originally founded as One Source Staffing, Inc. on March 12, 1996, to create a nationwide provider of temporary staffing services. On June 14, 1996, the Company changed its name to StaffMark, Inc. On October 2, 1996, StaffMark merged with the following six Founding Companies: Brewer, Prostaff, Maxwell, HRA, First Choice, and Blethen. The Merger has been effected by StaffMark through issuance of its common stock and cash.

2.  INITIAL PUBLIC OFFERING OF COMMON STOCK AND MERGER

    On October 2, 1996, the Company completed the Offering, which involved the public sale of 6.325 million shares (which includes the underwriters' over-allotment as of October 18, 1996) of common stock at a price of $12.00 per share. The proceeds from the transaction, net of underwriting discounts and commissions and after deducting expenses of the Offering, were approximately $67.2 million. Of this amount, $15.9 million was used to pay the cash portion of the purchase price for the Founding Companies.

    Concurrent with the completion of the Offering discussed above, the Company issued 5.618 million shares of common stock to the stockholders of the Founding Companies, in addition to the cash consideration discussed above, to effect the Merger.

3.  BASIS OF PRESENTATION

    The unaudited condensed balance sheet has been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

    Between March 1996 and the consummation of the Offering, the Company did not conduct any operations and all activities prior to the Offering related to the Merger and the Offering. Accordingly, statements of operations and cash flows would not provide meaningful information and have been omitted.

                        BREWER PERSONNEL SERVICES, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                   ---------------------------     ----------------------------
                                    OCTOBER 1,     SEPTEMBER 29,     OCTOBER 1,   SEPTEMBER 29,
                                       1995             1996           1995            1996
                                   ------------    ------------    ------------    ------------
SERVICE REVENUES                   $ 14,627,786    $ 18,018,255    $ 30,555,854    $ 48,574,636

COST OF SERVICES                     11,576,433      14,235,121      24,545,243      38,263,006
                                   ------------    ------------    ------------    ------------
             Gross profit             3,051,353       3,783,134       6,010,611      10,311,630

OPERATING EXPENSES:
   Selling, general and
      administrative                  1,515,867       2,206,726       3,634,760       6,652,188
   Depreciation and amortization        203,230         298,830         339,693         864,804
                                   ------------    ------------    ------------    ------------
             Operating income         1,332,256       1,277,578       2,036,158       2,794,638
OTHER INCOME
   (EXPENSE):
   Interest expense                    (383,759)       (485,402)       (415,831)     (1,365,326)
   Interest and other income
      (expense)                          (2,983)            147          16,221          (3,035)
                                   ------------    ------------    ------------    ------------
             Net income            $    945,514    $    792,323    $  1,636,548    $  1,426,277
                                   ============    ============    ============    ============

PRO FORMA DATA:
   Historical income before
      income taxes                 $    945,514    $    792,323    $  1,636,548    $  1,426,277
   Less pro forma provision for
       income taxes                     418,475         368,806         687,978         732,290
                                   ------------    ------------    ------------    ------------
PRO FORMA NET
    INCOME                         $    527,039    $    423,517    $    948,570    $    693,987
                                   ============    ============    ============    ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        BREWER PERSONNEL SERVICES, INC.
                                 BALANCE SHEETS

                                                                                  DECEMBER 31, SEPTEMBER 29,
                                                                                      1995         1996
                                                                                  -----------   -----------
                                                                                                (UNAUDITED)
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   319,159   $   397,459
   Accounts receivable, net                                                         4,798,476     6,868,193
   Prepaid expenses and other                                                         253,143       199,985
                                                                                  -----------   -----------
          Total current assets                                                      5,370,778     7,465,637

PROPERTY AND EQUIPMENT, net                                                           796,930       956,481

INTANGIBLE ASSETS, net                                                             15,555,459    18,449,821

OTHER ASSETS:
   Advance to StaffMark                                                                  --         519,454
   Other                                                                               29,192        40,799
                                                                                  -----------   -----------
          Total other assets                                                           29,192       560,253
                                                                                  -----------   -----------
                                                                                  $21,752,359   $27,432,192
                                                                                  ===========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   272,329   $   580,472
   Outstanding checks                                                                 226,307          --
   Payroll and related liabilities                                                  1,020,973     1,719,718
   Reserve for workers' compensation claims                                           775,801       709,013
   Line of credit                                                                     309,068     2,684,175
   Current maturities of long-term debt                                               882,487     2,473,387
   Accrued interest and other                                                         375,777       135,344
                                                                                  -----------   -----------
          Total current liabilities                                                 3,862,742     8,302,109

LONG-TERM DEBT, less current maturities                                            15,103,831    15,607,663

STOCKHOLDERS' EQUITY:
   Common stock,
      $.01 par value at December 31, 1995
      and September 29, 1996;  authorized
      shares of 10,000 at December 31, 1995
      and September 29, 1996;  shares
      issued and outstanding of 117.5
      at December 31, 1995 and
      132.5 at September 29, 1996                                                           1             1
   Paid-in capital                                                                     98,059       497,208
   Retained earnings                                                                2,687,726     3,025,211
                                                                                  -----------   -----------
          Total stockholders' equity                                                2,785,786     3,522,420
                                                                                  -----------   -----------
                                                                                  $21,752,359   $27,432,192
                                                                                  ===========   ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        BREWER PERSONNEL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                ----------------------------    ----------------------------
                                                                 OCTOBER 1,     SEPTEMBER 29,    OCTOBER 1,     SEPTEMBER 29,
                                                                    1995           1996             1995           1996
                                                                ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    945,514    $    792,323    $  1,636,548    $  1,426,277
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                     203,230         298,830         339,692         864,804
      Provision for bad debts                                               253          14,396             142          72,328
      Net loss on sale of property and equipment                           --              --             4,968            --
         Change in operating assets and liabilities, net of
            effects of acquisitions:
         Accounts receivable                                         (1,026,082)       (622,307)     (1,409,205)     (1,868,978)
         Prepaid expenses and other                                    (144,750)         32,491        (123,873)         10,228
         Other assets                                                    (1,145)           (634)         (5,700)         (2,729)
         Accounts payable                                               182,923         182,831         (33,898)        197,987
         Bank overdrafts                                               (744,810)       (341,652)       (396,304)       (226,307)
         Payroll and related liabilities                                 15,258         150,645         227,528         401,378
         Reserve for workers' compensation claims                       (89,321)        (40,384)         82,155         (66,788)
         Accrued interest and other                                    (245,141)        (95,115)       (217,962)       (359,423)
                                                                   ------------    ------------    ------------    ------------
         Net cash provided by (used in) operating activities           (904,071)        371,424         104,091         448,777
                                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Caldwell                                          (11,620,714)           --              --              --
   Acquisition of On Call                                                  --              --       (11,500,000)     (3,000,000)
   Capital expenditures                                                (195,014)       (121,027)       (290,932)       (355,170)
   Acquisition of training licenses and rights                          (65,262)           --           (65,262)           --
   Proceeds from the sale of property and equipment                      16,652            --            16,652            --
   Advances to StaffMark                                                   --          (289,024)           --          (476,524)
   Advances of notes receivable                                          (8,504)           --           (81,649)           --
                                                                   ------------    ------------    ------------    ------------
      Net cash used in investing activities                         (11,872,842)       (410,051)    (11,921,191)     (3,831,694)
                                                                   ------------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                    13,795,611       1,138,312      13,366,512       5,875,106
   Payment on note payable
      to a stockholder                                               (1,172,580)       (562,343)       (835,851)     (1,422,547)
   Cash dividends                                                       (25,500)       (998,092)       (597,984)     (1,015,092)
   Contributions from stockholder                                        57,636          80,000          57,636          80,000
   Deferred financing costs                                                --              --          (271,750)        (56,250)
                                                                   ------------    ------------    ------------    ------------
      Net cash provided by (used in) financing
          activities                                                 12,655,167        (342,123)     11,718,563       3,461,217
                                                                   ------------    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    (121,746)       (380,750)        (98,537)         78,300
CASH AND CASH EQUIVALENTS, beginning of
   period                                                               131,275         778,209         108,066         319,159
                                                                   ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                           $      9,529    $    397,459    $      9,529    $    397,459
                                                                   ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Interest paid                                                $    224,542    $    591,723    $    243,315    $  1,613,962
                                                                   ============    ============    ============    ============

Non-cash transactions:
   Notes payable issued in conjunction with
     certain acquisitions                                          $  3,100,000    $       --      $  3,100,000    $       --
                                                                   ============    ============    ============    ============



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        BREWER PERSONNEL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION

         Brewer was incorporated in the state of Arkansas on June 27, 1988. The Company's primary business purpose is to provide temporary personnel services. The Company is headquartered in Fayetteville, Arkansas and as of September 29, 1996, operated staffing services offices in Arkansas, Georgia, Colorado, Virginia, and Tennessee.

         Brewer and its stockholders entered into a definitive agreement to merge with StaffMark in conjunction with the Offering. All outstanding shares of Brewer's common stock were exchanged for cash and shares of StaffMark's common stock concurrent with the consummation of the Offering on October 2, 1996.

2.       BASIS OF PRESENTATION

         The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Brewer believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

Interim Financial Information

         The interim financial statements as of September 29, 1996 and for the three and nine months ended October 1, 1995 and September 29, 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Brewer and the results of operations and cash flows with respect to the interim financial statements, have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

3.       PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION

         In conjunction with the merger with StaffMark, Brewer changed from an S Corporation to a C Corporation for federal and state income tax reporting purposes, which requires Brewer to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if Brewer had been a C Corporation for tax reporting purposes during the three and nine months ended October 1, 1995 and September 29, 1996, respectively.

                             THE PROSTAFF COMPANIES
                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                   ----------------------------    ----------------------------
                                       1995             1996           1995            1996
                                   ------------    ------------    ------------    ------------
SERVICE REVENUES                   $  9,777,292   $  10,590,194    $ 25,840,311    $ 29,509,631
COST OF SERVICES                      8,100,662       8,650,927      21,339,195      24,034,483
                                   ------------    ------------    ------------    ------------
          Gross profit                1,676,630       1,939,267       4,501,116       5,475,148

OPERATING EXPENSES:
   Selling, general and
      administrative                  1,365,793       1,276,494       3,796,754       4,043,409
   Depreciation and amortization         57,695          58,220         160,700         186,171
                                   ------------    ------------    ------------    ------------
          Operating income              253,142         604,553         543,662       1,245,568
                                   ------------    ------------    ------------    ------------
OTHER INCOME
   (EXPENSE):
   Interest expense                      (6,032)        (20,490)        (16,088)        (49,443)
   Interest and other income              7,284          17,544          20,949          28,515
                                   ------------    ------------    ------------    ------------
INCOME BEFORE
   PROVISION FOR
   INCOME TAXES                         254,394         601,607         548,523       1,224,640
PROVISION FOR
   INCOME TAXES                            --              --            96,716            --
                                   ------------    ------------    ------------    ------------

          Net income               $    254,394    $    601,607    $    451,807    $  1,224,640
                                   ============    ============    ============    ============

PRO FORMA DATA:
   Historical income before
      income taxes                 $    254,394    $    601,607    $    548,523    $  1,224,640
   Less pro forma provision for
      income taxes                       99,213         234,626         213,924         477,609
                                   ------------    ------------    ------------    ------------
PRO FORMA NET
   INCOME                          $    155,181    $    366,981    $    334,599    $    747,031
                                   ============    ============    ============    ============

            The accompanying notes to combined financial statements
                   are an integral part of these  statements.

                             THE PROSTAFF COMPANIES
                            COMBINED BALANCE SHEETS

                                                                                 DECEMBER 31,  SEPTEMBER 30,
                                                                                     1995         1996
                                                                                  ----------   ----------
                                                                                               (UNAUDITED)
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  188,145   $   69,587
   Certificates of deposit                                                           155,154         --
   Accounts receivable, net                                                        3,020,622    3,952,688
   Prepaid expenses and other                                                        135,673      120,604
                                                                                  ----------   ----------
      Total current assets                                                         3,499,594    4,142,879

PROPERTY AND EQUIPMENT, net                                                          756,983      735,737

OTHER ASSETS:
   Cash surrender value of
      officer's life insurance                                                        41,280         --
   Advance to StaffMark                                                                 --         40,703
   Other                                                                               4,730        7,440
                                                                                  ----------   ----------
      Total other assets                                                              46,010       48,143
                                                                                  ----------   ----------
                                                                                  $4,302,587   $4,926,759
                                                                                  ==========   ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                 $   20,000   $1,554,005
   Current maturities of long-term debt                                               64,872       67,598
   Note payable to stockholder                                                        30,000       30,000
   Accounts payable and accrued liabilities                                          117,339       84,911
   Outstanding checks                                                                   --         71,212
   Payroll and related liabilities                                                 1,129,777    1,116,619
   Reserve for workers' compensation claims                                          635,290      671,640
                                                                                  ----------   ----------
      Total current liabilities                                                    1,997,278    3,595,985

LONG TERM DEBT, less current maturities                                              111,459       65,874

STOCKHOLDERS' EQUITY:
   Common stock, (par values of $ .20 to $ 1.00)
      authorized shares of 201,000 in 1995
      and at September 30, 1996,
      shares issued and outstanding of 55,000 at
      December 31, 1995 and at September 30, 1996                                     11,100       11,100
   Retained earnings                                                               2,182,750    1,253,800
                                                                                  ----------   ----------
      Total stockholders' equity                                                   2,193,850    1,264,900
                                                                                  ----------   ----------
                                                                                  $4,302,587   $4,926,759
                                                                                  ==========   ==========

            The accompanying notes to combined financial statements
                 are an integral part of these balance sheets.

                             THE PROSTAFF COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                     --------------------------    --------------------------
                                                        1995            1996          1995           1996
                                                     -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $   254,394    $   601,607    $   451,807    $ 1,224,640
      Adjustments to reconcile net
      income to net cash provided
      by operating activities:
          Depreciation and amortization                   57,695         56,761        160,700        186,171
          Provision for deferred income
             taxes                                           --             --          96,716            --
          Provision for bad debts                          8,200         20,000         20,300         45,659
          Net gain on sale of property and
             equipment                                       --         (18,631)           --         (14,854)
          Change in operating assets
             and liabilities, net of
             effects of acquisition:
                Accounts receivable                     (657,355)       (21,108)    (1,243,341)      (977,725)
                Prepaid expenses and other                29,528         30,329         18,555         15,069
                Other assets                                 --          50,020         (6,647)        39,875
                Accounts payable and accrued
                   liabilities                           (13,307)       (12,687)       (22,994)       (32,428)
                Outstanding checks                           --        (178,626)      (109,084)        71,212
                Payroll and related liabilities          317,085       (116,647)     1,188,217        (13,158)
                Reserve for workers'
                   compensation claims                    51,750         33,640        144,306         36,350
                Income taxes payable                         --             --         (54,883)           --
                                                     ------------    -----------    -----------    -----------
          Net cash provided by
             operating activities                         47,990        444,658        643,652        580,811
                                                     -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
      Advances to StaffMark                                  --          (9,453)           --         (40,703)
      Capital expenditures                               (43,620)       (14,353)      (279,848)      (220,476)
      Other                                                  --             --             --         155,154
                                                     -----------    -----------    -----------    -----------
          Net cash used in
             investing activities                        (43,620)       (23,806)      (279,848)      (106,025)
                                                     -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
      Net (payments) borrowings
          under line of credit                            47,005        376,705       (369,995)     1,534,005
      Payments on long-term debt                         (15,434)       (10,841)       (39,828)       (42,859)
      Dividends                                              --        (791,758)           --      (2,084,490)
                                                     -----------    -----------    -----------    -----------
          Net cash provided by (used in)
             financing activities                         31,571       (425,894)      (409,823)      (593,344)
                                                     -----------    -----------    -----------    -----------
NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                           35,941         (5,042)       (46,019)      (118,558)
CASH AND CASH EQUIVALENTS,
   beginning of period                                   146,412         74,629        228,372        188,145
                                                     -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
   end of period                                     $   182,353    $    69,587    $   182,353    $    69,587
                                                     ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Interest paid                                     $    30,549    $    21,006    $    10,056    $    28,953
                                                     ===========    ===========    ===========    ===========
   Income taxes paid                                 $   284,847    $       --     $    54,883    $       --
                                                     ===========    ===========    ===========    ===========

            The accompanying notes to combined financial statements
                   are an integral part of these statements.

                             THE PROSTAFF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION:

         The combined financial statements of Prostaff include the activities of Prostaff Personnel, Inc. ("Prostaff PI"), d.b.a. Prostaff Staffing Services, Office Staffing and Medical Staffing, Excel Temporary Staffing, Inc. ("Excel") and Professional Resources, Inc. ("Professional"), d.b.a. Performance Staffing, which have common ownership. All intercompany transactions have been eliminated in the combined financial statements.

         Prostaff PI was originally incorporated in the state of Arkansas in 1973 as Dunhill Personnel Agency of Little Rock, Inc. ("Dunhill"). Dunhill changed its name to Prostaff PI in 1988. Prostaff PI's primary business purpose is to provide temporary personnel services. At September 30, 1996, Prostaff PI operated staffing offices in 23 locations in Arkansas. Excel was incorporated in the state of Arkansas on October 25, 1990 and is engaged in providing temporary personnel services to one large cosmetic manufacturer in Little Rock, Arkansas which represents 100% of the revenue and accounts receivable of Excel. Professional was incorporated in the State of Arkansas on October 24, 1995 ("inception date"). On October 31, 1995, Professional purchased the assets of an existing temporary personnel service business in Little Rock, Arkansas. The combined financial statements of Prostaff include the results of operations of Professional from the inception date.

         Prostaff and its stockholders entered into a definitive agreement to merge with StaffMark in conjunction with the Offering. All outstanding shares of Prostaff's common stock were exchanged for cash and shares of StaffMark's common stock concurrent with the consummation of the Offering on October 2, 1996.

2.       BASIS OF PRESENTATION:

         The unaudited combined financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Prostaff believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these combined financial statements be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

Interim Financial Information

         The interim financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Prostaff and the results of operations and cash flows with respect to the combined interim financial statements, have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

3.       PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION:

         In conjunction with the merger with StaffMark, Prostaff changed from an S Corporation to a C Corporation for federal and state income tax reporting purposes, which requires Prostaff to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if Prostaff had been a C Corporation for tax reporting purposes during the three and nine months ended September 30, 1995 and 1996, respectively.

                             THE MAXWELL COMPANIES
                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                   ---------------------------    ---------------------------
                                       1995           1996             1995          1996
                                   ------------   ------------    ------------   ------------
SERVICE REVENUES                   $  5,621,701   $  7,196,814    $ 17,154,803   $ 20,428,988

COST OF SERVICES                      4,364,844      5,493,219      13,009,183     15,385,451
                                   ------------   ------------    ------------   ------------
             Gross profit             1,256,857      1,703,595       4,145,620      5,043,537

OPERATING EXPENSES:
   Selling, general and
      administrative                    989,048      1,334,828       3,233,692      3,815,406
   Depreciation and amortization         37,497         26,490         107,187         98,997
                                   ------------   ------------    ------------   ------------
             Operating income           230,312        342,277         804,741      1,129,134
                                   ------------   ------------    ------------   ------------
OTHER INCOME
   (EXPENSE):
   Interest expense                        --          (62,540)           --          (62,540)
   Other, net                             8,562         34,648             960         68,109
                                   ------------   ------------    ------------   ------------
             Net income            $    238,874   $    314,385    $    805,701   $  1,134,703
                                   ============   ============    ============   ============

PRO FORMA DATA:
   Historical income before
      income taxes                 $    238,874   $    314,385    $    805,701   $  1,134,703
   Less pro forma provision for
      income taxes                       93,161        122,610         314,223        442,534
                                   ------------   ------------    ------------   ------------
PRO FORMA NET
   INCOME                          $    145,713   $    191,775    $    491,478   $    692,169
                                   ============   ============    ============   ============

            The accompanying notes to combined financial statements
                   are an integral part of these statements.

                             THE MAXWELL COMPANIES
                            COMBINED BALANCE SHEETS

                                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                                     1995          1996
                                                                                  -----------   ------------
                                                                                                (UNAUDITED)
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 1,041,373   $   162,562
   Restricted cash                                                                    253,171        50,279
   Investments                                                                        273,354          --
   Accounts receivable, net                                                         2,536,603     2,898,083
   Prepaid expenses and other                                                          24,628       153,609
                                                                                  -----------   -----------
      Total current assets                                                          4,129,129     3,264,533

PROPERTY AND EQUIPMENT, net                                                           499,792       337,774

INTANGIBLE ASSETS, net                                                                   --         294,632

ADVANCE TO STAFFMARK                                                                     --          31,250
                                                                                  -----------   -----------
                                                                                  $ 4,628,921   $ 3,928,189
                                                                                  ===========   ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   169,250   $   327,728
   Payroll and related liabilities                                                    570,444       851,469
   Reserve for workers' compensation claims                                         1,153,000       912,000
   Current maturities of long-term debt                                                  --       1,827,361
   Accrued dividends                                                                  151,000          --
   Other accrued liabilities                                                           25,462        18,993
                                                                                  -----------   -----------
      Total current liabilities                                                     2,069,156     3,937,551

LONG-TERM DEBT, less current maturities                                                  --          77,562

STOCKHOLDERS' EQUITY:
   Common stock, $ 1.00 par value in 1995 and 1996; authorized shares of
      110,000 in 1995 and 160,000 at September 30, 1996;  shares issued and outstanding of 4,000 at December 31, 1995 and 5,000 at
      September 30, 1996                                                                4,000         5,000
   Unrealized gain on investments                                                      43,296          --
   Retained earnings                                                                2,512,469       (91,924)
                                                                                  -----------   -----------
      Total stockholders' equity                                                    2,559,765       (86,924)
                                                                                  -----------   -----------
                                                                                  $ 4,628,921   $ 3,928,189
                                                                                  ===========   ===========

            The accompanying notes to combined financial statements
                 are an integral part of these balance sheets.

                             THE MAXWELL COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                              --------------------------    --------------------------
                                                                 1995           1996           1995           1996
                                                              -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                              $   238,874    $   314,385    $   805,701    $ 1,134,703
      Adjustments to reconcile net
          income to net cash provided by
          (used in) operating activities:
      Depreciation and amortization                                37,497         26,490        107,187         98,997
      Provision for bad debts                                      77,450          4,136        274,187         50,056
      Change in operating assets
          and liabilities, net of
          effects of acquisitions:
             Restricted cash                                      (62,901)        58,902        (34,096)       202,892
             Accounts receivable                                 (246,436)      (225,968)       (77,936)      (411,536)
             Prepaid expanses and other                              (950)       (16,925)        60,524       (128,981)
             Accounts payable                                     (78,394)        89,692        (23,898)       158,478
             Payroll and related
                liabilities                                      (255,239)       (34,335)        49,385        281,025
             Reserve for workers' compensation claims              75,750           --          520,250       (241,000)
             Other accrued liabilities                             52,375         14,866         (8,827)          (726)
                                                              -----------    -----------    -----------    -----------
                Net cash provided by (used in)
                   operating activities                          (161,974)       231,243      1,672,477      1,143,908
                                                              -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of Sumner-Ray                                      --             --             --         (168,000)
      Capital expenditures                                       (112,676)       (66,436)      (164,168)      (135,246)
      Purchase of investments                                    (106,371)          --         (117,847)          --
      Advances to StaffMark                                          --             --             --          (31,250)
                                                              -----------    -----------    -----------    -----------
                Net cash used in
                   investing activities                          (219,047)       (66,436)      (282,015)      (334,496)
                                                              -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash dividends                                             (119,397)      (667,884)    (1,176,956)    (3,439,223)
      Proceeds from (payments on)
          long-term debt                                             --             --             --        1,750,000
      Issuance of stock                                              --             --             --            1,000
                                                              -----------    -----------    -----------    -----------
                Net cash used in
                   financing activities                          (119,397)      (667,884)    (1,176,956)    (1,688,223)
                                                              -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              (500,418)      (503,077)       213,506       (878,811)

CASH AND CASH EQUIVALENTS,
    beginning of period                                         1,270,468        665,639        556,544      1,041,373
                                                              -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
   end of period                                              $   770,050    $   162,562    $   770,050    $   162,562
                                                              ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
      Interest paid                                           $      --      $    30,038    $      --      $    48,085
                                                              ===========    ===========    ===========    ===========

      Non-cash transactions:
        Notes payable issued in conjunction
           with acquisitions                                  $      --      $      --      $      --      $   149,180
                                                              ===========    ===========    ===========    ===========

        Transfer of investment to stockholders                $      --      $      --      $      --      $   273,354
                                                              ===========    ===========    ===========    ===========
        Transfer of property to stockholders                  $      --      $      --      $      --      $   220,815
                                                              ===========    ===========    ===========    ===========

 The accompanying notes to financial statements are an integral part of these statements.

                             THE MAXWELL COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION:

         The combined financial statements of Maxwell include the activities of Maxwell Staffing, Inc. ("Staffing"), Maxwell Staffing of Bristow, Inc. ("Bristow"), Maxwell/Healthcare, Inc. ("Healthcare"), Square One Rehab, Inc. ("Square One") and Technical Staffing, Inc. ("Technical"), all of which are incorporated in Oklahoma and primarily have common ownership. All significant intercompany transactions and balances have been eliminated.

         Staffing, which was incorporated in 1979, and Bristow, which was incorporated in 1993, both provide temporary personnel services in the northeastern Oklahoma area to the clerical, industrial and medical fields. Healthcare, which was incorporated in 1989 to provide foreign-trained temporary and permanent physical and occupational therapists services, is licensed to do business in 22 states. Square One, which was incorporated in 1991, provides contract management and physical and occupational therapists services to companies located in the midwestern and southwestern United States. Technical, which was incorporated in 1996, provides permanent and temporary personnel services to companies located primarily in Oklahoma.

         Maxwell and its stockholders entered into a definitive agreement to merge with StaffMark in conjunction with the Offering. All outstanding shares of Maxwell's common stock were exchanged for cash and shares of StaffMark's common stock concurrent with the consummation of the Offering on October 2, 1996.

2.       BASIS OF PRESENTATION:

         The unaudited combined financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Maxwell believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these combined financial statements be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

Interim Financial Information

         The interim financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Maxwell and the results of operations and cash flows with respect to the combined interim financial statements, have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

3.       PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION:

         In conjunction with the merger with StaffMark, Maxwell changed from an S Corporation to a C Corporation for federal and state income tax reporting purposes, which requires Maxwell to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if Maxwell had been a C Corporation for tax reporting purposes during the three and nine months ended September 30, 1995 and 1996, respectively.

                                   HRA, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                   ----------------------------    ---------------------------
                                       1995             1996          1995            1996
                                   ------------    ------------    ------------    ------------
SERVICE REVENUES                   $  5,132,591    $  7,746,565    $ 14,064,083    $ 19,286,664
COST OF SERVICES                      4,194,124       5,975,131      11,469,095      15,173,991
                                   ------------    ------------    ------------    ------------
             Gross profit               938,467       1,771,434       2,594,988       4,112,673

OPERATING EXPENSES:
   Selling, general and
      administrative                  1,053,999       1,238,978       2,762,502       3,302,853
   Depreciation and amortization         31,859          39,797          57,115          89,702
                                   ------------    ------------    ------------    ------------
             Operating income          (147,391)        492,659        (224,629)        720,118
                                   ------------    ------------    ------------    ------------
OTHER INCOME
   (EXPENSE):
   Interest expense                     (37,422)        (41,725)        (97,831)        (95,664)
   Interest and other, net                7,202           2,061          10,126         335,930
                                   ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE
   PROVISION (BENEFIT) FOR
   INCOME TAXES                        (177,611)        452,995        (312,334)        960,384
PROVISION (BENEFIT) FOR
   INCOME TAXES                         (66,253)        178,633        (108,970)        388,371
                                   ------------    ------------    ------------    ------------
             Net income (loss)     $   (111,358)   $    274,362    $   (203,364)   $    572,013
                                   ============    ============    ============    ============




                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                   HRA, INC.
                                 BALANCE SHEETS

                                                                                 SEPTEMBER 30, SEPTEMBER 30,
                                                                                     1995         1996
                                                                                  ------------ -------------
                                                                                               (UNAUDITED)
                                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $  367,978   $  354,417
   Restricted cash                                                                    50,251         --
   Accounts receivable, net                                                        1,998,724    2,944,791
   Prepaid expenses and other                                                        467,002      756,836
   Income taxes receivable                                                            25,125         --
   Deferred income taxes                                                             160,000      281,300
                                                                                  ----------   ----------
      Total current assets                                                         3,069,080    4,337,344

PROPERTY AND EQUIPMENT, net                                                          144,179      258,087

INTANGIBLE ASSETS, net                                                                37,156    1,001,308

OTHER ASSETS:
   Advance to StaffMark                                                                 --         31,250
   Deferred income taxes                                                              65,000       55,300
   Other                                                                              21,071        1,423
                                                                                  ----------   ----------
      Total other assets                                                              86,071       87,973
                                                                                  ----------   ----------
                                                                                  $3,336,486   $5,684,712
                                                                                  ==========   ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowing under accounts receivable financing agreement                        $  502,512   $     --
   Accounts payable                                                                  193,096      164,199
   Income tax payable                                                                   --        443,896
   Outstanding checks                                                                166,761      184,558
   Current portion of deferred compensation arrangements                              43,699      108,939
   Payroll and related liabilities                                                   621,317      766,417
   Reserve for workers' compensation claims                                        1,390,351    1,224,378
   Line of credit                                                                       --      1,340,000
   Current maturities of long-term debt                                                 --        255,238
   Accrued expenses                                                                  138,416      169,594
                                                                                  ----------   ----------
      Total current liabilities                                                    3,056,152    4,657,219

LONG-TERM DEBT, less current maturities                                                 --        386,156

DEFERRED COMPENSATION ARRANGEMENTS, less
   current portion                                                                   127,332      247,383

NOTE PAYABLE TO STOCKHOLDER                                                          122,000      116,000

STOCKHOLDERS' EQUITY:
   Common stock, no par value,
   1,000 shares authorized,
   790 shares issued and outstanding                                                  12,600       12,600
   Retained earnings                                                                  18,402      265,354
                                                                                  ----------   ----------
      Total stockholders' equity                                                      31,002      277,954
                                                                                  ----------   ----------
                                                                                  $3,336,486   $5,684,712
                                                                                  ==========   ==========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                                   HRA, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------------    --------------------------
                                                  1995           1996           1995          1996
                                               -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                        $  (111,358)   $   274,362    $  (203,364)   $   572,013
      Adjustments to reconcile
          net income to net cash
          provided by operating activities:
          Depreciation and amortization             31,859         39,797         57,115         89,702
          Provision for bad debts                      847        (31,000)         2,041         (5,581)
          Provision for deferred income taxes      (28,050)       (53,200)      (135,500)       (77,350)
          Change in operating assets
              and liabilities:
             Restricted cash                       (12,975)          --          (49,981)          --
             Accounts receivable                  (114,628)      (130,174)       114,722       (989,015)
             Income taxes receivable               (25,125)          --          (22,752)        44,240
             Prepaid expenses and other            (46,206)        18,499       (467,002)      (149,386)
             Other assets                          (19,648)          --          (19,648)          --
             Outstanding checks                      5,188        (76,682)       166,761        (13,109)
             Accounts payable                       79,226        (31,825)        20,222        150,257
             Notes and other payables                 --          254,248           --             --
             Payroll and related liabilities       116,522         56,135        331,455        406,689
             Reserve for workers'
                compensation claims                162,987        103,131        757,629        250,172
             Accrued expenses                       38,666         19,445        139,897          3,565
             Income taxes payable                  (72,207)          --             --          443,896
                                               -----------    -----------    -----------    -----------
                Net cash provided by
                    operating activities             5,098        442,736        691,595        726,093
                                               -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
      Capital expenditures                          (2,895)       (74,454)      (119,350)      (161,613)
      Purchase of business                             --        (863,151)          --         (863,151)
      Advances to StaffMark                            --            --             --          (31,250)
      Other                                        (16,000)          --          (16,000)          --
                                               -----------    -----------    -----------    -----------
                Net cash used in investing
                    activities                     (18,895)      (937,605)      (135,350)    (1,056,014)
                                               -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
      Payments on deferred
          compensation arrangements                 (5,302)       (19,324)       (24,961)       (55,378)
      Net borrowings (payments)
          under an accounts receivable
          financing agreement                      129,757           --         (379,621)          --
      Net borrowings under a
          revolving line of credit                    --          320,000           --          745,000
      Principal payments on note
          payable to a stockholder                  (6,295)          --          (24,295)          --
      Advances to stockholders                      25,988        340,089           --          250,000
      Distributions to stockholders                   --         (297,289)          --         (297,289)
                                               -----------    -----------    -----------    -----------
                Net cash provided by
                    (used in) financing
                    activities                     144,148        343,476       (428,877)       642,333
                                               -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                       130,351       (151,393)       127,368        312,412
CASH AND CASH EQUIVALENTS,
   beginning of period                             237,627        505,810        240,610         42,005
                                               -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
    end of period                              $   367,978    $   354,417    $   367,978    $   354,417
                                               ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Interest paid                            $    45,699    $    39,295    $    60,768    $    76,866
                                               ===========    ===========    ===========    ===========
      Taxes paid                               $    61,324           --      $   206,298    $    18,000
                                               ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES:


During the nine month period ended September 30,1996, HRA recorded a deferred compensation arrangement liability for the purchase of a noncompete agreement with a former stockholder totaling $139,637.

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                   HRA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION:

         HRA was incorporated on November 20, 1991, in the state of Tennessee and provides temporary personnel services throughout central Tennessee. Headquartered in Nashville, Tennessee, HRA does business under the name of Human Resources and operates staffing offices in the following Tennessee locations: Clarksville, Columbia, Franklin, Gallatin, Lebanon, Lewisburg, Murfreesboro, Nashville, Pulaski, Portland, Smyrna, Springfield and Tullahoma.

         HRA and its stockholders entered into a definitive agreement to merge with StaffMark in conjunction with the Offering. All outstanding shares of HRA's common stock were exchanged for cash and shares of StaffMark's common stock concurrent with the consummation of the Offering on October 2, 1996.

2.       BASIS OF PRESENTATION:

         The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although HRA believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

         On July 11, 1996, HRA completed the purchase of the assets and intellectual property of Dorothy Johnson's Career Consultants, Inc. ("Career Consultants"). Career Consultants provides permanent placement services on a fee basis to companies primarily in the Nashville, Tennessee area. The purchase price was $850,000 and included a payment for assets and a non-compete agreement with the principal stockholder of Career Consultants. The purchase was financed with borrowings under HRA's line of credit, which was extended in contemplation of this transaction. The acquisition was accounted for as a purchase business combination. The operations of Career Consultants were not significant to HRA's historical operating results.

Interim Financial Information

         The interim financial statements as of September 30, 1996 and the three and nine months ended September 30, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of HRA and the results of operations and cash flows with respect to the interim financial statements, have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

3.       LITIGATION:

         On September 27, 1996, HRA settled a lawsuit with its former workers' compensation insurance carrier, in which HRA had disputed the amount of insurance premiums owed for fiscal years 1993 and 1994 and a portion on fiscal year 1995. The settlement totaled $641,394 and calls for HRA to make an initial payment of $100,000, with the balance due in 36 monthly installments of $16,470, including interest at 6%. The note may be prepaid in whole or in part at any time without penalty. In the event that HRA elects to prepay the note, HRA will be entitled to a 10% discount of the present value of the balance outstanding at prepayment date. HRA had accrued for these disputed amounts in the fiscal years in which such amounts arose. Annual maturities pursuant to this note are as follows:

                 1997                                                       $  255,238
                 1998                                                          179,353
                 1999                                                          190,415
                 2000                                                           16,388
                                                                            ----------
                                                                            $  641,394
                                                                            ==========

                          FIRST CHOICE STAFFING, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                   ----------------------------    ---------------------------
                                       1995            1996             1995           1996
                                   ------------    ------------    ------------    ------------
SERVICE REVENUES                   $  3,316,224    $  4,811,081    $  9,956,709    $ 12,695,551
COST OF SERVICES                      2,701,431       3,800,236       8,105,090      10,186,083
                                   ------------    ------------    ------------    ------------
             Gross profit               614,793       1,010,845       1,851,619       2,509,468

OPERATING EXPENSES:
   Selling, general and
      administrative                    577,588         642,960       1,605,478       1,780,660
   Depreciation and amortization          8,241          32,533          24,693          79,068
                                   ------------    ------------    ------------    ------------
             Operating income            28,964         335,352         221,448         649,740
                                   ------------    ------------    ------------    ------------
OTHER INCOME
   (EXPENSE):
   Interest expense                      (4,490)        (19,649)        (15,717)        (33,416)
   Other expense                           --            (1,053)           --            (1,053)
                                   ------------    ------------    ------------    ------------
             Net income            $     24,474    $    314,650    $    205,731    $    615,271
                                   ============    ============    ============    ============

PRO FORMA DATA:
   Historical income before
      income taxes                 $     24,474    $    314,650    $    205,731    $    615,271
Less pro forma provision for
      income taxes                        9,545         122,713          80,235         239,956
                                   ------------    ------------    ------------    ------------
PRO FORMA NET
   INCOME                          $     14,929    $    191,937    $    125,496    $    375,315
                                   ============    ============    ============    ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          FIRST CHOICE STAFFING, INC.
                                 BALANCE SHEETS

                                                                                 DECEMBER 31, SEPTEMBER 30,
                                                                                     1995        1996
                                                                                  ----------   -----------
                                                                                               (UNAUDITED)
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  268,440   $  174,946
   Accounts receivable, net                                                        1,145,532    1,835,493
   Prepaid expenses and other                                                         72,171       31,467
                                                                                  ----------   ----------
      Total current assets                                                         1,486,143    2,041,906
                                                                                  ----------   ----------

PROPERTY AND EQUIPMENT, net                                                          327,240      348,628

OTHER ASSETS:
   Investment in captive insurance pool                                               36,000       36,000
   Advance to StaffMark                                                                 --         31,801
   Other                                                                                --        727,194
                                                                                  ----------   ----------
      Total other assets                                                              36,000      794,995
                                                                                  ----------   ----------
                                                                                  $1,849,383   $3,185,529
                                                                                  ==========   ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   65,608   $   99,853
   Payroll and related benefits                                                      534,047      510,688
   Accrued workers' compensation                                                      46,359       27,083
   Line of credit                                                                    200,000      225,000
   Current maturities of long-term debt                                                 --      1,488,754
   Note payable to stockholder                                                       180,000         --
   Other accrued expenses                                                              5,735         --
                                                                                  ----------   ----------
      Total current liabilities                                                    1,031,749    2,351,378
                                                                                  ----------   ----------

LONG-TERM DEBT, less current maturities                                                 --        500,000

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value, 100,000 shares
      authorized, 10,000 shares issued and
      outstanding                                                                     10,000       10,000
   Retained earnings                                                                 807,634      324,151
                                                                                  ----------   ----------
      Total stockholders' equity                                                     817,634      334,151
                                                                                  ----------   ----------
                                                                                  $1,849,383   $3,185,529
                                                                                  ==========   ==========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          FIRST CHOICE STAFFING, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                           --------------------------    --------------------------
                                                               1995          1996           1995        1996
                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $    24,474    $   314,650    $   205,731    $   615,271
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                                8,241         32,533         24,693         79,068
     Net loss on sale of property and equipment                   --            1,053           --            1,053
     Change in operating assets and liabilities:
          Accounts receivable, net                            (157,097)      (163,699)       (67,512)      (689,961)
          Prepaid expanses and other                             3,141          7,505         42,486         40,704
          Other assets                                            --         (721,055)          --         (735,406)
          Accounts payable                                      37,819          3,313         46,555         34,245
          Accrued workers' compensation                        (90,109)       (22,880)      (132,269)       (19,276)
          Payroll and related liabilities                       51,144         10,213         (3,820)       (23,359)
          Other accrued expenses                                  --             --           (7,000)        (5,735)
                                                           -----------    -----------    -----------    -----------

                Net cash provided by (used in)
                  operating activities                        (122,387)      (538,367)       108,864       (703,396)
                                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      (81,211)       (23,164)      (150,833)       (93,297)
     Advances to StaffMark                                        --             (551)          --          (31,801)
                                                           -----------    -----------    -----------    -----------
                Net cash used in investing activities          (81,211)       (23,715)      (150,833)      (125,098)
                                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments on) line of credit                   --          (25,000)          --           25,000
     Proceeds from long term debt                                 --        1,988,754           --        1,988,754
     Payments on note payable to stockholder                   (70,000)      (140,000)       (70,000)      (180,000)
     Cash distributions to stockholders                           --       (1,098,754)          --       (1,098,754)
                                                           -----------    -----------    -----------    -----------
                Net cash provided by (used in)
                  financing activities                         (70,000)       725,000        (70,000)       735,000
                                                           -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           (273,598)       162,918       (111,969)       (93,494)
CASH AND CASH EQUIVALENTS,
   Beginning of period                                         355,740         12,028        194,111        268,440
                                                           -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
   End of period                                           $    82,142    $   174,946    $    82,142    $   174,946
                                                           ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Interest paid                                        $      --      $     5,551    $     6,285    $    19,502
                                                           ===========    ===========    ===========    ===========
      Taxes paid                                           $      --      $      --      $      --      $      --
                                                           ===========    ===========    ===========    ===========



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          FIRST CHOICE STAFFING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
1.       ORGANIZATION:

         First Choice, a South Carolina corporation, provides temporary personnel services primarily for industrial and clerical needs in the greater Charlotte, North Carolina, metropolitan region. The business was initially founded and incorporated in 1986 as a Dunhill Temporary Systems franchise. In 1989, the founders bought out the Dunhill franchise contract and formed First Choice Temporary Staffing, Inc. In 1993, First Choice Temporary Staffing, Inc. changed its name to First Choice Staffing, Inc.

         Prior to reorganization on April 1, 1994, First Choice was a wholly owned subsidiary of Gregory Personnel, Inc. ("Gregory Personnel"). Gregory Personnel was formed as a holding company in connection with the acquisition by one 50% stockholder of the other 50% stockholder's interest in First Choice in 1990. Gregory Personnel had no operations and had assets consisting primarily on a noncompete agreement arising from the acquisition of the former 50% stockholder's interest in First Choice. The noncompete agreement was amortized over three years. On April 1, 1994, Gregory Personnel was merged downstream with First Choice, leaving First Choice as the surviving entity.

         First Choice and its stockholders entered into a definitive agreement to merge with StaffMark in conjunction with the Offering. All outstanding shares of First Choice's common stock were exchanged for cash and shares of StaffMark's common stock concurrent with the consummation of the Offering on October 2, 1996.

2.       BASIS OF PRESENTATION:

         The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although First Choice believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

         On July 1, 1996, First Choice acquired certain of the operating assets of SSI, a provider of permanent and temporary placement services to companies in the market for information technology professionals. SSI was incorporated in May 1993 and is located in Charlotte, North Carolina. The total purchase price of $700,000 and noncompete agreement with the seller of $50,000 were financed through borrowings from a bank and execution of a promissory note payable to the seller. All financing related to this acquisition is secured by the personal guaranty of the majority stockholder. The acquisition was accounted for using the purchase method of accounting.

Interim Financial Information

         The interim financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of First Choice and the results of operations and cash flows with respect to the interim financial statements, have been included.
The operating results for the interim periods are not necessarily indicative of results for the full year.

3.       S CORPORATION DISTRIBUTIONS:

         On September 25, 1996, First Choice borrowed $1.2 million and made distributions to its owners equal to First Choice's S Corporation Accumulated Adjustment Account.

4.       PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION:

         In conjunction with the merger with StaffMark, First Choice changed from an S Corporation to a C Corporation for federal and state income tax reporting purposes, which requires First Choice to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if First Choice had been a C Corporation for tax reporting purposes during the three and nine months ended September 30, 1995 and 1996, respectively.

                               THE BLETHEN GROUP

                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                   ----------------------------    ----------------------------
                                       1995            1996           1995            1996
                                   ------------    ------------    ------------    ------------
SERVICE REVENUES                   $  3,283,065    $  4,326,533    $  9,743,890    $ 12,047,667
COST OF SERVICES                      2,444,637       3,166,415       7,341,899       9,084,803
                                   ------------    ------------    ------------    ------------
             Gross profit               838,428       1,160,118       2,401,991       2,962,864

OPERATING EXPENSES:
   Selling, general and
      administrative                    659,659         972,048       1,985,510       2,274,816
   Depreciation and amortization         29,386          27,849          83,578          83,475
                                   ------------    ------------    ------------    ------------
             Operating income           149,383         160,221         332,903         604,573
                                   ------------    ------------    ------------    ------------
OTHER INCOME
   (EXPENSE):
   Interest expense                     (31,979)        (30,330)       (100,702)       (112,958)
   Interest and other income
      (expense)                           8,231          (9,553)          4,760          (8,392)
                                   ------------    ------------    ------------    ------------
INCOME BEFORE
   PROVISION FOR
   INCOME TAXES                         125,635         120,338         236,961         483,223
PROVISION FOR
   INCOME TAXES                          34,000          16,596          71,000          76,755
                                   ------------    ------------    ------------    ------------
             Net income            $     91,635    $    103,742    $    165,961    $    406,468
                                   ============    ============    ============    ============

PRO FORMA DATA:
   Historical income before
      income taxes                 $    125,635    $    120,338    $    236,961    $    483,223

   Less pro forma provision for
      income taxes                       48,998          46,932          92,415         188,457
                                   ------------    ------------    ------------    ------------
PRO FORMA NET
   INCOME                          $     76,637    $     73,406    $    144,546    $    294,766
                                   ============    ============    ============    ============

            The accompanying notes to combined financial statements
                   are an integral part of these statements.

                               THE BLETHEN GROUP
                            COMBINED BALANCE SHEETS


                                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                                    1995          1996
                                                                                ------------  -------------
                                                                                               (UNAUDITED)
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   44,644   $  115,773
   Accounts receivable, net                                                        1,377,799    1,785,287
   Deferred tax asset                                                                 11,000       16,000
   Prepaid expenses and other                                                         14,510        2,776
                                                                                  ----------   ----------
      Total current assets                                                         1,447,953    1,919,836

PROPERTY AND EQUIPMENT, NET                                                          307,286      255,298

OTHER ASSETS:
   Due from stockholders                                                             194,163         --
   Deferred tax asset                                                                 20,760         --
   Advance to StaffMark                                                                 --         31,250
   Other                                                                              12,232       14,492
                                                                                  ----------   ----------
      Total other assets                                                             227,155       45,742
                                                                                  ----------   ----------
                                                                                  $1,982,394   $2,220,876
                                                                                  ==========   ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $  105,648   $   62,446
   Outstanding checks                                                                 25,329         --
   Payroll and related liabilities                                                   301,258      511,412
   Line of credit                                                                    971,436    1,175,203
   Note payable to shareholder                                                          --        105,582
   Current maturities of long-term debt                                               10,151       10,678
   Current maturities of capital lease obligations                                    47,148         --
   Current maturities of notes payable to related parties                             62,813         --
   Income taxes payable                                                               82,583       49,638
   Accrued interest and other                                                         55,043       25,967
                                                                                  ----------   ----------
      Total current liabilities                                                    1,661,409    1,940,926

LONG-TERM DEBT, less current maturities                                               24,922       17,057
CAPITAL LEASE OBLIGATIONS, less current maturities                                    22,475         --
NOTES PAYABLE TO RELATED PARTIES,
   less current maturities                                                            45,271         --
DEFERRED TAX LIABILITY                                                                  --         26,300

STOCKHOLDERS' EQUITY:
   Common stock                                                                        8,399        8,399
   Paid-in capital                                                                     8,940        8,940
   Retained earnings                                                                 210,978      219,254
                                                                                  ----------   ----------
      Total stockholders' equity                                                     228,317      236,593
                                                                                  ----------   ----------
                                                                                  $1,982,394   $2,220,876
                                                                                  ==========   ==========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               THE BLETHEN GROUP
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                 ----------------------    ----------------------
                                                    1995        1996         1995         1996
                                                 ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  91,635    $ 103,742    $ 165,961    $ 406,468
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depreciation and amortization                 29,386       27,849       83,578       83,475
      Provision for bad debts                         (500)       8,300       (1,400)      42,060
      Change in operating assets
          and liabilities:
             Accounts receivable                   107,263      (99,218)    (211,584)    (404,490)
             Prepaid expenses and other            (17,630)      12,775      (26,299)      11,734
             Other assets                           11,750       (2,308)      11,750       (2,260)
             Accounts payable                     (233,716)      (1,998)      10,471      (43,202)
             Notes payable                          17,383         --           --           --
             Outstanding checks                       --           --           --        (25,329)
             Payroll and related liabilities         7,222        6,842        1,099      210,154
             Income taxes payable (receivable)        --        (29,173)      56,040      (32,945)
             Accrued interest and other             83,078      (16,931)      98,575      (29,076)
                                                 ---------    ---------    ---------    ---------
                Net cash provided by operating
                   activities                       95,871        9,880      188,191      216,589
                                                 ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                          (6,395)      (4,666)      (6,396)     (31,487)
      Advances to StaffMark                           --           --           --        (31,250)
                                                 ---------    ---------    ---------    ---------
                Net cash used in investing
                   activities                       (6,395)      (4,666)      (6,396)     (62,737)
                                                 ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds (payments) from
         lines of credit                          (177,462)     122,436       48,151      203,767
      Proceeds from issuance of
         long-term debt                               --           --           --           --
      Payments on long-term debt                    (2,263)      (1,851)      (5,170)      (7,338)
      Payments on capital lease obligations        (19,297)        --        (61,240)     (69,623)
      Change in note payable to related parties     79,025      (23,767)      (8,049)      (2,502)
      Cash distributions to stockholders           (31,291)    (353,325)     (94,181)        --
      Cash contributions by stockholders              --           --           --       (398,192)
      Change in due from stockholders              (72,917)     247,754      (40,126)     191,165
                                                 ---------    ---------    ---------    ---------
                Net cash used in
                   financing activities           (224,205)      (8,753)    (160,615)     (82,723)
                                                 ---------    ---------    ---------    ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                      (134,729)      (3,539)      21,180       71,129
CASH AND CASH EQUIVALENTS,
   beginning of period                             187,830      119,312       31,921       44,644
                                                 ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
    end of period                                $  53,101    $ 115,773    $  53,101    $ 115,773
                                                 =========    =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
      Interest paid                              $  63,725    $  51,422    $ 122,591    $ 131,963
                                                 =========    =========    =========    =========
      Taxes paid                                 $  18,551    $  33,930    $  41,476    $  66,939
                                                 =========    =========    =========    =========




                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               THE BLETHEN GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION:

         Blethen's primary business purpose is to provide temporary personnel services. Blethen's administrative headquarters are in Burlington, North Carolina, and as of September 30, 1996, Blethen operated staffing offices in Burlington, Henderson, Durham, West End, Research Triangle Park and Winston-Salem, North Carolina.

         The accompanying combined financial statements include the accounts of the following separate entities which comprise Blethen:

                                                                 FORM OF
                                                                 CORPORATION
                                       DATE OF INCORPORATION     FOR INCOME
ENTITY                                 IN NORTH CAROLINA         TAX PURPOSES        SERVICE TYPE
------                                 ---------------------     ------------        ------------
Blethen Temporaries, Inc.  . . . . .   October 6, 1981           S Corporation       Clerical and light industrial

Dixon Enterprises of Burlington,
   Inc.  . . . . . . . . . . . . . .   February 7, 1992          C Corporation       Clerical and light industrial

DP Pros of Burlington, Inc.  . . . .   June 6, 1985              C Corporation       Information technology
                                                                                             and clinical

Personnel Placement, Inc.  . . . . .   October 6, 1981           C Corporation       Permanent Placement

TRASEC Corp. . . . . . . . . . . . .   February 7, 1992          C Corporation       Clerical and light industrial

Jaeger Personnel  Services, Ltd. . .   December 20, 1985         S Corporation       Clerical and light industrial

All significant intercompany transactions and balances have been eliminated.

         Blethen and its stockholders entered into a definitive agreement to merge with StaffMark in conjunction with the Offering. All outstanding shares of Blethen's common stock were exchanged for cash and shares of StaffMark's common stock concurrent with the consummation of the Offering on October 2, 1996.

2.       BASIS OF PRESENTATION:

         The unaudited combined financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Blethen believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these combined financial statements be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Registration Statement on Form S-1 (Reg. No. 333-7513) related to the Offering.

Interim Financial Information

         The interim financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Blethen and the results of operations and cash flows with respect to the combined interim financial statements, have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

3.       PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION:

         In conjunction with the merger with StaffMark, Blethen changed from an S Corporation to a C Corporation for federal and state income tax reporting purposes, which requires Blethen to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if Blethen had been a C Corporation for tax reporting purposes during the three and nine months ended September 30, 1995 and 1996, respectively.

PART I ITEM II-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

INTRODUCTION

         On October 2, 1996, StaffMark acquired simultaneously with the closing of the Offering, the Founding Companies. Pursuant to the requirements of SAB 97, which was issued and became effective July 31, 1996, Brewer was designated as the acquirer of the other Founding Companies for financial reporting purposes. The information below is intended to discuss the pro forma and combined results of operations as well as the results of operations for Brewer and each of the other Founding Companies for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, and for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

         The Company's revenues are derived from temporary staffing and permanent placement services provided to its clients. Because the Company compensates its temporary employees only for the hours actually worked, wages for the Company's temporary personnel are a variable cost that increase or decrease in proportion to revenues. Cost of services consists primarily of wages paid to temporary employees, workers' compensation expenses and payroll taxes related to temporary employees. Selling, general and administrative expenses consist primarily of compensation and related benefits to the Founding Companies' owners, administrative salaries and benefits, marketing and rent.

         The Founding Companies have been managed throughout the periods presented as independent private companies, and, as such, their results of operations reflect two tax structures, S Corporations and C Corporations, which have influenced, among other things the historical levels of their owners' compensation. Certain owners have agreed to reductions in their compensation and benefits in connection with the Merger. The compensation differential and the related income tax effects have been reflected as pro forma adjustments in the accompanying pro forma financial information.

         The Company has analyzed the savings that it expects to realize as a result of: (i) consolidating certain general and administrative functions, including workers' compensation insurance programs, (ii) the reduction in interest payments related to the prepayment of the Founding Companies' debt, and (iii) its ability to borrow at lower interest rates than the Founding Companies. The Company cannot currently quantify these savings. It is anticipated that these savings will be partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management. However, these costs also cannot be accurately quantified. Accordingly, neither the anticipated savings nor the anticipated costs have been included in the pro forma financial information included herein. As a result, historical combined results may not be comparable to, or indicative of, future performance.

         The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

         The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included elsewhere in this document. Also, the pro forma combined results discussed below occurred when the combined companies were not under common control or management and may not be comparable to, or indicative of future performance.

PRO FORMA COMBINED RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

RESULTS OF OPERATIONS - PRO FORMA COMBINED

PRO FORMA COMBINED REVENUES

         Pro forma combined revenues increased $6.8 million or 14.9% to $52.7 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was largely attributable to an increase in HRA's revenues of $2.6 million primarily related to the opening of several new branches. Also contributing to the increase in pro forma combined revenues was an increase in Maxwell's, Blethen's, and First Choice's revenues of $1.6 million, $1.0 million, and $1.5 million, respectively.

PRO FORMA COMBINED GROSS PROFIT

         Pro forma combined gross profit increased $2.1 million or 23.2% to $11.4 million for the three months ended September 30, 1996 as compared to three months ended September 30, 1995. Pro forma combined gross profit as a percentage of revenues increased to 21.6% at September 30, 1996 from 20.1% at September 30, 1995. These increases are primarily attributable to an increase in Brewer's gross margin, exclusive of acquisitions.

PRO FORMA COMBINED OPERATING EXPENSES

         Pro forma combined selling, general and administrative ("SG&A") expenses increased $1.1 million or 17.3% to $7.4 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily attributable to the opening of several new branches in the Founding Companies. Pro forma combined SG&A as a percentage of revenues increased to 14.0% for the three months ended September 30, 1996 compared to 13.7% for the three months ended September 30, 1995. Pro forma combined depreciation and amortization expense remained relatively consistent.

PRO FORMA COMBINED OPERATING INCOME

         Pro forma combined operating income increased $1.0 million or 41.1% to $3.5 million for the three months ended September 30, 1996 as compared to three months ended September 30, 1995. Pro forma combined operating income as a percentage of revenues increased to 6.7% for the three months ended September 30, 1996 as compared to 5.5% for the three months ended September 30, 1995. These increases are primarily attributable to the increased gross profit and gross profit as a percentage of revenues as discussed above while operating expenses remained relatively stable.

PRO FORMA COMBINED INTEREST EXPENSE

         Pro forma combined interest expense was $.7 million for the three months ended September 30, 1996 as compared to $.6 million for the three months ended September 30, 1995. Concurrent with the Merger, all debt was repaid.

PRO FORMA COMBINED NET INCOME

         Pro forma combined net income increased $.6 million or 51.8% to $1.7 million for three months ended September 30, 1996 compared to $1.1 million for the three months ended September 30, 1995. Pro forma combined net income as a percentage of revenues increased to 3.3% for the three months ended September 30, 1996 compared to 2.5% for the three months ended September 30, 1995.

PRO FORMA COMBINED RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

PRO FORMA COMBINED REVENUES

         Pro forma combined revenues increased $15.7 million or 12.2% to $144.1 million for the nine months ended September 30, 1996 compared to $128.4 million for the nine months ended September 30, 1995. This increase was largely attributable to an increase in Prostaff's revenues of $3.7 million primarily due to the opening of new branches and an increase in the amount of business conducted with a significant client and an increase in HRA's revenues of $5.2 million primarily attributable to the opening of several new branches. Also contributing to the increase in pro forma combined revenues was an increase Maxwell's, Blethen's, and First Choice's revenues of $3.3 million, $2.3 million, and $1.7 million, respectively.

PRO FORMA COMBINED GROSS PROFIT

         Pro forma combined gross profit increased $4.8 million or 18.4% to $30.8 million for the nine months ended September 30, 1996 as compared to $26.0 million for the nine months ended September 30, 1995. Pro forma combined gross profit as a percentage of revenues increased to 21.4% at September 30, 1996 from 20.3% at September 30, 1995. These increases are primarily attributable to an increase in Brewer's gross margin, exclusive of acquisitions and the opening of several new branches in the Founding Companies.

PRO FORMA COMBINED OPERATING EXPENSES

         Pro forma combined SG&A expenses increased $3.2 million or 17.4% to $21.5 million for the nine months ended September 30, 1996 as compared to $18.4 million for the nine months ended September 30, 1995. This increase was primarily attributable to the opening of several new branches in the Founding Companies. Pro forma combined SG&A as a percentage of revenues increased to 15.0% for the nine months ended September 30, 1996 compared to 14.3% for the nine months ended September 30, 1995. Pro forma combined depreciation and amortization expense increased $.2 million or 13.5% to $1.4 million for the nine months ended September 30, 1996 compared to $1.3 million for the nine months ended September 30, 1995.

PRO FORMA COMBINED OPERATING INCOME

         Pro forma combined operating income increased $1.4 million or 22.3% to $7.8 million for the nine months ended September 30, 1996 as compared to $6.4 million for the nine months ended September 30, 1995. Pro forma combined operating income as a percentage of revenues increased to 5.4% for the nine months ended September 30, 1996 as compared to 5.0% for the nine months ended September 30, 1995. These increases are primarily attributable to the increased gross profit and gross profit as a percentage of revenues as discussed above, offset somewhat by the increase in SG&A expense.

PRO FORMA COMBINED INTEREST EXPENSE

         Pro forma combined interest expense was $1.8 million for the nine months ended September 30, 1996 and September 30, 1995. Concurrent with the Merger, all debt was repaid.

PRO FORMA COMBINED NET INCOME

         Pro forma combined net income increased $.9 million or 32.2% to $3.8 million during the nine months ended September 30, 1996 as compared to $2.9 million for the nine months ended September 30, 1995.

COMBINED RESULTS OF OPERATIONS  (UNAUDITED)
(IN THOUSANDS)

                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,                            September 30,
                                             ======================================  ========================================
                                               1995        %       1996         %      1995          %      1996        %
                                             ======================================  ========================================
REVENUES                                     $ 41,759     100.0%  $ 52,689    100.0% $ 107,316     100.0%  $142,543    100.0%
COST OF SERVICES                               33,398      80.0     41,429     78.6     85,810      80.0    112,128     78.7
                                             --------   -------   --------  -------  ---------  --------   --------  -------
       Gross profit                             8,361      20.0     11,260     21.4     21,506      20.0     30,415     21.3

OPERATING EXPENSES:
       Selling, general and administrative      6,211      14.9      7,563     14.4     17,019      15.9     21,869     15.3
       Depreciation and amortization              368       0.8        485      0.9        773       0.7      1,402      1.0
                                             --------   -------   --------  -------  ---------  --------   --------  -------
            Operating income                 $  1,782       4.3%  $  3,212      6.1% $   3,714       3.4%  $  7,144      5.0%
                                             ========   =======   ========  =======  =========  ========   ========  =======

COMBINED RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

COMBINED REVENUES

         Combined revenues increased $10.9 million or 26.2% to $52.7 million for the three months ended September 30, 1996 compared to $41.8 million for the three months ended September 30, 1995. This increase was largely attributable to (i) an increase in Brewer's revenues of $3.4 million primarily attributable to the acquisition of On Call in February 1996, (ii) an increase in Prostaff's revenues of $.8 million primarily due to the opening of new branches and an increase in business conducted with a significant client, and (iii) an increase in HRA's revenues of $2.6 million primarily attributable to the opening of several new branches. Also contributing to the increase in combined revenues was an increase in Maxwell's, Blethen's, and First Choice's revenues of $1.6 million, $1.0 million, and $1.5 million respectively.

COMBINED GROSS PROFIT

         Combined gross profit increased $2.9 million or 34.7% to $11.3 million for the three months ended September 30, 1996 as compared to $8.4 million for the three months ended September 30, 1995. Combined gross profit as a percentage of revenues increased to 21.4% at September 30, 1996 from 20.0% at September 30, 1995. These increases are primarily attributable to Brewer's acquisition of Caldwell, as well as an increase in Brewer's gross profit as a percentage of revenues as the result of lower expenses in workers' compensation and state unemployment taxes.

COMBINED OPERATING EXPENSES

         Combined SG&A expenses increased $1.4 million or 21.8% to $7.6 million for the three months ended September 30, 1996 compared to $6.2 million for the three months ended September 30, 1995. This increase was primarily attributable to the opening of several new branches in the Founding Companies as well as an increase in Brewer's SG&A of $.7 million primarily attributable to the acquisition of On Call. Combined SG&A as a percentage of revenues decreased to 14.4% for the three months ended September 30, 1996 compared to 14.9% for the three months ended September 30, 1995. Combined depreciation and amortization expense increased $.1 million or 31.8% to $.5 million for the three months ended September 30, 1996 compared to $.4 million for the three months ended September 30, 1995.

COMBINED OPERATING INCOME

         Combined operating income increased $1.4 million or 80.3% to $3.2 million for the three months ended September 30, 1996 as compared to $1.8 million for the three months ended September 30, 1995. Combined operating income as a percentage of revenues increased to 6.1% for the three months ended September 30, 1996 as compared to 4.3% for the three months ended September 30, 1995. These increases are primarily attributable to the increased gross profit and gross profit as a percentage of revenues, offset by a small increase in SG&A expense as discussed above.

COMBINED RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

COMBINED REVENUES

       Combined revenues increased $35.2 million or 32.8% to $142.5 million for the nine months ended September 30, 1996 compared to $107.3 million for the nine months ended September 30, 1995. This increase was largely attributable to (i) an increase in Brewer's revenues of $18.0 million primarily attributable to the acquisitions of Caldwell in July 1995 and On Call in February 1996, (ii) an increase in Prostaff's revenues of $3.7 million primarily due to the opening of new branches and an increase in the amount of business conducted with a significant client, and (iii) an increase in HRA's revenues of $5.2 million primarily attributable to the opening of several new branches. Also contributing to the increase in combined revenues was an increase in Maxwell's, Blethen's, and First Choice's revenues of $3.3 million, $2.3 million, and $2.7 million, respectively.

COMBINED GROSS PROFIT

       Combined gross profit increased $8.9 million or 41.4% to $30.4 million for the three months ended September 30, 1996 as compared to $21.5 million for the three months ended September 30, 1995. Combined gross profit as a percentage of revenues increased to 21.3% at September 30, 1996 from 20.0% at September 30, 1995. These increases are primarily attributable to Brewer's acquisition of Caldwell, as well as an increase in Brewer's gross margin, exclusive of acquisitions.

COMBINED OPERATING EXPENSES

       Combined SG&A increased $4.9 million or 28.5% to $21.9 million for the nine months ended September 30, 1996 compared to $17.0 million for the nine months ended September 30, 1995. This increase was primarily attributable to the opening of several new branches by many of the Founding Companies as well as an increase of Brewer's SG&A of $3.0 million primarily attributable to the acquisitions of Caldwell and On Call. Combined SG&A as a percentage of revenues decreased to 15.3% for the nine months ended September 30, 1996 compared to
15.9% for the nine months ended September 30, 1995.   Combined depreciation and
amortization expense increased $.6 million or 81.4% to $1.4 million for the nine months ended September 30, 1996 compared to $.8 million for the nine months ended September 30, 1995. This increase was primarily attributable to an increase of Brewer's depreciation and amortization of $.5 million largely due to increased amortization of intangibles which resulted from the acquisitions of Caldwell and On Call.

COMBINED OPERATING INCOME

       Combined operating income increased $3.4 million or 92.4% to $7.1 million for the nine months ended September 30, 1996 as compared to $3.7 million for the nine months ended September 30, 1995. Combined operating income as a percentage of revenues increased to 5.0% for the nine months ended September 30, 1996 as compared to 3.5% for the nine months ended
September 30, 1995. These increases are primarily attributable to the increased gross profit and gross profit margin offset somewhat by the increase in SG&A expense as discussed above.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

       On October 2, 1996, the Company completed the Offering which involved the public sale of 6.325 million shares of common stock (including the underwriters' over-allotment) at a price of $12.00 per share. The proceeds from the transaction, net of underwriting discounts and commissions and after deducting expenses of the Offering were approximately $67.0 million. Of this amount $15.9 million was used to pay the cash portion of the purchase price for the Founding Companies. In addition, approximately $29.5 million of the net proceeds was used to repay indebtedness of the Founding Companies. The remaining net proceeds will be used for working capital and for general corporate purposes, which are expected to include future acquisitions.

       On October 4, 1996, the Company completed a $50 million credit facility with Mercantile Bank of St. Louis to be used for working capital and other general corporate purposes, including future acquisitions. The facility includes a $20 million revolving credit facility and $30 million acquisition facility. The maturity of the facility is October 1, 2001 and the interest will be computed at the Company's option at either LIBOR or the bank's prime rate and incrementally adjusted based on certain of the Company's operating leverage ratios. The credit facility is secured by all assets of the Company and a pledge of 100% of the stock of all subsidiaries.

       The Company has also recently registered an additional 4.0 million shares of its common stock for use as consideration for future acquisitions. While there can be no assurance, management believes that the funds currently on hand, funds to be provided by operations and funds available through the existing credit facility, coupled with management's assessment of the Founding Companies additional borrowing capacity will be sufficient to meet the Company's additional anticipated needs for working capital, capital expenditures, and future acquisitions through the expiration date of the credit facility discussed above. Management plans to periodically reassess the adequacy of the Company's credit facility, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, and acquisition plans, in order to ensure the Company's negotiated credit facilities are adequate to meet the Company's liquidity needs on a short-term and long-term basis.

RESULTS OF OPERATIONS -- FOUNDING COMPANIES

INTERIM RESULTS -- BREWER

       Revenues increased $3.4 million or 23.2% and $18.0 million or 59.0% to $18.0 million and $48.6 million, respectively for the three and nine months ended September 29, 1996 as compared to the three and nine months ended October 1, 1995. This increase is primarily due to the acquisitions of Caldwell in July 1995 and On Call in February 1996. Gross profit increased $.7 million or 24.0% and $4.3 million or 71.6% to $3.8 million and $10.3 million, respectively for the three and nine months ended September 29, 1996 as compared to the three and nine months ended October 1, 1995. Gross margin increased to 21.2% during the first nine months of 1996 compared to 19.7% during the first nine months of 1995. These increases were primarily attributable to the acquisition of Caldwell, as well as the increase in Brewer's gross margin resulting from a decrease in the Arkansas state unemployment tax rate. Operating expenses increased $.8 million or 45.8% and $3.5 million or 89.1% to $2.5 million and $7.5 million, respectively for the three and nine months ended September 29, 1996 as compared to the three and nine months ended October 1, 1995. This increase was primarily attributable to the acquisitions of Caldwell and On Call and was also influenced by Brewer's decision to enhance its organizational structure in order to achieve its growth strategy which resulted in an increase in personnel costs and costs associated with moving into its new corporate headquarters. Operating income increased/(decreased) ($.1) million or (4.1%) and $.8 million or 37.3% to $1.3 million and $2.8 million, respectively for the three and nine months ended September 29, 1996 as compared to the three and nine months ended October 1, 1995. As a percentage of revenues operating income decreased to 5.8% for the nine months ended September 29, 1996 from 6.7% for the nine months ended October 1, 1995. Net income decreased $.2 million or 16.2% and $.2 million or 12.9% to $.8 million and $1.4 million, respectively for the three and nine months ended September 29, 1996 as compared to the three and nine months ended October 1, 1995 as a result of the increase in SG&A costs discussed above.

INTERIM RESULTS -- PROSTAFF

       Revenues increased $.8 million or 8.3% and $3.7 million or 14.2% to $10.6 million and $29.5 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. This increase is primarily due to the opening of several new branches during 1995 and during the first nine months of 1996, a significant increase in business conducted with its largest client and the addition of a new significant client in 1996. Gross margin increased to 18.6% during the first nine months of 1996 compared to 17.4% during the first nine months of 1995.
This increase was primarily attributable to a decrease in the Arkansas state unemployment tax rate. Operating expenses decreased $.1 million or 6.2% and increased $.3 million or 6.9% to $1.3 million and $4.2 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. The increase for the nine months ended September 30, 1996 was primarily attributable to the opening of several new branches in 1995 and the hiring of a significant number of new employees, partially offset by a decrease in bonuses to the owners of Prostaff. Operating income increased $.4 million or 138.8% and $.7 million or 129.1% to $.6 million and $1.2 million, respectively for the three and nine months ended September 30,

1996 as compared to the three and nine months ended September 30, 1995. As a percentage of revenues, operating income increased to 4.2% for the nine months ended September 30, 1996 from 2.1% for the nine months ended September 30, 1995. Net income increased $.3 million or 136.5% and $.8 million or 171.1% to $.6 million and $1.2 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995.

INTERIM RESULTS -- MAXWELL

       Revenues increased $1.6 million or 28.0% and $3.3 million or 19.1% to $7.2 million and $20.4 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. This increase is primarily due to a significant client contract, which began in July 1995, and the acquisition of Sumner-Ray Technical Resources, Inc. in February 1996. This increase was partially offset by a decrease in the staffing needs of another client and the result of government shutdowns in December 1996 and January 1996, which caused delays in the issuance of H1-B Visas to foreign-trained therapists and delays in the therapists' arrival in the U.S. Gross profit increased $.4 million or 35.5% and $.9 million or 21.7% to $1.7 million and $5.0 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Gross margin increased to 24.7% during the first nine months of 1996 compared to 24.2% during the first nine months of 1995. This increase was primarily attributable to increased revenues and a reduction in workers' compensation expense of approximately $.6 million due to a reduction in the actuarially determined reserves. The reduction was partially offset by an increase of approximately $.2 million in compensation paid to the Company's foreign-trained therapists resulting from a one-time change in the Company's orientation policy. Operating expenses increased $.3 million or 32.6% and $.6 million or 17.2% to $1.4 million and $3.9 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Net income increased $.1 million or 31.6% and $.3 million or 40.8% to $.3 million and $1.1 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995.

INTERIM RESULTS -- HRA

       Revenues increased $2.6 million or 50.9% and $5.2 million or 37.2% to $7.7 million and $19.3 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. This increase is primarily due to the opening of new branches and the acquisition of Dorothy Johnson's Career Consultants, Inc. in July 1996. Gross profit increased $.8 million or 88.8% and $1.5 million or 58.5% to $1.8 million and $4.1 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Gross margin increased to 21.3% for the nine months ended September 30, 1996 compared to 18.5% for the nine months ended September 30, 1995. This increase was primarily attributable to the opening of new branches. Operating expenses increased $.2 million or 17.8% and $.6 million or 20.3% to $1.3 million and $3.4 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. These increases were primarily attributable to the opening of new branches. In addition, HRA expensed a severance arrangement of approximately $.1 million during the nine months ended September 30, 1996. Operating income increased $.6 million or 434.3% and $.9 million or 420.6% to $.5 million and $.7 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. As a percentage of revenues operating income increased to 3.7% for the nine months ended September 30, 1996 from (1.6)% for the nine months ended September 30, 1995. Net income increased $.4 million or 346.4% and $.8 million or 381.3% to $.3 million and $.6 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995.

INTERIM RESULTS -- FIRST CHOICE

       Revenues increased $1.5 million or 45.1% and $2.7 million or 27.5% to $4.8 million and $12.7 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. This increase is primarily due to the opening of a new branch location in the first quarter of 1996 and the acquisition of SSI in July 1996. Gross profit increased $.4 million or 64.4% and $.7 million or 35.5% to $1.0 million and $2.5 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Gross margin increased to 19.8% during the first nine months of 1996 compared to 18.6% during the first nine months of 1995. This increase was primarily attributable to increased revenues partially offset by a decrease in workers' compensation expense. Operating expenses increased $0.1 million or 15.3% and $.2 million or 14.1% to $.7 million and $1.9 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. These increases were primarily attributable to an increase in recruiting and testing expenses, communication costs and occupancy costs. These increases were partially offset by decreases in training costs. Operating income increased $.3 million or 1,057.8% and $.4 million or 193.4% to $.3 million and $.6 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. As a percentage of revenues, operating income increased to 5.1% for the nine months ended September 30, 1996 from 2.2% for the nine months ended September 30, 1995. Net income increased $.3 million or 1185.7% and $.4 million or 199.1% to $.3 million and $.6 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995.

INTERIM RESULTS -- BLETHEN

       Revenues increased $1.0 million or 31.8% and $2.3 million or 23.6% to $4.3 million and $12.0 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. This increase is primarily due to increased demand for clinical trial support services. Gross profit increased $.3 million or 38.4% and $.6 million or 23.4% to $1.2 million and $3.0 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Gross margin remained relatively consistent at 24.6% during the first nine months of 1996 compared to 24.7% during the first nine months of 1995. Operating expenses increased $.3 million or 45.1% and $0.3 million or 14.0% to $1.0 million and $2.4 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Operating income increased $.01 million or 7.3% and $.3 million or 81.6% to $.2 million and $.6 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. As a percentage of revenues, operating income increased to 5.0% for the nine months ended September 30, 1996 from 3.4% for the nine months ended September 30, 1995. Net income increased $.01 million or 13.2% and $.2 million or 144.9% to $.1 million and $.4 million, respectively for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         On September 27, 1996, HRA settled a lawsuit with its former workers' compensation insurance carrier, in which HRA had disputed the amount of insurance premiums owed for fiscal years 1993 and 1994 and a portion of fiscal year 1995. The settlement totaled $641,394 and calls for HRA to make an initial payment of $100,000, with the balance due in 36 monthly installments of $16,470, including interest at 6%. The note may be prepaid in whole or in part at any time without penalty. In the event that HRA elects to prepay the note, HRA will be entitled to a 10% discount of the present value of the balance outstanding at prepayment date. HRA had accrued for these disputed amounts in the fiscal years in which such amounts arose. Annual maturities pursuant to this note are as follows:

                 1997                               $  255,238
                 1998                                  179,353
                 1999                                  190,415
                 2000                                   16,388
                                                    ----------
                                                    $  641,394
                                                    ==========

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            27.1 Financial Data Schedule.

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STAFFMARK, INC.


Date: November 12, 1996                 /s/ CLETE T. BREWER
                                        ------------------------------------
                                        Clete T. Brewer
                                        Chief Executive Officer and President


Date: November 12, 1996                 /s/ TERRY C. BELLORA
                                        ------------------------------------
                                        Terry C. Bellora
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27.1            -  Financial Data Schedule