Form 10-K
period 1996-12-31
STAFFMARK INC
filed 1997-03-17
CIK 1017968

35
                                       26
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       or

                         Commission file number: 0-20971

                                 StaffMark, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                                     71-0788538
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             302 East Millsap Road
               Fayetteville, AR                                    72703
       (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (501) 973-6000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $132,745,800 as of March 13, 1997.

As of March 13, 1997, the number of shares outstanding of the registrant's Common Stock was 13,417,012.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of stockholders to be held on May 2, 1997 are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I


ITEM I .  BUSINESS

The Mergers

       StaffMark, Inc. (the "Company" or "StaffMark"), a Delaware corporation, was formed in March 1996 to create a leading provider of diversified staffing services to businesses, healthcare providers, professional and service organizations and governmental agencies, primarily in growth markets in the southeastern and southwestern United States. Simultaneously with the closing of the initial public stock offering of its Common Stock (the "Offering"), StaffMark acquired, in separate merger transactions (the "Mergers"), Brewer Personnel Services, Inc. ("Brewer"), Prostaff Personnel, Inc. and its related entities ("Prostaff"), Maxwell Staffing, Inc. and its related entities ("Maxwell"), HRA, Inc. ("HRA"), First Choice Staffing, Inc. ("First Choice") and Blethen Temporaries, Inc. and its related entities ("Blethen") (collectively referred to as the "Founding Companies"). The Founding Companies had on average operated for over 13 years in eight states through over 90 branch offices.

General

     StaffMark is a leading provider of diversified staffing services to business, medical niches, professional and service organizations and governmental agencies, primarily in growth markets in the southeastern and southwestern United States. The Company operates 94 branches located in Arkansas, Colorado, Georgia, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Virginia and Vancouver, British Columbia, Canada. Currently, the Company provides more than 11,000 field employees to over 2,600 clients during a typical week. The Company's business is organized into three divisions:
Commercial, Specialty Medical and Professional/IT ("Information Technology").

       The Commercial division provides clerical and light industrial staffing services, and generated approximately 89.9% and 88.1% of the Company's combined revenues for the years ended December 31, 1995 and December 31, 1996, respectively. For the fourth quarter ended December 31, 1995 and 1996, the Commercial Division generated 90.0% and 84.0% of the Company's combined revenues, respectively. The Company's commercial services personnel include secretarial, clerical and word processing personnel, receptionist/switchboard operators, typists, data entry operators, cashiers, client service representatives, medical/legal transcriptionists, file clerks and other miscellaneous office personnel. Light industrial services personnel include warehouse workers, maintenance workers, assemblers, quality control clerks, order pullers, food service workers, production workers, shipping/receiving clerks, janitors, packagers, inventory clerks, textile manufacturers and machinists.

       The Specialty Medical division provides healthcare and medical staffing services, such as physical and occupational therapists, speech pathologists and clinical trial support services, and generated approximately 8.3% and 7.4% of the Company's combined revenues for the years ended December 31, 1995 and December 31, 1996, respectively. For the fourth quarter ended December 31, 1995 and 1996, the Specialty Medical division generated 8.1% and 8.4% of the Company's combined revenues, respectively. The Company offers specialty medical staffing services to meet the growing demand for physical and occupational therapists in the United States healthcare market. The Company recruits, both domestically and internationally, trained physical therapists, occupational therapists and speech pathologists to work in a variety of healthcare settings in more than 15 states. The Company also provides complete physical therapy management and staffing services to out-patient clinics as well as rural and suburban acute care hospitals. The Company targets hospitals in the 80-250 bed range with at least one orthopedic surgeon on staff, minimal competition in the area, and moderate to heavy surrounding industry. The Company's clinical trials personnel support the staffing demands of the pharmaceutical, biotechnology, medical device and medical and clinical research data industries. The Company provides contract personnel with a wide variety of expertise in the clinical research field including clinical monitoring, project management, data management, programming, statistical analysis, regulatory affairs, medical review, writing and training. The Company maintains a national database of qualified contract professionals and is able to source potential candidates for its clients on a nationwide basis.
                                      (2)

     The Professional/IT division provides technical, professional and information technology staffing services and generated approximately 1.8% and 4.5% of the Company's combined revenues for the years ended December 31, 1995 and December 31, 1996, respectively. For the fourth quarter ended December 31, 1995 and 1996, the Professional/IT Division generated 1.9% and 7.6% of the Company's combined revenues, respectively. Information technology services include systems planning and design, project management, software applications development, systems and network implementation, systems integration and higher-level contract programming services, facilities management, system maintenance, "help-desk" assistance and education and training. The Company provides technical services personnel such as drafters, designers and engineers in the mechanical and electrical engineering and computer science fields. The Company also provides accounting personnel, paralegals and other legal assistants, and sales and marketing professionals.

Recent Developments

       A key element of the Company's strategy is to acquire independent staffing companies that will provide geographic expansion, increased market penetration, compliment existing services and increase the revenue mix in the Professional/IT and Specialty Medical divisions. The Company has completed five acquisitions since the Offering.


    Acquired        Date of                           Revenue          Services
    Company       Acquisition      Location         (in Millions)      Provided

------------------------------- ------------- ------------------------ ---------

The Technology
Source L.L.C.   November 1996      St. Louis, Missouri $6.8      Professional/IT

Advantage
Staffing        December 1996      Spartanburg, South   3.6      Commercial and
                                   Carolina                      Professional/IT

Tom Bain, Inc.  December 1996      Brentwood,           3.6      Commercial and
                                   Tennessee                     Professional/IT


Advance
Personnel
Service,Inc.    January 1997       Memphis, Tennessee   6.3      Commercial

MRIC
Medical
Recruiters
International   February 1997      Vancouver, British   2.5      Specialty
LTD                                Columbia                      Medical

The Staffing Services Industry

       The staffing services industry has grown rapidly in recent years as competitive pressures have caused businesses to focus on reducing costs, including converting fixed labor costs to variable costs. The use of temporary employees also enables companies to improve flexibility in employee hiring and scheduling and allows them to focus on their core business functions. According to the National Association of Temporary and Staffing Services ("NATSS"), the United States market for temporary staffing services has grown at a compound annual rate of approximately 17.7%, from approximately $20.4 billion in revenue in 1991 to an estimated $45.1 billion in 1996. According to the Staffing Industry Report, technical, professional and healthcare staffing are among the fastest growing sectors of the staffing services industry. The Company believes that these specialized services offer a greater opportunity for growth and profitability than commercial staffing services alone. The Company believes the temporary staffing industry is highly fragmented with an estimated 4,000 to 6,000 companies and is experiencing increasing consolidation (over 200 acquisitions by public companies since 1995) largely in response to increased competition, the need to offer a full range of services to regional and national accounts and as a way for these owners to solidify their equity or define an exit strategy.

Business Development and Growth Strategy

       The Company's goal is to expand throughout the regions it currently serves, and expand nationally to meet the broad geographic needs of regional and national companies seeking to centralize purchasing decisions for temporary staffing needs. Additionally, the Company seeks to increase the information technology and specialty medical revenues of the Company to a significantly higher percentage of the Company's total revenues. The information technology and specialty medical sectors provide higher gross margins and are growing at an accelerated pace. For example, the information technology sector is reportedly growing at an annual rate in excess of 25%. The Company plans to achieve these goals through an active acquisition program, internal growth and cross development of clients and services.
                                      (3)

Key Elements of the Business Strategy

       Decentralized Entrepreneurial Environment. The Company believes an entrepreneurial business environment that rewards performance tends to attract and retain self-motivated, achievement-oriented individuals. Each of the Company's branches operate as a separate profit center with local management having primary profit and loss responsibility. Each branch office has been given latitude in many fundamental operational functions, including hiring, pricing, training, sales and marketing. This permits each branch manager to be flexible and responsive to the specific needs of local clientele. The Company has also established a profit-based compensation plan at the regional and local levels and, at the time of the Offering, distributed Company stock options to approximately 80% of its employees to further motivate employees through ownership in the Company.

       Capitalize on Strong Reputation and Local Name Recognition. Management intends on building the Company into the top firm in their markets by using the Founding Companies' strong reputations and client familiarity with their service. The Company believes that its local presence, accessible management and sophisticated support services position it as a provider of choice for staffing services in the markets it serves.

       Capitalize on New Corporate Structure. The Company intends to take advantage of its new corporate structure by utilizing the following:

       Adopting the Best  Practices.  Management  of the Company has evaluated the operating policies and procedures of each of the Founding Companies, as well as newly acquired companies, and is implementing Company-wide the various practices that best serve the needs of the Company.
       Centralizing  Control  Functions.   The  Company  is  in  the  process
         of supporting its branch office network by providing risk management, payroll,billing and collection, purchasing, cash management,human resources and other administrative support services. This centralization will provide senior management with a significant source of control and the ability to monitor the key operating areas of the Company at the branch level while freeing up the branches to market, sell and recruit our core business.
       Increasing Operating Efficiencies. The Company is achieving economies of scale by combining a number of general and administrative functions at the corporate level and by reducing or eliminating redundant functions and facilities of the Founding Companies. The Company is also benefiting from further economies of scale through common regional management and the spreading of recruiting, training, advertising, administrative and branch office costs over a large number of temporary employees and clients.

     Offer a Diversified Range of Services. The Company provides virtually all commercial staffing services, including secretarial, clerical, word processing, light industrial and electronic assembly. In addition to commercial staffing services, the Company provides professional, information technology and specialty medical staffing services by providing personnel such as computer operators, programmers, network designers, engineers, physical and occupational therapists and clinical trial support employees. The Professional/IT and Specialty Medical divisions, which management believes offer substantial growth opportunities, tend to generate higher gross margins than the Commercial division. The Company also offers direct placement services in several of its branches and believes that the relatively higher margins and cross-development opportunities associated with direct placement make it a profitable complement to its other staffing services.

       Offer Customized Client Services. The Company seeks to satisfy the needs of its clients by providing customized services such as on-site management, direct placement services and recruiting specialists. The flexibility of the Company's decentralized organization will allow it to tailor its operations to meet local client requirements. For example, clients may be provided with customized billings, utilization reports, and safety awareness and training programs. The Company believes that the quality of its services has enabled it to establish and maintain long-term relationships with clients by understanding the clients' businesses, responding promptly to clients requests, proactively assessing clients' staffing needs, and continually monitoring job performance and client satisfaction.
                                      (4)

       Attract and Retain Qualified Management and Personnel. The Company believes that experienced management and branch office personnel with strong ties to and knowledge of the local community are integral to establishing long-term relationships at the local level. The Company believes that its decentralized structure, which grants regional and local management significant autonomy, will result in the attraction and retention of experienced, entrepreneurial managers.


Key Elements of Growth Strategy

       Internal Growth. A key element of the Company's growth strategy is to increase the productivity and profitability of existing operations by expanding and enhancing services and by increasing penetration in existing geographic markets.

       Spin-off Branches. Spinning-off new branch offices from existing branches is a primary method of expansion in the Company's existing markets. Spin-offs usually occur in metropolitan areas where a branch has grown to a size sufficient to split into two offices. This allows the new branch to open with an existing client base and provides the Company with geographical expansion at low marginal cost. These office clusters provide economies of scale by spreading common costs such as recruiting, advertising, management, etc., over a larger revenue base. During the past two years, the Company has opened 21 spin-off branches in addition to having opened several branch offices by following existing clients into new geographical areas.

       Vendor-on-Premises Relationships ("VOP"). The Company currently has 27 VOP partnering relationships, as compared to 10 at December 31, 1995. VOP relationships represented 9.4% and 18.7% of the Company's combined revenues for the years ended December 31, 1995 and December 31, 1996, respectively. Under these programs, the Company assumes administrative responsibility for coordinating all temporary personnel services throughout a client's location or organization, including skills testing and training. While these partnering relationships tend to have lower gross margins than traditional temporary staffing services, the higher volumes and comparatively lower operating expenses associated with these relationships result in attractive operating profits for the Company. The Company seeks to expand its VOP program to comprehensive outsourcing arrangements, in which the Company staffs and manages an entire department or function on a turn-key basis. The VOP program provides the Company with an opportunity to establish long-term relationships, which result in a more stable source of revenue, while providing clients with a dedicated on-site account manager who can more effectively meet the client's changing staffing needs with high quality and consistent service.

     Expanding Professional/IT Services. The Professional/IT Services division generally enjoys higher profit margins than the Commercial division due to the specialized expertise of the temporary personnel provided throughout the Professional/IT division. The Company's strategy is to continue to increase the percentage of its revenue and gross profits from the Professional/IT by emphasizing the expansion of information technology through acquisition, cross-developing into new and existing geographic markets, and by adding new professional lines of business, leveraging wherever possible on existing customer relationships.

       Expanding Specialty Medical Services. The Company believes that revenue and profitability can be enhanced by providing specialty medical services in additional markets. The Company's specialty medical services personnel currently include physical and occupational therapists, speech pathologists and clinical trial support services such as clinical monitoring, project management, programming, statistical analysis, regulatory affairs, medical writing and training. The Company's Medical Staffing Group provides front and back office support to doctors, hospitals and clinics and is supported by the Company's own training school. The Specialty Medical division generally enjoys higher gross margins than the Commercial division because it offers specialized expertise.

     Cross-Developing Professional/IT and Specialty Medical Services. The Company currently provides Commercial staffing services in the majority of its offices and plans to introduce its Professional/IT and Specialty Medical services to certain branches that currently do not offer such services. The
Company believes there are substantial growth opportunities through the introduction of its broad range of existing services to its strong client base throughout its network of branch offices.


Growth Through Strategic Acquisitions

       The Company is actively pursuing acquisitions of profitable, well-managed staffing companies that will expand the geographic scope of its operations, offer services that may be cross-sold to the Company's existing client base or increase its market penetration. The Company evaluates acquisitions using numerous criteria, including profitability of operations, historical growth rates, management strength, market location, market share, staffing services offered and quality of service. Certain of the Company's executive officers and directors hold leadership positions in national and regional staffing trade associations and, as a result, have developed personal relationships with the owners of numerous independent staffing companies. The Company believes that it will have a strategic advantage in completing acquisitions based on: (i) these
personal   relationships;   (ii)  the
                                      (5)
successful assimilation of previous acquisitions; (iii) its decentralized entrepreneurial environment; and (iv) its greater visibility and resources as a public company. The Company uses various combinations of cash, equity or debt to meet the individual needs of its acquisition targets. The Company currently has available a $30 million credit facility for acquisitions and has also registered an additional 4 million shares of its Common Stock for use in future acquisitions.

       Since the Offering and the simultaneous Mergers on October 2, 1996, StaffMark has acquired five temporary staffing companies, three in the fourth quarter of 1996 and two in the first quarter of 1997. The acquired companies are as follows:

                               Fourth Quarter 1996

          The Technology Source, L.L.C. ("Technology") was acquired in November 1996. Technology, located in St. Louis, Missouri, provides information technology services to several Fortune 100 companies in the St. Louis and operates as part of the Professional/IT division.

          Chandler Enterprises, Inc. d.b.a. Advantage Staffing ("Advantage") was acquired in December 1996. Advantage, located in Spartanburg, South Carolina, provides clerical and light industrial services. Advantage had 1996 revenues of approximately $3.6 million and operates as part of the Commercial and Professional/IT divisions.

          Tom Bain  Personnel,  Inc.  ("Tom Bain") was acquired in December
     1996. Tom Bain,  located  in  Brentwood,   Tennessee,   provides
     primarily clerical and information technology services. Tom Bain had 1996 revenues of approximately $3.6 million and operates in the Commercial and Professional/IT divisions.

                               First Quarter 1997

          Advance Personnel Service, Inc. ("Advance ") was acquired in January 1997. Advance,located in Memphis, Tennessee, provides clerical, light industrial, assembly and packing services for several Fortune 500 companies. Advance had 1996 revenues of approximately $6.3 million and operates in the Commercial division.

          MRIC Medical Recruiters International LTD ("MRIC") was acquired in February 1997. MRIC, located in Vancouver, British Columbia, provides physical therapists on a direct placement and locum basis in Canada and the United States. MRIC had 1996 revenues of approximately $2.5 million and operates in the Specialty Medical division.

     A major driver of the Company's growth strategy is to acquire existing staffing operations. The Company seeks acquisitions that will expand the geographic scope of its operations, increase as a percentage of total revenues its professional and information technology services and specialty medical business, locate new specialty services and increase market penetration in areas it currently operates. StaffMark has established a team of Corporate officers responsible for identifying prospective acquisitions, performing due diligence, contract negotiations and the subsequent integration of the acquired company. A key element of the acquisition strategy is to acquire only accretive operations with strong local and reginal presence. Each potential acquisition is rated to ensure that it will be a good fit with the StaffMark team, philosophies, culture and goals. It is generally the Company's policy to include some amount of StaffMark Common Stock as a part of the consideration so that the acquired company and StaffMark, who will be partners, will have the same motivation and goals.
                                      (6)

OPERATIONS

Branch Offices

       The Company offers its services through 94 branch offices in Arkansas, Colorado, Georgia, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Virginia and British Columbia, Canada. Branch managers operate their offices with a significant degree of autonomy and accountability and receive bonuses based on the profitability and growth of the branch. The compensation system is designed to motivate the managers and staff to maximize the growth and profitability of their offices. Branch managers report directly to regional managers who report to regional vice presidents, all of whom receive bonuses based upon the profitability of their region. Operating within the guidelines set by the Company, the branch managers are responsible for pursuing new business opportunities and focusing on sales and marketing, account development, and employee recruitment and retention and development.

Sales and Marketing

       StaffMark's services are marketed through its network of offices whose branch managers, supported by the Company's marketing staff, make regular personal sales visits to clients and prospective clients. The Company emphasizes long-term personal relationships with clients which are developed through regular assessment of client requirements and constant monitoring of temporary staff performance. New clients are obtained through sales calls, consultation meetings with target companies, client referrals, telemarketing and advertising in a variety of local and regional media, including television, radio, direct mail, Yellow Pages, newspaper, magazines and trade publications. Also, the Company's national marketing director has developed a strategy utilizing sales calls and consultation meetings with targeted companies. In addition, the Company sponsors job fairs and other community events and the Company's officers and senior management participate in national and regional trade associations, local chambers of commerce and other civic associations.

Recruiting

       One of the Company's most successful recruiting tools is referrals by its field employees. The Company finds that referrals from its existing labor force provide the higher quality and largest number of new temporary employees. The Company employs full-time regional recruiters who regularly monitor the skills and availability of their region's temporary employees to ensure a base of qualified employees to meet client demands. These recruiters also visit schools, clubs and professional associations and present career development programs to various organizations. In addition, the Company obtains applicants from advertising on radio, on television, in the Yellow Pages and through other print media.

Full Time Employees / Field Employees

       Currently, StaffMark provides over 11,000 field employees to more than 2,600 clients during a typical week. As of December 31, 1996, the Company employed approximately 550 internal staff. None of the Company's employees, including its field employees, are represented by a collective bargaining agreement. The Company believes its employee relations to be strong. Hourly wages for the Company's field employees are determined according to market conditions. The Company pays mandated costs of employment, including the employer's share of social security taxes ("FICA"), federal and state unemployment taxes, unemployment compensation insurance, general payroll expenses and workers' compensation insurance. The Company also offers access to various insurance programs and other benefits, such as vacations, holidays and 401(k) programs to certain of its field employees.
                                       (7)

Assessment, Training and Quality Control

       The Company uses a comprehensive system to assess, select and train its field employees in order to provide quality assurance for its temporary personnel operations. Applicants are given a range of tests, applicable to the position(s) they seek. Clerical and office-support applicants receive state-of-the-art tests in computer skills, word processing, typing, data entry, accounting and other business applications. These sophisticated tests cover the latest software and thoroughly and objectively evaluate each individuals' skills and experience. The Company feels it is imperative to customize testing and training to match the specific office environment in which the individuals will be placed. In the technical arena, specific programming tests are also given to assess the expertise of the candidate seeking placement. Such testing measures proficiency in programming languages, electromechanical skills, autocad, schematics and other technical applications. Industrial electronic assembly applicants are tested to determine basic competency, industry aptitude, hand and finger dexterity, soldering, mathematics, ability to read a blue print, ability to assemble electronic components and measurement calculations.

       Management recognizes that certain clients have specialized staffing requirements that can only be fulfilled with customized training. The Company provides training programs for specific requirements, such as electronic or mechanical assembly or the use of specialized software applications. Computerized tutorials are generally available for temporary employees seeking to upgrade their typing, data entry, office automation or word processing skills, and classes on topics such as spreadsheets and software applications are conducted periodically in branch offices.

       The Company stresses specialization, training and empowerment of employees to ensure that clients receive the highest quality service for the most cost-effective price. The Company currently operates a career training center where temporary employees as well as the general public can enroll in career advancement classes. This center helps to increase the number of trained and qualified applicants for placement with the Company's clients.

Management Information Systems

       The primary operating system software utilized by the Company for the front office is the Caldwell-Spartin system which management believes is currently one of the leading application software systems in the staffing industry. This system permits access to a shared database of resumes and job orders at the branch level, allowing the branch office to fill client orders, communicate with clients regarding invoices and screen candidates for the most suitable job opportunity. The Company believes that the Caldwell-Spartin system can readily be expanded to meet increased demands without significant additional capital expenditures.

       StaffMark has  contracted  with  PeopleSoft  for  development of the back office accounting and administrative systems. The Company believes that PeopleSoft applications will provide excellent management tools, the ability to eliminate duplicate functions and provide a high degree of internal control as well as lower cost through centralization of systems, providing economy and control in such areas as accounts payable, cash control, budgeting, management reporting and human resource functions. The PeopleSoft implementation plan will begin in March 1997 with the general ledger and accounts payable modules scheduled to be implemented first, followed by payroll interface, budgeting, treasury and human resource modules. The Company has chosen Digital as the hardware provider for its client server. Digital is currently the "host" provider of the Caldwell-Spartin system. The Company anticipates investing approximately $2 million in 1997 on the PeopleSoft implementation and the network expansion.

                                      (8)

Workers' Compensation Program

       The Company maintains workers' compensation insurance for all claims in excess of a retention level of $250,000 per occurrence. The Company's risk management team takes a proactive approach to safety and risk control. The team works diligently to train the Company's full-time staff to better screen, test and orient the Company's temporary employees to a more safety-conscious environment. The team also performs periodic safety inspections at client locations in making the workplace safer through customized safety program development, implementation and evaluation. Company policies prohibit staffing of high risk activities such as working on unprotected elevated platforms or the handling of hazardous materials. The risk management team evaluates new clients and has the authority to decline service if the work environment is perceived to be unsafe or potentially hazardous. An independent actuary provides advice on overall workers' compensation costs and periodically performs an actuarial valuation regarding the adequacy of the Company's reserve for workers'
compensation claims. Newly acquired operations will be integrated into the Company's program at such time as, in management's judgment, the integration is most cost effective.

Seasonality

       The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's results of operations to fluctuate slightly. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

Competition

       The staffing services industry is fragmented and highly competitive, with limited barriers to entry. A large percentage of temporary staffing companies are local operators with fewer than five offices. Within local markets, these operators actively compete with the Company for business and, in most of these markets, no single company has a dominant share of the market. The Company also competes with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors include AccuStaff, Inc., Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., Express Personnel, and Norrell Corporation, all of which have greater marketing, financial and other resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients' specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and number of hours of work available. Management believes that StaffMark is highly competitive in these areas. The Company believes its long-term client relationships and strong emphasis on providing service and value to its clients and temporary staffing employees are important competitive advantages.

       The Company also competes for acquisition candidates. The Company believes that further industry consolidation will continue during the next several years. However, there is likely to be significant competition which could lead to higher prices being paid for such businesses. The Company believes that it will have a strategic advantage in completing acquisitions as a result of: (i) management's personal relationships with existing staffing companies;
(ii) the successful assimilation of previous acquisitions; (iii) its decentralized entrepreneurial environment; and (iv) its greater visibility and resources as a public company. However, no assurance can be given that the Company's acquisition program will continue to be successful.

                                      (9)

Directors and Executive Officers

Name                Age        Position

Jerry T. Brewer (1)  55     Chairman of the Board
Clete T. Brewer (1)  31     Chief Executive Officer and President; Director
Terry C. Bellora     50     Chief Financial Officer
Ted Feldman          43     Chief Operating Officer
Robert H. Janes III 30 Executive Vice President - Mergers and  Acquisitions
W. David Bartholomew 40 Executive Vice President - Southeastern Operations; Director Donald A.
Marr,  Jr.           32     Executive  Vice  President  -  Southwestern
Operations
Steven E.  Schulte   33     Executive  Vice  President -  Administration;
Director
John H.  Maxwell,
Jr.  (2)             53     Executive  Vice  President  -  Medical
Services;  Director
Janice Blethen       52     Executive Vice President - Clinical Trials
Support Services; Director
William T. Gregory 54 Vice President and General Manager - Carolina Region; Director
Mary Sue Maxwell (2) 53     Vice President and General Manager-Oklahoma Region
William J. Lynch     54     Director
R. Clayton McWhorter 63     Director
Charles A. Sanders,
M.D.                 65     Director

(1) Jerry T. Brewer is the father of Clete T. Brewer
(2) John H. Maxwell, Jr. is the husband of Mary Sue Maxwell

     Jerry T. Brewer co-founded StaffMark in March 1996 and has served since then as its Chairman of the Board. Mr. Brewer also co-founded Brewer in July 1988, and served as its Chairman of the Board. From July 1988 to April 1995, Mr. Brewer served as President and Chief Executive Officer of Brewer. Clete T.
Brewer co-founded StaffMark in March 1996 and has served since then as its President and Chief Executive Officer and a Director. Mr. Brewer also co-founded Brewer in July 1988, and served since April 1995, as President, Chief Executive Officer and Director of Brewer. From July 1988 to April 1995, Mr. Brewer served as Vice President and a Director of Brewer.

     Terry C. Bellora became the Chief Financial Officer of StaffMark in August 1996. Prior to joining StaffMark, Mr. Bellora served as Chief Financial Officer of Pace Industries, Inc. from 1986 to August 1996. Mr. Bellora served as a director of Pace from 1988 to 1993 and as an advisory director of Pace from 1993 to 1996. Mr. Bellora is a Certified Public Accountant and was previously the audit partner for Gaddy & Co. Certified Public Accountants.

     Ted Feldman became the Chief Operating Officer of StaffMark upon consummation of the Offering. Mr. Feldman founded HRA in 1991 and since its inception served as its President and Chief Executive Officer. From 1979 until 1992, Mr. Feldman served as President of Nashville Trunk & Bag Co.

     Robert H. Janes III co-founded StaffMark in March 1996 and has served since then as its Executive Vice President - Mergers and Acquisitions. Mr. Janes served as Vice President of Finance of Brewer since April 1995. From 1988 to 1990 and 1992 to 1995, he was employed in the corporate finance department of Stephens, Inc., an investment banking firm and one of the underwriters of the Offering. In 1992, Mr. Janes obtained an MBA from the Wharton School.

     W. David  Bartholomew  is a Director and is the Executive Vice
President - Southeastern Operations of the Company and oversees the Company's Commercial and Professional/IT divisions in that region. Mr. Bartholomew served as Secretary/Treasurer and Principal of HRA since 1993. From 1991 through 1993, Mr. Bartholomew was President of Cobble Personnel of Nashville.

     Donald  A.  Marr,  Jr.  is the  Executive  Vice  President  -  Southwestern
Operations of the Company and oversees the Company's Commercial and Professional/IT divisions in that region. He has been employed by Brewer since 1990 and served as Brewer's Vice President of Operations since 1994.

     Steven S.  Schulte is a Director  and is the  Executive  Vice  President  -
Administration of the Company. He has been employed by Prostaff since August 1987 and served as President and Chief Executive Officer since June 1992.
                                      (10)

     John H. Maxwell, Jr. is a Director and Executive Vice President - Medical Services of the Company. Mr. Maxwell served as the Chief Executive Officer of Maxwell since 1973. He is a Certified Personnel Consultant and a Certified International Personnel Consultant.

     Janice Blethen is a Director and Executive Vice President - Clinical Trial Support Services of the Company. Ms. Blethen served as the Chief Executive Officer of Blethen since its inception in 1975. Ms. Blethen is a Certified Personnel Consultant.

     William  T.   Gregory  is  a   Director,   Vice   President   and   General
Manager-Carolina Region of the Company. Mr. Gregory served as President of First Choice since 1985. Mr. Gregory is a Certified Personnel Consultant.

     Mary Sue Maxwell is a Vice President and General Manager - Oklahoma Region of the Company. Ms. Maxwell served as President of Maxwell since 1983. William
J. Lynch is a Director of the Company.

     Mr. Lynch is a Managing Director of Capstone Partners, LLC, a special situations venture capital Firm.From October 1989 to March 1996, Mr. Lynch was a partner of the law firm of Morgan, Lewis & Bockius LLP. Mr.Lynch also serves as a director of Coach USA, Inc.,a publicly traded motorcoach services company.

     R. Clayton McWhorter is a Director of the Company. Mr. McWhorter founded Clayton Associates, LLC, in 1996 to provide venture capital to start-up companies. Mr. McWhorter is a member of the Board of Directors of Columbia/HCA Healthcare Corporation ("Columbia/HCA") and served as its Chairman of the Board from April 1996 to May 1996. Mr. McWhorter served as Chairman, President and Chief Executive Officer of Healthtrust, Inc. from 1987 to April 1995 until its merger with Columbia/HCA. From 1985 to 1987, Mr. McWhorter served as President and Chief Operating Officer of Hospital Corporation of America (Columbia/HCA's predecessor). Mr. McWhorter is a director of publicly traded companies, Suntrust Bank -- Nashville, Columbia/HCA, and Corrections Corporation of America.
He is also a director of Ingram Industries Inc.

     Charles A. Sanders, M.D. is a Director of the Company. Dr. Sanders is retired from Glaxo, Inc. where he served as Chief Executive Officer from 1989 through 1994 and Chairman from 1992 through 1995. Dr. Sanders currently serves as Chairman of The Commonwealth Fund and Project HOPE and serves on the Board of Trustees of the University of North Carolina at Chapel Hill. Dr. Sanders is a former director of Merrill Lynch & Co.,Inc.,Morton International, Inc. and Reynolds Metal Company.

Full-time Employees

     At December 31, 1996, the Company employed approximately 700 personnel on a full time equivalent basis of which approximately 530 employees work in operations, approximately 50 employees work in corporate administration and approximately 120 employees represent full time information technology consultants who are billed out by the Company. Full time employees may receive or participate in benefits such as life insurance, health insurance, disability insurance and other benefits.

Trademarks

     The Company has applied for Federal Service Mark registration of "StaffMark" and the associated Company logo with the United States Patent and Trademark Office. No assurance can be given that any such registration will be granted or that, if granted such registration will be effective to prevent others from using the mark concurrently or challenging the Company's use of the service mark in certain locations. The Company owns and licenses several other state and federal trademarks used by the Founding Companies and the companies which have been acquired. The Company believes that it has all rights to trademarks and trade names necessary for the conduct of its business.
                                      (11)

ITEM 2. PROPERTIES The Company owns no real property. It leases its corporate headquarters as well as space for all of its branch offices. These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities are maintained for storage purposes. The Company believes that its facilities are adequate for its needs and does not anticipate inordinate difficulty in replacing such facilities or opening additional facilities, if needed. The aggregate rental expense for the Company was approximately $1.7 million during 1996. See the notes to the financial statements of StaffMark and the Founding Companies included elsewhere herein for further information relating to these leases. The Company's headquarters are located at 302 East Millsap Road, Fayetteville, Arkansas 72703. The Company's telephone number is (501) 973-6000. ITEM 3. LEGAL PROCEEDINGS The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a materially adverse effect on the Company's results of operations or financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of the Company's security holders from the closing date of the Offering to the end of the fiscal year covered by this report.

                                           PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the Nasdaq National Market under the symbol STAF since September 27, 1996. At March 13, 1997, there were approximately 165 holders of record of the Company's Common Stock. The following table sets forth the range of high and low closing prices for the Company's Common Stock as reported by the Nasdaq National Market for each quarter since September 27, 1996.

                                                   HIGH        LOW
                        FISCAL 1996

                         Third Quarter            14.750    13.375
                         Fourth Quarter           16.750     9.750

                        FISCAL 1997

                         First Quarter            15.000    12.250
                         (through March 13, 1997)



       The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future and intends to retain future earnings for the operations and expansion of its business. Any future payment of dividends on the Common Stock is within the discretion of the Board of Directors and will depend upon varying factors, including the capital requirements, operating results and financial condition of the Company from time to time.
                                      (12)

ITEM 6. SELECTED FINANCIAL DATA

       StaffMark acquired, simultaneously with the closing of the Offering, the Founding Companies. Pursuant to the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 97, which was issued and became effective July 31, 1996, Brewer was designated, for financial reporting purposes, as the acquirer of Prostaff, Maxwell, HRA, First Choice and Blethen (collectively referred to as the "Other Founding Companies"). Accordingly, the primary financial information presented below relates to Brewer through the date of the Offering. The Selected Financial Data should be read in conjunction with the audited financial statements of StaffMark and related notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" which presents the results of operations on a consolidated basis.

                                         Years Ended December 31,
                               ------------------------------------------------
                                 1992     1993      1994     1995      1996
                               --------- -------- --------- -------- ----------
                                           (In thousands, except per share data)
Statement of Income Data:
Revenues ...................   $11,159  $12,313   $27,894  $43,874 $ 104,476

Cost of Services ...........     9,609   10,063    22,906   35,115    81,607

                              -------   -------   -------   -------   -------
Gross profit ...............     1,550    2,250     4,988    8,759    22,869
Operating expenses:
   Selling, general and .....
   administrative .............. 1,043    1,623     3,483    5,804    14,623
   Depreciation and amortization   113      121       256      591     1,374
                                ------   -------   -------   -------   -----
Operating income ...............   394       506    1,249    2,364     6,872
Interest expense ...............    26        54       92      801     1,188
Net income .....................   381       478    1,177    1,587     4,023

Pro Forma:
    Revenues (1)....         $200,020
    Operating income (2)       11,893
    Net income (2)(3)....       6,368
    Net income per share ....    0.67
    Weighted average shares outstanding (4).. 9,545


                                           As of December 31,
                             ------------------------------------------------
Balance Sheet Data:              1992     1993      1994     1995      1996
                              --------- -------- --------- -------- ----------
Working capital ...........     ($324)    $336     $1,157   $1,508   $24,050
Total assets ................   2,321    2,917      4,054   21,752    71,498

Long-term debt, incl. current
   maturities ...............   1,232      224     15,986      --        --
Stockholders' equity ........     846    1,110      2,110    2,786    58,110
--------------
(1) Adjusted to reflect the acquisition of the Other Founding Companies as well as Brewer's acquisition of On Call Employment Services, Inc. ("On Call").

(2) Adjusted to reflect the acquisition of the Other Founding Companies and On Call and reductions in salaries to certain owners of the Founding Companies which were agreed to in conjunction with the Mergers.

(3) Gives effect to certain tax adjustments related to the taxation of certain Founding Companies as S Corporations prior to the consummation of the Mergers and the tax impact of the Compensation Differential in each period.

(4) Pro forma weighted average shares outstanding is computed based on: (i) 8,300,000 weighted average shares outstanding from January 1, 1996 through the Offering on October 2, 1996 representing 1,355,000 shares issued by StaffMark prior to the Offering, approximately 5,618,000 shares issued to the stockholders of the Founding Companies in connection with the Mergers and approximately 1,327,000 shares issued in connection with the Offering to pay the cash portion of the consideration for the Founding Companies; and
    (ii) 13,242,000 weighted average actual shares outstanding from the Offering date through December 31, 1996.

                                      (13)

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

       The following discussion should be read in conjunction with the "Selected Financial Data" and related notes thereto, and StaffMark's audited financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Introduction

       On October 2, 1996, StaffMark acquired, simultaneously with the closing of the Offering, the Founding Companies. Based on the provisions of SAB No. 97, Brewer was designated as the acquirer of the Other Founding Companies for financial reporting purposes. As Brewer was designated as the acquirer for financial reporting purposes, the financial information presented below reflects the results of its operations for the years ended January 1, 1995 and December 31, 1995. The Company's results of operations for 1996 represent a combination of Brewer's results for the nine months ended September 30, 1996 and the Company's consolidated results of operations for the three months ended December 31, 1996. As the acquisition and the Offering were accounted for based on the provisions of SAB No. 97, the acquisition of assets and assumption of liabilities of the Founding Companies are reflected at their historical cost. Throughout management's discussion and analysis of financial condition and results of operations, references to "the Company" relate to Brewer for the periods prior to the acquisition of the Other Founding Companies, which occurred on October 2, 1996 and relate to StaffMark and its consolidated subsidiaries subsequent to that date.

       The information below is intended to discuss the results of operations for the Company for fiscal year 1996 as compared to fiscal year 1995 and the results of operations of the Company for fiscal year 1995 as compared to fiscal year 1994. Also presented are the combined results of operations for fiscal year 1996 as compared to fiscal year 1995 and fiscal year 1995 as compared to fiscal year 1994.

Overview

       The Company provides temporary staffing, outsourcing and direct placement services to businesses, professional organizations, medical niches, service organizations and governmental agencies. The Company generally recognizes revenues upon performance of services. The Company compensates its field employees (temporary employees) only for hours actually worked, therefore wages of the field employees are a variable cost that increase or decrease in proportion to revenues. Cost of services primarily consists of wages paid to field employees, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

       StaffMark completed its initial public stock offering and merger of the six founding companies on October 2, 1996. The Company, on a combined revenue basis, grew at 35% during fiscal 1996 and at 38% during the fourth quarter of 1996, our first quarter as a public company. Gross profit and operating profits for the year and for the fourth quarter were substantially above 1995 with increasing net margins.

       StaffMark was able to achieve these results with a very focused internal growth plan, emphasis on integration of services among the founding companies and an aggressive acquisition plan.

       StaffMark completed three acquisitions in the fourth quarter of 1996 and two acquisitions in the first quarter of 1997 and will continue to make acquisitions within the parameters established by the Board of Directors of the Company. The Company, after completing these five acquisitions, still had approximately $10 million in cash, no debt, and a $50 million credit facility available with Mercantile Bank of St. Louis National Association.

       The  financial  information  provided  below has been rounded in order to
simplify  its  presentation.   However, the  percentages  provided  below  are
calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included elsewhere in this Form 10-K. Additionally, the combined results discussed below occurred when the combined companies were not under common control or management and may not be comparable to, or indicative of future performance.

                                      (14)

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

       Revenues. Revenues increased $60.6 million, or 138.1%, to $104.5 million for 1996 compared to $43.9 million for 1995. This increase was largely attributable to the fourth quarter 1996 acquisitions of the Other Founding Companies, Technology, Advantage and Tom Bain, which accounted for $37.3 million of the increase. The acquisition of On Call in February 1996 and the acquisition of Caldwell in July 1995 accounted for $13.0 million and $11.7 million, respectively, of the increase in revenues, which was partially offset by a decrease in Brewer's revenues, exclusive of acquisitions, of approximately $1.3 million.

       Cost of Services. Cost of services increased $46.5 million, or 132.4%, to $81.6 million for 1996 compared to $35.1 million for 1995. This increase was mainly attributable to the acquisitions of the Other Founding Companies, Technology, Advantage and Tom Bain, which accounted for $28.6 million of this increase. Also attributing to the increase were the acquisitions of On Call and Caldwell, which accounted for $10.7 million and $9.3 million, respectively, of the change. This increase was partially offset by a decrease in Brewer's cost of services, exclusive of acquisitions, of approximately $2.0 million.

       Gross Profit. Gross profit increased $14.1 million, or 161.1%, to $22.9 million for 1996 as compared to $8.8 million for 1995. Gross profit as a percentage of revenues increased to 21.9% for 1996 compared to 20.0% for 1995. These increases are primarily attributable to the acquisitions of the Other Founding Companies, Technology, Advantage, Tom Bain, On Call and Caldwell, as well as a reduction in workers' compensation expense.

       Operating Expense. SG&A increased $8.8 million, or 152.0%, to $14.6 million for 1996 compared to $5.8 million for 1995. This increase was primarily attributable to the acquisitions of the Other Founding Companies, Technology, Advantage and Tom Bain, which accounted for $5.5 million of the increase. Also contributing to the increase were the acquisitions of On Call and Caldwell, which accounted for $1.6 million and $1.4 million of the increase, respectively. SG&A as a percentage of revenues increased to 14.0% for 1996 compared to 13.2% for 1995. Depreciation and amortization expense increased $784,000, or 132.9%, to $1.4 million for 1996 compared to $590,000 for 1995. This increase was primarily attributable to increased amortization of intangibles resulting from the February 1996 acquisition of On Call. Also, 1996 included a full year of amortization of intangibles relating to the July 1995 acquisition of Caldwell. Both of these acquisitions were accounted for using the purchase accounting method.

       Operating Income. Operating income increased $4.5 million, or 190.1%, to $6.9 million for 1996 as compared to $2.4 million for 1995. Operating income as a percentage of revenues increased to 6.6% for 1996 as compared to 5.4% for 1995.

       Net Income. Net income increased $2.4 million, or 153.6%, to $4.0 million for 1996 compared to $1.6 million for 1995. Net income as a percentage of revenues increased to 3.9% for 1996 compared to 3.6% for 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

       Revenues. Revenues increased $16.0 million, or 57.3%, to $43.9 million for 1995 compared to $27.9 million for 1994. This increase was primarily attributable to the acquisition of Caldwell in July 1995, which accounted for $11.7 million of the increase in revenues.

       Cost of Services. Cost of services increased $12.2 million, or 53.3%, to $35.1 million for 1995 compared to $22.9 million for 1994. This increase was primarily related to the Caldwell acquisition, which accounted for $9.4 million of the increase.

       Gross Profit. Gross profit increased $3.8 million, or 75.6%, to $8.8 million for 1995 compared to $5.0 million for 1994. Gross margin as a percentage of revenues increased to 20.0% for 1995 compared to 17.9% for 1994. These increases for the branches were primarily attributable to the impact of the acquisition of Caldwell and the improvement in gross margins for the branches acquired from Aaron Temporary Services, Inc. in November 1993.

       Operating Expenses. SG&A increased $2.3 million, or 66.6%, to $5.8 million for 1995 compared to $3.5 million for 1994. This increase was primarily attributable to the acquisition of Caldwell. SG&A as a percentage of revenues increased to 13.2% for 1995 compared to 12.5% for 1994. Depreciation and amortization expense increased $334,000, or 130.5%, to $590,000 for 1995 compared to $256,000 for 1994. This increase was primarily attributable to increased amortization of intangibles resulting from the acquisition of Caldwell.

       Operating Income. Operating income increased $1.1 million, or 89.3%, to $2.4 million for 1995 compared to $1.2 million for 1994. Operating income as a percentage of revenues increased to 5.4% for 1995 compared to 4.5% for 1994.
                                      (15)

       Interest Expense. Interest expense increased $709,000 to $801,000 for 1995 compared to $92,000 for 1994. This increase was primarily attributable to higher interest costs on debt incurred to finance the acquisition of Caldwell.

       Net Income. Net income increased $410,000, or 34.8%, to $1.6 million for 1995 compared to $1.2 million for 1994. Net income as a percentage of revenues decreased to 3.6% for 1995 compared to 4.2% for 1994.

Results of Operations - Combined

       The combined results from January 1, 1994 through the Offering date of October 2, 1996 discussed below occurred when the Founding Companies were not under common control or management and may not be comparable to, or indicative of, future performance. The following table sets forth the combined results of operations for fiscal years 1994, 1995 and 1996.

                                                Years Ended December 31,
                              --------------------------------------------------
                             1994      %       1995      %       1996        %
                            ------  ------    ------  ------    ------    ------
REVENUES ...............   $121,156  100.0%  $146,687  100.0%  $198,444   100.0%

COST OF SERVICES
                             97,112   80.2    117,103   79.8    155,472    78.3
                            -------  -----   --------  -----   --------   ------
    Gross profit             24,044   19.8     29,584   20.2     42,972    21.7
OPERATING EXPENSES:
    Selling, general and
       administrative        19,067   15.7     24,069   16.4     29,840    15.0
    Depreciation and
    amortization .......        742    0.6      1,157    0.8      1,911     1.0
                            -------  -----   --------  -----   --------   ------
       Operating profit     $ 4,235    3.5%   $ 4,358    3.0%  $ 11,221     5.7%
                            =======   =====   =======   =====  ========     ====

Combined Results for the Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Combined Revenues. Combined revenues increased $51.8 million, or 35.3%, to $198.4 million for 1996 compared to $146.7 million for 1995. This increase was largely attributable to Brewer's increase in revenue of $23.3 million primarily resulting from the acquisitions of On Call in February 1996 and Caldwell in July 1995. Also contributing to the increase in combined revenues was an increase in Prostaff's, Maxwell's, HRA's, First Choice's and Blethen's revenues of $4.6 million, $5.4 million, $9.0 million, $3.9 million and $3.4 million, respectively, and the acquisitions of Technology, Advantage and Tom Bain during the fourth quarter of 1996.

     Combined Cost of Services. Combined cost of services increased $38.4 million, or 32.8%, to $155.5 million for 1996 compared to $117.1 million for 1995. This increase was largely attributable to Brewer's increase in cost of services of $17.9 million resulting from the acquisitions of On Call in February 1996 and Caldwell in July 1995. Also contributing to the increase in combined cost of services was an increase in Prostaff's, Maxwell's, HRA's, First Choice's and Blethen's cost of services of $3.3 million, $3.6 million, $6.1 million, $2.9 million and $2.8 million, respectively, and the acquisitions of Technology, Advantage and Tom Bain during the fourth quarter of 1996.

Combined Gross Profit. Combined gross profit increased $13.4 million, or 45.3%, to $43.0 million for 1996 as compared to $29.6 million for 1995. Combined gross profit as a percentage of revenues increased to 21.7% at December 31, 1996 from 20.2% at December 31, 1995. These increases are primarily attributable to increased revenues and an expansion of the information technology and specialty medical divisions, which provide higher gross margins, as well as a reduction in workers' compensation expense.

                                      (16)

Combined  Operating  Expense.  Combined SG&A increased  $5.8 million,  or
24.0%, to $29.8 million for 1996 compared to $24.1 million for 1995. This increase was primarily attributable to Brewer's SG&A increase of $3.3 million resulting from their acquisitions of On Call and Caldwell. Also contributing to the increase in combined SG&A was an increase in Maxwell's, HRA's, and First Choice's SG&A of $750,000, $895,000 and $216,000, respectively. Combined SG&A as a percentage of revenues decreased to 15.0% for 1996 compared to 16.4% for 1995 as a result of spreading fixed costs over increased revenues and gaining operating efficiencies as the result of the Mergers. Combined depreciation and amortization expense increased $.8 million, or 65.2%, to $1.9 million for 1996 compared to $1.2 million for 1995. This increase was primarily attributable to increased amortization of intangibles resulting from the acquisition of On Call in February 1996. Also, 1996 included a full year of amortization of intangibles relating to the acquisition of Caldwell in July 1995.

Combined Operating Profit. Combined operating profit increased $6.9 million, or 157.5%, to $11.2 million for 1996 as compared to $4.4 million for 1995. Combined operating profit as a percentage of revenues increased to 5.7% for 1996 as compared to 3.0% for 1995.

     Combined Results for the Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994 Combined Revenues. Combined revenues increased $25.5 million, or 21.1%, to $146.7 million for 1995 compared to $121.2 million for 1994. This increase was largely due to: (i) an increase in Brewer's revenues of $16.0 million, primarily attributable to the acquisition of Caldwell in July 1995; (ii) an increase in Prostaff's revenues of $3.7 million, primarily due to the addition of new significant clients and the opening of several new branches; and (iii) an increase in Maxwell's revenues of $1.9 million, primarily attributable to a significant client contract. Also contributing to the increase in combined revenues was an increase in HRA's, Blethen's and First Choice's revenues of $1.8 million, $1.4 million and $696,000, respectively.

Combined Cost of Services. Combined cost of services increased $20.0 million, or 20.6%, to $117.1 million for 1995 compared to $97.1 for 1994. This increase was primarily attributable to: (i) an increase in Brewer's cost of services of $12.2 million, largely due to the Caldwell acquisition; (ii) an increase in Prostaff's cost of services of $2.8 million, primarily due to the addition of significant clients and the opening of several new branches; and
(iii) an increase in Maxwell's cost of services of $1.7 million, primarily due to a significant client contract. Also contributing to the increase in combined cost of services was an increase in HRA's, Blethen's and First Choice's cost of services of $1.6 million, $1.1 million and $576,000, respectively.

Combined Gross Profit. Combined gross profit increased $5.5 million, or 23.0%, to $29.6 million for 1995 as compared to $24.0 million for 1994. Combined gross margin as a percentage of combined revenues increased to 20.2% for 1995 compared to 19.8% for 1994. These increases in combined gross margin was largely the result of the acquisition of Caldwell by Brewer.

Combined  Operating  Expense.  Combined SG&A increased  $5.0 million,  or
26.2%, to $24.1 million for 1995 compared to $19.0 million for 1994. This increase was primarily attributable to: (i) an increase in Brewer's SG&A of $2.3 million, largely related to the acquisition of Caldwell; (ii) an increase in Prostaff's SG&A of $1.2 million, primarily due to increased compensation associated with the opening of several new branches; and (iii) an increase in HRA's SG&A of $1.0 million, primarily attributable to costs associated with the opening of several new branches. Combined SG&A as a percentage of combined revenues increased to 16.4% for 1995 compared to 15.7% for 1994. Combined depreciation and amortization expense increased $415,000, or 56.0%, to $1.2 million for 1995 compared to $742,000 for 1994. This increase was primarily attributable to increased amortization of intangibles by Brewer, resulting from the acquisition of Caldwell in 1995.

Combined Operating Profit. Combined operating profit increased $123,000, or 2.9%, to $4.4 million for 1995 as compared to $4.2 million for 1994. Combined operating profit as a percentage of combined revenues decreased to 3.0% for 1995 as compared to 3.5% for 1994.

                                      (17)

Liquidity and Capital Resources

On October 2, 1996, the Company completed the Offering which involved the public sale of 6.325 million shares of Common Stock (including the underwriters' over-allotment) at a price of $12.00 per share. The proceeds from the transaction, net of underwriting discounts and commissions and after deducting expenses of the Offering were approximately $66.6 million. Of this amount, $15.9 million was used to pay the cash portion of the purchase price for the Founding Companies. In addition, approximately $31.0 million of the net proceeds were used to repay indebtedness of the Founding Companies. The remaining net proceeds are for working capital and general corporate purposes, which are expected to include future acquisitions.

Between the date of the Offering and December 31, 1996, the Company completed three acquisitions accounted for using the purchase accounting method. The aggregate consideration paid for Technology, Advantage and Tom Bain was approximately $9.6 million in cash and 118,763 shares of the Company's Common Stock. The cash portion of the consideration paid was funded with proceeds from the Offering.

In October 1996, the Company established a $50 million line of credit with Mercantile Bank of St. Louis National Association to be used for working capital and other general corporate purposes, including future acquisitions. The commitment includes a $20 million revolving credit facility and a $30 million acquisition facility. The facility matures on October 4, 2001 and interest on any borrowings will be computed at the Company's option at either LIBOR or the bank's prime rate and incrementally adjusted based on the Company's operating leverage ratios. The Company is obligated to pay a commitment fee equal to 0.25% per annum multiplied by the total line of credit commitment through March 31, 1997. Subsequent to March 31, 1997, the commitment fee is equal to 0.25% of the unused portion of the total revolving credit commitment. The credit facility is secured by all assets of the Company and a pledge of 100% of the stock of all the subsidiaries. As of December 31, 1996, no funds have been borrowed on either credit facility.

In October 1996, the Company registered an additional 4 million shares of its Common Stock for use by the Company as consideration to be paid in conjunction with future acquisitions. As of December 31, 1996, none of these shares had been issued.

Net cash provided by operating activities was $1.9 million and $1.6 million in 1996 and 1995, respectively. The net cash provided by operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities.

Cash used in investing activities was $28.0 million and $12.0 million in 1996 and 1995, respectively. Cash used in investing activities in 1996 was primarily related to the acquisitions of the Founding Companies, On Call, Technology, Advantage and Tom Bain. Cash used in investing activities in 1995 was primarily related to the acquisition of Caldwell for approximately $11.5 million.

Cash provided by financing activities was $39.7 million and $10.6 million in 1996 and 1995, respectively. Cash provided by financing activities in 1996 was primarily attributable to the issuance of common stock in conjunction with the Offering and proceeds from debt issued in conjunction with the acquisition of On Call partially offset by the repayment of all Founding Company debt obligations with proceeds from the Offering and dividends to stockholders.Cash provided by financing activities in 1995 was primarily attributable to the proceeds from debt issued in conjunction with the acquisition of Caldwell partially offset by debt payments and dividends paid to stockholders.

As a result of the foregoing, cash and cash equivalents increased $13.5 million and $211,000 in 1996 and 1995, respectively. As of December 31, 1996, the Company had no long-term debt outstanding.

The Company expects to continue its aggressive acquisition program. The Company intends to use a combination of cash, debt and Common Stock to finance the majority of the consideration payable in acquisitions. While there can be no assurance, management of the Company believes that the funds currently available on hand, funds to be provided by operations, and funds available through the existing credit facilities, coupled with management's assessment of the Company's additional borrowing capacity, will be sufficient to meet the Company's anticipated needs for working capital, capital expenditures and future acquisitions. Management plans to periodically reassess the adequacy of the Company's credit facilities, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures and acquisition plans in order to ensure the Company's negotiated credit facilities are adequate to meet the Company's liquidity needs on a short-term and long-term basis.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new services and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to
                                      (18)
differ materially from the anticipated results or other expectations expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: competitive pressures, inflation, consumer debt levels, interest rate fluctuations, loss of existing customers, loss of key management, unexpected costs or operational problems, those certain risk factors set forth under "Risk Factors" and elsewhere in the Company's Prospectus dated September 26, 1996, made under the Securities and Exchange Act of 1933 and other factors previously identified in filings or statements made with the Commission by or on behalf of the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

Subsequent Acquisitions

     Between January 1, 1997 and March 13, 1997, the Company acquired two businesses (see "Acquisitions"). The consideration paid for these businesses consisted of $2.5 million in cash.

                                      (19)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX TO FINANCIAL STATEMENTS

                                                                           Page
STAFFMARK, INC.
     Report of Independent Public Accountants                               21
     Consolidated Balance Sheets                                            22
     Consolidated Statements of Income                                      23
     Consolidated Statements of Stockholders' Equity                        24
     Consolidated Statements of Cash Flows                                  25
     Notes to Consolidated Financial Statements                             27

THE PROSTAFF COMPANIES
     Report of Independent Public Accountants                               38
     Combined Balance Sheets                                                39
     Combined Statements of Income                                          40
     Combined Statements of Stockholders' Equity                            41
     Combined Statements of Cash Flows                                      42
     Notes to Combined Financial Statements                                 44

THE MAXWELL COMPANIES
     Report of Independent Public Accountants                               51
     Combined Balance Sheets                                                52
     Combined Statements of Income                                          53
     Combined Statements of Stockholders' Equity                            54
     Combined Statements of Cash Flows                                      55
     Notes to Combined Financial Statements                                 57

HRA, INC.
     Report of Independent Public Accountants                               64
     Balance Sheets                                                         65
     Statements of Income                                                   66
     Statements of Stockholders' Equity                                     67
     Statements of Cash Flows                                               68
     Notes to Financial Statements                                          70

FIRST CHOICE STAFFING, INC.
     Report of Independent Public Accountants                               79
     Balance Sheets                                                         80
     Statements of Income                                                   81
     Statements of Stockholders' Equity                                     82
     Statements of Cash Flows                                               83
     Notes to Financial Statements                                          84

THE BLETHEN GROUP
     Report of Independent Public Accountants                               90
     Combined Balance Sheets                                                91
     Combined Statements of Income                                          92
     Combined Statements of Stockholders' Equity                            93
     Combined Statements of Cash Flows                                      94
     Notes to Combined Financial Statements                                 96


                                      (20)

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of StaffMark, Inc.:

       We have audited the accompanying consolidated balance sheets of StaffMark, Inc. (the "Company", a Delaware Corporation) and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StaffMark, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 5, 1997.
                                      (21)

================================================================================
                                            STAFFMARK, INC.
================================================================================

                                      CONSOLIDATED BALANCE SHEETS

                                                 December 31,
                                                   1995         1996
                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............      $319,159   $13,856,422
   Accounts receivable, net of allowance
      for doubtful accounts of $214,187 and
      $441,397                                  4,798,476    21,064,875
   Prepaid expenses and other .............       253,143     1,577,508
              Total current assets ........     5,370,778    36,498,805
PROPERTY AND EQUIPMENT, net ...............       796,930     4,003,638
INTANGIBLE ASSETS, net ....................    15,555,459    30,512,571
OTHER ASSETS ..............................        29,192       483,217
                                              $21,752,359   $71,498,231

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and other accrued
      liabilities .........................      $648,106    $1,907,331
   Outstanding checks .........................   226,307       176,156
   Payroll and related liabilities .............1,020,973     3,515,743
   Reserve for workers' compensation claims ....  775,801     3,771,398
   Line of credit ..............................  309,068          --
   Current maturities of long-term debt ........  882,487          --
   Income taxes payable .......................      --       2,415,203
   Deferred income taxes .......................     --         662,505
              Total current liabilities ........3,862,742    12,448,336
LONG-TERM DEBT, less current maturities ...    15,103,831          --
OTHER LONG-TERM LIABILITIES .......... ....          --         518,669
DEFERRED INCOME TAXES .....................          --         421,147
COMMITMENTS AND CONTINGENCIES
(Notes 12 through 14) STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized shares of 1,000,000;
no shares issued or outstanding ..........           --            --
Common stock, $.01 par value in 1995 and 1996; authorized
shares of 10,000 in 1995 and 26,000,000 in 1996; shares
issued and outstanding of 117.5 in 1995
and 13,417,012 in 1996                                  1       134,170
Paid-in capital ...........................        98,059    55,379,391
Retained earnings .........................     2,687,726     2,596,518
              Total stockholders' equity ..     2,785,786    58,110,079
                                              $21,752,359   $71,498,231

                 The   accompanying   notes   to   consolidated   financial
                 statements are an integral part of these consolidated balance sheets.
                                      (22)

================================================================================
                                            STAFFMARK, INC.
================================================================================

                                   CONSOLIDATED STATEMENTS OF INCOME

                                             Fiscal Years
                                      1994            1995              1996

SERVICE REVENUES ......  .       $ 27,894,455     $43,874,246      $104,476,109
COST OF SERVICES .............     22,906,230      35,115,355        81,606,986
              Gross profit ..       4,988,225       8,758,891        22,869,123
OPERATING EXPENSES:
   Selling, general and
      administrative .........      3,483,070       5,804,348        14,623,615
   Depreciation and
      amortization ..............     255,895         590,066         1,373,954
              Operating income ...  1,249,260       2,364,477         6,871,554
OTHER INCOME (EXPENSE):
   Interest expense ..........        (92,132)       (800,704)
   Other, net ................         19,653          22,765           300,954
   Income before provision
   for income taxes                 1,176,781       1,586,538         5,796,629
PROVISION FOR INCOME TAXES ......       --              --               --
   Net income .....              $  1,176,781      $1,586,538        $4,022,796

Unaudited Pro Forma Data (Note 15):
   Pro forma net income ..............................   $  6,368,000
   Pro forma earnings per share ......................   $       0.67
   Weighted average common shares outstanding ........      9,545,558

Theaccompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                                      (23)

================================================================================
                                            STAFFMARK, INC.
================================================================================

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Common Stock   Paid-in             Retained
                               Shares   Amount   Capital    Earnings    Total
BALANCE, January 2, 1994        117.5  $40,424      -     $ 1,069,269 $1,109,693
   Net income                     -       -         -       1,176,781  1,176,781
   Dividends                      -       -         -       (176,271)  (176,271)

BALANCE, January 1, 1995        117.5   40,424      -       2,069,779  2,110,203
   Change in the par value
      stock from no par
      to $.01 per share           -    (40,423)  40,423         -           -
   Net income                     -       -         -       1,586,538  1,586,538
   Contribution                   -       -       57,636        -         57,636
   Dividends                      -       -         -       (968,591)  (968,591)
BALANCE, December 31, 1995      117.5     1       98,059    2,687,726  2,785,786
   Dividends declared:
      Cash                        -       -         -     (1,015,092)(1,015,092)
      Property                    -       -         -       (73,700)    (73,700)
   Shares issued in
      conjunction with
      purchase of On Call       10.0      -      319,149        -        319,149
   Exercise of stock options     7.5      -      160,000        -        160,000
   Issuance of common stock
   upon formation of
   StaffMark, Inc.            1,000.0    10         -           -             10
   Split of StaffMark,
   Inc. common stock      1,354,000. 13,540      (13,540)       -           -
   Issuance of common stock,
   net of offering costs  6,325,000. 63,250    66,518,234       -     66,581,484
   Conversion of Brewer
   common stock into common
   stock of StaffMark,
   Inc.                 1,934,865.0  19,349    (2,969,349)      -    (2,950,000)
   Acquisition of Other
   Founding Companies   3,683,249.0  36,832   (10,940,326)      -   (10,903,494)
   Reclassification of
     retained earnings in
   conjunction with the conversion from
   S Corporation to C Corporation status
   for tax reporting
   purposes                 -          -         3,025,212 (3,025,212)    -
   Establishment of deferred income tax
   liabilities in conjunction with the
   conversion from S Corporation to
   C Corporation status for tax
   reporting purposes       -          -        (1,839,706)     -    (1,839,706)
   Shares issued in conjunction
   with purchase of
   Technology Source      118,763.0   1,188       1,021,658     -      1,022,846
   Net income                -         -             -      4,022,796  4,022,796
BALANCE,
December 31, 1996      13,417,012. $134,170   $55,379,391 $2,596,518 $58,110,079

                         The  accompanying   notes  to  consolidated   financial
                           statements are an integral part of these consolidated statements.
                                      (24)

================================================================================
                                            STAFFMARK, INC.
================================================================================

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Fiscal Years
                                        1994            1995             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .............       $1,176,781 $    1,586,538$        4,022,796
      Adjustments to reconcile net
         income to net cash provided
         by operating activities:
      Depreciation and amortization    255,895        590,066          1,373,954
      Provision for bad debts ..        24,058        169,879            206,123
      Net (gain) loss on sale
      of property and equipment .       (5,066)         4,095           (24,985)
      Change in operating accounts, net of effects of acquisitions:
           Accounts receivable .      (963,971)      (334,940)       (1,547,830)
           Prepaid expenses and other  (49,960)       (44,025)         (207,421)
           Other assets ........       (16,152)        (6,101)         (421,792)
           Accounts payable and
           other accrued liabilities     88,096        58,395          (439,051)
           Outstanding checks .....      66,468      (508,117)         (305,921)
           Payroll and related
           liabilities ..........       241,001      (270,377)       (2,228,932)
           Reserve for workers'
           compensation claims ..        76,391        359,810            94,496
           Income taxes payable .          --            --            1,340,056
              Net cash provided by
              operating activities      893,541      1,605,223         1,861,493

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of Founding
      Companies, net of cash acquired     --             --         (14,989,436)
      Purchases of businesses, net of
      cash acquired ............          --       (11,500,000)     (12,322,832)
      Capital expenditures ....        (253,373)      (414,569)        (664,996)
      Acquisition of training licenses
      and rights ...........              --           (65,262)           --
      Receipts on notes receivable      110,000          --               --
      Advances of notes receivable ..  (220,445)       (40,000)           --
      Proceeds from sale of property
      and equipment ..........           19,067         16,652            --
              Net cash used in investing
              activities .... ...      (344,751)   (12,003,179)     (27,977,264)

                      Theaccompanying    notes   to    consolidated    financial
                         statements are an integral part of these consolidated statements.

                                      (25)

                                            STAFFMARK, INC.

                                                     Fiscal Years
                                         1994           1995             1996

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock,
 net of offering costs                    --             --         $ 66,581,484
 Proceeds from borrowings ......      1,584,500      13,366,512        5,875,106
 Payments on debt and borrowings .   (1,920,296)     (1,919,865)
 Distributions to stockholders .....   (176,271)       (623,484)     (1,015,092)
 Contribution from stockholder ...        --             57,636           --
 Proceeds from exercise of stock options  --              --             160,000
 Deferred financing costs .....           --           (271,750)       (398,708)
 Other, net ............................. --              --             465,542
Net cash (used in) provided by
financing activities ...  .....       (512,067)      10,609,049       39,653,034
NET INCREASE IN CASH AND CASH
EQUIVALENTS ........  .........         36,723          211,093       13,537,263
CASH AND CASH EQUIVALENTS,
   beginning of period ........         71,343          108,066          319,159
CASH AND CASH EQUIVALENTS,
   end of period ..........            108,066         $319,159      $13,856,422
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
      Interest paid .........          107,222          427,456       $1,629,958
      Income taxes paid ..........       --               --             344,000

      Non-cash transactions:
         Notes payable issued to
           purchase businesses ..        --        $  3,100,000          --

         Distribution of notes
           receivable to stockholders    --            345,107           --

         Distribution of property to
           stockholders ..               --             --                73,700
Theaccompanying notes to consolidated financial
statements are an integral part of these consolidated
statements.
                                      (26)

================================================================================

                                            STAFFMARK, INC.
================================================================================
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BUSINESS AND ORGANIZATION:

       In March 1996, StaffMark, Inc. (the "Company" or "StaffMark") was founded to create a national company to provide temporary staffing services. Effective October 2, 1996, the Company acquired six local and regional temporary staffing companies (the "Founding Companies") and completed an initial public offering of its common stock (the "Offering"). Based on the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 97, Brewer Personnel Services, Inc. ("Brewer") was designated as the acquirer, for financial reporting purposes, of The Prostaff Companies, The Maxwell Companies, Human
Resources, Inc. , First Choice Staffing, Inc. and The Blethen Group (collectively referred to as the "Other Founding Companies"). As Brewer was designated as the acquirer for financial reporting purposes, the accompanying financial statements reflect the results of its operations for the years ended January 1, 1995 and December 31, 1995. The results of operations for 1996 represent a combination of Brewer's results for the nine months ended September 30, 1996 and the Company's consolidated results of operations for the three months ended December 31, 1996. Based on the applicable provisions of SAB No. 97, the acquisition of assets and assumption of liabilities of the Other Founding Companies are reflected at their historical cost. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. References to "the Company" relate to Brewer for the periods prior to the acquisitions discussed above and relate to StaffMark, Inc. and its consolidated subsidiaries subsequent to that date.

     As of December 31, 1996, StaffMark operated offices in 9 states located in the Southeastern and Southwestern regions of the United States and provides temporary staffing in the commercial, professional/information technology and specialty medical staffing service lines. StaffMark extends trade credit to customers representing a variety of industries. There are no individual customers that account for more than 10% of service revenues of StaffMark in any of the periods presented.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Fiscal Periods--

       Prior to the Offering, the fiscal years of Brewer ended on the Sunday closest to December 31. The fiscal years 1994 and 1995 each included 52 weeks. Upon completion of the Offering, StaffMark established a calendar year reporting period.

  Classification of Prior Year Balances--

       Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.

  Use of Estimates--

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in preparing the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. However, actual results may differ from the estimates and assumptions used in preparing these financial statements.

  Cash and Cash Equivalents--

       For statement of cash flow purposes, StaffMark considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.

                                      (27)

  Property and Equipment--

        Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets which are as follows:

        Furniture, fixtures and equipment                            5-7 years
        Computer equipment and software                              3-5 years
        Leasehold improvements                                      3-15 years

       Additions that extend the lives of the assets are capitalized while repairs and maintenance costs are expensed as incurred. When property and equipment are retired, the related cost and accumulated depreciation or amortization are removed from the balance sheet and any resultant gain or loss is recorded.

  Intangible Assets--

       Intangible assets primarily consist of goodwill, which is amortized using the straight-line method over periods ranging from 15 to 30 years. Deferred financing costs are amortized over the life of the respective debt obligation using a method which approximates the interest method. Intangibles associated with non-compete agreements are amortized using the straight-line method over the life of the respective agreements.

  Income Taxes--

       Prior to the acquisition of the Other Founding Companies, Brewer was an S Corporation for income tax reporting purposes. Accordingly, no provision for federal or state income taxes related to the income for those periods is reflected in the accompanying consolidated financial statements as such taxes are liabilities of the individual stockholders. The S Corporation status of Brewer terminated upon the effective date of the acquisition of the Other Founding Companies.

       Subsequent to the acquisition of the Other Founding Companies, income taxes have been provided based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred income taxes using the liability method. Deferred income taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. Deferred income taxes are recognized for the tax consequences of such temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

Revenue Recognition--

       Service revenues are recognized as income at the time staffing services are provided.

Workers' Compensation--

       StaffMark self-insures certain risks related to workers' compensation claims. The estimated costs of existing and future claims are accrued as incidents occur based upon historical loss development trends and may be subsequently revised based on developments relating to such claims. StaffMark has engaged the services of a third party actuary to assist with the development of these cost estimates.

  Fair Value of Financial Instruments--

       StaffMark's financial instruments include cash and cash equivalents and its debt obligations. Management believes that these financial instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

                                      (28)

  Accounting for Stock Options--

       During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages all companies to recognize compensation expense based on the fair value, at grant date, of instruments issued pursuant to stock-based compensation plans. SFAS No. 123 requires the fair value of the instruments granted, which is measured pursuant to the provisions of the statement, to be recognized as compensation expense over the vesting period of the instrument. However, the statement also allows companies to continue to measure compensation costs for these instruments using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Companies electing to account for stock-based compensation plans pursuant to the provisions of APB 25 must make pro forma disclosures of net income as if the fair value method defined in SFAS No. 123 had been applied. StaffMark has elected to account for stock options under the provisions of APB 25 and has included the disclosures required by SFAS No. 123 in Note 11.

  Impairment of Long-Lived Assets--

       StaffMark regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. As of December 31, 1995 and 1996, management considered StaffMark's intangible and other long-lived assets to be fully recoverable.

3.     BUSINESS COMBINATIONS:

  Brewer Acquisitions--

       On July 10, 1995, Brewer acquired the stock of E.P. Enterprises Corporation, d/b/a Caldwell Services, Inc. ("Caldwell"). Caldwell is engaged in providing temporary personnel services through five staffing offices located in Georgia. The acquisition has been accounted for as a purchase, and the results of operations of Caldwell have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets and liabilities acquired.

       Total consideration paid for Caldwell was approximately $17.3 million. The purchase price included cash of $11.5 million, a note to the seller of $3.1 million and the assumption of certain liabilities of Caldwell. The assets acquired have been recorded at historical, depreciated cost, which approximated fair value as of the acquisition date, with the remaining acquisition costs of approximately $15.3 million being recorded as goodwill.

       On February 2, 1996, Brewer acquired the stock of On Call Employment Services, Inc. ("On Call"). On Call is engaged in providing temporary personnel services through four staffing offices in Colorado. The acquisition has been accounted for as a purchase, and the results of operations of On Call have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets and liabilities acquired.

       Total consideration paid for On Call was approximately $3.8 million which was comprised of cash totaling $3 million, including $360,000 associated with a non-compete agreement, 10 shares of Brewer's common stock valued at approximately $320,000 and the assumption of liabilities totaling approximately $480,000. The assets acquired have been recorded at historical, depreciated cost, which approximated fair value as of the acquisition date, with the remaining acquisition costs of approximately $3.1 million being recorded as goodwill.

                                      (29)

  Acquisition of the Other Founding Companies--

       Simultaneously with the closing of the Offering, StaffMark acquired by merger all of the issued and outstanding stock of the Founding Companies. The aggregate consideration paid in conjunction with the mergers with the Other Founding Companies consisted of approximately $13.0 million in cash and 3,683,249 shares of common stock. The consideration paid in conjunction with the merger with Brewer consisted of approximately $2.9 million in cash and 1,935,000 shares of common stock.

       Based upon the applicable provisions of SAB No. 97, these acquisitions have been accounted for as combinations at historical cost. Accordingly, the consideration paid to the Founding Companies as reflected in the accompanying consolidated financial statements represents the carryover basis in the net assets of the Founding Companies, reduced by the cash consideration paid.

  StaffMark Acquisitions--

       Between  the  date of the  Offering  and  December  31,  1996,  StaffMark completed three acquisitions accounted for as purchases. The aggregate consideration paid for The Technology Source, L.L.C. ("Technology"), Chandler Enterprises, Inc. d/b/a Advantage Staffing ("Advantage") and Tom Bain Personnel, Inc. ("Tom Bain") included $9.6 million in cash and 118,763 shares of
StaffMark's common stock. The operating results of these companies have been included since the effective date of their acquisitions. The costs of these acquisitions have been allocated on the basis of estimated fair market value of the assets acquired. The tangible assets acquired have been recorded at historical, depreciated cost, which approximated fair value as of the acquisition date, with the remaining acquisition costs being recorded as goodwill.

       The operating results of Technology, Advantage and Tom Bain prior to their acquisitions are not material to StaffMark's 1996 consolidated statements of income and, accordingly, have not been reflected in the pro forma results shown below.

  Pro Forma Operating Results--

       The unaudited consolidated results of operations on a pro forma basis as though the Other Founding Companies, Caldwell and On Call had been acquired as of the beginning of 1995 are shown below. Note that the pro forma information presented below does not reflect income tax expense as if the Company had been a C Corporation for income tax reporting purposes for the entire periods presented or the reductions in salaries of certain owners of the Founding Companies which have been agreed to in conjunction with the acquisitions discussed in Note 1. See the accompanying consolidated statements of income and Note 15 for a presentation of pro forma information which reflects these adjustments:

                                                Fiscal Years
                                                1995              1996

Revenues .                                  $171,463,305      $200,020,807
Net income                                   $ 3,742,274      $  8,020,520

4.     ACCOUNTS RECEIVABLE:

       Included in accounts receivable in the accompanying consolidated balance sheets are unbilled amounts of approximately $541,906 and $1,195,370 at December 31, 1995 and 1996, respectively. StaffMark maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying consolidated financial statements.
                                  (30)

       The following are the changes in the allowance for doubtful accounts:

                                                 Fiscal Years
                                         1994       1995       1996

Balance at beginning of year .....   $ 10,250   $ 34,308   $214,187
Increases relating to acquisitions       --       10,000    252,216
Provision for bad debts ..........     24,058    169,879    206,123
Charge offs, net of recoveries ...       --         --      231,129
Balance at end of year ...........   $ 34,308   $214,187   $441,397

5.     INTANGIBLE ASSETS:

       Intangible assets consisted of the following:

                                  December 31,
                                  1995             1996

Goodwill ....................   $15,356,334   $30,506,256
Deferred financing costs ....       271,750       342,457
Non-compete agreements ......       299,010       889,647
Other .......................       140,262       160,262
                                 16,067,356    31,898,622
Less accumulated amortization       511,897     1,386,051
                                $15,555,459   $30,512,571

       Amortization expense related to intangible assets for the years ended December 31, 1995 and 1996, totaled approximately $391,207 and $879,288, respectively.

6.     PROPERTY AND EQUIPMENT:

       Components of property and equipment are as follows:
                                                    December 31,
                                                    1995         1996


Furniture, fixtures and equipment ............   $  553,328   $2,923,451
Computer equipment and software ..............      749,750    4,033,251
Leasehold improvements .......................       31,483      501,525
                                                  1,334,561    7,458,227
Less accumulated depreciation and amortization      537,631    3,454,589
                                                 $  796,930   $4,003,638

       Depreciation and amortization expense related to property and equipment for the years ended December 31, 1995 and 1996, totaled approximately $198,859 and $494,666, respectively.

7.     DEBT:

       Proceeds from the Offering were used to repay all debt obligations of StaffMark, Brewer and the Other Founding Companies.

       StaffMark has established a $50 million line of credit with Mercantile Bank of St. Louis, National Association to be used for working capital and other general corporate purposes, including future acquisitions. The commitment includes a $20 million revolving credit facility and a $30 million acquisition facility. The facility matures on October 4, 2001 and interest on any borrowings will be computed at StaffMark's option at either LIBOR or the bank's prime rate and incrementally adjusted based on StaffMark's operating leverage ratios.
                                      (31)

       Through March 31, 1997, StaffMark is obligated to pay a commitment fee equal to 0.25% per annum multiplied by the total line of credit commitment. Subsequent to March 31, 1997, the quarterly commitment fee is equal to 0.25% multiplied by the average daily unused portion of the total revolving credit commitment. The credit facility is secured by all assets of StaffMark and a pledge of 100% of the stock of all the subsidiaries. As of December 31, 1996, no funds have been borrowed on this credit facility.

       As of December 31, 1995, debt consisted of the following:

       Term loan note with Boatmen's.  Interest payable monthly
       at a variable rate which averaged 9.56% during the
       year ended December 31, 1995.  Principal was due
       in quarterly installments beginning October 1, 1995
       through maturity on June 30, 2001.  Note was
       secured by the assets and common stock of Brewer
       and partially guaranteed by certain stockholders of Brewer.   $12,750,000

       Note payable to the previous owner of Caldwell, interest at 8.00%, payable quarterly. Principal was to be paid in equal annual installments beginning June 30, 1998 through June 30, 2001 or in full upon a change in control of Brewer. Note was secured by a lien on the assets of
Brewer and guaranteed by certain stockholders of Brewer      3,100,000

Other ..................................................       445,386
                                                            16,295,386
Less short term borrowings, including current maturities     1,191,555
                                                           $15,103,831

8.     INCOME TAXES:

       The income tax provision (benefit) for the year ended December 31, 1996 consisted of the following:

Current:
  Federal   $ 2,022,827
  State .       392,376
              2,415,203
Deferred:
  Federal      (532,521)
  State .      (108,849)
               (641,370)
            $ 1,773,833

                                      (32)

       The components of deferred income tax assets and liabilities as of December 31, 1996 were as follows:

 Deferred income tax assets:
   Workers' compensation reserves ........................   $  797,321
   Non-compete and deferred compensation agreements ......      156,912
   Other expense accruals ................................      424,292
       Total deferred income tax assets ..................    1,378,525
Deferred income tax liabilities:
   Change in income tax accounting method from cash
       to accrual basis in conjunction with termination of
       S Corporation status ..............................    1,884,118
   Depreciation and amortization .........................      280,609
   Other .................................................      297,450
       Total deferred income tax liabilities .............    2,462,177
                                                             $1,083,652

       Components  of  the  net  deferred  tax   liabilities   reported  in  the
accompanying consolidated balance sheet were as follows as of December 31, 1996:

                                                        Current       Long-term

Assets                                                  $1,221,613   $  156,912
Liabilities                                              1,884,118      578,059
                                                        $  662,505   $  421,147

       A valuation allowance for the deferred tax assets has not been recorded in the accompanying consolidated balance sheet because management believes that all deferred tax assets are more likely than not to be recovered. In assessing the realizability of deferred income tax assets, management has considered scheduled reversals of the deferred income tax liabilities and projected future taxable income.

       The differences in income taxes determined by applying the statutory federal tax rate of 34% to income before income taxes and the amounts recorded in the accompanying consolidated statement of income for 1996 result from the following:

                                       Amount         Rate

Tax at statutory rate ..........   $ 1,970,854       34.0%
Add (deduct):
  Effect of S Corporation income      (484,934)      (8.4)
  State income taxes, net of
     federal tax benefit .......       185,542        3.2
  Non-deductible amortization ..        52,204         .9
  Other, net ...................        50,167         .9
                                   $ 1,773,833       30.6%

9.     WORKERS' COMPENSATION:

       StaffMark is self-insured for certain workers' compensation claims and is regulated by various state-administered workers' compensation insurance commissions. StaffMark has purchased insurance for medical claims which exceed certain thresholds and is required in certain states to maintain letters of credit to cover any potential unpaid claims. At December 31, 1996, these letters of credit totaled $2,300,000.
                                      (33)

10.    EMPLOYEE BENEFIT PLANS:

       Certain of the Founding Companies maintain employee benefit plans, some of which allow eligible employees to defer a portion of their income through contributions to the plans. Under provisions of certain of these plans, StaffMark matches a percentage of the employee contributions, up to a maximum as specified in the individual plan, and may contribute additional amounts at the discretion of management. Contributions by StaffMark to the various plans were approximately $23,000 for the year ended December 31, 1996.

11.    COMMON STOCK AND STOCK OPTIONS:

  Common Stock--

       In conjunction with the organization and initial capitalization, StaffMark issued 1,000 shares of common stock at a par value of $.01 per share. In June 1996, StaffMark's Board of Directors declared a 1,355-for-one stock split. The effect of this stock split has been reflected as a reduction of paid-in-capital and an increase in common stock in the accompanying consolidated financial statements.

       StaffMark issued 5,618,249 shares of common stock to the stockholders of the Founding Companies and issued 6,325,000 shares of common stock to the public in conjunction with the Offering. StaffMark also issued 118,763 shares of common stock in conjunction with business acquisitions.

  Stock Options--

       Prior to the Offering, Brewer granted stock options to certain key employees. These options were granted at fair value as determined by management, were exercisable in installments and expired from June 30, 1999 to February 26, 2001. A summary of Brewer's stock option activity is as follows:

                                    Weighted
                                     Average
                                   Shares Under Price Per
                                     Option       Option

Outstanding, January 1, 1995 .....      5.0     $16,000
  Granted ........................      7.5      30,666
Outstanding, December 31, 1995 ...     12.5      24,800
  Granted ........................      1.0      35,000
  Exercised ......................     (7.5)     21,333
  Forfeited ......................     (5.0)     30,000
Outstanding prior to conversion to
  StaffMark options ..............      1.0     $35,000

In June 1996, StaffMark's Board of Directors and stockholders approved StaffMark's 1996 Stock Option Plan (the "Plan"). The maximum number of shares of StaffMark's common stock that may be issued under the Plan is approximately 1,600,000. As of December 31, 1996 approximately 740,000 shares have been reserved for future options. Options granted under the Plan generally become 40% vested after two years and then vest 20% in each of the next three years. Under the Plan, the exercise price of the option equals the market value of StaffMark's common stock on the date of the grant, and the maximum term for each option is 10 years.
                                      (34)

       A summary of StaffMark's stock option activity is as follows:

                                    Weighted
                                     Average
                                                    Shares Under     Price Per
                                                      Option          Option

Outstanding Brewer options prior to conversion to
  StaffMark options .............................          1    $   35,000.00
  Conversion of Brewer options ..................     16,397             2.13
  Granted .......................................    867,928            12.01
  Forfeited .....................................    (14,550)           12.00
Outstanding, December 31, 1996 ..................    869,776    $       11.82

The following is a summary of stock options outstanding as of December 31, 1996:


                    Options Outstanding                    Options Exercisable
------------------------------------------               -----------------------
                                             Weighted    Weighted
                          Weighted Average   Average     Average
 Options       Range of   Remaining          Exercise    Options       Exercise
 Outstanding   Exercise   Contractual Life   Per Share   Exercisable   Per Share
               Prices
 16,398        $2.13      1.17 years         $2.13       --            $--
853,378        $11.38 -   4.37 years          12.01      35,000         12.00
                12.75
869,776                   4.31 years         $11.82      35,000        $12.00

       As discussed in Note 2, StaffMark has elected to account for its stock options under the provisions of APB 25. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of income. However, pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect StaffMark's pro forma net income for the years ended December 31, 1995 and 1996, as if the fair value method of accounting prescribed by SFAS No. 123 had been used. In preparing the pro forma disclosures, StaffMark determined the value of all options granted from January 1, 1995 through the Offering date using the minimum value method, as discussed in SFAS No. 123. For stock options granted from the Offering date to December 31, 1996, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

                                                           Fiscal Years
                                                             1995          1996

Weighted average risk-free interest rate                      6.5%         6.3%
Dividend yield .........................                        0%           0%
Weighted average expected life .........                2.5 years     4.6 years
Expected volatility ....................                        0%          65%

       Using these assumptions, the fair value of the stock options granted during the years ended December 31, 1995 and 1996 was approximately $36,000 and $5,958,000, respectively. The weighted average fair value of options granted during 1995 and 1996 was $4,800 and $7.04, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions above and the straight-line amortization method over the vesting period, net income would have been reduced to the following pro forma amounts:

                                                           Fiscal Years
                                                        1995         1996

Net income, as reported                           $1,586,538   $4,022,796

Pro forma net income ..                           $1,578,367   $3,711,738
                                      (35)

12.    RELATED PARTY TRANSACTIONS:

       Concurrent with the acquisition, StaffMark entered into agreements with certain officers of the company to lease certain parcels of land and buildings used in the operations of StaffMark for negotiated amounts and terms. Rent expense related to these facilities totaled approximately $60,000 and $304,000 for the years ended December 31, 1995 and 1996, respectively. Annual future minimum payments required under these leases are included in the table in Note 14 and are summarized as follows:

                                                             Years Ending
                                                             December 31,

       1997                                                   $   548,416
       1998                                                       535,143
       1999                                                       407,921
       2000                                                       351,167
       2001                                                       345,951
                                                               $2,188,598

       Included in Other Assets in the accompanying consolidated balance sheets are advances to certain officers and employees totaling $160,000 which bear interest at 6%.

       Included in Accounts Payable and Other Accrued Liabilities is an unsecured demand note payable to an officer in the amount of $61,436 which bears interest at 8%.

       In  December  1995,  a  note  receivable  from  Brewer   Investments,   a
partnership owned by certain stockholders, in amount of $345,107 was distributed to the individual stockholders of Brewer.

13.    COMMITMENTS AND CONTINGENCIES:

       StaffMark is subject to certain claims and lawsuits arising in the normal course of business, primarily relating to workers' compensation and other employee related matters. StaffMark maintains various insurance coverages in order to minimize the financial risk associated with certain of these claims. StaffMark has provided for certain of these actions in the accompanying consolidated financial statements and, in the opinion of management, any uninsured losses resulting from the ultimate resolution of these matters will not be material to StaffMark's financial position or results of operations.

       StaffMark has employment agreements with certain executive officers and management personnel that provide for annual salaries, cost-of-living adjustments and additional compensation in the form of performance based bonuses. Certain agreements include covenants against competition with StaffMark, which extends for a period of time after termination. These agreements generally continue until terminated by the employee or StaffMark.

14.    NONCANCELABLE OPERATING LEASES:

       StaffMark leases office space under noncancelable operating leases. As discussed in Note 12, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

                                                             Years Ended
                                                             December 31,

       1997                                                   $1,819,176
       1998                                                    1,601,881
       1999                                                    1,312,904
       2000                                                      887,981
       2001                                                      615,658
                                                              $6,237,600

                                      (36)

       Rent expense, including amounts paid to related parties, was $275,460 and $951,369 for the years ended December 31, 1995 and 1996, respectively.

15.    PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENTS PRESENTATION (UNAUDITED):

       The supplemental pro forma information included in the accompanying consolidated statements of income reflects: (i) the acquisition of the Other Founding Companies at historical cost in accordance with the applicable provisions of SAB No. 97;

     (ii) the effects of the acquisition of On Call; (iii) the estimated impact of recognizing income tax expense as if StaffMark had been a C Corporation for tax reporting purposes during the entire year ended December 31, 1996; and (iv) the adjustment to compensation expense to reflect the reductions in salaries to certain owners of the Founding Companies which were agreed to in conjunction with the acquisitions discussed in Note 1. Following is a reconciliation of the reported 1996 net income to the pro forma net income shown in the accompanying consolidated statement of income:

Net income, as reported ..............................   $ 4,022,796
Pro forma adjustments:
  Inclusion of the operating results of the Other
      Founding Companies and On Call as if these
      acquisitions were effected as of January 1, 1996     3,995,095
  Reductions in salaries to certain owners of the
      Founding Companies .............................       581,332
  Recognition of income tax expense as if StaffMark
      had been a C Corporation during the entire
      year ended December 31, 1996 ...................    (2,231,223)

Pro forma net income, as reported ....................   $ 6,368,000

       The computation of pro forma earnings per share for the year ended December 31, 1996, is based on the pro forma shares outstanding for the period prior to the Offering of approximately 8.3 million and the actual weighted average shares outstanding for the period from the Offering through December 31, 1996, of approximately 13.2 million.

                                      (37)

================================================================================
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
================================================================================

To The Prostaff Companies:

       We have audited the accompanying combined balance sheets of the companies identified in Note 1 to the financial statements ("The Prostaff Companies"), as of December 31, 1994 and 1995 and the nine months ended September 29, 1996, and the related combined statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 and the nine months ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Prostaff Companies as of December 31, 1994 and 1995 and the nine months ended September 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 and the nine months ended September 29, 1996 in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
October 22, 1996.
                                      (38)

================================================================================
                             THE PROSTAFF COMPANIES
================================================================================

                                         COMBINED BALANCE SHEETS


                                                 December 31,      September 29,
                                                  1994         1995         1996
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...............$  228,372   $  188,145   $   69,587
   Certificates of deposit .................   152,028      155,154         --
   Accounts receivable, net of allowance for
      doubtful accounts of $10,000, $48,500
      and $45,096, respectively ............ 2,634,108    3,020,622    3,952,688
   Deferred tax asset ......................   154,601         --           --
   Prepaid expenses and other ..............    86,337      135,673      120,604
              Total current assets ......... 3,255,446    3,499,594    4,142,879
PROPERTY AND EQUIPMENT, net ................   640,552      756,983      735,737
OTHER ASSETS:
   Cash surrender value of officer's life
      insurance ............................    34,670                   41,280-
   Advance to StaffMark, Inc. ..............      --           --         40,703
   Other ...................................     3,675        4,730        7,440
              Total other assets ...........    38,345       46,010       48,143
                                            $3,934,343   $4,302,587   $4,926,759

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit ..........................$  417,000   $   20,000   $1,554,005
   Current maturities of long-term debt ........61,742       64,872       67,598
   Note payable to stockholder ...................--         30,000       30,000
   Accounts payable and accrued liabilities ....83,413      117,339       84,911
   Outstanding checks .........................109,084         --         71,212
   Payroll and related liabilities ............703,263    1,129,777    1,116,619
   Reserve for workers' compensation claims ...439,444      635,290      671,640
   Income taxes payable ....................... 54,883         --           --
              Total current liabilities .....1,868,829    1,997,278    3,595,985
LONG-TERM DEBT, less current maturities .......170,064      111,459       65,874
DEFERRED INCOME TAXES ......................... 57,885         --           --
COMMITMENTS AND CONTINGENCIES
   (Notes 6 through 10) STOCKHOLDERS' EQUITY:
   Common stock,  (par values of $.20 to $1.00)  authorized shares of 200,000 in
      1994 and 201,000 in 1995 and at September 29, 1996, shares issued and outstanding of 55,000 in 1994, 55,100 in 1995
      and at September 29, 1996 ............... 11,000       11,100       11,100
   Retained earnings ........................1,826,565    2,182,750    1,253,800
              Total stockholders' equity ....1,837,565    2,193,850    1,264,900
                                            $3,934,343   $4,302,587   $4,926,759

The accompanying notes to combined financial
statements are an integral part of these balance
sheets.
(39)
================================================================================
                             THE PROSTAFF COMPANIES
================================================================================

                                      COMBINED STATEMENTS OF INCOME


                    Years Ended                            Nine Months Ended
            December 31,  December 31, December 31, September 30,September 29,
                    1993         1994          1995         1995          1996
                                   (Unaudited)

SERVICE
REVENUES........$ 27,244,744 $ 30,607,744 $ 34,330,413 $ 25,840,311 $ 29,509,631
COST OF
SERVICES ....     22,858,206   25,455,432   28,234,379   21,339,195   24,034,483
Gross profit ..... 4,386,538    5,152,312    6,096,034    4,501,116    5,475,148
OPERATING EXPENSES:
   Selling, general
   and
   administrative .3,640,825    4,184,021    5,338,844    3,796,754    4,043,409
   Depreciation
   and
   amortization      114,796      174,998      220,433      160,700      186,171
   Operating income..630,917      793,293      536,757      543,662    1,245,568
OTHER INCOME (EXPENSE):
   Interest expense .(87,181)     (28,689)     (20,393)     (16,088)    (49,443)
   Interest income
   and other .........60,745       10,987       26,537       20,949       28,515
INCOME BEFORE PROVISION
   FOR INCOME TAXES .604,481      775,591      542,901      548,523    1,224,640
PROVISION FOR
INCOME TAXES ........205,742      253,847       96,716       96,716         --
Net income ..    $   398,739 $    521,744  $   446,185  $   451,807   $1,224,640

PRO FORMA DATA (Unaudited) (Note 11):
   Historical income
   before income taxes .....                        $    542,901    $  1,224,640
   Less:  Pro forma
provision for income taxes                               211,731         477,610
PRO FORMA NET INCOME .........................      $    331,170    $    747,030


The accompanying notes to combined financial
statements are an integral part of these
statements.
                                      (40)

================================================================================
                             THE PROSTAFF COMPANIES
================================================================================

                               COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY


                               Common       Stock           Retained
                               Shares       Amount     Earnings     Total

BALANCE,
 December 31, 1992 ....        55,000   $    11,000   $   976,186   $   987,186
   Net income ...........          --            --       398,739       398,739
   Dividends ..................... --            --       (25,625)      (25,625)
BALANCE, December 31, 1993 ....55,000        11,000     1,349,300     1,360,300
   Net income ...........          --            --       521,744       521,744
   Dividends ..................... --            --       (44,479)      (44,479)
BALANCE, December 31, 1994 ....55,000        11,000     1,826,565     1,837,565
   Net income .................... --            --       446,185       446,185
   Initial capitalization of
      Professional
      Resources, Inc.             100           100          --             100
   Dividends ..................... --            --       (90,000)      (90,000)
BALANCE, December 31, 1995 ....55,100        11,100     2,182,750     2,193,850
   Net income .................... --            --     1,224,640     1,224,640
   Dividends:
        Cash ..................... --            --    (2,043,210)   (2,043,210)
        Property ................. --            --      (110,380)     (110,380)
BALANCE, September 29, 1996 ...55,100   $    11,100   $ 1,253,800    $ 1,264,900


The accompanying notes to combined financial statements
are an integral part of these statements.
                                      (41)

================================================================================
                             THE PROSTAFF COMPANIES
================================================================================

                                    COMBINED STATEMENTS OF CASH FLOWS

                                   Years Ended             Nine Months Ended
                            Dec 31,  Dec 31,    Dec 31,   Sept 30,     Sept 29,
                             1993     1994       1995       1995         1996
                           -------- --------   --------   --------     --------
 (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income            $ 398,739   $521,744   $446,185  $451,807   $1,224,640
Adjustments to
   reconcile net
   income to net
   cash provided
   by operating
   activities:
   Depreciation and
   amortization            114,796   174,998     220,433   160,700      186,171
Provision for
   deferred
   income
   taxes                   (35,138)  (20,021)        --     96,716          --
Write-off of net
deferred tax assets-           --     96,716         --       --            --
   Provision for
   bad debts                27,561    10,000      38,500    20,300       45,659
Loss (gain) on
   sale of property and
   equipment                   --     20,854         --       --        (14,854)
   Change in
   operating assets
   and liabilities,
   net of
   effects of
   acquisition:
   Restricted
   certificates
   of deposit600,000 -     152,028       --          --
Accounts
   receivable             (637,401)  (143,183)  (403,041)(1,243,341)   (977,725)
   Prepaid
   expenses
   and other               (38,493)    (2,052)   (49,336)    18,555      15,069
Other                        2,357     (8,979)    (7,665)    (6,647)     (1,405)
Accounts payable
and
accrued
liabilities                 21,229    (10,535)    33,926    (22,994)    (32,428)
Outstanding
   checks                      --     109,084   (109,084)  (109,084)     71,212
   Payroll and related
   liabilities             193,651      5,365    426,514  1,188,217     (13,158)
Reserve for
   workers'
   compensation
   claims                  148,385    101,480    195,846    144,306      36,350
   Income
taxes
   payable                 (15,039)   (19,130)   (54,883)   (54,883)        --
Net
   cash
   provided
   by
   operating
   activities              780,647    739,625    986,139    643,652     539,531

CASH FLOWS
FROM
INVESTING
ACTIVITIES:
Advance to
   StaffMark, Inc.          --          --          --          --      (40,703)
Acquisition
   of personnel
   service business         --          --       (30,000)       --         --
   Capital
   expenditures           (405,265)  (293,936)  (328,837)   (279,848)  (220,476)
Purchase
   of certificates
   of deposit               --          --      (155,154)       --          --
Proceeds
   from the
   sale of
   property
   and equipment            --         1,400        --          --          --
Proceeds
   from the
   sale of
   certificates
   of deposit               --          --          --          --      155,154
Net cash used in investing
     activities           (405,265)  (292,536)  (513,991)   (279,848)  (106,025)


                         The    accompanying   notes   to   combined   financial
                                statements   are  an  integral   part  of  these
                                statements.
                                      (42)

                             THE PROSTAFF COMPANIES

                                   Years Ended           Nine Months Ended
                 Dec 31,       Dec 31,      Dec 31,    Sept 30,       Sept 29,
                  1993          1994         1995        1995          1996
                                   (Unaudited)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net (payments) borrowings
   under line
of credit ..   $(125,000)   $(158,000)   $(397,000)   $(369,995)   $ 1,534,005
Proceeds from
note payable to
stockholder ........        --           --         30,000         --         --
Payments on
note payable
   to stockholder ........   (530,000)      --         --         --          --
Proceeds from issuance of
   long-term debt ........    290,237       --         --         --          --
Payments on long-term debt       --     (58,431)   (55,475)  (39,828)   (42,859)
Proceeds from issuance of
   common stock ..........       --         --         100       --        --
Dividends ................    (25,625)  (44,479)   (90,000)     --   (2,043,210)
Net cash used in  financing
   activities ...........    (390,388)  (260,910) (512,375) (409,823)  (552,064)
NET (DECREASE) INCREASE
   IN CASH AND
CASH EQUIVALENTS ........     (15,006)   186,179   (40,227)  (46,019)  (118,558)
CASH AND
CASH EQUIVALENTS,
  beginning of period  ..      57,199     42,193   228,372   228,372    188,145
CASH AND CASH EQUIVALENTS,
   end of period ...........$  42,193  $ 228,372 $ 188,145 $ 182,353  $  69,587
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Interest paid ........$  84,708  $  30,549 $  21,006 $  16,088  $  49,443
      Income taxes paid ....$ 242,989  $ 284,847 $  54,883 $  54,883  $   --


The accompanying notes to combined financial
statements are an integral part of these
statements.
                                      (43)

================================================================================
                             THE PROSTAFF COMPANIES
================================================================================

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization--

     The combined financial statements of The Prostaff Companies (the "Company") include the activities of Prostaff Personnel, Inc. ("Prostaff"), d.b.a. Prostaff Staffing Services, Office Staffing and Medical Staffing, Excel Temporary Staffing, Inc. ("Excel") and Professional Resources, Inc. ("Professional"), d.b.a. Performance Staffing, which have common ownership. All intercompany transactions have been eliminated in the combined financial statements.

       Prostaff was originally incorporated in the state of Arkansas in 1973 as Dunhill Personnel Agency of Little Rock, Inc. ("Dunhill"). Dunhill changed its name to Prostaff in 1988. Prostaff's primary business purpose is to provide temporary personnel services. At September 29, 1996, Prostaff operated staffing offices in 23 locations in Arkansas. Excel was incorporated in the state of Arkansas on October 25, 1990 and is engaged in providing temporary personnel services to one large cosmetics manufacturer in Little Rock, Arkansas which represents 100% of the revenue and accounts receivable of Excel. Revenues from this one customer represent 14%, 13%, 14% and 15% of combined service revenues for 1993, 1994, 1995 and the nine months ended September 29, 1996, respectively. Professional was incorporated in the state of Arkansas on October 24, 1995 ("inception date"). On October 31, 1995, Professional purchased the assets of an existing temporary personnel service business in Little Rock, Arkansas for $30,000. This acquisition was accounted for as a purchase. There was no goodwill recorded in connection with this acquisition. The combined financial statements of the Company include the results of operations of Professional from the inception date.

  Interim Financial Statements--

       The accompanying interim financial statements and related disclosures for the nine months ended September 30, 1995 have not been audited by independent accountants. However, they have been prepared in conformity with the accounting principles stated in the audited financial statements for the three years in the period ended December 31, 1995 and for the nine months ended September 29, 1996, and include all adjustments (which were of a normal recurring nature) which, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of operations and cash flows for each of the periods presented. The operating results for the interim periods presented are not necessarily indicative of results for the full year.

  Use of Estimates--

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

  Revenue Recognition--

       Service revenues are recognized as income at the time staffing services are provided.

  Cash and Cash Equivalents--

       For statement of cash flow purposes, the Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.
                                      (44)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  Accounts Receivable--

       The Company maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying financial statements. Included in accounts receivable in the accompanying balance sheets are unbilled amounts of $343,681, $441,642 and $838,847 at December 31, 1994, 1995 and September 29, 1996,
respectively.

  Property and Equipment--

       Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated economic lives or the terms of the lease. The estimated useful lives of the Company's assets, by asset classification, are as follows:

Office equipment         5 years
Computer equipment       5 years
Vehicles                 5 years
Computer software        5 years
Leasehold improvements   10 years

       Additions that extend the lives of the assets are capitalized while repairs and maintenance costs are expensed as incurred. When property and equipment are retired, the cost of the property and equipment and the related accumulated depreciation or amortization are removed from the balance sheet and any resultant gain or loss is recorded.

  Workers' Compensation and Employee Health Benefits--

       The Company self-insures certain risks related to workers' compensation and employee health benefit claims. The estimated costs of existing and future claims are accrued as incidents occur based upon historical loss development trends and may be subsequently revised based on developments relating to such claims. The Company engages the services of a third-party actuary to assist with the development of the workers' compensation cost estimates.

  Fair Value of Financial Instruments--

       The Company's financial instruments include cash and cash equivalents, certificates of deposit, note payable to stockholder and its other debt obligations. Management believes that these instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for those instruments are reasonable estimates of fair value.

  Income Taxes--

       Prior to 1995, the Company operated as a C Corporation for federal and state tax reporting purposes. Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this new statement, deferred income taxes are provided based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

Effective January 1, 1995, the Company elected to be taxed as an S Corporation for federal and state income tax reporting purposes. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements for the period subsequent to January 1, 1995 as such taxes are liabilities of the individual stockholders.

                                      (45)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Upon election of S Corporation status, the Company wrote off net deferred tax assets totaling $96,716 related to years prior to 1995, which is reflected as provision for income taxes in the accompanying combined statements of income. (See Note 11)

       The Company's tax returns are subject to examination by federal and state taxing authorities. If such examinations result in a change to the Company's reported income or loss, the taxable income or loss reported by the individual stockholders could also change.

2.     PROPERTY AND EQUIPMENT:

       Property and equipment consisted of the following:

                                                  December 31,     September 29,
                                                1994          1995         1996
Office equipment ...........................$  311,414   $  412,661   $  481,410
Computer equipment .........................   382,903      477,744      523,890
Vehicles ...................................   107,900      136,859         --
Computer software ..........................   113,884      165,635      220,046
Leasehold improvements .....................    83,593      136,949      172,464
                                               999,694    1,329,848    1,397,810
Less accumulated
 depreciation and amortization                 359,142      572,865      662,073
                                            $  640,552   $  756,983   $  735,737

3.     DEBT:

        Long-term debt consisted of the following:

                                                      December 31, September 29,
                                                    1994       1995        1996

Term note payable to Boatmen's  National Bank in the original amount of $290,237 due in monthly installments of $6,079, including interest at 5.5% through August 31, 1998. Secured by certain equipment of Prostaff and
  guaranteed by stockholders .....................$231,806   $176,331   $133,472

Less current maturities ............................61,742     64,872     67,598
                                                  $170,064   $111,459   $ 65,874

        Total maturities of long-term debt are as follows:

                                                  Years Ending
                                           December 31, September 29,

1996                                         $ 64,872    $      -
1997                                           68,531      67,598
1998                                           42,928      65,874
                                             $176,331    $133,472
                                      (46)

       Line of credit balances consisted of the following:

                                         December 31,              September 29,
                                             1994           1995           1996

Line of credit with Boatmen's Bank.
  Maximum borrowings of $1.5 million.
  Accrues interest at a variable rate,
  which ranged from 8.25% to 9.0% and
  averaged 8.5% during the nine months
  ended  September 29, 1996. Due upon
  demand.  Secured by the accounts
  receivable of Prostaff and guaranteed
  by stockholders ......................   $417,000         $--       $1,500,000

Line of credit with First Commercial Bank.
  Maximum borrowings of $50,000.
  Interest payable monthly at
  9.5%. Due upon demand.  Secured by the
  assets of Professional and guaranteed
  by stockholder ....                            --       20,000          44,000

Line of credit with Mercantile Bank.
  Maximum  borrowings of $250,000.  Interest
  payable  monthly at a fixed rate of 9.25%,
  which changed to 10.0% in May 1996
  and averaged 9.67% during the nine months
  ended September 29, 1996. Secured by
  accounts receivable
  of Excel and guaranteed
  by stockholders .................              --           --          10,005
                                         $  417,000   $   20,000      $1,554,005

4.     NOTE PAYABLE TO STOCKHOLDER:

       In order to effect the acquisition made by Professional,  as discussed in
Note 1, Professional borrowed $30,000 from the sole stockholder and signed a promissory note dated October 30, 1995. Interest is paid monthly at the rate of 9.25%. The note is due on demand, or if no demand is made, on October 30, 1996. Total interest paid to the stockholder in 1995 and for the nine months ended September 29, 1996 was $246 and $1,850, respectively.

       During 1993, the Company repaid a $530,000 note payable to stockholder. Total interest paid to the stockholder in 1993 was $44,200.

5.     INCOME TAXES:

       Provision   (benefit)  for  income  taxes   consisted  of  the  following
components for the years ended December 31:

                                                             1993          1994
Current:
    Federal                                             $ 213,892     $ 243,184
    State ..                                               26,988        30,684
                                                          240,880       273,868
Deferred:
    Federal                                               (31,201)      (17,778)
    State ..                                               (3,937)       (2,243)
                                                          (35,138)      (20,021)
       Total                                            $ 205,742     $ 253,847


                                      (47)

       Provision for income taxes differs from amounts computed by applying the statutory tax rate to pretax income as a result of certain nondeductible expenses and the utilization of general business credits as follows:

                                                             1993          1994

Income taxes on pretax income at the
statutory rate of 34%                                     $ 205,523   $ 263,701
Increase (reduction) in tax resulting from:
    Nondeductible expenses ...............................   16,779      30,242
    State income taxes, net of federal income tax benefit    28,049      37,089
    Federal general business tax credits .................  (44,609)    (77,185)
                                                          $ 205,742    $ 253,847

       Deferred income taxes reflect the impact of "temporary differences" between the financial and tax basis of assets and liabilities as measured by enacted tax laws. The temporary differences which gave rise to deferred tax assets and liabilities as of December 31, 1993 and 1994 were as follows:

                                                                 1993       1994

Deferred tax assets:
    Allowance for doubtful accounts ........                 $ 16,465   $  3,829
    Reserve for workers' compensation claims                  112,099    150,772
Total deferred tax assets ..................                 $128,564   $154,601
Deferred tax liabilities:
    Accelerated depreciation ...............                 $ 51,869   $ 57,885

6.     WORKERS' COMPENSATION:

       Prostaff is self-insured for certain workers' compensation claims and is regulated by the Arkansas Workers' Compensation Insurance Commission (the "Commission"). As a condition to authorization of the self-insurance program in 1991, the Commission required Prostaff to maintain a $750,000 deposit in a depository considered acceptable by the Commission. In 1993, the Commission altered the depository requirement and allowed Prostaff to provide the Commission a $750,000 letter of credit. The letter of credit is guaranteed by stockholders of the Company. As a condition to providing the letter of credit, the bank required Prostaff to maintain as security a $150,000 deposit with the bank. These restricted funds were in certificates of deposit with one year maturities and are reflected with accrued interest as certificates of deposit in the accompanying combined balance sheet at December 31, 1994. In 1995, the bank no longer required the security for the letter of credit. Accordingly, Prostaff reinvested these funds in 1995, and they are reflected as certificates of deposit at December 31, 1995. Prostaff has purchased insurance for individual claims which exceed $200,000, up to a maximum of $2.0 million. Workers' compensation expense totaled $820,569, $728,281, $765,893 and $401,146 for 1993,
1994, 1995 and the nine months ended September 29, 1996, respectively. Unaudited workers' compensation expense for the nine months ended September 30, 1995 was $567,242. Excel and Professional are fully insured for workers' compensation.

7.     EMPLOYEE BENEFIT PLANS:

       The Company adopted a defined contribution benefit plan for its eligible permanent employees, as defined, effective June 1, 1995. This profit sharing plan, which operates pursuant to an Internal Revenue Code section 401(k) arrangement, allows eligible employees to contribute on a tax deferred basis up to 15% of their annual wages, as defined. The Company makes a matching contribution equal to 50% of the employees' contributions up to a maximum of 6% of the respective employees' annual wages. Total matching contributions made by the Company to the plan for 1995 and the nine months ended September 29, 1996 were $12,448 and $16,547, respectively.

                                      (48)

       On September 1, 1995, the Company established a cafeteria plan to offer health, dental, term life, accidental death and disability insurance to its permanent full-time employees. Employees may also obtain coverage for family members by making tax deferred contributions to the plan trust. The health insurance coverage portion of the plan is self-insured by the Company. Pursuant to this self-insurance program, the Company pays for the approved claims costs of eligible participants subject to certain individual and family deductibles and co-payments, as defined. The Company maintains insurance for annual claims per employee in excess of $10,000 and aggregate monthly claims in excess of an amount equal to $75.80 multiplied by the number of personnel enrolled in the plan. Total claims expense for 1995 and the nine months ended September 29, 1996 was $35,550 and $83,562, respectively.

8.     COMMITMENTS:

       The Company has a consulting agreement with the former owner of a temporary personnel service business the Company acquired in March 1995 which provides for monthly minimum payments of $5,250 for 36 months through March 1998. These payments are expensed on a monthly basis as paid. The consulting agreement also includes a covenant not to compete with the Company for a five-year period.

       The Company also has a consulting agreement with an individual which provides for monthly minimum payments of $750, in return for assisting the Company in developing an affirmative action plan, monitoring unemployment control and consulting on other human resource issues.

       The Company has an employment agreement with one member of management that provides for a monthly salary of $6,833 through March 1998. The employment agreement also includes a covenant not to compete with the Company, which extends through March 2000, or for two years after termination.

9.     NONCANCELABLE OPERATING LEASES:

       The Company leases office space under noncancelable operating leases. Annual future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

                                                        Years Ending
                                               December 31,        September 29,
                                                  1995                 1996

       1996                                       $323,397             $      -
       1997                                        264,480              304,634
       1998                                        216,665              239,562
       1999                                        106,499              156,280
       2000                                         63,424               79,677
                                                  $974,465             $780,153

       Rent expense totaled $147,835, $197,243, $258,992 and $251,165 for fiscal years 1993, 1994, 1995 and the nine months ended September 29, 1996, respectively. Unaudited rent expense for the nine months ended September 30, 1995 was $189,315. The Company leases the office facilities of its headquarters from a limited liability corporation ("LLC") owned by a stockholder of the Company. For the fiscal years 1993, 1994, 1995 and the nine months ended September 29, 1996, rent paid to the LLC totaled $61,100, $73,761, $114,180 and $94,275, respectively. Unaudited rent paid to the LLC was $85,152 for the nine months ended September 30, 1995.
                                      (49)

10.    BUSINESS COMBINATION:

       In June 1996, the stockholders of the Company entered into a definitive agreement to merge with StaffMark, Inc. ("StaffMark") in conjunction with StaffMark's anticipated initial public offering. Effective October 2, 1996, StaffMark completed the initial public offering. In conjunction with this merger, certain of the stockholders entered into employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and a covenant not to compete following termination of such person's employment. Prior to this merger, the Company declared a dividend of certain assets to the stockholders consisting of vehicles and the cash surrender value of an officer's life insurance policy, which had an aggregate carrying value of $91,749. In addition, the Company made cash distributions equal to the Company's S Corporation Accumulated Adjustment Account as of the merger date.

       As of September 29, 1996, the Company had advanced $40,703 to StaffMark to fund organizational and other costs related to the merger and StaffMark's initial public offering. On October 2, 1996, all of the Company's borrowings and debt obligations totaling $1,717,477 were repaid using a portion of the proceeds from the completed initial public offering.

11.    PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION (UNAUDITED):

       In conjunction with the merger with StaffMark as discussed in Note 10, the Company changed from an S Corporation to C Corporation for federal and state income tax reporting purposes, which required the Company to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if the Company had been a C Corporation for tax reporting purposes during the twelve months and nine months ended December 31, 1995 and September 29, 1996, respectively.
                                      (50)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Maxwell Companies:

       We have audited the accompanying combined balance sheets of the companies identified in Note 1 to the financial statements ("The Maxwell Companies"), as of December 31, 1994 and 1995 and September 30, 1996, and the related combined statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 and for the nine months ended September 30, 1996. These financial statements are the responsibility of The Maxwell Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Maxwell
Companies as of December 31, 1994 and 1995 and September 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 and for the nine months ended September 30, 1996 in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
October 22, 1996.
                                      (51)

================================================================================
                              THE MAXWELL COMPANIES
================================================================================

                                         COMBINED BALANCE SHEETS

                                                    December 31,   September 30,
                                                  1994         1995         1996
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............   $  556,544   $1,041,373   $  162,562
Restricted cash .........................      138,453      253,171       50,279
Investments .............................      209,505      273,354         --
Accounts receivable, net of allowance for
 doubtful accounts of $75,711, $63,988
 and $122,120, respectively ...........      2,810,176    2,536,603    2,898,083
Prepaid expenses and other ..............       96,669       24,628      153,609
        Total current assets ............    3,811,347    4,129,129    3,264,533
PROPERTY AND EQUIPMENT, net .............      480,594      499,792      337,774
INTANGIBLE ASSETS, net ....................       --           --        294,632
ADVANCE TO STAFFMARK, INC .................       --           --         31,250
                                            $4,291,941   $4,628,921   $3,928,189

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .....................$   167,991   $   169,250   $   333,471
   Payroll and related liabilities ......    653,772       570,444       851,469
   Reserve for workers' compensation
   claims .....                              476,000     1,153,000       912,000
   Current maturities of long-term debt         --            --       1,821,618
   Accrued dividends ..................      197,500       151,000          --
   Other accrued liabilities ..........       20,728        25,462        18,993
           Total current liabilities ..    1,515,991     2,069,156     3,937,551
LONG-TERM DEBT, less current maturities         --            --          77,562
COMMITMENTS AND CONTINGENCIES
   (Notes 8 through 12) STOCKHOLDERS' EQUITY:
   Common stock,  $1.00 par value in 1994,
   1995 and 1996;  authorized  shares of
      110,000  in  1994  and  1995  and
      160,000  in  1996;  shares  issued  and
      outstanding
      of 4,000 in 1994 and 1995 and
      5,000 in 1996                           4,000         4,000         5,000
   Unrealized gain on investments ............ --          43,296          --
   Retained earnings .....................2,771,950     2,512,469       (91,924)
           Total stockholders' equity ....2,775,950     2,559,765       (86,924)
                                        $ 4,291,941   $ 4,628,921   $ 3,928,189

The accompanying notes to combined financial
statements are an integral part of these balance
sheets.
                                      (52)

================================================================================
                              THE MAXWELL COMPANIES
================================================================================

                                     COMBINED STATEMENTS OF INCOME

                                                          Nine Months Ended
                        Years Ended December 31,            September 30,
                     1993        1994         1995        1995         1996
                                                             (Unaudited)

SERVICE REVENUES.$16,324,216  $21,225,866  $23,092,606  $17,154,803 $20,428,988
COST OF SERVICES .11,253,565   16,003,387   17,748,020   13,009,183  15,385,451
Gross profit ..... 5,070,651    5,222,479    5,344,586     4,145,620  5,043,537
OPERATING EXPENSES:
   Selling,
    general and
    administrative.3,582,427    3,820,565    4,296,703    3,233,692   3,815,406
   Depreciation and
   amortization ..... 75,368      107,601      136,135      107,187      98,997
Operating income.. 1,412,856    1,294,313      911,748      804,741   1,129,134
OTHER  INCOME
(EXPENSE):
   Interest income ...14,767       21,645       43,213       35,969      49,493
   Interest expense .(27,678)     (33,849)        --           --       (62,540)
   Other, net ......(104,397)     (18,836)     (35,396)     (35,009)     18,616
Net income ......$ 1,295,548  $ 1,263,273   $  919,565   $  805,701  $1,134,703

PRO FORMA DATA (Unaudited) (Note 15):
   Historical income before income
     taxes .....                            $    919,565             $1,134,703
   Less:  Pro forma provision for
     income taxes                                358,630                442,534
PRO FORMA NET INCOME ....................   $    560,935             $  692,169


The accompanying notes to combined financial
statements are an integral part of these
statements.
                                      (53)

================================================================================
                              THE MAXWELL COMPANIES
================================================================================

                               COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Unrealized
                              Common  Stock  Gain on     Retained
                              Shares  Amount Investments Earnings     Total

BALANCE, December 31, 1992    3,500  $3,500  $ --     $ 1,890,892    $1,894,392
   Net income .............    --      --      --       1,295,548     1,295,548
   Dividends declared .....    --      --      --        (979,383)     (979,383)
BALANCE, December 31, 1993    3,500   3,500    --       2,207,057     2,210,557
   Net income .............    --      --      --       1,263,273     1,263,273
   Issuance of stock ......     500     500    --         --                500
   Dividends declared .....    --      --      --        (698,380)     (698,380)
BALANCE, December 31, 1994    4,000   4,000    --       2,771,950     2,775,950
   Net income .............    --      --      --         919,565       919,565
   Dividends declared .....    --      --      --      (1,179,046)   (1,179,046)
   Net unrealized holding
   gain on
      investments available
      for sale ............    --      --       43,296        --         43,296
BALANCE, December 31, 1995    4,000   4,000     43,296  2,512,469     2,559,765
   Net income .............    --      --         --    1,134,703     1,134,703
   Issuance of stock ......   1,000   1,000       --        --            1,000
   Dividends declared:
      Cash ................    --      --         --   (3,288,223    (3,288,223)
      Investments .........    --      --      (43,296)  (230,058)     (273,354)
      Property ............    --      --         --     (220,815)     (220,815)
BALANCE, September 30, 1996   5,000   $5,000  $   --    $ (91,924)   $  (86,924)


The accompanying notes to combined financial
statements are an integral part of these
statements.
                                      (54)

================================================================================
                              THE MAXWELL COMPANIES
================================================================================

                                   COMBINED STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended
                                   Years Ended December 31,    September 30,
                                1993    1994      1995        1995      1996
                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............  $1,295,548 $1,263,273  $919,565    $805,701 $1,134,703
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation
and
amortization ............... 75,368    107,601    136,135     107,187    98,997
Provision for bad debts .... 77,690    100,615    223,216     223,216    50,056
Loss (gain) on investments  102,536     12,500     (2,146)     --        --
Change in operating assets
and liabilities, net of
effects of acquisition:
Restricted cash ............(65,954)   (72,499)  (114,718)    (34,096)  202,892
Accounts receivable .......(777,846)(1,073,300)    50,357     (77,936) (411,536)
Prepaid expenses
and other ......             26,124    (10,457)    72,041      60,524  (128,981)
Accounts
payable .....                40,808    (74,812)     1,259     (23,898)  158,478
Payroll and related
liabilities ............    525,769     33,483    (83,328)     49,385   281,025
Reserve for workers'
compensation claims .....    --        476,000    677,000     520,250  (241,000)
Other accrued liabilities ...64,574    (43,846)     4,734      27,090      (726)
Net cash provided by
operating
activities .......        1,364,617    718,558  1,884,115   1,657,423 1,143,908
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Sumner-Ray
 Technical Resources, Inc.     --        --        --            --    (168,000)
Capital expenditures ..... (155,150)  (211,595)  (155,333)   (150,435) (135,246)
Purchases of investments . (109,144)   (13,750)  (116,526)   (116,526)     --
Sales of investments .....   --         --         98,119      --          --
 Advance to StaffMark, Inc.  --         --         --          --       (31,250)
  Net cash used in
 investing activities      (264,294)  (225,345)  (173,740)   (266,961) (334,496)

The accompanying notes to combined financial
statements are an integral part of these
statements.
                                      (55)

================================================================================
                              THE MAXWELL COMPANIES
================================================================================

                             COMBINED STATEMENTS OF CASH FLOWS (Continued)

                                                              Nine Months Ended
                              Years Ended December 31,          September 30,
                             1993     1994     1995          1995          1996
                                                                 (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends .    $(813,409) $(666,854)$(1,225,546)$(1,176,956)$(3,439,223)
   Proceeds from (payments on)
      long-term debt .   (46,297)  (336,801)     --          --       1,750,000
   Issuance of stock .      --          500      --          --           1,000
Net cash used in financing
activities              (859,706)(1,003,155) (1,225,546)(1,176,956)  (1,688,223)
NET INCREASE (DECREASE) IN
   CASH AND CASH
   EQUIVALENTS           240,617   (509,942)    484,829    213,506     (878,811)
CASH AND CASH EQUIVALENTS,
   beginning of period   825,869  1,066,486     556,544    556,544    1,041,373
CASH AND CASH EQUIVALENTS,
   end of period      $1,066,486  $ 556,544 $ 1,041,373  $ 770,050    $ 162,562
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
      Interest paid ....$ 27,678  $  23,950 $    --      $  --        $  48,085
      Non-cash transactions:
      Notes payable issued in
        conjunction with
        the purchase of
        Sumner-Ray Technical
        Resources, Inc. $  --     $   --    $   --       $  --        $  149,180
      Distribution of investments
        to stockholders $  --     $   --    $   --       $  --        $  273,354
      Distribution of property
        to stockholders $  --     $   --    $    --      $  --        $  220,815

The accompanying notes to combined financial
statements are an integral part of these
statements.
                                      (56)

================================================================================
                              THE MAXWELL COMPANIES
================================================================================

                                 NOTES TO COMBINED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization--

     The combined financial statements of The Maxwell Companies (the "Company") include the activities of Maxwell Staffing, Inc. ("Staffing"), Maxwell Staffing of Bristow, Inc. ("Bristow"), Maxwell/Healthcare, Inc. ("Healthcare"), Square One Rehab, Inc. ("Square One") and Technical Staffing, Inc. ("Technical"), all of which are incorporated in Oklahoma and have substantially common ownership. All significant intercompany transactions have been eliminated in the accompanying combined financial statements.

       Staffing,  which  was  incorporated  in  1979,  and  Bristow,  which  was
incorporated  in  1993,  both  provide  temporary   personnel  services  in  the
northeastern Oklahoma area to the clerical, industrial and medical fields. Healthcare, which was incorporated in 1989 to provide foreign-trained temporary and permanent physical and occupational therapist services, is licensed to do business in 22 states. Square One, which was incorporated in 1991, provides contract management and physical and occupational therapist services to companies located in the midwestern and southwestern United States. Technical, which was incorporated in 1996, provides permanent and temporary technical personnel services to companies located primarily in Oklahoma.

Interim Financial Statements--

       The accompanying interim combined financial statements and related disclosures for the nine months ended September 30, 1995 have not been audited by independent accountants. However, they have been prepared in conformity with the accounting principles stated in the audited combined financial statements for the three years in the period ended December 31, 1995 and for the nine months ended September 30, 1996, and include all adjustments (which were of a normal, recurring nature) which, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and cash flows for each of the periods presented. The operating results for the interim periods presented are not necessarily indicative of results for the full year.

Use of Estimates--

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in preparing the accompanying combined financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. However, actual results may differ from the estimates and assumptions used in preparing the accompanying combined financial statements.

Revenue Recognition--

       Service revenues are recognized as income at the time services are provided.

Cash and Cash Equivalents--

       For statement of cash flow purposes, the Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash--

       Restricted cash represents funds deposited in an account maintained on behalf of the Company's self-insured health benefits plan. The use of these assets is restricted to the payment of health benefits of the participating employees.
                                      (57)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts Receivable--

       The Company maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying financial statements. Included in accounts receivable in the accompanying combined balance sheets are unbilled amounts of $392,068, $379,163 and $166,429 at December 31, 1994, December 31, 1995 and
September 30, 1996, respectively.

Investment Securities--

       Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this pronouncement, investment securities are to be classified as either trading, available-for-sale or held for investment. Trading securities are recorded at market value, and any gains or losses are recognized in the income statement. Securities available-for-sale are also recorded at market value; however, any unrealized gains or losses are recorded as an adjustment to stockholders' equity. Securities held for investment are recorded at amortized cost, adjusted for necessary valuation allowances.

       Upon adoption of SFAS No. 115 on January 1, 1994, the Company classified its investment securities as available-for-sale. The implementation of this pronouncement did not have a material impact on the accompanying financial statements.

Property and Equipment--

       Property and equipment are recorded at cost and are depreciated or amortized using a method which approximates the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated economic lives or the terms of the lease. The estimated useful lives of the Company's assets, by asset classification, are as follows:


       Office equipment                                          5-7 years
       Computer equipment                                        5-7 years
       Vehicles                                                  5 years
       Building and improvements                                 7-32 years

       Additions that extend the lives of the assets are capitalized while repairs and maintenance costs are expensed as incurred. When property and equipment are retired, the cost of the property and equipment and the related accumulated depreciation or amortization are removed from the balance sheet and any resultant gain or loss is recorded.

Intangible Assets--

       Intangible assets consist primarily of goodwill recorded in conjunction with the acquisition of Sumner-Ray Technical Resources, Inc. ("Sumner-Ray"), as discussed in Note 2, which is being amortized using the straight-line method over 30 years. In the event facts and circumstances indicate that the carrying amount of this goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted net cash flows of the related assets over their remaining lives would be compared to the assets' carrying amounts in measuring whether the assets are recoverable. As of September 30, 1996, the Company's intangible assets were considered to be fully recoverable.
                                      (58)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Workers' Compensation and Health Benefits--

       The Company self-insures certain risks related to workers' compensation and employee health benefits claims. The estimated costs of existing and future claims are accrued as incidents occur based upon historical loss development trends and may be subsequently revised based on developments relating to such claims.

Fair Value of Financial Instruments--

       The Company's financial instruments include cash and cash equivalents, restricted cash, investments and long-term debt. Excluding investments, which are carried at fair market value as discussed in Note 4, management believes that the Company's financial instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

2.     BUSINESS COMBINATIONS:

       On February 23, 1996, the Company acquired certain assets of Sumner-Ray, which is engaged in providing temporary and direct placement of professional and technical personnel in the engineering, drafting and manufacturing fields. The acquisition has been accounted for as a purchase and the results of Sumner-Ray have been included in the accompanying financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets and liabilities acquired.

       Total consideration paid for Sumner-Ray was $336,000. The purchase price included cash of $168,000 and a note to the seller for $168,000, which included an interest component at a stated rate of 8% per year. The note has been discounted using the prescribed rate, and the resulting principal amount of $149,180 is included in the accompanying combined balance sheets. The assets acquired have been recorded at their estimated fair value as of the acquisition date, with the remaining acquisition costs of approximately $300,000 being recorded as goodwill.

       The acquisition of Sumner-Ray did not have a significant impact on the Company's operating results.

3.     PROPERTY AND EQUIPMENT:

       Property and equipment consisted of the following:

                                         December 31,      September 30,
                                     1994         1995        1996

Building and improvements ...   $  483,136            $     502,130$       --
Office equipment ............      346,530      386,411      439,829
Computer equipment ..........      204,268      300,265      361,710
Vehicles ....................       25,105       27,561       27,561
Leasehold improvements ......         --           --         31,089
Land ........................       13,000       13,000         --
                                              1,072,039    1,229,367    860,189
Less accumulated
depreciation and amortization      591,445      729,575      522,415
                                             $  480,594   $  499,792   $337,774

        Depreciation and amortization expense related to property and equipment for the years ended December 31, 1993, 1994 and 1995 totaled $75,368, $107,601 and $136,135, respectively. Depreciation and amortization expense for the nine months ended September 30, 1995 and 1996 totaled $107,187 (unaudited) and $91,449, respectively.
                                      (59)

4.     INVESTMENTS:

       The  Company  has  classified  all  investments  as   available-for-sale.
Accordingly, these investments have been recorded at market value.

       The carrying value and market value of available-for-sale investment securities were as follows:

                                      Gross      Gross       Gross
                                    Amortized  Unrealized   Unrealized    Market
                                      Cost       Gains       Losses        Value

December 31, 1994:
Equity securities ......................$180,826 $    --     $   --     $180,826
United States government
obligations ............................  28,679      --         --       28,679
                                        $209,505 $    --     $   --     $209,505
December 31, 1995:
Equity securities....................   $201,379   $38,551   $   --     $239,930
United States government
obligations .........................     28,679     4,745       --       33,424
                                        $230,058   $43,296   $   --     $273,354

     The United States government obligations held as of December 31, 1994 and 1995 represent only one issue which matures in 2003.

       Losses totaling $102,536 and $12,500 in 1993 and 1994, respectively, were recognized related to one security whose impairment of value was deemed to be other than temporary. There were no sales of securities during 1994. Proceeds from the sale of available-for-sale securities totaled $98,119 for the year ended December 1995, including realization of a gross gain of $2,146. The gain and losses are reflected in other income (expense) in the accompanying combined statements of income and were determined using each security's specifically identified cost.

       All investments were distributed to the stockholders in March 1996. The related unrealized holding gain was removed in connection with this dividend.

5.     INTANGIBLE ASSETS:

        Intangible assets, net of amortization, at September 30, 1996 consisted primarily of the goodwill related to the acquisition of Sumner-Ray, as discussed in Note 2.

        Amortization expense related to intangible assets totaled $7,548 for the nine months ended September 30, 1996.

6.     LONG-TERM DEBT:

       Long-term debt as of September 30, 1996 consisted of a promissory note payable to the previous owner of Sumner-Ray which is due in annual installments of $84,000, including interest at approximately 8%, payable on February 23, 1997 and 1998. The obligation is secured by a lien and security interest in certain assets of the Company. Scheduled principal maturities of this obligation are $71,618 in 1997 and $77,562 in 1998.

       On May 17, 1996, the Company entered into a debt agreement with State Bank & Trust, N.A. which provided for a $1.75 million term loan. The loan is secured by the Company's accounts receivable and guaranteed by the Company's stockholders. Accrued interest is due and payable monthly beginning June 1, 1996 at a rate of 8.25%. The outstanding principal balance plus unpaid accrued interest is due November 1, 1996. The proceeds from this loan were used to partially fund the cash dividend discussed in Note 14.
                                      (60)

7.     INCOME TAXES:

       The Company operates as an S Corporation for federal and state income tax reporting purposes. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements as such taxes are liabilities of the individual stockholders. See Note 15.

       The Company's tax returns are subject to examination by federal and state taxing authorities. If such examinations result in a change to the Company's reported income or loss, the taxable income or loss reported by the individual stockholders could also change.

8.     WORKERS' COMPENSATION:

       Effective July 1, 1994, the Company began self-insuring certain workers' compensation claims in the state of Oklahoma and is regulated by the Oklahoma Workers' Compensation Insurance Commission. The Company has purchased insurance for workers' compensation claims which exceed $250,000. The Company maintains a letter of credit with a bank to cover any potential unpaid claims. At September 30, 1996, this letter of credit was in the amount of $575,000. Workers' compensation expense totaled $485,151, $918,961 and $1,089,901 for the years ended December 31, 1993, 1994 and 1995, respectively. For the nine months ended September 30, 1995 and 1996, workers' compensation expense was $713,749 (unaudited) and $29,722, respectively. The decrease in workers' compensation expense for the nine months ended September 30, 1996 is due to a reduction in the actuarially determined reserves required which was primarily the result of using the Company's own claim development experience versus industry development factors which had been used in previous actuarial valuations.

9.     EMPLOYEE BENEFIT PLANS:

       Prior to 1995, employees participated in a profit sharing plan to which the Company made discretionary contributions. In 1993 and 1994, the Company made contributions totaling $250,000 and $190,000, respectively. The Company elected not to make a contribution in 1995. Effective January 1, 1996, the Company added a defined contribution benefit plan to the existing profit sharing plan. This new plan, which operates pursuant to an Internal Revenue Code Section 401(k) arrangement, allows employees to contribute on a tax deferred basis up to 10% of their annual wages. The Company makes a matching contribution equal to 50% of the employees' contributions up to a maximum of 3% of the respective employees' annual wages. The Company may also contribute additional amounts for profit sharing at its discretion. Total matching contributions to be made by the Company to the plan for the nine months ended September 30, 1996 were $30,578.

       On January 1, 1993, the Company established a self-insured plan to offer health and dental insurance benefits to certain of its employees. Employees may also purchase coverage for family members. Pursuant to this plan, the Company pays for the approved claims costs of eligible participants subject to certain individual and family deductibles and co-payments, as defined. Both the Company and the participants make contributions to the plan based upon premiums which are established by a third party administrator and the Company's benefits committee. The Company maintained insurance for annual claims for individuals which exceeded $10,000, $15,000, $25,000 and $25,000 at December 31, 1993, 1994
and 1995 and September 30, 1996, respectively. Expenses related to this plan for the years ended December 31, 1993, 1994 and 1995 were $190,537, $184,605 and
$188,066, respectively. Expenses related to this plan for the nine months ended September 30, 1995 and 1996 were $191,298 (unaudited) and $180,205, respectively.

10.    RELATED PARTY TRANSACTIONS:

       The Company rents a duplex from certain stockholders which houses foreign-trained physical and occupational therapists. Rent expense related to the duplex amounted to $16,800 for each of the years ended December 31, 1993, 1994 and 1995. Rent expense totaled $12,600 (unaudited) and $13,000 for the nine months ended September 30, 1995 and 1996, respectively. These rent payments are not subject to a formal agreement and, therefore, have not been considered in the disclosure included in Note 12. Effective May 31, 1996, the Company entered into an agreement with certain stockholders to lease the building in which the Company is headquartered for $100,000 a year. Rent expense totaled $33,332 for the nine months ended September 30, 1996.

                                      (61)

11.    COMMITMENTS AND CONTINGENCIES:

       The Company has employment agreements with certain executive officers and management personnel that provide for annual salaries, cost-of-living adjustments and additional compensation in the form of performance based bonuses. Certain agreements include a covenant against competition with the Company, which extends for a period of time after termination. These agreements generally continue until terminated by the employee or the Company.

        One employment agreement provides for the purchase of up to 398 shares of Square One stock from the existing stockholders subject to the satisfaction of certain performance measures of Square One. As of September 30, 1996, Square One's performance had exceeded the threshold required for the employee to purchase 100 shares; however, this option had not been exercised.

        The Company pays dividends to its stockholders in amounts sufficient to cover their estimated tax payments attributable to the respective share of the Company's net income which will be included in their individual tax returns. The Company plans to continue this practice in the future as long as it maintains its S Corporation status. See Note 15.

        The Company is a party to certain lawsuits and claims primarily involving workers' compensation claims and other employee related matters. Management believes, based in part on consultation from legal counsel, that the ultimate outcome of these matters will not have a materially adverse effect on the Company's financial position, liquidity or results of operations.

12.    NONCANCELABLE OPERATING LEASES:

       The Company leases equipment, vehicles and office space as well as apartments for certain foreign-trained therapists under noncancelable operating leases. Annual future minimum payments during each of the next five years required under such leases are as follows:

                                                        Years Ending
                                             December 31,          September 30,

                              1996               $224,093               $181,766
                              1997                 67,545                154,257
                              1998                 52,132                110,311
                              1999                 43,643                 43,643
                              2000                 43,643                 18,971
                                                 $431,056               $508,948

Rent expense totaled $75,472, $123,099 and $134,231 for the years ended December 31, 1993, 1994 and 1995, respectively. Rent expense for the nine months ended September 30, 1995 and 1996 was $69,303 (unaudited) and $111,847, respectively.

13.    SIGNIFICANT CUSTOMERS:

        The Company's sales to customers which individually account for 10% or more of service revenues were as follows:

                                    Nine Months Ended
                                 Years Ended December 31,         September 30,
                                1993       1994       1995       1995       1996
(Unaudited)

Customer 1 ..............        21%        14%        10%        --         --
Customer 2 ..............        --         14%        12%        13%        11%

                                      (62)

14.    BUSINESS COMBINATION:

       In June 1996, the owners of the Company entered into a definitive agreement to merge with StaffMark, Inc. ("StaffMark") in conjunction with StaffMark's initial public offering. Effective October 2, 1996, StaffMark completed the initial public offering. In conjunction with the merger, the Company transferred certain assets to the stockholders consisting of the building in which the Company is headquartered, which had an aggregate carrying value of $220,815 as of April 1996. StaffMark plans to lease the real property distributed, as discussed above, from the owners at $100,000 per year by assuming the lease agreement discussed in Note 10. In addition, the Company made cash distributions equal to the Company's S Corporation Accumulated Adjustment Account as of the merger date. During 1996, the Company distributed cash of approximately $3.3 million, which represented the Company's estimated S Corporation Accumulated Adjustment Account at September 30, 1996.

       In conjunction with this merger, the owners entered into employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and a covenant not to compete following termination of such person's employment.

       As of September 30, 1996, the Company had advanced $31,250 to StaffMark to fund organizational and other costs related to the merger and StaffMark's initial public offering.

       On October 2, 1996, all of the Company's borrowings and debt obligations totaling $1,899,180 were repaid using a portion of the proceeds from the completed initial public offering.

15.    PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION (UNAUDITED):

       In  conjunction  with the planned  merger with  StaffMark as discussed in
Note 14, the Company will change from an S Corporation to C Corporation for federal and state income tax reporting purposes, which will require the Company to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if the Company had been a C Corporation for tax reporting purposes during the twelve months and nine months ended December 31, 1995 and September 30, 1996, respectively.


                                      (63)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To HRA, Inc.:


       We have audited the accompanying balance sheets of HRA, Inc. (the "Company"), a Tennessee corporation, as of September 30, 1995 and 1996, and the related statements of income (loss), stockholders' equity and cash flows for each of the three years ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRA, Inc. as of September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years ended September 30, 1996, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP

Memphis, Tennessee,
October 22, 1996.

                                      (64)

================================================================================
                                    HRA, INC.
================================================================================

                                             BALANCE SHEETS

                                                                 September 30,
                                                               1995         1996

                          ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .......................   $  367,978   $  354,417
    Restricted cash .................................       50,251         --
    Accounts receivable, net of allowance
       for doubtful accounts of $26,000 and $40,000 .    1,998,724    2,944,791
    Advances to StaffMark, Inc. .....................         --         31,250
    Prepaid expenses and other ......................      467,002      756,836
    Income taxes receivable .........................       25,125         --
    Deferred income taxes ...........................      160,000      281,300
            Total current assets ....................    3,069,080    4,368,594

PROPERTY AND EQUIPMENT, net .........................      144,179      258,087
INTANGIBLE ASSETS, net ..............................       37,156    1,001,308
OTHER ASSETS:
    Deferred income taxes ...........................       65,000       55,300
    Other ...........................................       21,071        1,423
            Total other assets ......................       86,071       56,723
                                                        $3,336,486   $5,684,712

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Borrowings under accounts receivable
       financing agreement ......................... $     502,512   $     --
    Line of credit ..................................         --      1,340,000
    Current portion of note payable to Liberty Mutual         --        255,238
    Current portion of deferred compensation
       arrangements .................................       43,699      108,939
    Outstanding checks ..............................      166,761      184,558
    Accounts payable ................................      193,096      164,199
    Payroll and related liabilities .................      621,317      766,417
    Reserve for workers' compensation claims ........    1,390,351    1,224,378
    Income taxes payable ............................         --        443,896
    Accrued expenses ................................      138,416      169,594
            Total current liabilities ...............    3,056,152    4,657,219

DEFERRED COMPENSATION ARRANGEMENTS,
    less current portion ............................      127,332      247,383
NOTE PAYABLE TO A STOCKHOLDER .......................      122,000      116,000
NOTE PAYABLE TO LIBERTY MUTUAL,
    less current portion ............................         --        386,156
COMMITMENTS AND CONTINGENCIES
    (Notes 11, 12 and 15) STOCKHOLDERS' EQUITY:
    Common stock, no par value, 1,000 shares
       authorized, 790 shares issued and
       outstanding ..................................       12,600       12,600
    Retained earnings ...............................       18,402      265,354
            Total stockholders' equity ..............       31,002      277,954
                                                        $3,336,486   $5,684,712

                                 The accompanying  notes are an integral part of
                                     these balance sheets.

                                      (65)

                                               HRA, INC.

                                      STATEMENTS OF INCOME (LOSS)


                                                Fiscal Years
                                    1994            1995            1996

SERVICE REVENUES ............   $ 16,453,375    $ 18,306,542    $ 24,629,470
COST OF SERVICES ............     13,367,561      14,939,279      19,525,952
    Gross profit ............      3,085,814       3,367,263       5,103,518

OPERATING EXPENSES:
    Selling, general and
       administrative .......      2,381,168       3,438,436       4,224,370
    Depreciation and
       amortization .........         45,783          65,691         107,697
    Operating income (loss) .        658,863        (136,864)        771,451

OTHER INCOME (EXPENSE):
    Interest expense ........       (100,828)       (107,364)       (120,126)
    Interest and other, net .         16,466          13,443         245,922
INCOME (LOSS) BEFORE
    PROVISION (BENEFIT) FOR
    INCOME TAXES ............        574,501        (230,785)        897,247
PROVISION (BENEFIT) FOR
    INCOME TAXES ............        221,100         (84,160)        353,006
            Net income (loss)   $    353,401    $   (146,625)   $    544,241

                                 The accompanying  notes are an integral part of
                                  these financial statements.
                                      (66)

                                               HRA, INC.

                                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Retained
                                        Common Stock          Earnings
                                    Shares      Amount    (Deficit)     Total

BALANCE, September 30, 1993          500   $   1,000   $(188,374)   $(187,374)

    Issuance of Common Stock         290      11,600        --         11,600
    Net income .............        --          --       353,401      353,401

BALANCE, September 30, 1994          790      12,600     165,027      177,627

    Net loss ...............        --          --      (146,625)    (146,625)

BALANCE, September 30, 1995          790      12,600      18,402       31,002

    Dividends ..............        --          --      (297,289)    (297,289)
    Net income .............        --          --       544,241      544,241

BALANCE, September 30, 1996           90   $  12,600   $ 265,354    $ 277,954

                                 The accompanying  notes are an integral part of
                                  these financial statements.

                                      (67)

                                               HRA, INC.

                                        STATEMENTS OF CASH FLOWS


                                                      Fiscal Years
                                                1994         1995        1996


CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss) ............................$ 353,401    $(146,625) $ 544,241
Adjustments to reconcile
net income to net cash
   provided by operating activities:
   Depreciation and amortization .............   45,783      65,691     107,697
   Provision (recovery) for
   bad debts, net ............................    4,498       2,041      (5,578)
   Change in deferred income taxes ...........  (10,200)   (112,200)   (111,600)
   Change in operating assets
   and liabilities:
      Accounts receivable .................... (421,143)   (316,713)   (940,489)
      Prepaid expenses and other .............    2,531    (454,386)   (289,834)
      Income taxes receivable ................     --       (25,125)     25,125
      Other assets ...........................       17     (20,671)     19,648
      Outstanding checks .....................     --       166,761      17,797
      Accounts payable .......................   51,940      49,190     (34,153)
      Payroll and related liabilities ........  (30,697)    128,284     145,100
      Reserve for workers' compensation claims  (68,655)    914,639     500,421
      Income taxes payable ...................  192,487    (228,217)    443,896
      Accrued expenses .......................  (21,755)     66,332       6,178
           Net cash provided by
                operating activities .........   98,207      89,001     428,449

CASH FLOWS FROM INVESTING
   ACTIVITIES:
Capital expenditures ...............            (40,096)   (135,765)   (177,713)
Advances to StaffMark, Inc. ........               --          --       (31,250)
Other ..............................               --       (16,000)       --
Payment for purchase acquisition ...               --          --      (863,151)
           Net cash used in
                investing activities            (40,096)   (151,765) (1,072,114)

                                 The accompanying  notes are an integral part of
                                  these financial statements.

                                      (68)

                                               HRA, INC.

                                  STATEMENTS OF CASH FLOWS (Continued)


                                                       Fiscal Years
                                               1994         1995        1996

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Net (increase) decrease in
   restricted cash ..................   $ (60,083)   $   9,832      $  50,251
   Increase in deferred
   compensation arrangements ........      21,559         --          135,596
   Payments on deferred
   compensation arrangements .........       --        (24,691)       (89,942)
   Net borrowings (payments)
   under an accounts
       receivable financing agreement     100,830      (98,318)      (502,512)
   Net borrowings under a
   revolving line of credit ..........       --           --        1,340,000
   Principal payments on note
   payable to a stockholder ..........       --        (33,295)        (6,000)
   Dividends ........................        --           --         (297,289)
   Proceeds from issuance of
   common stock ......................     11,600         --             --
   Other ............................      (5,749)        --             --
           Net cash provided by
               (used in) financing
               activities ...........      68,157     (146,472)       630,104
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS ........     126,268     (209,236)       (13,561)
CASH AND CASH EQUIVALENTS,
   beginning of period ..............     450,946      577,214        367,978
CASH AND CASH EQUIVALENTS,
   end of period ....................   $ 577,214    $ 367,978    $   354,417
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
   Interest paid ....................   $  77,737    $ 106,467    $   116,161
   Taxes paid .......................   $  41,813    $ 267,622    $    18,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During fiscal year 1995, the Company incurred a liability totaling $41,000 for the purchase of a consulting and noncompete agreement.

During  fiscal  year  1996,  the  Company   recorded  a  deferred   compensation
arrangement liability for the purchase of a noncompete agreement with a former stockholder totaling $139,637.

During fiscal year 1996, the Company settled a dispute with its former workers' compensation insurance carrier for $641,394. The anticipated settlement amount had been recorded in previous periods in the Reserve for Workers' Compensation and was reclassified in fiscal year 1996 to Note Payable to Liberty Mutual (Note
7).

                                 The accompanying  notes are an integral part of
                                  these financial statements.
                                      (69)

                                    HRA, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization--

       HRA, Inc. (the "Company") was incorporated on November 20, 1991, in the state of Tennessee and provides temporary personnel services throughout central Tennessee and direct placement services primarily in the Nashville, Tennessee area. Headquartered in Nashville, Tennessee, the Company does business under the name of Human Resources and operates staffing offices in the following Tennessee locations: Clarksville, Columbia, Franklin, Gallatin, Lebanon, Lewisburg, Murfreesboro, Nashville, Pulaski, Portland, Smyrna, Springfield and Tullahoma.

       The majority of the Company's sales are derived from customers within a 100-mile radius of Nashville, Tennessee. The Company extends trade credit to its customers which are represented by various industries. There are no individual customers that account for more than 10% of service revenues in any of the fiscal years presented.

Fiscal Periods--

     The Company's fiscal year ends on September 30. The fiscal years 1994, 1995 and 1996 each included 52 weeks.

Use of Estimates--

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

Revenue Recognition--

       Service revenues are recognized as income at the time staffing services are provided.

Cash and Cash Equivalents--

       For statement of cash flow purposes, the Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.

       At September 30, 1994 and 1995, the Company had set aside cash reserves of $60,083 and $50,251 as collateral on accounts receivable financed with recourse (Note 5).

Accounts Receivable--

       The Company maintains allowances for potential losses which management believes are adequate to absorb losses related to the realization of the amounts recorded in the accompanying balance sheets.
                                      (70)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and Equipment--

       Property and equipment are recorded at cost and are depreciated on accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic lives or the terms of the lease. Estimates of useful lives by asset classification are as follows:

Office equipment ........................................              5-7 years
Computer equipment ......................................              5 years
Computer software .......................................              5 years
Leasehold improvements ..................................              5 years

       Expenditures for renewals and betterments are capitalized, while repairs and maintenance costs are expensed as incurred.

Intangible Assets--

       The Company amortizes its intangible assets over the lives of the respective arrangements (Note 4). The Company regularly evaluates whether events and circumstances have occurred which may indicate the carrying amount of intangible assets may warrant revision or may not be recoverable. When factors indicate that certain intangible assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related assets over their remaining lives in measuring whether the assets are recoverable. As of September 30, 1996, the Company's intangible assets were considered fully recoverable.

Self-Insurance Reserves--

       During fiscal year 1995, the Company began self-insuring certain risks related to workers' compensation claims. Additionally, during each of the fiscal years ended September 30, the Company was substantially self-insured for employee health care costs. The estimated costs of existing and future claims related to workers' compensation claims and employee health care are accrued as incidents occur. These accruals are based upon historical loss development trends and may be subsequently revised based on developments relating to such claims. The Company engages, from time-to-time, the services of a third party actuary to assist with the development of cost estimates for workers' compensation claims.

Income Taxes--

       Deferred income taxes are provided for the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

Fair Value of Financial Instruments--

       The Company's financial instruments principally represent cash and cash equivalents, a note payable to a stockholder and bank borrowing arrangements secured by accounts receivable. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. The carrying value of the note payable to a stockholder and the Company's borrowing arrangements secured by accounts receivable, including the Company's line of credit, approximate fair value based upon management's assessment of interest rates currently available to the Company.
                                      (71)

2.     BUSINESS COMBINATION:

       On July 11, 1996, the Company completed the purchase of the assets and intellectual property of Dorothy Johnson's Career Consultants, Inc. ("Career Consultants") for a cash payment of $850,000. Career Consultants provides direct placement services on a fee basis to companies primarily in the Nashville, Tennessee area. In addition, the Company entered into a non-compete agreement with the principal stockholder of Career Consultants. The purchase was financed with borrowings under the Company's line of credit (Note 6), which was extended in contemplation of this transaction.

       Since the acquisition of Career Consultants was accounted for as a purchase, the Company recorded Career Consultant's assets and liabilities at their estimated fair market values at the date of the acquisition. Results of operations of Career Consultants are included in the accompanying financial statements subsequent to July 11, 1996. Of the total consideration paid for Career Consultants, $70,000 was associated with a noncompete agreement with the remaining purchase price in excess of the estimated fair market value of the net assets acquired of approximately $769,000 being recorded as goodwill. In connection with the purchase of Career Consultants, the Company incurred certain legal and other costs of approximately $13,000.

       The following unaudited pro forma combined results for fiscal years 1995 and 1996 give effect to the acquisition of Career Consultants as if it had occurred at the beginning of those periods. This pro forma information does not necessarily represent what the results would have been had the acquisition actually occurred at the beginning of each period presented.

                                                         1995            1996

Revenue ......................................      $19,243,686      $25,906,321
Income (loss) before taxes ...................         (249,334)         894,097
Net income (loss) ............................         (158,410)         542,876


3.     PROPERTY AND EQUIPMENT:

       Components of property and equipment are as follows:

                                                     1995       1996

Office equipment .............................   $ 65,237   $134,387
Computer equipment ...........................    141,200    173,192
Computer software ............................     76,715    139,179
Leasehold improvements .......................     17,569     42,474
                                                  300,721    489,232
Less accumulated depreciation and amortization    156,542    231,145
                                                 $144,179   $258,087

       Depreciation and amortization expense related to property and equipment totaled $45,783, $61,847 and $74,603 for fiscal years 1994, 1995 and 1996, respectively.

                                      (72)

4.     INTANGIBLE ASSETS:

       During fiscal year 1995, the Company entered into a Consulting and Noncompetition Agreement with an individual operating a temporary personnel agency in Lebanon, Tennessee. The agreement, as amended, called for an initial payment of $41,000 and contingent consideration of up to $67,000, based upon certain performance events. Contingent consideration payments during fiscal years 1995 and 1996 totaled approximately $1,700 and $6,600, respectively. The Company is amortizing this arrangement over the 48 month term of the agreement.

                              Amortization Methods
                              1995             1996                 and Periods


Consulting and
noncompetition agreements ....$41,000     $1      Straight line over 4 & 5 years
Noncompete agreement with a
former stockholder
(see Note 11) .....................--   139,637   Straight line
over 10 years
Goodwill (Note 2) .................--   769,202   Straight line over 30 years
Other (Note 2) ....................--    18,407   Straight line over 5 years
                               41,000 1,038,286
Less accumulated
amortization ...................3,844    36,938
                              $37,156 $1,001,308

       Amortization expense totaled $3,844 and $33,094 in fiscal years 1995 and 1996, respectively.

5.     BORROWINGS UNDER ACCOUNTS RECEIVABLE FINANCING ARRANGEMENT:

       During fiscal year 1994, the Company entered into a "Purchase of Accounts" agreement with SouthTrust Bank (the "Bank") whereby the Bank agreed to purchase up to $750,000 of the Company's trade accounts receivable on a revolving basis. The agreement gave the Company the option to repurchase these receivables from the Bank at any time and gave the Bank full recourse to the Company for any accounts receivable which were not collected. Accordingly, this arrangement has been reflected as a financing transaction in the accompanying financial statements.

       As of September 30, 1995, the receivables financed pursuant to this agreement totaled $502,512. The agreement required the Company to pay a service charge equal to 1.50% of the face amount of each account financed by the Bank. Service charges were $7,538 for fiscal year 1995 and have been reflected in interest expense in the accompanying statements of income (loss). In addition, the Company was required to maintain a cash reserve account at the Bank in an amount equal to at least 10% of the receivables financed and meet certain other restrictive covenants.

6.     LINE OF CREDIT:

       In November 1995, the Company replaced its "Purchase of Accounts" bank agreement (Note 5) with a revolving line of credit with the same bank. Under the revolving line of credit, the Company may borrow an amount equal to 80% of its outstanding Eligible Accounts Receivable, as defined, not to exceed an aggregate borrowing of $1,500,000.

       Borrowings are collateralized by the Company's accounts receivable and are guaranteed by the Company's stockholders. Interest is payable monthly on outstanding borrowings at the Bank's base rate plus 1.25% (weighted average rate of 8.55% during fiscal year 1996). Under the terms of the line of credit agreement, the Company has certain dividend restrictions and is required, among other things, to maintain certain financial ratios. The Company is in compliance with or has received waivers through maturity for all covenants of this line of credit as of September 30, 1996.
                                      (73)

       As of September 30, 1996, the Company had borrowed $1,340,000 under this line of credit and principally used the proceeds to fund the acquisition of Career Consultants (Note 2).

       As discussed in Note 2, the line of credit was extended on July 11, 1996. The extension agreement allows the Company to borrow an amount equal to 85% of its outstanding Eligible Accounts Receivable, as defined, not to exceed an aggregate borrowing of $2,000,000, and also extends the maturity date from November 20, 1996 to January 20, 1997. An additional provision requires that $160,000 of the amount available under the line be held in reserve until certain indebtedness of the Company is paid in full or is subordinated to the security interest of the Bank.

7.     NOTE PAYABLE TO LIBERTY MUTUAL:

       On September 27, 1996, the Company settled a lawsuit with its former workers' compensation insurance carrier, in which the Company had disputed the amount of insurance premiums owed for fiscal years 1993 and 1994 and a portion of fiscal year 1995. The settlement totaled $641,394 and calls for the Company to make an initial payment of $100,000, with the balance due in 36 monthly installments of $16,470, including interest at 6%. The note may be prepaid in whole or in part at any time without penalty. In the event that the Company elects to prepay the note, the Company will be entitled to a 10% discount of the present value of the balance outstanding at prepayment date. The Company had provided for these disputed amounts in the fiscal years in which they arose. Annual maturities pursuant to this note are as follows:

                                                 1997                   $255,238
                                                 1998                    179,353
                                                 1999                    190,415
                                                 2000                     16,388
                                                                        $641,394

8.     NOTE PAYABLE TO A STOCKHOLDER:

       As of September 30, 1995 and 1996, the Company had a note payable to a former stockholder for $122,000 and $116,000, respectively. The note was due on demand and bore interest at 8.75%. The note was secured by the Company's accounts receivable not previously pledged. For the years ended September 30, 1994, 1995 and 1996, interest expense on this note totaled $18,636, $12,100 and $11,310, respectively.

       In connection with the purchase of this stockholder's common stock in the Company by two of the remaining stockholders (Note 11), this note was amended whereby, beginning in December 1995, interest payments will be made monthly at a rate of 9.75%. The note is unsecured and requires principal payments beginning in December 1997.

       As of September 30, 1996, the Company owed $116,000 pursuant to this amended note agreement. Annual maturities pursuant to this note are as follows:



                                                   1997                 $   --
                                                   1998                   35,753
                                                   1999                   57,917
                                                   2000                   20,301
Thereafter                                                                 2,029
                                                                        $116,000

                                      (74)

9.     INCOME TAXES:

       Components of the provision for income taxes were as follows:


                                     1994              1995              1996
Current:
   Federal ...............        $ 194,600         $  10,180         $ 391,206
   State .................           36,700             4,100            73,400
Deferred .................          (10,200)          (98,440)         (111,600)
                                  $ 221,100         $ (84,160)        $ 353,006


       A reconciliation of taxes at the statutory federal income tax rate to the Company's effective income tax rate for the years ended September 30 follows:

                                  1994         1995         1996

Taxes at statutory U.S. .....
   income tax rate ..........   $ 201,075    $ (80,775)   $ 305,064
Increase (decrease) resulting
   from:
Tax penalties ...............         846         --           --
State income taxes, net of
   federal benefit ..........      23,855        2,666       45,837
Effect of graduated federal
   income tax rate ..........      (7,672)      (9,933)      (5,150)
Meals and entertainment
   and other ................       2,996        3,882        7,255
                                $ 221,100    $ (84,160)   $ 353,006

       Deferred income taxes result from differences in the timing of recognition of revenues and expenses for financial reporting and income tax purposes. The components of the Company's net deferred income tax assets are as follows:


                                                            1995          1996

Compensation arrangements ..........................      $ 65,000      $ 87,800
Vacation and workers' compensation reserves ........       160,000       238,700
Other ..............................................          --          10,100
                                                          $225,000      $336,600


       The deferred income tax assets recorded in the accompanying balance sheets represent potential future income tax benefits. These future income tax benefits are expected to be realized through the reduction of income taxes otherwise payable when reversals of temporary differences occur between the financial reporting and income tax basis of the Company's assets and liabilities.
                                      (75)

10.    WORKERS' COMPENSATION:

       During fiscal year 1995, the Company began self-insuring certain risks related to workers' compensation claims and is regulated by the Workers' Compensation Insurance Commission in the state of Tennessee. The Company has purchased insurance for claims which exceed $250,000 per employee. To satisfy unpaid claims, the Company deposits amounts with a third party administrator. At the Company's option, it may withdraw its deposits upon notification to its third party administrator. Included in prepaids and other in the accompanying balance sheets are deposits to fund workers' compensation claims totaling $451,617 and $722,000 as of September 30, 1995 and 1996, respectively. Workers' compensation expense totaled $664,468 and $1,270,271 and $1,306,212 for fiscal years 1994, 1995 and 1996, respectively.

11.    RELATED PARTY TRANSACTIONS:

Stockholder Transaction--

       During November 1995, two of the Company's stockholders purchased from another stockholder his entire common stock interest in the Company (approximately 32%). In conjunction with this transaction, the Company acted as guarantor on the notes payable issued by the acquiring stockholders for the stock in the amount of $150,000. Separately, the Company entered into a severance arrangement and noncompete agreement through November 2003 with this former stockholder (Note 12).

Dividend Distributions to Stockholders--

       In conjunction with the stockholder transaction described above and other matters, the Company advanced via dividend distributions, $250,000 to two of its stockholders during November 1995.

       The Company has paid $47,289 for consulting and other professional services related to the Company's participation in the merger transaction discussed in Note 16. These costs are to be borne by the stockholders of the Company, and have been reflected as dividends to stockholders in the accompanying statement of stockholders' equity as of September 30, 1996.

Other--

       In November 1995, the Company settled a controversy concerning an option held by certain parties to acquire 30% of the common stock of the Company. Pursuant to the Settlement Agreement and Release, the rights under the option were transferred to two of the Company's existing stockholders for $90,000, which was paid by the Company. This payment was expensed in fiscal year 1996.

       Included in general and administrative expenses are advisor and/or director fees paid or payable to the stockholders of the Company totaling $69,000 and $94,000 for the years ended September 30, 1994 and 1995. No such fees were accruable for the year ended September 30, 1996.

12.    COMMITMENTS AND CONTINGENCIES:

       The  Company  has  deferred   compensation   arrangements   with  various
consultants and/or employees of the Company, some of which are no longer providing services to the Company.

       In November 1991, the Company entered into an arrangement with a consultant for services rendered in connection with the formation of the Company. The arrangement called for weekly payments of $1,000 for 312 weeks. The Company expensed the discounted value of the obligation in fiscal year 1992 and reflected a deferred compensation liability at that time. In fiscal year 1994, the Company discontinued payments under this arrangement. In December 1994, the consultant and the Company entered into an arbitration agreement and the Company has resumed its payments under this agreement.
                                      (76)

       On November 28, 1995, the Company entered into severance and noncompete agreements with a former stockholder in connection with the purchase of such stockholder's common stock in the Company by two of the remaining stockholders (Note 11). Pursuant to these agreements, the Company was to pay the former stockholder, beginning on December 15, 1995, as follows:

* $30,000 as bonus for fiscal year 1995 to be paid in $2,500 monthly installments.
* $150,000 as a severance arrangement to be paid in monthly installments of $5,690 through November 15, 1996, $5,647 through November 15, 1997 and $1,163 through November 15, 1998.
* $236,518 as a noncompete agreement to be paid in graduating monthly payments through November 15, 2003.

       With respect to these arrangements, the Company expensed the bonus payment in fiscal year 1995. The discounted value of the severance agreement (8.75% discount rate) was expensed in fiscal year 1996, with a related liability established in the accompanying balance sheets. The discounted value of the noncompete agreement (8.75% discount rate) was recorded as an intangible asset (Note 4) and a related liability was established in the accompanying balance sheets.

       The following summarizes the Company's obligations under these deferred compensation arrangements:

                                                  1995        1996

Consulting arrangement .......................   $171,031   $127,332
Severance agreement with a former stockholder        --       87,015
Noncompete agreement with a former stockholder       --      141,975
                                                  171,031    356,322
Less current portion .........................     43,699    108,939
                                                 $127,332   $247,383

       Annual maturities pursuant to these deferred compensation arrangements are as follows:

                                                   1997                  111,955
                                                   1998                   61,079
                                                   1999                   35,402
                                                   2000                    5,911
                                                   2001                     --
Thereafter                                                               141,975
                                                                        $356,322

13.    NONCANCELABLE OPERATING LEASES:

       The Company leases office locations and certain equipment under noncancelable operating lease agreements expiring at various times through June 30, 1998. Future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year at September 30, 1996, are as follows:



                                                 1997                   $184,904
                                                 1998                    105,265
                                                 1999                     94,276
                                                 2000                     96,825
                                                 2001                    113,594
                                                                        $594,862

     Rent expense totaled $143,430, $194,096 and $228,686 for fiscal years 1994, 1995 and 1996, respectively.
                                      (77)

14.    SAVINGS AND RETIREMENT PLAN:

       During fiscal year 1995, the Company made available to all permanent employees with one year of service a savings and retirement plan. The plan, at the Company's option, may be terminated at any time and allows participants to defer a portion of their after tax salary and receive a matching employer contribution of up to 2% of the participants' annual salary based on years of service. Matching contributions are made in January of the following fiscal year for participants who remain employed by the Company. Matching contributions of approximately $8,000 and $7,600 were made during fiscal years 1995 and 1996, respectively. The plan also allows the Company to contribute additional amounts at the discretion of management. Any such amounts contributed are to be allocated equally among all eligible participants. Management authorized discretionary contributions of $24,000 and $7,800 for fiscal years 1995 and 1996, respectively. Contributions deposited into the plan are held by an unrelated third party and are registered in the name of the participants.

15.    LITIGATION:

       In April 1996, the Company settled a dispute with a professional firm that had previously represented them in certain actions related to workers' compensation insurance and received cash of approximately $245,000, which is included in other income for the fiscal year ending September 30, 1996.

       The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these proceedings will not materially adversely affect the financial position or results of operations of the Company.

16.    PENDING BUSINESS COMBINATION:

       In June 1996, the owners of the Company entered into a definitive agreement to merge with StaffMark, Inc. ("StaffMark") in conjunction with StaffMark's anticipated initial public offering. Effective October 2, 1996, StaffMark completed the initial public offering. In conjunction with this merger, the owners will enter into employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and a covenant not to compete following termination of such person's employment. Prior to or coincident with this proposed merger, the Company's leased automobiles will be transferred to the respective stockholders.

       The Company advanced $31,250 to StaffMark as an advance to fund organizational and other costs related to the merger and StaffMark's initial public offering.

       Subsequent to fiscal year 1996, using a portion of the proceeds from the completed initial public offering described above, the Company repaid $1,340,000 borrowed under its line of credit (Note 6) and retired certain other obligations outstanding to a former stockholder of approximately $489,000 (Notes 8, 11 and 12).

17.    SUBSEQUENT EVENT:

       In November 1996, two of the principal stockholders of the Company remitted $109,000 to the Company representing dividends previously distributed as described in Note 11.

                                      (78)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To First Choice Staffing, Inc.:

       We have audited the accompanying balance sheets of First Choice Staffing, Inc. (a South Carolina corporation) as of December 31, 1994 and 1995, and September 29, 1996, and the related statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1995, and the nine-month period ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures to the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Choice Staffing, Inc. as of December 31, 1994 and 1995, and September 29, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1995, and the nine-month period ended September 29, 1996, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
October 22, 1996.

                                      (79)

                                                  FIRST CHOICE STAFFING, INC.



                                                         BALANCE SHEETS


                                                Fiscal Years September 29,
                                              ----------------------------------
                                                 1994       1995        1996
                                             ---------------------- ------------
                              ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ........         194,111      268,440      174,946
    Accounts receivable, net ............    1,078,340    1,145,532    1,835,493
    Prepaid expenses and other .....  ...       71,100       72,171       31,467
                                              --------   ----------    ---------
            Total current assets ........    1,343,551    1,486,143    2,041,906

PROPERTY AND EQUIPMENT, net .... ........      196,110      327,240      348,628

OTHER ASSETS:
    Investment in captive
insurance pool ..............................  36,000       36,000       36,000
    Advance to StaffMark, Inc. ..........        --         31,801         --

    Other ...............................        --           --         727,194

                                             ----------   ----------   ---------
Total other assets ......................      36,000       36,000       794,995
                                             ----------   ----------   ---------
                                           $1,575,661   $1,849,383    $3,185,529

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit ...........                    --         200,000     225,000


    Accounts payable .....................     21,326       65,608        99,853
    Accrued workers' compensation ........     92,347       46,359        27,083
    Payroll and related benefits ..........   630,555      534,047       510,688
    Other accrued expenses ................     7,000        5,735

    Current maturities of long-term debt ....     --          --       1,488,754

    Note payable to stockholder ........      250,000      180,000
                                             ---------    ----------   ---------
    Total current liabilities ............  1,001,228     1,031,749    2,351,378

LONG-TERM DEBT, less current maturities        --            --          500,000

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 8 and 9)

STOCKHOLDERS' EQUITY:
    Common stock, $1 par value,
    100,000 shares .......                     10,000        10,000       10,000
    authorized, 10,000 shares issued and
    outstanding Retained earnings ........... 564,433       807,634      324,151
                                              -------       -------      -------
    Total stockholders' equity ........       574,433       817,634      334,151

                                           $1,575,661    $1,849,383   $3,185,529


                               The accompanying notes to financial statements are an integral part of these balance sheets.

                                      (80)

                                        FIRST CHOICE STAFFING, INC.



                                            STATEMENTS OF INCOME



                                                        Nine Months Ended
                                                  ---------------------------
                           Fiscal Years           September 24,   September 29,
                    1993      1994       1995         1995            1996
                                                  (Unaudited)
SERVICE REVENUES$10,807,801 13,007,484 $ 13,703,404    9,956,709    $ 12,695,551

COST OF SERVICES  8,825,086 10,573,111   11,149,085     8,105,090     10,186,083
--------------------------------------------------------------------------------

Gross profit      1,982,715  2,434,373    2,554,319     1,851,619      2,509,468

OPERATING EXPENSES:
Selling, general
and administrative
                 1,361,834   2,485,029    2,258,780     1,605,478      1,780,660
Depreciation and
amortization
                    34,570      34,357       32,923        24,693         79,068
--------------------------------------------------------------------------------

Operating income (loss)
                   586,311     (85,013)     262,616       221,448        649,740
OTHER INCOME (EXPENSE):
Interest expense
                       (71)    (26,109)     (19,415)      (15,717)      (33,416)
Other, net
                    (2,427)      2,256         --           --           (1,053)
--------------------------------------------------------------------------------

INCOME (LOSS)
BEFORE PROVISION
                    583,813   (108,866)     243,201       205,731        615,271
    (BENEFIT) FOR INCOME TAXES

PROVISION (BENEFIT) FOR INCOME TAXES
                    232,787   (168,251)        --           --             --
                 ----------- ------------ ------------ ------------ ------------

NET
INCOME           $  351,026  $  59,385   $  243,201    $  205,731    $   615,271

              ============ ============  ============  ============ ============

PRO FORMA DATA (Unaudited) (Note 10):
Historical Income before income
taxes ....................               $  243,201                  $   615,271
Less pro forma provision for income
taxes .........................              94,848                      239,956

PRO FORMA NET INCOME .......             $  148,353                  $   375,315



                               The  accompanying  notes to financial  statements
                                 are an integral part of these statements.

                                      (81)

                                        FIRST CHOICE STAFFING, INC.


                                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock
                                     ------------------   Retained
                                  Shares       Amount     Earnings      Total
                                  --------  ----------    ---------   ---------

BALANCE, December 31, 1992 ...   10,000   $    10,000    $154,022   $   164,022

    Net income
                                   --            --       351,026       351,026
                                          -----------    --------   -----------

BALANCE, December  31, 1993
                                 10,000        10,000     505,048       515,048

    Net income
                                   --            --        59,385        59,385
                                          -----------    --------   -----------

BALANCE, December  31, 1994
                                 10,000        10,000     564,433       574,433

    Net income
                                   --            --       243,201       243,201
                                          -----------    --------   -----------

BALANCE, December 31, 1995
                                 10,000        10,000     807,634       817,634

    Net income
                                   --            --       615,271       615,271
    Distributions
                                                 --          --      (1,098,754)
                                          -----------    --------   -----------

BALANCE, September 29, 1996 ..   10,000   $    10,000    $324,151   $   334,151
                              ===========  ===========    ========   ===========



                               The  accompanying  notes to financial  statements
                                 are an integral part of these statements.

                                      (82)

                                        FIRST CHOICE STAFFING, INC.



                                          STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                       -------------------------
                                 Fiscal Years           September     September
                                                           24,           29,
                          ---------------------------
                          1993       1994        1995      1995          1996
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net ......           $ 351,026    $  59,385    $ 243,201  $ 205,731   $ 615,271
income
Adjustments to
reconcile net
income to net
cash provided by
   (used in) operating
   activities:
   Depreciation and
   amortization .....   34,570       34,357       32,923     24,693      79,068
   Loss on sale
 of equipment
                         --           --            --         --         1,053
   Deferred income taxes
                        (3,908)      11,256         --         --           --
   Change in
operating
   assets and
liabilities:
      Accounts
receivable, net
                      (311,121)    (149,482)     (67,192)   (67,512)   (689,961)
      Prepaid expenses
and other
                       (32,022)     (15,485)      (1,071)    42,486      40,704
       Other assets
                      (158,104)        --          --         --       (735,406)
       Accounts
       payable          12,587       (2,923)      44,282     46,555      34,245
       Accrued workers'
       compensation     68,247       10,867      (45,988)  (132,269)    (19,276)
       Payroll and
 related liabilities   189,670      259,929      (96,508)    (3,820)    (23,359)
      Accrued
      income taxes      54,275     (153,072)       --          --         --
      Other
      accrued expenses   3,158       (9,256)      (1,265)    (7,000)     (5,735)

Net cash
provided
by (used in)
operating
activities .........   208,378       45,576      108,382    108,864    (703,396)
                      ---------    ---------    ---------  ---------   ---------

CASH
FLOWS
FROM
INVESTING
ACTIVITIES:
Capital
expenditures           (53,582)    (120,441)   (164,053)   (150,833)    (93,297)
Advance to
StaffMark, Inc. .....     --           --          --        --         (31,801)
                       --------    ---------   --------   ----------  ----------
Net cash used
in investing
activities             (53,582)    (120,441)   (164,053)   (150,833)   (125,098)
                       --------    ---------   --------   ----------  ----------


CASH FLOWS
FROM FINANCING
ACTIVITIES:
Distributions
                          --           --          --          --    (1,098,754)
Proceeds from
(payments on)
line of credit
                      (191,038)        --        200,000       --        25,000
Proceeds from
issuance of
long-term debt
                         --            --          --          --      1,988,754
Proceeds from note
payable to stockholder
                         9,349      250,000        --          --          --
Payments on note
payable to stockholder
                         --          (9,349)    (70,000)     (70,000)  (180,000)
                       --------    ---------    --------   ---------- ----------
Net
cash
provided
by (used in)
financing
activities ........... (181,689)     240,651      130,000    (70,000)    735,000
                      ---------    ---------    ---------    -------    --------

NET
INCREASE
(DECREASE)
IN CASH
AND CASH
EQUIVALENTS             (26,893)     165,786       74,329   (111,969)   (93,494)

CASH AND CASH
EQUIVALENTS,
beginning
of period                55,218      28,325       194,111    194,111    268,440

AND CASH
EQUIVALENTS,
end of period          $ 28,325    $194,111     $ 268,440   $ 82,142  $ 174,946

SUPPLEMENTAL
DISCLOSURES
OF CASH FLOW
INFORMATION:
Interest paid           $    71    $  26,109     $ 19,415   $  6,285  $  19,502


Taxes
paid
(refunded) .............$189,769   $ (26,393)    $  --       $  --      $  --


                               The  accompanying  notes to financial  statements
                                 are an integral part of these statements.

                                      (83)

================================================================================
                                        FIRST CHOICE STAFFING, INC.
================================================================================

                                       NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Organization--

       First Choice Staffing, Inc. (the "Company"), a South Carolina corporation, provides temporary personnel services primarily for industrial and clerical needs in the greater Charlotte, North Carolina, metropolitan region.
The  business  was  initially  founded  and  incorporated  in 1986 as a  Dunhill
Temporary Systems franchise. In 1989, the founders bought out the Dunhill franchise contract and formed First Choice Temporary Staffing, Inc. In 1993, the Company changed its name to First Choice Staffing, Inc.

Reorganization--

       Prior to reorganization on April 1, 1994, the Company was a wholly owned subsidiary of Gregory Personnel, Inc. ("Gregory Personnel"). Gregory Personnel was formed as a holding company in connection with the acquisition by one 50% stockholder of the other 50% stockholder's interest in the Company in 1990. Gregory Personnel had no operations and had assets consisting primarily of a noncompete agreement arising from the acquisition of the former 50% stockholder's interest in the Company. The noncompete agreement was amortized over three years. On April 1, 1994, Gregory Personnel was merged downstream with the Company, leaving the Company as the surviving entity.

Basis of Presentation--

       The accompanying financial statements include the accounts of Gregory Personnel for the period prior to the merger effective April 1, 1994. Due to the change in control of the Company occurring upon the acquisition of the former 50% stockholder's interest in 1990, this acquisition was accounted for as a purchase resulting in the recording of certain intangible assets. See above for further discussion.

Fiscal Periods--

       For presentation purposes, the accompanying financial statements have been prepared by the Company on a calendar year basis. However, the Company's fiscal year actually ends on the last Sunday in December. The interim financial information as of September 29, 1996, and for the nine-month periods ended September 24, 1995 (unaudited), and September 29, 1996, correspond to the Company's fiscal quarters which ended on the last Sunday in September.

Interim Financial Statements--

       The accompanying interim financial statements and related disclosures for the nine-month period ended September 24, 1995 have not been audited by independent accountants. However, the interim financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements of the three years in the period ended December 31, 1995, and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods. The operating results for all interim periods presented are not necessarily indicative of results for the full year.

Revenue Recognition--

       Service revenues are recognized as income at the time staffing services are provided to the customer.

Use of Estimates--

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.
                                      (84)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


Cash and Cash Equivalents--

       For statement of cash flow purposes, the Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable--

     The Company maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying financial statements. The Company has recorded an allowance for doubtful accounts of $25,000 at December 31, 1994, December 31, 1995 and September 29, 1996. Included in accounts receivable in the accompanying balance sheets are unbilled amounts of $188,778, $172,834 and $380,414 at December 31, 1994, December 31, 1995 and September 29, 1996, respectively.

Property and Equipment--

       Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which are as follows:

Office equipment .........................................               7 years
Computer equipment .......................................               5 years
Vehicles .................................................               5 years
Computer software ........................................               3 years
Leasehold improvements ...................................               7 years

       Additions that extend the lives of the assets are capitalized while repairs and maintenance costs are expensed as incurred. When property and equipment are retired, the cost of the property and equipment and the related accumulated depreciation are removed from the balance sheet and any resultant gain or loss is recorded.

Other Assets--

       Other assets contain an investment in a captive workers' compensation insurance pool of which the Company is a member, an advance to StaffMark, Inc. (as described in Note 8) and goodwill and a noncompete agreement, recorded in conjunction with the acquisition of Strategic Sourcing, Inc. ("SSI") (as described in Note 9). The goodwill is amortized using the straight-line method over its estimated economic life of 30 years. The investment in the insurance pool is accounted for by the Company under the cost method.

Fair Value of Financial Instruments--

       The Company's financial instruments include cash and cash equivalents, note payable to stockholder and its other debt obligations. Management believes that these instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for those instruments are reasonable estimates of fair value.

Concentration of Credit Risk--

       Credit risk with respect to accounts receivable is dispensed due to the nature of the business, the large number of customers and the diversity of industries serviced. The Company performs credit evaluations of all its customers.

Income Taxes--

       Prior to April 1, 1994, the Company was a C Corporation and, accordingly, was subject to federal and state income taxes. The Company accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which recognizes deferred tax assets and liabilities for future tax consequences attributed to differences between the financial statement and income tax basis of assets and liabilities and operating loss carryforwards.

                                      (85)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


       In connection with the reorganization in April 1994, the Company elected subchapter S Corporation status for federal and state income tax reporting purposes. Accordingly, no provision for income taxes has been recorded for periods subsequent to this change in tax status as such tax liabilities arising from the date of election as a subchapter S Corporation are liabilities of the stockholders of the Company. Also in connection with the April 1994 reorganization, the Company changed its tax year-end from March 31 to December 31.

       The Company's tax returns are subject to examination by federal and state taxing authorities. If such examinations result in a change in the Company's reported income or loss, the taxable income or loss reported by the individual stockholders could also change.


2.     PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:
                             Fiscal Year             September 29,
                                  1994        1995      1996
Office equipment ............   $117,938   $171,842   $200,981
Computer equipment ..........    123,966    153,405    199,337
Vehicles ....................     16,301     26,501     26,501
Computer software ...........     33,531     45,775     55,805
Leasehold improvements ......     56,009     83,248     88,103
                                 347,745    480,771    570,727
Less accumulated depreciation    151,635    153,531    222,099
                                $196,110   $327,240   $348,628


3.     DEBT:

       The  Company  has a  revolving  line  of  credit  with  a  bank.  Maximum borrowings under the line are equal to the lesser of $500,000 or 80% of the Company's eligible accounts receivable, as defined within the line of credit agreement. The line is secured by the Company's accounts receivable and interest is payable monthly at prime (8.25% at September 29, 1996), with principal due June 17, 1997. The weighted average interest rate was approximately 8.25% for the nine months ended September 29, 1996. Amounts outstanding under the line were $0, $200,000 and $225,000 as of December 31, 1994, December 31, 1995 and
September 29, 1996, respectively. The line of credit is secured by a personal guaranty of the majority stockholder. The Company had approximately $275,000 available under its line of credit at September 29, 1996.

       During July 1996, the Company entered into a $375,000 note payable to the seller of SSI (see Note 9). This note is payable in three equal installments of $125,000 beginning on July 1, 1997, and bears interest at an annual rate of 7%. This note is secured by the personal guaranty of the Company's majority stockholder.

       During July 1996, the Company entered into a $375,000 note payable to a bank. This note is payable beginning October 5, 1996, in 36 monthly installments of $10,417 plus interest at prime. Proceeds from this note were used for the acquisition of SSI (see Note 9). This note is secured by the personal guaranty of the Company's majority stockholder.

       During September 1996, the Company entered into a $1,238,754 note payable to a bank. This note is payable in full on November 25, 1996, and bears interest at prime less 0.50%. Proceeds from this note were used to repay the note payable to stockholder (see Note 4) and to fund the cash distribution of the Company's estimated September 29, 1996 S Corporation Accumulated Adjustment Account balance (see Note 8). This note is secured by the personal guaranty of the Company's majority stockholder.


                                      (86)

       Certain of the debt instruments described above are subject to covenants requiring that the Company achieve certain financial ratios and restrictions on
incurring additional debt. The Company was in compliance with or had obtained waivers for these covenants as of September 29, 1996.


4.     NOTE PAYABLE TO STOCKHOLDER:

       The Company had an unsecured note payable to the majority stockholder with interest payable semiannually in June and December at 8% and principal due on demand. This note was repaid during September 1996.


5.     INCOME TAXES:

       Components of the tax provision (benefit) for the periods prior to the subchapter S Corporation election, effective April 1, 1994, are shown below:
                                  Fiscal Years
                                    1993 1994
Provision for (benefit from) income taxes- Federal:
    Current ..............................   $ 188,194    $(127,554)
    Deferred .............................      (3,607)      (8,197)
       Total federal .....................     184,587     (135,751)
  State:
    Current ..............................      48,500      (32,800)
    Deferred .............................        (300)         300
       Total state .......................      48,200      (32,500)
                                             $ 232,787    $(168,251)

       The income tax provision (benefit) for the periods prior to the subchapter S Corporation election, effective April 1, 1994, differs from the amount computed by applying the federal statutory rate of 34% to income before taxes due to the following:
                                                                 Fiscal Years
                                                           1993             1994
Income tax provision computed at
the federal statutory rate .....................        199,321         (37,781)
State taxes, net of federal tax benefit ........         30,953            (586)
Effect of permanent differences ................          3,621           4,143
Elimination of net deferred tax
liabilities upon subchapter S
Corporation election ...........................           --             3,827
Taxable income earned after subchapter
S Corporation election, not subject to`
taxation .......................................           --          (137,854)
Other ..........................................         (1,108)           --
Provision (benefit) for income taxes ...........      $ 232,787       $(168,251)
                                      (87)

6.     COMMITMENTS AND CONTINGENCIES:


Noncancelable Operating Leases-

       The Company leases office space under noncancelable operating leases. Approximate future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1995 and September 29, 1996, are as follows:
                                                             Years Ending
                                                  December 31,     September 29,
                                                    1995                   1996
                              1996               $111,000               $ 32,000
                              1997                101,000                114,000
                              1998                 86,000                 91,000
                              1999                 68,000                 68,000
                              2000                 43,000                 43,000
Thereafter                                         78,000                 78,000
                                                 $487,000               $426,000

       Rental expense totaled $61,000, $82,000 and $103,000 for fiscal years 1993, 1994 and 1995, respectively, and $56,279 (unaudited) and $84,886 for the nine-month periods ended September 24, 1995 and September 29, 1996, respectively.

401(k) Plan--

       In 1995, the Company adopted a 401(k) Savings Plan for its employees in which the Company matches 50% of the employee's contributions up to 3% of the employee's salary. The Company's contribution expense was $18,000 for 1995 and $11,086 (unaudited) and $15,844 for the nine-month periods ended September 24, 1995 and September 29, 1996, respectively.


7.     SIGNIFICANT CUSTOMERS:

       The Company had one customer which represented 12%, 13%, 12%, 13% and 11% of service revenues for the years ended December 31, 1993, 1994 and 1995, and the nine-month periods ended September 24, 1995 (unaudited) and September 29, 1996, respectively. Another customer represented 11% of service revenues for the year ended December 31, 1993. No other customer accounted for more than 10% of service revenues for those periods.


8.     SUBSEQUENT CLOSING OF BUSINESS COMBINATION:

       In June 1996, the stockholders of the Company entered into a definitive agreement to merge the Company with StaffMark, Inc. ("StaffMark") in conjunction with StaffMark's anticipated initial public offering. Effective October 2, 1996, StaffMark completed the initial public offering. In conjunction with the merger, the majority stockholder entered into an employment agreement which provides for a set base salary, participation in future incentive bonus plans, certain other benefits and a covenant not to compete following termination of such person's employment. During September 1996, in anticipation of the completion of this merger, the Company made cash distributions of $1,098,754 which equal the Company's estimated S Corporation Accumulated Adjustment Account as of September 29, 1996.

       In April 1996, the Company advanced $31,250 to StaffMark to fund offering costs related to StaffMark's initial public offering.

       On October 2, 1996, using a portion of the proceeds from the completed initial public offering, StaffMark repaid all of the Company's borrowings, debt and interest obligations.

                                      (88)

9.     SIGNIFICANT ACQUISITION:

       On July 1, 1996, the Company acquired certain of the operating assets of SSI, a provider of permanent and temporary placement services to companies in the market for information technology professionals. SSI was incorporated in May 1993 and is located in Charlotte, North Carolina. The total purchase price of $700,000 and noncompete agreement with the seller of $50,000 were financed through borrowings from a bank and execution of a promissory note payable to the seller. All financing related to this acquisition is secured by the personal guaranty of the majority stockholder. The acquisition has been accounted for using the purchase method of accounting. Fixed assets acquired were recorded at historical, depreciated cost, which approximated fair value as of the acquisition date, and the remaining purchase price of approximately $685,000 has been recorded as goodwill and will be amortized on a straight-line basis over its estimated economic life of 30 years. The $50,000 noncompete agreement with the seller will be amortized on a straight-line basis over its five year term.


10.    PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION (UNAUDITED):

       In conjunction with the merger with StaffMark as discussed in Note 8, the Company changed from an S Corporation to a C Corporation for federal and state income tax reporting purposes, which required the Company to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if the Company had been a C Corporation for tax reporting purposes during the twelve months and nine months ended December 31, 1995 and September 29, 1996, respectively.
                                      (89)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Blethen Group:

       We have audited the accompanying combined balance sheets of the companies identified in Note 1 to the financial statements ("The Blethen Group"), as of January 1, 1995, December 31, 1995, and September 29, 1996, and the related combined statements of income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1995, and for the nine months ended September 29, 1996. These financial statements are the responsibility of The Blethen Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Blethen Group as of January 1, 1995, December 31, 1995, and September 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995, and for the nine months ended September 29, 1996, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
October 22, 1996.
                                      (90)

================================================================================

================================================================================
                                             THE BLETHEN GROUP

                                          COMBINED BALANCE SHEETS

                                 January 1,    December 31, September 29,
                                    1995           1995        1996
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .   $   31,921   $   44,644   $  115,773
  Accounts receivable .......    1,136,081    1,377,799    1,782,289
  Deferred tax asset ........        5,500       11,000       16,000
  Prepaid expenses and other        16,809       14,510        2,776
        Total current assets     1,190,311    1,447,953    1,916,838
PROPERTY AND EQUIPMENT, net .      393,330      307,286      255,298
OTHER ASSETS:
  Due from stockholders .....      185,236      194,163        2,998
  Deferred tax asset ........       24,100       20,760         --
  Advances to StaffMark, Inc.         --           --         31,250
  Other .....................       11,750       12,232       14,492
        Total other assets ..      221,086      227,155       48,740
                                $1,804,727   $1,982,394   $2,220,876

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines of credit .......................   $  764,645   $  971,436   $1,175,203
  Accounts payable ......................      220,801      105,648       62,446
  Outstanding checks ....................         --         25,329         --
  Payroll and related
  liabilities ...........................      295,472      301,258      511,412
  Current maturities of
  long-term debt ........................       25,341       10,151       10,678
  Current maturities of
  capital lease obligations .............       82,708       47,148         --
  Current maturities of notes
  payable to related parties ............       83,308       62,813      105,582
  Income taxes payable ..................       15,783       82,583       49,638
  Accrued interest and other ............       16,001       55,043       25,967
        Total current liabilities .......    1,504,059    1,661,409    1,940,926
LONG-TERM DEBT, less
current maturities ......................       35,604       24,922       17,057
CAPITAL LEASE OBLIGATIONS,
less current maturities .................       67,452       22,475         --
NOTES PAYABLE TO RELATED PARTIES,
  less current maturities ...............       49,037       45,271         --
DEFERRED TAX LIABILITY ..................         --           --         26,300
COMMITMENTS AND CONTINGENCIES
Notes 5, 6, 7 and 8)
STOCKHOLDERS' EQUITY:
  Common stock ..........................        8,399        8,399        8,399
  Additional paid-in capital ............        8,940        8,940        8,940
  Retained earnings .....................      131,236      210,978      219,254
        Total stockholders' equity ......      148,575      228,317      236,593
                                            $1,804,727   $1,982,394   $2,220,876


                                The  accompanying  notes to  combined  financial
                          statements  are an  integral  part  of  these  balance
                          sheets.
                                      (91)

================================================================================

================================================================================






                                             THE BLETHEN GROUP

                                    COMBINED STATEMENTS OF INCOME (LOSS)


                                                   Fiscal Years
                                             1993            1994           1995
SERVICE
REVENUES ...$ 11,197,726  $ 11,966,633  $ 13,380,157  $ 9,743,890  $ 12,047,667
COST OF
SERVICES ...   8,131,773     8,729,634     9,743,747    7,211,548     9,084,803
Gross
profit .....   3,065,953     3,236,999     3,636,410    2,532,342     2,962,864
OPERATING
EXPENSES:
Selling,
general and
administrative.3,042,816     2,789,866     3,105,682    2,115,861     2,274,816
Depreciation
and
amortization.....134,968       122,963       111,437       83,578        83,475
Operating
income (loss) ..(111,831)      324,170       419,291      332,903       604,573
OTHER
INCOME
(EXPENSE):
Interest
expense ........(134,815)     (137,448)     (140,800)    (100,702)     (112,958)
Other,
net ..............19,467         2,917        10,884        4,760        (8,392)
INCOME
(LOSS) BEFORE
PROVISION
(BENEFIT) FOR
INCOME
TAXES ..........(227,179)      189,639       289,375      236,961       483,223
PROVISION
(BENEFIT) FOR
INCOME
TAXES ..........(136,263)       49,000        81,000       71,000        76,755

Net
income (loss) ..$(90,916) $    140,639  $    208,375  $   165,961  $    406,468

PRO FORMA DATA
(Unaudited) (Note 9):
  Historical
income before
income taxes ........   $    289,375    $    483,223
  Less pro
forma provision
for income
taxes ...............        112,856         188,457
PRO FORMA
NET INCOME ..........   $    176,519    $    294,766





                          The    accompanying   notes  to   combined   financial
                                 statements   are  an  integral  part  of  these
                                 statements.

                                      (92)

================================================================================

================================================================================






                                             THE BLETHEN GROUP

                                COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                                   Common     Paid-in     Retained
                                   Stock      Capital     Earnings       Total

BALANCE, January 4, 1993 ......   $ 8,543    $ 32,265    $ 239,861    $ 280,669
  Net loss ....................      --          --        (90,916)     (90,916)
  Dividends ...................      --          --        (57,343)     (57,343)
BALANCE, January 2, 1994 ......     8,543      32,265       91,602      132,410
  Net income ..................      --          --        140,639      140,639
  Dividends ...................      --          --        (99,474)     (99,474)
  Repurchase and retirement of
    common stock ..............      (144)    (23,325)      (1,531)     (25,000)
BALANCE, January 1, 1995 ......     8,399       8,940      131,236      148,575
  Net income ..................      --          --        208,375      208,375
  Dividends ...................      --          --       (128,633)    (128,633)
BALANCE, December 31, 1995 ....     8,399       8,940      210,978      228,317
  Net income ..................      --          --        406,468      406,468
  Dividends ...................      --          --       (398,192)    (398,192)
BALANCE, September 29, 1996 ...   $ 8,399    $  8,940    $ 219,254    $ 236,593


                          The    accompanying   notes  to   combined   financial
                                 statements   are  an  integral  part  of  these
                                 statements.

                                      (93)

================================================================================

================================================================================

                                              114

                                             THE BLETHEN GROUP

                                     COMBINED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                            Fiscal Years         October 1,   September 29,
                     1993         1994         1995         1995        1996
                                   (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income
(loss) .........  $ (90,916)   $ 140,639    $ 208,375    $ 165,961    $ 406,468
  Adjustments
to reconcile
    net income
(loss) to net
cash provided by
operating
activities:
  Depreciation
and amortization      134,968      122,963      111,437       83,578     83,475
  Provision
for
(benefit from)
deferred
income taxes ....  (136,263)      29,898       (2,160)      (1,400)      42,060
  Change in
operating assets
    and liabilities:
  Accounts
  receivable (17,767) ....       (54,870)    (241,718)    (211,584)    (404,490)
  Prepaid expenses
  and other ........(14,096)      30,971        2,299      (26,299)      11,734
  Other assets ......21,491        5,769         (482)      11,750       (2,260)
  Accounts payable .180,570      (97,532)    (115,153)      10,471      (43,202)
  Outstanding checks ..--           --         25,329         --        (25,329)
  Payroll and related
    liabilities ......(75,190)      65,663        5,786        1,099    210,154
  Income taxes payable
    (receivable) ...(13,711)      29,494       66,800       56,040      (32,945)
  Accrued
interest
and other ...........77,477      (55,306)      39,042       98,575      (29,076)
  Net cash provided
by operating
    activities ......66,563      217,689       99,555      188,191      216,589

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Capital
expenditures ..... (130,178)     (72,119)     (25,393)      (6,396)     (31,487)
  Advances to
StaffMark .............--           --           --           --        (31,250)
  Net cash
used in
investing
activities(130,178) .............(72,119)     (25,393)      (6,396)     (62,737)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net proceeds from
    lines of credits 53,773 ......10,681      206,791       48,151      203,767
  Proceeds from issuance of
    long-term debt ....12,851       54,172         --           --           --
  Payments on
  long-term debt (28,243) .......(10,282)     (25,872)      (5,170)      (7,338)
  Payments on capital
  lease obligations(16,213) ....(113,042)     (80,537)     (61,240)     (69,623)
  Change in
notes payable to
    related
parties .............34,314       73,031      (24,261)      (8,049)      (2,502)
  Cash distributions
  to stockholders       (57,343) (99,474)    (128,633)     (94,181)    (398,192)
  Change in
  due from stockholders 837 .... (44,099)      (8,927)     (40,126)     191,165
  Net cash used in
  financing activities (24) ... (129,013)     (61,439)    (160,615)     (82,723)
NET INCREASE (DECREASE) IN
  CASH AND
CASH EQUIVALENTS ...(63,639)      16,557       12,723       21,180       71,129
CASH AND
CASH EQUIVALENTS,
  beginning of period 79,003 .....15,364       31,921       31,921       44,644
CASH AND CASH
EQUIVALENTS,
  end of period $ ...15,364    $  31,921    $  44,644    $  53,101    $ 115,773


                                             THE BLETHEN GROUP
                                      (94)

                                                               Nine Months Ended
                                     Fiscal Years             Oct 1,    Sept 29,
                              1993       1994      1995        1995       1996
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Interest paid .........   $   97,062   $169,227   $141,324   $122,591   $131,963
Taxes paid ............   $     --     $     66   $ 41,476   $ 41,476   $ 66,939
Noncash transactions:
Repurchase of
common stock
through issuance
of a note payable$ ....   $              25,000   $     --   $          $   --
Purchase of
property and
equipment through
capital leases            $ 45,975$    $ --       $   --     $   --


The accompanying notes to combined financial statements are an integral part of these statements.

                                      (95)

                                             THE BLETHEN GROUP

                                   NOTES TO COMBINED FINANCIAL STATEMENTS



1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


  Organization--

       The Blethen Group's (the "Company") primary business purpose is to provide temporary personnel services. The Company's administrative headquarters are in Burlington, North Carolina, and as of September 29, 1996, the Company operated staffing offices in Burlington, Henderson, Durham, West End, Research Triangle Park and Winston-Salem, North Carolina.

       The accompanying combined financial statements include the accounts of the following separate entities which comprise the Company:

                                             Form of
                         Date of          Corporation
                      Incorporation       for Income
 Entity              in North Carolina    Tax Purposes        Service Type

Blethen
Temporaries, Inc. October 6, 1981 S Corporation Clerical and light industrial

Dixon
Enterprises of
Burlington, Inc. February 7, 1992 C Corporation Clerical and light industrial

DP Pros of
Burlington, Inc. June 6, 1985 C Corporation Information technology and clinical

Personnel Placement, Inc. October 6, 1981 C Corporation Direct placement

TRASEC Corp. February 7, 1992 C Corporation Clerical and light industrial

Jaeger Personnel
Services, Ltd. December 20, 1985 S Corporation Clerical and light industrial

  Basis of Presentation--

     The accompanying financial statements are presented on a combined basis as the entities comprising the Company are under common ownership and/or common management. Furthermore, Blethen Temporaries, Inc. has an option to purchase all outstanding shares of common stock of Dixon Enterprises of Burlington, Inc. and TRASEC Corp. for an amount not to exceed $5,000. All significant intercompany transactions have been eliminated.
  Fiscal Periods--

       The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1993 refers to the year ended January 2, 1994, fiscal year 1994 refers to the year ended January 1, 1995, and fiscal year 1995 refers to the year ended December 31, 1995. The fiscal years 1993, 1994 and 1995 each included 52 weeks. The unaudited 1995 and audited 1996 interim periods end on the Sunday closest to the end of the interim period. Each of the interim periods included in the accompanying combined financial statements included 39 weeks.
                                      (96)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


  Interim Financial Statements--

       The accompanying interim combined financial statements and related disclosures for the nine months ended October 1, 1995, have not been audited by independent accountants. However, the combined financial statements for all interim periods have been prepared in conformity with the accounting principles stated in the audited combined financial statements for the three years in the period ended December 31, 1995, and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company and the combined results of operations and cash flows for each of the periods presented. The operating results for the interim periods presented are not necessarily indicative of results for the full year.

  Revenue Recognition--

       Service revenues and direct placement fee revenues are recognized as income at the time staffing services are provided or the permanent employee is placed with the customer.

       In addition to the  services  described  above,  the  Company,  through a
Licensing Agreement (see Note 6), employs and pays individuals to perform services for the licensees' customers, invoices customers, maintains professional liability insurance and supports the training, office administration, systems and marketing needs of the licensee. All revenues generated by the licensee, therefore, belong to the Company and are included in the Company's revenues and expenses. The Company is primarily liable for operating expenses.

  Use of Estimates--

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying combined financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the combined financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying combined financial statements.

  Cash and Cash Equivalents--

       For statement of cash flow purposes, the Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Accounts Receivable--

       The Company provides, if necessary, allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying combined financial statements. Management believes all accounts are collectible and accordingly, has not recorded an allowance as of January 1, 1995, December 31, 1995, and September 29, 1996. Included in accounts receivable in the accompanying combined balance sheets are unbilled amounts of $143,515, $149,665 and $449,040 at January 1, 1995, December 31, 1995, and September 29, 1996, respectively. All unbilled amounts are normally billable in the following month.

       Credit risk with respect to accounts receivable is dispersed due to the nature of the business, the large number of customers and the diversity of industries serviced.

                                      (97)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


  Property and Equipment--

       Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets which are as follows:

Office equipment .......................................           5 to 7 years
Computer equipment and software ........................           5 years
Vehicles ...............................................           5 years
Leasehold improvements .................................           5 to 15 years

       Additions that extend the lives of the assets are capitalized while repairs and maintenance costs are expensed as incurred. When property and equipment are retired, the cost of the property and equipment and the related accumulated depreciation or amortization are removed from the balance sheet and any resultant gain or loss is recorded.

  Fair Value of Financial Instruments--

       The Company's financial instruments include cash, related party notes payable, due from stockholders and their debt obligations. Management believes that these instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics, and accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

  Income Taxes--

       Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this new statement, deferred income taxes are provided based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

       Blethen Temporaries, Inc. and Jaeger Personnel Services, Ltd. have elected to be taxed as S Corporations for federal and state income tax reporting purposes. Accordingly, no income tax expense (benefit) has been recorded in the accompanying combined financial statements related to these entities as such taxes are liabilities of the respective stockholders. These entities' tax returns are subject to examination by federal and state taxing authorities. If such examinations result in a change to their reported income or loss, the taxable income or loss reported by the respective stockholders could also change.

  Reclassifications--
     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with 1996 presentations.
                                      (98)

2.     PROPERTY AND EQUIPMENT:

       Property and equipment consisted of the following:

                                                  Jan 1,     Dec 31,    Sept 29,
                                                   1995       1995       1996

Office equipment .............................   $421,890   $428,610   $444,556
Computer equipment and software ..............    336,166    352,528    368,069
Vehicles .....................................     65,118     65,118     65,118
Leasehold improvements .......................    109,926    109,926    109,926
                                                  933,100    956,182    987,669
Less accumulated depreciation and amortization    539,770    648,896    732,371
                                                 $393,330   $307,286   $255,298

3.     DEBT:

       Long-term debt consisted of the following:

                                                Jan 1,       Dec 31,    Sept 29,
                                                 1995         1995        1996
Note payable to Chase Auto Financial ..
  Principal and interest payable
  monthly.  Interest payable at a
  fixed rate of 7.75%
  Secured by a vehicle .....................     $35,172     $28,514     $24,291
Unsecured note payable to
  NationsBank of North Carolina,
  N.A.  Interest payable
  monthly at a  variable
  rate which  ranged
  from 9.25% to 10.00%
  and averaged
  9.83% during 1995
  Principal was repaid in 1995 .............      15,900        --          --
Unsecured note payable to
  NationsBank  of North  Carolina,
  N.A.  Principal and
  interest  are  payable
  in  monthly  installments
  of $320.  Interest  rate is
  variable and ranged from
  9.25% to 9.5% and averaged 9.29%
  during the first nine months of 1996 .....       9,873       6,559       3,444
                                                  60,945      35,073      27,735
Less current maturities ....................      25,341      10,151      10,678
                                                 $35,604     $24,922     $17,057

                                      (99)

       The Company has two revolving lines of credit with Lighthouse Financial Corp. that allow for maximum borrowings equal to the lesser of $800,000 and $750,000 or 85% of the applicable Company's eligible accounts receivable, as defined. Interest is payable monthly at a variable rate which ranged from 10.75% to 11.00% and averaged 10.78% during the nine months ended September 29, 1996. The lines of credit are renewed annually and are currently due April 6, 1997. They are secured by the assets of the Company and guaranteed by the majority stockholder. Principal and interest on the lines of credit are repaid by collection of accounts receivable under a lockbox arrangement. Accordingly, such lines are classified as current liabilities. At September 29, 1996, approximately $9,800 of cash held by the Company was subject to this arrangement. Under the terms of both lines of credit, the Company is required to maintain certain financial ratios, including working capital in excess of $125,000 and monthly positive cash flow among other things. As of September 29, 1996, the Company did not comply with certain of these ratios, as well as certain other negative covenants. However, Lighthouse Financial Corp. has waived all events of noncompliance and default through June 30, 1997.

       Balances outstanding under these lines were $764,645, $971,436 and $1,175,203 as of January 1, 1995, December 31, 1995, and September 29, 1996,
respectively.

       Annual maturities of debt were as follows:
                                                      Year Ending
                                              December 31,         September 29,
                              1996             $  981,587             $     --
                              1997                 10,262              1,185,881
                              1998                  7,773                  7,963
                              1999                  6,887                  8,027
                              2000                   --                    1,067
                                               $1,006,509             $1,202,938

4.     INCOME TAXES:

Provision (benefit) for income taxes consisted of the following components:

                         Nine Months Ended
                          Fiscal Years                   October 1,
                          September 29,
                   1993          1994        1995         1995       1996
(Unaudited)
Current-
  Federal ...   $    --      $  19,102    $  69,160    $  58,500
                                                                    $  27,695
  State .....        --           --         14,000       14,000        7,000
                     --         19,102       83,160       72,500       34,695
Deferred-
  Federal ...    (109,263)      23,898       (1,660)      (1,200)
                                                                       34,060
  State .....     (27,000)       6,000         (500)        (300)       8,000
                 (136,263)      29,898       (2,160)      (1,500)      42,060
        Total   $(136,263)   $  49,000    $  81,000    $  71,000    $  76,755

                                     (100)

       Provision (benefit) for income taxes differs from the amount computed by applying the federal statutory tax rate to pretax income due to the following:

                                                       Nine Months Ended
                          Fiscal Years             October 1, September 29,
                       1993         1994        1995        1995         1996
(Unaudited)
Provision
(benefit) for
income taxes computed
at the federal
statutory
rate ................$ (77,000)   $ 64,000    $ 98,000    $ 81,000    $ 164,000
State taxes,
net of
federal
tax benefit .........  (12,000)     10,000      15,000      12,000       25,000
Effect
of permanent
differences .........    1,000       2,000       3,000       3,000        3,000
(Income)
of S
Corporations
not subject
to taxation .........  (43,000)    (19,000)    (32,000)    (16,000)    (113,000)
Other ...............   (5,263)     (8,000)     (3,000)     (9,000)      (2,245)
Provision
(benefit) for
income taxes ........ $(136,263)   $ 49,000    $ 81,000    $ 71,000    $  76,755

       Deferred income taxes reflect the impact of "temporary differences" between the financial and tax basis of assets and liabilities. The temporary differences which gave rise to deferred tax assets and (liabilities) are as follows:

                                                 Jan 1,      Dec 31,    Sept 29,
                                                  1995        1995        1996

Current-
   Employee advances treated as compensation   $ (1,000)$      -- $        --
   Workers' compensation accrual ...........      4,000       4,000      11,000
   Vacation accrual ........................      2,000       3,000       5,000
   Other ...................................        500       4,000
                                                                       --------
                                                  5,500      11,000      16,000
Long term-
   NOLs ....................................     78,000      42,000       1,000
   Accelerated depreciation for tax purposes    (30,000)    (26,000)    (28,800)
   Alternative minimum tax and other credits     13,000       4,000       1,500
   Change in income tax accounting method ..    (37,000)       --          --
   Other ...................................        100         760
                                                                       --------
                                                 24,100      20,760     (26,300)
Net deferred tax asset (liability) .........   $ 29,600    $ 31,760    $(10,300)

       The NOL carryforward at September 29, 1996, was, approximately $16,000. Utilization of this carryforward may be limited as a result of the potential change in ownership that would result in the event of the intended merger subsequent to year-end (see Note 8). However, management believes that the deferred tax asset related to the NOL carryforward is fully realizable, and therefore no valuation allowance has been recorded.

                                     (101)

5.     RELATED PARTY TRANSACTIONS:

  Notes Payable to Related Parties--

       The Company had an informal note payable to a member of its Board of Directors and relative of the majority stockholder which was paid in full in the nine-month period ended September 29, 1996. The note was payable in monthly installments of $711. The note bore interest at an annually adjustable rate equal to the six month average rate of two year treasury notes (approximately 6% at September 29, 1996). The outstanding balances as of January 1, 1995, and December 31, 1995, were $68,694 and $49,038. Interest expense related to these notes amounted to approximately $6,000, $5,000 and $3,000 during fiscal years 1993, 1994 and 1995, respectively, and $2,200 during the unaudited nine-month period ended October 1, 1995, and $3,000 during the nine-month period ended September 29, 1996.

       The Company had a note payable to a former stockholder which originated through the Company's purchase of the former stockholder's equity interest in DP Pros of Burlington, Inc. The note did not bear interest and was due in equal quarterly installments of $4,000. The note was fully repaid in 1995. The outstanding balance as of January 1, 1995, was $8,000.

       The Company has two unsecured notes payable to stockholders, which bear interest at variable rates ranging between 9.25% and 9.50%. Both notes are due on demand and aggregate outstanding balances as of January 1, 1995, December 31, 1995, and September 29, 1996, were $52,337, $59,046 and $105,582, respectively.
Interest expense related to these notes amounted to $5,000 and $6,000 during fiscal years 1994 and 1995, respectively, and $4,500 and $6,000 during the unaudited nine-month period ended October 1, 1995, and the nine-month period ended September 29, 1996, respectively.

Stockholder Transactions--

       The Company leases office space and a vehicle from the majority stockholder at a monthly cost of $1,200 per month. Market rental rates may differ from these rental payments. Rental expense under the above agreements totaled $14,400 for each of the fiscal years 1993, 1994 and 1995 and $10,800 and $15,000 for the unaudited nine-month period ended October 1, 1995, and for the nine-month period ended September 29, 1996, respectively.

       Due from stockholders primarily represents advances to the majority stockholder.

       The Company rents its Henderson, North Carolina, office facilities from a stockholder under a month-to-month agreement. Rental expense related to these facilities was $17,500, $19,000 and $24,000 during the fiscal years 1993, 1994 and 1995, respectively, and $18,000 during the unaudited nine-month period ended October 1, 1995, and $20,700 during the nine-month period ended September 29, 1996.

       During 1991 the Company entered into a three year noncompete agreement with a related party. Pursuant thereto, the individual agreed not to compete, as defined, with the Company for the term of the agreement, expiring in January 1994, in exchange for $150,000 payable in weekly installments of $962.

6.     COMMITMENTS AND CONTINGENCIES:

  Distributions to Stockholders--

     Blethen Temporaries, Inc. and Jaeger Personnel Services, Ltd. pay dividends to their stockholders in amounts sufficient to cover, among other things, their estimated tax payments attributable to each entity's net income which will be included in their individual tax returns.
                                     (102)

  Licensing Agreement--

       During 1995, the Company entered into an agreement whereby it granted a license to a third party to open and maintain a branch in West End, North Carolina, for the purpose of providing temporary personnel services in that market for an indefinite term. The Company also thereby granted the nonexclusive right to utilize the Company's trade secrets, methods and know-how. The Company receives 40% of gross margin, as defined, as payment for management services. The balance of such gross margin is paid to the licensee. Amounts expensed under the agreement amounted to $36,516 during fiscal year 1995 and $80,290 during the nine-month period ended September 29, 1996. Such expense is included in selling, general and administrative expenses in the accompanying combined statements of income (loss).

  Capital Lease Obligations--

       The Company previously leased certain assets (primarily office equipment) under capital leases. All capital lease obligations were paid in full during the nine-month period ended September 29, 1996.

7.     NONCANCELABLE OPERATING LEASES:

       The Company leases office space and a vehicle under noncancelable operating lease agreements. As discussed in Note 5, some of these agreements are with related parties. Future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:


                                                       Year Ending
                                             December 31,          September 29,
                              1996               $ 93,395               $   --
                              1997                 86,317                102,324
                              1998                 88,140                104,136
                              1999                 33,932                 64,950
                              2000                   --                    3,393
                                                 $301,784               $274,803

       Rental expense totaled $95,208, $155,230 and $157,121 for fiscal years 1993, 1994 and 1995, respectively, and $113,086 and $111,379 for the unaudited nine-month period ended October 1, 1995, and the nine-month period ended September 29, 1996, respectively.
                                     (103)

8.     BUSINESS COMBINATION:

       In June 1996, certain of the stockholders of the Company, entered into a definitive agreement to merge the Company with StaffMark, Inc. ("StaffMark") in conjunction with StaffMark's anticipated initial public offering. Additionally, effective October 2, 1996, StaffMark, Inc. completed the initial public offering. In conjunction with this merger, the majority stockholder will enter into an employment agreement which provides for a base salary, participation in future incentive bonus plans and certain other benefits. The agreement also includes a noncompete provision if and when the stockholder's employment is terminated. The Company advanced $31,250 to StaffMark to fund organizational and other costs related to the planned merger and StaffMark's initial public offering.

       Prior to and coincident with this merger, the Company made a cash distribution to the majority stockholder representing the Company's subchapter S Corporation Accumulated Adjustment Account. The balance of the Company's subchapter S Corporation Accumulated Adjustment Account at September 29, 1996, was $0.

       Coincident with the above mentioned business combination on October 2, 1996, all outstanding debt related to the Lighthouse Financial Corp. line of credit totaling $1,406,964 (principal and accrued interest at October 2) was extinguished.



9.     PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENT PRESENTATION (UNAUDITED):

       In conjunction with the merger with StaffMark as discussed in Note 8, the Company changed from an S Corporation to a C Corporation for federal and state income tax reporting purposes, which required the Company to recognize the tax consequences of operations in its statements of income. The supplemental pro forma information included in the accompanying statements of income reflect the estimated impact of recognizing income tax expense as if the Company had been a C Corporation for tax reporting purposes during the twelve months and nine months ended December 31, 1995 and September 29, 1996, respectively.
                                     (104)

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable

                                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) The information called for by Item 10 with respect to identification of executive officers of the Company is included in Part I of this Form 10-K.

     (b) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Section 16 Requirements" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held May 2, 1997 and such proxy will be filed with the Securities and Exchange Commission within 120 days following December 31, 1996 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

       The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information called for by Item 13 is incorporated herein by reference to the material under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial  Statements  required by Item 14 are  included and indexed in
     Part II, Item 8.

(b)  2. Financial Statement Schedule

     Included in Part IV of this report

     Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements.

     All other schedules for which provisions is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
                                     (105)

(a)     3.  EXHIBITS

Exhibit
Number                             Description

2.1 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., Brewer Personnel Services Acquisition Corp., Brewer Personnel Services, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)./1/

2.2 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., Prostaff Personnel Acquisition Corp., Excel Temporary Staffing Acquisition Corp., Professional Resources Acquisition Corp., Prostaff Personnel, Inc., Excel Temporary Staffing, Inc., Professional Resources, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.3 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., Maxwell/Healthcare Acquisition Corp., Square One Rehab Acquisition Corp., Maxwell Staffing of Bristow Acquisition Corp., Maxwell Staffing Acquisition Corp., Technical Staffing Acquisition Corp., Maxwell/Healthcare, Inc., Square One Rehab, Inc., Maxwell Staffing of Bristow, Inc., Maxwell Staffing, Inc., Technical Staffing, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.4 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., HRA Acquisition Corp., HRA, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.5 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., First Choice Staffing Acquisition Corp., First Choice Staffing, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.5 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.6 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., DP Pros of Burlington Acquisition Corp., Blethen Temporaries Acquisition Corp., Personnel Placement Acquisition Corp., Jaeger Personnel Services Acquisition Corp., Dixon Enterprises of Burlington Acquisition Corp., Trasec Acquisition Corp., DP Pros of Burlington, Inc., Blethen Temporaries, Inc., Personnel Placement, Inc., Jaeger Personnel Services, Ltd., Dixon Enterprises of Burlington, Inc., Trasec Corp., and the Stockholders named therein (Incorporated by reference from Exhibit 2.6 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.7 Asset Purchase Agreement, dated as of November 29, 1996, among StaffMark, The Technology Source Acquisition Corporation, and the Technology Source, L.L.C. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 16, 1996)./1/

3.1 Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

3.2 Certificate of amendment of Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

3.3  Amended  and  Restated   By-Laws  of  the  Company,   as  amended  to  date
     (Incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

4.1 Form of certificate evidencing ownership of Common Stock of the company (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).
                                     (106)

4.2 Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1 StaffMark,  Inc.  1996 Stock Option Plan  (Incorporated  by reference  from
     Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

10.2 Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

10.3 Employment   Agreement  between  StaffMark,   Inc.  and  Terry  C.  Bellora
     (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

10.4 Employment   Agreement  among  StaffMark,   Brewer  and  Clete  T.  Brewer.
     (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.5 Employment   Agreement  among  StaffMark,   Brewer  and  Jerry  T.  Brewer.
     (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.6 Employment Agreement among StaffMark, Prostaff and Steven E. Schulte. (Incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.7 Employment Agreement among StaffMark, Maxwell and John H. Maxwell, Jr. (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.8 Employment Agreement among StaffMark, Maxwell and Mary Sue Maxwell. (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.9 Employment Agreement among StaffMark, HRA and W. David Bartholomew. (Incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.10 Employment Agreement among StaffMark, HRA and Ted Feldman. (Incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.11 Employment Agreement among StaffMark, First Choice and William T. Gregory. (Incorporated by reference from Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.12 Employment Agreement among StaffMark, DP Pros of Burlington, Inc. and Janice Blethen.(Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).
                                     (107)

10.13 Credit Agreement dated October 4, 1996, in the amount of $50,000,000 by and between the Registrant, the Lenders named therein ("Lenders") and Mercantile Bank of St. Louis National Association, as Agent on behalf of the Lenders.(Incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-15059))./1/

10.14 First Amendment to the Credit Agreement dated December 18, 1996 among the registant and the Lenders named therein.

10.15 Lock-up and Registration Rights Agreement dated September 20,1996 among the Company, Jerry T. Brewer, Clete T. Brewer, Chad J. Brewer, Donald A. Marr, Jr., Robert H. Janes III, John C. Becker, Betty Becker, Donna F. Vassil, Janice Blethen and Capstone Partners, L.L.C.

10.16 Lease Agreement among Brewer and Brewer Investments for the StaffMark Corporate offices located at 302 East Millsap Road, City of Fayetteville, County of Washington, State of Arkansas.

10.17 Lease Agreement among Maxwell Staffing, Inc. and Maxwell Properties, L.L.C. for the Company's offices located at 8221 East 63rd Place, Tulsa, Oklahoma.

10.18 Lease Agreement among Maxwell/Healthcare, Inc. and Maxwell Properties, L.L.C. for the Company's offices located at 8211-8213 East 65th Street, Tulsa, Oklahoma.

11.1 Statement re: computation of per share earnings, reference is made to Note 15 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-K.

21.1 Subsidiaries of StaffMark as of December 31, 1996.

23.1 Consents of Arthur Andersen LLP, Independent Public Accountants.

27.1 Financial Data Schedule for the year ended December 31, 1996, submitted to the Commission in electronic format.

/1/ The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

    (b)  Reports on Form 8-K.

1. Report on Form 8-K filed with the Commission on December 16, 1996 to report the acquisition of The Technology Source.

2. Report on Form 8-K filed with the Commission on December 26, 1996 to report the acquisition of Advantage.
                                     (108)

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fayetteville, State of Arkansas, on March 14, 1997.

               StaffMark, Inc.

               By: /s/ Clete T. Brewer
                   Clete T. Brewer
                   President and Chief Executive Officer





       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Name                                Title                     Date

/s/ Clete T. Brewer                President, Chief Executive    March 14, 1997
  Clete T. Brewer                     Officer and Director
                                  (Principal Executive Officer)

/s/ Terry C. Bellora                 Chief Financial Officer     March 14, 1997
  Terry C. Bellora                  (Principal Financial and
                                       Accounting Officer)

/s/ Jerry T. Brewer                   Chairman of the Board      March 14, 1997
  Jerry T. Brewer

/s/ W. David Bartholomew                 Executive Vice          March 14, 1997
  W. David Bartholomew               President-Southeastern
                                     Operations and Director

/s/ Steven E. Schulte               Executive Vice President-    March 14, 1997
  Steven E. Schulte                Administration and Director

/s/ John H. Maxwell, Jr.            Executive Vice President-    March 14, 1997
  John H. Maxwell, Jr.            Medical Services and Director

/s/ Janice Blethen                  Executive Vice President-    March 14, 1997
  Janice Blethen                     Clinical Trials Support
                                      Services and Director

/s/ William T. Gregory              Vice President and           March 14, 1997
  William T. Gregory                 General Manager -
                                      Carolina Region

/s/ William J. Lynch                        Director             March 14, 1997
  William J. Lynch

/s/ R. Clayton McWhorter                    Director             March 14, 1997
  R. Clayton McWhorter

/s/ Charles A. Sanders                      Director             March 14, 1997
  Charles A. Sanders, M.D.

                                     (109)

                                  EXHIBIT INDEX



Exhibit
Number                             Description


2.1 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., Brewer Personnel Services Acquisition Corp., Brewer Personnel Services, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)./1/

2.2 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., Prostaff Personnel Acquisition Corp., Excel Temporary Staffing Acquisition Corp., Professional Resources Acquisition Corp., Prostaff Personnel, Inc., Excel Temporary Staffing, Inc., Professional Resources, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.3 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., Maxwell/Healthcare Acquisition Corp., Square One Rehab Acquisition Corp., Maxwell Staffing of Bristow Acquisition Corp., Maxwell Staffing Acquisition Corp., Technical Staffing Acquisition Corp., Maxwell/Healthcare, Inc., Square One Rehab, Inc., Maxwell Staffing of Bristow, Inc., Maxwell Staffing, Inc., Technical Staffing, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.4 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., HRA Acquisition Corp., HRA, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.5 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., First Choice Staffing Acquisition Corp., First Choice Staffing, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.5 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.6 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., DP Pros of Burlington Acquisition Corp., Blethen Temporaries Acquisition Corp., Personnel Placement Acquisition Corp., Jaeger Personnel Services Acquisition Corp., Dixon Enterprises of Burlington Acquisition Corp., Trasec Acquisition Corp., DP Pros of Burlington, Inc., Blethen Temporaries, Inc., Personnel Placement, Inc., Jaeger Personnel Services, Ltd., Dixon Enterprises of Burlington, Inc., Trasec Corp., and the Stockholders named therein (Incorporated by reference from Exhibit 2.6 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

2.7 Asset Purchase Agreement, dated as of November 29, 1996, among StaffMark, The Technology Source Acquisition Corporation, and the Technology Source, L.L.C. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 16, 1996)./1/

3.1 Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

3.2 Certificate of amendment of Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

3.3  Amended  and  Restated   By-Laws  of  the  Company,   as  amended  to  date
     (Incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

4.1 Form of certificate evidencing ownership of Common Stock of the company (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

                                     (110)

4.2 Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1 StaffMark,  Inc.  1996 Stock Option Plan  (Incorporated  by reference  from
     Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

10.2 Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

10.3 Employment   Agreement  between  StaffMark,   Inc.  and  Terry  C.  Bellora
     (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

10.4 Employment   Agreement  among  StaffMark,   Brewer  and  Clete  T.  Brewer.
     (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.5 Employment   Agreement  among  StaffMark,   Brewer  and  Jerry  T.  Brewer.
     (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.6 Employment Agreement among StaffMark, Prostaff and Steven E. Schulte. (Incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.7 Employment Agreement among StaffMark, Maxwell and John H. Maxwell, Jr. (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.8 Employment Agreement among StaffMark, Maxwell and Mary Sue Maxwell. (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.9 Employment Agreement among StaffMark, HRA and W. David Bartholomew. (Incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.10 Employment Agreement among StaffMark, HRA and Ted Feldman. (Incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.11 Employment Agreement among StaffMark, First Choice and William T. Gregory.(Incorporated by reference from Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).

10.12 Employment Agreement among StaffMark, DP Pros of Burlington, Inc. and Janice Blethen.(Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-15059))
                                     (111)

10.13 Credit Agreement dated October 4, 1996, in the amount of $50,000,000 by and between the Registrant, the Lenders named therein ("Lenders") and Mercantile Bank of St. Louis National Association, as Agent on behalf of the Lenders.(Incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-15059))./1/

10.14 First Amendment to the Credit Agreement dated December 18, 1996 among the registant and the Lenders named therein.

10.15 Lock-up and Registration Rights Agreement dated September 20,1996 among the Company, Jerry T. Brewer, Clete T. Brewer, Chad J. Brewer, Donald A. Marr, Jr., Robert H. Janes III, John C. Becker, Betty Becker, Donna F. Vassil, Janice Blethen and Capstone Partners, L.L.C.

10.16 Lease among Brewer and Brewer Investments for the StaffMark Corporate offices located at 302 East Millsap Road, City of Fayetteville, County of Washington, State of Arkansas.

10.17 Lease among Maxwell Staffing, Inc. and Maxwell Properties, L.L.C. for the Companys offices located at 8221 East 63rd Place, Tulsa, Oklahoma.

10.18 Lease among Maxwell/Healthcare, Inc. and Maxwell Properties, L.L.C. for the Company's offices located at 8211-8213 East 65th Street, Tulsa, Oklahoma.

11.1 Statement re: computation of per share earnings, reference is made to Note 15 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-K.

21.1 Subsidiaries of StaffMark as of December 31, 1996.

23.1 Consents of Arthur Andersen LLP, Independent Public Accountants.

27.1 Financial Data Schedule for the year ended December 31, 1996, submitted to the Commission in electronic format.

/1/ The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

                                      (112)

                                  Exhibit 10.14

                      FIRST AMENDMENT TO CREDIT AGREEMENT

THIS FIRST AMENDMENT TO CREDIT AGREEMENT
(this "Amendment") is made and entered into as of this 18th day of December, 1996, by and among STAFFMARK, INC., a Delaware corporation (the "Borrower"), the Lenders ("Lenders") who are parties to that certain Credit Agreement with Borrower dated October 4, 1996 (as amended from time to time, the "Credit Agreement"), and MERCANTILE BANK NATIONAL ASSOCIATION, as successor by merger to Mercantile Bank of St. Louis National Association, a national banking association, as agent on behalf of Lenders (in such capacity, the "Agent").
WITNESSETH: WHEREAS, the Borrower, Lenders and the Agent have previously entered into the Credit Agreement; and WHEREAS, the Borrower, Agent and Lenders desire to make certain modifications to the Credit Agreement upon the terms and conditions set forth herein; NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto mutually promise and agree as follows:
1. The definition of "Acceptable Acquisition" in Section 2 of the Credit Agreement hereby is deleted in its entirety and the following is substituted in its place: Acceptable Acquisition shall mean any Acquisition of an ongoing business similar to or consistent with the Borrower's current line of business where each of the following are true: (a) such Acquisition has been:
(i) in the event a corporation or its assets is the subject of such Acquisition, either (x)approved by the Board of Directors of the corporation which is the subject of such Acquisition or (y)recommended by such Board of Directors to the shareholders of such corporation, (ii)in the event a partnership is the subject of such Acquisition, approved by a majority (by percentage of voting power) of the partners of the partnership which is the subject of such Acquisition, (iii)in the event an organization or entity other than a corporation or partnership is the subject of such Acquisition, approved by a majority (by percentage of voting power) of the governing body, if any, or by a majority (by percentage of ownership interest) of the owners of the organization or entity which is the subject of such Acquisition or (iv)in the event the corporation, partnership or other organization or entity which is the subject of such Acquisition is in bankruptcy, approved by the bankruptcy court or another court of competent jurisdiction; (b) Borrower has given Agent and Lenders at least Fifteen (15) Business Days prior written notice of such Acquisition if Lenders' consent is required under the succeeding clause (c) or Five (5) Business Days prior written notice of such Acquisition if Lenders' consent is not required under the succeeding clause (c); (c) if (1) the sum of: (i) the principal amount of any Loan requested in connection with such Acquisition, plus
(ii) the then outstanding principal balance of all Loans made in connection with an Acceptable Acquisition, exceeds $20,000,000.00, and the portion of the purchase price for such Acquisition payable by Borrower in cash exceeds $5,000,000.00, or (2) the portion of the purchase price for such Acquisition payable by Borrower in cash exceeds the lesser of $15,000,000.00 or 25% of Consolidated Shareholders' Equity, Borrower has obtained the prior written consent of the Required Lenders and the Agent; and (d) Borrower or a wholly-owned Subsidiary of Borrower is the surviving entity; provided, however, that no Acquisition shall be an Acceptable Acquisition unless both as of the date of any such Acquisition and immediately following such Acquisition the Borrower is, and on a pro forma basis projects that it will continue to be, in compliance with the terms, covenants and conditions contained in this Agreement and the other Transaction Documents.

2. The words "and its successors and assigns" hereby are added at the end of the definition of "Agent" in Section 2 of the Credit Agreement.

3. The definition of "Consolidated Fixed Charges" in Section 2 of the Credit Agreement hereby is deleted in its entirety and the following is substituted in its place: Consolidated Fixed Charges shall mean the sum of all of the Borrower's and its Consolidated Subsidiaries' expenses under any operating leases within the specified period of any such calculation, plus interest paid or required to be paid during such specified period, including, without limitation, interest charges during such period under any Capitalized Leases, plus all income taxes paid or required to be paid during the specified period of such calculation, plus all payments of principal made or scheduled to be made on any Subordinated Debt as permitted to be paid pursuant to the terms of the subordination and standby agreement or intercreditor agreement made between Agent and the holder of any such Subordinated Debt, plus Capital Expenditures made during the specified period of any such calculation, excluding any expenditures for capital assets acquired by Borrower and its Consolidated Subsidiaries in an Acceptable Acquisition.

4. The definition of "Eligible Accounts" in Section 2 of the Credit Agreement hereby is deleted in its entirety and the following is substituted in its place: Eligible Accounts shall mean all Accounts, except: (a)Accounts which remain unpaid for more than ninety (90) days after their invoice dates and Accounts which are not due and payable within ninety (90) days after their invoice dates; (b)Accounts owing by a single Account Debtor, including a currently scheduled Account, if ten percent (10%) or more of the balance owing by said Account Debtor upon said Accounts is ineligible pursuant to clause (a) above; (c)Accounts with respect to which the Account Debtor is a partner of the Borrower or any Guarantor or a Related Party of the Borrower or any Guarantor;
(d)Accounts with respect to which payment by the Account Debtor is or may be conditional and Accounts commonly known as bill and hold Accounts or Accounts of a similar or like arrangement; (e)Accounts with respect to which the Account Debtor is not a resident or citizen of or otherwise located in the United States of America, unless the Account is backed by a commercial letter of credit in form and substance acceptable to Agent and issued or confirmed by a domestic bank acceptable to Agent; (f)Accounts with respect to which the Account Debtor is the United States of America or any department, agency or instrumentality thereof unless such Accounts are duly assigned to Agent for the benefit of each of the Lenders in accordance with all applicable governmental and regulatory rules and regulations (including, without limitation, the Federal Assignment of Claims Act of 1940, as amended, if applicable) so that Agent is recognized by the Account Debtor to have all of the rights of an assignee of such Accounts;
(g)Accounts with respect to which the Borrower or any Guarantor is or may become liable to the Account Debtor for goods sold or services rendered by such Account Debtor to the Borrower or such Guarantor; (h)Accounts with respect to which the goods giving rise thereto have not been shipped and delivered to and accepted as satisfactory by the Account Debtor thereof or with respect to which the services performed giving rise thereto have not been completed and accepted as satisfactory by the Account Debtor thereof; (i)Accounts (other than specialty medical Accounts) which are not invoiced (and dated as of such date) and sent to the Account Debtor thereof concurrently with or not later than ten
(10) days after the shipment and delivery to and acceptance by said Account Debtor of the goods giving rise thereto or the performance of the services giving rise thereto; (j)Accounts which constitute specialty medical Accounts and which are not invoiced (and dated as of such date) and sent to the Account Debtor thereof concurrently with or not later than thirty (30) days after the shipment and delivery to and acceptance by said Account Debtor of the goods giving rise thereto or the performance of the services giving rise thereto;
(k)Accounts with respect to which possession and/or control of the goods sold giving rise thereto is held, maintained or retained by the Borrower or any Guarantor (or by any agent or custodian of the Borrower or any Guarantor) for the account of or subject to further and/or future direction from the Account Debtor thereof; (l)Accounts arising from a "sale on approval" or a "sale or return;" (m)Accounts as to which Agent or the Required Lenders, at any time or times hereafter, determines, in good faith, by written notice to Borrower, that the prospects of payment or performance by the Account Debtor is or will be impaired; (n)Accounts of an Account Debtor to the extent, but only to the extent, that the same exceed a credit limit determined by Agent or Required Lenders in their discretion, by written notice to Borrower, at any time or times hereafter; (o)Accounts with respect to which the Account Debtor is located in the State of New Jersey, State of West Virginia or the State of Minnesota; provided, however, that such restriction shall not apply if the Borrower or Guarantor having such Account (i)has filed and has effective (A)in respect of Account Debtors located in the State of New Jersey, a Notice of Business Activities Report with the New Jersey Division of Taxation for the then current year, (B)in respect of Account Debtors located in the State of West Virginia, a Notice of Business Activities Report with the West Virginia Division of Taxation for the then current year, or (C)in respect of Account Debtors located in the State of Minnesota, a Minnesota Business Activity Report with the Minnesota Department of Revenue for the then current year, as applicable, or (ii)is otherwise exempt from such reporting requirements under the laws of such State(s); (p) Accounts which constitute accruals for rebates to customers; (q) Accounts of HRA, Inc. unless: (X) Borrower has requested Agent to file UCC-1 financing statements with the Tennessee Secretary of State's Office and in the Recorders' Offices of each county in Tennessee where HRA, Inc. has an office or holds any inventory or equipment on all collateral described in the Subsidiary Security Agreement executed by HRA, Inc. and dated the date hereof, (Y) Agent has conducted UCC searches in Tennessee to its satisfaction evidencing that upon such filings in Tennessee that Agent will hold a first perfected security interest in all Accounts, inventory, equipment and other collateral of HRA, Inc. located in Tennessee, and (Z) Borrower has paid all search fees, filing fees, recording fees and other amounts incurred or required to be paid by Agent under
(X) and (Y) above with the filing in the Tennessee Secretary of State's Office providing for a maximum collateral value in the State of Tennessee of at least $10,000,000.00; and (r)Accounts which are not subject to a first priority perfected security interest in favor of Agent for the benefit of each of the Lenders.

5. The following  new  definition of  "Subsidiary  Pledge  Agreements"
hereby is added to Section 2 of the Credit Agreement: Subsidiary Pledge Agreements shall mean those certain pledge agreements executed respectively by Borrower's Subsidiaries in existence as of the date hereof and delivered to Agent for the benefit of each of the Lenders and the Subsidiary Pledge Agreements executed by any Subsidiary of Borrower created or acquired subsequent to the date of this Agreement, which Subsidiary Pledge Agreement shall be delivered pursuant to Section 4.3 or Section 7.2(e), pledging all of the issued and outstanding capital stock of each Subsidiary of Borrower's Subsidiaries, together with all collateral schedules, stock powers, original stock certificates and other agreements to be delivered in connection therewith pursuant to Section 5.5, all as the same may be from time to time amended.

6. The term "Borrowing Base Certificate" as defined in Section 3.1(c) of the Credit Agreement hereby is amended and deemed to refer to the Borrowing Base Certificate in the form of Exhibit A attached to this Amendment. All references in the Credit Agreement or any of the other Transaction Documents to the Borrowing Base Certificate shall hereafter mean the Borrowing Base Certificate in the form of Exhibit A attached to this Amendment.

7. Section 3.3(a) of the Credit Agreement hereby is deleted in its entirety and the following is substituted in its place: (a) Revolving Credit Loan Advances. Subject to the terms and conditions hereof, Lenders shall cause the Revolving Credit Loans to be made to the Borrower at any time and from time to time during the Term hereof upon timely notice ("Borrowing Notice") to Agent, in writing signed by the authorized representative of the Borrower (including any such notice by facsimile transmission) or, if a Prime Loan is being requested, such Borrowing Notice may be oral provided it is promptly confirmed in writing signed by the authorized representative of the Borrower to Agent, specifying:
(1) the desired amount of the new Revolving Credit Loan, (2) the applicable interest rate option being selected, (3) if a LIBOR Loan is requested, the Interest Period, which in no event shall extend beyond the last day of the Term hereof, and (4) the date on which the Loan proceeds are to be made available to the Borrower, which shall be a Business Day. Each Borrowing Notice must be received by Agent not later than 11:00 a.m. (St. Louis time) on the Business Day on which a Revolving Credit Loan being borrowed as a Prime Loan is to be made, and not later than 11:00 a.m. (St. Louis time) on the third Business Day prior to the Business Day on which a Revolving Credit Loan being borrowed as a LIBOR Loan is to be made. Upon receipt of a Borrowing Notice given to it, the Agent shall notify each Lender by 12:00 noon (St. Louis time) on the date of receipt of such Borrowing Notice by the Agent of the contents thereof and of such Lender's Pro Rata Share of such new Revolving Credit Loan. A Borrowing Notice, once issued, shall not be revocable by the Borrower. Not later than 2:00 p.m. (St. Louis time) on the date of each new Revolving Credit Loan, each Lender shall make available its Pro Rata Share of such Revolving Credit Loan, in federal or other funds immediately available in St. Louis, Missouri, to the Agent at its address specified in or pursuant to Section 10.7. Agent shall not be required to make any amount available to Borrower hereunder except to the extent it shall have received such amounts from the Lenders as set forth herein, provided, however, that unless the Agent shall have been notified by a Lender prior to the date a Revolving Credit Loan is to be made hereunder that such Lender does not intend to make its Pro Rata Share of such Revolving Credit Loan available to the Agent, the Agent may assume that such Lender has made such Pro Rata Share available to the Agent on such date, and the Agent may in reliance upon such assumption make available to the Borrower a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Lender and the Agent has made such amount available to the Borrower, the Agent shall be entitled to receive such amount from such Lender forthwith upon its demand, together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Borrower and ending on but excluding the date the Agent recovers such amount from the Lender at a rate per annum equal to the effective rate charged to the Agent for overnight federal funds transactions with member banks of the Federal Reserve System for each day as determined by the Agent (or in the case of a day which is not a Business Day, then for the preceding day). Subject to the terms and conditions hereof, provided that Agent has received a timely Borrowing Notice, Agent shall (unless Agent determines that any applicable condition specified in Section 4 has not been satisfied) make the funds so received from the Lenders available to Borrower by wiring or otherwise transferring the proceeds of such Loan not later than 2:30 p.m. (St. Louis time) on the Business Day specified in said Borrowing Notice in accordance with any instructions for such disbursement received from the Borrower. The Borrower hereby authorizes Agent and Lenders to rely on telephonic, telegraphic, telecopy, telex or written instructions of any Person identifying himself or herself as a Person authorized to request a Revolving Credit Loan or to make a repayment hereunder, and on any signature which Agent or any of the Lenders believes to be genuine, and the Borrower shall be bound thereby in the same manner as if such Person were actually authorized or such signature were genuine. Borrower also hereby agrees to indemnify Agent and Lenders and hold Agent and Lenders harmless from and against any and all claims, demands, damages, liabilities, losses, costs and expenses (including, without limitation, attorneys' fees and expenses) relating to or arising out of or in connection with the acceptance of instructions for making Revolving Credit Loans or making repayments hereunder unless such acceptance results from the gross negligence or willful misconduct of the Agent or a Lender, as determined by a court of competent jurisdiction. A Borrowing Notice shall not be required in connection with a Prime Loan pursuant to Section 3.4(c).

8. The introductory clause of Section 4.3(c) of the Credit Agreement hereby is deleted in its entirety and the following is substituted in its place: (c) Any Subsidiary created or acquired by Borrower in connection with the Acceptable Acquisition shall have executed and delivered:

9. Subsection (ii) of Section 4.3(c) of the Credit Agreement hereby is deleted in its entirety and the following is substituted in its place: (ii) A Subsidiary Security Agreement and a Subsidiary Pledge Agreement, together with such financing statements, collateral schedules, Reg. U-1 affidavits, stock powers (signed in blank) and other documents as Agent may reasonably require under Sections 5.4 and 5.5, each executed by a duly authorized officer of such new Subsidiary;

10. The following new Section 5.5 hereby is added to the Credit
Agreement: 5.5 Subsidiary Pledge Agreements. In order to further secure the payment when due of the Borrower's Obligations, as guaranteed under each of the respective Subsidiary Guaranties, the Borrower shall cause each of its Subsidiaries to pledge to Agent for the benefit of each of the Lenders all of the issued and outstanding capital stock of each present Subsidiary of such Subsidiary of Borrower, and if any such Subsidiary is created or acquired subsequent to the date hereof, on the date of any such acquisition or formation, Borrower shall cause each of its Subsidiaries to pledge and deliver to Agent for the benefit of each of the Lenders all of the issued and outstanding stock of any such future Subsidiary. Each such pledge shall be evidenced by a General Pledge and Security Agreement executed, respectively, by each such Subsidiary of the Borrower in favor of Agent for the benefit of each of the Lenders in form and substance acceptable to Agent (as the same may from time to time be amended, modified, extended or renewed, the "Subsidiary Pledge Agreements"). The Borrower covenants and agrees to cause each of its Subsidiaries to execute any and all collateral schedules, stock powers, Reg. U-1 affidavits and such other documents as may from time to time be requested by Agent or any Lender in order to create, perfect and maintain the pledges created by the Subsidiary Pledge Agreements and to deliver all original stock certificates for any such present or future Subsidiaries. Upon demand, the Borrower shall pay to Agent or to any other party designated by Agent, all filing fees or transfer fees incurred by Agent in the perfection and administration of the pledges contemplated hereby. Lenders shall have no obligation to make any Loan hereunder or to convert any Loan hereunder to a new interest rate basis unless and until the Borrower has fully satisfied these requirements.

11. The period at the end of subsection  7.1(a)(ix) hereby is replaced with a semicolon and the following two new subsections, (x) and (xi), hereby are added to Section 7.1(a) of the Credit Agreement: (x) Within thirty (30) days after the end of each fiscal month of Borrower, an aging report of Accounts indicating which Accounts are current, up to 30, 30 to 60, 60 to 90 and 90 days or more past the invoice date and including, if requested by Agent, a listing of the names and addresses of all applicable Account Debtors, all in form and detail reasonably satisfactory to Agent and certified as being true, correct and complete by the chief financial officer of Borrower; and (xi) Not less than Fifteen (15) Business Days, if Lenders' consent is required, or Five (5) Business Days if Lenders' consent is not required, under clause (c) of the definition of Acceptable Acquisition in Section 2 of this Agreement, prior to the closing of any Acceptable Acquisition, the following documents and information with respect to such Acceptable Acquisition: (A) a copy of the letter of intent signed by all parties or if no letter of intent has been signed, a detailed summary of the terms and conditions upon which the Acquisition is being negotiated, including Borrower's rationale for pursuing the Acquisition, (B) historical financial statements of the target company and any other documents reasonably requested by any Lender received by Borrower in performing its due diligence; (C) a copy of the financial models run or projections made of the Borrower that include the target company; and (D) such other information and documents reasonably requested by any Lender with respect to such Acceptable Acquisition.

12. Section 7.1(i)(iii) of the Credit Agreement hereby is deleted in its entirety and the following is substituted in its place: iii. Consolidated Shareholders' Equity. Maintain on a consolidated basis determined as of each fiscal quarter-end during the Term hereof, Consolidated Shareholders' Equity of at least the sum of (x) $53,000,000.00, plus (y) fifty percent (50%) of the after tax net income for each fiscal quarter of Borrower in which net income is earned (but zero percent (0%) of any after tax net loss for any fiscal quarter of Borrower in which a net loss is incurred) as shown on Borrower's financial statements delivered pursuant to Section 7.1(a)(i) and (ii), commencing with the addition of any net income for the fiscal quarter ending December 31, 1996, with such required increases to be cumulative for each fiscal quarter thereafter during the Term hereof, plus (z) one hundred percent (100%) of the net proceeds received by Borrower or any of its consolidated Subsidiaries from capital stock issued by Borrower or such Subsidiary subsequent to the date of this Agreement.

13. Section 7.2(e) hereby is deleted in its entirety and the following is substituted in its place: (e) Acquisitions; Subsidiaries. The Borrower will not, and will not cause or permit any Subsidiary to, make or suffer to exist any Acquisition of any Person, except Acceptable Acquisitions. If at any time after the date hereof Borrower shall create any new Subsidiary, whether in connection with an Acceptable Acquisition or otherwise, Borrower shall give Lender fifteen
(15) Business Days' prior written notice thereof, and Borrower shall (w) cause such Subsidiary to execute and deliver to Agent for the benefit of each of the Lenders a Subsidiary Guaranty of all of Borrower's Obligations, (x) cause such Subsidiary to grant a security interest pursuant to a Subsidiary Security Agreement in all of its assets of a type listed in Schedule 5 hereto, (y) cause such Subsidiary to pledge all of the issued and outstanding stock of any Subsidiary to Agent for the benefit of each of the Lenders pursuant to a Subsidiary Pledge Agreement, and deliver to Agent collateral schedules, stock powers and other pledge documents in form and substance satisfactory to Agent and the Required Lenders, and (z) pledge all of the issued and outstanding stock of such Subsidiary to Agent for the benefit of each of the Lenders pursuant to a Pledge Agreement and deliver to Agent collateral schedules, stock powers and other pledge documents in form and substance satisfactory to Agent and the Required Lenders. Borrower further agrees to execute or cause any such Subsidiary to execute such amendments to this Agreement and to the other Transaction Documents or such additional agreements as may be required by Agent and the Lenders to satisfy such obligations.

14. Section 8.14 of the Credit Agreement hereby is deleted in its entirety and the following is substituted in its place: 8.14 Any "Event of Default" (as defined therein) shall occur under or within the meaning of any of the Subsidiary Security Agreements or any of the Subsidiary Pledge Agreements.

15. The paragraph on page 54 of the Credit Agreement beginning with the word "THEN" hereby is deleted in its entirety and the following is substituted in its place: THEN, and in each such event (other than an event described in Section
8.7 or 8.8), Agent may, with the consent of the Required Lenders, or if requested in writing by the Required Lenders, shall declare that the obligations of the Lenders to make Loans and of the Agent to issue Letters of Credit under this Agreement have terminated, whereupon such obligations of Agent and Lenders shall be immediately and forthwith terminated, and Agent may further, with the consent of the Required Lenders, or if requested in writing by the Required Lenders, shall further declare on behalf of each of the Lenders that the entire outstanding principal balance of and all accrued and unpaid interest on the Notes and all of the other Borrower's Obligations are forthwith due and payable, whereupon all of the unpaid principal balance of and all accrued and unpaid interest on the Notes and all such other Borrower's Obligations shall become and be immediately due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower, and Agent and the Lenders may exercise any and all other rights and remedies which any of them may have under any of the other Transaction Documents or under applicable law; provided, however, that upon the occurrence of any event described in Section 8.7 or 8.8, Lenders' obligations to make Loans and Agent's obligation to issue Letters of Credit under this Agreement shall automatically terminate and the entire outstanding principal balance of and all accrued and unpaid interest on the Notes issued under this Agreement and all other Borrower's Obligations shall automatically become immediately due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower, and Agent and the Lenders may exercise any and all other rights and remedies which any of them may have under any of the other Transaction Documents or under applicable law. Following acceleration of Borrower's Obligations hereunder as set forth above, Agent may with the consent of the Required Lenders, or if requested in writing by the Required Lenders and provided with the indemnity required under Section 9.6 shall, proceed to enforce any remedy then available to Agent or any of the Lenders under any applicable law, including, without limitation, all rights granted to Agent hereunder, under the Subsidiary Guaranties, the Security Agreement, the Trademark Assignment, the Pledge Agreement, any of the Subsidiary Security Agreements, any of the Subsidiary Pledge Agreements or any Letter of Credit Application, and the rights and remedies available to a secured party under the Uniform Commercial Code as in effect in the State of Missouri.

16. Schedule 1 referred to in Exhibit E to the Credit Agreement hereby is amended and deemed to refer to Schedule 1 in the form attached to this Amendment. All references in the Credit Agreement or any of the other Transaction Documents to such Schedule 1 shall hereafter mean Schedule 1 in the form attached to this Amendment.

17. Borrower hereby represents and warrants to Agent and to Lenders that: a. The execution, delivery and performance by Borrower of this Amendment are within the corporate powers of Borrower, have been duly authorized by all necessary corporate action and require no action by or in respect of, or filing with, any governmental or regulatory body, agency or official. The execution, delivery and performance by Borrower of this Amendment do not conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under or result in any violation of, and Borrower is not now in default under or in violation of, the terms of the Articles of Incorporation or Bylaws of Borrower, any applicable law, any rule, regulation, order, writ, judgment or decree of any court or governmental or regulatory agency or instrumentality, or any agreement or instrument to which Borrower is a party or by which it is bound or to which it is subject; b. This Amendment has been duly executed and delivered and constitutes the legal, valid and binding obligation of Borrower enforceable in accordance with its terms; and c. As of the date hereof, all of the covenants, representations and warranties of Borrower set forth in the Credit Agreement are true and correct and no "Event of Default" (as defined therein) under or within the meaning of the Credit Agreement, as hereby amended, has occurred and is continuing. d. On or before the date of this Amendment, Borrower has furnished Agent and the Lenders with the following financial statements: an unaudited consolidated balance sheet and consolidated statements of income, retained earnings and cash flows of the Founding Companies as of September 30, 1996, certified by the principal financial officer of the Borrower as being true and correct to the best of his knowledge and as being prepared in accordance with the Borrower's normal accounting procedures. The Borrower further represents and warrants to Agent and each of the Lenders that: (1) said balance sheet and its accompanying notes fairly present the condition of the Founding Companies as of the date thereof; (2) there has been no material adverse change n the condition or operation, financial or otherwise, of any of the Founding Companies since September 30, 1996; and (3) neither the Borrower nor any Founding Company has any direct or contingent liabilities which are not disclosed on said financial statements.

18. The Credit Agreement, as hereby amended, and the other Transaction Documents are and shall remain the binding obligations of Borrower, and except to the extent amended by this Amendment, all of the terms, provisions, conditions, agreements, covenants, representations, warranties and powers contained in the Credit Agreement and the other Transaction Documents shall be and remain in full force and effect and the same are hereby ratified and confirmed.

19. All references in the Credit Agreement or the other Transaction Documents to "this Agreement" and any other references of similar import shall henceforth mean the Credit Agreement as amended by this Amendment.

20. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that Borrower may not assign, transfer or delegate any of its rights or obligations hereunder.

21. This Amendment is made solely for the benefit of Borrower, Agent and Lenders as set forth herein, and is not intended to be relied upon or enforced by any other person or entity.

22. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FOREBEAR FROM ENFORCING REPAYMENT OF A DEBT, INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT, ARE NOT ENFORCEABLE. TO PROTECT BORROWER, AGENT AND LENDERS FROM ANY MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS REACHED BY BORROWER, AGENT AND LENDERS COVERING SUCH MATTERS ARE CONTAINED IN THIS AMENDMENT, THE CREDIT AGREEMENT AND THE OTHER TRANSACTION DOCUMENTS, WHICH CONSTITUTE A COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENTS BETWEEN BORROWER, AGENT AND LENDERS EXCEPT AS BORROWER, AGENT AND LENDERS MAY LATER AGREE IN WRITING TO MODIFY. THIS AMENDMENT, THE CREDIT AGREEMENT AND THE OTHER TRANSACTION DOCUMENTS EMBODY THE ENTIRE AGREEMENT AND UNDERSTANDING BETWEEN THE PARTIES HERETO AND SUPERSEDE ALL PRIOR AGREEMENTS AND UNDERSTANDINGS (ORAL OR WRITTEN) RELATING TO THE SUBJECT MATTER HEREOF.

23. This Amendment shall be governed by and construed in accordance with the internal laws of the State of Missouri.

24. In the event of any inconsistency or conflict between this Amendment and the Credit Agreement or the other Transaction Documents, the terms, provisions and conditions of this Amendment shall govern and control.

     IN WITNESS WHEREOF, the parties have caused this Amendment to be executed and delivered by their duly authorized officers as of the date first above written.

STAFFMARK,  INC.
By: /s/ Terry C. Bellora
Name: Terry C. Bellora
Title: Chief Financial Officer

MERCANTILE BANK NATIONAL ASSOCIATION, as successor by merger to Mercantile Bank of St. Louis National Association, as Lender

By: /s/ Patricia M. Watson
Name: Patricia M. Watson
Title: Vice President

 MERCANTILE  BANK  NATIONAL  ASSOCIATION,  as successor by merger to Mercantile
Bank of St. Louis  National  Association,  as Agent

By: /s/ John C. Billings
Name: John C. Billings
Title: Vice President

                              CONSENT OF GUARANTORS

     The undersigned hereby consent to the terms, provisions and conditions of that certain First Amendment to Credit Agreement dated as of December 18th, 1996 made by and between StaffMark, Inc. as Borrower, and Mercantile Bank National Association, as successor by merger to Mercantile Bank of St. Louis National Association, as Agent and Lender (the "First Amendment"), which amends that certain Credit Agreement dated October 4, 1996 made by and between Borrower, Agent and Lender. The undersigned hereby acknowledge and agree that said amendments by Borrower, Agent and Lender will not affect or impair any of the undersigned's obligations to Agent and the Lenders (as defined in the First Amendment) under: (i) those certain Unlimited Continuing Guaranties, each dated October 4, 1996 and executed respectively by the undersigned in favor of Agent and Lenders (collectively, the "Guaranties"), guarantying all of the obligations of Borrower to Agent and Lenders, which Guaranty obligations are hereby ratified and confirmed. Executed this 18th day of December, 1996.

BREWER  PERSONNEL SERVICES, INC.



By: /s/ Clete T. Brewer
Title: Vice President

PROSTAFF PERSONNEL, INC.


By: /s/ Clete T. Brewer
Title: Vice President


MAXWELL STAFFING, INC.


By: /s/ Clete T. Brewer
Title: Vice President


HRA, INC.



By: /s/ Clete T. Brewer
Title: Vice President


FIRST CHOICE STAFFING, INC.



By: /s/ Clete T. Brewer
Title: Vice President


BLETHEN TEMPORARIES, INC.



By: /s/ Clete T. Brewer
Title: Vice President


PROFESSIONAL RESOURCES, INC.



By: /s/ Clete T. Brewer
Title: Vice President


EXCEL TEMPORARY STAFFING, INC.


By: /s/ Clete T. Brewer
Title: Vice President


DP PROS OF BURLINGTON, INC.



By: /s/ Clete T. Brewer
Title: Vice President



PERSONNEL PLACEMENT, INC.



By: /s/ Clete T. Brewer
Title: Vice President


JAEGER PERSONNEL SERVICES, LTD.



By: /s/ Clete T. Brewer
Title: Vice President

DIXON ENTERPRISES OF BURLINGTON, INC.



By: /s/ Clete T. Brewer
Title: Vice President

TRASEC CORP.



By: /s/ Clete T. Brewer
Title: Vice President

MAXWELL HEALTHCARE, INC.



By: /s/ Clete T. Brewer
Title: Vice President


SQUARE ONE REHAB, INC.



By: /s/ Clete T. Brewer
Title: Vice President



MAXWELL STAFFING OF BRISTOW, INC.



By: /s/ Clete T. Brewer
Title: Vice President


TECHNICAL STAFFING, INC.



By: /s/ Clete T. Brewer
Title: Vice President

                                   EXHIBIT A

                         BORROWING BASE  CERTIFICATE

     This Borrowing Base Certificate is delivered pursuant to Section 3.1(c) of that certain Credit Agreement dated as of October, 4, 1996, by and between StaffMark, Inc., the Lenders a party thereto, and Mercantile Bank of St. Louis National Association as Agent (as from time to time amended, the "Loan Agreement"). All capitalized terms used and not otherwise defined herein shall have the respective meanings ascribed to them in the Loan Agreement.

     Borrower hereby represents and warrants to Lenders that the following information is true and correct as of , 19 :

                    I. BORROWING BASE  CALCULATIONS
1. Total Accounts as of ___________________       $
2. Less  ineligible  Accounts
     (a)  Over 90  days  from  invoice            $
     (b) U. S. Government                         $
     (c) Due from Related Parties $ (d) HRA, Inc
      Accounts (unless Tennessee UCC financing
      statements have been filed)                 $
     (e) All other  ineligible Accounts           $
     (f) Total ineligible  Accounts (sum of
      (a) through (e))                            $
3. Eligible Accounts  (Line 1 minus Line 2(f))    $
4. Advance Rate                                    85%
5. Borrowing Base (Line 3 multiplied by Line 4
but not to exceed $ $20,000,000.00)               $

                         II. LOAN AVAILABILITY
6. Aggregate  principal  amount of outstanding
Revolving Credit Loans                            $
7. Face amount of  outstanding  Letters of Credit $
8. Total  Outstandings  (Line 6 plus Line 7)      $
9. Borrowing Base Excess  (Deficit)  (Line 5
minus Line 8) (Negative amount represents
mandatory repayment)                              $

     If Line 9 above is negative, this Borrowing Base Certificate is accompanied by the mandatory repayment required by Section 3.1(d) of the Loan Agreement. This Borrowing Base Certificate is dated the day of , 19___.

STAFFMARK, INC.
By:
Name:
Title:

                                   Schedule 1
                           To Compliance Certificate

           (The Certificate attached hereto is as of _____________ )

     Capitalized terms used herein shall have the meanings set forth in the Credit Agreement dated as of October 4, 1996 among StaffMark, Inc., Mercantile Bank of St. Louis National Association, as agent, and the lenders named therein (as amended, restated, supplemented or otherwise modified from time to time, the "Agreement"). Subsection references herein relate to the subsections of the Agreement.

A. MAXIMUM CAPITAL  EXPENDITURES
1. Actual Capital  Expenditures for
current  Fiscal  Year-To-Date  $
2.  Maximum  Permitted  (Section  7.2(i))  $

B. CONSOLIDATED  PROFORMA  OPERATING  CASH  FLOW For the 12  months  ended :
1. Net Income  (excluding  extraordinary  items)                 $
2. Income Tax Expense                                            $
3.  Interest Expense                                             $
4. Amortization and Depreciation Expenses                        $
5. Operating Lease Expense                                       $
6. Proforma Operating Cash Flow (Sum of Lines B1 through B5)     $

C. FIXED CHARGE COVERAGE  RATIO
1.  Proforma  Operating  Cash Flow (Line B6 above)               $
2.  Capital Expenditures                                         $
3.  Interest  Paid                                               $
4.  Scheduled  payments  of  principal  on Indebtedness          $
5. Income  Taxes Paid                                            $
6.  Operating  Lease  Expense                                    $
7. Fixed Charges  (Sum of C2 through C6)                         $
8. Fixed  Charges  Coverage (C1 divided by C7)                   _____ to 1.0
9. Minimum Required (Section  7.1(i)(i))                         _____ to 1.0

D. OTHER INDEBTEDNESS
1. Purchase  money debt as of                                    $
2. Maximum  permitted  (Section  7.2(a)(iii))                    $ 4,000,000.00
3.  Subordinated  Debt as of                                     $
4. Maximum  permitted  (Section 7.2(a)(v))                       $ 5,000,000.00
5. Other  Indebtedness                 $
6. Maximum permitted (Section 7.2(a)(vi))                        $ 1,000,000.00

E.  RESTRICTION  ON LEASES
1. Direct and  indirect
obligations with respect to leases                               $
2. Maximum permitted  (Section 7.2(m))                           $

F.  MAXIMUM  LEVERAGE  RATIO
1.  Revolving  Credit Loans  outstanding                         $
2. Reducing Revolver Loans  outstanding                          $
3. Face amount of Letters of Creditoutstanding                   $
4. Other Borrowed Money Indebtedness outstanding                 $
5. Adjusted Total Funded Debt outstanding as of                  $
(Sum of F1 through F4)
6. Proforma Operating Cash Flow (from B6  above)                 $
7. Leverage  Ratio  (F5  divided  by F6)                      _____ to 1.0
8. Maximum Permitted  (Section   7.1(i)(ii))                  _____ to  1.0  G.
SHAREHOLDERS'  EQUITY
1. Shareholders'  Equity                                         $
2. Beginning  Required   Shareholders'  Equity                   $
3. Cumulative  Quarterly  Net Income  (excluding
any  Quarterly Net Losses) for Quarters ending September
30, 1996 and thereafter                                          $
4. 50% of G3                                                     $
5. Net Proceeds of Capital  Stock  issued  subsequent  to
October 4, 1996                                                  $
6.  Total  Required Shareholders' Equity (sum of G2, G4 and G5)  $

                                  Exhibit 10.15
                   LOCK-UP AND REGISTRATION RIGHTS AGREEMENT

     This Lock-Up and Registration Rights Agreement (the "AGREEMENT") dated as of September 20, 1996 is among STAFFMARK, INC., a Delaware corporation ("STAFFMARK"), and JERRY T. BREWER, CLETE T. BREWER, CHAD J. BREWER, DONALD A. MARR, JR., ROBERT H. JANES III, JOHN C. BECKER, BETTY BECKER, DONNA F. VASSIL, JANICE BLETHEN and CAPSTONE PARTNERS, LLC (collectively, together with permitted transferees, the "STOCKHOLDERS").

     WHEREAS, the STOCKHOLDERS are the initial stockholders of STAFFMARK and currently own all the issued and outstanding shares of STAFFMARK common stock, as set forth in Schedule A attached hereto, ("STAFFMARK Stock");
     WHEREAS, in order to facilitate the consummation of the Agreements and Plans of Reorganization dated as of June 17, 1996 (the "Reorganization Agreements") and the consummation of the initial public offering of STAFFMARK Stock, the STOCKHOLDERS have agreed to certain conditions as set forth herein; and
     NOW, THEREFORE, IN CONSIDERATION of the mutual promises, terms, covenants and conditions set forth herein and the performance of each, the parties agree as follows:
     1. Transfer Restrictions. Except for (i) transfers to immediate family members who agree to be bound by the restrictions in this AGREEMENT (or trusts for the benefit of the STOCKHOLDERS (ii) family members, the trustees of which so agree or family limited partnership), or (iii) in the case of Capstone Partners, LLC ("Capstone"), Members of Capstone who agree that they will be subject to the terms and conditions and entitled to the benefits hereof as of parties hereto, for a period of two years from the closing of the initial public offering of STAFFMARK Stock, except in the event of death of any STOCKHOLDER, none of the STOCKHOLDERS shall sell, exchange, transfer or otherwise dispose of
(a) any shares of STAFFMARK Stock, or (b) grant any interest (including, without limitation, an option to buy or sell) in any such shares of STAFFMARK Stock, in whole or in part, and no such attempted transfer shall be treated as effective for any purpose.
     2.1. Piggyback Registration Rights. At any time following the Closing, whenever STAFFMARK proposes to register any STAFFMARK Stock for its own or others' accounts under the 1933 Act for a public offering, other than (i) any shelf registration of shares to be used as consideration for acquisitions of additional businesses by STAFFMARK and (ii) registrations relating solely to employee benefit plans, STAFFMARK shall give each of the STOCKHOLDERS prompt written notice of its intent to do so. Upon the written request of any of the STOCKHOLDERS given within 30 days after receipt of such notice, STAFFMARK shall cause to be included in such registration all of the STAFFMARK Stock which any such STOCKHOLDER requests ("Registrable Securities"), provided that STAFFMARK shall have the right to reduce the number of shares included in such registration to the extent that inclusion of such shares could, in the opinion of tax counsel to STAFFMARK or its independent auditors, jeopardize the status of the transactions contemplated hereby and by the Registration Statement as a tax-free reorganization.
     If a STOCKHOLDER requests inclusion of any shares of Registrable Securities in a registration and if the public offering is to be underwritten, STAFFMARK will request the underwriters of the offering to purchase and sell such shares of Registrable Securities. If STAFFMARK is advised in writing in good faith by any managing underwriter of an underwritten offering of the securities being offered pursuant to any registration statement under this Section 2.2 that the number of shares to be sold by persons other than STAFFMARK is greater than the number of such shares which can be offered without adversely affecting the offering, STAFFMARK may reduce pro rata the number of shares offered for the accounts of such persons (based upon the number of shares held by such person) to a number deemed satisfactory by such managing underwriter; provided, that, for each such offering made by STAFFMARK after the IPO, such reduction shall be made first by reducing the number of shares to be sold by persons other than STAFFMARK and the FOUNDING COMPANY HOLDERS or persons with registration rights equal in right to those of the FOUNDING COMPANY HOLDERS. FOUNDING COMPANY HOLDERS shall mean persons who received StaffMark Stock pursuant to a REORGANIZATION AGREEMENT. StaffMark Stock received by certain FOUNDING COMPANY HOLDERS other than pursuant to a REORGANIZATION AGREEMENT shall not be included in determining the pro rata number of shares which can be offered by the other FOUNDING COMPANY HOLDERS or persons with registration rights equal in right to those of the FOUNDING COMPANY HOLDERS.
     A STOCKHOLDER may at any time prior to the effectiveness of a registration statement withdraw shares of Registrable Securities held by it from the public offering. The fact that any shares of STAFFMARK Stock have been the subject of a request for registration pursuant to this Section 17.1 shall not prevent such shares from being the subject of a future request for registration pursuant to this Section 17.1 if for any reason such shares were not included in the registration statement.
     2.2. Registration Procedures. STAFFMARK will bear all expenses incurred in connection with each registration statement filed in accordance with this Article and any action taken by STAFFMARK in conjunction with the offering made pursuant to such registration statement (including the expense of preparing and filing of such registration statement, furnishing of such number of copies of the prospectus included therein as may be reasonably required in connection with the offering, printing expenses, fees and expenses of independent certified public accountants (including the expense of any audit), qualification of such offering under such state securities laws as the holders of shares of STAFFMARK Stock shall reasonably request, and payment of the fees and expenses of counsel for STAFFMARK, but excluding underwriting commissions and discounts).
     If and whenever STAFFMARK is required to effect or cause the registration of any shares of STAFFMARK Stock under this Article, STAFFMARK will, as expeditiously as possible:
     (a) Prepare and file with the SEC an appropriate registration statement with respect to such shares of STAFFMARK Stock and use its best efforts to cause such registration statement to become effective, provided that before filing a registration statement or prospectus or any amendments or supplements thereto, STAFFMARK will furnish the STOCKHOLDERS with copies of all such documents proposed to be filed;
     (b) Prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith and use its best efforts to cause such registration statement to remain effective for a period of at least sixty (60) days (or such shorter period during which holders shall have sold all Registrable Securities which they requested to be registered) and to comply with the provisions of the 1933 Act (to the extent applicable to STAFFMARK) with respect to the disposition of all securities in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement;

     (c) Furnish to each STOCKHOLDER selling shares of STAFFMARK Stock such number of copies of the registration statement and of each amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus), in conformity with the requirements of the 1933 Act and the regulations thereunder and such other documents, as each seller may reasonably request in order to facilitate a public sale or other disposition of the shares of STAFFMARK Stock;

     (d) Use its best efforts to register or qualify the shares of STAFFMARK Stock covered by such registration statement under the securities or blue sky laws of such states as any selling STOCKHOLDER reasonably requests, and do any and all other acts and things which may be necessary or advisable to enable such seller to consummate the public sale or other disposition in such jurisdictions of shares of STAFFMARK Stock owned by such STOCKHOLDER, except that STAFFMARK will not be required to qualify generally to do business as a foreign corporation in any state wherein it would not but for the requirements of this subparagraph be obligated to be qualified, to subject itself to taxation in any such state, or to consent to general service of process in any such state;

     (e) Notify each STOCKHOLDER selling shares of STAFFMARK Stock covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the 1933 Act, of this happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing. At the request of any such STOCKHOLDER, STAFFMARK will prepare and furnish to each STOCKHOLDER a reasonable number of copies of a supplement or an amendment of such prospectus as may be necessary so that, as thereafter delivered, such prospectus will not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;
     (f) Cause all shares of STAFFMARK Stock covered by such registration statement to be listed on securities exchanges on which similar securities issued by STAFFMARK are then listed, if any;
     (g) Provide a transfer agent and registrar for all shares of STAFFMARK Stock covered by such registration statement not later than the effective date of such registration statement;
     (h) Enter into such customary agreements (including an underwriting agreement in customary form with underwriters) and take such other reasonable and customary action necessary to facilitate the disposition of the shares of STAFFMARK Stock being sold; and
     (i) Make available for inspection by any seller (upon the reasonable request of any such seller) of shares of STAFFMARK Stock covered by such registration statement, by any underwriter participating in any disposition to be effected pursuant to such registration statement and by any attorney, accountant or other agent retained by any such seller or any such underwriter, all financial and other records, pertinent corporate documents and properties of STAFFMARK, and cause all of STAFFMARK's officers, directors and employees to supply all information reasonably requested by any such seller, underwriter, attorney, accountant or agent in connection with such registration statement.
     3. Availability of Rule 144. STAFFMARK shall not be obligated to register shares of STAFFMARK Stock held by any STOCKHOLDER pursuant to this Section 17 if such Registrable Securities held by such STOCKHOLDER may be sold in the public market without registration under the 1933 Act pursuant to Rule 144(k) and any applicable state securities laws.

     4. Merger, etc. In the event that any capital stock or other securities are issued in respect of, in exchange for, or in substitution of, any of the shares of STAFFMARK held by the STOCKHOLDERS by reason of any reorganization, recapitalization, reclassification, merger, consolidation, spin-off, partial or complete liquidation, stock dividend, split-up, partial or complete liquidation, stock dividend, split-up, sale of assets, distribution to stockholders or combination of the shares of STAFFMARK, or any other change in STAFFMARK's capital structure, appropriate adjustment shall be made to the registration rights granted to the STOCKHOLDERS so as to fairly and equitably preserve, as far as practical, the original rights and obligations of the parties hereto under this Agreement.

     5. Counterparts. This AGREEMENT may be executed in counterparts, each of which shall be an original and all of which together shall constitute one and the same instrument.
     4. Governing Law. This AGREEMENT shall in all respects be construed according to the laws of the State of Delaware.

                      [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]



         This AGREEMENT is executed as of the date first above written.



STAFFMARK, INC.


By:___________________                                     /s/ Jerry T. Brewer
Its:___________________                                    JERRY T. BREWER




/s/ Clete T. Brewer                                        /s/ Chad J. Brewer
CLETE T. BREWER                                            CHAD J. BREWER




/s/ Donald A. Marr, Jr.                                    /s/ Robert H. Janes
DONALD A. MARR, JR.                                        ROBERT H. JANES III




/s/ John C. Becker                                         /s/ Betty Becker
JOHN C. BECKER                                             BETTY BECKER




/s/ Donna F. Vassil                                       /s/ Janice Blethen
DONNA F. VASSIL                                            JANICE BLETHEN




CAPSTONE PARTNERS, LLC







K:dhc1598.308


                                                     SCHEDULE A



Stockholder Name      Certificate Number                    Number of Shares

Brewer, Jerry T.             3                                   179,944.00

Brewer, Clete T.             4                                   457,042.00

Brewer, Chad J.              5                                   252,978.00

Marr, Donald A., Jr.         6                                    34,010.00

Janes, III, Robert H.        7                                   184,957.00

Becker, John                 8                                   32,656.00

Becker, Betty                9                                   35,366.00

Vassil, Donna               10                                   16,938.00

Capstone Partners, LLC      11                                  136,042.00

Blethen, Janice             12                                   25,067.00

                                  Exhibit 10.16

                      LEASE AGREEMENT WITH OPTION TO RENEW AND
                                RIGHT OF FIRST REFUSAL


     THIS LEASE AGREEMENT WITH OPTION TO RENEW AND RIGHT OF FIRST REFUSAL (the "Lease") is entered into on the 15th day of January, 1996, by and between Brewer Investments, an Arkansas general partnership, hereinafter referred to as "Lessor," and Brewer Personnel Services, Inc., an Arkansas corporation, Clete T. Brewer, President, Chad J. Brewer, Director, hereinafter collectively referred to as "Lessees," wherein the following mutual covenants and understandings are made and entered into upon the following terms and conditions:

                                       SECTION ONE
                                    SUBJECT OF LEASE

     Lessor hereby lets and leases unto Lessees, and Lessees accept from Lessor, subject to the terms and conditions contained herein, the following described property located at 302 E. Millsap, in the City of Fayetteville, County of Washington, State of Arkansas, to-wit:

     Lot Numbered 8, CMN Business Park, an Addition to the City of Fayetteville, Washington County, Arkansas, as per plat of said Addition on file in the office of the Circuit Clerk and Ex-Officio Recorder of Washington County, Arkansas. Subject to existing easements and restrictions of record, if any.

hereinafter referred to as the "Premises."

                                   SECTION TWO
                                      TERM

     The Premises are hereby leased to Lessees for a period of fifteen (15) years, commencing at 12:01 a.m. on the 15th day of January 1996, and ending at 12:01 a.m. on the 31st day of December, 2011, hereinafter referred to as the "Lease Term."
                                  SECTION THREE
                                  RENTAL AMOUNT

     The monthly rental payment for the Lease Term shall be payable as set forth below in advance on the 1st day of each month, with the first payment being due on or before the date of the signing of this Lease, with the January rent being prorated as of the date the Lease Agreement is signed. The Lessees agree to pay to Lessor as monthly rental the following amounts for the following portions of the Lease Term:

     1. Years 1 - 5: January 1, 1996 through December 1, 2000 the sum of $18,791.00 per month; 2. Years 6 - 10: January 1, 2001 through December 1, 2005 the sum of $19,133.00 per month; 3. Years 11 - 15: January 1, 2006 through December 1, 2015 the sum of $19,475.00 per month;

                                  SECTION FOUR
                             RIGHT OF FIRST REFUSAL

     If the Lessees shall have fully performed every agreement and covenant on Lessees' part to have been kept and performed under the terms of the Lease at the time of exercise, Lessees shall be granted a right of first refusal on the following terms and conditions, to purchase the above-described Premises.

     In the event that the Lessor shall receive a bona fide offer from a third party to purchase the Premises, or if the Lessor shall decide to sell the Premises to any third party, Lessor shall give Lessees a written offer to sell the property described above to the Lessees, setting forth the price and terms of sale as set forth in the offer from the potential third party purchaser of the Premises, or the Lessor's offer to sell to a third party.

     In either event, Lessor shall send the written offer to Lessees at the address required under Section Twenty for notices by certified mail, requiring Lessees to accept the offer in writing and to sign a suitable contract to purchase the Premises within the period of ten (10) business days after the mailing of the notice.

     The failure of Lessees to accept the offer to purchase or sign a contract within the period provided shall nullify and void the right of refusal to Lessees, and Lessor shall be at liberty to sell the Premises to any other person, firm, corporation or other entity, at the price and on the terms offered to Lessees. Any subsequent sale, except to Lessees, shall be subject to this Lease and any renewals or extensions hereof.

                                  SECTION FIVE
                                  RENEWAL TERMS

     If the Lessees shall have fully performed every agreement and covenant on Lessees part to have been kept and performed under the terms of this Lease, and any amendments and renewals hereof at the time of exercise and at the time of each renewal, then upon the expiration of the Lease Term, Lessees shall have the option to renew this Lease of the Premises for as many additional terms of five
(5) years as the parties shall agree (the "Renewal Term"), subject to the following provisions:

     A. Notice of the exercise of the option to renew must be given in writing to Lessor not later than six (6) months prior to the end of the original Lease Term, or each renewal term agreed by the parties, as applicable.

     B. The Right of First Refusal described in Section Four of the Lease shall not be renewed or extended during any of the Renewal Terms.

     C.This Lease may be extended on the same terms and conditions, except the amount of the monthly rental payments, for each of the Renewal Terms. Should the Lessees exercise the option to renew granted herein, the amount of the monthly rental payments for the Renewal Term shall be renegotiated between the Lessor and Lessees at the time of renewal. The amount of the monthly rental payments for the renewal terms shall be as agreed by the parties, and if the parties cannot agree, it shall be based on the fair market value for rentals of similar and comparable properties in the area, not to exceed 8% of the current rental amount.
                                   SECTION SIX
                                      LIENS

     Lessees shall not encumber the Premises or any buildings thereon and shall keep the Premises free and clear of any and all mechanic's, laborer's, materialmen's, and other liens arising out of or in connection with any work or labor done, services performed, or materials or appliances used or furnished for or in connection with any operations of Lessees.
                                  SECTION SEVEN
                             ASSIGNMENT AND SUBLEASE

     Lessees shall not assign any rights, duties or privileges under this Lease, nor allow any other person to occupy or use the Premises (other than invitees of Lessees who are present at the same time the Lessees are present) without the prior written consent of Lessor. A consent to one assignment, sublease, occupation or use by any other person or entity shall not be a concent to any subsequent assignment, sublease, occupation or use by any other person or entity, nor will such consent release the Lessees from any of Lessees obligations hereunder. At Lessor's option, Lessor may release Lessees from this Lease and their obligations hereunder if (1) a sublessee, acceptable to Lessor, is found and (2) the sublessee is willing to enter into a long term lease of the Premises which is acceptable to Lessor. Any assignment or subletting without the written consent of Lessor shall be void, and shall, at the option of the Lessor, terminate this Lease.

                                  SECTION EIGHT
                    WARRANTIES OF TITLE AND QUIET POSSESSION

     Lessor covenants that it has the right to make this Lease, and that Lessees shall have the quiet and peaceable possession of the Premises during the term hereof.

                                  SECTION NINE
                          WASTE AND NUISANCE PROHIBITED

     During the term of this Lease, Lessees shall comply with all laws applicable to Lessees' operation of business on the Premises, the breach of which might result in any penalty on Lessor or forfeiture of Lessor's title to the property. Lessees shall not commit, or suffer to be committed, any waste on the Premises or any nuisance.

                                   SECTION TEN
                            LESSORS' RIGHTS OF ENTRY

     Lessees shall permit Lessor or Lessor's agents to enter into and upon the Premises at all reasonable times during normal business hours, upon prior reasonable notice, for the purpose of inspecting the same; provided that Lessor shall not interfere with the privacy rights or treatment of any of Lessees' patrons while in the Premises, or otherwise disrupt Lessee's business operations.
                                 SECTION ELEVEN
                                    UTILITIES

     Lessees shall fully and promptly pay all water, electricity, gas, telephone service, and other public utilities furnished to the Premises throughout the term hereof.

                                 SECTION TWELVE
                                 TRADE FIXTURES

     All trade fixtures installed by Lessees or acquired by Lessees independently of this Lease shall remain the Lessees' property and may be removed by Lessees at the expiration or termination of this Lease; provided, however, Lessee shall restore the Premises and repair any damage thereto caused by such removal.

                                SECTION THIRTEEN
                       MAINTENANCE AND REPAIR OF PREMISES

     Lessees have inspected the Premises, and acknowledge by signing hereinafter that the Premises are now in a tenantable and good condition. Lessees, at their expense, shall keep the Premises in good order, condition and repair and shall promptly make all repairs and replacements to the Premises of every kind and nature, including but not limited to repairs to the building.

     Lessees shall take good care in the use of the Premises and shall not alter, repair, modify, construct additions or improvements or change the Premises without the written consent of the Lessor; provided that Lessors written consent will not be unreasonably withheld. Lessees, at their expense and with the written consent of Lessor, may make any additions, modifications, and repairs which are needed to comply with any licensing requirements, health and safety regulations, or other requirements or regulations associated with Lessees' use and occupancy of the Premises. Any alterations, improvements and changes the Lessees may desire or need shall be done either by or under the approval of the Lessor, but at the expense of Lessees and shall become the property of Lessor and remain on the Premises.

     Lessees shall, at the termination of this Lease, surrender the Premises to Lessor in as good condition and repair as reasonable and proper use thereof will permit, ordinary wear and tear, damage or destruction by fire, flood, storm, civil commotion, or other unavoidable cause or Acts of God excepted. Lessor shall not be responsible for any additions, replacements or repairs except those which Lessor may specifically assume in writing.

 SECTION FOURTEEN
                                      TAXES

     Lessees shall pay all ad valorem real property taxes and assessments due to improvement districts or governmental bodies which may be levied, assessed or charged against the Premises, and proof of payment thereof shall be submitted to Lessor upon payment. Lessees shall also be responsible for assessing and paying the personal property taxes on any personal property of Lessees located on the Premises and for all license, privilege and occupation taxes levied, assessed or charged against the Lessees on account of the operation of the business on the Premises.
                                 SECTION FIFTEEN
                                    INSURANCE

     Lessees shall, at their own expense, at all times during the Lease Term and any Renewal Term of the Lease, maintain in force a policy or policies of insurance, written by one or more responsible insurance carriers acceptable to Lessor, which will insure Lessor and Lessees against liability for injury to or death of persons or loss or damage to property occurring in or about the Premises. The liability coverage under such insurance shall not be less than $1,000,000.00 per occurrence, or $2,000,000.00 aggregate.

     Lessees shall also, at their expense, at all times during the Lease Term and any Renewal Term of this Lease, keep insured all buildings and improvements on the Premises against all losses or damage by fire and other casualty, in an amount not less than $1,400,000.00, with Lessor and Lessee named as insured parties and with standard mortgagee coverage in favor of all persons who may hold mortgages on the Premises. Lessees, during the Lease Term and any Renewal Term, shall be responsible for insuring the contents of the Premises.

     Lessees shall provide  Lessor with proof of the above  described  insurance
coverage  at  all  times,  and  inform  Lessor  of  any  lapse,   deficiency  or
cancellation, or any notices thereof immediately.

     Should Lessees fail to keep in effect and pay such insurance as it is in this section required to be maintained, Lessor may do so, in which event the insurance premiums paid by Lessor shall become immediately due and payable by Lessees to Lessor.
                                 SECTION SIXTEEN
                           INDEMNIFICATION OF LANDLORD

     Notwithstanding the existence of any insurance provided for in Section Fifteen, Lessees shall indemnify and hold Lessor harmless from and against any and all claims, damages, causes of action, expenses, costs, and liabilities of any nature which may be asserted against Lessor arising out of any breach by Lessees, Lessees' agents, employees, customers, visitors or licensees, of any covenant or condition of this Lease, or as a result of Lessees' use or occupancy of the Premises, or as a result of the carelessness, negligence or improper conduct of Lessees, Lessees' agents, employees, customers, visitors or licensees, except as specifically provided for below. Lessees shall not be responsible for damage caused by the carelessness, negligence or improper conduct of the Lessor.

                                SECTION SEVENTEEN
                        DAMAGE BY FIRE OR OTHER CASUALTY

     In the event of a partial destruction of the Premises during the term of the Lease from any cause covered by Lessees' casualty insurance, to an extent repairable within sixty (60) days from the date of such damage, Lessor shall forthwith repair the same, provided the repairs can be made within sixty (60) days under the laws and regulations of applicable governmental authorities. Any partial destruction shall not annul or void this Lease; however, the Lessees shall be entitled to a proportionate reduction of the monthly rental while the repairs are being made. Any proportionate reduction shall be based on the extent to which the making of repairs shall interfere with the business carried on by Lessees on the Premises. If the repairs cannot be made in sixty (60) days, Lessor may, at its option, make repairs within a reasonable amount of time, and this Lease shall continue in full force and effect with appropriate proportionate reduction of this monthly rental as stated above. In the event Lessor does not elect to make repairs that cannot be made in sixty (60) days, or in the event those repairs cannot be made under the laws and regulations of this applicable governmental authorities, or in the event of a total destruction of the Premises, this Lease may be terminated at the option of either party and in such event, Lessees shall be entitled to a proportionate rebate of the monthly rental based upon number of days remaining for the month in which Rental has been paid.

                                SECTION EIGHTEEN
                                BREACH OR DEFAULT

     Lessees shall have breached this Lease and shall be considered in default hereunder if: (a) Clete T. Brewer and Chad J. Brewer, shall both file a petition in bankruptcy or insolvency or for reorganization under any bankruptcy act, or makes an assignment for the benefit of creditors which is not released within thirty (30) days; (b) involuntary proceedings are instituted against any of the Lessees under any bankruptcy act, and such proceedings are not dismissed within thirty (30) days of the filing thereof; (c) Brewer Personnel Services, an Arkansas corporation, Clete T. Brewer, President & CEO, and Chad J. Brewer, Director, shall both abandon or vacate said Premises before the end of the term of this Lease without being released pursuant to the terms hereof; (d) Lessees suffer the rent to be more than ten (10) days in arrears; or (e) Lessees fail to perform or comply with any of the covenants or conditions of this Lease and such failure continues for a period of ten (10) days.

     In the event of a breach of this Lease by Lessees, the Lessor may elect to take any of the following actions:

     (a) Lessor may terminate this Lease and the use of the Premises by Lessees and remove any goods of Lessees from the Premises, and retain the same or store or dispose of same in such manner as the Lessor shall deem appropriate under the circumstances pursuant to Arkansas law. In the event of storage, Lessees shall be responsible for the reasonable costs of same and such costs of storage shall be a lien against the property if the storage fees are not promptly paid; or

     (b) Lessor may enter said premises as the agent of Lessees, without being liable in any way therefor, and relate the Premises with or without fixtures that may be therein, as the agent of Lessees, at such price and upon such terms and for such duration of time as the Lessor may determine, and receive the rent therefor, applying the same to the payment of the rent due by these presents, and if the full rental herein provided shall not be realized by Lessor over and above the expenses to Lessor in such reletting, the said Lessees shall pay any deficiency upon demand, and if more than the full rental is realized, Lessor will pay over to said Lessees the excess on demand.

     Notwithstanding the above, Lessor is entitled to pursue any remedies available at law or in equity.
                                SECTION NINETEEN
                                  PARTIES BOUND

     The covenants and conditions contained herein shall, subject to the provisions as to assignment, transfer and subletting, apply to and bind the successors and assigns of the parties hereto.

                                 SECTION TWENTY
                                     NOTICES

     Any  notices  provided  for  herein  will be deemed to have been given when
deposited  by  certified  mail,  return  receipt  requested,   postage  prepaid,
addressed to the parties as follows:
         To Lessor:        Brewer Investments
                                    attn:  Jerry Brewer
                                    2683 Joyce Blvd.
                                    Fayetteville, Arkansas  72703

         To Lessees:       Brewer Personnel Services
                                    attn:  Clete T. Brewer, President
                                    302 E. Millsap
                                    Fayetteville, Arkansas  72703

                               SECTION TWENTY-ONE
                                     MERGER

     This Lease Agreement with Option to Renew and Right Of First Refusal contains the entire agreement between the parties and supersedes any prior or contemporaneous oral or written agreements which supplement or contradict the terms and provisions set forth herein.
                               SECTION TWENTY-TWO
                                 APPLICABLE LAW

     This Lease shall be construed in accordance with and governed by the laws of the State of Arkansas applicable to agreements made and to be performed wholly within such jurisdiction with regard to the conflicts of laws provisions thereof. The Courts of the State of Arkansas for Washington County, and the Federal Courts for the Western District of Arkansas shall have jurisdiction over any and all disputes which arise between the parties under this Agreement, whether in law or in equity, and each of the parties shall submit and hereby consents to such Court's exercise of jurisdiction.

                              SECTION TWENTY-THREE
                                 ATTORNEY'S FEES

     If any legal action shall be brought to recover any rent or enforce any right under the terms of this Lease, the prevailing party shall be entitled to recover from the other party any reasonable costs of collection and attorneys' fees incurred as a consequence of enforcing the provisions of the Lease, the amount of which shall be fixed by the Court and shall be made a part of the judgment or decree rendered.

                               SECTION TWENTY-FOUR
                              PROVISIONS SEPARABLE

     In the event any one or more of the provisions contained in this Lease shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect the remaining provisions of this Lease and this Lease shall be construed as if such invalid, illegal or unenforceable provision or provisions had never been contained herein.
                               SECTION TWENTY-FIVE
                           CONSENT OR WAIVER OF BREACH
     The consent of either party to act or the waiver by either party of a breach of any provision of this Lease shall not operate or be constructed as a consent or waiver of any subsequent act or breach by the other party.

                               SECTION TWENTY-SIX
                                  MISCELLANEOUS

     A. Time shall be of the essence with respect to every term and condition of this Lease.
     B. In the event that any rental payment to be made under this Lease is more than ten (10) days past due, Lessees agree to pay a late charge equal to five percent (5%) of said past due rental payment.

     C. This Lease may be amended or modified only by an strument in writing duly executed by all parties hereto or their successors.

     D. This Lease may be executed in multiple counterparts, each of which shall be deemed an original, and all of which shall taken together shall be deemed one instrument.


     IN WITNESS WHEREOF, the parties have executed this Lease Agreement With Right Of First Refusal on this 26th day of December 1995.

LESSOR:

BREWER INVESTMENT,
an Arkansas general partnership

By: /s/ Jerry Brewer
    ---------------
    Jerry Brewer, General Partner

LESSEES:

BREWER PERSONNEL SERVICES, INC.
an Arkansas corporation

By:  /s/ Clete T. Brewer
     --------------------
     Clete T. Brewer, President

     /s/ Chad J. Brewer
     ------------------
     Chad J. Brewer, Director





                                 ACKNOWLEDGMENT

STATE OF ARKANSAS                   )
                                                     )ss.
COUNTY OF WASHINGTON                )

     On this day, before the undersigned, a Notary Public, duly commissioned, qualified and acting, within and for the said County and State, appeared in person the within named Jerry Brewer, to me personally known, who stated that he was a General Partner of Brewer Investments, an Arkansas general partnership, and was duly authorized in his respective capacity to execute the foregoing instrument for and in the name and behalf of said partnership, and further stated and acknowledged that he had so signed, executed and delivered said instrument for the consideration, uses and purposes therein mentioned and set forth.
     IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this 27th day of December, 1995.
My Commission Expires:                                      /s/ Joyce Gail Eads
                                                            -------------------
04-17-99                                                    Notary Public


                                                            ACKNOWLEDGMENT

STATE OF ARKANSAS                   )
                                                     )ss.
COUNTY OF WASHINGTON                )

     On this day, before the undersigned, a Notary Public, duly commissioned, qualified and acting, within and for the said County and State, appeared in person the within named Clete T. Brewer, to me personally known, who stated that he is President of Brewer Personnel Services, an Arkansas corporation, and was duly authorized in his respective capacity to execute the foregoing instrument for and in the name and behalf of said partnership, and further stated and acknowledged that he had so signed, executed and delivered said instrument for the consideration, uses and purposes therein mentioned and set forth.
     IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this 27th day of December, 1995.
My Commission Expires:                                 /s/ Joyce Gail Eads
                                                       -------------------
04-17-99                                                    Notary Public

                                    FIRST AMENDMENT TO LEASE FOR

                                          302 E. Millsap

     Brewer Investments, an Arkansas general partnership, hereinafter referred to as "Lessor" and Brewer Personnel Services, Inc., an Arkansas corporation, hereinafter referred to as "Lessee", agree to amend the Lease Term to a period of five (5) years, commencing at 12:01 a.m. on the 15th day of January 1996, and ending at 12:01 a.m. on the 31st day of December, 2001.
     IN WITNESS WHEREOF, the parties have executed this First Amendment on the 3rd day of April, 1996.
LESSOR:

BREWER INVESTMENT,
an Arkansas general partnership

By: /s/ Jerry Brewer
    ----------------
   Jerry Brewer, General Partner

LESSEES:

BREWER PERSONNEL SERVICES, INC.
an Arkansas corporation

By: /s/ Clete T. Brewer
    -------------------
  Clete T. Brewer, President




                                                            ACKNOWLEDGMENT

STATE OF ARKANSAS                   )
                                                     )ss.
COUNTY OF WASHINGTON                )

     On this day, before the undersigned, a Notary Public, duly commissioned, qualified and acting, within and for the said County and State, appeared in person the within named Jerry Brewer, to me personally known, who stated that he was a General Partner of Brewer Investments, an Arkansas general partnership, and was duly authorized in his respective capacity to execute the foregoing instrument for and in the name and behalf of said partnership, and further stated and acknowledged that he had so signed, executed and delivered said instrument for the consideration, uses and purposes therein mentioned and set forth.
     IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this 3rd day of April, 1996.
My Commission Expires:                               /s/ Lois McAlister
                                                     ------------------
10-21-2005                                               Notary Public


                                                            ACKNOWLEDGMENT

STATE OF ARKANSAS                   )
                                                     )ss.
COUNTY OF WASHINGTON                )

     On this day, before the undersigned, a Notary Public, duly commissioned, qualified and acting, within and for the said County and State, appeared in person the within named Clete T. Brewer, to me personally known, who stated that he is President of Brewer Personnel Services, an Arkansas corporation, and was duly authorized in his respective capacity to execute the foregoing instrument for and in the name and behalf of said partnership, and further stated and acknowledged that he had so signed, executed and delivered said instrument for the consideration, uses and purposes therein mentioned and set forth.
     IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this 3rd day of April, 1996.

My Commission Expires:                               /s/ Lois McAlister
                                                     ------------------
10-21-2005                                              Notary Public

                                      -13-
                                  Exhibit 10.17
                                     LEASE



     This Lease is entered into as of May 15, 1996, by and between Maxwell Properties, L.L.C., an Oklahoma limited liability company ("Lessor"), and Maxwell Staffing, Inc., an Oklahoma corporation ("Lessee").

     The Premises. In consideration of the rents and covenants hereinafter set forth, Lessor hereby leases to Lessee and Lessee hereby leases from Lessor the real property and all buildings and improvements now existing or hereafter placed thereon located at 8221 East 63rd Place, Tulsa, Oklahoma, and more specifically described as set forth on Exhibit A attached hereto (collectively, the "Premises").

     Term. The term of this Lease shall be for a period of three (3) years commencing on June 1, 1996 (the "Commencement Date") and expiring on May 31, 1999, unless sooner terminated as provided herein.

     Rent. Lessee shall pay to Lessor without deduction, setoff or credit, and without demand, at the address of Lessor set forth below or at such other place as Lessor may from time to time designate in writing, the sum of $8,333.33 as monthly rental for the Premises, or $300,000.00 for the term hereof, with monthly installments payable in advance on the first day of each month during the term of this Lease.

     Option to Renew. Lessor hereby grants Lessee the option to extend the term hereof for an additional period of two (2) years (the "Renewal Term"). This option shall be exercisable by Lessee upon delivery of written notice to Lessor, which notice must be received by Lessor not less than one hundred twenty (120) days prior to the expiration of the initial term. All the terms of this Lease shall apply during the Renewal Term except that the Rental for the Renewal Term shall be increased by an amount corresponding to the change in the "CPI" (as defined hereinafter) over the period from the Commencement Date to the reporting period closest to the commencement of the Renewal Term. "CPI" as used herein, shall mean the index now known as the "Consumer Price Index for All Urban
Consumers: U.S. City Average - All Items (1982 - 84) = 100)" published by the United States Department of Labor, Bureau of Labor Statistics. In the event the publication of the CPI is hereafter discontinued, Lessor and Lessee shall agree upon and designate a comparable index to be used in lieu thereof for the purposes thereof.

     Utilities. Lessee shall, during the term hereof, pay all charges and post all security deposits, if any, for all utilities of the Premises, including without limitation, telephone, gas, electricity, water, sewer and garbage removal services.

     Taxes and Assessments. Lessee shall pay all real estate taxes and assessments levied against the Premises or imposed by reason of occupancy of the Premises during the term of this Lease and during any Renewal Term, prior to the time the same became delinquent.

     Use of Premises. The Premises shall be used and occupied by Lessee in connection with general office operations, or any other legal purpose with the prior written consent of Lessor. Lessee shall not possess, occupy or use the Premises in violation of any federal, state or local laws, rules and regulations, or for any purpose that would constitute a nuisance. Lessee shall likewise observe and comply with the requirements of all policies of public liability, fire and all other policies of insurance at any time in force with respect to the Premises or improvements or to the use or manner of use of the same.
     Entry and Inspection. Lessor reserves the right to enter upon the Premises at reasonable hours and upon reasonable notice to inspect the same, or to make repairs, additions or alterations to the Premises, and to enter at any time in the event of an emergency. In the event Lessee fails to exercise its renewal option as provided in Section 4, Lessor may show the Premises to prospective tenants during normal business hours and upon reasonable advance notice to Lessee, and may display a notice on the Premises advertising the same for lease. Lessor further reserves the right at any time during the term hereof to show the Premises to prospective purchasers and to display notices advertising the same for sale; provided, however, that any showing of the Premises to a prospective purchaser will be made during normal business hours and upon reasonable advance notice to Lessee. Notwithstanding the foregoing, all such entries and inspections (except in the case of emergency) shall not unreasonably interfere with Lessee's use and enjoyment of the Premises.

     Maintenance. During the term of this Lease, Lessee, at its own expense, shall repair, replace and maintain the Premises in a good and safe condition including glass, electrical, plumbing, air conditioning, heating and any other system or appliances, fixtures or equipment on the Premises, and shall surrender the same, at termination hereof, in as good condition as received, normal wear and tear excepted. Notwithstanding the foregoing, Lessor, at its own expense, shall maintain and repair the roof, the floor (excluding carpeting), the walls (excluding wall coverings and paint) and structural foundations of the Premises.

     Lessee further agrees to make all repairs to the Premises and to do all interior office painting and decorating when such repairs and/or painting and decorating are necessitated by the occurrence of perils normally covered by fire and extended coverage insurance, or the act or omissions of the Lessee or anyone under Lessee's control. Lessee shall keep and maintain all portions of the Premises in a clean and orderly condition at all times free of accumulation of dirt, rubbish, snow and ice. If Lessee fails to make the repairs required of Lessee herein within ten (10) days, or in the event of an emergency, Lessor may, at Lessor's option, make the repairs in which event Lessee shall reimburse Lessor for the cost thereof as additional rent hereunder within five (5) days of demand therefor. Notwithstanding the foregoing, if repairs by Lessee cannot reasonably be completed within ten (10) days, Lessee shall not be in default of this provision if Lessee commences to make repairs within the ten (10) day period and diligently and in good faith continues to make such repairs.

     Alterations. Lessee shall have the right to make such alterations, decorations, improvements or additions to the Premises as may be proper and necessary for the conduct of its business and/or the fully beneficial use of the Premises. No structural, roofing, plumbing, electrical, or heating and air conditioning changes, however, shall be made by Lessee without on each occasion submitting to Lessor plans and specifications for any proposed changes and obtaining the prior written consent of Lessor, which shall not be unreasonably withheld. Lessor agrees to respond to any such request within twenty (20) days of receipt of said plans and specifications. Lessee agrees that it will procure all necessary permits before making any repairs, alterations, other improvements and/or installations. Any such alterations, decorations, improvements or additions shall, when made, become the property of Lessor and remain at the Premises upon termination or expiration of this Lease; provided, however, that any and all trade fixtures and equipment shall remain the property of Lessee.

     Mechanics' Liens. Lessee shall keep the Premises free and clear of all mechanics' liens resulting from construction done by or for Lessee. Lessee shall have the right to contest the amount or validity of any such lien by appropriate legal proceedings provided Lessee diligently prosecutes such proceedings and does not permit any imminent risk of loss of any part of the Premises in respect of such liens or Lessee's contest thereof.

     Insurance.
Lessee shall, at its sole cost and expense, keep the Premises insured at all times during the primary term of this Lease and all renewals and extensions thereof against loss or damage by fire and such other hazards as are embraced by the standard extended coverage endorsement approved for use in the state in which the Premises are located in an amount not less than the full insurable value of the building and improvements.

     Lessee further agrees to obtain and keep in force during the term hereof, at Lessee's sole cost and expense, comprehensive general public liability insurance with minimum limits of $1,000,000.00 on account of bodily injuries or death and property damage insurance with minimum limits of $1,000,000.00.

     All policies of insurance provided for under this paragraph shall name Lessor, any mortgage lender as Lessor shall designate, and Lessee as named insureds to the extent of their respective interests. The fire and extended coverage insurance policy shall designate any mortgagee of Premises pursuant to a standard mortgage clause. All such policies of insurance shall provide that any loss shall be payable as therein provided notwithstanding any negligence of Lessor, Lessee or any other person.

     All such insurance shall further contain a clause that the insurer thereof will not cancel or amend the policy without first giving Lessor thirty (30) days advance written notice. All insurance required to be obtained and maintained hereunder shall be with reputable insurance companies and a certificate of insurance shall be delivered to Lessor. If Lessee refuses or neglects to secure and maintain insurance policies in compliance with the provisions of this Section, Lessor may, but shall not be required to, secure and maintain such insurance and Lessee shall immediately pay the cost thereof to Lessor as additional rent.
     Mutual Waiver of Subrogation. Lessor and Lessee each hereby waive any and all rights of recovery, claims, actions or causes of action against the other, their respective agents, officers or employees, for any loss or damage that may occur to the Premises or any portion thereof, or any personal property of such party therein, by any cause which is insured against under the insurance policies referenced herein, regardless of the other party hereto, its agents, officers or employees, and any right of subrogation against such other party.

     Quiet Enjoyment. So long as Lessee is not in default of the terms hereunder, Lessee shall and may peaceably and quietly have, hold, occupy, use and enjoy the Premises during the term of this Lease subject to the terms of this Lease.
   Damage or Destruction.

     If the Premises should be totally destroyed by fire or other casualty, or if the Premises would be so damaged so that rebuilding or repairs could not reasonably be completed within ninety (90) working days after the date of written notification by Lessee to Lessor of the destruction, this Lease shall terminate and the rent shall be abated for the unexpired portion of the Lease, effective as of the date of the written notification.
     If the Premises should be partially damaged by fire or other casualty, and rebuilding or repairs can reasonably be completed within ninety (90) working days from the date of written notification by Lessee to Lessor of the destruction, this Lease shall not terminate, but Lessor may at its sole risk and expense proceed with reasonable diligence to build or repair the building or other improvements to substantially the condition in which they existed prior to the damage. In the event the Premises are to be rebuilt or repaired and are untenantable in whole or in part following the damage, rent payable under this Lease during the period for which the Premises are untenantable shall be adjusted to such an extent as may be fair and reasonable under the circumstances. In the event that Lessor fails to complete the necessary repairs of rebuilding within ninety (90) working days from the date of written notification by Lessee to Lessor of the destruction, Lessee may at its option terminate this Lease by delivering written notice of termination to Lessor, whereupon all rights and obligations under the Lease shall cease to exist. In no event shall Lessor be required to expend more for repairs, restoration or replacement then the proceeds of the insurance therefor received by Lessor.
     In the event of damage to the Premises, all insurance proceeds from policies maintained by Lessee shall be utilized for the sole purpose of rebuilding and repairing the Premises. In the event of termination of the Lease as provided above, then all such insurance proceeds shall be paid first to Lessor for the loss of property of Lessor and any remaining amounts shall be paid to Lessee. All settlements of claims concerning policies maintained by Lessee shall be made jointly by Lessee and Lessor.
     Condemnation. In the event the Premises or any part thereof are taken or sold under threat of condemnation, all compensation payable for damage to land and improvements for the taking thereof shall be payable to Lessor, and Lessee does hereby sell, assign, transfer and set over to Lessor any interest Lessee might otherwise have in and to such compensation. Although all damages in the event of any condemnation are to belong to Lessor, whether such damages are awarded as compensation for diminution in value of the leasehold or to the fee of the Premises, Lessee shall have the right to claim and recover from the condemning authority such compensation as may be separately awarded or recoverable by Lessee in Lessee's own right on account of any and all damage to Lessee's business by reason of the condemnation or for or on account of any cost or loss which Lessee might be put in removing Lessee's furniture, fixtures, leasehold improvements, equipment and relocating Lessee's business.

     If the whole of the Premises shall be acquired or condemned by eminent domain for any public or quasi-public use or purpose, then the term of this Lease shall cease and terminate as of the date of title vesting in such proceeding and all rentals shall be paid up to that date and Lessee shall have no claim against Lessor for the value of any unexpired term of this Lease.

     If any portion of the Premises is taken by condemnation, this Lease shall remain in effect, except that Lessee can elect to terminate this Lease if the remaining portion of the buildings or other improvements that are a part of the Premises are rendered unsuitable for Lessee's continued use of the Premises. If Lessee does not terminate this Lease, this Lease shall continue in full force and effect, except that the monthly rent shall be reduced by an amount that is mutually acceptable by the parties.

Indemnification.

     Each party (the "Indemnifying Party") hereby agrees to indemnify, defend and hold harmless the other party and each of its respective shareholders, officers, directors, employees, affiliates , subsidiaries, legal and personal representatives, trustees, successors and assigns, against and from any and all losses, liabilities, damages, claims, demands, costs, obligations, deficiencies and expenses (including without limitation interest, penalties, court costs, and reasonable attorneys' fees and expenses) (collectively, "Losses") arising from or in connection with the negligence or willful misconduct of the Indemnifying Party or its employees, agents or invitees, or breach by the Indemnifying Party of its obligations expressed herein.

     Lessee hereby agrees to indemnify, defend and hold harmless Lessor, and Lessor's legal and personal representatives, successors and assigns, against any and all Losses including, but not limited to, claims for loss or damage to any property or injury to or death of any person asserted by or on behalf of any person, arising out of, resulting from or in any way connected with Lessee's occupancy and/or use of the Premises or the condition, occupancy, use, possession, conduct or management or any work done in or about the Premises or any portion thereof or from the assignment or subletting of any part hereof, except for claims arising from the negligence or willful misconduct of Lessor or its representatives, trustees, successors or assigns.

     Lessee shall defend, indemnify and hold harmless Lessor and Lessor's legal and personal representatives, trustees, successors and assigns, from and against any and all Losses of whatever kind and nature resulting from any accident, occurrence or condition caused by the release by Lessee after the Commencement Date of any toxic or hazardous substance or waste in, on, under, about or affecting the Premises which results in any injury or death of any person or damage to any property or which requires the removal or treatment of such hazardous or toxic substance or waste or any other remedial action or fine under the terms of any law, regulation, rule or directive of any federal, state or local governmental authority.

     Lessor shall defend, indemnify and hold harmless Lessee and each of its shareholders, officers, directors, employees, affiliates or subsidiaries from and against any and all Losses of whatever kind and nature resulting from any accident, occurrence or condition caused by the release by Lessor of any toxic or hazardous substance or waste in, on, under, about or affecting the Premises prior to the Commencement Date, which results in any injury or death to any person or damage to any property or which requires the removal or treatment of such hazardous or toxic substance or waste or any other remedial action or fine under the terms of any law, regulation, rule or directive of any federal, state or local governmental authority.

     The provisions of this Section shall survive the termination of expiration of this Lease and the surrender of the Premises by Lessee.

     Events of Default. The occurrence of any of the following shall constitute a default by Lessee:
     Failure to pay any portion of the rent required to be paid hereunder, or failure to pay any other financial obligation imposed upon Lessee by the terms hereof within ten (10) days after written notice thereof by Lessor to Lessee.

     Failure to perform any other provision of this Lease if the failure to perform is not cured within thirty (30) days after written notice thereof has been given to Lessee. If a default cannot reasonably be cured within thirty (30) days, Lessee shall not be in default of this Lease if Lessee commences to cure the default within the thirty (30) day period and diligently and in good faith continues to cure the default.
     Vacation  and/or  abandonment by Lessee of the Premises in excess of thirty
(30) consecutive days.

     If an order, judgment or decree shall be entered by any court adjudicating the Lessee a bankrupt or insolvent, or approving a petition seeking reorganization of the Lessee or appointing a receiver, trustee or liquidator of the Lessee, or of all or a substantial part of its assets, and such order, judgment or decree shall continue unstayed and in effect for any period of sixty
(60) days.
     Lessee shall file an answer admitting the material allegations of a petition filed against the Lessee in any bankruptcy, reorganization or insolvency proceeding or under any laws relating to the relief of debtors, readjustment or indebtedness, reorganization, arrangements, composition or extension.

     Lessee shall make any assignment for the benefit of creditors or shall apply for or consent to the appointment of a receiver, trustee or liquidator of Lessee or any of the assets of Lessee.

     Lessee shall file a voluntary petition in bankruptcy, or shall admit in writing its ability to pay its debts as they come due or shall file a petition or an answer seeking reorganization or arrangement with creditors or take advantage of any insolvency laws.

     A decree or order appointing a receiver to the property of Lessee shall be made and such decree or order shall not have been vacated within sixty (60) days from the date of entry or granting thereof.

Lessee's Default.

     Upon the occurrence of any of the aforesaid events of default Lessor shall have the option to pursue any one or more of the following remedies without any demand or notice whatsoever: (i) terminate this Lease in which event Lessee shall immediately surrender the Premises to Lessor; (ii) without terminating this Lease, enter upon the Premises and, without disturbing Lessee's occupancy of the Premises, do whatever Lessee is obligated to do under the terms of this Lease whereupon Lessee shall reimburse Lessor upon demand for any reasonable expenses which Lessor may incur in effecting compliance with Lessee's obligations under this Lease; or (iii) take any other action allowed by law.
                           \
     Pursuit of any of the foregoing remedies shall not preclude pursuit of any of the other remedies herein provided or any other remedies provided by law. Nothing provided by law or contained herein shall be deemed to obligate Lessor to expend any funds.
     Failure or delay by Lessor to enforce any one or more of the remedies herein provided or provided by law upon any event of default shall not be deemed or construed to constitute a waiver thereof or preclude the exercise thereof during the continuation of any default hereunder or be deemed or construed to constitute a waiver of any other violation or breach of any of the terms, provisions and covenants herein contained.

     In the event of default by Lessee of any of the terms and conditions of this Lease, and upon such default, interest at 12% per annum shall accrue on all amounts due including costs and reasonable attorney's fees.

     Lessor's Default. Lessor shall be in default of this Lease if it fails or refuses to perform any provision of this Lease that it is obligated to perform if the failure to perform is not cured within thirty (30) days after written notice of the default has been given by Lessee to Lessor. If Lessor's default cannot reasonably be cured within thirty (30) days, Lessor shall not be in default of this Lease if Lessor commences to cure the default within the thirty
(30) day period and diligently and in good faith continues to cure the default.

     Lessee's Right to Cure Lessor's Default. Lessee may, at any time after Lessor commits a default, either terminate this Lease or cure the default at Lessor's cost. If Lessee at any time, by reason of Lessor's default, pays any sum or does any act that requires the payment of any sum, the sum paid by Lessee shall be due immediately from Lessor to Lessee at the time the sum is paid. If Lessor fails to reimburse Lessee as required by this Section, Lessee shall have the right to withhold from future rent due the sum Lessee has paid until Lessee is reimbursed in full for the sum.

     Return on Termination. Upon termination of this Lease for any cause, including expiration of the term or exercise of rights of re-entry by Lessor, Lessee agrees to surrender the Premises to Lessor in as good condition as when received, usual wear and tear excepted. Lessee shall have the right to remove any equipment or trade fixtures it has on the Premises. The removal of any such equipment or trade fixtures shall be coordinated by Lessee with Lessor and shall be completed by Lessee without any destruction or damage to the Premisses.

Miscellaneous.

     Relationship. This Lease does not create the relationship of principal and agent or of partnership or of joint venture or any association between Lessor and Lessee; the sole relationship between Lessor and Lessee is deemed that of lessor and lessee.
     Entire Agreement; Modification; Waiver. This Lease sets forth the entire agreement of the parties hereto with respect to the matters contained herein and no prior or contemporaneous agreement or understanding pertaining to any such matter shall be effective for any purpose. No supplement, modification or amendment to this Lease shall be binding unless executed in writing by all of the parties. No waiver of any of the provisions of this Lease shall be deemed, or shall constitute, any waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the parties making the waiver. No waiver of any default by Lessee hereunder shall be implied from any omission by Lessor to take any action on account of such default if such default persists or is repeated, and no express waiver shall affect any default other than the default specified in the express waiver and that only for the time and to the extent therein stated.

     Attorneys' Fees. In any action between the parties hereto seeking enforcement of any of the terms and provisions of this Lease, the prevailing party in such action shall be entitled, in addition to damages, injunctive or other relief, to its reasonable costs and expenses not limited to taxable costs, and reasonable attorneys' fees to be fixed by the court.

     Notices. All notices, requests, demands, and other communications under this Lease shall be in writing and shall be deemed to have been duly given the party to whom notice is to be given, on the date of service if served personally, and on the date of receipt, refusal or as of the first attempted date of delivery if unclaimed, when sent to the party by U.S. registered or certified mail, postage prepaid, and properly addressed as follows:

                           Lessor:         Maxwell Properties, L.L.C.
                                           7676 South Oswego Place
                                           Tulsa, Oklahoma  74136

                           Lessee:         Maxwell Staffing, Inc.
                                           8221 East 63rd Place
                                           Tulsa, Oklahoma  74133

     By written notice to the other in the manner contemplated hereby, either party may change its address for notices under this Lease.

     Binding Effect/Assignment. This Lease shall be binding upon and inure to the benefit of the parties hereto, and their respective successors, assigns, heirs, legal and personal representatives; provided, however, that Lessee shall not assign, sublet or convey any of its interest in this Lease without the prior written consent of Lessor, which consent shall not be unreasonably withheld. Upon any such proper assignment, sublease or conveyance, Lessee shall remain liable for all obligations of the Lessee hereunder; provided, Lessor shall permit Lessee to submit information to it and will reasonably consider whether or not to release the Lessee upon an assignment, sublease or conveyance after giving due consideration to factors which may include, without limitation, the remaining length of the Lease term, and the creditworthiness of the party to be substituted as compared to Lessee. In the event Lessor sells, transfers or assigns its interest in the Premises, and provided such purchaser, transferee or assignee shall agree in writing to assume all of the obligations of the Lessor under this Lease, Lessor shall be released from any further obligation hereunder, and Lessee agrees to look solely to the successor-in-interest of Lessor for the performance of such obligations.

     Sale of Premises. In the event of any sale of the Premises, or any part thereof or interest therein, by Lessor, including sales by foreclosure or a deed in lieu thereof, the purchaser of the Premises shall be deemed without any further agreement between the parties to have assumed and agreed to carry out any and all of the covenants and obligations of Lessor under this Lease. In the event of any such sale, Lessee agrees to attorn to and become the Lessor of Lessor's successor-in-interest. Lessee may, at its expense, record a copy of this Lease.
     Brokerage. Lessor and Lessee each represent that neither has negotiated nor dealt with any broker in connection with this Lease. Lessor and Lessee shall each indemnify and hold the other harmless from and against any and all claims, loss, liability cost or expense, including reasonable attorneys' fees, arising from or relating to any claim or action by any broker with whom such party has dealt or is alleged to have dealt.

     Construction. This Lease shall be governed by and construed in accordance with the laws of the state in which the Premises are situated, provided, however, that this Lease shall be construed as intended by the parties and no provision of this Lease shall be construed against any party on the ground that such party drafted such provision.

     Headings. The subject headings of the sections and subsections of this Lease are included for purposes of convenience only, and shall not affect the construction or interpretation of any of its provisions.

     Counterparts. This Lease may be signed by the parties in different counterparts and the signature pages combined shall create a document binding on all parties.
     Time of Essence. The parties agree that time is of the essence in the performance of each and every term, covenant and condition of this Lease.

Invalidity and Unenforceability. Should any clause or provision of this Lease be determined by a court of competent jurisdiction to be invalid, void or voidable for any reason, such invalid, void or voidable clause or provision shall not affect the whole of this Lease and the balance of the provisions hereof shall remain in full force and effect. Further, if the original intent of any clause or provision held to be invalid, void or voidable, can be preserved and such invalid, void or voidable clause or provision corrected by revision of the verbiage utilized in this Lease, then the parties hereto shall enter into such written amendments to this Lease as shall be necessary in order to effectuate the enforceability of such clause or provision and the original intent of the parties as reflected hereunder.

     IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the date first above written.
LESSOR:

MAXWELL PROPERTIES, L.L.C.,
an Oklahoma limited liability
company


By: /s/ John H. Maxwell, Jr.
John H. Maxwell, Jr., Manager



LESSEE:

MAXWELL STAFFING, INC.,
an Oklahoma corporation


By: /s/ Sue Maxwell
Sue Maxwell, President













SWR-4717.DL
                                   Exhibit A

Premises


     Lot Five (5), Block One (1), BURNING TREE EXECUTIVE PARK, an Addition to the City of Tulsa, Tulsa County, State of Oklahoma, according to the recorded plat thereof.









                                  Exhibit 10.18

                                     LEASE
     This Lease is entered into as of May 15, 1996, by and between Maxwell Properties, L.L.C., an Oklahoma limited liability company ("Lessor"), and Maxwell/Healthcare, Inc., an Oklahoma corporation ("Lessee").


     The Premises. In consideration of the rents and covenants hereinafter set forth, Lessor hereby leases to Lessee and Lessee hereby leases from Lessor the real property and all buildings and improvements now existing or hereafter placed thereon located at 8211-8213 East 65th Street, Tulsa, Oklahoma, and more specifically described as set forth on Exhibit A attached hereto (collectively, the "Premises").

     Term. The term of this Lease shall be for a period of three (3) years commencing on June 1, 1996 (the "Commencement Date") and expiring on May 31, 1999, unless sooner terminated as provided herein.

     Rent. Lessee shall pay to Lessor without deduction, setoff or credit, and without demand, at the address of Lessor set forth below or at such other place as Lessor may from time to time designate in writing, the sum of $1,500.00 as monthly rental for the Premises, or $54,000.00 for the term hereof, with monthly installments payable in advance on the first day of each month during the term of this Lease.
     Option to Renew. Lessor hereby grants Lessee the option to extend the term hereof for an additional period of two (2) years (the "Renewal Term"). This option shall be exercisable by Lessee upon delivery of written notice to Lessor, which notice must be received by Lessor not less than one hundred twenty (120) days prior to the expiration of the initial term. All the terms of this Lease shall apply during the Renewal Term except that the Rental for the Renewal Term shall be increased by an amount corresponding to the change in the "CPI" (as defined hereinafter) over the period from the Commencement Date to the reporting period closest to the commencement of the Renewal Term. "CPI" as used herein, shall mean the index now known as the "Consumer Price Index for All Urban
Consumers: U.S. City Average - All Items (1982 - 84) = 100)" published by the United States Department of Labor, Bureau of Labor Statistics. In the event the publication of the CPI is hereafter discontinued, Lessor and Lessee shall agree upon and designate a comparable index to be used in lieu thereof for the purposes thereof.

     Utilities. Lessee shall, during the term hereof, pay all charges and post all security deposits, if any, for all utilities of the Premises, including without limitation, telephone, gas, electricity, water, sewer and garbage removal services.
     Taxes and Assessments. Lessee shall pay all real estate taxes and assessments levied against the Premises or imposed by reason of occupancy of the Premises during the term of this Lease and during any Renewal Term, prior to the time the same became delinquent.

     Use of Premises. The Premises shall be used and occupied by Lessee in connection with accommodations for training and orientation of employees of Lessee, or any other legal purpose with the prior written consent of Lessor. Lessee shall not possess, occupy or use the Premises in violation of any federal, state or local laws, rules and regulations, or for any purpose that would constitute a nuisance. Lessee shall likewise observe and comply with the requirements of all policies of public liability, fire and all other policies of insurance at any time in force with respect to the Premises or improvements or to the use or manner of use of the same.

     Entry and Inspection. Lessor reserves the right to enter upon the Premises at reasonable hours and upon reasonable notice to inspect the same, or to make repairs, additions or alterations to the Premises, and to enter at any time in the event of an emergency. In the event Lessee fails to exercise its renewal option as provided in Section 4, Lessor may show the Premises to prospective tenants during normal business hours and upon reasonable advance notice to Lessee, and may display a notice on the Premises advertising the same for lease. Lessor further reserves the right at any time during the term hereof to show the Premises to prospective purchasers and to display notices advertising the same for sale; provided, however, that any showing of the Premises to a prospective purchaser will be made during normal business hours and upon reasonable advance notice to Lessee. Notwithstanding the foregoing, all such entries and inspections (except in the case of emergency) shall not unreasonably interfere with Lessee's use and enjoyment of the Premises.

                  Maintenance.

     During the term of this Lease, Lessee, at its own expense, shall repair, replace and maintain the Premises in a good and safe condition including glass, electrical, plumbing, air conditioning, heating and any other system or appliances, fixtures or equipment on the Premises, and shall surrender the same, at termination hereof, in as good condition as received, normal wear and tear excepted. Notwithstanding the foregoing, Lessor, at its own expense, shall maintain and repair the roof, the floor (excluding carpeting), the walls (excluding wall coverings and paint) and structural foundations of the Premises.

     Lessee further agrees to make all repairs to the Premises and to do all interior office painting and decorating when such repairs and/or painting and decorating are necessitated by the occurrence of perils normally covered by fire and extended coverage insurance, or the act or omissions of the Lessee or anyone under Lessee's control. Lessee shall keep and maintain all portions of the Premises in a clean and orderly condition at all times free of accumulation of dirt, rubbish, snow and ice. If Lessee fails to make the repairs required of Lessee herein within ten (10) days, or in the event of an emergency, Lessor may, at Lessor's option, make the repairs in which event Lessee shall reimburse Lessor for the cost thereof as additional rent hereunder within five (5) days of demand therefor. Notwithstanding the foregoing, if repairs by Lessee cannot reasonably be completed within ten (10) days, Lessee shall not be in default of this provision if Lessee commences to make repairs within the ten (10) day period and diligently and in good faith continues to make such repairs.

     Alterations. Lessee shall have the right to make such alterations, decorations, improvements or additions to the Premises as may be proper and necessary for the conduct of its business and/or the fully beneficial use of the Premises. No structural, roofing, plumbing, electrical, or heating and air conditioning changes, however, shall be made by Lessee without on each occasion submitting to Lessor plans and specifications for any proposed changes and obtaining the prior written consent of Lessor, which shall not be unreasonably withheld. Lessor agrees to respond to any such request within twenty (20) days of receipt of said plans and specifications. Lessee agrees that it will procure all necessary permits before making any repairs, alterations, other improvements and/or installations. Any such alterations, decorations, improvements or additions shall, when made, become the property of Lessor and remain at the Premises upon termination or expiration of this Lease; provided, however, that any and all trade fixtures and equipment shall remain the property of Lessee.

     Mechanics' Liens. Lessee shall keep the Premises free and clear of all mechanics' liens resulting from construction done by or for Lessee. Lessee shall have the right to contest the amount or validity of any such lien by appropriate legal proceedings provided Lessee diligently prosecutes such proceedings and does not permit any imminent risk of loss of any part of the Premises in respect of such liens or Lessee's contest thereof.

Insurance.

     Lessee shall, at its sole cost and expense, keep the Premises insured at all times during the primary term of this Lease and all renewals and extensions thereof against loss or damage by fire and such other hazards as are embraced by the standard extended coverage endorsement approved for use in the state in which the Premises are located in an amount not less than the full insurable value of the building and improvements.

     Lessee further agrees to obtain and keep in force during the term hereof, at Lessee's sole cost and expense, comprehensive general public liability insurance with minimum limits of $1,000,000.00 on account of bodily injuries or death and property damage insurance with minimum limits of $1,000,000.00.

     All policies of insurance provided for under this paragraph shall name Lessor, any mortgage lender as Lessor shall designate, and Lessee as named insureds to the extent of their respective interests. The fire and extended coverage insurance policy shall designate any mortgagee of Premises pursuant to a standard mortgage clause. All such policies of insurance shall provide that any loss shall be payable as therein provided notwithstanding any negligence of Lessor, Lessee or any other person.

     All such insurance shall further contain a clause that the insurer thereof will not cancel or amend the policy without first giving Lessor thirty (30) days advance written notice. All insurance required to be obtained and maintained hereunder shall be with reputable insurance companies and a certificate of insurance shall be delivered to Lessor. If Lessee refuses or neglects to secure and maintain insurance policies in compliance with the provisions of this Section, Lessor may, but shall not be required to, secure and maintain such insurance and Lessee shall immediately pay the cost thereof to Lessor as additional rent.

     Mutual Waiver of Subrogation. Lessor and Lessee each hereby waive any and all rights of recovery, claims, actions or causes of action against the other, their respective agents, officers or employees, for any loss or damage that may occur to the Premises or any portion thereof, or any personal property of such party therein, by any cause which is insured against under the insurance policies referenced herein, regardless of the other party hereto, its agents, officers or employees, and any right of subrogation against such other party.

     Quiet Enjoyment. So long as Lessee is not in default of the terms hereunder, Lessee shall and may peaceably and quietly have, hold, occupy, use and enjoy the Premises during the term of this Lease subject to the terms of this Lease.

Damage or Destruction.

     If the Premises should be totally destroyed by fire or other casualty, or if the Premises would be so damaged so that rebuilding or repairs could not reasonably be completed within ninety (90) working days after the date of written notification by Lessee to Lessor of the destruction, this Lease shall terminate and the rent shall be abated for the unexpired portion of the Lease, effective as of the date of the written notification.

     If the Premises should be partially damaged by fire or other casualty, and rebuilding or repairs can reasonably be completed within ninety (90) working days from the date of written notification by Lessee to Lessor of the destruction, this Lease shall not terminate, but Lessor may at its sole risk and expense proceed with reasonable diligence to build or repair the building or other improvements to substantially the condition in which they existed prior to the damage. In the event the Premises are to be rebuilt or repaired and are untenantable in whole or in part following the damage, rent payable under this Lease during the period for which the Premises are untenantable shall be adjusted to such an extent as may be fair and reasonable under the circumstances. In the event that Lessor fails to complete the necessary repairs of rebuilding within ninety (90) working days from the date of written notification by Lessee to Lessor of the destruction, Lessee may at its option terminate this Lease by delivering written notice of termination to Lessor, whereupon all rights and obligations under the Lease shall cease to exist. In no event shall Lessor be required to expend more for repairs, restoration or replacement then the proceeds of the insurance therefor received by Lessor.

     In the event of damage to the Premises, all insurance proceeds from policies maintained by Lessee shall be utilized for the sole purpose of rebuilding and repairing the Premises. In the event of termination of the Lease as provided above, then all such insurance proceeds shall be paid first to Lessor for the loss of property of Lessor and any remaining amounts shall be paid to Lessee. All settlements of claims concerning policies maintained by Lessee shall be made jointly by Lessee and Lessor.

     Condemnation. In the event the Premises or any part thereof are taken or sold under threat of condemnation, all compensation payable for damage to land and improvements for the taking thereof shall be payable to Lessor, and Lessee does hereby sell, assign, transfer and set over to Lessor any interest Lessee might otherwise have in and to such compensation. Although all damages in the event of any condemnation are to belong to Lessor, whether such damages are awarded as compensation for diminution in value of the leasehold or to the fee of the Premises, Lessee shall have the right to claim and recover from the condemning authority such compensation as may be separately awarded or recoverable by Lessee in Lessee's own right on account of any and all damage to Lessee's business by reason of the condemnation or for or on account of any cost or loss which Lessee might be put in removing Lessee's furniture, fixtures, leasehold improvements, equipment and relocating Lessee's business.

     If the whole of the Premises shall be acquired or condemned by eminent domain for any public or quasi-public use or purpose, then the term of this Lease shall cease and terminate as of the date of title vesting in such proceeding and all rentals shall be paid up to that date and Lessee shall have no claim against Lessor for the value of any unexpired term of this Lease.

     If any portion of the Premises is taken by condemnation, this Lease shall remain in effect, except that Lessee can elect to terminate this Lease if the remaining portion of the buildings or other improvements that are a part of the Premises are rendered unsuitable for Lessee's continued use of the Premises. If Lessee does not terminate this Lease, this Lease shall continue in full force and effect, except that the monthly rent shall be reduced by an amount that is mutually acceptable by the parties.

Indemnification.

     Each party (the "Indemnifying Party") hereby agrees to indemnify, defend and hold harmless the other party and each of its respective shareholders, officers, directors, employees, affiliates , subsidiaries, legal and personal representatives, trustees, successors and assigns, against and from any and all losses, liabilities, damages, claims, demands, costs, obligations, deficiencies and expenses (including without limitation interest, penalties, court costs, and reasonable attorneys' fees and expenses) (collectively, "Losses") arising from or in connection with the negligence or willful misconduct of the Indemnifying Party or its employees, agents or invitees, or breach by the Indemnifying Party of its obligations expressed herein.

     Lessee hereby agrees to indemnify, defend and hold harmless Lessor, and Lessor's legal and personal representatives, successors and assigns, against any and all Losses including, but not limited to, claims for loss or damage to any property or injury to or death of any person asserted by or on behalf of any person, arising out of, resulting from or in any way connected with Lessee's occupancy and/or use of the Premises or the condition, occupancy, use, possession, conduct or management or any work done in or about the Premises or any portion thereof or from the assignment or subletting of any part hereof, except for claims arising from the negligence or willful misconduct of Lessor or its representatives, trustees, successors or assigns.

     Lessee shall defend, indemnify and hold harmless Lessor and Lessor's legal and personal representatives, trustees, successors and assigns, from and against any and all Losses of whatever kind and nature resulting from any accident, occurrence or condition caused by the release by Lessee after the Commencement Date of any toxic or hazardous substance or waste in, on, under, about or affecting the Premises which results in any injury or death of any person or damage to any property or which requires the removal or treatment of such hazardous or toxic substance or waste or any other remedial action or fine under the terms of any law, regulation, rule or directive of any federal, state or local governmental authority.

     Lessor shall defend, indemnify and hold harmless Lessee and each of its shareholders, officers, directors, employees, affiliates or subsidiaries from and against any and all Losses of whatever kind and nature resulting from any accident, occurrence or condition caused by the release by Lessor of any toxic or hazardous substance or waste in, on, under, about or affecting the Premises prior to the Commencement Date, which results in any injury or death to any person or damage to any property or which requires the removal or treatment of such hazardous or toxic substance or waste or any other remedial action or fine under the terms of any law, regulation, rule or directive of any federal, state or local governmental authority.

     The provisions of this Section shall survive the termination of expiration of this Lease and the surrender of the Premises by Lessee.
     Events of Default. The occurrence of any of the following shall constitute a default by Lessee:

   Failure to pay any portion of the rent required to be paid hereunder, or failure to pay any other financial obligation imposed upon Lessee by the terms hereof within ten (10) days after written notice thereof by Lessor to Lessee.

     Failure to perform any other provision of this Lease if the failure to perform is not cured within thirty (30) days after written notice thereof has been given to Lessee. If a default cannot reasonably be cured within thirty (30) days, Lessee shall not be in default of this Lease if Lessee commences to cure the default within the thirty (30) day period and diligently and in good faith continues to cure the default.


     If an order, judgment or decree shall be entered by any court adjudicating the Lessee a bankrupt or insolvent, or approving a petition seeking reorganization of the Lessee or appointing a receiver, trustee or liquidator of the Lessee, or of all or a substantial part of its assets, and such order, judgment or decree shall continue unstayed and in effect for any period of sixty
(60) days.
     Lessee shall file an answer admitting the material allegations of a petition filed against the Lessee in any bankruptcy, reorganization or insolvency proceeding or under any laws relating to the relief of debtors, readjustment or indebtedness, reorganization, arrangements, composition or extension.
     Lessee shall make any assignment for the benefit of creditors or shall apply for or consent to the appointment of a receiver, trustee or liquidator of Lessee or any of the assets of Lessee.

     Lessee shall file a voluntary petition in bankruptcy, or shall admit in writing its ability to pay its debts as they come due or shall file a petition or an answer seeking reorganization or arrangement with creditors or take advantage of any insolvency laws.

     A decree or order appointing a receiver to the property of Lessee shall be made and such decree or order shall not have been vacated within sixty (60) days from the date of entry or granting thereof.
                  Lessee's Default.

Upon the occurrence of any of the aforesaid events of default Lessor shall have the option to pursue any one or more of the following remedies without any demand or notice whatsoever: (i) terminate this Lease in which event Lessee shall immediately surrender the Premises to Lessor; (ii) without terminating this Lease, enter upon the Premises and, without disturbing Lessee's occupancy of the Premises, do whatever Lessee is obligated to do under the terms of this Lease whereupon Lessee shall reimburse Lessor upon demand for any reasonable expenses which Lessor may incur in effecting compliance with Lessee's obligations under this Lease; or (iii) take any other action allowed by law.

     Pursuit of any of the foregoing remedies shall not preclude pursuit of any of the other remedies herein provided or any other remedies provided by law. Nothing provided by law or contained herein shall be deemed to obligate Lessor to expend any funds.

     Failure or delay by Lessor to enforce any one or more of the remedies herein provided or provided by law upon any event of default shall not be deemed or construed to constitute a waiver thereof or preclude the exercise thereof during the continuation of any default hereunder or be deemed or construed to constitute a waiver of any other violation or breach of any of the terms, provisions and covenants herein contained.

     In the event of default by Lessee of any of the terms and conditions of this Lease, and upon such default, interest at 12% per annum shall accrue on all amounts due including costs and reasonable attorney's fees.

     Lessor's Default. Lessor shall be in default of this Lease if it fails or refuses to perform any provision of this Lease that it is obligated to perform if the failure to perform is not cured within thirty (30) days after written notice of the default has been given by Lessee to Lessor. If Lessor's default cannot reasonably be cured within thirty (30) days, Lessor shall not be in default of this Lease if Lessor commences to cure the default within the thirty
(30) day period and diligently and in good faith continues to cure the default.

     Lessee's Right to Cure Lessor's Default. Lessee may, at any time after Lessor commits a default, either terminate this Lease or cure the default at Lessor's cost. If Lessee at any time, by reason of Lessor's default, pays any sum or does any act that requires the payment of any sum, the sum paid by Lessee shall be due immediately from Lessor to Lessee at the time the sum is paid. If Lessor fails to reimburse Lessee as required by this Section, Lessee shall have the right to withhold from future rent due the sum Lessee has paid until Lessee is reimbursed in full for the sum.

     Return on Termination. Upon termination of this Lease for any cause, including expiration of the term or exercise of rights of re-entry by Lessor, Lessee agrees to surrender the Premises to Lessor in as good condition as when received, usual wear and tear excepted. Lessee shall have the right to remove any equipment or trade fixtures it has on the Premises. The removal of any such equipment or trade fixtures shall be coordinated by Lessee with Lessor and shall be completed by Lessee without any destruction or damage to the Premisses.
                  Miscellaneous.

     Relationship. This Lease does not create the relationship of principal and agent or of partnership or of joint venture or any association between Lessor and Lessee; the sole relationship between Lessor and Lessee is deemed that of lessor and lessee.
     Entire Agreement; Modification; Waiver. This Lease sets forth the entire agreement of the parties hereto with respect to the matters contained herein and no prior or contemporaneous agreement or understanding pertaining to any such matter shall be effective for any purpose. No supplement, modification or amendment to this Lease shall be binding unless executed in writing by all of the parties. No waiver of any of the provisions of this Lease shall be deemed, or shall constitute, any waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the parties making the waiver. No waiver of any default by Lessee hereunder shall be implied from any omission by Lessor to take any action on account of such default if such default persists or is repeated, and no express waiver shall affect any default other than the default specified in the express waiver and that only for the time and to the extent therein stated.

     Attorneys' Fees. In any action between the parties hereto seeking enforcement of any of the terms and provisions of this Lease, the prevailing party in such action shall be entitled, in addition to damages, injunctive or other relief, to its reasonable costs and expenses not limited to taxable costs, and reasonable attorneys' fees to be fixed by the court.

     Notices. All notices, requests, demands, and other communications under this Lease shall be in writing and shall be deemed to have been duly given the party to whom notice is to be given, on the date of service if served personally, and on the date of receipt, refusal or as of the first attempted date of delivery if unclaimed, when sent to the party by U.S. registered or certified mail, postage prepaid, and properly addressed as follows:

                           Lessor:         Maxwell Properties, L.L.C.
                                           7676 South Oswego Place
                                           Tulsa, Oklahoma  74136

                           Lessee:         Maxwell/Healthcare, Inc.
                                           8221 East 63rd Place
                                           Tulsa, Oklahoma  74133

     By written notice to the other in the manner contemplated hereby, either party may change its address for notices under this Lease.

     Binding Effect/Assignment. This Lease shall be binding upon and inure to the benefit of the parties hereto, and their respective successors, assigns, heirs, legal and personal representatives; provided, however, that Lessee shall not assign, sublet or convey any of its interest in this Lease without the prior written consent of Lessor, which consent shall not be unreasonably withheld. Upon any such proper assignment, sublease or conveyance, Lessee shall remain liable for all obligations of the Lessee hereunder; provided, Lessor shall permit Lessee to submit information to it and will reasonably consider whether or not to release the Lessee upon an assignment, sublease or conveyance after giving due consideration to factors which may include, without limitation, the remaining length of the Lease term, and the creditworthiness of the party to be substituted as compared to Lessee. In the event Lessor sells, transfers or assigns its interest in the Premises, and provided such purchaser, transferee or assignee shall agree in writing to assume all of the obligations of the Lessor under this Lease, Lessor shall be released from any further obligation hereunder, and Lessee agrees to look solely to the successor-in-interest of Lessor for the performance of such obligations.

     Sale of Premises. In the event of any sale of the Premises, or any part thereof or interest therein, by Lessor, including sales by foreclosure or a deed in lieu thereof, the purchaser of the Premises shall be deemed without any further agreement between the parties to have assumed and agreed to carry out any and all of the covenants and obligations of Lessor under this Lease. In the event of any such sale, Lessee agrees to attorn to and become the Lessor of Lessor's successor-in-interest. Lessee may, at its expense, record a copy of this Lease.
     Brokerage. Lessor and Lessee each represent that neither has negotiated nor dealt with any broker in connection with this Lease. Lessor and Lessee shall each indemnify and hold the other harmless from and against any and all claims, loss, liability cost or expense, including reasonable attorneys' fees, arising from or relating to any claim or action by any broker with whom such party has dealt or is alleged to have dealt.

     Construction. This Lease shall be governed by and construed in accordance with the laws of the state in which the Premises are situated, provided, however, that this Lease shall be construed as intended by the parties and no provision of this Lease shall be construed against any party on the ground that such party drafted such provision.

     Headings. The subject headings of the sections and subsections of this Lease are included for purposes of convenience only, and shall not affect the construction or interpretation of any of its provisions.

     Counterparts. This Lease may be signed by the parties in different counterparts and the signature pages combined shall create a document binding on all parties.


     Invalidity and Unenforceability. Should any clause or provision of this Lease be determined by a court of competent jurisdiction to be invalid, void or voidable for any reason, such invalid, void or voidable clause or provision shall not affect the whole of this Lease and the balance of the provisions hereof shall remain in full force and effect. Further, if the original intent of any clause or provision held to be invalid, void or voidable, can be preserved and such invalid, void or voidable clause or provision corrected by revision of the verbiage utilized in this Lease, then the parties hereto shall enter into such written amendments to this Lease as shall be necessary in order to effectuate the enforceability of such clause or provision and the original intent of the parties as reflected hereunder.

     IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the date first above written.
LESSOR:

MAXWELL PROPERTIES, L.L.C.,
an Oklahoma limited liability
company


By: /s/ John H. Maxwell, Jr.
John H. Maxwell, Jr., Manager



LESSEE:

MAXWELL/HEALTHCARE, INC.,
an Oklahoma corporation


By: /s/ John H. Maxwell, Jr.
John H. Maxwell, Jr.,
President






SWR-4721.DL
                                    Exhibit A

                                    Premises


     Lot Twenty-Two (22), Block One (1), BURNING TREE WEST RESUBDIVISION, a portion of Lot Two (2), Block Six (6), BURNING TREE ADDITION, City of Tulsa, Tulsa County, State of Oklahoma, according to the recorded plat thereof.

                                  EXHIBIT 21.1
 SUBSIDIARIES OF STAFFMARK, INC.



SUBSIDIARY                                                  STATE OR COUNTRY
                                                             OF ORGANIZATION


Brewer Personnel Services, Inc.                                  Arkansas
Blethen Temporaries, Inc.                                     North Carolina
Dixon Enterprises of Burlington, Inc.                         North Carolina
DP Pros of Burlington, Inc.                                   North Carolina
Jaeger Personnel Services, Inc.                               North Carolina
Personnel Placement, Inc.                                     North Carolina
Trasec Corp.                                                  North Carolina
First Choice Staffing, Inc.                                   South Carolina
HRA, Inc.                                                        Tennessee
Maxwell Staffing, Inc.                                            Oklahoma
Maxwell/Healthcare, Inc.                                          Oklahoma
Maxwell Staffing of Bristow, Inc.                                 Oklahoma
Square One Rehab, Inc.                                            Oklahoma
Technical Staffing, Inc.                                          Oklahoma
Prostaff Personnel, Inc.                                          Arkansas
Excel Temporary Staffing, Inc.                                    Arkansas
Professional Resources, Inc.                                      Arkansas
The Technology Source Acquisition Corporation                     Delaware
Tom Bain Personnel, Inc., a subsidiary of HRA, Inc.              Tennessee

                                 EXHIBIT 23.1.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

       As independent public accountants, we hereby consent to the use of our reports included in or made part of this Form 10-K. It should be noted that we have not audited any financial statements of StaffMark, Inc. subsequent to December 31, 1996, or the Maxwell Companies or the Prostaff Companies subsequent to September 30, 1996, and have not performed any audit procedures subsequent to the dates of our reports.



                                                             ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
March 12, 1997.

                                 EXHIBIT 23.1.2

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

       As independent public accountants, we hereby consent to the use of our report included in or made part of this Form 10-K. It should be noted that we have not audited any financial statements of HRA, Inc. subsequent to September 30 1996, or performed any audit procedures subsequent to the date of our report.



                                                             ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 12, 1997.

                                 EXHIBIT 23.1.3

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

       As independent public accountants, we hereby consent to the use of our reports included in or made part of this Form 10-K. It should be noted that we have not audited any financial statements of First Choice Staffing, Inc. or the Blethen Group subsequent to September 29, 1996, or performed any audit procedures subsequent to the dates of our reports.



                                                             ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
March 12, 1997.