Form 10-K/A
period 1996-12-31
STAFFMARK INC
filed 1997-03-24
CIK 1017968

35
                                       26
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K/A


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

                                      (9)

Directors and Executive Officers

Name                Age        Position

Jerry T. Brewer (1)  56     Chairman of the Board
Clete T. Brewer (1)  31     Chief Executive Officer and President; Director
Terry C. Bellora     50     Chief Financial Officer
Ted Feldman          43     Chief Operating Officer
Robert H. Janes III  30     Executive Vice President - Mergers and  Acquisitions
W. David Bartholomew 40     Executive Vice President - Southeastern Operations;
Director  Donald A.
Marr,  Jr.           32     Executive  Vice  President  -  Southwestern
Operations
Steven E.  Schulte   34     Executive  Vice  President -  Administration;
Director
John H.  Maxwell,
Jr.  (2)             53     Executive  Vice  President  -  Medical
Services;  Director
Janice Blethen       53     Executive Vice President - Clinical Trials
Support Services; Director
William T. Gregory   54     Vice President and General Manager-Carolina Region;
Director
Mary Sue Maxwell (2) 54     Vice President and General Manager-Oklahoma Region
William J. Lynch     54     Director
R. Clayton McWhorter 63     Director
Charles A. Sanders,
M.D.                 65     Director

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of the Company's security holders from the closing date of the Offering to the end of the fiscal year covered by this report.

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

                                         Years Ended December 31,
                               ------------------------------------------------
                                 1992     1993      1994     1995      1996
                               --------- -------- --------- -------- ----------
                                           (In thousands, except per share data)
Statement of Income Data:
Revenues ...................   $ 11,159  $12,313   $27,894  $43,874  $104,476

Cost of Services ...........      9,609   10,063    22,906   35,115    81,607

                               -------   -------   -------   -------   -------
Gross profit ...............      1,550    2,250     4,988    8,759    22,869
Operating expenses:
   Selling, general and .....
   administrative ..............  1,043    1,623     3,483    5,804    14,623
   Depreciation and amortization    113      121       256      591     1,374
                                 ------   -------   -------   -------   -----
Operating income ...............    394       506    1,249    2,364     6,872
Interest expense ...............     26        54       92      801     1,188
Net income .....................    381       478    1,177    1,587     4,023

Pro Forma:
    Revenues (1)....           $200,020
    Operating income (2)         11,893
    Net income (2)(3)....         6,368
    Net income per share ....      0.67
    Weighted average shares outstanding (4).. 9,545


                                           As of December 31,
                             ------------------------------------------------
Balance Sheet Data:              1992     1993      1994     1995      1996
                              --------- -------- --------- -------- ----------
Working capital ...........     ($324)    $336     $1,157   $1,508   $24,050
Total assets ................   2,321    2,917      4,054   21,752    71,498

Long-term debt, incl. current
   maturities ...............      --    1,232        224   15,986      --
Stockholders' equity ........     846    1,110      2,110    2,786    58,110
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

Combined Results for the Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994.

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



                                                          ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 5, 1997.
                                      (21)

================================================================================
                                            STAFFMARK, INC.
================================================================================

                                      CONSOLIDATED BALANCE SHEETS

                                                 December 31,
                                                   1995         1996
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............   $   319,159   $13,856,422
   Accounts receivable, net of allowance
      for doubtful accounts of $214,187 and
      $441,397                                  4,798,476    21,064,875
   Prepaid expenses and other .............       253,143     1,577,508
              Total current assets ........     5,370,778    36,498,805
PROPERTY AND EQUIPMENT, net ...............       796,930     4,003,638
INTANGIBLE ASSETS, net ....................    15,555,459    30,512,571
OTHER ASSETS ..............................        29,192       483,217
                                              $21,752,359   $71,498,231

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and other accrued
      liabilities .........................   $   648,106   $ 1,907,331
   Outstanding checks .........................   226,307       176,156
   Payroll and related liabilities .............1,020,973     3,515,743
   Reserve for workers' compensation claims ....  775,801     3,771,398
   Line of credit ..............................  309,068          --
   Current maturities of long-term debt ........  882,487          --
   Income taxes payable .......................      --       2,415,203
   Deferred income taxes .......................     --         662,505
              Total current liabilities ........3,862,742    12,448,336
LONG-TERM DEBT, less current maturities ...    15,103,831          --
OTHER LONG-TERM LIABILITIES .......... ....          --         518,669
DEFERRED INCOME TAXES .....................          --         421,147
COMMITMENTS AND CONTINGENCIES
(Notes 12 through 14) STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized shares of 1,000,000;
no shares issued or outstanding ..........           --            --
Common stock, $.01 par value in 1995 and 1996; authorized
shares of 10,000 in 1995 and 26,000,000 in 1996; shares
issued and outstanding of 117.5 in 1995
and 13,417,012 in 1996                                  1       134,170
Paid-in capital ...........................        98,059    55,379,391
Retained earnings .........................     2,687,726     2,596,518
              Total stockholders' equity ..     2,785,786    58,110,079
                                              $21,752,359   $71,498,231

                 The   accompanying   notes   to   consolidated   financial
                 statements are an integral part of these consolidated balance sheets.
                                      (22)

================================================================================
                                            STAFFMARK, INC.
================================================================================

                                   CONSOLIDATED STATEMENTS OF INCOME

                                             Fiscal Years
                                      1994            1995              1996

SERVICE REVENUES ......  .       $ 27,894,455     $43,874,246      $104,476,109
COST OF SERVICES .............     22,906,230      35,115,355        81,606,986
              Gross profit ..       4,988,225       8,758,891        22,869,123
OPERATING EXPENSES:
   Selling, general and
      administrative .........      3,483,070       5,804,348        14,623,615
   Depreciation and
      amortization ..............     255,895         590,066         1,373,954
              Operating income ...  1,249,260       2,364,477         6,871,554
OTHER INCOME (EXPENSE):
   Interest expense ..........        (92,132)       (800,704)       (1,375,879)
   Other, net ................         19,653          22,765           300,954
   Income before provision
   for income taxes                 1,176,781       1,586,538         5,796,629
PROVISION FOR INCOME TAXES ......       --              --            1,773,833
   Net income .....              $  1,176,781      $1,586,538      $  4,022,796

Unaudited Pro Forma Data (Note 15):
   Pro forma net income ..............................             $  6,368,000
   Pro forma earnings per share ......................             $       0.67
   Weighted average common shares outstanding ........                9,545,558

Theaccompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                                      (23)

================================================================================
                                            STAFFMARK, INC.
================================================================================

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Common Stock Paid-in              Retained
                             Shares  Amount   Capital     Earnings    Total
BALANCE, January 2, 1994      117.5 $40,424    $  -      $1,069,269  $1,109,693
   Net income                   -       -         -       1,176,781   1,176,781
   Dividends                    -       -         -        (176,271)   (176,271)

BALANCE, January 1, 1995      117.5  40,424       -       2,069,779   2,110,203
   Change in the par value
      stock from no par
      to $.01 per share         -   (40,423)      40,423      -           -
   Net income                   -         -       -       1,586,538   1,586,538
   Contribution                 -         -       57,636      -          57,636
   Dividends                    -         -       -        (968,591)   (968,591)
BALANCE, December 31, 1995   117.5        1       98,059  2,687,726   2,785,786
   Dividends declared:
      Cash                      -         -       -      (1,015,092) (1,015,092)
      Property                  -         -       -         (73,700)    (73,700)
   Shares issued in
      conjunction with
      purchase of On Call     10.0        -      319,149       -        319,149
   Exercise of stock options   7.5        -      160,000       -        160,000
   Issuance of common stock
   upon formation of
   StaffMark, Inc.         1,000.0       10       -            -             10
   Split of StaffMark,
   Inc. common stock   1,354,000.0   13,540      (13,540)      -           -
   Issuance of common stock,
   net of offering
   costs               6,325,000.0    63,250  66,518,234       -     66,581,484
   Conversion of Brewer
   common stock into common
   stock of StaffMark,
   Inc.                1,934,865.0    19,349  (2,969,349)      -     (2,950,000)
   Acquisition of Other
   Founding Companies  3,683,249.0    36,832 (10,940,326)      -    (10,903,494)
   Reclassification of
     retained earnings in
   conjunction with the conversion from
   S Corporation to C Corporation status
   for tax reporting
   purposes                 -          -       3,025,212 (3,025,212)      -
   Establishment of deferred income tax
   liabilities in conjunction with the
   conversion from S Corporation to
   C Corporation status for tax
   reporting purposes       -          -      (1,839,706)     -      (1,839,706)
   Shares issued in conjunction
   with purchase of
   Technology Source     118,763.0    1,188    1,021,658      -       1,022,846
   Net income               -          -             -    4,022,796   4,022,796
BALANCE,
December 31, 1996     13,417,012.0 $134,170  $55,379,391 $2,596,518 $58,110,079

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

                                      (25)

                                            STAFFMARK, INC.

                                                     Fiscal Years
                                         1994           1995             1996

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock,
 net of offering costs               $    --        $    --         $66,581,484
 Proceeds from borrowings ......      1,584,500      13,366,512       5,875,106
 Payments on debt and borrowings .   (1,920,296)     (1,919,865)    (32,015,298)
 Distributions to stockholders .....   (176,271)       (623,484)     (1,015,092)
 Contribution from stockholder ...        --             57,636          --
 Proceeds from exercise of stock options  --              --            160,000
 Deferred financing costs .....           --           (271,750)       (398,708)
 Other, net ............................. --              --            465,542
Net cash (used in) provided by
financing activities ...  .....       (512,067)      10,609,049      39,653,034
NET INCREASE IN CASH AND CASH
EQUIVALENTS ........  .........         36,723          211,093      13,537,263
CASH AND CASH EQUIVALENTS,
   beginning of period ........         71,343          108,066         319,159
CASH AND CASH EQUIVALENTS,
   end of period ..........            108,066      $   319,159     $13,856,422
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
      Interest paid .........        $ 107,222      $   427,456      $1,629,958
      Income taxes paid ..........   $   --         $     --           $344,000

      Non-cash transactions:
         Notes payable issued to
           purchase businesses ..    $   --         $ 3,100,000      $   --

        Distribution of notes
         receivable to stockholders  $   --             345,107      $   --

         Distribution of property to
           stockholders ..           $   --         $    --          $   73,700
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



                                                   ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
October 22, 1996.
                                      (38)

================================================================================
                             THE PROSTAFF COMPANIES
================================================================================

                                         COMBINED BALANCE SHEETS


                                                 December 31,      September 29,
                                                  1994         1995         1996
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...............$  228,372   $  188,145   $   69,587
   Certificates of deposit .................   152,028      155,154         --
   Accounts receivable, net of allowance for
      doubtful accounts of $10,000, $48,500
      and $45,096, respectively ............ 2,634,108    3,020,622    3,952,688
   Deferred tax asset ......................   154,601         --           --
   Prepaid expenses and other ..............    86,337      135,673      120,604
              Total current assets ......... 3,255,446    3,499,594    4,142,879
PROPERTY AND EQUIPMENT, net ................   640,552      756,983      735,737
OTHER ASSETS:
   Cash surrender value of officer's life
      insurance ............................    34,670       41,280          --
   Advance to StaffMark, Inc. ..............      --           --         40,703
   Other ...................................     3,675        4,730        7,440
              Total other assets ...........    38,345       46,010       48,143
                                            $3,934,343   $4,302,587   $4,926,759

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit ..........................$  417,000   $   20,000   $1,554,005
   Current maturities of long-term debt ........61,742       64,872       67,598
   Note payable to stockholder ...................--         30,000       30,000
   Accounts payable and accrued liabilities ....83,413      117,339       84,911
   Outstanding checks .........................109,084         --         71,212
   Payroll and related liabilities ............703,263    1,129,777    1,116,619
   Reserve for workers' compensation claims ...439,444      635,290      671,640
   Income taxes payable ....................... 54,883         --           --
              Total current liabilities .....1,868,829    1,997,278    3,595,985
LONG-TERM DEBT, less current maturities .......170,064      111,459       65,874
DEFERRED INCOME TAXES ......................... 57,885         --           --
COMMITMENTS AND CONTINGENCIES
   (Notes 6 through 10) STOCKHOLDERS' EQUITY:
   Common stock,  (par values of $.20 to $1.00)  authorized shares of 200,000 in
      1994 and 201,000 in 1995 and at September 29, 1996, shares issued and outstanding of 55,000 in 1994, 55,100 in 1995
      and at September 29, 1996 ............... 11,000       11,100       11,100
   Retained earnings ........................1,826,565    2,182,750    1,253,800
              Total stockholders' equity ....1,837,565    2,193,850    1,264,900
                                            $3,934,343   $4,302,587   $4,926,759

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

                                    COMBINED STATEMENTS OF CASH FLOWS

                                   Years Ended             Nine Months Ended
                            Dec 31,  Dec 31,    Dec 31,   Sept 30,     Sept 29,
                             1993     1994       1995       1995         1996
                           -------- --------   --------   --------     --------
 (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income            $ 398,739   $521,744   $446,185   $451,807  $1,224,640
Adjustments to
   reconcile net
   income to net
   cash provided
   by operating
   activities:
   Depreciation and
   amortization            114,796   174,998     220,433    160,700     186,171
Provision for
   deferred
   income
   taxes                   (35,138)  (20,021)        --      96,716        --
Write-off of net
deferred tax assets-           --       --        96,716      --           --
   Provision for
   bad debts                27,561    10,000      38,500     20,300      45,659
Loss (gain) on
   sale of property and
   equipment                   --     20,854         --       --        (14,854)
   Change in
   operating assets
   and liabilities,
   net of
   effects of
   acquisition:
   Restricted
   certificates
   of deposit              600,000     --        152,028      --          --
Accounts
   receivable             (637,401) (143,183)   (403,041)(1,243,341)   (977,725)
   Prepaid
   expenses
   and other               (38,493)   (2,052)    (49,336)    18,555      15,069
Other                        2,357    (8,979)     (7,665)    (6,647)     (1,405)
Accounts payable
and
accrued
liabilities                 21,229    10,535)     33,926    (22,994)    (32,428)
Outstanding
   checks                      --    109,084    (109,084)  (109,084)     71,212
   Payroll and related
   liabilities             193,651     5,365     426,514  1,188,217     (13,158)
Reserve for
   workers'
   compensation
   claims                  148,385   101,480     195,846    144,306      36,350
   Income
taxes
   payable                 (15,039)  (19,130)    (54,883)   (54,883)        --
Net
   cash
   provided
   by
   operating
   activities              780,647   739,625     986,139    643,652     539,531

CASH FLOWS
FROM
INVESTING
ACTIVITIES:
Advance to
   StaffMark, Inc.          --          --          --          --      (40,703)
Acquisition
   of personnel
   service business         --          --       (30,000)       --         --
   Capital
   expenditures           (405,265) (293,936)   (328,837)  (279,848)   (220,476)
Purchase
   of certificates
   of deposit               --          --      (155,154)       --          --
Proceeds
   from the
   sale of
   property
   and equipment            --         1,400        --          --          --
Proceeds
   from the
   sale of
   certificates
   of deposit               --          --          --          --      155,154
Net cash used in investing
     activities           (405,265) (292,536)  (513,991)   (279,848)   (106,025)


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
                                                      (Unaudited)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net (payments) borrowings
   under line
of credit ..              $(125,000) $(158,000) $(397,000) $(369,995)$1,534,005
Proceeds from
note payable to
stockholder ........            --          --     30,000       --      --
Payments on
note payable
   to stockholder ........ (530,000)      --        --         --       --
Proceeds from issuance of
   long-term debt ........  290,237       --        --         --       --
Payments on long-term debt      --     (58,431)   (55,475)  (39,828)   (42,859)
Proceeds from issuance of
   common stock ..........      --         --         100      --       --
Dividends ................   (25,625)  (44,479)   (90,000)     --   (2,043,210)
Net cash used in  financing
   activities ...........   (390,388) (260,910)  (512,375) (409,823)  (552,064)
NET (DECREASE) INCREASE
   IN CASH AND
CASH EQUIVALENTS ........    (15,006)  186,179    (40,227)  (46,019)  (118,558)
CASH AND
CASH EQUIVALENTS,
  beginning of period  ..     57,199    42,193    228,372   228,372    188,145
CASH AND CASH EQUIVALENTS,
   end of period ..........$  42,193  $228,372  $ 188,145  $182,353  $  69,587
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Interest paid .......$  84,708  $ 30,549  $  21,006  $ 16,088  $  49,443
      Income taxes paid ...$ 242,989  $284,847  $  54,883  $ 54,883  $   --


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

                               COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Unrealized
                              Common  Stock  Gain on     Retained
                              Shares  Amount Investments Earnings     Total

BALANCE, December 31, 1992    3,500  $3,500  $ --     $ 1,890,892    $1,894,392
   Net income .............    --      --      --       1,295,548     1,295,548
   Dividends declared .....    --      --      --        (979,383)     (979,383)
BALANCE, December 31, 1993    3,500   3,500    --       2,207,057     2,210,557
   Net income .............    --      --      --       1,263,273     1,263,273
   Issuance of stock ......     500     500    --         --                500
   Dividends declared .....    --      --      --        (698,380)     (698,380)
BALANCE, December 31, 1994    4,000   4,000    --       2,771,950     2,775,950
   Net income .............    --      --      --         919,565       919,565
   Dividends declared .....    --      --      --      (1,179,046)   (1,179,046)
   Net unrealized holding
   gain on
      investments available
      for sale ............    --      --       43,296        --         43,296
BALANCE, December 31, 1995    4,000   4,000     43,296  2,512,469     2,559,765
   Net income .............    --      --         --    1,134,703     1,134,703
   Issuance of stock ......   1,000   1,000       --        --            1,000
   Dividends declared:
      Cash ................    --      --         --   (3,288,223)   (3,288,223)
      Investments .........    --      --      (43,296)  (230,058)     (273,354)
      Property ............    --      --         --     (220,815)     (220,815)
BALANCE, September 30, 1996   5,000   $5,000  $   --    $ (91,924)   $  (86,924)


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

3.     PROPERTY AND EQUIPMENT:

       Property and equipment consisted of the following:

                                         December 31,      September 30,
                                     1994         1995        1996

Building and improvements ...   $  483,136   $  502,130     $   --
Office equipment ............      346,530      386,411      439,829
Computer equipment ..........      204,268      300,265      361,710
Vehicles ....................       25,105       27,561       27,561
Leasehold improvements ......         --           --         31,089
Land ........................       13,000       13,000         --
                                 1,072,039    1,229,367      860,189
Less accumulated
depreciation and amortization      591,445      729,575      522,415
                                $  480,594   $  499,792     $337,774

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

                                 The accompanying  notes are an integral part of
                                  these financial statements.
                                      (66)

                                               HRA, INC.

                                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Retained
                                        Common Stock          Earnings
                                    Shares      Amount    (Deficit)     Total

BALANCE, September 30, 1993          500   $   1,000   $(188,374)   $(187,374)

    Issuance of Common Stock         290      11,600        --         11,600
    Net income .............        --          --       353,401      353,401

BALANCE, September 30, 1994          790      12,600     165,027      177,627

    Net loss ...............        --          --      (146,625)    (146,625)

BALANCE, September 30, 1995          790      12,600      18,402       31,002

    Dividends ..............        --          --      (297,289)    (297,289)
    Net income .............        --          --       544,241      544,241

BALANCE, September 30, 1996          790   $  12,600   $ 265,354    $ 277,954

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

                              Amortization Methods
                              1995    1996              and Periods


Consulting and
noncompetition agreements   $41,000 $  111,000   Straight line over 4 & 5 years
Noncompete agreement with
a former stockholder
(see Note 11)                  --      139,637   Straight line
over 10 years
Goodwill (Note 2)              --      769,202   Straight line over 30 years
Other (Note 2)                 --       18,407   Straight line over 5 years
                             41,000  1,038,286
Less accumulated
amortization                  3,844     36,938
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

       The following summarizes the Company's obligations under these deferred compensation arrangements:

                                                  1995        1996

Consulting arrangement .......................   $171,031   $127,332
Severance agreement with a former stockholder        --       87,015
Noncompete agreement with a former stockholder       --      141,975
                                                  171,031    356,322
Less current portion .........................     43,699    108,939
                                                 $127,332   $247,383

       Annual maturities pursuant to these deferred compensation arrangements are as follows:
                                                   1997                 $111,955
                                                   1998                   61,079
                                                   1999                   35,402
                                                   2000                    5,911
                                                   2001                     --
Thereafter                                                               141,975
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



                                                   ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
October 22, 1996.

                                      (79)

                                                  FIRST CHOICE STAFFING, INC.



                                                         BALANCE SHEETS


                                                Fiscal Years September 29,
                                              ----------------------------------
                                                 1994       1995        1996
                                             ---------------------- ------------
                              ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ........     $   194,111  $   268,440   $  174,946
    Accounts receivable, net ............    1,078,340    1,145,532    1,835,493
    Prepaid expenses and other .....  ...       71,100       72,171       31,467
                                              --------   ----------    ---------
            Total current assets ........    1,343,551    1,486,143    2,041,906

PROPERTY AND EQUIPMENT, net .... ........      196,110      327,240      348,628

OTHER ASSETS:
    Investment in captive
    insurance pool ..................           36,000       36,000       36,000
    Advance to StaffMark, Inc. ..........        --           --          31,801

    Other ...............................        --           --         727,194

                                             ----------   ----------   ---------
Total other assets ......................      36,000       36,000       794,995
                                             ----------   ----------   ---------
                                           $1,575,661   $1,849,383    $3,185,529

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit ...........                    --       200,000       225,000


    Accounts payable .....................     21,326       65,608        99,853
    Accrued workers' compensation ........     92,347       46,359        27,083
    Payroll and related benefits ..........   630,555      534,047       510,688
    Other accrued expenses ................     7,000        5,735         --

    Current maturities of long-term debt ....     --          --       1,488,754

    Note payable to stockholder ........      250,000      180,000         --
                                             ---------    ----------   ---------
Total current liabilities ............     $1,001,228   $1,031,749    $2,351,378

LONG-TERM DEBT, less current maturities        --            --          500,000

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 8 and 9)

STOCKHOLDERS' EQUITY:
    Common stock, $1 par value,
    100,000 shares .......                     10,000       10,000        10,000
    authorized, 10,000 shares issued and
    outstanding Retained earnings ........... 564,433      807,634       324,151
                                              -------      -------       -------
    Total stockholders' equity ........       574,433      817,634       334,151

                                           $1,575,661   $1,849,383    $3,185,529


                               The accompanying notes to financial statements are an integral part of these balance sheets.

                                      (80)

                                        FIRST CHOICE STAFFING, INC.



                                            STATEMENTS OF INCOME



                                                         Nine Months Ended
                                                    ---------------------------
                           Fiscal Years             September 24,  September 29,
                    1993        1994        1995        1995             1996
                                                     (Unaudited)
SERVICE REVENUES $10,807,801 $13,007,484 $13,703,404  $9,956,709    $12,695,551

COST OF SERVICES   8,825,086  10,573,111  11,149,085   8,105,090     10,186,083
--------------------------------------------------------------------------------

Gross profit       1,982,715   2,434,373   2,554,319   1,851,619      2,509,468

OPERATING EXPENSES:
Selling, general
and administrative
                  1,361,834    2,485,029   2,258,780   1,605,478      1,780,660
Depreciation and
amortization
                     34,570       34,357      32,923      24,693         79,068
--------------------------------------------------------------------------------

Operating income
(loss)              586,311      (85,013)    262,616     221,448        649,740
OTHER INCOME (EXPENSE):
Interest expense        (71)     (26,109)    (19,415)    (15,717)       (33,416)
Other, net           (2,427)       2,256        --          --           (1,053)
--------------------------------------------------------------------------------

INCOME (LOSS)
BEFORE PROVISION
(BENEFIT) FOR INCOME
TAXES               583,813     (108,866)    243,201     205,731        615,271

PROVISION (BENEFIT)
FOR INCOME TAXES
                    232,787     (168,251)       --          --            --
                 ----------- ------------ ------------ ------------ ------------

NET
INCOME           $  351,026   $   59,385$  $ 243,201  $  205,731    $   615,271

                ============  ============  ==========  ============ ===========

PRO FORMA DATA (Unaudited) (Note 10):
Historical Income before income
taxes ....................                $  243,201                $   615,271
Less pro forma provision for income
taxes .........................               94,848                    239,956

PRO FORMA NET INCOME .......              $  148,353                $   375,315



                               The  accompanying  notes to financial  statements
                                 are an integral part of these statements.

                                      (81)

                                        FIRST CHOICE STAFFING, INC.


                                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock
                                     ------------------   Retained
                                  Shares       Amount     Earnings      Total
                                  --------  ----------    ---------   ---------

BALANCE, December 31, 1992 ...   10,000   $    10,000    $154,022   $   164,022

    Net income
                                   --            --       351,026       351,026
                               ----------    ---------    --------   -----------

BALANCE, December  31, 1993
                                 10,000        10,000     505,048       515,048

    Net income
                                   --            --        59,385        59,385
                               ----------   ----------    --------   -----------

BALANCE, December  31, 1994
                                 10,000        10,000     564,433       574,433

    Net income
                                   --            --       243,201       243,201
                               ----------  -----------    --------   -----------

BALANCE, December 31, 1995
                                 10,000        10,000     807,634       817,634

    Net income
                                   --            --       615,271       615,271
    Distributions
                                   --            --    (1,098,754)   (1,098,754)
                               ---------   -----------    --------   -----------

BALANCE, September 29, 1996 ..   10,000   $    10,000    $324,151   $   334,151
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



                                                   ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
October 22, 1996.
                                      (90)

================================================================================

================================================================================
                                             THE BLETHEN GROUP

                                          COMBINED BALANCE SHEETS

                                 January 1,    December 31, September 29,
                                    1995           1995        1996
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .   $   31,921   $   44,644   $  115,773
  Accounts receivable .......    1,136,081    1,377,799    1,782,289
  Deferred tax asset ........        5,500       11,000       16,000
  Prepaid expenses and other        16,809       14,510        2,776
        Total current assets     1,190,311    1,447,953    1,916,838
PROPERTY AND EQUIPMENT, net .      393,330      307,286      255,298
OTHER ASSETS:
  Due from stockholders .....      185,236      194,163        2,998
  Deferred tax asset ........       24,100       20,760         --
  Advances to StaffMark, Inc.         --           --         31,250
  Other .....................       11,750       12,232       14,492
        Total other assets ..      221,086      227,155       48,740
                                $1,804,727   $1,982,394   $2,220,876

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines of credit ............  $  764,645   $  971,436   $1,175,203
  Accounts payable ............    220,801      105,648       62,446
  Outstanding checks ..........       --         25,329         --
  Payroll and related
  liabilities .................    295,472      301,258      511,412
  Current maturities of
  long-term debt ..............     25,341       10,151       10,678
  Current maturities of
  capital lease obligations ....    82,708       47,148         --
  Current maturities of notes
  payable to related parties ...    83,308       62,813      105,582
  Income taxes payable ..........   15,783       82,583       49,638
  Accrued interest and other ....   16,001       55,043       25,967
      Total current liabilities  1,504,059    1,661,409    1,940,926
LONG-TERM DEBT, less
current maturities ...........      35,604       24,922       17,057
CAPITAL LEASE OBLIGATIONS,
less current maturities ......      67,452       22,475         --
NOTES PAYABLE TO RELATED PARTIES,
  less current maturities .....     49,037       45,271         --
DEFERRED TAX LIABILITY ........       --           --         26,300
COMMITMENTS AND CONTINGENCIES
Notes 5, 6, 7 and 8)
STOCKHOLDERS' EQUITY:
  Common stock .............         8,399        8,399        8,399
  Additional paid-in capital         8,940        8,940        8,940
  Retained earnings .........      131,236      210,978      219,254
      Total stockholders' equity   148,575      228,317      236,593
                                $1,804,727   $1,982,394   $2,220,876


                                The  accompanying  notes to  combined  financial
                          statements  are an  integral  part  of  these  balance
                          sheets.
                                      (91)

================================================================================

================================================================================






                                             THE BLETHEN GROUP

                                    COMBINED STATEMENTS OF INCOME (LOSS)

                                                          Nine Months Ended
                       Fiscal Years                    October 1, September 29,
                 1993         1994           1995         1995         1996
                                                       (Unaudited)
SERVICE
REVENUES ...  $11,197,726   $11,966,633   $13,380,157   $9,743,890  $12,047,667
COST OF
SERVICES ...    8,131,773     8,729,634     9,743,747    7,211,548    9,084,803
Gross
profit .....    3,065,953     3,236,999     3,636,410    2,532,342    2,962,864
OPERATING
EXPENSES:
Selling,
general and
administrative .3,042,816     2,789,866     3,105,682    2,115,86     2,274,816
Depreciation
and
amortization..... 134,968       122,963       111,437      83,578        83,475
Operating
income (loss) ..( 111,831)      324,170       419,291     332,903       604,573
OTHER
INCOME
(EXPENSE):
Interest
expense ........(134,815)      (137,448)     (140,800)   (100,702)     (112,958)
Other,
net ..............19,467          2,917        10,884       4,760        (8,392)
INCOME
(LOSS) BEFORE
PROVISION
(BENEFIT) FOR
INCOME
TAXES ..........(227,179)       189,639       289,375     236,961       483,223
PROVISION
(BENEFIT) FOR
INCOME
TAXES ..........(136,263)        49,000        81,000      71,000        76,755

Net
income (loss) $  (90,916) $     140,639  $    208,375  $  165,961  $    406,468

PRO FORMA DATA
(Unaudited) (Note 9):
  Historical
income before
income taxes ........                    $    289,375              $    483,223
  Less pro
forma provision
for income
taxes ...............                         112,856                   188,457
PRO FORMA
NET INCOME ..........                    $    176,519              $    294,766





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

                                      (93)

================================================================================

================================================================================



                                             THE BLETHEN GROUP

                                     COMBINED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                            Fiscal Years         October 1,   September 29,
                     1993         1994         1995         1995        1996
                                   (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income
(loss) .........  $ (90,916)   $ 140,639    $ 208,375    $ 165,961    $ 406,468
  Adjustments
to reconcile
    net income
(loss) to net
cash provided by
operating
activities:
  Depreciation
and amortization    134,968      122,963      111,437       83,578     83,475
  Provision
for
(benefit from)
deferred
income taxes ....  (136,263)      29,898       (2,160)      (1,400)      42,060
  Change in
operating assets
    and liabilities:
  Accounts
  receivable        (17,767)     (54,870)    (241,718)    (211,584)    (404,490)
  Prepaid expenses
  and other ........(14,096)      30,971        2,299      (26,299)      11,734
  Other assets ......21,491        5,769         (482)      11,750       (2,260)
  Accounts payable .180,570      (97,532)    (115,153)      10,471      (43,202)
  Outstanding checks ..--           --         25,329         --        (25,329)
  Payroll and related
    liabilities ... (75,190)      65,663        5,786        1,099      210,154
  Income taxes payable
    (receivable) ...(13,711)      29,494       66,800       56,040      (32,945)
  Accrued
interest
and other ...........77,477      (55,306)      39,042       98,575      (29,076)
  Net cash provided
by operating
    activities ......66,563      217,689       99,555      188,191      216,589

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Capital
expenditures ..... (130,178)     (72,119)     (25,393)      (6,396)     (31,487)
  Advances to
StaffMark .........    --           --           --           --        (31,250)
  Net cash
used in
investing
activities         (130,178)     (72,119)     (25,393)      (6,396)     (62,737)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net proceeds from
    lines of credits 53,773       10,681      206,791       48,151      203,767
  Proceeds from
  issuance of long-term
     debt            12,851       54,172         --           --           --
  Payments on
  long-term debt    (28,243)     (10,282)     (25,872)      (5,170)      (7,338)
  Payments on capital
  lease obligations (16,213)    (113,042)     (80,537)     (61,240)     (69,623)
  Change in
  notes payable to
    related
  parties            34,314       73,031      (24,261)      (8,049)      (2,502)
  Cash distributions
  to stockholders   (57,343)     (99,474)    (128,633)     (94,181)    (398,192)
  Change in
  due from stockholders 837      (44,099)      (8,927)     (40,126)     191,165
  Net cash used in
  financing activities  (24)    (129,013)     (61,439)    (160,615)     (82,723)
NET INCREASE(DECREASE) IN
  CASH AND
CASH EQUIVALENTS    (63,639)      16,557       12,723       21,180       71,129
CASH AND
CASH EQUIVALENTS,
  beginning of
  period             79,003       15,364       31,921       31,921       44,644
CASH AND CASH
EQUIVALENTS,
  end of period   $  15,364    $  31,921    $  44,644    $  53,101    $ 115,773

                                      (94)

                                             THE BLETHEN GROUP

                                                               Nine Months Ended
                                     Fiscal Years             Oct 1,    Sept 29,
                              1993       1994      1995        1995       1996
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Interest paid .........   $   97,062   $169,227   $141,324   $122,591   $131,963
Taxes paid ............   $     --     $     66   $ 41,476   $ 41,476   $ 66,939
Noncash transactions:
Repurchase of
common stock
through issuance
of a note payable  ....   $     --     $  25,000  $   --     $  --      $   --
Purchase of
property and
equipment through
capital leases            $ 45,975     $  --      $   --     $  --      $   --


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

Personnel Placement, October 6, 1981      C Corporation       Direct placement
Inc.

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

       Deferred income taxes reflect the impact of "temporary differences" between the financial and tax basis of assets and liabilities. The temporary differences which gave rise to deferred tax assets and (liabilities) are as follows:

                                                 Jan 1,      Dec 31,    Sept 29,
                                                  1995        1995        1996

Current-
   Employee advances treated as compensation   $ (1,000)   $    --     $   --
   Workers' compensation accrual ...........      4,000       4,000      11,000
   Vacation accrual ........................      2,000       3,000       5,000
   Other ...................................        500       4,000        --
                                                                       --------
                                                  5,500      11,000      16,000
Long term-
   NOLs ....................................     78,000      42,000       1,000
   Accelerated depreciation for tax purposes    (30,000)    (26,000)    (28,800)
   Alternative minimum tax and other credits     13,000       4,000       1,500
   Change in income tax accounting method ..    (37,000)       --          --
   Other ...................................        100         760        --
                                                                       --------
                                                 24,100      20,760     (26,300)
Net deferred tax asset (liability) .........   $ 29,600    $ 31,760    $(10,300)

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