Form 10-Q
period 1997-03-31
STAFFMARK INC
filed 1997-05-06
CIK 1017968

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
   (Mark One)

        Quarterly  report  pursuant  to  Section  13 or  15  (d)  of  the
   X    Securities  Exchange Act of 1934 for the  quarterly  period ended
        March 31, 1997

        Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 5, 1997 was 14,291,205.

                                 STAFFMARK INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
                                      INDEX

                                                                          Index
PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements

          Introduction                                                      3

    StaffMark, Inc. Pro Forma Statements of Income
          Pro Forma Statements of Income                                    4
          Notes to Pro Forma Statements of Income                           5

    StaffMark, Inc. Consolidated Financial Statements
          Consolidated Statements of Income                                 7
          Consolidated Balance Sheets                                       8
          Consolidated Statements of Cash Flows                             9
          Notes to Consolidated Financial Statements                        10

    Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations

          Introduction                                                      13

          Pro Forma Results for the Three Months Ended March 31, 1997       13
             Compared to Pro Forma Results for the Three Months
             Ended March 31, 1996

          Results for the Three Months Ended March 31, 1997                 14
             Compared to the Three Months Ended March 31, 1996

          Results for the Three Months Ended March 31, 1997                 15
             Compared to the Combined Results for the Three
             Months Ended March 31, 1996

          Liquidity and Capital Resources                                   16

PART II - OTHER INFORMATION

    Item 1 -- Legal Proceedings                                             18

    Item 2 -- Changes in Securities                                         18

    Item 6 -- Exhibits and Reports on Form 8-K                              18

      (a)     Exhibits

      (b)     Reports on Form 8-K

     Signatures                                                             19

                                     PART I


ITEM 1 - FINANCIAL STATEMENTS

INTRODUCTION

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

     Between March 1996 and the consummation of the Offering, the Company did not conduct any operations and all activities prior to the Offering related to the Merger and the Offering. Pursuant to the requirements of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), which was issued and became effective July 31, 1996, Brewer was designated as the acquirer, for financial reporting purposes, of Prostaff, Maxwell, HRA, First Choice, and Blethen (collectively, the "Other Founding Companies"). Based upon the provisions of SAB 97, these acquisitions were accounted for as combinations at historical cost.

     The following unaudited pro forma statements of income give effect to the following pro forma adjustments: (i) the effect of Brewer's February 1996 acquisition of On Call Employment Services, Inc. ("On Call") and StaffMark's March 1997 acquisition of Flexible Personnel, Inc., Great Lakes Search Associates, Inc., and HR America, Inc. (collectively, "Flexible"); (ii) the adjustment to reflect reductions in salaries to certain owners of the Founding Companies which were agreed to in connection with the Merger; (iii) the adjustment to reflect reductions in salaries to the owners of Flexible which were agreed to in connection with its acquisition; and (iv) the adjustment to provide federal and state income taxes at an effective combined tax rate of 39%, adjusted for nondeductible goodwill amortization.

     These pro forma statements of income should be read in conjunction with the audited financial statements and the notes thereto included in StaffMark's 1996 Annual Report on Form 10-K, as amended.

                                 STAFFMARK, INC.

                         PRO FORMA STATEMENTS OF INCOME

                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                            ------------------------------------
                                                   1996              1997
                                            ------------------ -----------------

 SERVICE REVENUES                              $   51,933,692    $   72,239,751
 COST OF SERVICES                                  41,393,411        56,591,832
                                            ------------------ -----------------
              Gross profit                         10,540,281        15,647,919
                                            ------------------ -----------------


 OPERATING EXPENSES:
      Selling, general and administrative           8,738,123        11,257,758
      Depreciation and amortization                   585,133           740,679
                                            ------------------ -----------------
              Operating income                      1,217,025         3,649,482
                                            ------------------ -----------------


 OTHER INCOME (EXPENSE):
      Interest expense                               (560,519)          (49,222)
      Other, net                                       79,594           238,906
                                            ------------------ -----------------

 INCOME BEFORE INCOME TAXES                           736,100         3,839,166
 PROVISION FOR INCOME TAXES                           346,879         1,569,520
                                            ------------------ -----------------
              NET INCOME                       $      389,221    $    2,269,646
                                            ================== =================

 WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                             8,483,531        13,600,835
                                            ================== =================

 PRO FORMA EARNINGS PER SHARE                  $         0.05    $         0.17
                                            ================== =================



        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                     NOTES TO PRO FORMA STATEMENTS OF INCOME

                                   (Unaudited)

1.       ORGANIZATION:

     StaffMark was founded in March 1996 to create a leading provider of diversified staffing services to businesses, healthcare providers, professional and service organizations and governmental agencies, primarily in growth markets in the southeastern and southwestern United States. Between March 1996 and the consummation of the Offering, the Company had not conducted any operations and all activities prior to the Offering related to the Merger and the Offering. On October 2, 1996, StaffMark merged through a series of separate transactions with the Founding Companies. The Merger was effected by StaffMark simultaneously with the closing of its Offering. The consideration for the stock of the Founding Companies consisted of a combination of cash and Common Stock of the Company.

     The Company recognizes revenues upon performance of services. The Company compensates its temporary employees only for hours actually worked, therefore wages of the temporary employees are a variable cost that increase or decrease in proportion to revenues. Cost of services primarily consists of wages paid to temporary employees, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

2.       BASIS OF PRESENTATION:

     The pro forma financial information included herein is unaudited and includes the financial results of StaffMark, the Founding Companies, On Call and Flexible as if these acquisitions had occurred at the beginning of the periods presented. Other acquisitions made by the Company since its Offering have not been significant and therefore have not been included in these pro forma statements of income. Management believes this information reflects all adjustments which are necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three months ended March 31, 1996 and 1997 are not necessarily indicative of the results to be expected for the full year. These pro forma statements of income should be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Annual Report on Form 10-K, as amended.

3.       SEASONALITY:

     The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

4.       INCOME TAXES:

     Certain of the Founding Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the Merger are the responsibility of the respective stockholders. Effective with the Merger, these S Corporations converted to C Corporation status which require them to recognize the tax consequences of operations in their respective statements of income. For purposes of preparing these pro forma statements of income, federal and state income taxes have been provided for at an estimated effective combined tax rate of 39%, adjusted for nondeductible goodwill amortization.

5.       EARNINGS PER COMMON SHARE:

     The computation of earnings per common share for the three months ended March 31, 1996 is based upon 8,483,531 weighted average shares outstanding which includes: (i) 1,355,000 shares issued by StaffMark prior to the Offering; (ii) 5,618,249 shares issued to the stockholders of the Founding Companies in connection with the Merger; (iii) 1,326,459 shares issued in connection with the Offering to pay the cash portion of the consideration for the Founding Companies; and (iv) 183,823 shares issued in conjunction with the February 1997 acquisition of Flexible.

     The computation of earnings per common share for the three months ended March 31, 1997 is based upon 13,600,835 weighted average shares outstanding which includes: (i) 1,355,000 shares issued by StaffMark prior to the Offering;
(ii) 5,618,249 shares issued to the stockholders of the Founding Companies in connection with the Merger; (iii) 6,325,000 shares issued in connection with the Offering; (iv) 118,763 shares issued in conjunction with the November 1996 acquisition of The Technology Source L.L.C. ("Technology Source"); and (v) 183,823 shares issued in conjunction with the February 1997 acquisition of Flexible.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Based on the provisions of SFAS 128, both basic and diluted earnings per share for the periods presented would be the same as the pro forma earnings per share included in the accompanying financial statements.

                                 STAFFMARK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                           ------------------------------------
                                                  1996               1997
                                           ------------------ -----------------

SERVICE REVENUES                              $   13,866,251    $   63,863,741
COST OF SERVICES                                  10,953,381        49,839,053
                                           ------------------ -----------------
             Gross profit                          2,912,870        14,024,688
                                           ------------------ -----------------

OPERATING EXPENSES:
     Selling, general and administrative           2,035,310         9,931,641
     Depreciation and amortization                   264,584           687,834
                                           ------------------ -----------------
             Operating income                        612,976         3,405,213
                                           ------------------ -----------------

OTHER INCOME (EXPENSE):
     Interest expense                               (424,893)          (31,633)
     Other, net                                       11,389           238,706
                                           ------------------ -----------------

INCOME BEFORE INCOME TAXES                           199,472         3,612,286
PROVISION FOR INCOME TAXES                              -            1,481,037
                                           ------------------ -----------------
             NET INCOME                          $   199,472     $   2,131,249
                                           ================== =================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                              13,478,286
                                                              =================

EARNINGS PER SHARE                                                    $   0.16
                                                              =================



         The accompanying notes are an integral part of these statements




                                                  STAFFMARK, INC.

                                             CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,      March 31,
                                                                                                    1996             1997
                                                                                               ---------------- ---------------
                                                                                                                  (Unaudited)

                                                       ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                               $   13,856,422   $    3,637,154
       Accounts receivable, net of allowance
          for doubtful accounts                                                                    21,064,875       28,949,113
       Prepaid expenses and other                                                                   1,577,508        1,856,530
       Deferred income taxes                                                                            -              388,498
                                                                                               ---------------- ---------------
                         Total current assets                                                      36,498,805       34,831,295
PROPERTY AND EQUIPMENT, net                                                                         4,003,638        5,045,791
INTANGIBLE ASSETS, net                                                                             30,512,571       39,328,746
OTHER ASSETS                                                                                          483,217          744,479
                                                                                               ---------------- ---------------
                                                                                               $   71,498,231   $   79,950,311
                                                                                               ================ ===============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and other accrued liabilities                                          $    1,907,331   $    2,158,757
       Outstanding checks                                                                             176,156            -
       Payroll and related liabilities                                                              3,515,743        7,574,067
       Reserve for workers' compensation claims                                                     3,771,398        5,942,624
       Income taxes payable                                                                         2,415,203        1,684,529
       Deferred income taxes                                                                          662,505            -
                                                                                               ---------------- ---------------
                         Total current liabilities                                                 12,448,336       17,359,977

OTHER LONG TERM LIABILITIES                                                                           518,669          345,114
DEFERRED INCOME TAXES                                                                                 421,147          384,049
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value; authorized shares of
           1,000,000; no shares issued or outstanding                                                   -                -
       Common  stock,  $.01 par  value in 1996 and  1997;  authorized  shares of
           26,000,000  in 1996  and  1997;  shares  issued  and  outstanding  of
           13,417,012 in 1996 and 13,600,835 in 1997                                                  134,170          136,008
       Paid-in capital                                                                             55,379,391       57,002,553
       Foreign currency translation adjustment                                                          -               (5,157)
       Retained earnings                                                                            2,596,518        4,727,767
                                                                                               ---------------- ---------------
                         Total stockholders' equity                                                58,110,079       61,861,171
                                                                                               ---------------- ---------------
                                                                                               $   71,498,231   $   79,950,311
                                                                                               ================ ===============


                           The accompanying notes are an integral part of these balance sheets.



                                                      STAFFMARK, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         ----------------------------
                                                                                             1996          1997
                                                                                         ------------- --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $     199,472   $   2,131,249
     Adjustments  to  reconcile  net income to net cash  provided by
        (used in) operating activities:
          Depreciation and amortization                                                      264,584         687,834
          Provision for bad debts                                                                111          39,847
          Change in operating assets and liabilities, net of effects of acquisitions:
               Accounts receivable                                                        (1,014,175)     (4,480,298)
               Prepaid expenses and other                                                    (96,381)       (264,320)
               Deferred income taxes                                                           -          (1,088,101)
               Other assets                                                                   (2,099)        114,705
               Accounts payable and other accrued liabilities                                (24,368)       (544,440)
               Outstanding checks                                                            182,039        (176,156)
               Payroll and related liabilities                                                83,862       3,144,366
               Reserve for workers' compensation claims                                      (53,519)        562,515
               Income taxes payable                                                            -            (730,674)
               Accrued interest and other                                                   (231,471)       (115,921)
                                                                                         ------------- --------------
                     Net cash used in operating activities                                  (691,945)       (719,394)
                                                                                         ------------- --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of business, net of cash acquired                                           (3,000,000)     (9,129,994)
     Capital expenditures                                                                   (188,466)       (369,880)
                                                                                         ------------- --------------
                      Net cash used in investing activities                               (3,188,466)     (9,499,874)
                                                                                         ------------- --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                        4,251,706           -
     Payments on borrowings                                                                 (288,646)          -
     Cash dividends                                                                          (17,000)          -
     Deferred financing costs                                                                (56,250)          -
                                                                                         ------------- --------------
                      Net cash provided by financing activities                            3,889,810           -
                                                                                         ------------- --------------

 NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                                   9,399     (10,219,268)
 CASH AND CASH EQUIVALENTS,
     beginning of period                                                                     319,159      13,856,422
                                                                                         ------------- --------------
 CASH AND CASH EQUIVALENTS, end of period                                              $     328,558   $   3,637,154
                                                                                         ============= ==============
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        INFORMATION:
          Interest paid, including commitment fees                                     $     608,594   $      36,229
                                                                                         ============= ==============


                          The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION:

     In March 1996, StaffMark was founded to create a national company to provide temporary staffing services. Effective October 2, 1996, the Company acquired the Founding Companies and completed its Offering. Based on the provisions of SAB 97, Brewer was designated as the acquirer, for financial reporting purposes, of the Other Founding Companies. As Brewer was designated as the acquirer for financial reporting purposes, the accompanying financial statements reflect the results of its operations for the three months ended March 31, 1996. Based on the applicable provisions of SAB 97, the acquisition of assets and assumption of liabilities of the Other Founding Companies are reflected at their historical cost. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements.

     The Company provides temporary staffing, outsourcing and direct placement services to businesses, professional organizations, medical niches, service organizations and governmental agencies. The Company recognizes revenues upon performance of services. The Company compensates its temporary employees only for hours actually worked, therefore wages of the temporary employees are a variable cost that increase or decrease in proportion to revenues. Cost of services primarily consists of wages paid to temporary employees, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

     As of March 31, 1997, StaffMark operated offices in Arkansas, Colorado, Georgia, Indiana, Michigan, Missouri, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Virginia and British Columbia and provides temporary staffing in the commercial, professional and specialty medical staffing service lines. StaffMark extends trade credit to customers representing a variety of industries. There are no individual customers that account for more than 10% of service revenues of StaffMark in any of the periods presented.

2.    INITIAL PUBLIC OFFERING OF COMMON STOCK AND MERGER:

     On October 2, 1996, the Company completed the Offering, which involved the public sale of 6,325,000 shares (including underwriters' over-allotment) of Common Stock at a price of $12.00 per share. The proceeds from the transaction, net of underwriting discounts, commissions and expenses of the Offering, were approximately $67.0 million. Of this amount, $15.9 million was used to pay the cash portion of the purchase price for the Founding Companies, approximately $31.0 million was used to repay indebtedness of the Founding Companies and approximately $4.1 million was used for S Corporation distributions to stockholders of the Founding Companies. The remaining net proceeds were for working capital and general corporate purposes, including acquisitions.

     Concurrent with the completion of the Offering discussed above, the Company issued 5,618,249 shares of Common Stock to the stockholders of the Founding Companies, in addition to the cash consideration discussed above, to effect the Merger.

3.    BASIS OF PRESENTATION:

     The accompanying interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to ensure the information presented is not misleading. These financial statements should be read in conjunction with the audited financial statements of the Company and the Founding Companies and notes thereto included in StaffMark's Annual Report on Form 10-K, as amended.

4.    SEASONALITY:

     The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

5.    BUSINESS COMBINATIONS:

     Advance Personnel Service, Inc. ("Advance") was acquired effective February 1, 1997. Advance, located in Memphis, Tennessee, provides clerical, light industrial, assembly and packing services for several Fortune 500 companies. Advance had 1996 revenues of approximately $6.3 million and operates in the Commercial division. MRIC Medical Recruiters International, L.T.D. ("MRIC") was also acquired effective February 1, 1997. MRIC, located in Vancouver, British Columbia, provides physical therapists on a direct placement and locum basis in Canada and the United States. MRIC had 1996 revenues of approximately $2.5 million and operates in the Specialty Medical division. The aggregate consideration paid in these transactions consisted of $2.5 million in cash.

     Flexible was acquired effective March 1, 1997. Flexible, located in Fort Wayne, Indiana, operates a total of 40 offices located in Indiana, Michigan and Ohio. Providing clerical, light industrial, professional/information technology and accounting services, Flexible also operates a staff leasing company. Flexible had 1996 revenues of approximately $45.0 million and operates in the Commercial and Professional/Information Technology divisions. The total consideration paid for Flexible's assets was $10.0 million, including $7.5 million in cash and 183,823 shares of StaffMark Common Stock.

     In addition to the purchase prices disclosed above, certain of the Company's acquisition agreements include provisions for the payment of additional consideration which is contingent upon the achievement of certain performance measures of the businesses acquired, typically during the twelve months immediately following the respective acquisitions. Although the contingent consideration could be significant to the accompanying financial statements, the amounts are not currently determinable and, accordingly, have not been reflected in the Company's financial statements. The obligations for this contingent consideration, which will be payable in a combination of cash and Common Stock, will be recorded in the Company's financial statements when they become fixed and determinable.

     In February 1996, Brewer acquired the stock of On Call. On Call is engaged in providing temporary personnel services through four staffing offices in Colorado. On Call had 1995 revenues of approximately $12.5 million and operates in the Commercial and Professional/Information Technology divisions. The total consideration paid for On Call was approximately $3.8 million.

     The accompanying balance sheet as of March 31, 1997 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The excess of purchase price over net assets acquired has been included in intangible assets and is being amortized over a period of 30 years.

6.    SUBSEQUENT EVENTS:

     Effective April 1, 1997, StaffMark acquired Global Dynamics, Inc. ("Global"). Global, located in Walnut Creek, California, provides information technology staffing services to several Fortune 500 companies. Global had 1996 revenues of approximately $17.2 million and operates in the Professional/Information Technology division.

     Effective April 1, 1997, StaffMark acquired Lindenberg & Associates, Inc. ("Lindenberg"). Lindenberg, headquartered in St. Louis, Missouri, provides information technology staffing services through offices in St. Louis, Kansas City, Omaha and Minneapolis/St. Paul. Lindenberg had 1996 revenues of approximately $18.0 million and operates in the Professional/Information Technology division.

     Subsequent to quarter-end, StaffMark received a commitment for the expansion of its line of credit with Mercantile Bank of St. Louis National Association ("Mercantile") from $50.0 million to $100.0 million, which includes a $30.0 million revolving credit facility and a $70.0 million acquisition facility. The Company also borrowed $29.3 million on the line of credit which was used to pay the cash portion of the Global and Lindenberg acquisition costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The information below is intended to discuss the pro forma results of operations for the three months ended March 31, 1997 as compared to the pro forma results for the three months ended March 31, 1996. These pro forma amounts include the effect of Brewer's February 1996 acquisition of On Call, Brewer's October 1996 acquisition of the Other Founding Companies and StaffMark's February 1997 acquisition of Flexible. Also presented are the results of operations for the three months ended March 31, 1997 as compared to Brewer's results of operations for the three months ended March 31, 1996 and the results of operations for the three months ended March 31, 1997 as compared to the combined results of operations for the three months ended March 31, 1996.

     The  financial  information  provided  below has been  rounded  in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the applicable financial statements, the notes thereto and the other financial data included elsewhere in this Form 10-Q. Additionally, the pro forma and combined first quarter 1996 results discussed below occurred when the companies were not under common control or management and may not be comparable to, or indicative of future performance.

     This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, changes in government regulations, competition, risks of operations and growth of the newly acquired businesses.

PRO FORMA RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO PRO FORMA RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996

     Pro Forma Revenues. Pro forma revenues increased $20.3 million, or 39.1%, to $72.2 million for the three months ended March 31, 1997 as compared $51.9 million for the three months ended March 31, 1996. This increase was largely attributable to an overall increase in the demand for staffing services and the Company's strong internal growth over the prior year. Also accounting for the increase is revenue from the acquisitions of Technology Source, Chandler Enterprises, Inc. d/b/a Advantage Staffing ("Advantage"), and Tom Bain Personnel, Inc. ("Tom Bain") in the fourth quarter of 1996 which totaled $4.0 million of the increase.

     Pro Forma Cost of Services. Pro forma cost of services increased $15.2 million, or 36.7%, to $56.6 million for the three months ended March 31, 1997 compared to $41.4 million for the three months ended March 31, 1996. This increase was also due to an overall increase in the demand for staffing services, acquisitions, and the Company's strong internal growth over the prior year which resulted in additional staffing payroll and benefit costs.

     Pro Forma Gross Profit. Pro forma gross profit increased $5.1 million, or 48.5%, to $15.6 million for the three months ended March 31, 1997 as compared to $10.5 million for the three months ended March 31, 1996. Pro forma gross margin increased to 21.7% for the three months ended March 31, 1997 from 20.3% for the three months ended March 31, 1996. The increases in pro forma gross profit and gross margin are primarily attributable to the Company's increased revenues, acquisitions, and focus on the Professional/Information Technology division, which provides higher profit margins than the Commercial division due to the specialized expertise of the temporary personnel. Efficiencies realized from the consolidation of workers' compensation policies have also increased the Company's gross margin.

     Pro Forma Operating Expenses. Pro forma selling, general and administrative expenses ("SG&A") increased $2.5 million, or 28.8%, to $11.3 million for the three months ended March 31, 1997 as compared to $8.7 million for the three months ended March 31, 1996. This increase was primarily attributable to the Company's continued internal growth as well as its acquisition based growth. As the Company has begun to realize efficiencies from the Merger, pro forma SG&A as a percentage of revenues decreased to 15.6% for the three months ended March 31, 1997 compared to 16.8% for the three months ended March 31, 1996. Pro forma depreciation and amortization expense increased $156,000, or 26.7%, to $741,000 for the three months ended March 31, 1997 as compared to $585,000 for the three months ended March 31, 1996. This increase is primarily related to the amortization of goodwill resulting from the Company's acquisitions.

     Pro Forma Operating Income. Pro forma operating income increased $2.4 million, or 199.9%, to $3.6 million for the three months ended March 31, 1997 as compared to $1.2 million for the three months ended March 31, 1996. Pro forma operating margin increased to 5.1% for the three months ended March 31, 1997 as compared to 2.3% for the three months ended March 31, 1996. These increases are primarily attributable to the increased gross profit, increased gross margin and a decrease in SG&A as a percentage of revenue as previously discussed.

     Pro Forma Interest Expense. Pro forma interest expense was $49,000 for the three months ended March 31, 1997 as compared to $560,000 for the three months ended March 31, 1996. The decrease in interest cost was a result of all debt being repaid with proceeds from the Offering. Interest expense for the three months ended March 31, 1997 is primarily related to a quarterly commitment fee on the Company's credit facility.

     Pro Forma Net Income. Pro forma net income increased $1.9 million, or 483.1%, to $2.3 million for three months ended March 31, 1997 compared to $389,000 for the three months ended March 31, 1996. Pro forma net income as a percentage of revenues increased to 3.1% for the three months ended March 31, 1997 compared to 0.8% for the three months ended March 31, 1996.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996

     The following information compares the results of operations in accordance with the provisions of SAB 97.

     Revenues. Revenues increased $50.0 million, or 360.6%, to $63.9 million for the three months ended March 31, 1997 compared to $13.9 million for the three months ended March 31, 1996. This increase was attributable to the fourth quarter 1996 acquisition of the Other Founding Companies and the subsequent acquisitions of Technology Source, Advantage, Tom Bain, Advance, MRIC and Flexible. These acquisitions accounted for approximately $45.5 million of the increase. Also accounting for this increase is an overall increase in the demand for staffing services and the Company's strong internal growth.

     Cost of Services. Cost of services increased $38.9 million, or 355.0%, to $49.8 million for the three months ended March 31, 1997 compared to $11.0 million for the three months ended March 31, 1996. This increase was primarily attributable to an increase in staffing payroll and related benefit costs associated with increased revenues. Also accounting for the increase was the acquisition of the Other Founding Companies and the subsequent acquisitions of Technology Source, Advantage, Tom Bain, Advance, MRIC and Flexible which accounted for approximately $35.5 million of this increase.

     Gross Profit. Gross profit increased $11.1 million, or 381.5%, to $14.0 million for the three months ended March 31, 1997 compared to $2.9 million for the three months ended March 31, 1996. This increase is primarily attributable to the acquisitions of the Other Founding Companies, Technology Source, Advantage, Tom Bain, Advance, MRIC and Flexible. Gross margin increased to 22.0% for the three months ended March 31, 1997 compared to 21.0% for the three months ended March 31, 1996. The increases in gross profit and gross margin are primarily attributable to the Company's increased revenues, acquisitions, and focus on the Professional/Information Technology division, which provides higher profit margins than the Commercial division due to the specialized expertise of the temporary personnel.

     Operating Expenses. SG&A increased $7.9 million, or 388.0%, to $9.9 million for the three months ended March 31, 1997 compared to $2.0 million for the three months ended March 31, 1996. This increase was primarily attributable to the acquisitions of the Other Founding Companies, Technology Source, Advantage, Tom Bain, Advance, MRIC and Flexible which accounted for approximately $7.1 million of the increase. SG&A as a percentage of revenues increased to 15.6% for the three months ended March 31, 1997 compared to 14.7% for the three months ended March 31, 1996. Depreciation and amortization expense increased $423,000, or 160.0%, to $688,000 for the three months ended March 31, 1997 compared to $265,000 for the three months ended March 31, 1996. This increase is primarily attributable to amortization of the goodwill associated with several of the Company's subsequent acquisitions and depreciation from the addition of property and equipment acquired in the Merger.

     Operating Income. Operating income increased $2.8 million, or 455.5%, to $3.4 million for the three months ended March 31, 1997 compared to $613,000 for the three months ended March 31, 1996. The Company's operating margin increased to 5.3% for the first quarter of 1997 compared to 4.4% for the first quarter of 1996.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE COMBINED RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996

     The following information compares actual results for the three months ended March 31, 1997 to the combined results of the Founding Companies for the three months ended March 31, 1996 as if they had been members of the same operating group. These combined amounts for the three months ended March 31, 1996 have not been adjusted for significant acquisitions or reductions in salaries to certain owners of the Founding Companies.

                                                            Three Months Ended March 31,
                                                               (Dollars in Thousands)
                                                  ==================================================
                                                     1996                      1997
                                                  ========================= ========================
                                                       $            %           $            %
                                                  ------------ ------------ -----------  -----------
SERVICE REVENUES                                      $40,925        100.0     $63,864        100.0
COST OF SERVICES                                       32,449         79.3      49,839         78.0
                                                  ------------ ------------ -----------  -----------
        Gross profit                                    8,476         20.7      14,025         22.0
OPERATING EXPENSES:
   Selling, general and administrative                  6,939         17.0       9,932         15.6
   Depreciation and amortization                          428          1.0         688          1.0
                                                  ------------ ------------ -----------  -----------
        Operating income                              $ 1,109          2.7     $ 3,405          5.4
                                                  ============ ============ ===========  ===========

     Combined Revenues. Revenues increased $22.9 million, or 56.1%, to $63.9 million for the three months ended March 31, 1997 compared to combined revenues of $40.9 million for the three months ended March 31, 1996. This increase was attributable to strong internal growth, an overall increase in the demand for staffing services, and the acquisitions of On Call, Technology Source, Advantage, Tom Bain, Advance, MRIC and Flexible, which accounted for approximately $10.6 million of the increase.

     Combined Cost of Services. Cost of services increased $17.4 million, or 53.6%, to $49.8 million for the three months ended March 31, 1997 compared to combined cost of services of $32.4 million for the three months ended March 31, 1996. This increase is primarily due to increased staffing and benefit costs associated with the increase in revenue, strong internal growth, an overall increase in the demand for staffing services, and the acquisitions of On Call, Technology Source, Advantage, Tom Bain, Advance, MRIC and Flexible.

     Combined Gross Profit. Gross profit increased $5.5 million, or 65.5%, to $14.0 million for the three months ended March 31, 1997 as compared to combined gross profit of $8.5 million for the three months ended March 31, 1996. This increase is attributable to higher revenues due to internal growth and the acquisitions of On Call, Technology Source, Advantage, Tom Bain, Advance, MRIC and Flexible. Gross margin increased to 22.0% for the three months ended March 31, 1997 from a combined gross profit of 20.7% for the three months ended March 31, 1996. The increases in gross profit and gross margin are primarily attributable to the Company's increased revenues, acquisitions, and focus on the Professional/Information Technology division, which provides higher profit margins than the Commercial division due to the specialized expertise of the temporary personnel. Gross margin also increased as a result of lower workers' compensation expenses and state unemployment taxes.

     Combined Operating Expenses. SG&A increased $3.0 million, or 43.1%, to $9.9 million for the three months ended March 31, 1997 compared to combined SG&A of $6.9 million for the three months ended March 31, 1996. This increase was due to the Company's costs to support the internal and acquisition growth. SG&A as a percentage of revenues decreased to 15.6% for the three months ended March 31, 1997 compared to combined SG&A of 17.0% for the three months ended March 31, 1996 as the Company has begun to realize efficiencies from the Merger. Depreciation and amortization expense increased $260,000, or 60.9%, to $688,000 for the three months ended March 31, 1997 compared to combined depreciation and amortization expense of $428,000 for the three months ended March 31, 1996. This increase is primarily related to the amortization of goodwill resulting from the Company's acquisitions.

     Combined Operating Income. Operating income increased $2.3 million, or 207.2%, to $3.4 million for the three months ended March 31, 1997 as compared to combined operating income of $1.1 million for the three months ended March 31, 1996. Operating margin increased to 5.4% for the three months ended March 31, 1997 as compared to combined operating margin of 2.7% for the three months ended March 31, 1996. These increases are primarily attributable to the increased gross profit, increased gross margin and decreased SG&A as a percentage of revenue previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     In October 1996, the Company established a $50.0 million line of credit with Mercantile to be used for working capital and other general corporate purposes, including acquisitions. Subsequent to quarter-end, the Company received a commitment to expand its line of credit from $50.0 million to $100.0 million, which includes a $30.0 million revolving credit facility and a $70.0 million acquisition facility. The credit facility matures on October 4, 2001 and interest on any borrowings will be computed at the Company's option at either LIBOR or Mercantile's prime rate and incrementally adjusted based on the Company's operating leverage ratios. The Company is obligated to pay a commitment fee equal to 0.25% per annum multiplied by the total line of credit commitment through March 31, 1997. Subsequent to March 31, 1997, the commitment fee is equal to 0.25% of the unused portion of the total revolving credit commitment. The credit facility is secured by all assets of the Company and a pledge of 100% of the stock of all of the Company's subsidiaries. As of March 31, 1997, no funds were borrowed on either credit facility. Subsequent to quarter-end, the Company borrowed $29.3 million on the line of credit which was used to pay the cash portion of the Global and Lindenberg acquisition costs.

     In October 1996, the Company registered an additional 4.0 million shares of its Common Stock for use by the Company as consideration to be paid in conjunction with future acquisitions. As of March 31, 1997, none of these shares had been issued.

     Net cash used in operating activities was $692,000 and $719,000 for the three months ended March 31, 1996 and 1997, respectively. The net cash provided by operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities.

     Net cash used in investing activities was $3.2 million and $9.5 million for the three months ended March 31, 1996 and 1997, respectively. Cash used in investing activities in the first quarter of 1996 was largely for the acquisition of On Call by Brewer for cash totaling $3.0 million. Cash used in investing activities in the first quarter of 1997 was primarily related to the acquisition of Advance, MRIC and Flexible for cash totaling $9.8 million.

     Net cash provided by financing activities was $3.9 million, and $0 for the three months ended March 31, 1996 and 1997, respectively. Cash provided by financing activities in the first quarter of 1996 was primarily attributable to the proceeds from debt issued by Brewer in conjunction with the acquisition of On Call.

     As a result of the foregoing, combined cash and cash equivalents increased by $9,000 for the first quarter of 1996 and decreased by $10.2 million for the first quarter of 1997, respectively.

     Management believes that the Company's revolving credit facility, its cash flows from operations, and the shares of Common Stock available under its shelf registration statement will provide sufficient liquidity or acquisition currency to execute the Company's acquisition and internal growth plans through the expiration of the credit facility discussed above. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. Management plans to periodically reassess the adequacy of the Company's liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, and acquisition plans, in order to ensure the Company's negotiated credit facilities are adequate to meet the Company's needs on a short-term and long-term basis.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a materially adverse effect on the Company's results of operations or financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

ITEM 2.  CHANGES IN SECURITIES

     In connection with the acquisition of Technology Source, the Company issued 118,763 shares of Common Stock to the members of Technology Source in January 1997. In connection with the acquisition of Flexible, the Company issued 183,823 shares of Common Stock to the stockholders of Flexible in March 1997. Each of these transactions was effected without registration of the relevant security under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)Exhibits

        2.1 Asset Purchase Agreement, dated March 17, 1997, among StaffMark, Inc., StaffMark Acquisition Corporation Two, StaffMark Acquisition Corporation Three, and Flexible Personnel, Inc., Great Lakes Search Associates, Inc., H.R. America, Inc., Douglas H. Curtis, Jean A. Curtis and Robert P. Curtis. /1/

        3.1 Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

        3.2  Certificate   of  amendment   of   Certificate   of   Incorporation
             (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement of Form S-1 (File No. 333-07513)).

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

        4.2 Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

       11 Statement re: computation of per share earnings; reference is made to Note 5 of the StaffMark, Inc. Notes to Pro Forma Statements of Income and Note 5 of the StaffMark, Inc. Notes to Consolidated Financial Statements contained in this Form 10-Q.

       21    Subsidiaries of the Company.

       27.1  Financial Data Schedule.

        /1/ The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

        (b) Reports on Form 8-K

                 1. A report on Form 8-K was filed with the SEC on February  21,
                    1997 in connection with the acquisition by the Company of Advance on February 7, 1997.

                 2. A report on Form 8-K was filed with the SEC on February  21,
                    1997 in connection with the acquisition by the Company of MRIC on February 7, 1997.

                 3. A report on Form 8-K was filed with the SEC on April 2, 1997 in connection with the acquisition by the Company of Flexible on March 18, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STAFFMARK, INC.


Date: May 5, 1997                       /s/ CLETE T. BREWER
                                        ------------------------------
                                        Clete T. Brewer
                                        Chief Executive Officer and President


Date: May 5, 1997                       /s/ TERRY C. BELLORA
                                        ------------------------------
                                        Terry C. Bellora
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


   Exhibit
    Number                           Description
    ------                           -----------
     21.1                        --  Subsidiaries of StaffMark, Inc.
     27.1                        --  Financial Data Schedule