Form 10-Q
period 1997-06-30
STAFFMARK INC
filed 1997-07-28
CIK 1017968

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)



[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 1997



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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(501) 973-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 28, 1997 was 14,795,795.

                                 STAFFMARK INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
                                     INDEX

                                                                                                        Index
                                                                                                        -----
PART I -- FINANCIAL INFORMATION

    ITEM 1 -- FINANCIAL STATEMENTS

            Introduction                                                                                  3

    StaffMark, Inc. Pro Forma Statements of Income
            Pro Forma Statements of Income                                                                4
            Notes to Pro Forma Statements of Income                                                       5

    StaffMark, Inc. Consolidated Financial Statements
            Consolidated Statements of Income                                                             7
            Consolidated Balance Sheets                                                                   8
            Consolidated Statements of Cash Flows                                                         9
            Notes to Consolidated Financial Statements                                                   10


    ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

            Introduction                                                                                 14

            Pro Forma Results for the Three and Six Months Ended June 30, 1997 Compared to Pro Forma     14
               Results for the Three and Six Months Ended June 30, 1996

            Results for the Three and Six Months Ended June 30, 1997 Compared to Results for the Three   16
               and Six Months Ended June 30, 1996

            Results for the Three and Six Months Ended June 30, 1997 Compared to the Combined Results    17
               for the Three and Six Months Ended June 30, 1996

            Liquidity and Capital Resources                                                              19


PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                                                          20

     ITEM 2 - CHANGES IN SECURITIES                                                                      20

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        20

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                           21

     (a)     Exhibits

     (b)     Reports on Form 8-K

     SIGNATURES                                                                                          22

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

INTRODUCTION

        StaffMark, Inc. (the "Company" or "StaffMark") was founded in March 1996 to create a leading provider of diversified staffing and consulting services to businesses, professional and service organizations, governmental agencies and medical niches. On October 2, 1996, StaffMark and six staffing service businesses, Brewer Personnel Services, Inc. ("Brewer"), Prostaff Personnel, Inc. and its related entities ("Prostaff"), Maxwell Staffing, Inc. and its related entities ("Maxwell"), HRA, Inc. ("HRA"), First Choice Staffing, Inc. ("First Choice") and Blethen Temporaries, Inc. and its related entities ("Blethen"), (each a "Founding Company" and collectively, the "Founding Companies"), merged through a series of separate transactions (the "Merger") simultaneously with the closing of the Company's initial public offering (the "Offering").

        Between March 1996 and the consummation of the Offering, the Company did not conduct any operations and all activities prior to the Offering related to the Merger and the Offering. Pursuant to the requirements of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), which was issued and became effective July 31, 1996, Brewer was designated as the acquirer, for financial reporting purposes, of Prostaff, Maxwell, HRA, First Choice, and Blethen (collectively, the "Other Founding Companies"). Based on the applicable provisions of SAB 97, these acquisitions were accounted for as combinations at historical cost. Additionally, the consolidated financial information presented in this quarterly report on Form 10-Q relates to Brewer through the date of the Offering and to StaffMark on a consolidated basis for all periods subsequent to October 2, 1996.

        Since the Offering, the Company has acquired 13 additional staffing and consulting service businesses, allowing the Company to grow geographically and expand its presence in the rapidly growing professional and information technology fields, as well as in medical niches.

        The following unaudited pro forma statements of income give effect to the following pro forma adjustments: (i) Brewer's acquisition of the Other Founding Companies; (ii) the effect of Brewer's February 1996 acquisition of On Call Employment Services, Inc. ("On Call"); (iii) StaffMark's March 1997 acquisition of Flexible Personnel, Inc., Great Lakes Search Associates, Inc., and HR America, Inc. (collectively, "Flexible"); (iv) StaffMark's April 1997 acquisition of Global Dynamics, Inc. ("Global"); (v) the adjustment to compensation expense for the difference between the historical compensation paid to certain previous owners of the Founding Companies, Flexible and Global and the employment contract compensation negotiated in conjunction with the Merger and respective acquisitions ("Compensation Differential"); and (vi) the incremental provision for income taxes attributable to the income of subchapter S Corporations, net of the income tax benefits related to the Compensation Differential and adjusted for nondeductible goodwill amortization.

        These pro forma statements of income should be read in conjunction with the audited financial statements and the notes thereto included in StaffMark's 1996 Annual Report on Form 10-K, as amended, and the respective Form 8-K filings prepared in conjunction with the respective acquisitions of Flexible and Global.

                                STAFFMARK, INC.

                         PRO FORMA STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      June 30,                         June 30,
                                           ------------------------------    ------------------------------
                                               1996             1997             1996             1997
                                           -------------    -------------    -------------    -------------
SERVICE REVENUES                           $  67,362,330    $  96,123,410    $ 123,430,877    $ 173,298,495
COST OF SERVICES                              53,053,593       74,675,962       97,417,454      134,965,004
                                           -------------    -------------    -------------    -------------
               Gross profit                   14,308,737       21,447,448       26,013,423       38,333,491
                                           -------------    -------------    -------------    -------------

OPERATING EXPENSES:
     Selling, general and administrative      10,042,052       14,074,153       19,427,700       26,118,867
     Depreciation and amortization               793,650        1,061,782        1,537,303        2,005,202
                                           -------------    -------------    -------------    -------------
               Operating income                3,473,035        6,311,513        5,048,420       10,209,422
                                           -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
     Interest expense                           (862,082)        (475,593)      (1,666,759)        (781,618)
     Other, net                                  328,162           14,833          398,454          254,388

                                           -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                     2,939,115        5,850,753        3,780,115        9,682,192
PROVISION FOR INCOME TAXES                     1,265,577        2,398,809        1,712,889        4,014,698
                                           -------------    -------------    -------------    -------------
               NET INCOME                  $   1,673,538    $   3,451,944    $   2,067,226    $   5,667,494
                                           =============    =============    =============    =============



PRO FORMA PRIMARY EARNINGS
PER SHARE                                  $        0.18    $        0.24    $        0.23    $        0.39
                                           =============    =============    =============    =============

PRO FORMA FULLY DILUTED
EARNINGS PER SHARE                         $        0.18    $        0.23    $        0.23    $        0.38
                                           =============    =============    =============    =============


       The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.

                    NOTES TO PRO FORMA STATEMENTS OF INCOME

                                  (UNAUDITED)

1.       ORGANIZATION:

        StaffMark was founded in March 1996 to create a leading provider of diversified staffing and consulting services to businesses, professional and service organizations, governmental agencies and medical niches. On October 2, 1996, StaffMark merged through a series of separate transactions with the Founding Companies. The Merger was effected by StaffMark simultaneously with the closing of its Offering. The consideration for the stock of the Founding Companies consisted of a combination of cash and Common Stock of the Company.

        The Company recognizes revenues upon performance of services. The Company generally compensates its temporary employees and consultants only for hours actually worked, therefore wages of the temporary employees and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, certain of the Company's professional and information technology consultants are full-time, salaried employees. Cost of services primarily consists of wages paid to temporary employees, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

2.       BASIS OF PRESENTATION:

        The pro forma financial information included herein is unaudited and includes the financial results of StaffMark, the Founding Companies, On Call, Flexible and Global as if these acquisitions had occurred at the beginning of the periods presented. Other acquisitions made by the Company since its Offering have not been significant and therefore have not been included in these pro forma statements of income. Management believes this information reflects all adjustments which are necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three and six months ended June 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the full year. These pro forma statements of income should be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Annual Report on Form 10-K, as amended, and the respective Form 8-K filings prepared in conjunction with the respective acquisitions of Flexible and Global.

3.       SEASONALITY:

        The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate. The Company generally expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

4.       INCOME TAXES:

        Certain of the Founding Companies and acquired companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the Merger and respective acquisitions are the responsibility of the respective stockholders. Effective with the Merger and respective acquisitions, these S Corporations converted to C Corporation status which require them to recognize the tax consequences of operations in their respective statements of income. For purposes of preparing these pro forma statements of income, federal and state income taxes have been provided for at an estimated effective combined tax rate of 39%, adjusted for nondeductible goodwill amortization.

5.       EARNINGS PER SHARE:

        Primary and fully diluted earnings per share have been computed by dividing net income by the weighted-average shares of Common Stock outstanding during the periods presented, including the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options even though these options are not vested. The weighted-average shares used to compute earnings per share were as follows:

                            Three Months Ended             Six Months Ended
                                  June 30,                     June 30,
                            1996           1997           1996           1997
                         ----------     ----------     ----------     ----------
Primary                   9,174,386     14,677,299      9,174,386     14,561,699
                         ==========     ==========     ==========     ==========

Fully Diluted             9,174,386     14,892,201      9,174,386     14,815,536
                         ==========     ==========     ==========     ==========

        The computation of earnings per share for the three and six months ended June 30, 1996 was based upon 9,174,386 weighted average shares outstanding which includes: (i) 1,355,000 shares issued by StaffMark prior to the Offering; (ii) 5,618,249 shares issued to the stockholders of the Founding Companies in connection with the Merger; (iii) 1,326,459 shares issued in connection with the Offering to pay the cash portion of the consideration for the Founding Companies; (iv) 183,823 shares issued in conjunction with the March 1997 acquisition of Flexible; and (v) 690,855 shares issued in conjunction with the April 1997 acquisition of Global.

         The computation of both primary and fully diluted earnings per share for the three months ended June 30, 1997 was based upon the actual weighted average shares outstanding during the period since both the Flexible and Global acquisitions were effective on or before the beginning of the second quarter.

         The computation of both primary and fully diluted earnings per share for the six months ended June 30, 1997 was based upon the actual weighted average shares outstanding during the period adjusted to reflect the acquisitions of Flexible and Global as if these acquisitions had occurred on January 1, 1997.

                                STAFFMARK, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      June 30,                         June 30,
                                           ------------------------------    ------------------------------
                                                1996             1997             1996             1997
                                           -------------    -------------    -------------    -------------
SERVICE REVENUES                           $  16,690,130    $  96,123,410    $  30,556,381    $ 159,987,151
COST OF SERVICES                              13,074,504       74,675,962       24,027,885      124,515,015
                                           -------------    -------------    -------------    -------------
               Gross profit                    3,615,626       21,447,448        6,528,496       35,472,136
                                           -------------    -------------    -------------    -------------

OPERATING EXPENSES:

     Selling, general and administrative       2,410,152       14,074,153        4,445,462       24,005,794
     Depreciation and amortization               301,390        1,061,782          565,974        1,749,616
                                           -------------    -------------    -------------    -------------
               Operating income                  904,084        6,311,513        1,517,060        9,716,726
                                           -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):

      Interest expense                          (455,031)        (475,593)        (879,924)        (507,226)
     Other, net                                  (14,571)          14,833           (3,182)         253,539
                                           -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES                       434,482        5,850,753          633,954        9,463,039
PROVISION FOR INCOME TAXES                           --         2,398,809              --         3,879,846
                                           -------------    -------------    -------------    -------------
               NET INCOME                  $     434,482    $   3,451,944    $     633,954    $   5,583,193
                                           =============    =============    =============    =============


PRIMARY EARNINGS PER SHARE                                  $        0.24                     $        0.39
                                                            =============                     =============

FULLY DILUTED EARNINGS PER SHARE                            $        0.23                     $        0.39
                                                            =============                     =============


       The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,    JUNE 30,
                                                                                  1996           1997
                                                                              ------------   ------------
                                                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                             $ 13,856,422   $  2,639,536
        Accounts receivable, net of allowance
           for doubtful accounts                                                21,064,875     41,060,043
        Advances to stockholders                                                      --          175,635
        Prepaid expenses and other                                               1,577,508      1,930,467
        Deferred income taxes                                                         --          753,515
                                                                              ------------   ------------
                          Total current assets                                  36,498,805     46,559,196

PROPERTY AND EQUIPMENT, net                                                      4,003,638      6,663,478
INTANGIBLE ASSETS, net                                                          30,512,571     86,734,041
ADVANCES TO STOCKHOLDERS                                                           160,000        984,365
OTHER ASSETS                                                                       323,217        967,362
                                                                              ------------   ------------
                                                                              $ 71,498,231   $141,908,442
                                                                              ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and other accrued liabilities                        $  1,907,331   $  3,128,388
        Outstanding checks                                                         176,156           --
        Payroll and related liabilities                                          3,515,743     11,649,723
        Reserve for workers' compensation claims                                 3,771,398      6,556,738
        Accrued interest                                                              --          459,743
        Income taxes payable                                                     2,415,203        676,856
        Deferred income taxes                                                      662,505           --
                                                                              ------------   ------------
                          Total current liabilities                             12,448,336     22,471,448
LONG-TERM DEBT                                                                        --       43,430,000
OTHER LONG TERM LIABILITIES                                                        518,669        136,075
DEFERRED INCOME TAXES                                                              421,147        396,226

STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value; authorized shares of
            1,000,000; no shares issued or outstanding                                --             --
        Common stock, $.01 par value in 1996 and 1997; authorized
            shares of 26,000,000 in 1996 and 1997; shares issued and
            outstanding of 13,417,012 in 1996 and 14,509,633 in 1997               134,170        145,097
        Paid-in capital                                                         55,379,391     67,149,885
        Retained earnings                                                        2,596,518      8,179,711
                                                                              ------------   ------------
                          Total stockholders' equity                            58,110,079     75,474,693
                                                                              ------------   ------------
                                                                              $ 71,498,231   $141,908,442
                                                                              ============   ============

      The accompanying notes are an integral part of these balance sheets.

                                STAFFMARK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   1996            1997            1996            1997
                                                               ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $    434,482    $  3,451,944    $    633,954    $  5,583,193
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                            301,390       1,061,782         565,974       1,749,616
           Provision for bad debts                                   57,821         108,681          57,932         148,528
            Change in operating assets and liabilities,
              net of effects of acquisitions:
                Accounts receivable                                (232,496)     (4,130,596)     (1,246,671)     (8,610,894)
                Prepaid expenses and other                           74,118         214,707         (22,263)        (49,613)
                Other assets                                              4         543,268          (2,095)        657,973
                Deferred income taxes                                  --        (1,190,040)           --        (2,278,141)
                Accounts payable and other accrued                   33,012         904,257           8,644         359,817
                liabilities
                Outstanding checks                                  (66,694)           --           115,345        (176,156)
                Payroll and related liabilities                     166,871       2,098,641         250,733       5,243,007
                Reserve for workers' compensation claims             27,115         504,114         (26,404)      1,066,629
                Income taxes payable/receivable                        --        (1,175,440)           --        (1,906,114)
                Accrued interest and other                         (213,825)     (1,529,190)       (445,296)     (1,645,111)
                                                               ------------    ------------    ------------    ------------
                       Net cash provided by (used in)
                       operating activities                         581,798         862,128        (110,147)        142,734
                                                               ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses, net of cash acquired                     --       (41,800,708)     (3,000,000)    (50,930,702)
     Capital expenditures                                           (45,677)     (1,553,794)       (234,143)     (1,923,674)
                                                               ------------    ------------    ------------    ------------
                       Net cash used in investing activities        (45,677)    (43,354,502)     (3,234,143)    (52,854,376)
                                                               ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                       485,088      43,430,000       4,736,794      43,430,000
     Payments on borrowings                                        (571,558)     (1,935,244)       (860,204)     (1,935,244)
     Cash dividends                                                    --              --           (17,000)           --
     Deferred financing costs                                          --              --           (56,250)           --
                                                               ------------    ------------    ------------    ------------
                       Net cash provided by (used in)
                       financing activities                         (86,470)     41,494,756       3,803,340      41,494,756
                                                               ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                            449,651        (997,618)        459,050     (11,216,886)
CASH AND CASH EQUIVALENTS,
     beginning of period                                            328,558       3,637,154         319,159      13,856,422
                                                               ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                       $    778,209    $  2,639,536    $    778,209    $  2,639,536
                                                               ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

           Interest paid                                       $    434,312    $    290,014    $  1,042,906    $    326,243
                                                               ============    ============    ============    ============
           Income taxes paid                                   $       --      $  2,510,550    $      --       $  4,533,450
                                                               ============    ============    ============    ============



       The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.       ORGANIZATION:

        In March 1996, StaffMark was founded to create a leading provider of temporary staffing and consulting services. Effective October 2, 1996, the Company acquired the Founding Companies and completed its Offering. Based on the provisions of SAB 97, Brewer was designated as the acquirer, for financial reporting purposes, of the Other Founding Companies. As Brewer was designated as the acquirer for financial reporting purposes, the accompanying financial statements reflect the results of its operations for the three and six months ended June 30, 1996. Based on the applicable provisions of SAB 97, the acquisition of assets and assumption of liabilities of the Other Founding Companies are reflected at their historical cost. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements.

        The Company provides diversified staffing and consulting services to businesses, professional and service organizations and medical niches. The Company recognizes revenues upon performance of services. The Company generally compensates its temporary employees and consultants only for hours actually worked, therefore wages of the temporary employees and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, certain of the Company's professional and information technology consultants are full-time, salaried employees. Cost of services primarily consists of wages paid to temporary employees, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

        As of June 30, 1997, StaffMark operated offices in 19 states, British Columbia and the United Kingdom and provides temporary staffing in the commercial, professional and specialty medical staffing service lines. StaffMark extends trade credit to customers representing a variety of industries. There are no individual customers that account for more than 10% of service revenues of StaffMark in any of the periods presented.

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

        Concurrent with the completion of the Offering, the Company issued 5,618,249 shares of Common Stock to the stockholders of the Founding Companies, in addition to the cash consideration discussed above, to effect the Merger.

3.       BASIS OF PRESENTATION:

        The accompanying interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to ensure the information presented is not misleading. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements of the Company and the Founding Companies and notes thereto included in StaffMark's Annual Report on Form 10-K, as amended.

4.       SEASONALITY:

        The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate. The Company generally expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

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

        Advance Personnel Service, Inc. ("Advance") was acquired in February 1997. Advance, located in Memphis, Tennessee, provides clerical, light industrial, assembly and packing services for several Fortune 500 companies. Advance had 1996 revenues of approximately $6.3 million and operates in the Commercial division. MRIC Medical Recruiters International, L.T.D. ("MRIC") was also acquired in February 1997. Located in Vancouver, British Columbia, MRIC provides physical therapists on a direct placement and locum basis in Canada and the United States. MRIC had 1996 revenues of approximately $2.5 million and operates in the Specialty Medical division. The aggregate consideration paid in these transactions consisted of $2.5 million in cash.

        Flexible was acquired in March 1997. Flexible, headquartered in Fort Wayne, Indiana, operates a total of 40 offices located in Indiana, Michigan and Ohio. Providing clerical, light industrial, professional/information technology and accounting services, Flexible also operates a staff leasing company. Flexible had 1996 revenues of approximately $49.3 million and operates in the Commercial and Professional/Information Technology divisions. The consideration paid for Flexible included $7.5 million in cash and 183,823 shares of StaffMark Common Stock.

        Global was acquired in April 1997. Located in Walnut Creek, California, Global provides information technology staffing services to several Fortune 500 companies. Global had 1996 revenues of approximately $17.2 million and operates in the Professional/Information Technology division. The consideration paid for Global included $14.0 million in cash and 690,855 shares of StaffMark Common Stock.

        Lindenberg & Associates, Inc. ("Lindenberg") was acquired in April 1997. Lindenberg, headquartered in St. Louis, Missouri, provides information technology staffing services through offices in St. Louis, Missouri; Kansas City, Kansas; Omaha, Nebraska and Minneapolis/St. Paul, Minnesota. Lindenberg had 1996 revenues of approximately $18.0 million and operates in the Professional/Information Technology division. The consideration paid for Lindenberg included $15.25 million in cash.

        TPS/Furr & Associates, Inc. ("TPS") was acquired in May 1997.
TPS, located in Monroe, North Carolina, provides clerical and light industrial services in the Charlotte, North Carolina area. TPS had 1996 revenues of approximately $4.5 million and operates in the Commercial division. HR Alternatives, Inc. ("Alternatives") was acquired in June 1997. Headquartered in Kingsport, Tennessee, Alternatives provides clerical and light industrial services through eight offices in the areas of Eastern Tennessee, Western Carolina and Southwestern Virginia. Alternatives had 1996 revenues of approximately $8.4 million and operates in the Commercial division. The Kleven Group and Affiliates, Inc. ("Kleven") was acquired in June 1997. Located in Lexington, Massachusetts, Kleven provides clerical and information technology services in the New England area and had 1996 revenues of approximately $5.0 million. Kleven operates in the Commercial and Professional/Information Technology divisions. Sterling Human Resource Company ("Sterling") was acquired in June 1997. Located in Phoenix, Arizona and Boca Raton, Florida, Sterling provides clerical, light industrial and information technology services and had 1996 revenues of approximately $19.0 million. Sterling operates in the Commercial and Professional/Information Technology divisions. The aggregate consideration paid in these transactions consisted of $11.7 million in cash and 217,123 shares of StaffMark Common Stock.

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

        The accompanying balance sheet as of June 30, 1997 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The excess of purchase price over net assets acquired has been included in intangible assets and is being amortized over a period of 30 years.

        The unaudited consolidated results of operations on a pro forma basis as though Flexible, Global and Lindenberg had been acquired as of the beginning of the respective periods are as follows:


                                                    Six Months       Six Months
                                                      Ended            Ended
                                                  June 30, 1996    June 30, 1997
                                                  -------------    -------------
Revenues                                          $ 134,136,209    $ 178,698,826
                                                  =============    =============

Net income                                        $   1,827,642    $   5,626,639
                                                  =============    =============

Primary earnings per share                        $        0.20    $        0.39
                                                  =============    =============

Fully diluted earnings per share                  $        0.20    $        0.38
                                                  =============    =============

        The unaudited pro forma statements of income presented elsewhere in this Form 10-Q have been prepared in accordance with the applicable SEC requirements for presenting pro forma financial information and, accordingly, do not reflect the pro forma impact of the Lindenberg acquisition.

6.      CREDIT FACILITY:

        During the three months ended June 30, 1997, StaffMark completed the expansion of its line of credit with Mercantile Bank of St. Louis National Association ("Mercantile") from $50.0 million to $100.0 million, which includes a $30.0 million revolving credit facility and a $70.0 million acquisition facility. As of June 30, 1997, the Company had borrowed approximately $42.6 million on the acquisition facility. These borrowing were used to pay the cash portion for several of the Company's recent acquisitions. As of June 30, 1997, the Company's net borrowing on the revolving credit facility totaled $800,000. These funds were used for general operating purposes.

7.      EARNINGS PER SHARE:

        The weighted-average shares used to compute earnings per share were as follows:

                                     For the Three              For the Six
                                     Months Ended              Months Ended
                                     June 30, 1997             June 30, 1997
                                     -------------             -------------
              Primary                 14,677,376                14,158,260
                                      ==========                ==========

              Fully Diluted           14,892,278                14,412,097
                                      ==========                ==========


        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the dual presentation of basic and diluted earnings per share, as defined in SFAS 128, on the face of the statement of income beginning with the year end 1997 and subsequent quarterly reporting periods. Basic and diluted earnings per share as computed under SFAS 128 were $0.24 for the three months ended June 30, 1997 and $0.40 for the six months ended June 30, 1997.

8.      SUBSEQUENT EVENTS:

        Subsequent to quarter-end, StaffMark merged with Baker Street Group, Inc. ("Baker Street"). Located in Houston, Texas, Baker Street provides professional and information technology staffing, clerical services and staffing in niche areas such as mortgage banking and title search. Baker Street had 1996 revenues of approximately $11.0 million and operates in the Professional/Information Technology and Commercial divisions. This transaction will be accounted for as a pooling-of-interests.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the applicable financial statements, the notes thereto and the other financial data included elsewhere in this Form 10-Q. Additionally, the pro forma and combined results for the three and six months ended June 30, 1996 discussed below occurred when the companies were not under common control or management and may not be comparable to, or indicative of future performance.

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

PRO FORMA RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO PRO FORMA RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

         The information below discusses the pro forma results of operations for the three and six months ended June 30, 1997 as compared to the pro forma results for the three and six months ended June 30, 1996. These pro forma amounts include the effect of Brewer's February 1996 acquisition of On Call, Brewer's October 1996 acquisition of the Other Founding Companies, StaffMark's March 1997 acquisition of Flexible, StaffMark's April 1997 acquisition of Global, adjustments to reflect the Compensation Differential and adjustments to the provision for income taxes relating to the income of subchapter S corporations, net of the income tax benefits related to the Compensation Differential and adjusted for nondeductible goodwill.

        Pro Forma Revenues. Pro forma revenues increased $28.8 million, or 42.7%, to $96.1 million for the three months ended June 30, 1997 as compared $67.4 million for the three months ended June 30, 1996. Pro forma revenues increased $49.9 million, or 40.4%, to $173.3 million for the six months ended June 30, 1997 as compared $123.4 million for the six months ended June 30, 1996. These increases were primarily attributable to the acquisitions of The Technology Source L.L.C. ("Technology Source"), Chandler Enterprises, Inc. d/b/a Advantage Staffing ("Advantage"), and Tom Bain Personnel, Inc. ("Tom Bain"), MRIC, Advance, Lindenberg, TPS, Alternatives and Kleven which totaled $14.2 million for the three months ended June 30, 1997 and $19.5 million for the six months ended June 30, 1997. The Company's internal growth accounted for $14.6 million and $30.4 million of the increase for the three and six months ended June 30, 1997, respectively, as a result of the Company's emphasis on customer development and an overall increase in demand for staffing services from existing customers.

        Pro Forma Cost of Services. Pro forma cost of services increased $21.6 million, or 40.8%, to $74.7 million for the three months ended June 30, 1997 compared to $53.1 million for the three months ended June 30, 1996. Pro forma cost of services increased $37.5 million, or 38.5%, to $135.0 million for the six months ended June 30, 1997 compared to $97.4 million for the six months ended June 30, 1996. These increases in staffing payroll and benefit costs were related to the higher revenues resulting from the increased demand for staffing services, the Company's internal growth and the acquisitions discussed above.

        Pro Forma Gross Profit. Pro forma gross profit increased $7.1 million, or 49.9%, to $21.4 million for the three months ended June 30, 1997 as compared to $14.3 million for the three months ended June 30, 1996. Pro forma gross profit increased $12.3 million, or 47.4%, to $38.3 million for the six months ended June 30, 1997 as compared to $26.0 million for the six months ended June 30, 1996. The increases in pro forma gross profit are primarily attributable to the increased revenues from the Company's acquisitions and internal growth. Pro forma gross margin increased to 22.3% for the three months ended June 30, 1997 from 21.2% for the three months ended June 30, 1996. Pro forma gross margin increased to 22.1% for the six months ended June 30, 1997 from 21.1% for the six months ended June 30, 1996. The increases in pro forma gross margin are primarily attributable to the Company's focus on increasing the Professional/Information Technology division revenues, which generally provide higher profit margins than the Commercial division due to the specialized expertise of the consultants. Emphasis on the reduction of variable costs, such as workers' compensation expense, have also contributed to increases in the Company's gross margin.

        Pro Forma Operating Expenses. Pro forma selling, general and administrative expenses ("SG&A") increased $4.0 million, or 40.2%, to $14.1 million for the three months ended June 30, 1997 as compared to $10.0 million for the three months ended June 30, 1996. Pro forma SG&A increased $6.7 million, or 34.4%, to $26.1 million for the six months ended June 30, 1997 as compared to $19.4 million for the six months ended June 30, 1996. These increases were primarily attributable to the Company's acquisition growth as well as its internal growth. Pro forma SG&A as a percentage of revenues decreased to 14.6% for the three months ended June 30, 1997 compared to 14.9% for the three months ended June 30, 1996. Pro forma SG&A as a percentage of revenues decreased to 15.1% for the six months ended June 30, 1997 compared to 15.7% for the six months ended June 30, 1996. These decreases relate to efficiencies the Company has begun to realize from the Mergers in conjunction with an overall increase in revenues, somewhat offset by higher SG&A associated with being a public company and costs associated with maintaining the Company's acquisition program. Pro forma depreciation and amortization expense increased $268,000, or 33.8%, to $1.1 million for the three months ended June 30, 1997 as compared to $794,000 for the three months ended June 30, 1996. Pro forma depreciation and amortization expense increased $468,000, or 30.4%, to $2.0 million for the six months ended June 30, 1997 as compared to $1.5 million for the six months ended June 30, 1996. These increases are primarily related to the amortization of goodwill resulting from the Company's acquisitions.

        Pro Forma Operating Income. Pro forma operating income increased $2.8 million, or 81.7%, to $6.3 million for the three months ended June 30, 1997 as compared to $3.5 million for the three months ended June 30, 1996. Pro forma operating income increased $5.2 million, or 102.2%, to $10.2 million for the six months ended June 30, 1997 as compared to $5.0 million for the six months ended June 30, 1996. Pro forma operating margin increased to 6.6% for the three months ended June 30, 1997 as compared to 5.2% for the three months ended June 30, 1996. Pro forma operating margin increased to 5.9% for the six months ended June 30, 1997 as compared to 4.1% for the six months ended June 30, 1996.

        Pro Forma Interest Expense. Pro forma interest expense was $476,000 for the three months ended June 30, 1997 as compared to $862,000 for the three months ended June 30, 1996. Pro forma interest expense was $782,000 for the six months ended June 30, 1997 as compared to $1.7 million for the six months ended June 30, 1996. The decrease in interest cost was a result of all debt being repaid with proceeds from the Offering. Interest expense for the three and six months ended June 30, 1997 is primarily related to borrowings made to fund the cash portion of several acquisitions.

        Pro Forma Net Income. Pro forma net income increased $1.8 million, or 106.3%, to $3.5 million for three months ended June 30, 1997 compared to $1.7 million for the three months ended June 30, 1996. Pro forma net income increased $3.6 million, or 174.2%, to $5.7 million for six months ended June 30, 1997 compared to $2.1 million for the six months ended June 30, 1996. Pro forma net income as a percentage of revenues increased to 3.6% for the three months ended June 30, 1997 compared to 2.5% for the three months ended June 30, 1996. Pro forma net income as a percentage of revenues increased to 3.3% for the six months ended June 30, 1997 compared to 1.7% for the six months ended June 30, 1996.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

         The following is a discussion of the results of operations for the three and six months ended June 30, 1997 as compared to Brewer's results of operations for the three and six months ended June 30, 1996 which have been reported in accordance with the provisions of SAB 97.

        Revenues. Revenues increased $79.4 million, or 475.9%, to $96.1 million for the three months ended June 30, 1997 compared to $16.7 million for the three months ended June 30, 1996. Revenues increased $129.4 million, or 423.6%, to $160.0 million for the six months ended June 30, 1997 compared to $30.6 million for the six months ended June 30, 1996. These increases are largely attributable to the fourth quarter 1996 acquisitions of the Other Founding Companies, Technology Source, Advantage and Tom Bain as well as the 1997 acquisitions of Advance, MRIC, Flexible, Global, Lindenberg, TPS, Alternatives and Kleven. These acquisitions accounted for approximately $74.2 million of the increase for the three months ended June 30, 1997 and $120.1 million of the increase for the six months ended June 30, 1997. The Company's internal growth accounted for $5.2 million and $9.3 million of the increase for the three and six months ended June 30, 1997, respectively, as a result of the Company's emphasis on customer development and an overall increase in the demand for staffing services.

        Cost of Services. Cost of services increased $61.6 million, or 471.2%, to $74.7 million for the three months ended June 30, 1997 compared to $13.1 million for the three months ended June 30, 1996. Cost of services increased $100.5 million, or 418.2%, to $124.5 million for the six months ended June 30, 1997 compared to $24.0 million for the six months ended June 30, 1996. These increases were primarily attributable to the acquisitions of the Other Founding Companies and the subsequent acquisitions discussed above which accounted for approximately $57.5 million of the increase for the three months ended June 30, 1997 and $93.3 million for the six months ended June 30, 1997. Also accounting for these increases were increases in staffing payroll and related benefit costs associated with increased revenues resulting from internal growth.

         Gross Profit. Gross profit increased $17.8 million, or 493.2%, to $21.4 million for the three months ended June 30, 1997 compared to $3.6 million for the three months ended June 30, 1996. Gross profit increased $28.9 million, or 443.3%, to $35.5 million for the six months ended June 30, 1997 compared to $6.5 million for the six months ended June 30, 1996. These increases are primarily attributable to the internal growth and acquisitions discussed above. Gross margin increased to 22.3% for the three months ended June 30, 1997 compared to 21.7% for the three months ended June 30, 1996. Gross margin increased to 22.2% for the six months ended June 30, 1997 compared to 21.4% for the six months ended June 30, 1996. These increases in gross margin are primarily attributable to the Company's focus on increasing the Professional/Information Technology division revenues. The Professional/ Information Technology division generally provides higher profit margins than the Commercial division due to the specialized expertise of the consultants. Control of variable costs, such as workers' compensation expenses, also contributed to the Company's increase in gross margins.

         Operating Expenses. SG&A increased $11.7 million, or 484.0%, to $14.1 million for the three months ended June 30, 1997 compared to $2.4 million for the three months ended June 30, 1996. SG&A increased $19.6 million, or 440.0%, to $24.0 million for the six months ended June 30, 1997 compared to $4.4 million for the six months ended June 30, 1996. These increases were primarily attributable to the acquisitions discussed above which accounted for approximately $10.5 million of the increase for the three months ended June 30, 1997 and $17.0 million of the increase for the six months ended June 30, 1997. SG&A as a percentage of revenues increased to 14.6% for the three months ended June 30, 1997 compared to 14.4% for the three months ended June 30, 1996. SG&A as a percentage of revenues increased to 15.0% for the six months ended June 30, 1997 compared to 14.5% for the six months ended June 30, 1996. These increases primarily result from the merger of the Founding Companies, new costs associated with being a public company and costs associated with the Company's other acquisitions. Depreciation and amortization expense increased $760,000, or 252.3%, to $1.1 million for the three months ended June 30, 1997 compared to $301,000 for the three months ended June 30, 1996. Depreciation and amortization expense increased $1.2 million, or 209.1%, to $1.7 million for the six months ended June 30, 1997 compared to $566,000 for the six months ended June 30, 1996. These increases are primarily attributable to amortization of goodwill associated with the acquisitions subsequent to the Offering.

         Operating Income. Operating income increased $5.4 million, or 598.1%, to $6.3 million for the three months ended June 30, 1997 compared to $904,000 for the three months ended June 30, 1996. Operating income increased $8.2 million, or 540.5%, to $9.7 million for the six months ended June 30, 1997 compared to $1.5 million for the six months ended June 30, 1996. The Company's operating margin increased to 6.6% for the three months ended June 30, 1997 compared to 5.4% for the three months ended June 30, 1997. The Company's operating margin increased to 6.1% for the six months ended June 30, 1997 compared to 5.0% for the six months ended June 30, 1996.

        Interest Expense. Interest expense was $476,000 for the three months ended June 30, 1997 as compared to $455,000 for the three months ended June 30, 1996. Interest expense was $507,000 for the six months ended June 30, 1997 as compared to $880,000 for the six months ended June 30, 1996. Interest expense for the three and six months ended June 30, 1997 is primarily related to borrowings made to fund the cash portion of several of the Company's acquisitions.

        Net Income. Net income increased $3.0 million, or 694.5%, to $3.5 million for three months ended June 30, 1997 compared to $434,000 for the three months ended June 30, 1996. Net income increased $4.9 million, or 780.7%, to $5.6 million for six months ended June 30, 1997 compared to $634,000 for the six months ended June 30, 1996. Net income as a percentage of revenues increased to 3.6% for the three months ended June 30, 1997 compared to 2.6% for the three months ended June 30, 1996. Net income as a percentage of revenues increased to 3.5% for the six months ended June 30, 1997 compared to 2.1% for the six months ended June 30, 1996. The increases are primarily the result of the factors described above.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE COMBINED RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

        The following information compares actual results for the three and six months ended June 30, 1997 to the combined results of the Founding Companies for the three and six months ended June 30, 1996 as if they had been members of the same operating group. These combined amounts for the three and six months ended June 30, 1996 have not been adjusted for significant acquisitions or reductions in salaries to certain owners of the Founding Companies.

                                            THREE MONTHS ENDED JUNE 30,                   Six Months Ended June 30,
                                              (DOLLARS IN THOUSANDS)                        (Dollars in Thousands)
                                     =====================================================================================
                                            1996                  1997                  1996                 1997
                                     ===================   ===================   ===================   ===================
                                        $          %          $           %         $          %          $            %
                                     --------   --------   --------   --------   --------   --------   --------   --------
SERVICE REVENUES                     $ 48,928      100.0   $ 96,123      100.0   $ 89,854      100.0   $159,987      100.0
COST OF SERVICES                       38,357       78.4     74,676       77.7     70,807       78.8    124,515       77.8
                                     --------   --------   --------   --------   --------   --------   --------   --------
              Gross profit             10,571       21.6     21,447       22.3     19,047       21.2     35,472       22.2
OPERATING EXPENSES:
     Selling, general and               7,258       14.8     14,074       14.6     14,197       15.8     24,006       15.0
     administrative
     Depreciation and amortization        491        1.0      1,061        1.1        919        1.0      1,749        1.1
                                     --------   --------   --------   --------   --------   --------   --------   --------
              Operating income       $  2,822        5.8   $  6,312        6.6   $  3,931        4.4   $  9,717        6.1
                                     ========   ========   ========   ========   ========   ========   ========   ========

        Combined Revenues. Revenues increased $47.2 million, or 96.5%, to $96.1 million for the three months ended June 30, 1997 compared to combined revenues of $48.9 million for the three months ended June 30, 1996. Revenues increased $70.1 million, or 78.1%, to $160.0 million for the six months ended June 30, 1997 compared to combined revenues of $89.9 million for the six months ended June 30, 1996. These increases are largely attributable to the acquisitions of Technology Source, Advantage, Tom Bain, Advance, MRIC, Flexible, Global, Lindenberg, TPS, Alternatives and Kleven. These acquisitions accounted for $33.2 million of the increase for the three months ended June 30, 1997 and $42.5 million of the increase for the six months ended June 30, 1997. The Company's internal growth accounted for $14.0 million and $27.6 million of the increase for the three and six months ended June 30, 1997 as a result of the Company's emphasis on customer development and the increased demand from existing customers.

        Combined Cost of Services. Cost of services increased $36.3 million, or 94.7%, to $74.7 million for the three months ended June 30, 1997 compared to combined cost of services of $38.4 million for the three months ended June 30, 1996. Cost of services increased $53.7 million, or 75.9%, to $124.5 million for the six months ended June 30, 1997 compared to combined cost of services of $70.8 million for the six months ended June 30, 1996. These increases were primarily due to increased staffing and benefit costs associated with the increase in revenue.

        Combined Gross Profit. Gross profit increased $10.9 million, or 102.9%, to $21.4 million for the three months ended June 30, 1997 as compared to combined gross profit of $10.6 million for the three months ended June 30, 1996. Gross profit increased $16.4 million, or 86.2%, to $35.5 million for the six months ended June 30, 1997 as compared to combined gross profit of $19.0 million for the six months ended June 30, 1996. This increase is attributable to higher revenues due to internal growth and the acquisitions discussed above. Gross margin increased to 22.3% for the three months ended June 30, 1997 as compared to combined gross margin of 21.6% for the three months ended June 30, 1996. Gross margin increased to 22.2% for the six months ended June 30, 1997 as compared to combined gross margin of 21.2% for the six months ended June 30, 1996. The increases in gross margin are primarily attributable to the Company's focus on increasing the Professional/Information Technology division revenues, which generally provides higher profit margins than the Commercial division due to the specialized expertise of the consultants. Emphasis on controlling variable costs, such as workers' compensation expenses, also contributed to the increase in gross margin.

        Combined Operating Expenses. SG&A increased $6.8 million, or 93.9%, to $14.1 million for the three months ended June 30, 1997 compared to combined SG&A of $7.3 million for the three months ended June 30, 1996. SG&A increased $9.8 million, or 69.1%, to $24.0 million for the six months ended June 30, 1997 compared to combined SG&A of $14.2 million for the six months ended June 30, 1996. These increases were primarily attributable to costs and expenses associated with the acquisitions as well as the new costs associated with being a public company. SG&A as a percentage of revenues decreased to 14.6% for the three months ended June 30, 1997 compared to combined SG&A of 14.8% for the three months ended June 30, 1996. SG&A as a percentage of revenues decreased to 15.0% for the six months ended June 30, 1997 compared to combined SG&A of 15.8% for the six months ended June 30, 1996. These decreases relate to efficiencies the Company has begun to realize from the Mergers in conjunction with an overall increase in revenues, somewhat offset by higher SG&A associated with being a public company and costs associated with maintaining the Company's acquisition program. Depreciation and amortization expense increased $570,000, or 116.1%, to $1.1 million for the three months ended June 30, 1997 compared to combined depreciation and amortization of $491,000 for the three months ended June 30, 1996. Depreciation and amortization expense increased $830,000, or 90.3%, to $1.7 million for the six months ended June 30, 1997 compared to combined depreciation and amortization of $919,000 for the six months ended June 30, 1996. These increases are primarily related to the amortization of goodwill resulting from the Company's acquisitions.

        Combined Operating Income. Operating income increased $3.5 million, or 123.6%, to $6.3 million for the three months ended June 30, 1997 as compared to combined operating income of $2.8 million for the three months ended June 30, 1996. Operating income increased $5.8 million, or 147.2%, to $9.7 million for the six months ended June 30, 1997 as compared to combined operating income of $3.9 million for the six months ended June 30, 1996. Operating margin increased to 6.6% for the three months ended June 30, 1997 as compared to combined operating margin of 5.8% for the three months ended June 30, 1996. Operating margin increased to 6.1% for the six months ended June 30, 1997 as compared to combined operating margin of 4.4% for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        In October 1996, the Company established a $50.0 million line of credit with Mercantile to be used for working capital and other general corporate purposes, including acquisitions (the "Credit Facility"). In May 1997, the Company expanded its Credit Facility from $50.0 million to $100.0 million, which includes a $30.0 million revolving credit facility and a $70.0 million acquisition facility. The Credit Facility matures on April 1, 2002 and interest on any borrowings is computed at the Company's option at either LIBOR or Mercantile's prime rate and incrementally adjusted based on the Company's operating leverage ratios. For the period ended March 31, 1997 the Company paid a quarterly commitment fee equal to 0.25% of the revolving credit commitment. Subsequent to March 31, 1997, the quarterly commitment fee is equal to 0.25% of the unused portion of the total revolving credit commitment. The Credit Facility is secured by all assets of the Company and a pledge of 100% of the stock of all of the Company's subsidiaries. During the three months ended June 30, 1997, the Company borrowed approximately $42.6 million on the acquisition facility which was used to pay the cash portion for acquisitions during the quarter. The Company's net borrowing on the revolving credit facility totaled $800,000 during the three months ended June 30, 1997. These funds were used for general corporate purposes.

        The Company is obligated under various acquisition agreements to pay additional consideration, which will be paid in a combination of cash and Common Stock to certain former stockholders of the acquired companies as discussed in Note 5 to the consolidated financial statements. The Company cannot currently estimate the total amount of these contingent payments; however, the Company believes that the cash generated from operations and its ability to issue additional shares of Common Stock will provide sufficient liquidity and capital to satisfy these obligations.

        Net cash provided by (used in) operating activities was $862,000 and $582,000 for the three months ended June 30, 1997 and 1996, respectively, and $143,000 and ($110,000) for the six months ended June 30, 1997 and 1996, respectively. The net cash provided by operating activities for the periods presented was primarily attributable to net income adjusted for non-cash expenses such as depreciation and amortization and changes in operating assets and liabilities.

        Net cash used in investing activities was $43.3 million and $46,000 for the three months ended June 30, 1997 and 1996, respectively, and $52.9 million and $3.2 million for the six months ended June 30, 1997 and 1996, respectively. Cash used in investing activities in the first half of 1996 was largely for the acquisition of On Call by Brewer for cash totaling $3.0 million. Cash used in investing activities in the first half of 1997 was primarily related to the acquisition of Advance, MRIC, Flexible, Global, Lindenberg, TPS, Alternatives, Kleven and Sterling for cash totaling $51.0 million and capital expenditures totaling approximately $1.9 million.

        Net cash provided by (used in) financing activities was $41.5 million, and ($86,000) for the three months ended June 30, 1996 and 1997, respectively, and $41.5 million and $3.8 million for the six months ended June 30, 1997 and 1996, respectively. Cash provided by financing activities in the first half of 1996 was primarily attributable to the proceeds from debt issued by Brewer in conjunction with the acquisition of On Call. Cash provided by financing activities in the first half of 1997 was primarily attributable to the proceeds from debt issued in conjunction with the acquisitions of Global, Lindenberg, TPS, Alternatives, Kleven and Sterling.

        As a result of the foregoing, combined cash and cash equivalents decreased $1.0 million for the three months ended June 30, 1997, decreased $11.2 million for the six months ended June 30, 1997, increased $450,000 for the three months ended June 30, 1996, and increased $459,000 for the six months ended June 30, 1996, respectively.

        Management believes that the Credit Facility, its cash flows from operations, and the issuance of shares of Common Stock in conjunction with acquisitions will provide sufficient liquidity or acquisition currency to execute the Company's acquisition and internal growth plans through the expiration of the credit facility discussed above. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. Management plans to continue to periodically reassess the adequacy of the Company's liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, and acquisition plans, in order to ensure the Company's negotiated credit facilities are adequate to meet the Company's needs on a short-term and long-term basis.

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

ITEM 2.  CHANGES IN SECURITIES

         In connection with the acquisition of Global, the Company issued 690,855 shares of Common Stock to the stockholders of Global in April 1997. In connection with the acquisition of Kleven, the Company issued 23,263 shares of Common Stock to the stockholders of Kleven in June 1997. In connection with the acquisition of Sterling, the Company issued 193,860 shares of Common Stock to the stockholders of Sterling in June 1997. Each of these transactions was effected without registration of the respective securities under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 2, 1997. For purposes of voting for the election of Directors and upon such other business as may have properly come before the meeting, there were 13,600,836 shares of outstanding Common Stock entitled to vote at the meeting. Of those outstanding shares, 12,693,293 were represented either in person or by proxy at the meeting. The stockholders voted on the following items:

                               Election of Directors
 ----------------------------------------------------------------------------------
                                                                        Authority
             Name                               For                     Withheld
 -----------------------------            ---------------            --------------
  Jerry T. Brewer                          12,682,393                    10,900

  Clete T. Brewer                          12,681,393                    11,900

  W. David Bartholomew                     12,682,393                    10,900

  Steven E. Schulte                        12,682,393                    10,900

  John H. Maxwell, Jr.                     12,682,393                    10,900

  Janice Blethen                           12,682,193                    11,100

  William T. Gregory                       12,682,393                    10,900

  William J. Lynch                         12,682,393                    10,900

  R. Clayton McWhorter                     12,682,393                    14,900

  Charles A. Sanders, M.D.                 12,682,393                    10,900



        Proposal for Employee Stock Purchase Plan
 --------------------------------------------------------
  Shares Voted For                            12,637,157
  Shares Voted Against                            37,245
  Abstentions                                     13,320
  Non-votes                                        5,571


No other matters to be voted upon were brought before the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          2.2 Agreement and Plan of Reorganization, dated April 4, 1997, among StaffMark, Inc., StaffMark Acquisition Corporation Four, and Global Dynamics, Inc., Perry Butler, trustee of the Perry Butler Charitable Remainder Trust, Carolyn J. Butler, trustee of the Carolyn J. Butler Charitable Remainder Trust, Perry Butler, individually, Carolyn J. Butler, individually, and Paul Sharps, individually (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on April 18, 1997). /1/

          2.3 Asset Purchase Agreement, dated April 24, 1997, among StaffMark, Inc., StaffMark Acquisition Corporation Five, and Lindenberg & Associates, Inc., Earl Lindenberg, and Mark Tiemann (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on May 9, 1997). /1/

          3.1 Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

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

          4.2 Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

          10.1 Employment Agreement among StaffMark, Inc. and Gordon Y. Allison dated June 23, 1997.

          10.2 Second Amendment to Credit Agreement dated May 30, 1997 by and between StaffMark, Inc., the Lenders named therein ("Lenders") and Mercantile Bank National Association, as Agent on behalf of the Lenders.

          10.3 StaffMark, Inc.'s Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-29689)).

          11     Statement re: computation of per share earnings.

          27.1   Financial Data Schedule.

          /1/ The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

         (b) Reports on Form 8-K

                 1. A report on Form 8-K was filed with the SEC on April 2, 1997 in connection with the acquisition by the Company of Flexible on March 18, 1997.

                 2. A report on Form 8-K was filed with the SEC on April 18, 1997 in connection with the acquisition by the Company of Global on April 4, 1997.

                 3. A report on Form 8-K was filed with the SEC on May 9, 1997 in connection with the acquisition by the Company of Lindenberg on April 25, 1997.

                 4. A report on Form 8-K/A was filed with the SEC on May 30, 1997 in connection with the acquisition by the Company of Flexible on March 18, 1997.

                 5. A report on Form 8-K/A was filed with the SEC on June 6, 1997 in connection with the acquisition by the Company of Global on April 4, 1997.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STAFFMARK, INC.


Date: July 28, 1997                       /s/ CLETE T. BREWER
                                          ------------------------------
                                          Clete T. Brewer
                                          Chief Executive Officer and President


Date: July 28, 1997                       /s/ TERRY C. BELLORA
                                          ------------------------------
                                          Terry C. Bellora
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


    EXHIBIT
     NUMBER                 DESCRIPTION
     ------                 -----------
      10.1              --  Employment Agreement among StaffMark, Inc.
                            and Gordon Y. Allison dated June 23, 1997.

      10.2              --  Second Amendment to Credit Agreement dated
                            May 30, 1997 by and between
                            StaffMark, Inc. the Lenders named
                            therein ("Lenders") and Mercantile
                            Bank National Association, as Agent
                            on behalf of the Lenders.

      11                --  Statement re: Computation of per share earnings.

      27.1              --  Financial Data Schedule.