Form 10-Q
period 1997-09-30
STAFFMARK INC
filed 1997-11-14
CIK 1017968

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
        (MARK ONE)

        [ X ] Quarterly report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

        [   ] Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the transition period from _________ to __________


                         COMMISSION FILE NUMBER: 0-20971


                                 STAFFMARK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                     71-0788538
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

    302 EAST MILLSAP ROAD
       FAYETTEVILLE, AR                                   72703
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (501) 973-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 14, 1997 was 18,997,736.

                                 STAFFMARK, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX

                                                                                                            INDEX
PART I -- FINANCIAL INFORMATION

    ITEM 1 -- FINANCIAL STATEMENTS

          Introduction                                                                                         3

    StaffMark, Inc. Pro Forma Financial Statements
          Pro Forma Statements of Income                                                                       4
          Notes to Pro Forma Statements of Income                                                              5

    StaffMark, Inc. Consolidated Financial Statements
          Consolidated Statements of Income                                                                    7
          Consolidated Balance Sheets                                                                          8
          Consolidated Statements of Cash Flows                                                                9
          Notes to Consolidated Financial Statements                                                          10

    ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

          Introduction                                                                                        15

          Pro Forma Results for the Three and Nine Months Ended  September 30, 1997 Compared to Pro Forma     15
          Results for the Three and Nine Months Ended September 30, 1996

          Results  for the Three and Nine Months  Ended  September  30, 1997  Compared to Results for the     17
          Three and Nine Months Ended September 30, 1996

          Results for the Three and Nine Months Ended  September  30, 1997  Compared to Combined  Results     18
          for the Three and Nine Months Ended September 30, 1996

          Liquidity and Capital Resources                                                                     20

PART II - OTHER INFORMATION

     ITEM 1 -- LEGAL PROCEEDINGS                                                                              22

     ITEM 2 -- CHANGES IN SECURITIES                                                                          22

     ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                                               22

      (a)     Exhibits

      (b)     Reports on Form 8-K

     SIGNATURES                                                                                               23

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

INTRODUCTION

        StaffMark, Inc. (the "Company" or "StaffMark") was founded in March 1996 to create a leading provider of diversified staffing, professional and consulting services to businesses, professional and service organizations, governmental agencies and medical niches. On October 2, 1996, StaffMark and six staffing service businesses, Brewer Personnel Services, Inc. ("Brewer"), Prostaff Personnel, Inc. and its related entities ("Prostaff"), Maxwell Staffing, Inc. and its related entities ("Maxwell"), HRA, Inc. ("HRA"), First Choice Staffing, Inc. ("First Choice") and Blethen Temporaries, Inc. and its related entities ("Blethen")(each a "Founding Company" and collectively, the "Founding Companies"), merged through a series of separate transactions (the "Merger") simultaneously with the closing of the Company's initial public offering (the "Offering").

        Between March 1996 and the consummation of the Offering, the Company did not conduct any operations and all activities prior to the Offering related to the Merger and the Offering. Pursuant to the requirements of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), Brewer was designated as the acquirer, for financial reporting purposes, of Prostaff, Maxwell, HRA, First Choice, and Blethen (collectively, the "Other Founding Companies"). Based on the applicable provisions of SAB 97, these acquisitions were accounted for as combinations at historical cost. Additionally, the consolidated financial information presented in this quarterly report on Form 10-Q relates to Brewer through the date of the Offering and to StaffMark on a consolidated basis for all periods subsequent to October 2, 1996.

        Since the Offering, the Company has acquired 20 staffing and consulting service businesses, allowing the Company to grow geographically and expand its presence in the rapidly growing professional and information technology fields, as well as in medical niches.

        The following unaudited pro forma statements of income give effect to the following pro forma adjustments: (i) Brewer's acquisition of the Other Founding Companies at historical cost in accordance with the applicable provisions of SAB 97; (ii) Brewer's February 1996 acquisition of On Call Employment Services, Inc. ("On Call"); (iii) StaffMark's March 1997 acquisition of Flexible Personnel, Inc., Great Lakes Search Associates, Inc., and HR America, Inc. (collectively, "Flexible"); (iv) StaffMark's April 1997 acquisition of Global Dynamics, Inc. ("Global"); (v) StaffMark's August 1997 acquisition of Expert Business Systems, Incorporated ("EBS"); (vi) the difference between the historical compensation paid to certain previous owners of the Founding Companies, Flexible, Global and EBS and the employment contract compensation negotiated in conjunction with the Merger and respective acquisitions (the "Compensation Differential"); and (vii) the incremental provision for income taxes attributable to the income of subchapter S Corporations, net of the income tax provision related to the Compensation Differential and adjusted for nondeductible goodwill amortization.

        These pro forma statements of income should be read in conjunction with the audited financial statements and the notes thereto included in StaffMark's 1996 Annual Report on Form 10-K, as amended, and the respective Form 8-K filings prepared in conjunction with the respective acquisitions of Flexible, Global and EBS. The pro forma financial data does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at the beginning of 1996 or to project the Company's results of operations for any future period.

                                 STAFFMARK, INC.

                         PRO FORMA STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                               --------------------------------      --------------------------------
                                                    1996               1997              1996                1997
                                               -------------      -------------      -------------      -------------

SERVICE REVENUES                               $  72,435,483      $ 121,557,009      $ 197,141,427      $ 303,983,063
COST OF SERVICES                                  56,698,048         94,637,419        154,847,054        235,791,251
                                               -------------      -------------      -------------      -------------
              Gross profit                        15,737,435         26,919,590         42,294,373         68,191,812
                                               -------------      -------------      -------------      -------------

OPERATING EXPENSES:
     Selling, general and administrative          10,318,006         16,915,678         30,010,632         44,446,838
     Depreciation and amortization                   800,311          1,439,718          2,443,218          3,582,829
                                               -------------      -------------      -------------      -------------
              Operating income                     4,619,118          8,564,194          9,840,523         20,162,145
                                               -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
     Interest expense                             (1,067,460)          (435,099)        (3,021,294)        (1,439,379)
     Other, net                                       43,794            153,638            420,074            407,262
                                               -------------      -------------      -------------      -------------

INCOME BEFORE INCOME TAXES                         3,595,452          8,282,733          7,239,303         19,130,028
PROVISION FOR INCOME TAXES                         1,521,548          3,395,921          3,181,294          7,818,676
                                               -------------      -------------      -------------      -------------
              NET INCOME                       $   2,073,904      $   4,886,812      $   4,058,009      $  11,311,352
                                               =============      =============      =============      =============


PRO FORMA PRIMARY EARNINGS
PER SHARE                                      $        0.22      $        0.28      $        0.44      $        0.71
                                               =============      =============      =============      =============

PRO FORMA FULLY DILUTED EARNINGS PER SHARE     $        0.22      $        0.28      $        0.44      $        0.70
                                               =============      =============      =============      =============


        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                     NOTES TO PRO FORMA STATEMENTS OF INCOME

                                   (UNAUDITED)

1.       ORGANIZATION:

        StaffMark was founded in March 1996 to create a leading provider of diversified staffing, professional and consulting services to businesses, professional and service organizations, governmental agencies and medical niches. On October 2, 1996, StaffMark merged through a series of separate transactions with the Founding Companies. The Merger was effected by StaffMark simultaneously with the closing of the Offering. The consideration for the stock of the Founding Companies consisted of a combination of cash and common stock of the Company.

        The Company recognizes revenues upon performance of services. The Company generally compensates its temporary associates and consultants only for hours actually worked, therefore wages of the temporary associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, certain of the Company's professional and information technology consultants are full-time, salaried employees. Cost of services primarily consists of wages paid to temporary associates, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

2.       BASIS OF PRESENTATION:

        The pro forma financial information included herein is unaudited and includes the financial results of StaffMark, the Founding Companies, On Call, Flexible, Global and EBS as if these acquisitions had occurred at the beginning of the periods presented. Other acquisitions made by the Company since the Offering have not been significant and therefore have not been included in these pro forma statements of income. Management believes this information reflects all adjustments which are necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three and nine months ended September 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the full year. These pro forma statements of income should be read in conjunction with the audited financial statements and notes thereto included in StaffMark's Annual Report on Form 10-K, as amended, and the respective Form 8-K filings prepared in conjunction with the respective acquisitions of Flexible, Global and EBS.

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

4.       INCOME TAXES:

        Certain of the Founding Companies and acquired companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the Merger and respective acquisitions are the responsibility of the respective stockholders. Effective with the Merger and respective acquisitions, these S Corporations converted to C Corporation status which required them to recognize the tax consequences of operations in their respective statements of income. For purposes of preparing these pro forma statements of income, federal and state income taxes have been provided for at an estimated effective combined tax rate of 39%, adjusted for nondeductible goodwill amortization.

5.       EARNINGS PER SHARE:

        Primary and fully diluted earnings per share have been computed by dividing net income by the weighted-average shares of common stock outstanding during the periods presented, including the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options even though these options are not fully vested. The weighted-average shares used to compute earnings per share were as follows:

                      Three Months Ended           Nine Months Ended
                         September 30,                September 30,
                     1996            1997          1996           1997
                  ----------     ----------     ----------     ----------

Primary            9,297,886     17,337,449      9,297,886     15,836,951
                  ==========     ==========     ==========     ==========

Fully Diluted      9,297,886     17,473,151      9,297,886     16,144,178
                  ==========     ==========     ==========     ==========

        The computation of earnings per share for the three and nine months ended September 30, 1996 was based upon 9,297,886 weighted-average shares outstanding which includes: (i) 1,355,000 shares issued by StaffMark prior to the Offering; (ii) 5,618,249 shares issued to the stockholders of the Founding Companies in connection with the Merger; (iii) 1,326,459 shares issued in connection with the Offering to pay the cash portion of the consideration for the Founding Companies; (iv) 183,823 shares issued in conjunction with the March 1997 acquisition of Flexible; (v) 690,855 shares issued in conjunction with the April 1997 acquisition of Global; and (vi) 123,500 shares issued in conjunction with the August 1997 acquisition of EBS.

         The computation of both primary and fully diluted earnings per share for the three months ended September 30, 1997 was based upon the actual weighted-average shares outstanding during the period since the Flexible, Global and EBS acquisitions were effective on or before the beginning of the third quarter.

         The computation of both primary and fully diluted earnings per share for the nine months ended September 30, 1997 was based upon the actual weighted-average shares outstanding during the period adjusted to reflect the acquisitions of Flexible, Global and EBS as if these acquisitions had occurred on January 1, 1997.

                                 STAFFMARK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                             --------------------------------      --------------------------------
                                                  1996               1997               1996               1997
                                             -------------      -------------      -------------      -------------

SERVICE REVENUES                             $  18,018,255      $ 121,557,009      $  48,574,636      $ 287,262,762
COST OF SERVICES                                14,235,121         94,637,419         38,263,006        223,383,622
                                             -------------      -------------      -------------      -------------
              Gross profit                       3,783,134         26,919,590         10,311,630         63,879,140
                                             -------------      -------------      -------------      -------------

OPERATING EXPENSES:
     Selling, general and administrative         2,206,726         16,915,678          6,652,188         41,962,116
     Depreciation and amortization                 298,830          1,439,718            864,804          3,217,161
                                             -------------      -------------      -------------      -------------
              Operating income                   1,277,578          8,564,194          2,794,638         18,699,863
                                             -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
     Interest expense                             (485,402)          (435,099)        (1,365,326)          (978,452)
     Other, net                                        147            153,638             (3,035)           407,177
                                             -------------      -------------      -------------      -------------

INCOME BEFORE INCOME TAXES                         792,323          8,282,733          1,426,277         18,128,588
PROVISION FOR INCOME TAXES                            --            3,395,921               --            7,432,722
                                             -------------      -------------      -------------      -------------
              NET INCOME                     $     792,323      $   4,886,812      $   1,426,277      $  10,695,866
                                             =============      =============      =============      =============


PRIMARY EARNINGS PER SHARE                                              $0.28                                 $0.69
                                                                =============                         =============

FULLY DILUTED EARNINGS PER SHARE
                                                                        $0.28                                 $0.68
                                                                =============                         =============


        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                                 1996             1997
                                                                            ---------------- ---------------
                                                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                               $ 13,856,422     $ 31,204,529
       Accounts receivable, net of allowance
          for doubtful accounts                                                  21,064,875       47,631,785
       Deferred income taxes                                                           --          1,116,984
       Advances to stockholders                                                        --            382,390
       Prepaid expenses and other                                                 1,577,508        1,823,054
                                                                               ------------     ------------
                         Total current assets                                    36,498,805       82,158,742
PROPERTY AND EQUIPMENT, net                                                       4,003,638        7,679,190
INTANGIBLE ASSETS, net                                                           30,512,571      114,720,456
ADVANCES TO STOCKHOLDERS                                                            160,000          984,365
OTHER ASSETS                                                                        323,217        1,040,419
                                                                               ------------     ------------
                                                                               $ 71,498,231     $206,583,172
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and other accrued liabilities                          $  1,907,331     $  3,635,946
       Outstanding checks                                                           176,156             --
       Payroll and related liabilities                                            3,515,743       12,869,489
       Reserve for workers' compensation claims                                   3,771,398        6,818,097
       Income taxes payable                                                       2,415,203        3,004,861
       Deferred income taxes                                                        662,505             --
                                                                               ------------     ------------
                         Total current liabilities                               12,448,336       26,328,393

LONG TERM LIABILITIES                                                               518,669           59,645
DEFERRED INCOME TAXES                                                               421,147          379,881
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value; authorized shares of
           1,000,000; no shares issued or outstanding                                  --               --
       Common stock, $.01 par value in 1996 and 1997; authorized shares of
           26,000,000 in 1996 and 1997; shares issued and
           outstanding of 13,417,012 in 1996 and 18,680,346 in 1997                 134,170          186,803
       Paid-in capital                                                           55,379,391      166,503,080
       Retained earnings                                                          2,596,518       13,125,370
                                                                               ------------     ------------
                         Total stockholders' equity                              58,110,079      179,815,253
                                                                               ------------     ------------
                                                                               $ 71,498,231     $206,583,172
                                                                               ============     ============

      The accompanying notes are an integral part of these balance sheets.

                                 STAFFMARK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                              ------------------------------      ------------------------------
                                                                   1996              1997              1996              1997
                                                              ------------      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $    792,323      $  4,886,812      $  1,426,277      $ 10,695,866
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                            298,830         1,439,718           864,804         3,217,161
          Provision for bad debts                                   14,396           116,486            72,328           265,014
          Change in operating assets and liabilities,
             net of effects of acquisitions:
               Accounts receivable                                (622,307)       (2,020,419)       (1,868,978)      (11,980,918)
               Prepaid expenses and other                           32,491           150,661            10,228            99,854
               Other assets                                           (634)          (72,433)           (2,729)          585,540
               Deferred income taxes                                  --            (379,814)             --          (2,657,955)
               Accounts payable and other accrued                  189,343          (143,879)          197,987           470,903
               liabilities
               Outstanding checks                                 (341,652)             --            (226,307)         (176,156)
               Payroll and related liabilities                     150,645           (69,125)          401,378         5,749,091
               Reserve for workers' compensation claims            (40,384)           35,344           (66,788)        1,101,973
               Income taxes payable/receivable                        --           2,347,302              --             421,893
               Accrued interest and other                         (390,651)       (2,209,788)         (835,947)       (3,568,667)
                                                              ------------      ------------      ------------      ------------
                    Net cash provided by (used in)
                    operating activities                            82,400         4,080,865           (27,747)        4,223,599
                                                              ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses, net of cash acquired                    --         (26,003,694)       (3,000,000)      (76,934,396)
     Capital expenditures                                         (121,027)       (1,001,070)         (355,170)       (2,924,744)
                                                              ------------      ------------      ------------      ------------
                    Net cash used in investing activities         (121,027)      (27,004,764)       (3,355,170)      (79,859,140)
                                                              ------------      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net of offering costs                  --          94,918,892              --          94,918,892
     Proceeds from borrowings                                    1,138,312         7,919,818         5,875,106        51,349,818
     Proceeds from exercise of stock options                        80,000              --              80,000              --
     Payments on borrowings                                       (562,343)      (51,349,818)       (1,422,547)      (53,285,062)
     Cash dividends                                               (998,092)             --          (1,015,092)             --
     Deferred financing costs                                         --                --             (56,250)             --
                                                              ------------      ------------      ------------      ------------
                    Net cash provided by (used in)
                    financing activities                          (342,123)       51,488,892         3,461,217        92,983,648
                                                              ------------      ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                          (380,750)       28,564,993            78,300        17,348,107
CASH AND CASH EQUIVALENTS, beginning of period                     778,209         2,639,536           319,159        13,856,422
                                                              ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                      $    397,459      $ 31,204,529      $    397,459      $ 31,204,529
                                                              ============      ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
          Interest paid                                       $    571,056      $    529,868      $  1,613,962      $    856,111
                                                              ============      ============      ============      ============
          Income taxes paid                                   $       --        $  2,714,425      $       --        $  7,247,875
                                                              ============      ============      ============      ============

        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION:

        In March 1996, StaffMark was founded to create a leading provider of temporary staffing, professional and consulting services. Effective October 2, 1996, the Company acquired the Founding Companies and completed the Offering. Based on the provisions of SAB 97, Brewer was designated as the acquirer, for financial reporting purposes, of the Other Founding Companies. Accordingly, the accompanying financial statements reflect the results of Brewer's operations for the three and nine month periods ended September 30, 1996. Based on the applicable provisions of SAB 97, the acquisition of assets and assumption of liabilities of the Other Founding Companies are reflected at their historical cost. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements.

        The Company provides diversified staffing, professional and consulting services to businesses, professional and service organizations, governmental agencies and medical niches. The Company recognizes revenues upon performance of services. The Company generally compensates its temporary associates and consultants only for hours actually worked, therefore wages of the temporary associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, certain of the Company's professional and information technology consultants are full-time, salaried employees. Cost of services primarily consists of wages paid to temporary associates, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

        As of September 30, 1997, StaffMark operated over 170 offices in 23 states, Canada and the United Kingdom and provides temporary staffing in the commercial, professional/information technology and specialty niche areas. StaffMark extends trade credit to customers representing a variety of industries. There are no individual customers that account for more than 10% of service revenues in any of the periods presented.

2.       OFFERINGS OF COMMON STOCK:

        On October 2, 1996, the Company completed the Offering, which involved the public sale of 6,325,000 shares (including underwriters' over-allotment) of common stock at a price of $12.00 per share. The proceeds from the transaction, net of underwriting discounts, commissions and expenses, were approximately $67.0 million. Of this amount, $15.9 million was used to pay the cash portion of the purchase price for the Founding Companies, approximately $31.0 million was used to repay indebtedness of the Founding Companies and approximately $4.1 million was used for S Corporation distributions to stockholders of the Founding Companies. The remaining net proceeds were used for working capital and general corporate purposes, including acquisitions. Concurrent with the completion of the Offering, the Company issued 5,618,249 shares of Common Stock to the stockholders of the Founding Companies, in addition to the cash consideration discussed above, to effect the Merger.

         On August 26, 1997, the Company completed a secondary offering of its common stock (the "Secondary"), which involved the public sale of 3,950,000 shares (including underwriters' over-allotment) of Common Stock at a price of $27.50 per share. Approximately 285,000 of these shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the sale of these shares by the Selling Stockholders. The net proceeds to the Company from the Secondary were approximately $94.9 million, after deducting the underwriting discount and offering expenses. The Company used approximately $51.3 million of those net proceeds to repay indebtedness and accrued interest outstanding under its line of credit facility (the "Credit Facility") with Mercantile Bank National Association ("Mercantile"), which was incurred primarily in connection with the Company's acquisitions subsequent to the Offering. The remaining net proceeds of approximately $43.6 million have been designated for use in the acquisition of staffing and professional service companies. The Company has invested these net proceeds in investment grade, interest-bearing securities.

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

5.      BUSINESS COMBINATIONS:

        Advance Personnel Service, Inc. ("Advance") was acquired in February 1997. Advance, located in Memphis, Tennessee, provides clerical, light industrial, assembly and packing services. Advance had 1996 revenues of approximately $6.3 million and operates in the Commercial division. MRIC Medical Recruiters International, L.T.D. ("MRIC") was also acquired in February 1997. Located in Vancouver, British Columbia, MRIC provides physical therapists on a direct placement and locum basis in Canada and the United States. MRIC had 1996 revenues of approximately $2.5 million and operates in the Specialty Medical division. The aggregate consideration paid in these transactions consisted of $2.5 million in cash.

        Flexible, headquartered in Fort Wayne, Indiana, was acquired in March 1997 and operates a total of 40 offices in Indiana, Michigan and Ohio, providing clerical, light industrial, professional/information technology, accounting and staff leasing services. Flexible had 1996 revenues of approximately $49.3 million and operates in the Commercial and Professional/Information Technology divisions. The consideration paid for Flexible included $7.5 million in cash and 183,823 shares of the Company's common stock.

        Global was acquired in April 1997. Located in Walnut Creek, California, Global provides information technology staffing services. Global had 1996 revenues of approximately $17.2 million and operates in the Professional/Information Technology division. The consideration paid for Global included $14.0 million in cash and 690,855 shares of the Company's common stock.

        Lindenberg & Associates, Inc. ("Lindenberg") was acquired in April 1997. Lindenberg, headquartered in St. Louis, Missouri, provides information technology staffing services through offices in St. Louis, Missouri; Kansas City, Kansas; Omaha, Nebraska and Minneapolis/St. Paul, Minnesota. Lindenberg had 1996 revenues of approximately $18.0 million and operates in the Professional/Information Technology division. TPS/Furr & Associates, Inc. ("TPS") was acquired in May 1997. TPS, located in Monroe, North Carolina, provides clerical and light industrial services in the Charlotte area. TPS had 1996 revenues of approximately $4.5 million and operates in the Commercial division. HR Alternatives, Inc. ("Alternatives") was acquired in June 1997. Located in Kingsport, Tennessee, Alternatives provides clerical and light industrial services through eight offices in the areas of Eastern Tennessee, Western Carolina and Southwestern Virginia. Alternatives had 1996 revenues of approximately $8.4 million and operates in the Commercial division. The Kleven Group and Affiliates, Inc. ("Kleven") was acquired in June 1997. Located in Lexington, Massachusetts, Kleven provides permanent placement services and clerical and information technology services in the New England area and had 1996 revenues of approximately $5.0 million. Kleven operates in the Commercial and Professional/Information Technology divisions. Sterling Human Resource Company ("Sterling") was acquired in June 1997. Located in Phoenix, Arizona and Boca Raton, Florida, Sterling provides clerical, light industrial and information technology services and had 1996 revenues of approximately $19.0 million. Sterling operates in the Commercial and Professional/Information Technology divisions. The aggregate consideration paid in these transactions consisted of $28.7 million in cash and 217,123 shares of the Company's common stock.

        Baker Street Group, Inc. ("Baker Street") was acquired in July 1997. Located in Houston, Texas, Baker Street provides professional and information technology staffing, clerical services and staffing in niche areas such as mortgage banking and real estate title searches. Baker Street had 1996 revenues of approximately $11.0 million and operates in the Professional/Information Technology and Commercial divisions. This transaction was accounted for as a pooling-of-interests. Temp Technology, Inc. ("Temp Technology") was acquired in July 1997. Located in Portland, Oregon, Temp Technology provides electronic assembly, light industrial, office/clerical, and information technology staffing services. Temp Technology had 1996 revenues of approximately $7.5 million and operates in the Commercial division. Able Temps, Inc. ("Able") was acquired in September 1997. Located in Lansing, Illinois, Able provides clerical and light industrial services in the greater Chicago area and had 1996 revenues of approximately $14.0 million. Able operates in the Commercial division. Also acquired in September 1997 was H. Allen & Company, Inc. ("H. Allen"). Located in Downers' Grove, Illinois, H. Allen provides information technology services in the greater Chicago area and had 1996 revenues of approximately $5.8 million. H. Allen operates in the Professional/Information Technology division. The aggregate consideration paid in these transactions consisted of $20.0 million in cash and 382,212 shares of the Company's common stock.

        EBS was acquired in August 1997. Located in the Dallas/Fort Worth metropolitan area, EBS provides information technology services, specialized help desk support, distributed services and application development services. EBS had revenues of approximately $5.7 million for the twelve months ended June 30, 1997 and operates in the Professional/Information Technology division. The total consideration paid for EBS was approximately $8.0 million, consisting of approximately $5.4 million in cash and 123,500 shares of the Company's common stock.

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

        The accompanying balance sheet as of September 30, 1997 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The excess of purchase price over net assets acquired has been included in intangible assets and is being amortized over a period of 30 years.

        The unaudited consolidated results of operations on a pro forma basis as though Flexible, Global, Lindenberg, EBS and H. Allen had been acquired as of the beginning of the respective periods are as follows:

                                          Nine Months           Nine Months
                                            Ended                 Ended
                                      September 30, 1996    September 30, 1997
                                     --------------------  --------------------

Revenues                                  $217,162,806        $   312,544,815
                                          ============        ===============

Net income                                $  4,415,907        $    11,808,938
                                          ============        ===============

Primary earnings per share                $       0.47        $          0.74
                                          ============        ===============

Fully diluted earnings per share          $       0.47        $          0.73
                                          ============        ===============

        The unaudited pro forma statements of income presented elsewhere in this Form 10-Q have been prepared in accordance with the applicable SEC requirements for presenting pro forma financial information and, accordingly, do not reflect the pro forma impact of the Lindenberg and H. Allen acquisitions.

6.      CREDIT FACILITY:

        The Company maintains a line of credit of $100.0 million with Mercantile, which includes a $30.0 million revolving credit facility and a $70.0 million acquisition facility. As of September 30, 1997, the Company had no borrowings under either facility.

7.      EARNINGS PER SHARE:

        The weighted-average shares used to compute earnings per share were as follows:

                            For the Three            For the Nine
                            Months Ended             Months Ended
                         September 30, 1997       September 30, 1997
                        --------------------     -------------------
Primary                           17,337,449              15,487,588
                        ====================     ===================

Fully Diluted                     17,473,151              15,794,815
                        ====================     ===================

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the dual presentation of basic and diluted earnings per share, as defined in SFAS 128, on the face of the statement of income beginning with the year-end 1997 and subsequent quarterly reporting periods. Basic earnings per share as computed under SFAS 128 were $0.30 and $0.71 for the three and nine months ended September 30, 1997, respectively. Diluted earnings per share as computed under SFAS 128 were $0.28 and $0.69 for the three and nine months ended September 30, 1997, respectively.

8.      SUBSEQUENT EVENTS:

        Subsequent to quarter-end, StaffMark acquired all of the issued and outstanding equity securities of RHS Associates, Inc. ("RHS"). Located in Birmingham, Alabama, RHS provides professional and information technology staffing, consulting services and permanent placement services. With revenues for the twelve months ended September 30, 1997 of approximately $8.6 million, RHS operates in the Professional/Information Technology division.

        Subsequent to quarter-end, StaffMark acquired certain assets of EMJAY Contracts, L.P. and EMJAY Careers, L.P. (collectively "EMJAY"). Located in Houston, Texas, EMJAY provides professional and information technology staffing, consulting and permanent placement services. With revenues for the twelve months ended September 30, 1997 of approximately $11.3 million, EMJAY operates in the Professional/Information Technology division.

        Subsequent to quarter-end, StaffMark acquired certain assets of Structured Logic Company, Inc. ("SLC"). Located in New York City, SLC provides professional and information staffing services and permanent placement services. With revenues for the twelve months ended September 30, 1997 of approximately $37.0 million, SLC operates in the Professional/Information Technology division.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the applicable financial statements, the notes thereto and the other financial data included elsewhere in this Form 10-Q. Additionally, the pro forma and combined results for the three and nine months ended September 30, 1996 discussed below occurred when the companies were not under common control or management and may not be comparable to, or indicative of future performance.

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

PRO FORMA RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO PRO FORMA RESULTS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1996

         The information below discusses the pro forma results of operations for the three and nine months ended September 30, 1997 as compared to the pro forma results for the three and nine months ended September 30, 1996. These pro forma amounts include the effect of Brewer's February 1996 acquisition of On Call, Brewer's October 1996 acquisition of the Other Founding Companies, StaffMark's March 1997 acquisition of Flexible, StaffMark's April 1997 acquisition of Global, StaffMark's August 1997 acquisition of EBS, adjustments to reflect the Compensation Differential and adjustments to the provision for income taxes relating to the income of subchapter S Corporations, net of the income tax benefits related to the Compensation Differential and adjusted for nondeductible goodwill.

        Pro Forma Revenues. Pro forma revenues increased $49.1 million, or 67.8%, to $121.6 million for the three months ended September 30, 1997 as compared to $72.4 million for the three months ended September 30, 1996. Pro forma revenues increased $106.8 million, or 54.2%, to $304.0 million for the nine months ended September 30, 1997 as compared to $197.1 million for the nine months ended September 30, 1996. These increases were primarily attributable to the acquisitions of The Technology Source L.L.C. ("Technology Source"), Chandler Enterprises, Inc. d/b/a Advantage Staffing ("Advantage"), Tom Bain Personnel, Inc. ("Tom Bain"), MRIC, Advance, Lindenberg, TPS, Alternatives, Kleven, Sterling, Baker Street, Temp Technology, Able Temps and H. Allen which in the aggregate totaled $32.4 million in revenue for the three months ended September 30, 1997 and $57.6 million for the nine months ended September 30, 1997. The Company's internal growth accounted for $16.7 million and $49.2 million of the increase in pro forma revenue for the three and nine months ended September 30, 1997, respectively, as a result of the Company's emphasis on customer development and an overall increase in demand for staffing services from existing and new customers.

        Pro Forma Cost of Services. Pro forma cost of services increased $37.9 million, or 66.9%, to $94.6 million for the three months ended September 30, 1997 compared to $56.7 million for the three months ended September 30, 1996. Pro forma cost of services increased $80.9 million, or 52.3%, to $235.8 million for the nine months ended September 30, 1997 compared to $154.8 million for the nine months ended September 30, 1996. These increases in staffing payroll, employee benefits and other costs were related to the higher revenues resulting from the increased demand for staffing services, the Company's internal growth and the acquisitions discussed above.

        Pro Forma Gross Profit. Pro forma gross profit increased $11.2 million, or 71.1%, to $26.9 million for the three months ended September 30, 1997 as compared to $15.7 million for the three months ended September 30, 1996. Pro forma gross profit increased $25.9 million, or 61.2%, to $68.2 million for the nine months ended September 30, 1997 as compared to $42.3 million for the nine months ended September 30, 1996. The increases in pro forma gross profit are primarily attributable to the increased revenues from the Company's acquisitions and internal growth. Pro forma gross margin increased to 22.1% for the three months ended September 30, 1997 from 21.7% for the three months ended September 30, 1996. Pro forma gross margin increased to 22.4% for the nine months ended September 30, 1997 from 21.5% for the nine months ended September 30, 1996. The increases in pro forma gross margin are primarily attributable to the Company's focus on increasing the Professional/Information Technology division revenues, which generally provide higher profit margins than the Commercial division due to the specialized expertise of the consultants. Emphasis on the reduction of variable costs, such as workers' compensation expense, have also contributed to increases in the Company's gross margin.

        Pro Forma Operating Expenses. Pro forma selling, general and administrative expenses ("SG&A") increased $6.6 million, or 63.9%, to $16.9 million for the three months ended September 30, 1997 as compared to $10.3 million for the three months ended September 30, 1996. Pro forma SG&A increased $14.4 million, or 48.1%, to $44.4 million for the nine months ended September 30, 1997 as compared to $30.0 million for the nine months ended September 30, 1996. These increases were primarily attributable to the Company's acquisition growth, as well as its internal growth. Pro forma SG&A as a percentage of revenues decreased to 13.9% for the three months ended September 30, 1997 compared to 14.2% for the three months ended September 30, 1996. Pro forma SG&A as a percentage of revenues decreased to 14.6% for the nine months ended September 30, 1997 compared to 15.2% for the nine months ended September 30, 1996. These decreases relate to efficiencies the Company has begun to realize from the Merger, in conjunction with an overall increase in revenues, somewhat offset by higher SG&A associated with being a public company and costs associated with maintaining the Company's acquisition program. Pro forma depreciation and amortization expense increased $639,000, or 79.9%, to $1.4 million for the three months ended September 30, 1997 as compared to $800,000 for the three months ended September 30, 1996. Pro forma depreciation and amortization expense increased $1.1 million, or 46.6%, to $3.6 million for the nine months ended September 30, 1997 as compared to $2.4 million for the nine months ended September 30, 1996. These increases are primarily related to the amortization of goodwill resulting from the Company's acquisitions.

        Pro Forma Operating Income. Pro forma operating income increased $3.9 million, or 85.4%, to $8.6 million for the three months ended September 30, 1997 as compared to $4.6 million for the three months ended September 30, 1996. Pro forma operating income increased $10.3 million, or 104.9%, to $20.2 million for the nine months ended September 30, 1997 as compared to $9.8 million for the nine months ended September 30, 1996. Pro forma operating margin increased to 7.0% for the three months ended September 30, 1997 as compared to 6.4% for the three months ended September 30, 1996. Pro forma operating margin increased to 6.6% for the nine months ended September 30, 1997 as compared to 5.0% for the nine months ended September 30, 1996.

        Pro Forma Interest Expense. Pro forma interest expense was $435,000 for the three months ended September 30, 1997 as compared to $1.1 million for the three months ended September 30, 1996. Pro forma interest expense was $1.4 million for the nine months ended September 30, 1997 as compared to $3.0 million for the nine months ended September 30, 1996. The decrease in interest cost was a result of all debt being repaid with proceeds from the Offering. Interest expense for the three and nine months ended September 30, 1997 is primarily related to borrowings made to fund the cash portion of several acquisitions. These borrowings were repaid with proceeds from the Secondary completed August 26, 1997.

        Pro Forma Net Income. Pro forma net income increased $2.8 million, or 135.6%, to $4.9 million for the three months ended September 30, 1997 compared to $2.1 million for the three months ended September 30, 1996. Pro forma net income increased $7.3 million, or 178.7%, to $11.3 million for the nine months ended September 30, 1997 compared to $4.1 million for the nine months ended September 30, 1996. Pro forma net income as a percentage of revenues increased to 4.0% for the three months ended September 30, 1997 compared to 2.9% for the three months ended September 30, 1996. Pro forma net income as a percentage of revenues increased to 3.7% for the nine months ended September 30, 1997 compared to 2.1% for the nine months ended September 30, 1996.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         The following is a discussion of the results of operations for the three and nine months ended September 30, 1997 as compared to Brewer's results of operations for the three and nine months ended September 30, 1996 which have been reported in accordance with the provisions of SAB 97.

        Revenues. Revenues increased $103.5 million, or 574.6%, to $121.6 million for the three months ended September 30, 1997 compared to $18.0 million for the three months ended September 30, 1996. Revenues increased $238.7 million, or 491.4%, to $287.3 million for the nine months ended September 30, 1997 compared to $48.6 million for the nine months ended September 30, 1996. These increases are largely attributable to the fourth quarter 1996 acquisitions of the Other Founding Companies, Technology Source, Advantage and Tom Bain as well as the 1997 acquisitions of Advance, MRIC, Flexible, Global, Lindenberg, TPS, Alternatives, Kleven, Sterling, Baker Street, Temp Technology, EBS, Able Temps and H. Allen. These acquisitions accounted for approximately $94.9 million of the increase for the three months ended September 30, 1997 and $200.0 million of the increase for the nine months ended September 30, 1997. The Company's internal growth accounted for $8.6 million and $38.7 million of the increase for the three and nine months ended September 30, 1997, respectively, as a result of the Company's emphasis on customer development and an overall increase in the demand for staffing services.

        Cost of Services. Cost of services increased $80.4 million, or 564.8%, to $94.6 million for the three months ended September 30, 1997 compared to $14.2 million for the three months ended September 30, 1996. Cost of services increased $185.1 million, or 483.8%, to $223.4 million for the nine months ended September 30, 1997 compared to $38.3 million for the nine months ended September 30, 1996. These increases were primarily attributable to the acquisitions of the Other Founding Companies and the subsequent acquisitions discussed above which accounted for approximately $74.0 million of the increase for the three months ended September 30, 1997 and $168.8 million for the nine months ended September 30, 1997. Also contributing to these increases were increases in staffing payroll, employee benefits and other costs associated with increased revenues resulting from internal growth.

         Gross Profit. Gross profit increased $23.1 million, or 611.6%, to $26.9 million for the three months ended September 30, 1997 compared to $3.8 million for the three months ended September 30, 1996. Gross profit increased $53.6 million, or 519.5%, to $63.9 million for the nine months ended September 30, 1997 compared to $10.3 million for the nine months ended September 30, 1996. These increases are primarily attributable to the internal growth and acquisitions discussed above. Gross margin increased to 22.1% for the three months ended September 30, 1997 compared to 21.0% for the three months ended September 30, 1996. Gross margin increased to 22.2% for the nine months ended September 30, 1997 compared to 21.2% for the nine months ended September 30, 1996. These increases in gross margin are primarily attributable to the Company's focus on increasing the Professional/Information Technology division revenues. The Professional/Information Technology division generally provides higher profit margins than the Commercial division due to the specialized expertise of the consultants. Control of variable costs, such as workers' compensation expense, also contributed to the Company's increase in gross margins.

         Operating Expenses. SG&A increased $14.7 million, or 666.6%, to $16.9 million for the three months ended September 30, 1997 compared to $2.2 million for the three months ended September 30, 1996. SG&A increased $35.3 million, or 530.8%, to $42.0 million for the nine months ended September 30, 1997 compared to $6.7 million for the nine months ended September 30, 1996. These increases were primarily attributable to the acquisitions discussed above which accounted for approximately $12.1 million of the increase for the three months ended September 30, 1997 and $27.8 million of the increase for the nine months ended September 30, 1997. SG&A as a percentage of revenues increased to 13.9% for the three months ended September 30, 1997 compared to 12.2% for the three months ended September 30, 1996. SG&A as a percentage of revenues increased to 14.6% for the nine months ended September 30, 1997 compared to 13.7% for the nine months ended September 30, 1996. These increases primarily result from the Merger, new costs associated with being a public company and costs associated with the Company's other acquisitions. Depreciation and amortization expense increased $1.1 million, or 381.8%, to $1.4 million for the three months ended September 30, 1997 compared to $299,000 for the three months ended September 30, 1996. Depreciation and amortization expense increased $2.4 million, or 272.0%, to

$3.2 million for the nine months ended September 30, 1997 compared to $865,000 for the nine months ended September 30, 1996. These increases are primarily attributable to amortization of goodwill associated with the acquisitions subsequent to the Offering.

         Operating Income. Operating income increased $7.3 million, or 570.3%, to $8.6 million for the three months ended September 30, 1997 compared to $1.3 million for the three months ended September 30, 1996. Operating income increased $15.9 million, or 569.1%, to $18.7 million for the nine months ended September 30, 1997 compared to $2.8 million for the nine months ended September 30, 1996. The Company's operating margin was 7.0% for the three months ended September 30, 1997 compared to 7.1% for the three months ended September 30, 1996. The Company's operating margin increased to 6.5% for the nine months ended September 30, 1997 compared to 5.8% for the nine months ended September 30, 1996.

        Interest Expense. Interest expense was $435,000 for the three months ended September 30, 1997 as compared to $485,000 for the three months ended September 30, 1996. Interest expense was $978,000 for the nine months ended September 30, 1997 as compared to $1.4 million for the nine months ended September 30, 1996. Interest expense for the three and nine months ended September 30, 1997 is primarily related to borrowings made to fund the cash portion of several of the Company's acquisitions. These borrowings were repaid with proceeds from the Secondary.

        Net Income. Net income increased $4.1 million, or 516.8%, to $4.9 million for the three months ended September 30, 1997 compared to $792,000 for the three months ended September 30, 1996. Net income increased $9.3 million, or 649.9%, to $10.7 million for the nine months ended September 30, 1997 compared to $1.4 million for the nine months ended September 30, 1996. Net income as a percentage of revenues decreased to 4.0% for the three months ended September 30, 1997 compared to 4.4% for the three months ended September 30, 1996. Net income as a percentage of revenues increased to 3.7% for the nine months ended September 30, 1997 compared to 2.9% for the nine months ended September 30, 1996. These changes are primarily the result of the factors described above and the fact that no income tax expense was charged to Brewer as an S Corporation in 1996.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE COMBINED RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

        The following information compares actual results for the three and nine months ended September 30, 1997 to the combined results of the Founding Companies for the three and nine months ended September 30, 1996 as if they had been members of the same operating group. These combined amounts for the three and nine months ended September 30, 1996 have not been adjusted for significant acquisitions or reductions in salaries to certain owners of the Founding Companies.

                                            THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                 (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                                      ========================================================================================
                                              1996                  1997                   1996                  1997
                                      ===================== =====================  ===================== =====================
                                          $          %          $          %           $          %          $          %
                                      ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
SERVICE REVENUES                          52,689      100.0    121,557      100.0     142,543      100.0    287,263      100.0
COST OF SERVICES                          41,321       78.4     94,637       77.9     112,128       78.7    223,384       77.8
                                      ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
              Gross profit                11,368       21.6     26,920       22.1      30,415       21.3     63,879       22.2
OPERATING EXPENSES:
     Selling, general and                  7,672       14.6     16,916       13.9      21,869       15.3     41,962       14.6
     administrative
     Depreciation and amortization           484        0.9      1,440        1.2       1,402        1.0      3,217        1.1
                                      ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
              Operating income             3,212        6.1      8,564        7.0       7,144        5.0     18,700        6.5
                                      ========== ========== ========== ==========  ========== ========== ========== ==========

        Combined Revenues. Revenues increased $68.9 million, or 130.7%, to $121.6 million for the three months ended September 30, 1997 compared to combined revenues of $52.7 million for the three months ended September 30, 1996. Revenues increased $144.7 million, or 101.5%, to $287.3 million for the nine months ended September 30, 1997 compared to combined revenues of $142.5 million for the nine months ended September 30, 1996. These increases are largely attributable to the acquisitions of Technology Source, Advantage, Tom Bain, Advance, MRIC, Flexible, Global, Lindenberg, TPS, Alternatives, Kleven, Sterling, Baker Street, Temp Technology, EBS, Able Temps and H. Allen. These acquisitions accounted for $53.1 million of the increase for the three months ended September 30, 1997 and $101.3 million of the increase for the nine months ended September 30, 1997. The Company's internal growth accounted for $15.8 million and $43.4 million of the increase for the three and nine months ended September 30, 1997 as a result of the Company's emphasis on customer development and the increased demand from existing customers.

        Combined Cost of Services. Cost of services increased $53.3 million, or 129.0%, to $94.6 million for the three months ended September 30, 1997 compared to combined cost of services of $41.3 million for the three months ended September 30, 1996. Cost of services increased $111.3 million, or 99.2%, to $223.4 million for the nine months ended September 30, 1997 compared to combined cost of services of $112.1 million for the nine months ended September 30, 1996. These increases were primarily due to increased staffing, employee benefits and other costs associated with the increase in revenue.

        Combined Gross Profit. Gross profit increased $15.6 million, or 136.8%, to $26.9 million for the three months ended September 30, 1997 as compared to combined gross profit of $11.4 million for the three months ended September 30, 1996. Gross profit increased $33.5 million, or 110.0%, to $63.9 million for the nine months ended September 30, 1997 as compared to combined gross profit of $30.4 million for the nine months ended September 30, 1996. This increase is attributable to higher revenues due to internal growth and the acquisitions discussed above. Gross margin increased to 22.1% for the three months ended September 30, 1997 as compared to combined gross margin of 21.6% for the three months ended September 30, 1996. Gross margin increased to 22.2% for the nine months ended September 30, 1997 as compared to combined gross margin of 21.3% for the nine months ended September 30, 1996. The increases in gross margin are primarily attributable to the Company's focus on increasing the Professional/Information Technology division revenues, which generally provides higher profit margins than the Commercial division due to the specialized expertise of the consultants. Emphasis on controlling variable costs, such as workers' compensation expenses, also contributed to the increase in gross margin.

        Combined Operating Expenses. SG&A increased $9.2 million, or 120.5%, to $16.9 million for the three months ended September 30, 1997 compared to combined SG&A of $7.7 million for the three months ended September 30, 1996. SG&A increased $20.1 million, or 91.9%, to $42.0 million for the nine months ended September 30, 1997 compared to combined SG&A of $21.9 million for the nine months ended September 30, 1996. These increases were primarily attributable to costs and expenses associated with the acquisitions as well as the new costs associated with being a public company. SG&A as a percentage of revenues decreased to 13.9% for the three months ended September 30, 1997 compared to combined SG&A of 14.6% for the three months ended September 30, 1996. SG&A as a percentage of revenues decreased to 14.6% for the nine months ended September 30, 1997 compared to combined SG&A of 15.3% for the nine months ended September 30, 1996. These decreases relate to efficiencies the Company has begun to realize from the Merger, in conjunction with an overall increase in revenues, somewhat offset by higher SG&A associated with being a public company and costs associated with maintaining the Company's acquisition program. Depreciation and amortization expense increased $956,000, or 197.5%, to $1.4 million for the three months ended September 30, 1997 compared to combined depreciation and amortization of $484,000 for the three months ended September 30, 1996. Depreciation and amortization expense increased $1.8 million, or 129.5%, to $3.2 million for the nine months ended September 30, 1997 compared to combined depreciation and amortization of $1.4 million for the nine months ended September 30, 1996. These increases are primarily related to the amortization of goodwill resulting from the Company's acquisitions.

         Combined Operating Income. Operating income increased $5.4 million, or 166.6%, to $8.6 million for the three months ended September 30, 1997 as compared to combined operating income of $3.2 million for the three months ended September 30, 1996. Operating income increased $11.6 million, or 161.8%, to $18.7 million for the nine months ended September 30, 1997 as compared to combined operating income of $7.1 million for the nine months ended September 30, 1996. Operating margin increased to 7.0% for the three months ended September 30, 1997 as compared to combined operating margin of 6.1% for the three months ended September 30, 1996. Operating margin increased to 6.5% for the nine months ended September 30, 1997 as compared to combined operating margin of 5.0% for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        In October 1996, the Company established a $50.0 million line of credit with Mercantile to be used for working capital and other general corporate purposes, including acquisitions. In May 1997, the Company expanded its Credit Facility from $50.0 million to $100.0 million, which includes a $30.0 million revolving credit facility and a $70.0 million acquisition facility. The Credit Facility matures on April 1, 2002 and interest on any borrowings is computed at the Company's option at either LIBOR or Mercantile's prime rate and incrementally adjusted based on the Company's operating leverage ratios. For the period ended March 31, 1997, the Company paid a quarterly commitment fee equal to 0.25% of the revolving credit commitment. Subsequent to March 31, 1997, the quarterly commitment fee is equal to 0.25% of the unused portion of the total revolving credit commitment. The Credit Facility is secured by all assets of the Company and a pledge of 100% of the stock of all of the Company's subsidiaries. As of November 13, 1997, approximately $1.0 million was outstanding on the revolving credit facility.

         In August 1997, the Company completed a secondary offering of 3,950,000 shares of its common stock (including the underwriter's overallotment) of which 285,000 shares were sold by the Selling Stockholders. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders. The net proceeds from the shares sold by the Company were approximately $94.9 million, after deducting the underwriting discount and offering expenses paid by the Company. The Company used approximately $51.3 million of these net proceeds to repay indebtedness and accrued interest outstanding under its Credit Facility with Mercantile, which was incurred primarily in connection with the Company's acquisitions. The remaining net proceeds of approximately $43.6 million have been used to fund the cash consideration portion of the Able Temps, H. Allen, RHS, EMJAY and SLC acquisitions. The Company had invested these net proceeds in investment grade, interest-bearing securities.

         The Company is obligated under various acquisition agreements to pay additional consideration, which will be paid in a combination of cash and common stock, to certain former stockholders of the acquired companies as discussed in
Note 5 to the consolidated financial statements. The Company cannot currently estimate the total amount of these contingent payments; however, the Company believes that the cash generated from operations, borrowings under the Credit Facility and its ability to issue additional shares of common stock will provide sufficient liquidity and capital to satisfy these obligations.

        Net cash provided by (used in) operating activities was $4.1 million and $82,000 for the three months ended September 30, 1997 and 1996, respectively, and $4.2 million and ($28,000) for the nine months ended September 30, 1997 and 1996, respectively. The net cash provided by operating activities for the periods presented was primarily attributable to net income adjusted for non-cash expenses such as depreciation and amortization and changes in operating assets and liabilities.

        Net cash used in investing activities was $27.0 million and $121,000 for the three months ended September 30, 1997 and 1996, respectively, and $79.9 million and $3.4 million for the nine months ended September 30, 1997 and 1996, respectively. Cash used in investing activities in 1996 was largely for the acquisition of On Call by Brewer for cash totaling $3.0 million. Cash used in investing activities in 1997 was primarily related to the acquisition of Advance, MRIC, Flexible, Global, Lindenberg, TPS, Alternatives, Kleven, Sterling, Temp Technology, Able Temps and H. Allen for cash totaling $76.9 million and capital expenditures.

         Net cash provided by (used in) financing activities was $51.5 million, and ($342,000) for the three months ended September 30, 1996 and 1997, respectively, and $93.0 million and $3.5 million for the nine months ended September 30, 1997 and 1996, respectively. Cash provided by financing activities in 1996 was primarily attributable to the proceeds from debt issued by Brewer in conjunction with the acquisition of On Call. Cash provided by financing activities in 1997 was primarily attributable to the proceeds from debt issued in conjunction with the acquisitions of Global, Lindenberg, TPS, Alternatives, Kleven, Sterling and Temp Technology.

        As a result of the foregoing, combined cash and cash equivalents increased $28.5 million for the three months ended September 30, 1997, increased $17.3 million for the nine months ended September 30, 1997, decreased $381,000 for the three months ended September 30, 1996, and increased $78,000 for the nine months ended September 30, 1996, respectively.

        Management believes that the Credit Facility, cash flows from the Company's operations, and the issuance of shares of common stock in conjunction with acquisitions will provide sufficient liquidity or acquisition currency to execute the Company's acquisition and internal growth plans through the expiration of the Credit Facility discussed above. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. Management plans to continue to periodically reassess the adequacy of the Company's liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, and acquisition plans, in order to ensure the Company's negotiated credit facilities are adequate to meet the Company's needs on a short-term and long-term basis.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

ITEM 2.  CHANGES IN SECURITIES

         In connection with the July 1997 acquisition of Baker Street, the Company issued 286,162 shares of common stock to the stockholders of Baker Street. In connection with the August 1997 acquisition of EBS, the Company issued 123,500 shares of common stock to the stockholders of EBS. In connection with the September 1997 acquisition of Able Temps, the Company issued 24,068 shares of common stock to the stockholder of Able Temps. In connection with the September 1997 acquisition of H. Allen, the Company issued 71,982 shares of common stock to the stockholder of H. Allen. Each of these transactions was effected without registration of the respective securities under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

           2.4 Asset Purchase Agreement by and among StaffMark, Inc., StaffMark Acquisition Corporation Ten and Expert Business Systems, Incorporated (Incorporated by reference from Exhibit
                 2.1 to the Company's Form 8-K filed with the Commission on August 15, 1997)./1/

           2.5 Asset Purchase Agreement by and among StaffMark, Inc., StaffMark Acquisition Corporation Twelve, and H. Allen & Company (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on September 26,
                 1997)./1/

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

          11.0   Statement re: Computation of per share earnings.

          27.1   Financial Data Schedule.

          /1/ The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.


         (b) Reports on Form 8-K

                 1. A report on Form 8-K was filed with the SEC on August 15, 1997 in connection with the acquisition by the Company of EBS on August 4, 1997.

                 2. A report on Form 8-K/A was filed with the SEC on September 19, 1997 in connection with the acquisition by the Company of EBS on August 4, 1997.

                 3. A report on Form 8-K was filed with the SEC on September 26, 1997 in connection with the acquisition by the Company of H. Allen on September 15, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STAFFMARK, INC.

Date: November 14, 1997             /s/ CLETE T. BREWER
                                    ------------------------------
                                    Clete T. Brewer
                                    Chief Executive Officer and President


Date: November 14, 1997             /s/ TERRY C. BELLORA
                                    ------------------------------
                                    Terry C. Bellora
                                    Chief Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER              DESCRIPTION
   -------             -----------

    11.0           --  Statement re: computation of per share earnings.

    27.1           --  Financial Data Schedule.