Form 10-K
period 1997-12-31
STAFFMARK INC
filed 1998-03-13
CIK 1017968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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



      Registrant's telephone number including area code: (501) 973-6000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $486.2 million as of March 2, 1998.

As of March 2, 1998, the number of shares outstanding of the registrant's common stock was 19,271,421.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 8, 1998 are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

   StaffMark, Inc. (including all subsidiaries, unless the context otherwise requires, "StaffMark" or "the Company") is a leading provider of diversified staffing, professional and consulting services to businesses, professional and service organizations, medical niches and governmental agencies. The Company offers its services through over 190 branches located in 27 states, Canada, the United Kingdom, and South Africa.

   The Company's services are provided through three divisions: Commercial, Professional and Information Technology ("Professional/IT") and Specialty Niche. The Commercial division provides clerical and light industrial staffing services and generated approximately 72.7% and 88.1% of the Company's combined revenues for the years ended December 31, 1997 and 1996, respectively. The Professional/IT division provides information technology staffing, consulting and support services, as well as professional and technical services and generated 21.8% and 4.5% of the Company's combined revenues for the years ended December 31, 1997 and 1996, respectively. The Specialty Niche division provides clinical trial support services, occupational therapists and speech pathologists and generated 5.5% and 7.4% of the Company's combined revenues for the years ended December 31, 1997 and 1996, respectively.

   On October 2, 1996, simultaneously with the closing of the initial public offering (the "Initial Public Offering") of its common stock ("Common Stock"), StaffMark acquired, in separate merger transactions (the "Mergers"), Brewer Personnel Services, Inc. ("Brewer"), Prostaff Personnel, Inc. and its related entities ("Prostaff"), Maxwell Staffing, Inc. and its related entities ("Maxwell"), HRA, Inc. ("HRA"), First Choice Staffing, Inc. ("First Choice"), and Blethen Temporaries, Inc. and its related entities ("Blethen") (such entities are sometimes collectively referred to as the "Founding Companies"). Pursuant to the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 97, Brewer was designated as the acquirer of Prostaff, Maxwell, HRA, First Choice and Blethen (collectively referred to as the "Other Founding Companies") for financial reporting purposes. Therefore, the Company's results of operations for 1996 represent a combination of Brewer's results for the nine months ended September 30, 1996 and StaffMark's consolidated results of operations for the three months ended December 31, 1996. Because the Mergers and the Initial Public Offering were accounted for based on the provisions of SAB No. 97, the acquisition of assets and assumption of liabilities of the Founding Companies are reflected at their historical cost. Throughout this Annual Report on Form 10-K, references to "the Company" relate to Brewer for the periods prior to the acquisition of the Other Founding Companies, which occurred on October 2, 1996 and relate to StaffMark and its consolidated subsidiaries subsequent to that date. At the time of the Initial Public Offering and the Mergers, the Founding Companies had on average operated for over 13 years in eight states through over 90 branch offices.

   In 1997, the Company grew both internally and through the acquisition of 19 additional staffing, consulting and professional service companies. The Company believes that a balance of internal growth and strategic acquisitions will best allow the Company to capitalize on its growth opportunities. For the year ended December 31, 1997, the Company's revenues and operating income were $426.5 million and $28.4 million, respectively, compared to combined revenues
and operating income of   $198.4 million and $11.2 million, respectively, for
the year ended December 31, 1996.

BUSINESS STRATEGY

   The Company's overall business strategy is to increase its revenue and enhance its profitability by providing the timely delivery of quality diversified staffing, consulting and professional services to its customers. The Company implements this overall business strategy through a combination of the strategies and their related key elements identified and described below.

OPERATING STRATEGY

The Company's operating strategy is to continue to:

   Develop Long-Term Relationships with Customers. The Company seeks to satisfy the needs of its customers by providing customized services such as on-site management, direct placement services, consultant staffing, help desks and distributed services. The flexibility of the Company's decentralized organization allows it to tailor its operations to meet local customer requirements. For example, customers may be provided with customized billings, utilization reports, and safety awareness and training programs. The Company believes that it can establish and maintain long-term relationships with customers through the quality of its services such as understanding the customers' needs, responding promptly to the requests of customers, proactively assessing staffing needs of customers, and continually monitoring job performance and customer satisfaction.

   Adopt Best Practices, Policies and Procedures. Management of the Company continually evaluates the operating policies and procedures of each of the existing and newly acquired StaffMark companies and is implementing the various practices that management believes best serve the needs of the Company. These best practices have included the development of an information tracking system for clients, human resources policies, bonus plans, time and attendance systems, and recruiting and training programs. Management plans to continue the examination and adoption of best practices with future acquisitions.

   Increase Operating Efficiencies and Provide Strong Corporate Support. The Company, while building an infrastructure, is achieving economies of scale by combining a number of general and administrative functions at the corporate level and by reducing or eliminating redundant functions and facilities of existing branches and newly acquired companies. This centralization allows the Company to provide a strong level of corporate support and management information by allowing the branches to focus on marketing and selling the Company's services. The Company is also achieving further economies of scale through common regional management and the allocation of recruiting, training, advertising, administrative and branch office costs over a larger number of temporary associates, consultants, professionals and clients.

   Maintain Decentralized, Entrepreneurial Environment. The Company believes an entrepreneurial business environment that rewards performance tends to attract and retain self-motivated, achievement-oriented individuals. Each of the Company's branches operates as a separate profit center with local management having primary profit and loss responsibility. Each branch office has been given latitude in many fundamental operational functions, including hiring, pricing, training, sales and marketing. This permits each branch manager to be flexible and responsive to the specific needs of local clientele. The Company has also established a profit-based compensation plan at the branch level and utilizes various performance-based bonuses at the regional level. On a Company-wide basis, an employee stock purchase plan has been implemented to further motivate management and employees.

   Establish Service Platforms and Brand Name Identification. The Company believes that building and developing platforms of related staffing, professional and/or consulting services within each of the Company's divisions is an essential operational management tool that encourages entrepreneurial focus and innovation. In addition, once platform foundations are established and developed, the Company will select brand names and market the names, logos and other attributes to customers and temporary associates and professionals. In the Professional/IT division, the Company has built and identified its information technology consulting services platform as "IntelliMark." The Company is also building a legal services platform in the Professional/IT division that will operate under the brand name "Strategic Legal Resources."
In the Specialty Niche division, the Company's clinical trial support services will operate under the brand name "ClinForce," while the Company's medical services in this division are delivered under a variety of names. The Company's Commercial division currently utilizes the brand names: StaffMark, StaffMark Office Staffing, StaffMark Industrial Staffing and StaffMark Clerical Staffing in delivering clerical, office and light industrial staffing services to its customers.

INTERNAL GROWTH STRATEGY

The Company's internal growth strategy is to continue to:

   Focus on Further Penetration in Existing Geographic Markets. The Company currently provides diversified staffing, professional and consulting services to businesses, professional and service organizations, medical niches and governmental agencies. The Company plans to continue providing high-quality services to its existing customers to strengthen its customer relationships and to establish additional customer relationships in existing geographic markets. The Company believes there are substantial growth opportunities through the introduction of its various services to its strong client base throughout its network of branch offices. To further penetrate existing geographic markets, the Company spins-off, or "seed," new branch offices from existing branches, which provide the Company greater coverage in its geographic markets at low marginal cost. These office clusters provide economies of scale by spreading common costs such as recruiting, advertising and management over a larger revenue base, and provide better service to clients and opportunities to temporary associates and professionals in these markets.

   Expand and Cross-Develop the Professional/IT and Specialty Niche Services. The Professional/IT and Specialty Niche divisions generally enjoy higher profit margins than the Commercial division due to the specialized expertise of the professionals and consultants in those divisions. The Company's strategy is to continue to increase the percentage of its revenue and gross profit from the Professional/IT and Specialty Niche divisions by emphasizing the expansion of information technology, such as help desk and distributed services, by cross-developing into new and existing geographic markets and by adding new professional lines of business, leveraging wherever possible on existing customer relationships.

   Increase Vendor-On-Premise Relationships. At December 31, 1997, the Company had 60 Vendor-On-Premise ("VOP") partnering relationships, as compared to 27 at December 31, 1996. VOP relationships represented $67.4 million and $37.0 million of the Company's combined revenues for the years ended December 31, 1997 and 1996, respectively. Under these programs, the Company may assume administrative responsibility for coordinating all staffing and/or professional services throughout a client's location or organization, including skills testing and training. The VOP relationships provide clients with dedicated on-site account management which can more effectively meet the client's changing staffing needs with high quality and consistent service. While these partnering relationships tend to have lower gross margins than traditional temporary staffing services, the higher volumes, comparatively lower operating expenses and relatively long-term contracts associated with these relationships result in attractive operating profits for the Company and a more stable source of revenue. The Company seeks to expand its VOP program into comprehensive outsourcing arrangements in which the Company staffs and manages an entire department or function on a turnkey basis at a higher gross margin than traditional VOP arrangements.

ACQUISITION AND INTEGRATION STRATEGY

   Summary of Acquisitions in 1997. From the Initial Public Offering in October 1996 through the end of December 31, 1997, the Company utilized its acquisition strategy to complete 22 acquisitions. The Technology Source, L.L.C., Chandler Enterprises, Inc. d.b.a. Advantage Staffing, and Tom Bain Personnel, Inc. were acquired in the fourth quarter of 1996 (collectively the "1996 Acquisitions"). Certain information related to the 19 staffing and professional service companies acquired during 1997 (the "1997 Acquisitions") is summarized in the following table.

                                                                                                           Fiscal Year
                                                 Date of                                                     Revenues
      Acquired Companies                       Acquisition       Division(1)     States/Countries        (in millions)(2)
-------------------------------------------   -------------      -----------     -----------------       ----------------
Advance Personnel Service, Inc.               February 1997       C               TN                       $       6.3
MRIC Medical Recruiters International LTD     February 1997       SN              Canada                           2.5
Flexible Personnel and its related entities   March 1997          C, P/IT         IN, OH, MI                      49.3
Global Dynamics, Inc.                         April 1997          P/IT            CA, United Kingdom              17.2
Lindenberg & Associates, Inc.                 April 1997          P/IT            MO, KS, NB, MN                  18.0
TPS/Furr & Associates, Inc.                   May 1997            C               NC                               4.5
HR Alternatives, Inc.                         June 1997           C               TN, NC, VA                       8.4
The Kleven Group and Affiliates, Inc.         June 1997           C, P/IT         MA                               5.0
Sterling Human Resources, Inc.                June 1997           C, P/IT         AZ, FL                          19.0
Baker Street Group, Inc.                      July 1997           C, P/IT         TX                              11.0
Temp Technology, Inc.                         July 1997           C               OR                               7.5
Expert Business Systems, Incorporated         August 1997         P/IT            TX                               3.3
Able Temps, Inc.                              September 1997      C               IL, IN                          14.0
H. Allen & Company, Inc.                      September 1997      P/IT            IL                               6.1
RHS Associates, Inc.                          October 1997        P/IT            AL                               6.8
EMJAY  Careers,  Inc.  and  EMJAY Contracts,  November 1997       P/IT            TX                               9.7
Structured Logic Company, Inc.                November 1997       P/IT            NY, CO, GA, NC,                 25.2
                                                                                  MD,NJ,TX,VA
Longhorn Employment Services, Inc.            December 1997       C               TX                               2.5
ClinForce, LLC                                December 1997       SN              NJ                               7.1
                                                                                                           -----------
                                                                                  Total                    $     223.4
                                                                                                           ===========


------------------
    (1)      C = Commercial, P/IT = Professional/IT, SN = Specialty
             Niche.

    (2) The revenue amounts presented in the table are for the most recent fiscal year for each of the referenced entities prior to their acquisition by StaffMark, which in some instances is a fiscal period ending other than on December 31.

  Acquisition. The Company pursues acquisitions that: (i) expand the geographic scope of its operations; (ii) increase its penetration in existing markets; (iii) increase the scope of the Company's operations into complementary or new service offerings; (iv) include strong management, profitable operating results and recognized local and regional presence; and
(v) expand the percentage of revenues generated by the Professional/IT and Specialty Niche divisions. Each potential acquisition is analyzed to ensure that it will be a good fit with the StaffMark team, philosophies, culture and goals. It is generally the Company's policy to include some amount of the Company's common stock as part of the consideration so that the stockholder/managers of the acquired company and StaffMark will have common motivation and goals. In certain situations, the Company will pursue tuck-in acquisitions where the offices, operations and administrative functions may be immediately "tucked into" an existing Company subsidiary or branch, thus eliminating the administrative functions of the acquired company. The Company has used this acquisition strategy in connection with several of its commercial acquisitions.

   Integration. StaffMark has established a team of corporate officers responsible for identifying prospective acquisitions, performing due diligence, negotiating contracts and subsequently integrating the acquired companies. As soon as practicable after an acquisition is completed, management begins integrating newly acquired companies. This process involves standardizing each acquired company's accounting and financial procedures with those of the Company. Acquired companies are brought under the Company's uniform risk management program, and key personnel of acquired companies often become a part of management of the Company. Marketing, sales, field operations and personnel programs are reviewed and, where appropriate, conformed to the best practices of StaffMark's existing operations. In addition, StaffMark seeks to identify and integrate the best practices from each acquired company on a Company-wide basis.

THE STAFFING AND INFORMATION TECHNOLOGY SERVICES INDUSTRY

   The staffing industry has grown rapidly in recent years as companies have utilized supplemental employees to control personnel costs and to meet specialized or fluctuating personnel needs. According to the National Association of Temporary and Staffing Services, the United States market for staffing services grew at a compound annual growth rate of approximately 18% from $20.4 billion in revenues in 1991 to $47.1 billion in 1996. Two of the fastest growing sectors of the staffing services industry are information technology and professional services. According to Staffing Industry Report, revenues from the domestic information technology sector in 1996 are estimated to have been $12.0 billion, and grew at a compound annual rate of approximately 20% over the past five years. The Company believes the staffing industry is highly fragmented with over 6,000 staffing companies and 2,500 Professional/IT companies. Although the industry is experiencing increasing consolidation, largely in response to opportunities to provide comprehensive supplemental staffing solutions to regional and national accounts, the Company believes that there are numerous attractive acquisition targets.

   Historically, the demand for temporary staffing services has been driven primarily by a need to temporarily replace full-time employees due to illness, vacation or abrupt termination. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs. The use of temporary staffing typically shifts employment costs and risks, such as workers' compensation and unemployment insurance and possible adverse effects of changing employment regulations, to temporary staffing companies, which can spread the costs and risks over a larger pool of employees and customers. In addition, this use of temporary employees avoids the inconvenience, expense and other adverse affects of hiring and firing additional full-time employees.

   Organizations have also begun using flexible staffing to reduce administrative overhead by outsourcing any operations that are not part of their core business functions. In its most basic form, outsourcing involves staffing and managing a specific facility or function, such as a help desk or mailroom. In a partnering relationship, the temporary staffing company, in addition to providing on-site management of its temporary employees, often provides other value-added services such as assuming the primary role in training the temporary employees to perform specific tasks required by the client, and may be compensated, in part, based on the increase in productivity of the staffed function or facility.

THE COMPANY'S STAFFING, PROFESSIONAL AND CONSULTING SERVICES

The Company's staffing, professional and consulting services are provided through three divisions:

   Commercial Division. The Commercial division provides clerical and light industrial staffing services, and generated approximately 72.7% and 88.1% of the Company's combined revenues for the years ended December 31, 1997 and 1996, respectively. The Company's clerical services personnel include secretarial, word processing personnel, receptionist/switchboard operators, typists, data entry operators, cashiers, client service representatives, medical/legal transcriptionists, file clerks and other miscellaneous office personnel. Light industrial services personnel include warehouse workers, maintenance workers, electronics assemblers, quality control clerks, order pullers, food service workers, production workers, shipping/receiving clerks, janitors, packagers, inventory clerks, textile manufacturers and machinists.

   Professional/IT Division. The Professional/IT division provides information technology staffing, consulting and support services and professional and technical services and generated approximately 21.8% and 4.5% of the Company's combined revenues for the years ended December 31, 1997, and 1996, respectively. Information technology services include systems planning and design, project management, software applications development, systems and network implementation, distributed services, systems integration and higher-level contract programming services, facilities management, SAP development and implementation, system maintenance, computer troubleshooting, outsourcing of legacy systems, Internet development, mainframe programming, "help-desk" assistance and education and training. Within the Professional/IT division, the Company also provides technical services personnel such as drafters, designers and engineers in the mechanical and electrical engineering and computer science fields, in addition to providing accounting personnel, lawyers, paralegals, legal assistants and sales, marketing and human resource professionals. The information technology services platform within the Professional/IT division recently began operating under the brand name "IntelliMark."


   Specialty Niche Division. The Specialty Niche division provides clinical trial support services, medical office staffing, physical and occupational therapists and speech pathologists, and generated approximately 5.5% and 7.4% of the Company's combined revenues for the years ended December 31, 1997 and 1996, respectively. The Company's clinical consultants support the staffing demands of the pharmaceutical, biotechnology, medical device and medical and clinical research organizations. The Company recruits, both domestically and internationally, trained physical therapists, occupational therapists and speech pathologists to work in a variety of healthcare settings. The Company provides complete physical therapy management and staffing services to outpatient clinics as well as to rural and suburban acute care hospitals. The Company also provides front office and clinical support for physicians, medical offices and clinics in select markets.


PERSONNEL

   Recruiting. One of the Company's most successful recruiting tools is referrals by its temporary associates and professionals. The Company finds that referrals from its existing labor force provide a high quality and a large number of new temporary associates and professionals. The Company employs full-time regional recruiters to regularly monitor the skills and availability of their region's temporary associates to ensure a base of qualified employees to meet client demands. These recruiters visit schools, clubs and professional associations and present career development programs to various organizations. In addition, the Company obtains applicants through its various World Wide Web sites, advertising in major newspapers, on radio, on television, in the Yellow Pages and through other print media. In the information technology area, the Company pays its consultants a referral fee for the recruitment and retention of qualified information technology professionals. Due to the increased demand and short supply of information technology consultants, a growing international recruiting base is being developed by the Company through alliances in the United Kingdom, South Africa and Pacific Rim. Additionally, the Company plans to have a national database of IT consultants and job postings available to all IT offices by the end of 1998. The Company also uses a recruiting base in Canada to provide therapists for its Specialty Niche division.

   Full Time Employees/Temporary Associates/Professionals. Currently, StaffMark provides over 20,000 temporary associates and professionals to more than 4,500 clients during a typical week. At December 31, 1997, the Company employed approximately 1,400 internal staff. None of the Company's employees, including its temporary associates and professionals, are represented by a collective bargaining agreement. The Company believes its employee relations to be good. Hourly wages for the Company's temporary associates and salaries for its professionals are determined according to market conditions. The Company pays mandated costs of employment, including the employer's share of social security taxes, federal and state unemployment taxes and workers' compensation insurance. The Company also offers access to various insurance programs and other benefits, such as vacations, holidays and 401(k) programs to certain of its temporary associates and professionals.

   Assessment, Training and Quality Control. The Company uses a comprehensive system to assess, select and train its temporary associates and professionals in order to provide quality assurance for its staffing and professional service operations. Applicants are given a range of tests, applicable to the position(s) they seek. The Company feels it is imperative to customize testing and training to match the specific office environment in which the individuals will be placed. Clerical and office-support applicants receive comprehensive tests in computer skills, word processing, typing, data entry, accounting and other business applications. These sophisticated tests cover the latest software and thoroughly and objectively evaluate each individual's skills and experience. In the information technology and technical arena, specific programming tests measure proficiency in programming languages, electromechanical skills, autocad, schematics and other technical applications. Industrial electronic assembly applicants are tested to determine basic competency, industry aptitude, hand and finger dexterity, soldering, mathematics, ability to read a blue print, ability to assemble electronic components and measurement calculations.

   Management recognizes that certain clients have specialized staffing needs that can only be fulfilled with customized training. The Company provides training programs for specific requirements, such as electronic or mechanical assembly or the use of specialized software applications. Computerized tutorials are generally available for temporary employees and professionals seeking to upgrade their typing, data entry, office automation or word processing skills, and classes on topics such as spreadsheets, software applications and network management are conducted periodically in branch offices.

   The Company stresses specialization, training and empowerment of employees to ensure that clients receive the highest quality service for the most cost-effective price. In one of its markets, the Company operates a career training center where temporary employees and professionals, as well as the general public, can enroll in career advancement classes. This center helps to increase the number of trained and qualified applicants for placement with the Company's clients. The Company offers advanced training opportunities and reimbursement for certain educational expenses to information technology consultants as part of a comprehensive benefit package.

   Workers' Compensation Program. The Company maintains workers' compensation insurance for most claims in excess of a retention level of $250,000 per occurrence. The Company's risk management team works alongside a third party administrator and a broker in order to take a proactive approach to safety and risk control. The risk management team works to train the Company's full-time staff to better screen, test and orient the Company's temporary associates and professionals to a more safety-conscious environment. The risk management team also performs periodic safety inspections of new and existing clients in order to evaluate the safety environment. The Company has the authority to decline service if the work environment is perceived to be unsafe or potentially hazardous. The Company's policies prohibit staffing of high-risk activities such as working on unprotected elevated platforms or the handling of hazardous materials. The team's goal is to work alongside the client company and achieve a safe work environment through effective training and commitment to safety. An independent actuary provides advice on overall workers' compensation cost and periodically performs an actuarial valuation regarding the adequacy of the Company's reserve for workers' compensation claims. Newly acquired operations are integrated into the Company's program at such time as, in management's judgment, the integration is most effective.

OPERATIONS

   Branch Offices. The Company offers its services through over 190 branch offices in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Canada, the United Kingdom and South Africa. Branch managers operate their offices with a significant degree of autonomy and accountability and receive bonuses based on the profitability and growth of the branch. The compensation system is designed to motivate the managers and staff to maximize the growth and profitability of their offices while securing long-term client relationships. Branch managers report directly to regional managers who report to either general managers, vice presidents or executive vice presidents, all of whom receive bonuses based upon the profitability of their region or branch. Operating within the guidelines set by the Company, the branch managers are responsible for pursuing new business opportunities and focusing on sales and marketing, account development and retention, as well as, employee recruitment, development and retention.

   Sales and Marketing. StaffMark's services are marketed through its network of offices whose branch managers, supported by the Company's marketing staff, make regular personal sales visits to clients and prospective clients. The Company emphasizes long-term personal relationships with clients through regular assessment of client requirements and constant monitoring of temporary staff performance. New clients are obtained through sales calls, consultation meetings, client referrals, telemarketing and advertising in a variety of local and regional media (including television, radio, direct mail, Yellow Pages, newspapers, magazines and trade publications and through its various World Wide Web sites). Also, the Company's national accounts director has developed a strategy utilizing sales calls and consultation meetings with targeted companies. In addition, the Company sponsors job fairs and other community events and the Company's officers and senior management participate in national and regional trade associations, local chambers of commerce and other civic associations.

   Management Information Systems. The primary front office software utilized by the Company's Commercial division is the Caldwell-Spartin system which management believes is currently one of the leading application software systems in the commercial staffing industry. Caldwell-Spartin permits access to a shared database of resumes and job orders at the branch level, allowing the branch office to fill customer orders, communicate with customers regarding invoices and perform candidate screening for the most suitable job opportunity. Management believes that the Caldwell-Spartin system can be readily expanded to meet increased demands without significant additional expenditures. Consolidation of the Company's two largest Caldwell-Spartin users, Brewer and Prostaff, was completed January 1, 1997. HRA and Blethen completed upgrades of this system in June 1997. All companies currently using Caldwell-Spartin are now operating on an identical software release. The Company is in the process of selecting the front office software that will be utilized by the Company's Professional/IT division. Management believes that the front office software that is selected for the Professional/IT division will also be used for the Company's Specialty Niche division because of the similarity in the type of information that is maintained in these staffing industry areas. Management believes that the utilization of two quality front office systems (i.e., Caldwell-Spartin for the Commercial division and the system to be selected for the Professional/IT and Specialty Niche divisions) will provide further opportunities for cost savings and efficiencies through its existing branch network and for newly acquired companies.

   StaffMark has licensed its back office accounting and administrative systems software from PeopleSoft, Inc. ("PeopleSoft"). The Company believes that PeopleSoft applications will provide excellent management tools, the ability to eliminate redundant functions and provide a high degree of internal control. Management also believes that the use of PeopleSoft applications will result in lower costs through the centralization of systems by providing economy and control in the areas of accounts payable, cash control, budgeting, management reporting and human resources. The PeopleSoft implementation plan began in April 1997 and as of December 31, 1997, the Company operated the general ledger and accounts payable modules in its operations in Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Oklahoma, Oregon, western Tennessee and Virginia. Implementation in the Company's remaining areas of operations is scheduled to be completed by the end of 1998. The Company has chosen Digital Equipment Corporation ("Digital") as the hardware provider for the database server for PeopleSoft. Digital currently supplies the hardware supporting the Caldwell-Spartin application in all locations as well. The Company invested approximately $2.1 million in 1997 on the PeopleSoft, network implementations and other information systems support.

COMPETITION

   The staffing industry is highly competitive and fragmented, with limited barriers to entry. The Company competes with other companies in the recruitment of qualified personnel, the development of client relationships and the acquisition of other staffing and professional service companies. A large percentage of temporary staffing and consulting companies are local operators with fewer than five offices. Within local markets, these operators actively compete with the Company for business and, in most of these markets, no single company has a dominant share of the market. The Company also competes with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors include AccuStaff, Inc., COREstaff, Inc., Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., and Norrell Corporation, all of which may have greater marketing, financial and other resources than the Company. The primary Professional/IT competitors include AccuStaff, Inc., COREstaff, Inc., Ciber, Inc., Keane, Inc. and The Registry, Inc. The Company believes that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients' specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and number of hours of work available. Management believes that StaffMark is highly competitive in these areas. The Company believes its long-term client relationships and strong emphasis on providing service and value to its clients and temporary staffing associates and consultants are important competitive advantages.

   The Company also competes for acquisition candidates. The Company believes that further industry consolidation will continue during the next several years. Accordingly, there is likely to be significant competition, which could lead to higher prices being paid for such businesses. The Company believes that it will have a competitive advantage in completing acquisitions as a result of:
(i) management's personal relationships with existing staffing companies; (ii) the proven merger and acquisition experience of the Company's key executives;
(iii) the successful integration of previous acquisitions; (iv) its decentralized entrepreneurial environment; and (v) its willingness to include some amount of common stock as part of the consideration so that the stockholders/managers of the acquired company and StaffMark will have common motivation and goals. However, no assurance can be given that the Company's acquisition program will continue to be successful.

REGULATION

   Temporary employment service firms are generally subject to one or more of the following types of government regulation: (i) regulation of the employer/employee relationship between a firm and its temporary employees; (ii) registration, licensing, record keeping and reporting requirements; and (iii) substantive limitations on its operations. Staffing services firms are the legal employers of their temporary workers. Therefore, such firms are governed by laws regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers' compensation. State mandated workers' compensation and unemployment insurance premiums have increased in recent years and have directly increased the Company's cost of services. In addition, the extent and type of health insurance benefits that employers are required to provide employees have been the subject of intense scrutiny and debate in recent years at both the national and state level. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees, and some states could impose sales taxes, or raise sales tax rates, on staffing services. Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees. The operations of the Company's medical staffing services in the Specialty Niche division are indirectly subject to the state licensing and certification requirements for physical and occupational therapists, such that these temporary associates are required to be certified and/or licensed under the applicable state or local law. In addition, the Company's medical staffing services involving physical and occupational therapist services will, on April 1, 1998, become subject to new salary equivalency guidelines recently adopted by the United States Department of Health and Human Services. While the full impact of the new regulations cannot currently be determined, upon effectiveness, such regulations could have an adverse impact on the Company's medical services platform within the Specialty Niche division.

   The Company currently recruits information technology consultants and professionals and physical and occupational therapists internationally for domestic placement. The entry of these employees into the United States is regulated by the United States Department of Labor and United States Department of Justice -- Immigration and Naturalization Services. The regulations governing the hiring of foreign nationals are complex and change often. If either of these authorities or any other regulatory or judicial body should determine that the Company is not in compliance with the regulations, the Company could be subject to fines and/or suspension of this part of the Company's business. Further, regulations could change in a manner which would limit the Company's ability to employ foreign nationals. Any of the foregoing could have a material adverse effect on the Company's business, financial condition, and results of operation.

TRADEMARKS

  The Company has received Federal Trademark registration of "StaffMark" and the associated logo. The Company has applied for Federal Service Mark registration of "IntelliMark" and the associated logo with the United States Patent and Trademark Office and has received a Notice of Allowance and has filed a Statement of Use for this mark. The Company has also applied for a Federal Service Mark registration for "StaffView," which is a software product developed for client reporting of its temporary workforce. No assurance can be given that either of such registrations will be granted or that, if granted, such registrations will be effective to prevent others from using the mark concurrently or challenging the Company's use of the service marks in certain locations. The Company owns and licenses several other federal and state trademarks used by the Founding Companies and the companies which have been acquired. The Company believes that it has all rights to trademarks and trade names necessary for the conduct of its business.

ITEM 2.  PROPERTIES

   The Company owns no real property. It leases its corporate headquarters, as well as space for all of its branch offices. These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities are maintained for storage purposes. Other than the additional space that will be leased with respect to the expansion of the Company's corporate headquarters, the Company believes that its facilities are adequate for its needs and does not anticipate inordinate difficulty in replacing such facilities or opening additional facilities, if needed. The Company's corporate headquarters are leased from a related party for a term ending on January 1, 2001, with three options to renew for five additional years each. Within the next twelve months, the Company anticipates leasing additional space for the expansion of its corporate headquarters on property adjacent to the existing location of its corporate headquarters. The new space would also be leased from a related party. The Company's headquarters are located at 302 East Millsap Road, Fayetteville, Arkansas 72703. The Company's telephone number is (501) 973-6000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock, $.01 par value per share ("Common Stock") trades on the Nasdaq National Market under the symbol "STAF." On March 2, 1998, there were approximately 618 holders of record of the Company's Common Stock. The following table sets forth the range of high and low trading prices for the Company's Common Stock as reported by the Nasdaq National Market for the third and fourth quarters in 1996, each quarter in 1997 and the first quarter of 1998 through March 2, 1998.

                                                        HIGH            LOW
                                                        ----            ---
                            FISCAL 1996

                            Third Quarter              $14.750      $13.375
                            (from September 27, 1996)
                            Fourth Quarter              16.750        9.750

                            FISCAL 1997

                            First Quarter               15.250       12.000
                            Second Quarter              23.000       11.500
                            Third Quarter               39.375       21.375
                            Fourth Quarter              40.500       25.875

                            FISCAL 1998

                            First Quarter
                            (through March 2, 1998)     35.000       23.000

   The Company has not paid dividends in the past and intends to retain any and all earnings to finance the expansion of its business, including future acquisitions, and for general corporate purposes and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's credit facility with Mercantile Bank National Association ("Mercantile") includes, and any additional lines of credit established in the future may include, restrictions on the ability of the Company to pay dividends without the consent of the lender.

   The trading price of the Common Stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of acquisitions, performance by its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly effected the market price of many staffing and professional service companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely effect the market price of the Common Stock.

   Certain provisions of the Company's Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult, even if such events would be beneficial to the interests of the stockholders. In addition, the Company has 1,000,000 shares of authorized Preferred Stock. The Company may issue shares of such Preferred Stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company.

   Based on the number of shares of Common Stock outstanding at December 31, 1997, officers and directors of the Company and persons who may be deemed to be affiliates, as a group, beneficially owned approximately 24% of the Company's outstanding Common Stock. As a result, officers and directors and their affiliates may have influence over the election of the Board of Directors and any matters requiring approval by the stockholders of the Company. In addition, the Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings resulting from their service to the Company.

   The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law ("Section 203"). Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of 15% or more of the outstanding voting stock of the Company at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder; or (ii) an affiliate or associate of the Company and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date it is adopted. A corporation may, at its option, exclude itself from the coverage of Section 203 by amending its certificate of incorporation or bylaws, through action of its stockholders, to exempt itself from coverage, provided that such bylaw or certificate of incorporation amendment shall not become effective until 12 months after the date it is adopted. The Company has not adopted such an amendment to its Certificate of Incorporation or Bylaws.

   On October 28, 1997, in connection with the stock purchase involving RHS Associates, Inc. ("RHS"), the Company issued 105,327 shares of Common Stock in addition to the cash portion of the consideration in exchange for all of the issued and outstanding common stock of RHS. On November 4, 1997, in connection with the asset purchase involving EMJAY Careers, Inc. and EMJAY Contracts, Inc. (collectively "EMJAY"), the Company issued 89,281 shares of Common Stock in addition to the cash portion of the consideration in exchange for substantially all of the assets of EMJAY. On November 10, 1997, in connection with the asset purchase involving Structured Logic Company, Inc. ("Structured Logic"), the Company issued 122,782 shares of Common Stock in addition to the cash portion of the consideration for substantially all of the assets of Structured Logic. On December 12, 1997, in connection with the merger transaction involving Longhorn Employment Services, Inc. ("Longhorn"), the Company issued 60,921 shares of Common Stock representing all of the acquisition consideration in exchange for all of the issued and outstanding common stock of Longhorn. On December 19, 1997, in connection with the asset purchase of ClinForce, L.L.C. ("ClinForce"), the Company issued 71,917 shares of Common Stock in addition to the cash portion of the consideration for substantially all of the assets of ClinForce. All of the foregoing transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to
Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

       StaffMark acquired, simultaneously with the closing of the Initial Public Offering, the Founding Companies. Pursuant to the requirements of the Securities and Exchange Commission's SAB No. 97, which was issued and became effective July 31, 1996, Brewer was designated, for financial reporting purposes, as the acquirer of the Other Founding Companies. Accordingly, the primary financial information presented below relates to Brewer through the date of the Initial Public Offering. The Selected Financial Data should be read in conjunction with the audited financial statements of StaffMark and related notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" which presents the results of operations on a consolidated basis.


                                                                     Years Ended December 31,
                                                       -----------------------------------------------------
                                                           1997       1996       1995       1994      1993
                                                       ---------   ----------  ---------  --------- ---------
       (In thousands, except per share data)
Statement of Income Data:
   Revenues                                               $426,496  $104,476   $ 43,874   $ 27,894   $12,313
   Cost of services                                        329,728    81,607     35,115     22,906    10,063
                                                          --------  --------   --------   --------   -------
   Gross profit                                             96,768    22,869      8,759      4,988     2,250
   Operating expenses:
      Selling, general and administrative                   63,013    14,623      5,804      3,483     1,623
      Depreciation and amortization                          5,317     1,374        591        256       121
                                                          --------- --------   --------   --------   -------
   Operating income                                       $ 28,438  $  6,872   $  2,364   $  1,249   $   506
                                                          ========= ========   ========   ========   =======
   Interest expense                                          1,256     1,376        801         92        54
   Net income                                               16,469     4,023      1,587      1,177       478
   Basic earnings per share                                   1.03
   Diluted earnings per share                                 1.00


Supplemental Pro Forma Information:
   Revenues (1)                                                     $200,020
   Operating income (2)                                               11,893
   Net income (2) (3)                                                  6,368
   Net income per share                                                 0.67
   Weighted average shares outstanding (4)                             9,545


                                                                          As of December 31,
                                                       -----------------------------------------------------
                                                           1997       1996       1995       1994      1993
                                                       ----------- ---------- ---------  ---------  --------

Balance Sheet Data:
   Working capital                                       $  22,596  $ 24,050   $  1,508     $1,157   $   336
   Total assets                                            248,649    71,498     21,752      4,054     2,917
   Long-term debt, including current
      maturities                                            12,000        --     15,986        224     1,232
   Stockholders' equity                                    195,285    58,110      2,786      2,110     1,110


--------------
(1) Adjusted to reflect the acquisition of the Other Founding Companies, as well as Brewer's acquisition of On Call Employment Services, Inc. ("On Call").

(2) Adjusted to reflect the acquisition of the Other Founding Companies and On Call and reductions in salaries to certain owners of the Founding Companies which were agreed to in conjunction with the Mergers (the "Compensation Differential").

(3) Gives effect to certain tax adjustments related to the taxation of certain of the Founding Companies as S Corporations prior to the consummation of the Mergers and the tax impact of the Compensation Differential in each period.

(4) Pro forma weighted average shares outstanding is computed based on: (i) 8,300,000 weighted average shares outstanding from January 1, 1996 through the Initial Public Offering on October 2, 1996 representing 1,355,000 shares issued by StaffMark prior to the Initial Public Offering, approximately 5,618,000 shares issued to the stockholders of the Founding Companies in connection with the Mergers and approximately 1,327,000 shares issued in connection with the Initial Public Offering to pay the cash portion of the consideration for the Founding Companies; and (ii) 13,242,000 weighted average actual shares outstanding from the Initial Public Offering date through December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the "Selected Financial Data," the related notes thereto and StaffMark's audited financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

   StaffMark, Inc., a Delaware corporation, was formed in March 1996 to create a leading provider of diversified staffing, professional and consulting services. On October 2, 1996, StaffMark acquired, simultaneously with the closing of the Initial Public Offering, the following established staffing businesses and their affiliates: Brewer, Prostaff, Maxwell, HRA, First Choice and Blethen. At the time of the Initial Public Offering, the Founding Companies had on average operated for over 13 years in eight states through over 90 branch offices. In 1997, the Company grew through internal growth and the acquisition of 19 additional staffing and professional service companies with over 80 branches.

   The Company's services are provided through three divisions: Commercial, Professional/IT and Specialty Niche. The Commercial division provides clerical and light industrial staffing services. The Professional/IT division provides information technology staffing, consulting and support services, as well as professional and technical services. The Specialty Niche division provides clinical trial support services, medical office staffing, physical and occupational therapists and speech pathologists. The Company provides these services through its network of over 190 branch offices located in 27 states and Canada and recruiting offices in the United Kingdom and South Africa.

   The Company recognizes revenues upon performance of services. The Company generally compensates its temporary associates and consultants only for hours actually worked and, therefore, wages of the temporary associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, certain of the Company's information technology consultants and professionals are full time, salaried employees. Cost of services primarily consists of wages paid to temporary associates and consultants, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment and IT systems expenses.

   The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- SAB NO. 97


   On October 2, 1996, StaffMark acquired, simultaneously with the closing of the Initial Public Offering, the Founding Companies. Based on the provisions of SAB No. 97, Brewer was designated as the acquirer of the Other Founding Companies for financial reporting purposes. Therefore, the financial information presented below reflects the results of its operations for the year ended December 31, 1995. The Company's results of operations for 1996 represent a combination of Brewer's results for the nine months ended September 30, 1996 and the Company's consolidated results of operations for the three months ended December 31, 1996. Because the Mergers and the Initial Public Offering were accounted for based on the provisions of SAB No. 97, the acquisition of assets and assumption of liabilities of the Founding Companies are reflected at their historical cost. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, references to "the Company" relate to Brewer for the periods prior to the acquisition of the Other Founding Companies, which occurred on October 2, 1996, and relate to StaffMark and its consolidated subsidiaries subsequent to that date.


RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996

   Revenues. Revenues increased $322.0 million, or 308.2%, to $426.5 million for 1997 compared to $104.5 million for 1996. This increase was primarily attributable to the full year's operations of the Other Founding Companies and the 1996 Acquisitions, in conjunction with the results from the 1997 Acquisitions which accounted for approximately $293.9 million or 91.3% of the increase. The Company's internal growth accounted for $28.1 million or 8.7% of the total increase, as a result of the Company's emphasis on new customer development and an overall increase in the demand for staffing services.

   Gross Profit. Gross profit increased $73.9 million, or 323.1%, to $96.8 million for 1997 compared to $22.9 million for 1996. This increase was primarily attributable to the full year's operations of the Other Founding Companies and the 1996 Acquisitions, in conjunction with operations from the 1997 Acquisitions and internal growth of the Company. Gross margin increased to 22.7% for 1997 compared to 21.9% for 1996. The increase in gross margin is primarily attributable to the Company's focus on increasing revenues of the Professional/IT division which represented 21.8% of 1997 revenues, as compared to 4.5% of 1996 revenues. Revenues from the Professional/IT division generally provide higher profit margins than the Commercial division due to the specialized expertise of the consultants and professionals. Control of variable costs, such as workers' compensation expenses, also contributed to the increase in gross margin.

   Operating Expenses. Selling, general and administrative expenses ("SG&A") increased $48.4 million, or 330.9%, to $63.0 million for 1997 compared to $14.6 million for 1996. This increase was primarily attributable to the full year's operations of the Other Founding Companies and the 1996 Acquisitions in conjunction with operations from the 1997 Acquisitions, which accounted for approximately $44.1 million of the increase for the year ended December 31, 1997. SG&A as a percentage of revenues increased to 14.8% for 1997 compared to 14.0% for 1996. This increase results primarily from higher SG&A associated with the Professional IT companies, the costs associated with the acquisitions and integration of the Other Founding Companies, the costs to develop infrastructure and the costs of being a public company, the 1996 Acquisitions and the 1997 Acquisitions. Depreciation and amortization expense increased $3.9 million, or 287.0%, to $5.3 million for 1997 compared to $1.4 for 1996. This increase is primarily attributable to amortization of the goodwill associated with acquisitions.

   Operating Income. Operating income increased $21.6 million, or 313.8%, to $28.4 million for 1997 compared to $6.9 million for 1996. The Company's operating margin increased to 6.7% for 1997 compared to 6.6% for 1996 for the reasons described above.


   Interest Expense. Interest expense was $1.3 million for 1997 as compared to $1.4 million for 1996. Interest expense for 1997 was primarily related to borrowings on the Credit Facility (as defined below) to fund the cash portion of several of the 1997 Acquisitions, while interest expense in 1996 related to various borrowings of Brewer that were paid-off at the time of the Initial Public Offering.


   Net Income. Net income increased $12.4 million, or 309.4%, to $16.5 million for 1997 compared to $4.0 million for 1996 as a result of the factors described above. Net income as a percentage of revenues was 3.9% for 1997 and 1996.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995

   Revenues. Revenues increased $60.6 million, or 138.1%, to $104.5 million for 1996 compared to $43.9 million for 1995. This increase was largely attributable to the acquisitions of the Other Founding Companies in the fourth quarter of 1996 and the 1996 Acquisitions which accounted for $37.3 million of the increase. The acquisition of On Call in February 1996 and the acquisition of E.P. Enterprises, d.b.a. Caldwell Services, Inc. ("Caldwell") in July 1995 accounted for $13.0 million and $11.7 million, respectively, of the increase in revenues, which was partially offset by a decrease in Brewer's revenues, exclusive of acquisitions, of approximately $1.3 million.

   Gross Profit. Gross profit increased $14.1 million, or 161.1%, to $22.9 million for 1996 as compared to $8.8 million for 1995. Gross margin increased to 21.9% for 1996 compared to 20.0% for 1995. These increases are primarily attributable to the acquisitions of the Other Founding Companies, the 1996 Acquisitions, the acquisitions of On Call and Caldwell, as well as a reduction in workers' compensation expense.

   Operating Expenses. SG&A increased $8.8 million, or 152.0%, to $14.6 million for 1996 compared to $5.8 million for 1995. This increase was primarily attributable to the acquisitions of the Other Founding Companies and the 1996 Acquisitions, which accounted for $5.5 million of the increase. Also contributing to the increase were the acquisitions of On Call and Caldwell, which accounted for $1.6 million and $1.4 million of the increase, respectively. SG&A as a percentage of revenues increased to 14.0% for 1996 compared to 13.2% for 1995. Depreciation and amortization expense increased $784,000, or 132.9%, to $1.4 million for 1996 compared to $590,000 for 1995.
This increase was primarily attributable to increased amortization of intangibles resulting from the February 1996 acquisition of On Call. Also, 1996 included a full year of amortization of intangibles relating to the July 1995 acquisition of Caldwell. Both of these acquisitions were accounted for using the purchase method of accounting.

   Operating Income. Operating income increased $4.5 million, or 190.1%, to $6.9 million for 1996 as compared to $2.4 million for 1995. Operating margin increased to 6.6% for 1996 as compared to 5.4% for 1995.

   Interest Expense. Interest expense increased $575,000 to $1.4 million for 1996 compared to $801,000 for 1995. This increase was primarily attributable to higher interest costs on debt incurred to finance the acquisitions of Caldwell and On Call.

   Net Income. Net income increased $2.4 million, or 153.6%, to $4.0 million for 1996 compared to $1.6 million for 1995. Net income as a percentage of revenues increased to 3.9% for 1996 compared to 3.6% for 1995.

RESULTS OF OPERATIONS -- ACTUAL 1997 RESULTS COMPARED TO COMBINED RESULTS FOR 1996 AND 1995

   Presented below are the actual results for 1997 and the combined results of operations for 1996 and 1995. The combined results reflect the results of operations as if the acquisitions of the Founding Companies had occurred as of the beginning of each of the periods presented. The combined results from January 1, 1995 through the Initial Public Offering date of October 2, 1996 discussed below occurred when the Founding Companies were not under common control or management and may not be comparable to, or indicative of, future
performance.   The following table sets forth the actual results for 1997 and the combined results of operations for fiscal years 1996 and 1995.

                                                       Year Ended December 31,
                                   ----------------------------------------------------------------
                                      1997         %        1996         %        1995         %
                                   -----------   ------   ----------   ------   ---------    ------
                                                        (Dollars in Thousands)
REVENUES                            $  426,496   100.0%   $  198,444   100.0%   $ 146,687    100.0%
COST OF SERVICES                       329,728    77.3       155,472    78.3      117,103     79.8
                                    ----------   -----    ----------   -----    ---------    -----
    Gross Profit                        96,768    22.7        42,972    21.7       29,584     20.2

OPERATING EXPENSES:
    Selling, general and
       administrative                   63,013    14.8        29,840    15.0       24,069     16.4
    Depreciation and amortization        5,317     1.2         1,911     1.0        1,157      0.8
                                    ----------   -----    ----------   -----    ---------    -----
       Operating income             $   28,438     6.7%   $   11,221     5.7%   $   4,358      3.0%
                                    ==========   =====    ==========   =====    =========    =====



ACTUAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996

   Revenues. Revenues increased $228.1 million, or 114.9%, to $426.5 million for 1997 compared to combined revenues of $198.4 million for 1996. This increase is primarily attributable to the 1997 Acquisitions, the 1996 Acquisitions and internal growth of the Founding Companies. The 1997 and 1996 Acquisitions accounted for $172.7 million, or 75.7%, of the increase for 1997 while the Company's internal growth accounted for $55.4 million, or 24.3%, of the increase for 1997 as a result of the Company's emphasis on new customer development and increased demand from existing customers.


   Gross Profit. Gross profit increased $53.8 million, or 125.2%, to $96.8 million for 1997 as compared to combined gross profit of $43.0 million for 1996. This increase is attributable to higher revenues due to internal growth, the 1997 Acquisitions and the 1996 Acquisitions. Gross margin increased 100 basis points to 22.7% for 1997 as compared to combined gross margin of 21.7% for 1996. The increase in gross margin is primarily attributable to the Company's focus on increasing the Professional/Information Technology division revenues which represented 21.8% of revenues for 1997, as compared to 4.5% for 1996. Revenues from the Professional/IT division generally provide higher profit margins than the Commercial division due to the specialized expertise of the consultants. Emphasis on controlling variable costs, such as workers' compensation expenses, also contributed to the increase in gross margin.



   Operating Expenses. SG&A increased $33.2 million, or 111.2%, to $63.0 million for 1997 compared to combined SG&A of $29.8 million for 1996. This increase is primarily attributable to higher SG&A costs of the Professional/IT companies, costs associated with acquired businesses as well as the new costs associated with developing infrastructure and the costs of being a public company. SG&A as a percentage of revenues decreased to 14.8% for 1997 compared to combined SG&A of 15.0% for 1996. This decrease relates to efficiencies the Company has begun to realize from the Mergers, in conjunction with an overall increase in revenues, somewhat offset by higher SG&A associated with being a public company and costs associated with maintaining the Company's acquisition program. Depreciation and amortization expense increased $3.4 million, or 178.2%, to $5.3 million for 1997 compared to combined depreciation and amortization of $1.9 million for 1996. This increase is primarily related to the amortization of goodwill resulting from the Company's acquisitions subsequent to the Initial Public Offering.



   Operating Income. Operating income increased $17.2 million, or 153.4%, to $28.4 million for 1997 as compared to combined operating income of $11.2 million for 1996 which was primarily attributable to the increase in revenues offset to some extent by the increase in cost of services and operating expenses. Operating margin increased to 6.7% for 1997 as compared to combined operating margin of 5.7% for 1996.

COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995

Combined Revenues. Combined revenues increased $51.8 million, or 35.3%, to $198.4 million for 1996 compared to $146.7 million for 1995. This increase was largely attributable to Brewer's increase in revenue of $23.3 million primarily resulting from the acquisitions of On Call in February 1996 and Caldwell in July 1995. Also contributing to the increase in combined revenues was an increase in Prostaff's, Maxwell's, HRA's, First Choice's and Blethen's revenues of $4.6 million, $5.4 million, $9.0 million, $3.9 million and $3.4 million, respectively.

   Combined Gross Profit. Combined gross profit increased $13.4 million, or 45.3%, to $43.0 million for 1996 as compared to $29.6 million for 1995. Combined gross margin increased to 21.7% at December 31, 1996 from 20.2% at December 31, 1995. These increases are primarily attributable to increased revenues and an expansion of the Professional/IT and Specialty Niche divisions, which generally provide higher gross margins, as well as a reduction in workers' compensation expense.

   Combined Operating Expenses. Combined SG&A increased $5.8 million, or 24.0%, to $29.8 million for 1996 compared to $24.1 million for 1995. This increase was primarily attributable to an increase in Brewer's SG&A of $3.3 million resulting from the acquisitions of On Call and Caldwell. Also contributing to the increase in combined SG&A was an increase in Maxwell's, HRA's, and First Choice's SG&A of $750,000, $895,000 and $216,000, respectively. Combined SG&A as a percentage of revenues decreased to 15.0% for 1996 compared to 16.4% for 1995 as a result of spreading fixed costs over increased revenues and gaining operating efficiencies as the result of the Mergers. Combined depreciation and amortization expense increased $800,000, or 65.2%, to $1.9 million for 1996 compared to $1.2 million for 1995. This increase was primarily attributable to increased amortization of intangibles resulting from the acquisition of On Call in February 1996. Also, 1996 included a full year of amortization of intangibles relating to the acquisition of Caldwell in July 1995.


   Combined Operating Income. Combined operating income increased $6.9 million, or 157.5%, to $11.2 million for 1996 as compared to $4.4 million for 1995. Combined operating margin increased to 5.7% for 1996 as compared to 3.0% for 1995.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary source of funds are from operations, proceeds of Common Stock offerings and borrowings under its Credit Facility. The Company's principal uses of cash are to fund acquisitions, working capital and capital expenditures. The Company generally pays its temporary employees weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice. As new offices are established or acquired, or as existing offices are expanded, the Company has increasing requirements for cash resources to fund growing operations.


   In May 1997, the Company expanded its credit facility with Mercantile from $50.0 million to $100.0 million, which included a $30.0 million revolving line of credit and a $70.0 million acquisition facility. In March 1998, the Company and Mercantile amended and restated the credit facility to increase the Company's borrowing availability from $100.0 million to $150.0 million (the "Credit Facility"). The Credit Facility matures on April 1, 2003 and interest on any borrowings is computed at the Company's option of either LIBOR or Mercantile's prime rate and incrementally adjusted based on the Company's
operating leverage ratios.   As a result of the recent amendment to the Credit
Facility, there is no distinction between a revolving credit line for operations and an acquisition facility, such that borrowings, whether for operations or for acquisitions, may be made up to $150.0 million. For the three month period ended March 31, 1997, the Company paid a quarterly commitment fee equal to 0.25% of the total Credit Facility ($50.0 million at that time). Subsequent to March 31, 1997, the quarterly commitment fee was determined by multiplying the unused portion of the Credit Facility by a percentage which varies from 0.25% to 0.375% based on the Company's operating leverage ratio. The Credit Facility is secured by all of the assets of the Company and a pledge of 100% of the stock of all of the Company's subsidiaries. During 1997, the Company borrowed approximately $62.8 million on the acquisition facility which was used to pay the cash consideration for several of the 1997 Acquisitions. The Company's net borrowings on the revolving line of credit totaled $3.0 million during 1997. These funds were used for general corporate purposes and to fund acquisitions. As of March 2, 1998, $49.7 million was outstanding on the Credit Facility.


       In August 1997, the Company completed a secondary offering of 3,665,000 shares of its Common Stock (including the underwriter's overallotment) (the "Secondary Offering"). The net proceeds from the shares sold by the Company were approximately $94.7 million, after deducting the underwriting discount and offering expenses paid by the Company. The Company used approximately $51.3 million of these net proceeds to repay indebtedness and accrued interest outstanding under the Credit Facility, which had been incurred primarily in connection with several of the Company's 1997 Acquisitions. The remaining net proceeds of approximately $43.4 million were used to fund the cash consideration portion of several of the 1997 Acquisitions completed subsequent to the Secondary Offering. Until the payment of the cash was made, the Company had invested the remaining net proceeds from the Secondary Offering in investment grade, interest-bearing securities.

       The Company is obligated under various acquisition agreements to pay additional consideration, which will be paid in a combination of cash and Common Stock, to certain former stockholders of acquired companies. See Note 3 to the Company's audited financial statements. Management believes that neither the total amount of these contingent payments nor the specific combination of cash and Common Stock consideration can be currently determined. Management believes that its cash flows from operations, the Credit Facility and its ability to issue equity or debt securities will provide sufficient liquidity and capital resources to satisfy these obligations.

   Net cash provided by operating activities was $8.5 million, $2.4 million and $1.6 million in 1997, 1996 and 1995, respectively. The net cash provided by and used in operating activities for the periods presented was primarily attributable to net income adjusted for non-cash expenses such as depreciation and amortization and changes in operating assets and liabilities.

   Net cash used in investing activities was $121.6 million, $28.0 million and $12.0 million in 1997, 1996 and 1995, respectively. Cash used in investing activities in 1997 was primarily related to the 1997 Acquisitions for cash totaling $117.0 million. Cash used in investing activities in 1996 was primarily related to the acquisitions of the Other Founding Companies. Cash used in investing activities in 1995 was primarily related to the acquisition of Caldwell for approximately $11.5 million.

   Net cash provided by financing activities was $99.6 million, $39.2 million and $10.6 million in 1997, 1996 and 1995, respectively. Cash provided by financing activities in 1997 was primarily attributable to the proceeds from the Secondary Offering and borrowings to finance several of the 1997 Acquisitions partially offset by the repayment of borrowings with proceeds from the Secondary Offering. Cash provided by financing activities in 1996 was primarily attributable to the issuance of Common Stock in conjunction with the Initial Public Offering and proceeds from debt issued in conjunction with the acquisition of On Call partially offset by the repayment of all Founding Company debt obligations with proceeds from the Initial Public Offering and dividends to stockholders. Cash provided by financing activities in 1995 was primarily attributable to the proceeds from debt issued in conjunction with the acquisition of Caldwell partially offset by debt payments and dividends paid to stockholders.

   As a result of the foregoing, combined cash and cash equivalents decreased $13.6 million in 1997 and increased $13.5 million and $211,000 in 1996 and 1995, respectively.

   Management believes that its cash flows from operations, borrowings available under the Credit Facility, offerings of debt or equity securities and the use of Common Stock as partial consideration for acquisitions will provide sufficient liquidity or acquisition currency to execute the Company's acquisition and internal growth plans through the expiration of the Credit Facility. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. Management plans to periodically reassess the adequacy of the Company's liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, acquisition plans and offerings of debt or equity securities, in order to ensure the Credit Facility is adequate to meet the Company's needs on a short-term and long-term basis.

RECENT ACQUISITIONS

   Between January 1, 1998 and March 2, 1998, the Company acquired two businesses (the "1998 Acquisitions"). The 1998 Acquisitions consist of the following:

   Strategic Legal Resources, LLC ("Strategic Legal") is located in New York City and provides lawyers and paralegals to law firms, corporations and financial institutions. Strategic Legal had annual revenues in 1997 of approximately $11.8 million and operates in the Professional/IT division; and


   Independent Software Solutions, Inc. ("ISS") is located in Jacksonville, Florida and provides information technology services. ISS had annual revenues of approximately $7.0 million in 1997 million and operates in the Professional/IT division.


YEAR 2000 COMPLIANCE

   The Company is implementing one primary front office software package (Caldwell-Spartin) in a majority of its Commercial offices and is in the process of selecting one primary front office software system for its Professional/IT and Specialty Niche divisions. The Company has selected and implemented the PeopleSoft system for its back office, administrative and accounting systems. All of these software systems (including all of the systems from which a selection will be made for the Professional/IT and Specialty Niche divisions) have the ability to process transactions with dates for the Year 2000 and beyond at no incremental cost and, accordingly, Year 2000 costs are not expected to have any material impact on the Company's future financial condition or results of operations.


SEASONALITY

   The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's results of operations to fluctuate slightly. The Company generally expects to realize higher revenues, operating income and net income during the second and third quarters and relatively lower revenues, operating income and net income during the first and fourth quarters.

INFLATION

   The effects of inflation on the Company's operation were not significant during the periods presented in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Both SFAS 130 and SFAS 131 are effective for calendar year 1998 financial statements. SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. Management does not expect the adoption of SFAS 130 to have a significant effect on the Company's financial statement presentation. SFAS 131 requires that companies disclose segment data consistent with the way management makes decisions about allocating resources to segments and measuring their performance. Among the information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires a reconciliation of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the Company's consolidated financial statements. Adoption of SFAS 131 is expected to result in additional disclosures, but will not have an effect on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

   This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "opportunity," "goal," "objective," "quality," "growth," "leader," "expect," "intend," "plan," "expand," 'focus," "proven," "track record," "benchmark," "vision," "through," "expiration," "provide," meet," "strengthen," "best," "allowed," "represent," "commitment," "lead," "create," "result," "seek," "increase," "add," "find," "establish," "pursue," "feel," "work," "perform," "make," "continue," "strike," "can," "will," "going," "target" "include" or the negative thereof or variations thereon and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties and are based on management's current plans or assessments which are believed to be reasonable as of the date of this Annual Report on Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (i) heightened competition, specifically the intensification of price competition, the entry of new competitors, and new services by new and existing competitors; (ii) failure to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems; (iii) failure to obtain new customers or retain existing customers; (iv) inability to carry out marketing and sales plans; (v) inability to obtain capital for future internal and external growth; (vi) loss of key executives; (vii) general economic and business conditions (whether foreign, national, state or local) which are less favorable than expected; and (viii) unanticipated changes in industry trends. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors described above and those further set forth in the Company's registration statement under the heading "Risk Factors" filed in amendment number one to Form S-1 with the Securities and Exchange Commission on August 6, 1997.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  (a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:

                                                                                     Page
                                                                                     ----
             Report of Independent Public Accountants                                 20

             Covered by the Report of Independent Public Accountants:
             Consolidated Balance Sheet at December 31, 1997 and 1996                 21
             Consolidated Statements of Income for the years ended
                December 31, 1997, 1996, and 1995                                     22
             Consolidated Statements of Stockholders' Equity at
                December 31, 1997, 1996, and 1995                                     23
             Consolidated Statements of Cash Flows for the years ended
                December 31, 1997, 1996, and 1995                                     24
             Notes to Consolidated Financial Statements                               25


  (b)  Not Covered by Report of Independent Public Accountants:


             Supplementary Quarterly Financial Information                            38


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of StaffMark, Inc.:

       We have audited the accompanying consolidated balance sheets of StaffMark, Inc. and subsidiaries (the "Company", a Delaware Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StaffMark, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
   January 27, 1998.

                                STAFFMARK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                         -----------------------------------
                                                                                  1997              1996
                                                                         -----------------------------------
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $       304,995    $  13,856,422
   Accounts receivable, net of allowance
      for doubtful accounts                                                      56,707,089       21,064,875
   Deferred income taxes                                                            851,284               --
   Prepaid expenses and other                                                     4,706,313        1,577,508
                                                                            ---------------    -------------
                Total current assets                                             62,569,681       36,498,805
PROPERTY AND EQUIPMENT, net                                                       9,536,164        4,003,638
INTANGIBLE ASSETS, net                                                          172,807,775       30,512,571
OTHER ASSETS                                                                      3,735,628          483,217
                                                                            ---------------    -------------
                                                                               $248,649,248    $  71,498,231
                                                                            ===============    =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                 $    19,606,840    $   2,083,487
   Payroll and related liabilities                                               11,580,706        3,515,743
   Reserve for workers' compensation claims                                       6,108,748        3,771,398
   Income taxes payable                                                           2,677,191        2,415,203
   Deferred income taxes                                                                --           662,505
                                                                            ---------------    -------------
                Total current liabilities                                        39,973,485       12,448,336
LONG-TERM DEBT                                                                   12,000,000               --
OTHER LONG-TERM LIABILITIES                                                          76,030          518,669
DEFERRED INCOME TAXES                                                             1,314,629          421,147
COMMITMENTS AND CONTINGENCIES
   (Notes 13 through 15)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized shares of 1,000,000;
      no shares issued or outstanding                                                    --               --
   Common stock, $.01 par value; authorized shares of 26,000,000;
      shares issued and outstanding of 19,138,636
      and 13,417,012 as of December 31, 1997 and 1996, respectively.                191,386          134,170
   Paid-in capital                                                              176,195,026       55,379,391
   Retained earnings                                                             18,898,692        2,596,518
                                                                            ---------------    -------------
                Total stockholders' equity                                      195,285,104       58,110,079
                                                                            ---------------    -------------
                                                                            $   248,649,248    $  71,498,231
                                                                            ===============    =============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                STAFFMARK, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                         FISCAL YEARS
                                                                           -------------------------------------------
                                                                               1997            1996           1995
                                                                           ------------     ------------   -----------
SERVICE REVENUES                                                           $426,495,794     $104,476,109   $43,874,246
COST OF SERVICES                                                            329,727,338       81,606,986    35,115,355
                                                                           ------------     ------------   -----------
                Gross profit                                                 96,768,456       22,869,123     8,758,891
OPERATING EXPENSES:
   Selling, general and administrative                                       63,012,854       14,623,615     5,804,348
   Depreciation and amortization                                              5,317,184        1,373,954       590,066
                                                                           ------------     ------------   -----------
                Operating income                                             28,438,418        6,871,554     2,364,477
OTHER INCOME (EXPENSE):
   Interest expense                                                          (1,256,096)      (1,375,879)     (800,704)
   Other, net                                                                   731,561          300,954        22,765
                                                                           ------------     ------------   -----------
                Income before provision for income taxes                     27,913,883        5,796,629     1,586,538
PROVISION FOR INCOME TAXES                                                   11,444,693        1,773,833            --
                                                                           ------------     ------------   -----------
                Net income                                                 $ 16,469,190     $  4,022,796   $ 1,586,538
                                                                           ============     ============   ===========

BASIC EARNINGS PER SHARE                                                   $       1.03
                                                                           ============
DILUTED EARNINGS PER SHARE                                                 $       1.00
                                                                           ============

Unaudited Supplemental Information (Note 16):
   Pro forma net income                                                                     $  6,368,000
                                                                                            ============
   Pro forma basic and diluted earnings per share                                           $       0.67
                                                                                            ============

Historical Earnings Per Share Information (Note12):
   Basic earnings per share                                                                 $       0.82   $      0.84
                                                                                            ============   ===========
   Diluted earnings per share                                                               $       0.82   $      0.83
                                                                                            ============   ===========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                STAFFMARK, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           COMMON STOCK
                                                  ---------------------------      PAID-IN            RETAINED
                                                      SHARES          AMOUNT       CAPITAL            EARNINGS         TOTAL
                                                  ------------      ---------   ------------         -----------   -------------
BALANCE, January 1, 1995                                 117.5       $ 40,424   $         --         $ 2,069,779   $   2,110,203
   Change in the par value of stock
      from no par to $.01 per share                         --        (40,423)        40,423                  --              --
   Net income                                               --             --             --           1,586,538       1,586,538
   Contribution                                             --             --         57,636                 --           57,636
   Dividends                                                --             --             --            (968,591)       (968,591)
                                                  ------------       --------   ------------         -----------   -------------
BALANCE, December 31, 1995                               117.5              1         98,059           2,687,726       2,785,786
   Dividends declared:
      Cash                                                  --             --             --          (1,015,092)     (1,015,092)
      Property                                              --             --             --             (73,700)        (73,700)
   Shares issued in conjunction with
      Brewer business combination                         10.0             --        319,149                  --         319,149
   Exercise of stock options                               7.5             --        160,000                  --         160,000
   Issuance of common stock
      upon formation of StaffMark, Inc.                1,000.0             10             --                  --              10
   Split of StaffMark, Inc. common stock           1,354,000.0         13,540        (13,540)                 --              --
   Issuance of common stock,
      net of offering costs                        6,325,000.0         63,250     66,518,234                  --      66,581,484
   Conversion of Brewer common stock
      into common stock of StaffMark, Inc.         1,934,865.0         19,349     (2,969,349)                 --      (2,950,000)
   Acquisition of Other Founding Companies         3,683,249.0         36,832    (10,940,326)                 --     (10,903,494)
   Reclassification of retained earnings in
      conjunction with the conversion from
      S Corporation to C Corporation status
      for tax reporting purposes                            --             --      3,025,212          (3,025,212)             --
   Establishment of deferred income tax
      liabilities in conjunction with the
      conversion from S Corporation to
      C Corporation status for tax
      reporting purposes                                    --             --     (1,839,706)                 --      (1,839,706)
   Shares issued in conjunction with
      StaffMark business combination                 118,763.0          1,188      1,021,658                  --       1,022,846
   Net income                                               --             --             --           4,022,796       4,022,796
                                                  ------------       --------   ------------         -----------   -------------
BALANCE, December 31, 1996                        13,417,012.0        134,170     55,379,391           2,596,518      58,110,079
   Issuance of common stock, net of
      offering costs                               3,665,000.0         36,650     94,700,254                  --      94,736,904
   Business combinations                           2,047,742.0         20,477     25,948,763            (167,016)     25,802,224
   Other issuances of common stock                     8,882.0             89        166,618                  --         166,707
   Net income                                               --             --             --          16,469,190      16,469,190
                                                  ------------       --------   ------------         -----------   -------------
BALANCE, December 31, 1997                        19,138,636.0       $191,386   $176,195,026         $18,898,692   $ 195,285,104
                                                  ============       ========   ============         ===========   =============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                STAFFMARK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FISCAL YEARS
                                                                         ----------------------------------------------
                                                                           1997              1996            1995
                                                                         --------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   16,469,190   $   4,022,796   $   1,586,538
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                       5,317,184       1,373,954         590,066
          Provision for bad debts                                               569,340         206,123         169,879
          Deferred income taxes                                              (1,508,980)       (641,370)             --
          Other, net                                                           (273,963)        465,542              --
          Change in operating accounts,
             net of effects of acquisitions:
                Accounts receivable                                         (11,933,375)     (1,547,830)       (334,940)
                Prepaid expenses and other                                   (1,782,265)       (207,421)        (44,025)
                Other assets                                                 (1,375,782)       (421,792)         (6,101)
                Accounts payable and accrued liabilities                        483,606        (744,972)       (449,722)
                Payroll and related liabilities                               2,418,605      (2,228,932)       (270,377)
                Reserve for workers' compensation claims                        225,624          94,496         359,810
                Income taxes payable                                           (145,060)      1,981,426              --
                                                                         --------------   -------------   -------------
                    Net cash provided by operating activities                 8,464,124       2,352,020       1,601,128
                                                                         --------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Founding Companies, net of cash acquired                           --     (14,989,436)             --
   Purchases of businesses, net of cash acquired                           (116,963,704)    (12,322,832)    (11,500,000)
   Capital expenditures                                                      (4,652,179)       (689,981)       (393,822)
   Acquisition of training licenses and rights                                       --              --         (65,262)
   Advances of notes receivable                                                      --              --         (40,000)
                                                                         --------------   -------------   -------------
                Net cash used in investing activities                      (121,615,883)    (28,002,249)    (11,999,084)
                                                                         --------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net of offering costs                           94,736,904      66,581,484              --
   Proceeds from borrowings                                                  63,349,818       5,875,106      13,366,512
   Payments on borrowings                                                   (58,202,711)    (32,015,298)     (1,919,865)
   Distributions to stockholders                                                     --      (1,015,092)       (623,484)
   Contribution from stockholder                                                     --              --          57,636
   Proceeds from exercise of stock options                                           --         160,000              --
   Deferred financing costs                                                    (283,679)       (398,708)       (271,750)
                                                                         --------------   -------------   -------------
                Net cash provided by financing activities                    99,600,332      39,187,492      10,609,049
                                                                         --------------   -------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (13,551,427)     13,537,263         211,093
CASH AND CASH EQUIVALENTS, beginning of period                               13,856,422         319,159         108,066
                                                                         --------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of period                                 $      304,995    $ 13,856,422   $     319,159
                                                                         ==============    ============   =============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
      Interest paid                                                      $    1,216,871    $   1,629,958   $    427,456
                                                                         ==============    =============   ============
      Income taxes paid                                                  $   13,086,664    $     344,000   $         --
      Non-cash transactions:                                             ==============    =============   ============
          Notes payable issued to purchase businesses                    $           --    $               $  3,100,000
                                                                         ==============    =============   ============
          Distribution of notes receivable to stockholders               $           --    $               $    345,107
                                                                         ==============    =============   ============
          Distribution of property to stockholders                       $           --    $      73,700   $         --
                                                                         ==============    =============   ============



         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BUSINESS AND ORGANIZATION:

       In March 1996, StaffMark, Inc. (the "Company" or "StaffMark") was founded to create a leading provider of diversified staffing, professional and consulting services. Effective October 2, 1996, the Company acquired six local and regional temporary staffing companies (the "Founding Companies") and completed an initial public offering of its common stock (the "Offering"). Based on the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 97, Brewer Personnel Services, Inc. ("Brewer") was designated as the acquirer, for financial reporting purposes, of Prostaff Personnel, Inc. and its related entities, Maxwell Staffing, Inc. and its related entities, HRA, Inc., First Choice Staffing, Inc., and Blethen Temporaries, Inc. and its related entities (collectively referred to as the "Other Founding Companies"). As Brewer was designated as the acquirer for financial reporting purposes, the accompanying financial statements reflect the results of its operations for the year ended December 31, 1995. The results of operations for 1996 represent a combination of Brewer's results for the nine months ended September 30, 1996 and the Company's consolidated results of operations for the three months ended December 31, 1996. Based on the applicable provisions of SAB No. 97, the acquisition of assets and assumption of liabilities of the Other Founding Companies are reflected at their historical cost. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. References to "the Company" relate to Brewer for the periods prior to the acquisitions discussed above and relate to StaffMark, Inc. and its consolidated subsidiaries subsequent to that date.


     As of December 31, 1997, StaffMark operated offices in 27 states, Canada, South Africa and the United Kingdom and provides staffing in the commercial, professional and specialty niche service lines. StaffMark extends trade credit to customers representing a variety of industries. There are no individual customers that account for more than 10% of service revenues of StaffMark in any of the periods presented.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Periods--

       Prior to the Offering, the fiscal years of Brewer ended on the Sunday closest to December 31. The fiscal year 1995 included 52 weeks. Upon completion of the Offering, StaffMark established a calendar year reporting period.

Classification of Prior Year Balances--

       Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.

Use of Estimates--

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in preparing the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. However, actual results may differ from the estimates and assumptions used in preparing these consolidated financial statements.

Cash and Cash Equivalents--

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

                                STAFFMARK, INC.

Intangible Assets--

       Intangible assets primarily consist of goodwill, which is generally amortized over 30 years using the straight-line method. Deferred financing costs are amortized over the life of the respective debt obligation using a method which approximates the interest method. Intangibles associated with non-compete agreements are amortized using the straight-line method over the life of the respective agreements.

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

Impairment of Long-Lived Assets--

       StaffMark regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. As of December 31, 1997 and 1996, management considered StaffMark's intangible and other long-lived assets to be fully recoverable.

                                STAFFMARK, INC.

Stock Options--

       During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages all companies to recognize compensation expense based on the fair value, at grant
date, of instruments issued pursuant to stock-based compensation plans.   SFAS
No. 123 requires the fair value of the instruments granted, which is measured pursuant to the provisions of the statement, to be recognized as compensation expense over the vesting period of the instrument. However, the statement also allows companies to continue to measure compensation costs for these instruments using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Companies electing to account for stock-based compensation plans pursuant to the provisions of APB 25 must make pro forma disclosures of net income as if the fair value method defined in SFAS No. 123 had been applied. StaffMark has elected to account for stock options under the provisions of APB 25 and has included the disclosures required by SFAS No. 123 in Note 11.

Recent Accounting Pronouncements--

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both SFAS Nos. 130 and 131 are effective for calendar year 1998 financial statements. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. Management does not expect the adoption of SFAS No. 130 to have a significant effect on the Company's financial statement presentation. SFAS No. 131 requires that companies disclose segment data consistent with the way management makes decisions about allocating resources to segments and measuring their performance. Among information to be disclosed, SFAS No. 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 also requires a reconciliation of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the company's consolidated financial statements. Adoption of SFAS No. 131 is expected to result in additional disclosures, but will not have an effect on the Company's financial position or results of operations.

3.     BUSINESS COMBINATIONS:

StaffMark Acquisitions--

       Between the date of the Offering and December 31, 1996, StaffMark completed three acquisitions accounted for as purchases, which were not individually material to the accompanying consolidated financial statements. The aggregate consideration paid for these acquisitions included $9.6 million in cash and 118,763 shares of StaffMark's common stock. During 1997, the Company consummated the following significant purchase business combinations:


                                                                              CONSIDERATION PAID
                                                            DATE OF          -------------------
       NAME OF COMPANY                                    ACQUISITION        CASH        SHARES
       ---------------                                  ---------------      -----      --------
                                                                         (in millions)
Flexible Personnel and related entities ("Flexible")    March 1997          $  7.5       183,824
Global Dynamics, Inc. ("Global")                        April 1997            14.0       690,855
Lindenberg & Associates, Inc. ("Lindenberg")            April 1997            15.3            --
Expert Business Systems, Incorporated ("EBS")           August 1997            5.4       123,500
H. Allen & Company, Inc. ("H. Allen")                   August 1997            9.8        71,982
RHS Associates, Inc. ("RHS")                            October 1997          10.9       105,327
EMJAY Careers, L.P. and EMJAY
 Contracts, L.P. ("EMJAY")                              November 1997         12.3        89,281
Structured Logic Systems, Inc. ("Structured")           November 1997         11.4       122,782

In addition to the acquisitions listed above, the Company also paid consideration totaling $36.1 million in cash and 313,108 shares of the Company's common stock in conjunction with other purchase business combinations completed during 1997 which were not individually material to the accompanying consolidated financial statements.

                                STAFFMARK, INC.

       The operating results of all 1997 and 1996 acquisitions accounted for under the purchase method have been included since the effective date of acquisition. The costs of these acquisitions generally have been allocated on the basis of estimated fair market value of the assets acquired. The tangible assets acquired have been recorded at historical, depreciated cost, which approximated fair value as of the acquisition date, with the remaining acquisition costs being recorded as goodwill.

       The Company also completed two pooling-of-interests business combinations during 1997, issuing 347,083 shares of common stock in conjunction with these mergers. However, as the results of the merged entities were not significant to the consolidated results of operations, the financial statements for prior periods have not been restated.

       In addition to the purchase prices disclosed above, certain of these acquisition agreements include provisions for the payment of additional consideration which is contingent upon the achievement of certain performance measures of the businesses acquired, typically during the twelve months immediately following the respective acquisitions. For certain of the acquisitions discussed above, the contingent consideration could be significant relative to the consideration paid; however, the amounts are not currently determinable. The obligations for this contingent consideration, which will be payable in a combination of cash and common stock, will be recorded in the Company's consolidated financial statements when they become fixed and determinable.

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

Brewer Acquisitions--


       In July 1995, Brewer acquired the stock of E.P. Enterprises Corporation, d/b/a Caldwell Services, Inc. which was accounted for as a purchase business combination. Total consideration paid for Caldwell was approximately $17.3 million.


       In February 1996, Brewer acquired the stock of On Call Employment Services, Inc. ("On Call") which was accounted for as a purchase business combination. Total consideration paid for On Call was approximately $3.8 million.

Pro Forma Operating Results--

       The unaudited consolidated results of operations on a pro forma basis as though On Call, the Other Founding Companies, Flexible, Global, Lindenberg, EBS, H. Allen, RHS, EMJAY and Structured had been acquired as of the beginning of 1996 are shown below. Note that the pro forma information presented below does not reflect income tax expense as if the Company had been a C Corporation for income tax reporting purposes for the entire periods presented or the reductions in salaries of certain owners of the Founding Companies which have been agreed to in conjunction with the acquisitions discussed in Note 1.

                                                                              FISCAL YEARS
                                                                    ----------------------------------
                                                                           1997            1996
                                                                    ----------------------------------
       Revenues                                                           $501,011,970    $345,342,663
                                                                          ============    ============
       Net income                                                         $ 19,023,625    $  7,923,116
                                                                          ============    ============
       Basic earnings per share                                           $       1.15    $       0.81
                                                                          ============    ============
       Diluted earnings per share                                         $       1.11    $       0.81
                                                                          ============    ============

                                STAFFMARK, INC.

4.     ACCOUNTS RECEIVABLE:

       Included in accounts receivable in the accompanying consolidated balance sheets are unbilled amounts of approximately $1,290,872 and $1,195,370 at December 31, 1997 and 1996, respectively. StaffMark maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying consolidated financial statements.

       The following are the changes in the allowance for doubtful accounts:

                                                                           FISCAL YEARS
                                                           -------------------------------------------
                                                               1997            1996            1995
                                                           -----------       ---------     -----------
       Balance at beginning of year                        $   441,397       $ 214,187       $  34,308
       Increases relating to acquisitions                      712,344         252,216          10,000
       Provision for bad debts                                 569,340         206,123         169,879
       Charge offs, net of recoveries                         (496,018)       (231,129)             --
                                                           -----------       ---------       ---------
       Balance at end of year                              $ 1,227,063       $ 441,397       $ 214,187
                                                           ===========       =========       =========

5.     PROPERTY AND EQUIPMENT:

       Components of property and equipment are as follows as of December 31:

                                                                              1997             1996
                                                                          ------------      ----------
       Furniture, fixtures and equipment                                  $  5,852,733      $2,923,451
       Computer equipment and software                                       7,801,385       4,033,251
       Leasehold improvements                                                1,071,413         501,525
                                                                          ------------      ----------
                                                                            14,725,531       7,458,227
       Less accumulated depreciation and amortization                        5,189,367       3,454,589
                                                                          ------------      ----------
                                                                          $  9,536,164      $4,003,638
                                                                          ============      ==========

       Depreciation and amortization expense related to property and equipment for the years ended December 31, 1997, 1996 and 1995, totaled approximately $1,948,927, $494,666 and $198,859, respectively.

6.     INTANGIBLE ASSETS:

       Intangible assets consisted of the following as of December 31:

                                                                             1997             1996
                                                                          ------------     -----------
       Goodwill                                                           $175,572,767     $30,506,256
       Deferred financing costs                                                626,136         342,457
       Non-compete agreements                                                1,097,918         889,647
       Other                                                                   265,262         160,262
                                                                          ------------     -----------
                                                                           177,562,083      31,898,622
       Less accumulated amortization                                         4,754,308       1,386,051
                                                                          ------------     -----------
                                                                          $172,807,775     $30,512,571
                                                                          ============     ===========

       Amortization expense related to intangible assets for the years ended December 31, 1997, 1996 and 1995, totaled approximately $3,368,257, $879,288 and $391,207, respectively.

                                STAFFMARK, INC.

7.     DEBT:

       In October 1996, the Company established a $50 million credit facility (the "Credit Facility") with Mercantile Bank, N.A. ("Mercantile") to be used for working capital and other general corporate purposes, including acquisitions. In May 1997, the Company expanded the Credit Facility from $50 million to $100 million, which includes a $30 million revolving credit facility and a $70 million acquisition facility. The Credit Facility matures on April 1, 2002 and interest on any borrowings is computed using the Company's option of either LIBOR or Mercantile's prime rate which is incrementally adjusted based on the Company's operating leverage ratios. For the period ended March 31, 1997, the Company paid a quarterly commitment fee equal to 0.25% of the revolving credit commitment. Subsequent to March 31, 1997, the quarterly commitment fee is equal to 0.25% of the unused portion of the total revolving credit commitment. The Credit Facility is secured by all assets of the Company and a pledge of 100% of the stock of all of the Company's subsidiaries. As of December 31, 1996, no funds had been borrowed on this Credit Facility. As of December 31, 1997, debt outstanding on the Credit Facility consisted of the following:

       Borrowings on acquisition facility.  Interest payable quarterly at a variable rate which averaged 6.99% during the year
          ended December 31, 1997.  Principal is due in quarterly
          installments of $5,833,333 beginning July 1, 1999 through
          maturity on April 1, 2002.                                              $  9,000,000

       Borrowings on revolving credit facility.  Interest payable monthly at a variable rate which averaged 8.50% during
          the year ended December 31, 1997.  Matures on April 1, 2002.               3,000,000
                                                                                  ------------
                                                                                  $ 12,000,000
                                                                                  ============

       Maturities of long-term debt are as follows:

                 FISCAL YEARS                                                        AMOUNT
                 ------------                                                     ------------
                   1998                                                           $         --
                   1999                                                              9,000,000
                   2000                                                                     --
                   2001                                                                     --
                   2002                                                              3,000,000
                                                                                  ------------
                                                                                  $ 12,000,000
                                                                                  ============

8.     INCOME TAXES:

       The income tax provision consisted of the following for the years ended December 31:

                                                                      1997           1996
                                                                     -----------   ----------
       Current:
           Federal                                                   $11,006,324   $2,022,827
           State                                                       1,947,349      392,376
                                                                     -----------   ----------
                                                                      12,953,673    2,415,203
                                                                     -----------   ----------
       Deferred:
           Federal                                                    (1,288,154)    (532,521)
           State                                                        (220,826)    (108,849)
                                                                     -----------   ----------
                                                                      (1,508,980)    (641,370)
                                                                     -----------   ----------
                                                                     $11,444,693   $1,773,833
                                                                     ===========   ==========


                                STAFFMARK, INC.

       The components of deferred income tax assets and liabilities as of December 31, 1997 and 1996 were as follows:

                                                                         1997        1996
                                                                      ----------  ----------
       Deferred income tax assets:
          Workers' compensation reserves                              $1,801,820  $   797,321
          Allowance for doubtful accounts                                503,096      201,826
          Accrued vacation                                               494,673      169,056
          Non-compete and deferred compensation agreements               179,278      156,912
          Other expense accruals                                         116,369       53,410
                                                                      ----------  -----------
            Total deferred income tax assets                           3,095,236    1,378,525
      Deferred income tax liabilities:
          Change in income tax accounting method from cash
              to accrual basis in conjunction with termination of
              S Corporation status                                     2,091,073    1,884,118
          Depreciation and amortization                                1,050,909      280,609
          Other                                                          416,599      297,450
                                                                      ----------  -----------
              Total deferred income tax liabilities                    3,558,581    2,462,177
                                                                      ----------  -----------
                                                                      $  463,345  $ 1,083,652
                                                                      ==========  ===========

       Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 1997 and 1996:

                                                     1997                                1996
                                           -------------------------          --------------------------
                                             CURRENT       LONG-TERM            CURRENT        LONG-TERM
                                           -----------     ---------          -------------    ---------
       Assets                              $2,915,958    $   179,278            $ 1,221,613    $ 156,912

       Liabilities                         (2,064,674)    (1,493,907)            (1,884,118)    (578,059)
                                           ----------    -----------            -----------    ---------
                                           $  851,284    $(1,314,629)           $  (662,505)   $(421,147)
                                           ==========    ===========            ===========    =========

       A valuation allowance for the deferred tax assets has not been recorded in the accompanying consolidated balance sheets because management believes that all deferred tax assets are more likely than not to be recovered. In assessing the realizability of deferred income tax assets, management has considered scheduled reversals of the deferred income tax liabilities and projected future taxable income.

       The differences in income taxes determined by applying the statutory federal tax rate of 35% and 34% for 1997 and 1996, respectively, to income before income taxes and the amounts recorded in the accompanying consolidated statements of income for the years ended December 31, 1997 and 1996 result from the following:

                                                        1997                       1996
                                                      ------------------------------------------------
                                                          AMOUNT      RATE          AMOUNT       RATE
                                                        ----------   ------       ---------     ------
       Tax at statutory rate                          $  9,769,859     35.0%     $1,970,854       34.0%
       Add (deduct):
          Effect of S Corporation income                        --       --        (484,934)      (8.4)
          State income taxes, net of
              federal tax benefit                        1,106,415      4.0         185,542        3.2
          Non-deductible amortization                      478,471      1.7          52,204         .9
          Other, net                                        89,948       .3          50,167         .9
                                                      ------------     ----      ----------     ------
                                                      $ 11,444,693     41.0%     $1,773,833       30.6%
                                                      ============     ====      ==========     ======

                                STAFFMARK, INC.

9.     WORKERS' COMPENSATION:

       StaffMark is self-insured for certain workers' compensation claims and is regulated by various state-administered workers' compensation insurance commissions. StaffMark has purchased insurance for medical claims which exceed certain thresholds and is required in certain states to maintain letters of credit to cover any potential unpaid claims. At December 31, 1997 and 1996, these letters of credit totaled $2,693,000 and $2,300,000, respectively.

10.    EMPLOYEE BENEFIT PLANS:

       The Company maintains several defined contribution employee benefit plans, some of which allow eligible employees to defer a portion of their income through contributions to the plans. Contributions by StaffMark to the various plans were approximately $225,000 and $23,000 for the years ended December 31, 1997 and 1996, respectively. No employee benefit plans existed during 1995.

       In May 1997, the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") which grants employees the right to purchase common shares of the Company's stock at a price equal to the lower of 85% of the market value on the date of purchase or the beginning of the calendar quarter of the purchase. Purchases under the Stock Purchase Plan are limited to 10% of the respective employees' compensation and do not impact the Company's reported net income.

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

       StaffMark issued 5,618,249 shares of common stock to the stockholders of the Founding Companies and issued 6,325,000 shares of common stock to the public in conjunction with the Offering. StaffMark also issued 118,763 shares of common stock in conjunction with business combinations during 1996.

       On August 26, 1997, the Company completed a common stock offering which involved the public sale of 3,950,000 shares (including underwriters' over-allotment) of common stock. Approximately 285,000 of these shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the sale of these shares by the Selling Stockholders. StaffMark also issued 2,047,742 shares of common stock in conjunction with business combinations during 1997.

                                STAFFMARK, INC.

Stock Options--

       Prior to the Offering, Brewer granted stock options to certain key employees. These options were granted at fair value as determined by management, were exercisable in installments and expired from June 30, 1999 to February 26, 2001. A summary of Brewer's stock option activity is as follows:

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                                          SHARES UNDER          PRICE PER
                                                                             OPTION              OPTION
                                                                        -----------------     ------------
       Outstanding, January 1, 1995                                               5.0             $16,000
          Granted                                                                 7.5              30,666
                                                                                -----             -------
       Outstanding, December 31, 1995                                            12.5              24,800
          Granted                                                                 1.0              35,000
          Exercised                                                              (7.5)             21,333
          Forfeited                                                              (5.0)             30,000
                                                                                -----             -------
       Outstanding prior to conversion to
          StaffMark options                                                       1.0             $35,000
                                                                                =====             =======

       In June 1996, StaffMark's Board of Directors and stockholders approved StaffMark's 1996 Stock Option Plan (the "Plan"). The maximum number of shares of StaffMark's common stock that may be issued under the Plan is the greater of 1,500,000 shares or 12% of the total number of shares of common stock outstanding. As of December 31, 1997 approximately 580,000 shares have been reserved for future options. Options granted under the Plan generally become 40% vested after two years and then vest 20% in each of the next three years. Under the Plan, the exercise price of the option equals the market value of StaffMark's common stock on the date of the grant, and the maximum term for each option is 10 years. A summary of StaffMark's stock option activity is as follows:

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                                          SHARES UNDER         PRICE PER
                                                                             OPTION             OPTION
                                                                        -----------------    -------------
       Outstanding Brewer options prior to conversion to
          StaffMark options                                                         1              $35,000
          Conversion of Brewer options                                         16,397                 2.13
          Granted                                                             867,928                12.01
          Forfeited                                                           (14,550)               12.01
                                                                            ---------             --------
       Outstanding, December 31, 1996                                         869,776                11.82
          Granted                                                             959,069                21.70
          Exercised                                                              (820)                2.13
          Forfeited                                                          (120,626)               12.89
                                                                            ---------             --------
       Outstanding, December 31, 1997                                       1,707,399             $  17.06
                                                                            =========             ========

                                STAFFMARK, INC.

The following is a summary of stock options outstanding as of December 31, 1997:


                      OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
 --------------------------------------------------------------------          ----------------------------
                                                          WEIGHTED                               WEIGHTED
                                     WEIGHTED AVERAGE     AVERAGE                                AVERAGE
   OPTIONS          RANGE OF             REMAINING     EXERCISE PRICE            OPTIONS      EXERCISE PRICE
 OUTSTANDING   EXERCISE PRICES       CONTRACTUAL LIFE    PER SHARE              EXERCISABLE     PER SHARE
 -----------   -----------------     ----------------  --------------          ------------   --------------
     758,120   $  0.00 -  $12.00           8.7             $11.77                110,112         $11.34
     484,560     12.01 -   24.00           9.2              14.04                  1,980          14.75
     441,719     24.01 -   36.00           9.6              28.36                 24,750          27.00
      23,000     36.01 -   38.00           9.7              37.48                     --           0.00
   ---------                               ---             ------                -------         ------
   1,707,399                               9.1             $17.05                136,842         $14.22
   =========                               ===             ======                =======         ======

       As discussed in Note 2, StaffMark has elected to account for its stock options under the provisions of APB 25. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of income. However, pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect StaffMark's pro forma net income for the years ended December 31, 1997 and 1996, as if the fair value method of accounting prescribed by SFAS No. 123 had been used. In preparing the pro forma disclosures, StaffMark determined the value of all options granted from January 1, 1995 through the Offering date using the minimum value method, as discussed in SFAS No. 123. For stock options granted from the Offering date to December 31, 1997, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

                                                                                 FISCAL YEARS
                                                                          ----------------------------
                                                                              1997             1996
                                                                          ------------       ---------
       Weighted average risk-free interest rate                                  5.25%           6.30%
       Dividend yield                                                               0%              0%
       Weighted average expected life                                          5 years       4.6 years
       Expected volatility                                                         51%             65%

       Using these assumptions, the fair value of the stock options granted during the years ended December 31, 1997 and 1996 was approximately $9,453,432 and $5,958,000, respectively. The weighted average fair value of options granted during 1997 and 1996 was $10.97 and $7.04, respectively. Had compensation expense been determined consistent with SFAS 123, utilizing the assumptions above and the straight-line amortization method over the vesting period, net income would have been reduced to the following pro forma amounts:

                                                                                 FISCAL YEARS
                                                                           ---------------------------
                                                                              1997             1996
                                                                           -----------      ----------
       Net income:
           As reported                                                     $16,469,180      $4,022,796
                                                                           ===========      ==========
           Pro forma                                                       $15,019,590      $3,711,738
                                                                           ===========      ==========
       BASIC EARNINGS PER SHARE:
           As reported                                                     $      1.03      $     0.82
                                                                           ===========      ==========
           Pro forma                                                       $      0.94      $     0.76
                                                                           ===========      ==========
       DILUTED EARNINGS PER SHARE:
           As reported                                                     $      1.00      $     0.82
                                                                           ===========      ==========
           Pro forma                                                       $      0.91      $     0.76
                                                                           ===========      ==========

                                STAFFMARK, INC.

12.    EARNINGS PER SHARE:

       In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share information. In conjunction with the adoption of SFAS No. 128, the Company was required to present basic and diluted earnings per share in accordance with the new standard for 1996 and 1995, in addition to the current year. Based upon the accounting guidance which existed prior to the issuance of SFAS No. 128, the Company's presentation of earnings per share in 1996 represented a pro forma presentation as discussed in Note 16. Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming exercise of all outstanding stock options. In calculating basic and diluted earnings per share for 1996 and 1995, the Brewer shares and options outstanding prior to the Offering have been restated to reflect an equivalent number of StaffMark shares and options, determined using the total consideration paid for Brewer by StaffMark. A reconciliation of net income and weighted average shares used IN computing basic and diluted earnings per share is as follows:

                                                                      1997            1996           1995
                                                                    -----------    ----------     ----------
       BASIC EARNINGS PER SHARE:
       Net income applicable to common shares                       $16,469,190    $4,022,796     $1,586,538
                                                                    ===========    ==========     ==========

       Weighted average common shares outstanding                    16,015,589     4,900,671      1,898,133
                                                                    ===========    ==========     ==========

       Basic earnings per share of common stock                     $      1.03    $     0.82     $     0.84
                                                                    ===========    ==========     ==========

       DILUTED EARNINGS PER SHARE:
       Net income applicable to common shares                       $16,469,190    $4,022,796     $1,586,538
                                                                    ===========    ==========     ==========

       Weighted average common shares outstanding                    16,015,589      4,900,671     1,898,133
       Dilutive effect of stock options                                 505,908             --        18,850
                                                                    -----------    -----------    ----------
       Weighted average common shares, assuming
           dilutive effect of stock options                          16,521,497      4,900,671     1,916,983
                                                                    ===========    ===========    ==========

       Diluted earnings per share of common stock                   $      1.00    $      0.82    $     0.83
                                                                    ===========    ===========    ==========

13.    RELATED PARTY TRANSACTIONS:


       StaffMark has entered into agreements with certain officers and employees of the Company to lease certain parcels of land and buildings used in the Company's operations for negotiated amounts and terms. Rent expense related to these facilities totaled approximately $644,000, $304,000 and $60,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Annual future minimum payments required under these leases are included in the table in Note 15 and are summarized as follows:



                    FISCAL YEARS                                               AMOUNT
                    ------------                                             ---------
                       1998                                                $   592,754
                       1999                                                    465,521
                       2000                                                    401,867
                       2001                                                    380,055
                       2002                                                    229,596
                                                                           -----------
                                                                           $ 2,069,793
                                                                           ===========


       Included in prepaids and other assets in the accompanying consolidated balance sheets are advances to certain officers and employees totaling $160,000 which bear interest at 6%. Also included in prepaids and other assets is a note receivable from a stockholder totaling $1,000,000 which bears interest at 6.5% and is payable in annual installments through maturity on February 28, 2002.

                                STAFFMARK, INC.

14.    COMMITMENTS AND CONTINGENCIES:

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

       StaffMark has employment agreements with certain executive officers and management personnel that provide for annual salaries, cost-of-living adjustments and additional compensation in the form of "performance- based" bonuses. Certain agreements include covenants against competition with StaffMark, which extend for a period of time after termination. These agreements generally continue until terminated by the employee or StaffMark.

15.    NONCANCELABLE OPERATING LEASES:

       StaffMark leases office space under noncancelable operating leases. As discussed in Note 13, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:


                    FISCAL YEARS                                             AMOUNT
                    ------------                                         -------------
                       1998                                              $  4,203,082
                       1999                                                 3,466,840
                       2000                                                 2,628,368
                       2001                                                 1,721,124
                       2002                                                 1,024,863
                                                                         ------------
                                                                         $ 13,044,277
                                                                         ============


       Rent expense, including amounts paid to related parties, was $3,498,473, $951,369 and $275,460 for the years ended December 31, 1997, 1996 and 1995, respectively.

16.    SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED):

       The supplemental pro forma information included in the accompanying 1996 consolidated statement of income reflects: (i) the acquisition of the Other Founding Companies at historical cost in accordance with the applicable provisions of SAB No. 97; (ii) the effects of the acquisition of On Call;
(iii) the estimated impact of recognizing income tax expense as if StaffMark had been a C Corporation for tax reporting purposes during the entire year ended December 31, 1996; and (iv) the adjustment to compensation expense to reflect the reductions in salaries to certain owners of the Founding Companies which were agreed to in conjunction with the acquisitions discussed in Note 1.

Following is a reconciliation of reported net income to the pro forma net income shown in the accompanying 1996 consolidated statement of income:

                                                                            1996
                                                                      ---------------
       Net income, as reported                                            $ 4,022,796
       Pro forma adjustments:
          Inclusion of the operating results of the Other
              Founding Companies, Caldwell and On Call as if
              these acquisitions were effected as of January 1, 1995        3,995,095
          Reductions in salaries to certain owners of the
              Founding Companies                                              581,332
          Recognition of income tax expense as if StaffMark
              had been a C Corporation beginning on
              January 1, 1995                                              (2,231,223)
                                                                          -----------

       Pro forma net income, as reported                                  $ 6,368,000
                                                                          ===========

                                STAFFMARK, INC.

       The computation of pro forma weighted average shares outstanding for the year ended December 31, 1996, is based on the pro forma shares outstanding for the period prior to the Offering of approximately 8.3 million and the actual weighted average shares outstanding for the period from the Offering through December 31, 1996, of approximately 13.2 million. A reconciliation of pro forma basic and diluted earnings per share for 1996 as restated under the provisions of SFAS No. 128 is presented below.

                                                                              1996
                                                                           ---------
       PRO FORMA BASIC EARNINGS PER SHARE:
       Net income applicable to common shares                              $6,368,000
                                                                           ==========

       Weighted average common shares
       outstanding for the year                                             9,545,558
                                                                           ==========

       Basic earnings per share of common stock                            $     0.67
                                                                           ==========

       PRO FORMA DILUTED EARNINGS PER SHARE:
       Net income applicable to common shares                              $6,368,000
                                                                           ==========

       Weighted average common shares
       outstanding for the year                                             9,545,558
       Dilutive effect of stock options                                            --
                                                                           ----------
       Weighted average common shares, assuming
       dilutive effect of stock options                                     9,545,558
                                                                           ==========

       Diluted earnings per share of common stock                          $     0.67
                                                                           ==========

    17.EVENT SUBSEQUENT TO THE DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       (UNAUDITED):

       Subsequent to year end the Company acquired Strategic Legal Resources L.L.C. Total consideration paid for this acquisition consisted of $12.3 million in cash and 46,320 shares of common stock. In addition, the acquisition agreement provides for the payment of additional consideration which is contingent upon the achievement of certain performance measures of the business acquired. The contingent consideration could be significant relative to the consideration paid; however, the amount is not currently determinable. The obligations for this contingent consideration, which will be payable in a combination of cash and common stock, will be recorded in the Company's consolidated financial statements when they become fixed and determinable.

SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION



                                                                              1997
                                         -----------------------------------------------------------------------------
                                             Total          4th Qtr          3rd Qtr        2nd Qtr         1st Qtr
                                         -------------   -------------    -------------   ------------   -------------
Revenues                                 $ 426,495,794   $ 139,233,032    $ 121,557,009    $99,296,583    $ 66,409,170
Gross profit                                96,768,456      32,889,316       26,919,590     22,327,151      14,632,399
Net income                                  16,469,190       5,773,324        4,886,812      3,610,095       2,198,959
Basic earnings per share                 $        1.03   $        0.30    $        0.30    $      0.25    $       0.16
Diluted earnings per share               $        1.00   $        0.29    $        0.28    $      0.24    $       0.16


                                          4th Qtr 1996
                                         -------------
Revenues                                 $  55,901,473
Gross profit                                12,557,493
Net income                                   2,596,519
Basic earnings per share                 $        0.20
Diluted earnings per share               $        0.20



A reconciliation of first and second quarter amounts to those previously included in the Company's Form 10-Q's is as follows:





                                         Second Quarter 1997
                            ---------------------------------------------
                                               Pooling
                            Per Form 10-Q     Adjustment       Restated
                            -------------    -----------     ------------
Revenues                    $ 96,123,410     $ 3,173,173     $ 99,296,583
Gross profit                  21,447,448         879,703       22,327,151
Net income                     3,451,944         158,151        3,610,095
Basic earnings per share    $       0.24     $      0.01     $       0.25
Diluted earnings per share  $       0.24     $        --     $       0.24


                                          First Quarter 1997
                            ---------------------------------------------
                                               Pooling
                            Per Form 10-Q     Adjustment       Restated
                            -------------    -----------     ------------
Revenues                    $ 63,863,741     $ 2,545,429     $ 66,409,170
Gross profit                  14,024,688         607,711       14,632,399
Net income                     2,131,249          67,710        2,198,959
Basic earnings per share    $       0.16     $        --     $       0.16
Diluted earnings per share  $       0.16     $        --     $       0.16


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreement or change in the registrant's independent accountants since the Company's inception.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

   Certain information required by Part III is omitted from this report in that the Company will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Annual Report on Form 10-K.

   (a) The information called for by Item 10 with respect to identification of directors and executive officers of the Company is included below.

   (b) The information called for by Item 10 with respect to Item 405 of Regulation S-K is incorporated herein by reference to the material under the caption "Section 16 (A) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 1998.

DIRECTORS AND EXECUTIVE OFFICERS

                               NAME                  AGE                        POSITION
                     ------------------------        ---     ----------------------------------------------
                     Jerry T. Brewer(1)(3)(5)         57     Chairman of the Board
                     Clete T. Brewer(1)(5) .          32     President and Chief Executive Officer; Director
                     Terry C. Bellora(5) . .          51     Chief Financial Officer
                     Ted Feldman(5)  . . . .          44     Chief Operating Officer
                     Robert H. Janes III(5)           31     Executive Vice President - Mergers and Acquisitions
                     Gordon Y. Allison . . .          38     Executive Vice President - General Counsel
                     Jerry Poston  . . . . .          44     Executive Vice President - President of IntelliMark
                     W. David Bartholomew  .          41     Executive Vice President - Eastern Operations;
                                                             Director
                     Donald A. Marr, Jr  . .          33     Executive Vice President - Western Operations
                     Steven E. Schulte(5)  .          35     Executive Vice President - Administration; Director
                     John H. Maxwell, Jr.(2)          54     Executive Vice President - Medical Services; Director
                     Janice Blethen  . . . .          54     Executive Vice President - Clinical Trials Support
                                                             Services; Director
                     William T. Gregory  . .          55     Vice President and General Manager - Carolina Region;
                                                             Director
                     Mary Sue Maxwell(2) . .          55     Vice President and General Manager - Oklahoma Region
                     William J. Lynch(3)(4)           55     Director
                     R. Clayton McWhorter(4)          64     Director
                     Charles A. Sanders, M.D.(3)      66     Director

----------
(1)    Jerry T. Brewer is the father of Clete T. Brewer.
(2)    John H. Maxwell, Jr. is the husband of Mary Sue Maxwell.
(3)    Member of the Audit Committee.
(4)    Member of the Compensation Committee.
(5)    Member of the Acquisition Committee.

   Jerry T. Brewer co-founded StaffMark in March 1996 and has served since then as its Chairman of the Board. Mr. Brewer also co-founded Brewer in July 1988, and served as its Chairman of the Board. From July 1988 to April 1994, Mr. Brewer served as President and Chief Executive Officer of Brewer.

   Clete T. Brewer co-founded StaffMark in March 1996 and has served since then as its President and Chief Executive Officer and a Director. Mr. Brewer also co-founded Brewer in July 1988, and served since April 1994 as President, Chief Executive Officer and Director of Brewer. From July 1988 to April 1994, Mr. Brewer served as Vice President and a Director of Brewer.

   Terry C. Bellora became the Chief Financial Officer of the Company in August 1996. Prior to joining StaffMark, Mr. Bellora served as Chief Financial Officer of Pace Industries, Inc. ("Pace Industries") from 1988 to August 1996. Mr. Bellora served as a director of Pace Industries from 1988 to 1993 and as an advisory director of Pace from 1993 to 1996. Mr. Bellora is a certified public accountant and was previously an audit partner for a regional accounting firm.

   Ted Feldman became the Chief Operating Officer of the Company upon consummation of the Initial Public Offering. Mr. Feldman founded HRA in 1991 and since its inception served as its President and Chief Executive Officer. From 1979 until

1992, Mr. Feldman served as President of Nashville Trunk & Bag Co. Mr. Feldman is also an independent trustee of CCA Prison Realty Trust, a publicly traded real estate investment trust.

   Robert H. Janes III co-founded StaffMark in March 1996 and has served since then as its Executive Vice President -- Mergers and Acquisitions. Mr. Janes served as Vice President of Finance of Brewer since April 1995. From 1988 to 1990 and 1992 to 1995, he was employed in the corporate finance department of Stephens Inc., an investment banking firm. In 1992, Mr. Janes obtained an MBA from The Wharton School.

   Gordon Y. Allison became Executive Vice President -- General Counsel of the Company in June 1997. Prior to joining the Company, Mr. Allison served as the Vice President -- General Counsel of Pace Industries from February 1995 to May 1997. Beginning in May 1992, Mr. Allison practiced law at the firm of Giroir, Gregory, Holmes & Hoover LLC in Little Rock, Arkansas, and was a partner from 1994 until his employment with Pace Industries. From 1990 to 1992, Mr. Allison was a special counsel in the Division of Corporation Finance at the Securities and Exchange Commission in Washington, D.C. and from 1988 to 1990 he was a staff attorney in the Division of Corporate Finance. Mr. Allison is a certified public accountant and worked at Arthur Andersen LLP prior to attending law and graduate business school. Mr. Allison received his Masters of Laws in Securities Regulation and Taxation from Georgetown University Law School. Prior to attending Georgetown University Law School, Mr. Allison received his Juris Doctor from the University of Arkansas School of Law and his Masters of Business Administration from the University of Arkansas School of Business.

   Jerry Poston became Executive Vice President --President of IntelliMark in October 1997. Prior to joining the Company, Mr. Poston was the President and Chief Executive Officer of Expert Business Systems, Incorporated, which became a wholly-owned subsidiary of the Company in August 1997. From 1978 until 1995, Mr. Poston held several management positions with IBM, including southwest area communications center manager and branch manager for the Dallas metropolitan area, until he became IBM's worldwide director of retail availability services in 1993.

   W. David Bartholomew is the Executive Vice President -- Eastern Operations and a Director of the Company. Prior to joining the Company, Mr. Bartholomew had served as Secretary/Treasurer and Principal of HRA since August 1993. From 1991 through August 1993, Mr. Bartholomew was President of Cobble Personnel of Nashville.

   Donald A. Marr, Jr. is the Executive Vice President -- Western Operations of the Company. Prior to joining the Company, Mr. Marr had been employed by Brewer since 1990 and had served as Brewer's Vice President of Operations since October 1993.

   Steven E. Schulte is the Executive Vice President -- Administration and a Director of the Company. Prior to joining the Company, Mr. Schulte had been employed by Prostaff since August 1987 and served as President and Chief Executive Officer since June 1992.

   John H. Maxwell, Jr. is the Executive Vice President -- Medical Services and a Director of the Company. Prior to joining the Company, Mr. Maxwell had served as the Chief Executive Officer of Maxwell since 1973. He is a Certified Personnel Consultant and a Certified International Personnel Consultant.

   Janice Blethen is the Executive Vice President -- Clinical Trial Support Services and a Director of the Company. Prior to joining the Company, Ms. Blethen had served as the Chief Executive Officer of Blethen since its inception in 1975. Ms. Blethen is a Certified Personnel Consultant.

   William T. Gregory is the Vice President and General Manager -- Carolina Region of the Company. Prior to joining the Company, Mr. Gregory had served as President of First Choice since 1985. Mr. Gregory is a Certified Personnel Consultant.

   Mary Sue Maxwell is the Vice President and General Manager -- Oklahoma Region of the Company. Prior to joining the Company, Ms. Maxwell had served as President of Maxwell since 1983.

   William J. Lynch has been a Director of the Company since the consummation of the Initial Public Offering. Mr. Lynch is a Managing Director of Capstone Partners, LLC, a venture capital firm. From October 1989 to March 1996, Mr. Lynch was a partner of the law firm of Morgan, Lewis & Bockius LLP. Mr. Lynch also serves as a director of Coach USA, Inc., a publicly traded motorcoach services company.

   R. Clayton McWhorter has been a Director of the Company since the consummation of the Initial Public Offering. In 1996, Mr. McWhorter founded and serves as Chairman and Chief Executive Officer of Clayton Associates, LLC and Life Trust America, LLC. Mr. McWhorter is a member of the Board of Directors of Columbia/HCA Healthcare Corporation, a public company ("Columbia/HCA"), and served as its Chairman of the Board from April 1995 to May 1996. Mr. McWhorter served as Chairman, President and Chief Executive Officer of Healthtrust, Inc. from 1987 to April 1995 and served as President and Chief Executive Officer of Hospital Corporation of America from 1985 to 1987 (both of which are now a part of Columbia/HCA). In addition, Mr. McWhorter is a director of Suntrust Bank -- Nashville (a subsidiary of a publicly traded company) and is a director of Corrections Corporation of America, a publicly traded company.

   Charles A. Sanders, M.D. has been a Director of the Company since the consummation of the Initial Public Offering. Dr. Sanders is retired from Glaxo, Inc. where he served as Chief Executive Officer from 1989 through 1994 and Chairman from 1992 through 1995. Dr. Sanders currently serves as Chairman of The Commonwealth Fund and Project HOPE and serves on the Board of Trustees of the University of North Carolina at Chapel Hill. Dr. Sanders currently serves as a director of Kenole International. Dr. Sanders is also a director of Pharmacopia, Inc., Scios, Inc., Vertex Pharmaceuticals, Inc., Magainin Pharmaceuticals, Inc. and Trimeris, Inc., which are all publicly traded companies.

OTHER CORPORATE OFFICERS

   Kathleen McComber became Vice President --Human Resources in March 1997. Prior to joining the Company, Ms. McComber was Vice President - Client Services of Express Human Resources from October, 1996 to February 1997. From April, 1989 to October, 1996, Ms. McComber was Corporate Services Executive of Acxiom Corporation. Prior to joining Acxiom Corporation, Ms. McComber was employed sixteen years for M.M. Cohn with five years of sales experience and eleven years in human resource management. Ms. McComber obtained her degree in Education from the University of Arkansas at Little Rock and obtained a Masters
in Management from Webster University in St. Louis, Missouri.   Ms. McComber is
42 years old.

   Bob Rule is the Vice President and General Manager - Texas Region. Prior to joining the Company in July 1997, Mr. Rule founded the Baker Street Group, Inc. located in Houston, Texas in 1990 and operated the Baker Street Group as its Chief Executive Officer and majority stockholder until it became a wholly-owned subsidiary of the Company in 1997. From 1987 to 1990, Mr. Rule was Senior Vice President for Talent Tree Personnel. In 1980, Mr. Rule founded
W. Robert Michaels & Company and operated such entity as a retained, executive search firm specializing in recruitment for oil and gas companies, financial service firms and engineering/construction contractors until it was sold in 1987. From 1969 to 1979, Mr. Rule worked at Transco Energy Company and Tenneco, Inc. Mr. Rule obtained his degree in Business Administration from Rice University in 1969. Mr. Rule is 50 years old.

   J. Kevin Brown joined the Company as the Director of Information Systems in November 1996. Before joining the Company, Mr. Brown was a Principal Architect with Sybase Professional Services from March 1993 to November 1996. Prior to joining Sybase, Mr. Brown was a Systems Engineer with Electronic Data Systems in Plano, Texas in the Commercial Insurance, Banking, Corporate Systems and Retail business units. Mr. Brown received his degree in Information Systems and Quantitative Business Analysis from Baylor University. Mr. Brown is 31 years old.

   Alex Stallings became Controller of the Company in August 1996. Prior to joining the Company, Mr. Stallings was the Chief Financial Officer of Maxwell from June 1995 to August 1996. Prior to joining Maxwell, Mr. Stallings was an audit manager with Coopers & Lybrand L.L.C, in Tulsa, Oklahoma. Mr. Stallings received his degree in Business Administration from Baylor University and is a certified public accountant. Mr. Stallings is 31 years old.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by Item 13 is incorporated herein by reference to the material under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

  (a) 2.  Financial Statement Schedule included in Part IV of this report.

  Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements.

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

  (a) 3.  See "Exhibit Index" on the following page.

  (b) See "Reports on Form 8-K" on page 46.

  (a) 3.  EXHIBITS

                                 EXHIBIT INDEX


          Exhibit
           Number                                              Description
           ------                                              -----------
            2.1             Agreement and Plan of Reorganization, dated as of
                            June 17, 1996, by and among StaffMark, Inc., Brewer
                            Personnel Services Acquisition Corp., Brewer
                            Personnel Services, Inc. and the Stockholders named
                            therein (Incorporated by reference from Exhibit 2.1
                            to the Company's Registration Statement on Form S-1
                            (File No. 333-07513).

            2.2 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc.,
                            Prostaff Personnel Acquisition Corp., Excel
                            Temporary Staffing Acquisition Corp., Professional
                            Resources Acquisition Corp., Prostaff Personnel,
                            Inc., Excel Temporary Staffing, Inc., Professional
                            Resources, Inc., and the Stockholders named therein
                            (Incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File
                            No. 333-07513)).

            2.3 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc.,
                            Maxwell/Healthcare Acquisition Corp., Square One
                            Rehab Acquisition Corp., Maxwell Staffing of Bristow
                            Acquisition Corp., Maxwell Staffing Acquisition
                            Corp., Technical Staffing Acquisition Corp.,
                            Maxwell/Healthcare, Inc., Square One Rehab, Inc.,
                            Maxwell Staffing of Bristow, Inc., Maxwell Staffing,
                            Inc., Technical Staffing, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

            2.4 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., HRA
                            Acquisition Corp., HRA, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

            2.5 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., First
                            Choice Staffing Acquisition Corp., First Choice
                            Staffing, Inc., and the Stockholders named therein
                            (Incorporated by reference from Exhibit 2.5 to the Company's Registration Statement on Form S-1 (File
                            No. 333-07513)).

            2.6 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., DP Pros of Burlington Acquisition Corp., Blethen Temporaries
                            Acquisition Corp., Personnel Placement Acquisition
                            Corp., Jaeger Personnel Services Acquisition Corp.,
                            Dixon Enterprises of Burlington Acquisition Corp.,
                            Trasec Acquisition Corp., DP Pros of Burlington,
                            Inc., Blethen Temporaries, Inc., Personnel
                            Placement, Inc., Jaeger Personnel Services, Ltd.,
                            Dixon Enterprises of Burlington, Inc., Trasec Corp., and the Stockholders named therein (Incorporated by reference from Exhibit 2.6 to the Company's
                            Registration Statement on Form S-1 (File No.
                            333-07513)).

            2.7             Asset Purchase Agreement, dated as of November 29,
                            1996, among StaffMark, The Technology Source
                            Acquisition Corporation, and The Technology Source,
                            L.L.C. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 16, 1996).

            2.8             Asset Purchase Agreement, dated as of March 17,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Two, StaffMark Acquisition Three,
                            Flexible Personnel, Great Lakes Search Associates,
                            Inc., H.R. America, Inc. Douglas H. Curtis, Jean A.
                            Curtis and Robert P. Curtis (Incorporated by reference from Exhibit 2.1 to the Company's Current
                            Report on Form 8-K filed with the SEC on April 2,
                            1997 and as amended by Form 8-K/A as filed with the SEC on May 30, 1997).

          Exhibit
           Number                                              Description
           ------                                              -----------
            2.9             Agreement and Plan of Reorganization, dated April 4,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Four, Global Dynamics, Inc., the Perry
                            Butler Charitable Remainder Trust, the Carolyn J.
                            Butler Charitable Remainder Trust, Perry Butler,
                            Carolyn J. Butler and Paul Sharps (Incorporated by
                            reference form Exhibit 2.1 to the Company's Current
                            Report on Form 8-K filed with the SEC on April 24,
                            1997 and as amended by Form 8-K/A as filed with the
                            SEC on June 6, 1997).

            2.10            Asset Purchase Agreement, dated as of April 24,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Five, Lindenberg & Associates, Inc.,
                            Earl Lindenberg and Mark Tiemann. (Incorporated by reference from Exhibit 2.1 to the Company's Current
                            Report on Form 8-K filed with the SEC on May 9,
                            1997).

            2.11            Asset Purchase Agreement, dated as of August 4,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Corporation Ten and Expert Business
                            Systems, Incorporated (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on August 15, 1997 and as amended by Form 8-K/A as filed with the SEC on September 19, 1997).

            2.12            Asset Purchase Agreement, dated as of September 15,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Corporation Twelve, and H. Allen &
                            Company, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on September 26, 1997).

            2.13            Stock Purchase Agreement dated as of October 28,
                            1997 by and among StaffMark, Inc., the Estate of Russell H. Stanley and Allan J. Lebow. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 11, 1997).

            2.14            Asset Purchase Agreement dated as of November 4,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Corporation Thirteen, StaffMark
                            Acquisition Corporation Fourteen, EMJAY Careers,
                            L.P. and EMJAY Contracts, L.P. (Incorporated by reference to the Company's Current Report on Form
                            8-K filed with the SEC on November 17, 1997).

            2.15            Asset Purchase Agreement dated as of November 10,
                            1997 by and among StaffMark, Inc., StaffMark
                            Acquisition Corporation Sixteen, Structured Logic
                            Company, Inc. and Structured Logic Systems, Inc.
                            (Incorporated by reference to the Company's Current
                            Report on Form 8-K filed with the SEC on November
                            21, 1997 and as amended by Form 8-K/A as filed with the SEC on January 16, 1998).

            3.1             Certificate of Incorporation of the Company
                            (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
                            No. 333- 07513)).

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

            4.2 Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).


            10.1 StaffMark, Inc. 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to the Company's
                            Registration Statement on Form S-1 (File No. 333-
                            07513)).(1)

----------------------

(1) This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c ).

          Exhibit
           Number                                              Description
           ------                                              -----------
            10.2            Form of Director Indemnification Agreement between
                            the Company and each of its directors and executive
                            officers (Incorporated by reference from Exhibit
                            10.3 to the Company's Registration Statement on Form
                            S-1 (File No. 333-07513)).

            10.3            Employment Agreement between StaffMark, Inc. and
                            Terry C. Bellora (Incorporated by reference from
                            Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).(1)

            10.4 Employment Agreement among StaffMark, Inc., Brewer and Clete T. Brewer. (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).(1)

            10.5 Employment Agreement among StaffMark, Inc., Brewer and Jerry T. Brewer. (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).(1)

            10.6 Employment Agreement among StaffMark, Inc., Prostaff and Steven E. Schulte. (Incorporated by reference from Exhibit 10.6 to the Company's Registration
                            Statement on Form S-1 (File No. 333-15059)).(1)

            10.7 Employment Agreement among StaffMark, Inc., Maxwell and John H. Maxwell, Jr. (Incorporated by reference from Exhibit 10.7 to the Company's Registration
                            Statement on Form S-1 (File No. 333- 15059)).(1)

            10.8 Employment Agreement among StaffMark, Inc., Maxwell and Mary Sue Maxwell. (Incorporated by reference from Exhibit 10.8 to the Company's Registration
                            Statement on Form S-1 (File No. 333-15059)).(1)

            10.9            Employment Agreement among StaffMark, Inc., HRA and
                            W. David Bartholomew. (Incorporated by reference from Exhibit 10.9 to the Company's Registration
                            Statement on Form S-1 (File No. 333-15059)).(1)

            10.10           Employment Agreement among StaffMark, Inc., HRA and
                            Ted Feldman. (Incorporated by reference from Exhibit
                            10.10 to the Company's Registration Statement on
                            Form S-1 (File No. 333-15059)).(1)

            10.11           Employment Agreement among StaffMark, Inc., First
                            Choice and William T. Gregory. (Incorporated by reference from Exhibit 10.11 to the Company's
                            Registration Statement on Form S-1 (File No.
                            333-15059)).(1)

            10.12 Employment Agreement among StaffMark, Inc., DP Pros of Burlington, Inc. and Janice Blethen.
                            (Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File
                            No. 333-15059)).(1)

            10.13           Employment Agreement by and between StaffMark, Inc.
                            and Gordon Y. Allison dated June 23, 1997
                            (Incorporated by reference from the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1997, filed with the SEC on July 28,
                            1997).(1)

            10.14 Credit Agreement dated October 4, 1996, in the amount of $50,000,000 by and between the Registrant, the lenders named therein (the "Lenders") and Mercantile Bank of St. Louis National Association
                            ("Mercantile"), as Agent on behalf of the Lenders
                            (the "Credit Agreement"). (Incorporated by reference from Exhibit 10.13 to the Company's Registration
                            Statement on Form S-1 (File No. 333-15059)).

            10.15           First Amendment to the Credit Agreement dated
                            December 18, 1996 among the Registrant and


-------------------

(1) This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c ).

          Exhibit
           Number                            Description
           ------                            -----------

                            the Lenders named therein (Incorporated by reference from the Company's Annual Report on Form
                            10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

            10.16           Second Amendment to the Credit Agreement dated May
                            30, 1997 by and among StaffMark, Inc. and the Lenders named therein and Mercantile, as agent on behalf of the Lenders. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997).

            10.17 StaffMark, Inc.'s Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company's Registration Statement on Form S-8
                            (File No. 333-29689)).

            10.18           Lock-Up and Registration Rights Agreement dated
                            September 20, 1996 by and among the Company, Jerry
                            T. Brewer, Clete T. Brewer, Chad J. Brewer, Donald
                            A. Marr, Jr., Robert H. Janes III, John C. Becker,
                            Betty Becker, Donna F. Vassil, Janice Blethen and
                            Capstone Partners, L.L.C. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form
                            10-K/A filed with the SEC on March 24, 1997).

            10.19 Lease Agreement among Brewer and Brewer Investments for the StaffMark Corporate offices located at 302
                            East Millsap Road, City of Fayetteville, County of
                            Washington, State of Arkansas. (Incorporated by reference from the Company's Annual Report on Form
                            10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March
                            24, 1997).

            10.20           Lease Agreement among Maxwell Staffing, Inc. and
                            Maxwell Properties, L.L.C. for the Company's offices located at 8221 East 63rd Place, Tulsa, Oklahoma.
                            (Incorporated by reference from the Company's Annual
                            Report on Form 10-K filed with the SEC on March 17,
                            1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

            10.21           Lease Agreement among Maxwell/Healthcare, Inc. and
                            Maxwell Properties L.L.C. for the Company's offices located at 8211-8213 East 65th Street, Tulsa,
                            Oklahoma. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the
                            SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

            11.1 Statement re: computation of per share earnings, reference is made to Note 12 of the StaffMark, Inc.
                            Consolidated Financial Statements contained in this Form 10- K.

            21.1            Subsidiaries of StaffMark as of December 31, 1997.

            23.1            Consent of Arthur Andersen LLP, Independent Public
                            Accountants.

            24.1            Power of Attorney (See page 47).

            27.1            Financial Data Schedule for the year ended December
                            31, 1997, submitted to the SEC in electronic format.

  (b)  Reports on Form 8-K.

   1. Report on Form 8-K filed with the SEC on November 11, 1997 to report the acquisition of RHS Associates, Inc.

   2. Report on Form 8-K filed with the SEC on November 17, 1997 to report the acquisition of EMJAY Careers, L.P. and EMJAY Contracts, L.P.

   3. Report on Form 8-K filed with the SEC on November 21, 1997 to report the acquisition of Structured Logic Company, Inc. and the Form 8-K/A related thereto filed with the SEC on January 16, 1998.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fayetteville, State of Arkansas, on March 12, 1998.


                                           StaffMark, Inc.


                                           By: /s/ Clete T. Brewer
                                               -----------------------
                                           Clete T. Brewer
                                           President and Chief Executive Officer


                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Clete T. Brewer and Terry
C. Bellora, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    NAME                                             TITLE                                     DATE
    ----                                             -----                                     ----
/s/ Clete T. Brewer                       President, Chief Executive                      March 12, 1998
-----------------------                 Officer and Director (Principal
Clete T. Brewer                               Executive Officer)

/s/ Terry C. Bellora                        Chief Financial Officer                       March 12, 1998
-----------------------                    (Principal Financial and
Terry C. Bellora                              Accounting Officer)


/s/ Jerry T. Brewer                          Chairman of the Board                        March 12, 1998
-----------------------
Jerry T. Brewer

/s/ W. David Bartholomew                   Executive Vice President-                      March 12, 1998
------------------------                  Southeastern Operations and
W. David Bartholomew                               Director

/s/ Steven E. Schulte                      Executive Vice President-                      March 12, 1998
-----------------------                   Administration and Director
Steven E. Schulte

/s/ John H. Maxwell, Jr.               Executive Vice President- Medical                  March 12, 1998
------------------------                     Services and Director
John H. Maxwell, Jr.

/s/ Janice Blethen                         Executive Vice President-                      March 12, 1998
-----------------------                Clinical Trials Support Services
Janice Blethen                                   and Director


/s/ William T. Gregory                    Vice President and General                      March 12, 1998
-----------------------                  Manager- Carolina Region and
William T. Gregory                                 Director


/s/ William J. Lynch                               Director                               March 12, 1998
-----------------------
William J. Lynch

/s/ R. Clayton McWhorter                           Director                               March 12, 1998
------------------------
R. Clayton McWhorter

/s/ Charles A. Sanders                             Director                               March 12, 1998
-----------------------
Charles A. Sanders, M.D.

                                 EXHIBIT INDEX


          Exhibit
           Number                                              Description
           ------                                              -----------
            2.1             Agreement and Plan of Reorganization, dated as of
                            June 17, 1996, by and among StaffMark, Inc., Brewer
                            Personnel Services Acquisition Corp., Brewer
                            Personnel Services, Inc. and the Stockholders named
                            therein (Incorporated by reference from Exhibit 2.1
                            to the Company's Registration Statement on Form S-1
                            (File No. 333-07513).

            2.2 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc.,
                            Prostaff Personnel Acquisition Corp., Excel
                            Temporary Staffing Acquisition Corp., Professional
                            Resources Acquisition Corp., Prostaff Personnel,
                            Inc., Excel Temporary Staffing, Inc., Professional
                            Resources, Inc., and the Stockholders named therein
                            (Incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File
                            No. 333-07513)).

            2.3 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc.,
                            Maxwell/Healthcare Acquisition Corp., Square One
                            Rehab Acquisition Corp., Maxwell Staffing of Bristow
                            Acquisition Corp., Maxwell Staffing Acquisition
                            Corp., Technical Staffing Acquisition Corp.,
                            Maxwell/Healthcare, Inc., Square One Rehab, Inc.,
                            Maxwell Staffing of Bristow, Inc., Maxwell Staffing,
                            Inc., Technical Staffing, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

            2.4 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., HRA
                            Acquisition Corp., HRA, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

            2.5 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., First
                            Choice Staffing Acquisition Corp., First Choice
                            Staffing, Inc., and the Stockholders named therein
                            (Incorporated by reference from Exhibit 2.5 to the Company's Registration Statement on Form S-1 (File
                            No. 333-07513)).

            2.6 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc., DP Pros of Burlington Acquisition Corp., Blethen Temporaries
                            Acquisition Corp., Personnel Placement Acquisition
                            Corp., Jaeger Personnel Services Acquisition Corp.,
                            Dixon Enterprises of Burlington Acquisition Corp.,
                            Trasec Acquisition Corp., DP Pros of Burlington,
                            Inc., Blethen Temporaries, Inc., Personnel
                            Placement, Inc., Jaeger Personnel Services, Ltd.,
                            Dixon Enterprises of Burlington, Inc., Trasec Corp., and the Stockholders named therein (Incorporated by reference from Exhibit 2.6 to the Company's
                            Registration Statement on Form S-1 (File No.
                            333-07513)).

            2.7             Asset Purchase Agreement, dated as of November 29,
                            1996, among StaffMark, The Technology Source
                            Acquisition Corporation, and The Technology Source,
                            L.L.C. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 16, 1996).

            2.8             Asset Purchase Agreement, dated as of March 17,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Two, StaffMark Acquisition Three,
                            Flexible Personnel, Great Lakes Search Associates,
                            Inc., H.R. America, Inc. Douglas H. Curtis, Jean A.
                            Curtis and Robert P. Curtis (Incorporated by reference from Exhibit 2.1 to the Company's Current
                            Report on Form 8-K filed with the SEC on April 2,
                            1997 and as amended by Form 8-K/A as filed with the SEC on May 30, 1997).

          Exhibit
           Number                                              Description
           ------                                              -----------
            2.9             Agreement and Plan of Reorganization, dated April 4,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Four, Global Dynamics, Inc., the Perry
                            Butler Charitable Remainder Trust, the Carolyn J.
                            Butler Charitable Remainder Trust, Perry Butler,
                            Carolyn J. Butler and Paul Sharps (Incorporated by
                            reference form Exhibit 2.1 to the Company's Current
                            Report on Form 8-K filed with the SEC on April 24,
                            1997 and as amended by Form 8-K/A as filed with the
                            SEC on June 6, 1997).

            2.10            Asset Purchase Agreement, dated as of April 24,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Five, Lindenberg & Associates, Inc.,
                            Earl Lindenberg and Mark Tiemann. (Incorporated by reference from Exhibit 2.1 to the Company's Current
                            Report on Form 8-K filed with the SEC on May 9,
                            1997).

            2.11            Asset Purchase Agreement, dated as of August 4,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Corporation Ten and Expert Business
                            Systems, Incorporated (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on August 15, 1997 and as amended by Form 8-K/A as filed with the SEC on September 19, 1997).

            2.12            Asset Purchase Agreement, dated as of September 15,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Corporation Twelve, and H. Allen &
                            Company, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on September 26, 1997).

            2.13            Stock Purchase Agreement dated as of October 28,
                            1997 by and among StaffMark, Inc., the Estate of Russell H. Stanley and Allan J. Lebow. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 11, 1997).

            2.14            Asset Purchase Agreement dated as of November 4,
                            1997, by and among StaffMark, Inc., StaffMark
                            Acquisition Corporation Thirteen, StaffMark
                            Acquisition Corporation Fourteen, EMJAY Careers,
                            L.P. and EMJAY Contracts, L.P. (Incorporated by reference to the Company's Current Report on Form
                            8-K filed with the SEC on November 17, 1997).

            2.15            Asset Purchase Agreement dated as of November 10,
                            1997 by and among StaffMark, Inc., StaffMark
                            Acquisition Corporation Sixteen, Structured Logic
                            Company, Inc. and Structured Logic Systems, Inc.
                            (Incorporated by reference to the Company's Current
                            Report on Form 8-K filed with the SEC on November
                            21, 1997 and as amended by Form 8-K/A as filed with the SEC on January 16, 1998).

            3.1             Certificate of Incorporation of the Company
                            (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
                            No. 333- 07513)).

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

            4.2 Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).


            10.1 StaffMark, Inc. 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to the Company's
                            Registration Statement on Form S-1 (File No. 333-
                            07513)).(1)

----------------------

(1) This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c ).

          Exhibit
           Number                                              Description
           ------                                              -----------
            10.2            Form of Director Indemnification Agreement between
                            the Company and each of its directors and executive
                            officers (Incorporated by reference from Exhibit
                            10.3 to the Company's Registration Statement on Form
                            S-1 (File No. 333-07513)).

            10.3            Employment Agreement between StaffMark, Inc. and
                            Terry C. Bellora (Incorporated by reference from
                            Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).(1)

            10.4 Employment Agreement among StaffMark, Inc., Brewer and Clete T. Brewer. (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).(1)

            10.5 Employment Agreement among StaffMark, Inc., Brewer and Jerry T. Brewer. (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-15059)).(1)

            10.6 Employment Agreement among StaffMark, Inc., Prostaff and Steven E. Schulte. (Incorporated by reference from Exhibit 10.6 to the Company's Registration
                            Statement on Form S-1 (File No. 333-15059)).(1)

            10.7 Employment Agreement among StaffMark, Inc., Maxwell and John H. Maxwell, Jr. (Incorporated by reference from Exhibit 10.7 to the Company's Registration
                            Statement on Form S-1 (File No. 333- 15059)).(1)

            10.8 Employment Agreement among StaffMark, Inc., Maxwell and Mary Sue Maxwell. (Incorporated by reference from Exhibit 10.8 to the Company's Registration
                            Statement on Form S-1 (File No. 333-15059)).(1)

            10.9            Employment Agreement among StaffMark, Inc., HRA and
                            W. David Bartholomew. (Incorporated by reference from Exhibit 10.9 to the Company's Registration
                            Statement on Form S-1 (File No. 333-15059)).(1)

            10.10           Employment Agreement among StaffMark, Inc., HRA and
                            Ted Feldman. (Incorporated by reference from Exhibit
                            10.10 to the Company's Registration Statement on
                            Form S-1 (File No. 333-15059)).(1)

            10.11           Employment Agreement among StaffMark, Inc., First
                            Choice and William T. Gregory. (Incorporated by reference from Exhibit 10.11 to the Company's
                            Registration Statement on Form S-1 (File No.
                            333-15059)).(1)

            10.12 Employment Agreement among StaffMark, Inc., DP Pros of Burlington, Inc. and Janice Blethen.
                            (Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File
                            No. 333-15059)).(1)

            10.13           Employment Agreement by and between StaffMark, Inc.
                            and Gordon Y. Allison dated June 23, 1997
                            (Incorporated by reference from the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1997, filed with the SEC on July 28,
                            1997).(1)

            10.14 Credit Agreement dated October 4, 1996, in the amount of $50,000,000 by and between the Registrant, the lenders named therein (the "Lenders") and Mercantile Bank of St. Louis National Association
                            ("Mercantile"), as Agent on behalf of the Lenders
                            (the "Credit Agreement"). (Incorporated by reference from Exhibit 10.13 to the Company's Registration
                            Statement on Form S-1 (File No. 333-15059)).

            10.15           First Amendment to the Credit Agreement dated
                            December 18, 1996 among the Registrant and


-------------------

(1) This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c ).

          Exhibit
           Number                            Description
           ------                            -----------

                            the Lenders named therein (Incorporated by reference from the Company's Annual Report on Form
                            10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

            10.16           Second Amendment to the Credit Agreement dated May
                            30, 1997 by and among StaffMark, Inc. and the Lenders named therein and Mercantile, as agent on behalf of the Lenders. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997).

            10.17 StaffMark, Inc.'s Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company's Registration Statement on Form S-8
                            (File No. 333-29689)).

            10.18           Lock-Up and Registration Rights Agreement dated
                            September 20, 1996 by and among the Company, Jerry
                            T. Brewer, Clete T. Brewer, Chad J. Brewer, Donald
                            A. Marr, Jr., Robert H. Janes III, John C. Becker,
                            Betty Becker, Donna F. Vassil, Janice Blethen and
                            Capstone Partners, L.L.C. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form
                            10-K/A filed with the SEC on March 24, 1997).

            10.19 Lease Agreement among Brewer and Brewer Investments for the StaffMark Corporate offices located at 302
                            East Millsap Road, City of Fayetteville, County of
                            Washington, State of Arkansas. (Incorporated by reference from the Company's Annual Report on Form
                            10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March
                            24, 1997).

            10.20           Lease Agreement among Maxwell Staffing, Inc. and
                            Maxwell Properties, L.L.C. for the Company's offices located at 8221 East 63rd Place, Tulsa, Oklahoma.
                            (Incorporated by reference from the Company's Annual
                            Report on Form 10-K filed with the SEC on March 17,
                            1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

            10.21           Lease Agreement among Maxwell/Healthcare, Inc. and
                            Maxwell Properties L.L.C. for the Company's offices located at 8211-8213 East 65th Street, Tulsa,
                            Oklahoma. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the
                            SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

            11.1 Statement re: computation of per share earnings, reference is made to Note 12 of the StaffMark, Inc.
                            Consolidated Financial Statements contained in this Form 10- K.

            21.1            Subsidiaries of StaffMark as of December 31, 1997.

            23.1            Consent of Arthur Andersen LLP, Independent Public
                            Accountants.

            24.1            Power of Attorney (See page 47).

            27.1            Financial Data Schedule for the year ended December
                            31, 1997, submitted to the SEC in electronic format.