Form 10-Q
period 1998-03-31
STAFFMARK INC
filed 1998-05-07
CIK 1017968

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
    (MARK ONE)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended March 31, 1998

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from _____ to _____


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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 7, 1998 was 19,768,993.

                                STAFFMARK, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                     INDEX

                                                                                                 INDEX
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

    StaffMark, Inc. Consolidated Financial Statements
          Consolidated Statements of Income                                                        3
          Consolidated Balance Sheets                                                              4
          Consolidated Statements of Cash Flows                                                    5
          Notes to Consolidated Financial Statements                                               6

    ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          Introduction                                                                             9
          Results for the Three Months Ended March 31, 1998 Compared to Results
             for the Three Months Ended March 31, 1997                                             9
          Liquidity and Capital Resources                                                          10

PART II - OTHER INFORMATION

    ITEM 1 -- LEGAL PROCEEDINGS                                                                    11
    ITEM 2 -- CHANGES IN SECURITIES                                                                11
    ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                                     12
      (a)     Exhibits

      (b)     Reports on Form 8-K

    SIGNATURES                                                                                     12

                                 STAFFMARK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                            ----------------------------------
                                                  1998               1997
                                            ------------------ ---------------
SERVICE REVENUES                             $ 146,812,968      $66,409,170
COST OF SERVICES                               110,821,659       51,776,771
                                             -------------      -----------
             Gross profit                       35,991,309       14,632,399
                                             -------------      -----------

OPERATING EXPENSES:
     Selling, general and administrative        23,411,143       10,387,992
     Depreciation and amortization               2,375,209          705,576
                                             -------------      -----------
             Operating income                   10,204,957        3,538,831
                                             -------------      -----------

OTHER INCOME (EXPENSE):
     Interest expense                             (628,148)         (50,488)
     Other, net                                     27,676          238,706
                                             -------------      -----------

INCOME BEFORE INCOME TAXES                       9,604,485        3,727,049
PROVISION FOR INCOME TAXES                       3,937,839        1,528,090
                                             -------------      -----------
             NET INCOME                      $   5,666,646      $ 2,198,959
                                             =============      ===========

             BASIC EARNINGS PER SHARE        $        0.29      $      0.16
                                             =============      ===========

             DILUTED EARNINGS PER SHARE      $        0.28      $      0.16
                                             =============      ===========

        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   1998             1997
                                                                               ---------------- -------------
                                                                                (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                               $  4,657,518     $    304,995
       Accounts receivable, net of allowance
          for doubtful accounts                                                  66,271,224       56,707,089
       Prepaid expenses and other                                                 4,882,193        4,706,313
       Deferred income taxes                                                      1,342,747          851,284
                                                                               ------------     ------------
                         Total current assets                                    77,153,682       62,569,681
PROPERTY AND EQUIPMENT, net                                                      11,609,010        9,536,164
INTANGIBLE ASSETS, net                                                          203,860,705      172,807,775
OTHER ASSETS                                                                      4,544,512        3,735,628
                                                                               ------------     ------------
                                                                               $297,167,909     $248,649,248
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and other accrued liabilities                          $ 12,604,677     $ 19,606,840
       Payroll and related liabilities                                           18,147,152       11,580,706
       Reserve for workers' compensation claims                                   6,048,486        6,108,748
       Income taxes payable                                                       4,390,638        2,677,191
                                                                               ------------     ------------
                         Total current liabilities                               41,190,953       39,973,485

LONG TERM DEBT                                                                   49,950,000       12,000,000
OTHER LONG TERM LIABILITIES                                                          34,183           76,030
DEFERRED INCOME TAXES                                                             1,333,086        1,314,629
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value; authorized shares of
           1,000,000; no shares issued or outstanding                                    --               --
       Common stock, $.01 par value; authorized shares of
           26,000,000; shares issued and outstanding of
           19,399,680 in 1998 and 19,138,636 in 1997                                193,997          191,386
       Paid-in capital                                                          179,641,415      176,195,026
       Retained earnings                                                         24,824,275       18,898,692
                                                                               ------------     ------------
                         Total stockholders' equity                             204,659,687      195,285,104
                                                                               ------------     ------------
                                                                               $297,167,909     $248,649,248
                                                                               ============     ============

     The accompanying notes are an integral part of these balance sheets.

                                 STAFFMARK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              -----------------------------
                                                                                   1998           1997
                                                                              -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  5,666,646      $  2,198,959
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                         2,375,209           705,576
         Provision for bad debts                                                 239,848           148,528
         Deferred income taxes                                                  (599,306)       (1,088,101)
         Change in operating assets and liabilities,
            net of effects of acquisitions:
              Accounts receivable                                             (5,288,583)       (5,882,707)
              Prepaid expenses and other                                       2,100,355          (265,514)
              Other assets                                                    (2,082,198)          108,005
              Accounts payable and other accrued liabilities                  (4,996,155)          434,499
              Outstanding checks                                                    --            (176,156)
              Payroll and related liabilities                                  5,745,193         3,284,618
              Reserve for workers' compensation claims                            39,995           568,789
              Income taxes payable                                             1,715,278          (742,316)
              Accrued interest and other                                        (622,913)         (188,304)
                                                                            ------------      ------------
                    Net cash provided by (used in) operating activities        4,293,369          (894,124)
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of businesses, net of cash acquired                             (35,475,285)       (9,129,994)
    Capital expenditures                                                      (2,139,630)         (369,880)
                                                                            ------------      ------------
                     Net cash used in investing activities                   (37,614,915)       (9,499,874)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                            45,300,000           319,250
    Payments on borrowings                                                    (7,350,000)             --
    Deferred financing costs                                                    (275,931)             --
                                                                            ------------      ------------
                     Net cash provided by financing activities                37,674,069           319,250
                                                                            ------------      ------------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                                    4,352,523       (10,074,748)
CASH AND CASH EQUIVALENTS,
    beginning of period                                                          304,995        13,856,422
                                                                            ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                    $  4,657,518      $  3,781,674
                                                                            ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
         Income taxes paid                                                  $  2,794,085      $  4,625,960
                                                                            ============      ============
         Interest paid, including commitment fees                           $    502,564      $     36,229
                                                                            ============      ============


        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION:

        StaffMark, Inc. ("StaffMark" or the "Company") provides diversified staffing, professional and consulting services to businesses, professional and service organizations, governmental agencies and medical niches. The Company recognizes revenues upon the performance of services. The Company generally compensates its temporary associates and consultants only for hours actually worked, therefore wages of the temporary associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, certain of the Company's professional and information technology consultants are full-time, salaried employees. Cost of services primarily consists of wages paid to temporary associates, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

        As of March 31, 1998, StaffMark operated offices in 27 states, Canada, South Africa and the United Kingdom and provides staffing in the Commercial, Professional/Information Technology ("Professional/IT") and Specialty Niche service lines. StaffMark extends trade credit to customers representing a variety of industries. There are no individual customers that account for more than 10% of service revenues of StaffMark in any of the periods presented.

2.       BASIS OF PRESENTATION:

        The accompanying interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to ensure the information presented is not misleading.

        The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the interim periods presented. The accompanying statements of income and cash flows for the three months ended March 31, 1998 have been restated to reflect the July 1997 acquisition of Baker Street Group, Inc., which was accounted for as a pooling-of-interests. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in StaffMark's Annual Report on Form 10-K as filed with the SEC on March 13, 1998.

3.       SEASONALITY:

        The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters. Accordingly, the results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

4.      BUSINESS COMBINATIONS:

         During the first quarter of 1998 the Company acquired four businesses (the "1998 Acquisitions"). Strategic Legal Resources, LLC ("Strategic Legal") is located in New York City and provides attorneys and paralegals to law firms, corporations and financial institutions. Strategic Legal operates in the Professional/IT division. Independent Software Solutions, Inc. ("ISS") is located in Jacksonville, Florida and provides information technology and consulting services. ISS operates in the Professional/IT division. Temporary Tech ("Temp Tech") is located in Raleigh, North Carolina and provides staffing of laboratory professionals in Research Triangle Park. Temp Tech operates in the Specialty Niche division. FirstChoice Staffing, Inc. ("FirstChoice") is located in Dallas, Texas and provides clerical and administrative staffing services. FirstChoice operates in the Commercial division. These acquisitions had cumulative fiscal 1997 revenues of approximately $24.6 million.

        The accompanying balance sheet as of March 31, 1998 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The excess of purchase price over net assets acquired has been included in intangible assets and is being amortized over a period of 30 years.

        The Company acquired 19 staffing and professional service companies during 1997 (the "1997 Acquisitions"). Of the 1997 Acquisitions, the acquisitions of Flexible Personnel, Inc. and related entities, Global Dynamics, Inc., Lindenberg & Associates, Inc., Expert Business Systems, Incorporated, H. Allen & Company, Inc., RHS Associates, Inc., EMJAY Careers, Inc. and EMJAY Contracts, Inc., and Structured Logic Company, Inc. were considered significant and are therefore collectively referred to as the "Significant 1997 Acquisitions". The unaudited consolidated results of operations on a pro forma basis as though the Significant 1997 Acquisitions and Strategic Legal had been acquired as of the beginning of 1997 are presented below. Note that the pro forma information presented below does not reflect the reductions in salaries that certain owners of the Significant 1997 Acquisitions and Strategic Legal have agreed to in conjunction with the acquisitions discussed above. Other acquisitions made by the Company during the three months ended March 31, 1998 have not been significant and, therefore, have not been included in the following pro forma presentation. Management believes this information reflects all adjustments necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                                               THREE MONTHS ENDED MARCH 31,
                                             --------------------------------
                                                 1998              1997
                                                 ----              ----
        Revenues                             $146,812,968     $   102,469,668
                                             ============     ===============
        Net income                           $  5,666,646     $     3,130,868
                                             ============     ===============
        Basic earnings per share             $      0.29      $          0.21
                                             ============     ===============
        Diluted earnings per share           $      0.28      $          0.20
                                             ============     ===============

         In addition to the purchase prices disclosed below, certain of the acquisition agreements include provisions for the payment of additional consideration which is contingent upon the achievement of certain performance measures of the acquired company, typically during the twelve months immediately following the transaction. Although the contingent consideration could be significant to the accompanying financial statements, the amounts are not currently determinable and, accordingly, have not been reflected in the Company's financial statements. The obligations for this contingent consideration, which will be payable in a combination of cash and Common Stock, will be recorded in the Company's financial statements when they become fixed and determinable.

        The aggregate consideration paid during the three months ended March 31, 1998, which includes consideration paid for companies acquired in the current period as well as contingent consideration paid to the former owners of companies acquired in previous quarters consisted of $35.5 million in cash and 262,987 shares of the Company's Common Stock.

5.       EARNINGS PER COMMON SHARE:

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share information. Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur assuming exercise of all outstanding stock options. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:


                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 1998              1997
                                                 ----              ----
BASIC EARNINGS PER SHARE:
Net income applicable to common shares         $ 5,666,646     $ 2,198,959
                                               ===========     ===========

Weighted average common shares outstanding      19,386,940      13,764,449
                                               ===========     ===========

Basic earnings per share of common stock       $      0.29     $      0.16
                                               ===========     ===========

DILUTED EARNINGS PER SHARE:
Net income applicable to common shares         $ 5,666,646     $ 2,198,959
                                               ===========     ===========

Weighted average common shares outstanding      19,386,940      13,764,449
Dilutive effect of stock options                   847,744          91,135
                                               -----------     -----------
Weighted average common shares, assuming
   dilutive effect of stock options             20,234,684      13,855,584
                                               ===========     ===========

Diluted earnings per share of common stock     $      0.28     $      0.16
                                               ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The information below discusses the results of operations for the three months ended March 31, 1998 as compared to the results of operations for the three months ended March 31, 1997. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the applicable financial statements, the notes thereto and the other financial data included elsewhere in this Form 10-Q.

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

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997

        Revenues. Revenues increased $80.4 million, or 121.1%, to $146.8 million for the three months ended March 31, 1998 compared to $66.4 million for the three months ended March 31, 1997. This increase was attributable to the results from the 1997 Acquisitions which accounted for approximately $53.7 million of the increase and the results from the 1998 Acquisitions which accounted for approximately $9.2 million of the increase. Also accounting for this increase is an overall increase in the demand for staffing services and internal growth of the Company's existing operations.

        Cost of Services. Cost of services increased $59.0 million, or 114.0%, to $110.8 million for the three months ended March 31, 1998 compared to $51.8 million for the three months ended March 31, 1997. This increase was primarily attributable to an increase in staffing payroll and related benefit costs associated with increased revenues and internal growth. Also accounting for the increase were the results from the 1997 Acquisitions which accounted for approximately $38.8 million of this increase and the 1998 Acquisitions which accounted for approximately $6.4 million of the increase.

         Gross Profit. Gross profit increased $21.4 million, or 146.0%, to $36.0 million for the three months ended March 31, 1998 compared to $14.6 million for the three months ended March 31, 1997. Gross margin increased to 24.5% for the three months ended March 31, 1998 compared to 22.0% for the three months ended March 31, 1997. The increase in gross margin is primarily a result of a larger portion of the Company's revenue base being directly related to the Professional/IT division, which provides higher profit margins than the Commercial division due to the specialized expertise of the temporary personnel. The increase in gross profit is primarily attributable to the Company's increased revenues from internal growth, the 1997 Acquisition and the 1998 Acquisitions.

        Operating Expenses. SG&A increased $13.0 million, or 125.4%, to $23.4 million for the three months ended March 31, 1998 compared to $10.4 million for the three months ended March 31, 1997. This increase was primarily attributable to the results from the 1997 Acquisitions which accounted for approximately $8.2 million of the increase and the 1998 Acquisitions which accounted for $1.2 million of the increase. Also accounting for the increase were increased costs associated with a larger revenue base and the costs associated with the development of corporate infrastructure. SG&A as a percentage of revenues increased to 16.0% for the three months ended March 31, 1998 compared to 15.6% for the three months ended March 31, 1997. Depreciation and amortization expense increased $1.7 million, or 236.6%, to $2.4 million for the three months ended March 31, 1998 compared to $706,000 for the three months ended March 31, 1997. This increase is primarily attributable to amortization of the goodwill associated with the Company's acquisitions.

        Operating Income. Operating income increased $6.7 million, or 188.4%, to $10.2 million for the three months ended March 31, 1998 compared to $3.5 million for the three months ended March 31, 1997. The Company's operating margin increased to 7.0% for the first quarter of 1998 compared to 5.3% for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of funds is from operations, proceeds of Common Stock offerings and borrowings under the Credit Facility (as defined below). The Company's principal uses of cash are to fund acquisitions, working capital and capital expenditures. The Company generally pays its temporary associates and consultants weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice. As new offices are established or acquired, or as existing offices are expanded, the Company has increasing requirements for cash resources to fund growing operations.

        In March 1998, the Company amended and restated its credit facility with Mercantile Bank to increase the borrowing availability from $100.0 million to $175.0 million (the "Credit Facility"). The Credit Facility matures on April 1, 2003 and interest on any borrowings is computed at the Company's option of either LIBOR or Mercantile's prime rate and incrementally adjusted based on the Company's operating leverage ratios. As a result of the recent amendment to the Credit Facility, there is no distinction between a revolving credit line for operations and an acquisition facility, such that borrowings, whether for operations or for acquisitions, may be made up to $175.0 million. For the three month period ended March 31, 1997, the Company paid a quarterly commitment fee equal to 0.25% of the total Credit Facility ($50.0 million at that time). From March 31, 1997 to March 31, 1998, the quarterly commitment fee was determined by multiplying the unused portion of the Credit Facility by a percentage which varied from 0.25% to 0.375% based on the Company's operating leverage ratio. Subsequent to March 31, 1998, the quarterly commitment fee will be determined by multiplying the unused portion of the Credit Facility by a percentage which varies from 0.1875% to 0.25% based on the Company's operating leverage ratio. The Credit Facility is secured by all of the assets of the Company and a pledge of 100% of the stock of all of the Company's subsidiaries. During the three months ended March 31, 1998, the Company had net borrowings of approximately $38.0 million on the Credit Facility which were used: (i) to pay the cash consideration for several of the 1998 Acquisitions; (ii) to fund the additional cash consideration for several of the Company's 1997 Acquisitions; and (iii) for general corporate purposes. As of May 5, 1998, $53.0 million was outstanding on the Credit Facility.

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

        Net cash provided by (used in) operating activities was $4.3 million and ($894,000) for the three months ended March 31, 1998 and 1997, respectively. The net cash provided by or used in operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities.

        Net cash used in investing activities was $37.6 million and $9.5 million for the three months ended March 31, 1998 and 1997, respectively. Cash used in investing activities for both periods was primarily related to the Company's acquisitions.

        Net cash provided by financing activities was $37.7 million and $319,000 for the three months ended March 31, 1998 and 1997, respectively. Cash provided by financing activities for both periods was primarily attributable to the proceeds from debt issued in conjunction with the Company's acquisitions.

        As a result of the foregoing, combined cash and cash equivalents increased by $4.4 million in the first quarter of 1998 and decreased by $10.0 million in the first quarter of 1997.

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

ITEM 2.  CHANGES IN SECURITIES

         In connection with the acquisition of Strategic Legal, the Company issued 46,320 shares of Common Stock to the members of Strategic Legal in January 1998. In connection with the acquisition of ISS, the Company issued 80,910 shares of Common Stock to the stockholders of ISS in February 1998. In connection with the acquisition of Temp Tech, the Company issued 9,603 shares of Common Stock to the stockholders of Temp Tech in March 1998. In connection with the acquisition of FirstChoice, the Company issued 116,517 shares of Common Stock to the stockholders of FirstChoice in March 1998. Each of these transactions was effected without registration of the relevant security under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

           10.22              Amended and Restated Credit Agreement dated March
                              9, 1998, by and among StaffMark, Inc., the lenders named therein (the "Lenders") and Mercantile Bank
                              National Association ("Mercantile"), as agent on behalf of the Lenders.
           10.23              First Amendment to the Amended and Restated Credit
                              Agreement dated March 16, 1998, by and among StaffMark, Inc., the Lenders and Mercantile, as agent on behalf of the Lenders.
           10.24              StaffMark, Inc. Amended and Restated 1996 Stock
                              Option Plan.
           10.25 StaffMark, Inc. Employee Stock Purchase Plan, as amended.
           10.26              StaffMark, Inc. Stock Election Plan for Non-
                              Employee Directors.
           10.27              StaffMark, Inc. Non-Qualified 401(k) Plan.
           11.1 Statement re: computation of per share earnings, reference is made to Note 5 of the StaffMark, Inc.
                              Consolidated Financial Statements contained in this Form 10-Q.
           27.1               Financial Data Schedule for the three months ended
                              March 31, 1998, submitted to the SEC in electronic format.

         (b) Reports on Form 8-K

         1. Report on Form 8-K filed with the SEC on January 23, 1998 to report the acquisition of Strategic Legal Resources, LLC and the Form 8-K/A related thereto filed with the SEC on March 16, 1998.

         2. Report on Form 8-K filed with the SEC on February 23, 1998 to report the financial results for the fiscal year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STAFFMARK, INC.

Date: May 7, 1998                        /s/ CLETE T. BREWER
                                         -------------------------------------
                                         Clete T. Brewer
                                         Chief Executive Officer and President


Date: May 7, 1998                        /s/ TERRY C. BELLORA
                                         -------------------------------------
                                         Terry C. Bellora
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

           10.22              Amended and Restated Credit Agreement dated March
                              9, 1998, by and among StaffMark, Inc., the lenders named therein (the "Lenders") and Mercantile Bank
                              National Association ("Mercantile"), as agent on behalf of the Lenders.
           10.23              First Amendment to the Amended and Restated Credit
                              Agreement dated March 16, 1998, by and among StaffMark, Inc., the Lenders and Mercantile, as agent on behalf of the Lenders.
           10.24              StaffMark, Inc. Amended and Restated 1996 Stock
                              Option Plan.
           10.25 StaffMark, Inc. Employee Stock Purchase Plan, as amended.
           10.26              StaffMark, Inc. Stock Election Plan for Non-Employee
                              Directors.
           10.27              StaffMark, Inc. Non-Qualified 401(k) Plan.
           11.1 Statement re: computation of per share earnings, reference is made to Note 5 of the StaffMark, Inc.
                              Consolidated Financial Statements contained in this Form 10-Q.
           27.1               Financial Data Schedule for the three months ended
                              March 31, 1998, submitted to the SEC in electronic format.