Form 10-Q
period 1998-06-30
STAFFMARK INC
filed 1998-08-13
CIK 1017968

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from           to
                                                            -----------
         ----------

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 12, 1998 was 22,079,913.

                                STAFFMARK, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                     INDEX


                                                                           Index
                                                                           -----
PART I -- FINANCIAL INFORMATION


        ITEM 1 -- FINANCIAL STATEMENTS

        StaffMark, Inc. Consolidated Financial Statements
             Consolidated Statements of Income                                3
             Consolidated Balance Sheets                                      4
             Consolidated Statement of Stockholders' Equity                   5
             Consolidated Statements of Cash Flows                            6
             Notes to Consolidated Financial Statements                       7

        ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

             Introduction                                                     10
             Results for the Three and Six Months Ended June 30, 1998
               Compared to Results for the Three and Six Months Ended
               June 30, 1997                                                  10
             Liquidity and Capital Resources                                  11

PART II - OTHER INFORMATION

        ITEM 1 -- LEGAL PROCEEDINGS                                           13
        ITEM 2 -- CHANGES IN SECURITIES                                       13
        ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13
        ITEM 5 -- OTHER INFORMATION                                           14
        ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                            15
          (a)     Exhibits

          (b)     Reports on Form 8-K

        SIGNATURES                                                            15

                                STAFFMARK, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                          ----------------------------  --------------------------
                                              1998            1997          1998         1997
                                          ------------    ------------  ------------  ------------
SERVICE REVENUES                          $174,913,328    $ 99,296,583  $325,859,523  $165,705,753
COST OF SERVICES                           130,327,995      76,969,432   244,115,779   128,746,203
                                          ------------    ------------  ------------  ------------
           Gross profit                     44,585,333      22,327,151    81,743,744    36,959,550
                                          ------------    ------------  ------------  ------------
OPERATING EXPENSES:
   Selling, general and administrative      27,694,915      14,658,446    51,630,474    25,046,438
   Depreciation and amortization             2,656,882       1,071,867     5,032,091     1,777,443
   Nonrecurring merger costs                 1,120,496               -     1,120,496             -
                                          ------------    ------------  ------------  ------------
           Operating income                 13,113,040       6,596,838    23,960,683    10,135,669
                                          ------------    ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest expense                         (1,147,651)       (492,865)   (1,777,034)     (543,353)
   Other, net                                  (50,249)         14,833       (49,276)      253,539
                                          ------------    ------------  ------------  ------------
INCOME BEFORE INCOME TAXES                  11,915,140       6,118,806    22,134,373     9,845,855
PROVISION FOR INCOME TAXES                   4,885,207       2,508,711     9,075,093     4,036,801
                                          ------------    ------------  ------------  ------------
           NET INCOME                     $  7,029,933    $  3,610,095  $ 13,059,280  $  5,809,054
                                          ============    ============  ============  ============
BASIC EARNINGS PER SHARE                  $       0.34    $       0.25  $       0.64  $       0.41
                                          ============    ============  ============  ============
DILUTED EARNINGS PER SHARE                $       0.33    $       0.24  $       0.62  $       0.40
                                          ============    ============  ============  ============
BASIC EARNINGS PER SHARE
EXCLUDING MERGER COSTS                    $       0.37    $       0.25  $       0.68  $       0.41
                                          ============    ============  ============  ============
DILUTED EARNINGS PER SHARE
EXCLUDING MERGER COSTS                    $       0.36    $       0.24  $       0.65  $       0.40
                                          ============    ============  ============  ============


        The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30,        DECEMBER 31,
                                                                1998             1997
                                                            -------------   ---------------
                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                               $   4,409,997   $       304,995
    Accounts receivable, net of allowance
      for doubtful accounts                                    81,086,180        56,707,089
    Prepaid expenses and other                                  4,701,497         4,706,313
    Deferred income taxes                                       1,609,881           851,284
                                                            -------------   ---------------
                     Total current assets                      91,807,555        62,569,681
PROPERTY AND EQUIPMENT, net                                    14,357,314         9,536,164
INTANGIBLE ASSETS, net                                        304,573,919       172,807,775
OTHER ASSETS                                                    1,451,738         3,735,628
                                                            -------------   ---------------
                                                            $ 412,190,526   $   248,649,248
                                                            =============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and other accrued liabilities          $   5,990,345   $    10,024,096
    Payroll and related liabilities                            19,245,239        11,580,706
    Reserve for workers' compensation claims                    6,526,418         6,108,748
    Income taxes payable                                        2,322,166         2,677,191
                                                            -------------   ---------------
                     Total current liabilities                 34,084,168        30,390,741

LONG TERM DEBT                                                112,560,000        12,000,000
OTHER LONG TERM LIABILITIES                                    36,313,782         9,658,774
DEFERRED INCOME TAXES                                           1,968,883         1,314,629
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized shares of
       10,000,000; no shares issued or outstanding                      -                 -
    Common stock, $.01 par value; authorized shares of
       200,000,000; shares issued and outstanding of
       20,764,308 in 1998 and 19,138,636 in 1997                  207,643           191,386
    Paid-in capital                                           191,914,652       176,195,026
    Retained earnings                                          35,141,398        18,898,692
                                                            -------------   ---------------
                     Total stockholders' equity               227,263,693       195,285,104
                                                            -------------   ---------------
                                                            $ 412,190,526   $   248,649,248
                                                            =============   ===============

      The accompanying notes are an integral part of these balance sheets.

                                STAFFMARK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                     COMMON STOCK
                                                 ---------------------       PAID-IN        RETAINED
                                                   SHARES      AMOUNT        CAPITAL        EARNINGS          TOTAL
                                                 ----------   --------     ------------    -----------     ------------
BALANCE, December 31, 1997                       19,138,636   $191,386     $176,195,026    $18,898,692     $195,285,104

  Effect of business combinations                 1,596,862     15,968       15,191,869      3,183,426       18,391,263

  Exercise of stock options                          13,344        134          104,608              -          104,742

  Employee stock purchase plan                       15,466        155          423,149              -          423,304

  Net income                                              -          -                -     13,059,280       13,059,280
                                                 ----------   --------     ------------    -----------     ------------
BALANCE, June 30, 1998                           20,764,308   $207,643     $191,914,652    $35,141,398     $227,263,693
                                                 ==========   ========     ============    ===========     ============


         The accompanying notes are an integral part of this statement.

                                STAFFMARK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                -------------------------  --------------------------
                                                                   1998           1997         1998           1997
                                                                ----------     ----------  ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $7,029,933     $3,610,095   $13,059,280    $5,809,054
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                          2,656,882      1,071,867     5,032,091     1,777,443
          Provision for bad debts                                  489,338              -       729,186       148,528
          Deferred income taxes                                   (787,941)    (1,190,040)   (1,347,470)   (2,278,141)
          Change in operating assets and liabilities,
           net of effects of acquisitions:
               Accounts receivable                              (3,149,542)    (4,077,792)   (9,048,659)   (9,960,499)
               Prepaid expenses and other                          799,452        214,707     2,290,074       (50,807)
               Other assets                                        902,748        549,968       677,203       657,973
               Accounts payable and other accrued liabilities   (4,173,456)       180,283    (8,994,599)      438,626
               Payroll and related liabilities                    (449,084)     2,533,598     5,870,111     5,818,216
               Reserve for workers' compensation claims            422,932        497,840       462,927     1,066,629
               Income taxes payable                             (2,846,162)    (1,183,093)     (918,614)   (1,925,409)
               Accrued interest                                     59,653        460,552       185,615       438,421
               Other long-term liabilities                         460,969     (1,457,184)      126,641    (1,561,833)
               Other                                               149,253       (141,939)     (407,484)     (203,463)
                                                                ----------     ----------  ------------    ----------
                   Net cash provided by operating activities     1,564,975      1,068,862     7,716,302       174,738
                                                                ----------     ----------  ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired             (62,770,650)   (41,800,708)  (99,620,650)  (50,930,702)
   Capital expenditures                                         (2,604,721)    (1,553,794)   (4,746,432)   (1,923,674)
                                                                ----------     ----------  ------------    ----------
                   Net cash used in investing activities       (65,375,371)   (43,354,502) (104,367,082)  (52,854,376)
                                                                ----------     ----------  ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                     96,900,000     43,110,750   142,200,000    43,430,000
   Payments on borrowings                                      (34,290,000)    (1,935,244)  (41,640,000)   (1,935,244)
   Proceeds from stock purchase plan and stock option exercises    385,856              -       528,046             -
   Deferred financing costs                                        (56,333)             -      (332,264)            -
                                                                ----------     ----------  ------------    ----------
                   Net cash provided by financing activities    62,939,523     41,175,506   100,755,782    41,494,756
                                                                ----------     ----------  ------------    ----------
Net increase (decrease) in cash and cash equivalents              (870,873)    (1,110,134)    4,105,002   (11,184,882)
CASH AND CASH EQUIVALENTS, beginning of period                   5,280,870      3,781,674       304,995    13,856,422
                                                                ----------     ----------  ------------    ----------
CASH AND CASH EQUIVALENTS, end of period                        $4,409,997     $2,671,540  $  4,409,997    $2,671,540
                                                                ==========     ==========  ============    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                             $1,048,347     $  290,014  $  1,428,516    $  326,243
                                                                ==========     ==========  ============    ==========
      Income taxes paid                                         $8,206,060     $2,510,550  $ 11,000,145    $4,533,450
                                                                ==========     ==========  ============    ==========

        The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.      DESCRIPTION OF BUSINESS:

        StaffMark, Inc. ("StaffMark" or the "Company") provides diversified staffing, professional and consulting services to businesses, professional and service organizations, governmental agencies and medical niches. The Company recognizes revenues upon the performance of services. The Company generally compensates its temporary associates and consultants only for hours actually worked; therefore, wages of the temporary associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, certain of the Company's professional and information technology consultants are full-time, salaried employees. Cost of services primarily consists of wages paid to temporary associates, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent and recruitment expenses.

         As of June 30, 1998, StaffMark operated offices in 29 states, Canada, South Africa, the United Kingdom and Thailand and provides staffing in the Commercial and Professional/Information Technology ("Professional/IT") service lines. StaffMark extends trade credit to customers representing a variety of industries. There are no individual customers that account for more than 10% of service revenues of StaffMark in any of the periods presented.

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

         The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the interim periods presented. The accompanying statements of income and cash flows for the three and six months ended June 30, 1997 have been restated to reflect the July 1997 acquisition of Baker Street Group, Inc., which was accounted for as a pooling-of-interests. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in StaffMark's Annual Report on Form 10-K as filed with the SEC on March 13, 1998.

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

4.       BUSINESS COMBINATIONS:

         During the second quarter of 1998, the Company acquired seven businesses. These acquired companies along with the four acquisitions made in the first quarter of 1998 are collectively referred to as the "1998 Acquisitions." DPSC Technology Consultants, Inc. ("DPSC") is located in Baltimore Maryland and provides information technology and consulting services. Tempway Services, Inc. ("Tempway") provides clerical and administrative staffing services in the Atlanta, Georgia metropolitan area. Tribase Systems, Inc. ("Tribase") is located in Florham Park, New Jersey and provides information technology and consulting services primarily to customers in New York City. Progressive Resources, Inc. ("Progressive") is headquartered in New York City and provides traditional office staffing as well as clerical, office automation, and desktop publishing services in New York and New Jersey. KnowledgeSoft, Inc. ("KSI") is located in Mechanicsburg, Pennsylvania and provides information technology solutions. The Matrix Group ("Matrix") is located in Las Vegas, Nevada and provides clerical, technical and administrative staffing and placement services. Essex Computer Service, Inc. ("Essex") is located in Ft. Lauderdale, Florida and provides information technology services. The Company's 1998 Acquisitions had cumulative fiscal 1997 revenues of approximately $101.1 million.

         The Company's mergers with DPSC, Tempway and Tribase have been accounted for as pooling-of-interest transactions. Nonrecurring merger costs incurred for these transactions totaled approximately $1.1 million and, in accordance with Accounting Principles Board Opinion No. 16, have been reflected in expense in the current period.

         The accompanying balance sheet as of June 30, 1998 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The excess of purchase price over net assets acquired has been included in intangible assets and is being amortized over a period of 30 years.

         The Company acquired 19 staffing and professional service companies during 1997. The 1997 acquisitions of Flexible Personnel, Inc. and related entities ("Flexible"), Global Dynamics, Inc., Lindenberg & Associates, Inc., Expert Business Systems, Incorporated, H. Allen & Company, Inc., RHS Associates, Inc., EMJAY Careers, Inc. and EMJAY Contracts, Inc., and Structured Logic Company, Inc. ("Structured Logic") were considered significant. These significant 1997 acquisitions along with Strategic Legal and Progressive during 1998 are collectively referred to as the "Significant Acquisitions." The unaudited consolidated results of operations on a pro forma basis as though the Significant Acquisitions had been acquired as of the beginning of 1997 are presented below. Note that the pro forma information presented below does not reflect the reductions in salaries that certain owners of the Significant Acquisitions agreed to in conjunction with the acquisitions discussed above or nonrecurring merger costs incurred in connection with several of the Company's pooling-of-interest transactions. The remaining 1998 acquisitions have not been significant and, therefore, have not been included in the following pro forma presentation. Management believes this information reflects all adjustments necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     1998          1997            1998           1997
                                                 ------------   ------------   ------------    ------------
Revenue                                          $178,104,578   $126,199,582   $337,063,944    $233,900,424
                                                 ============   ============   ============    ============
Net income                                       $  7,911,196   $  4,825,817   $ 14,190,642    $  7,745,610
                                                 ============   ============   ============    ============
Basic earnings per share                         $       0.38   $       0.31   $       0.70    $       0.50
                                                 ============   ============   ============    ============
Diluted earnings per share                       $       0.36   $       0.30   $       0.66    $       0.49
                                                 ============   ============   ============    ============

         In addition to the purchase prices disclosed below, certain of the acquisition agreements include provisions for the payment of additional consideration which is contingent upon the achievement of certain performance measures of the acquired company, typically during the twelve months immediately following the transaction. Although the contingent consideration could be significant to the accompanying financial statements, the amounts are not currently determinable and, accordingly, have no been reflected in the Company's financial statements. The obligations for this contingent consideration, which will be payable in a combination of cash and the Company's common stock ("Common Stock"), will be recorded in the Company's financial statements when they become fixed and determinable.

         The aggregate consideration of acquisitions during the six months ended June 30, 1998, which includes consideration paid for companies acquired in the current period, as well as contingent consideration paid to the former owners of companies acquired in previous periods consisted of $99.6 million in cash and
1.6 million shares of Common Stock.

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



                                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                           1998           1997            1998         1997
                                                                      -------------- ---------------  ------------ -------------
BASIC EARNINGS PER SHARE:
Net income applicable to common shares                                $    7,029,933 $     3,610,095  $ 13,059,280 $   5,809,054
                                                                      ============== ===============  ============ =============
Weighted average common shares outstanding                                20,585,628      14,585,684    20,275,185    14,178,351
                                                                      ============== ===============  ============ =============
Basic earnings per share of common stock                              $         0.34 $          0.25  $       0.64 $        0.41
                                                                      ============== ===============  ============ =============
Basic earnings per share of common stock excluding merger costs       $         0.37 $          0.25  $       0.68 $        0.41
                                                                      ============== ===============  ============ =============
DILUTED EARNINGS PER SHARE:
Net income applicable to common shares                                $    7,029,933 $     3,610,095  $ 13,059,280 $   5,809,054
                                                                      ============== ===============  ============ =============
Weighted average common shares outstanding                                20,585,628      14,585,684    20,275,185    14,178,351
Dilutive effect of stock options                                           1,043,611         339,543       949,189       218,168
                                                                      -------------- ---------------  ------------ -------------
Weighted average common shares including
dilutive effect of stock options                                          21,629,239      14,925,227    21,224,374    14,396,519
                                                                      ============== ===============  ============ =============
Diluted earnings per share of common stock                            $         0.33 $          0.24  $       0.62 $        0.40
                                                                      ============== ===============  ============ =============
Diluted earnings per share of common stock excluding merger costs     $         0.36 $          0.24  $       0.65 $        0.40
                                                                      ============== ===============  ============ =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The information below discusses the results of operations for the three and six months ended June 30, 1998 as compared to the results of operations for the three and six months ended June 30, 1997. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the applicable financial statements, the notes thereto and the other financial data included elsewhere in this Form 10-Q.

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

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues increased $75.6 million, or 76.2%, to $174.9 million for the three months ended June 30, 1998 compared to $99.3 million for the three months ended June 30, 1997. Revenues increased $160.2 million, or 96.6%, to $325.9 million for the six months ended June 30, 1998 compared to $165.7 million for the six months ended June 30, 1997. These increases are attributable to the continued growth of the Company's existing operations and results from the 1998 Acquisitions which accounted for approximately $32.1 million of the increase for the three months ended June 30, 1998 and $44.1 million of the increase for the six months ended June 30, 1998.

         Cost of Services. Cost of services increased $53.4 million, or 69.3%, to $130.3 million for the three months ended June 30, 1998 compared to $77.0 million for the three months ended June 30, 1997. Cost of services increased $115.4 million, or 89.6%, to $244.1 million for the six months ended June 30, 1998 compared to $128.7 million for the six months ended June 30, 1997. These increases were primarily attributable to an increase in staffing payroll and related benefit costs associated with increased revenues and a change in the Company's business mix toward the Professional/IT division which has higher payroll rates. Also accounting for the increase were the results from the 1998 Acquisitions, which accounted for approximately $22.1 million of the increase for the three months ended June 30, 1998 and $30.3 million of the increase for the six months ended June 30, 1998.

         Gross Profit. Gross profit increased $22.3 million, or 99.7%, to $44.6 million for the three months ended June 30, 1998 compared to $22.3 million for the three months ended June 30, 1997. Gross profit increased $44.8 million, or 121.2%, to $81.7 million for the six months ended June 30, 1998 compared to $37.0 million for the six months ended June 30, 1997. The increase in gross profit is primarily attributable to the Company's increased revenues from internal growth and the Company's acquisitions. Gross margin increased to 25.5% for the three months ended June 30, 1998 compared to 22.5% for the three months ended June 30, 1997 and to 25.1% for the six months ended June 30, 1998 compared to 22.3% for the six months ended June 30, 1997. The increases in gross margin are primarily a result of a larger portion of the Company's revenue base being directly related to the Professional/IT division, which provides higher profit margins than the Commercial division.

         Operating Expenses. SG&A increased $14.2 million, or 96.6%, to $28.8 million for the three months ended June 30, 1998 compared to $14.7 million for the three months ended June 30, 1997. SG&A increased $27.7 million, or 110.6%, to $52.8 million for the six months ended June 30, 1998 compared to $25.0 million for the six months ended June 30, 1997. These increases in part were attributable to the results from the 1998 Acquisitions, which accounted for approximately $4.5 million of the increase for the three months ended June 30, 1998 and $6.2 million of the increase for the six months ended June 30, 1998. Also accounting for the increase were nonrecurring merger costs associated with several of the

Company's 1998 Acquisitions, increased costs associated with a larger revenue base, and costs associated with the development of corporate infrastructure. SG&A as a percentage of revenues increased to 16.5% for the three months ended June 30, 1998 compared to 14.8% for the three months ended June 30, 1997. SG&A as a percentage of revenues increased to 16.2% for the six months ended June 30, 1998 compared to 15.1% for the six months ended June 30, 1997. The increases in SG&A as a percentage of revenue are related to costs associated with the Company's efforts to increase the Professional/IT division to become a larger percentage of the overall business, nonrecurring merger costs and the development of the corporate infrastructure. Depreciation and amortization expense increased $1.6 million, or 147.9%, to $2.7 million for the three months ended June 30, 1998 compared to $1.1 million for the three months ended June 30, 1997. Depreciation and amortization expense increased $3.3 million, or 183.1%, to $5.0 million for the six months ended June 30, 1998 compared to $1.8 million for the six months ended June 30, 1997. These increases are primarily attributable to amortization of goodwill associated with the Company's acquisitions.

         Operating Income. Operating income increased $6.5 million, or 98.8%, to $13.1 million for the three months ended June 30, 1998 compared to $6.6 million for the three months ended June 30, 1997. Operating income increased $13.8 million, or 136.4%, to $24.0 million for the six months ended June 30, 1998 compared to $10.1 million for the six months ended June 30, 1997. The Company's operating margin increased to 7.5% for the three months ended June 30, 1998 compared to 6.6% for the three months ended June 30, 1997. The Company's operating margin increased to 7.4% for the six months ended June 30, 1998 compared to 6.1% for the six months ended June 30, 1997. Excluding the nonrecurring merger costs associated with several of the 1998 Acquisitions, the Company's operating income increased $7.6 million, or 115.8%, to $14.2 million for the three months ended June 30, 1998 and increased $14.9 million, or 147.5%, to $25.1 million for the six months ended June 30, 1998. Operating margin, exclusive of these merger costs, was 8.1% for the three months ended June 30, 1998 and 7.7% for the six months ended June 30, 1998.

         Interest Expense. Interest expense was $1.1 million and $1.8 million for the three and six months ended June 30, 1998, respectively, as compared to $493,000 and $543,000 for the three and six months ended June 30, 1997, respectively. These increases in interest expense are primarily related to borrowings on the Credit Facility (as defined below) used to fund the cash portion of acquisition consideration.

         Earnings before interest, taxes, depreciation and amortization. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $15.8 million and $29.0 million for the three and six months ended June 30, 1998, respectively, as compared to $7.7 million and $11.9 million for the three and six months ended June 30, 1997, respectively. EBITDA as a percentage of revenue increased to 9.0% and 8.9% for the three and six months ended June 30, 1998, respectively, as compared to 7.7% and 7.2% for the three and six months ended June 30, 1997. Exclusive of nonrecurring merger costs, EBITDA was $16.9 million and $30.1 million for the three and six months ended June 30, 1998, respectively. EBITDA margin excluding nonrecurring merger costs was 9.7% and 9.2% for the three and six months ended June 30, 1998, respectively.

         Net Income. Net income increased $3.4 million, or 94.7%, to $7.0 million for the three months ended June 30, 1998 compared to $3.6 million for the three months ended June 30, 1997. Net income increased $7.3 million, or 124.8%, to $13.1 million for the six months ended June 30, 1998 compared to $5.8 million for the six months ended June 30, 1997. Excluding the nonrecurring merger costs associated with several of the 1998 Acquisitions, the Company's net income increased $4.1 million, or 113.0%, to $7.7 million for the three months ended June 30, 1998 and increased $7.9 million, or 136.2%, to $13.7 million for the six months ended June 30, 1998 as a result of the factors described above.

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

         In March 1998, the Company amended and restated its credit facility with the members of its bank group to increase the borrowing availability from $100.0 million to $175.0 million (the "Credit Facility"). The Credit Facility matures on April 1, 2003. Interest on any borrowings is computed at the Company's option of either LIBOR or the bank group's prime rate and incrementally adjusted based on the Company's operating leverage ratios. As a result of the recent amendment to the Credit Facility, there is no distinction between a revolving credit line for operations and an acquisition facility, such that borrowings, whether for operations or for acquisitions, may be made up to $175.0 million. For the three month period ended March 31, 1997, the Company paid a quarterly commitment fee equal to 0.25% per annum of the total Credit Facility ($50.0 million at that time). From March 31, 1997 to June 30, 1998, the quarterly commitment fee was determined by multiplying the unused portion of the Credit Facility by a percentage which varied from 0.25% to 0.375% per annum based on the Company's operating leverage ratio. Subsequent to March 31, 1998, the quarterly commitment fee is determined by multiplying the unused portion of the Credit Facility by a percentage which varies from 0.1875% to 0.25% per annum based on the Company's operating leverage ratios. The Credit Facility is secured by all of the assets of the Company and a pledge of 100% of the stock of all of the Company's subsidiaries. During the three and six months ended June 30, 1998, the Company had net borrowings of approximately $62.6 million and $100.6 million, respectively, on the Credit Facility which were used: (i) to pay the cash consideration for several of the Company's acquisitions; (ii) to fund the additional cash consideration for several of the Company's 1997 acquisitions; and (iii) for general corporate purposes. The Company has received a commitment letter from the bank group to increase the Credit Facility up to $250.0 million, along with reduced coverage ratios, more favorable interest rates and removal of certain of the Company's assets as collateral. The Company believes that this amendment will be finalized before September 30, 1998. As of August 11, 1998, $105.2 million was outstanding on the Credit Facility.

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

         Net cash provided by operating activities was $1.6 million and $1.1 million for the three months ended June 30, 1998 and 1997, respectively, and $7.7 million and $175,000 for the six months ended June 30, 1998 and 1997, respectively. The net cash provided by operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities.

         Net cash used in investing activities was $65.4 million and $43.4 million for the three months ended June 30, 1998 and 1997, respectively, and $104.4 million and $52.9 million for the six months ended June 30, 1998 and 1997, respectively. Net cash used in investing activities for all periods presented was primarily related to the Company's acquisitions.

         Net cash provided by financing activities was $62.9 million, and $41.2 million for the three months ended June 30, 1998 and 1997, respectively, and $100.8 million and $41.5 million for the six months ended June 30, 1998 and 1997, respectively. Cash provided by financing activities for all periods presented was primarily attributable to the proceeds from the debt issued in conjunction with the Company's acquisitions.

         As a result of the foregoing, combined cash and cash equivalents decreased $871,000 for the three months ended June 30, 1998, increased $4.1 million for the six months ended June 30, 1998, decreased $1.1 million for the three months ended June 30, 1997, and decreased $11.2 million for the six months ended June 30, 1997, respectively.

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

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. As part of its operating strategy, the Company is implementing one primary front office software package (Caldwell-Spartin) in a majority of its Commercial offices and one primary search and retrieval software package (EZ Access) in a majority of its Professional/IT offices. In addition, the Company has selected and implemented the PeopleSoft system for its back office, administrative and accounting systems. All of these software systems have the ability to process transactions with dates for the Year 2000 and beyond at no incremental cost and, accordingly, the Company believes that Year 2000 costs with respect to these software systems are not expected to have a material impact on the Company's financial condition or results of operations.

         As to software systems and applications utilized by entities acquired or to be acquired by the Company, the Company anticipates that upgrades and/or conversions may be required to ensure that these systems and applications are Year 2000 compliant. As to these software systems and applications, the Company believes that any such upgrades and/or conversions will be timely made and are not expected to have a material impact on the Company's financial condition or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES

        In connection with the acquisition of DPSC, the Company issued 176,366 shares of Common Stock to the stockholders of DPSC in April 1998. In connection with the acquisition of Tempway, the Company issued 169,342 shares of Common Stock to the stockholders of Tempway in April 1998. In connection with the acquisition of Tribase, the Company issued 575,132 shares of Common Stock to the stockholders of Tribase in May 1998. In connection with the acquisition of the assets of Progressive, the Company issued 211,496 shares of Common Stock to Progressive in June 1998. In connection with the acquisition of KSI, the Company issued 28,312 shares of Common Stock to KnowledgeSoft, Inc., of which KSI was an operating division, in June 1998. In connection with the acquisition of the assets of Matrix, the Company issued 21,814 shares of Common Stock to Matrix in June 1998. In connection with contingent consideration payments regarding the Flexible and Structured Logic acquisitions which were consummated in 1997, the Company issued 5,733 and 154,064 shares of Common Stock, respectively, to the entities that sold assets to the Company in each of these acquisitions. Each of these issuances described above was effected without registration of the relevant securities under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on May 8, 1998 (the "Meeting"). For purposes of voting for the election of Directors, the amendment to the Company's Certificate of Incorporation and the approval and ratification of the Amended and Restated 1996 Stock Option Plan, as well as such other business as may have properly come before the Meeting, there were 19,273,632 shares of outstanding Common Stock entitled to vote at the Meeting. Of those outstanding shares, 16,942,919 were represented either in person or by proxy at the Meeting. The stockholders voted on and approved the matters described below, with the voting results therein noted at the Meeting:

                       Election Matter 1. - Election of Directors
           ---------------------------------------------------------------------
                                                                       Authority
                 Name                                 For              Withheld
           ----------------                        ----------          ---------
           Jerry T. Brewer                         16,509,716          433,203
           Clete T. Brewer                         16,509,716          433,203
           W. David Bartholomew                    16,509,716          433,203
           Steven E. Schulte                       16,509,716          433,203
           John H. Maxwell, Jr.                    16,509,566          433,353
           Janice Blethen                          16,507,781          435,138
           William T. Gregory                      16,509,716          433,203
           William J. Lynch                        16,509,716          433,203
           R. Clayton McWhorter                    16,509,516          433,403
           Charles A. Sanders, M.D.                16,509,516          433,403

           Election Matter 2. - Adoption of Amendment to the
              Company's Certificate of Incorporation, as
            amended, to Increase the Company's Authorized
                Common Stock and Preferred Stock
           --------------------------------------------------
           Shares Voted For                        10,501,564
           Shares Voted Against                     4,729,484
           Abstentions                                 17,547
           Broker Non-Votes                         1,694,324
           --------------------------------------------------

            Election Matter 3. - Approval and Ratification of
           the Amended and Restated 1996 Stock Option Plan
           --------------------------------------------------

           Shares Voted For                        16,559,998
           Shares Voted Against                       353,801
           Abstentions                                 29,120

        No other matters to be voted upon were brought before the Meeting.

ITEM 5.  OTHER INFORMATION

         The SEC requires a registrant to provide stockholders notice of deadlines for timely submission of certain types of stockholder proposals that stockholders wish to present for a vote at a registrant's annual meeting. These deadlines are set based on certain SEC rules as they relate to the registrant's annual meeting date and relevant provisions of its charter and by-laws. Set forth below are the deadlines applicable to Company's stockholders. The Company's Board of Directors has not yet acted to set a 1999 Annual Meeting date, thus the following dates are based on an assumed Annual Meeting date of May 8, 1999 and assumed proxy statement mailing date of March 25, 1999 for the Company's 1999 Annual Meeting.

         Stockholder proposals submitted outside the process of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be received by February
8, 1999, or they will be considered untimely. In the event a stockholder does not timely notify the Company concerning stockholder proposals, the Company will have the right to exercise its discretionary authority (through the right conferred upon its proxies) to vote against such stockholder proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

         11.1 Statement re: computation of per share earnings, reference is made to Note 5 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-Q.

         27.1 Financial Data Schedule for the three months ended June 30, 1998, submitted to the SEC in electronic format.

        (b) Reports on Form 8-K

         1. Report on Form 8-K filed with the SEC on June 19, 1998 to report the acquisition of Progressive Resources, Inc. on June 5, 1998.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STAFFMARK, INC.


Date: August 12, 1998                     /s/ CLETE T. BREWER
                                          -------------------
                                          Clete T. Brewer
                                          Chief Executive Officer and President

Date: August 12, 1998
                                          /s/ TERRY C. BELLORA
                                          --------------------
                                          Terry C. Bellora
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
27.1                          -- Financial Data Schedule