Form 10-Q
period 1998-09-30
STAFFMARK INC
filed 1998-11-13
CIK 1017968

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
       (MARK ONE)

       [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 13, 1998 was 22,273,963.

                                 STAFFMARK, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX

                                                                                                            INDEX
                                                                                                           -------
PART I -- FINANCIAL INFORMATION

    ITEM 1 -- FINANCIAL STATEMENTS

    StaffMark, Inc. Consolidated Financial Statements
          Consolidated Statements of Income                                                                   3
          Consolidated Balance Sheets                                                                         4
          Consolidated Statements of Cash Flows                                                               5
          Notes to Consolidated Financial Statements                                                          6

    ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          Introduction                                                                                        9
          Results for the Three and Nine Months  Ended  September  30, 1998  Compared to
            Results for the Three and Nine Months Ended September 30, 1997                                    9
          Liquidity and Capital Resources                                                                     11

PART II -- OTHER INFORMATION

    ITEM 1 -- LEGAL PROCEEDINGS                                                                               13
    ITEM 2 -- CHANGES IN SECURITIES                                                                           13
    ITEM 5 -- OTHER INFORMATION                                                                               13
    ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                                                14
      (a)     Exhibits

      (b)     Reports on Form 8-K

    SIGNATURES                                                                                                15

                                 STAFFMARK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                            --------------------------------      --------------------------------
                                                                1998               1997               1998               1997
                                                            -------------      -------------      -------------      -------------

SERVICE REVENUES                                            $ 195,960,227      $ 121,557,009      $ 535,100,768      $ 287,262,762
COST OF SERVICES                                              145,357,836         94,637,419        398,734,724        223,383,622
                                                            -------------      -------------      -------------      -------------
              Gross profit                                     50,602,391         26,919,590        136,366,044         63,879,140
                                                            -------------      -------------      -------------      -------------

OPERATING EXPENSES:
     Selling, general and administrative                       29,513,504         16,915,678         83,851,323         41,962,116
     Depreciation and amortization                              3,318,422          1,439,718          8,442,153          3,217,161
     Nonrecurring merger costs                                    535,693               --            1,656,189               --
                                                            -------------      -------------      -------------      -------------
              Operating income                                 17,234,772          8,564,194         42,416,379         18,699,863
                                                            -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
     Interest expense                                          (2,044,740)          (435,099)        (3,835,501)          (978,452)
     Other, net                                                  (201,393)           153,638           (250,669)           407,177
                                                            -------------      -------------      -------------      -------------

INCOME BEFORE INCOME TAXES                                     14,988,639          8,282,733         38,330,209         18,128,588
PROVISION FOR INCOME TAXES                                      5,845,569          3,395,921         15,402,582          7,432,722
                                                            -------------      -------------      -------------      -------------
              NET INCOME                                    $   9,143,070      $   4,886,812      $  22,927,627      $  10,695,866
                                                            =============      =============      =============      =============

BASIC EARNINGS PER SHARE                                    $        0.41      $        0.30      $        1.05      $        0.71
                                                            =============      =============      =============      =============

DILUTED EARNINGS PER SHARE                                  $        0.40      $        0.28      $        1.01      $        0.70
                                                            =============      =============      =============      =============

BASIC EARNINGS PER SHARE EXCLUDING MERGER COSTS             $        0.43      $        0.30      $        1.10      $        0.71
                                                            =============      =============      =============      =============

DILUTED EARNINGS PER SHARE EXCLUDING MERGER COSTS           $        0.42      $        0.28      $        1.06      $        0.70
                                                            =============      =============      =============      =============


        The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1998             1997
                                                                                ------------     ------------
                                                                                          (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                $  5,827,309     $    304,995
       Accounts receivable, net of allowance
          for doubtful accounts                                                   96,732,926       56,707,089
       Prepaid expenses and other                                                  4,851,240        4,706,313
       Deferred income taxes                                                       1,537,571          851,284
                                                                                ------------     ------------
                         Total current assets                                    108,949,046       62,569,681
PROPERTY AND EQUIPMENT, net                                                       15,894,495        9,536,164
INTANGIBLE ASSETS, net                                                           319,424,952      172,807,775
OTHER ASSETS                                                                         994,553        3,735,628
                                                                                ------------     ------------
                                                                                $445,263,046     $248,649,248
                                                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and other accrued liabilities                           $  7,304,300     $ 10,024,096
       Payroll and related liabilities                                            30,076,997       11,580,706
       Reserve for workers' compensation claims                                    7,018,534        6,108,748
       Income taxes payable                                                        3,466,735        2,677,191
                                                                                ------------     ------------
                         Total current liabilities                                47,866,566       30,390,741

LONG TERM DEBT                                                                   138,808,135       12,000,000
OTHER LONG TERM LIABILITIES                                                       17,034,103        9,658,774
DEFERRED INCOME TAXES                                                              2,510,578        1,314,629
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value; authorized shares of
           10,000,000; no shares issued or outstanding                                    --               --
       Common stock, $.01 par value; authorized shares of
           200,000,000; shares issued and outstanding of
           22,153,805 in 1998 and 19,138,636 in 1997                                 221,538          191,386
       Paid-in capital                                                           193,545,339      176,195,026
       Retained earnings                                                          45,276,787       18,898,692
                                                                                ------------     ------------
                         Total stockholders' equity                              239,043,664      195,285,104
                                                                                ------------     ------------
                                                                                $445,263,046     $248,649,248
                                                                                ============     ============


      The accompanying notes are an integral part of these balance sheets.

                                 STAFFMARK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                             --------------------------------      -------------------------------
                                                                  1998              1997               1998              1997
                                                             -------------      -------------      -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $   9,143,070      $   4,886,812      $  22,927,627     $  10,695,866
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                          3,318,422          1,439,718          8,442,153         3,217,161
          Provision for bad debts                                  214,055            116,486            943,241           265,014
          Deferred income taxes                                     21,775           (379,814)        (1,202,783)       (2,657,955)
           Change in operating assets and liabilities,
             net of effects of acquisitions:
               Accounts receivable                             (10,649,627)        (2,020,419)       (20,252,386)      (11,980,918)
               Prepaid expenses and other                          (13,089)           150,661          1,376,488            99,854
               Other assets                                        602,752            (72,433)         2,680,175           585,540
               Accounts payable and other accrued
                 liabilities                                     1,080,866           (143,879)        (7,336,804)          294,747
               Payroll and related liabilities                   8,708,167            (69,125)        14,713,532         5,749,091
               Reserve for workers' compensation claims            442,116             35,344            905,043         1,101,973
               Income taxes payable                                800,178          2,347,302            166,687           421,893
               Other long-term liabilities                      (1,892,697)              --           (2,754,793)             --
               Other                                              (190,244)        (1,767,288)          (351,966)       (3,126,167)
                                                             -------------      -------------      -------------     -------------
                    Net cash provided by operating
                    activities                                  11,585,744          4,523,365         20,256,214         4,666,099
                                                             -------------      -------------      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses, net of cash acquired             (35,844,343)       (26,003,694)      (135,836,232)      (76,934,396)
     Capital expenditures                                       (1,604,985)        (1,443,570)        (6,522,377)       (3,367,244)
                                                             -------------      -------------      -------------     -------------
                    Net cash used in investing activities      (37,449,328)       (27,447,264)      (142,358,609)      (80,301,640)
                                                             -------------      -------------      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net of offering costs                    --         94,918,892                --         94,918,892
     Proceeds from borrowings                                   60,918,135          7,919,818        203,118,135        51,349,818
     Payments on borrowings                                    (34,670,000)       (51,349,818)       (76,310,000)      (53,285,062)
     Proceeds from stock purchase plan and stock option
       exercises                                                   282,316               --              528,046              --
     Deferred financing costs                                     (268,636)              --             (600,900)             --
                                                             -------------      -------------      -------------     -------------
                    Net cash provided by financing
                    activities                                  26,261,815         51,488,892        126,735,281        92,983,648
                                                             -------------      -------------      -------------     -------------

Net increase in cash and cash equivalents                          398,231         28,564,993          4,632,886        17,348,107
CASH AND CASH EQUIVALENTS, beginning of period                   5,429,078          2,639,536          1,194,423        13,856,422
                                                             -------------      -------------      -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                     $   5,827,309      $  31,204,529      $   5,827,309       $31,204,529
                                                             =============      =============      =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Interest paid                                      $   2,344,548      $     529,868      $   3,909,440     $     856,111
                                                             =============      =============      =============     =============
          Income taxes paid                                  $   4,847,420      $   2,714,425      $  16,301,634     $   7,247,875
                                                             =============      =============      =============     =============


        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       DESCRIPTION OF BUSINESS:

        StaffMark, Inc. ("StaffMark" or the "Company") provides diversified staffing, professional, consulting and solutions services to businesses, professional and service organizations and governmental agencies. The Company recognizes revenues upon the performance of services. The Company generally compensates its temporary associates and consultants only for hours actually worked; therefore, wages of the temporary associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, certain of the Company's professional and information technology consultants are full-time, salaried employees. Cost of services primarily consists of wages paid to temporary associates and consultants, payroll taxes, workers' compensation and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries, benefits, marketing, rent, communications and recruitment expenses.

        As of September 30, 1998, StaffMark operated offices in 30 states, Canada, South Africa, the United Kingdom and Thailand and provides staffing in the Commercial and Professional/Information Technology ("Professional/IT") service lines. StaffMark extends trade credit to customers representing a variety of industries. There are no individual customers that account for more than 5% of service revenues of StaffMark in any of the periods presented.

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

        The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the interim periods presented.
The accompanying statements of income and cash flows for the nine months ended September 30, 1998 have been restated to reflect the July 1998 acquisition of Brady & Company, Inc. ("Brady") and the August 1998 acquisition of Enterprise Systems Associates, Inc. ("ESA") which were accounted for as pooling-of-interests. The 1997 financial statements have not been restated for Brady and ESA due to immateriality. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in StaffMark's Annual Report on Form 10-K as filed with the SEC on March 13, 1998.

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

4.      BUSINESS COMBINATIONS:

        During the third quarter of 1998, the Company acquired three businesses. These acquired companies along with the eleven acquisitions made in the first half of 1998 are collectively referred to as the "1998 Acquisitions." Brady is located in Minneapolis, Minnesota and provides information technology and consulting services. Headquartered in the Kansas City metropolitan area, ESA provides information technology staffing and solution services. International Team Consultants, Inc. ("ITC") is located in Houston, Texas and provides commercial staffing services. The Company's 1998 Acquisitions had cumulative fiscal 1997 revenues of approximately $134.9 million.

        The Company's mergers with Brady and ESA have been accounted for as pooling-of-interests transactions. Nonrecurring merger costs incurred for these transactions, as well as the Company's previous 1998 pooling-of-interests transactions, totaled approximately $536,000 and $1.7 million for the three and nine months ended September 30, 1998, respectively. In accordance with Accounting Principles Board Opinion No. 16, these transaction costs have been reflected as expense in the period incurred.

        The accompanying balance sheet as of September 30, 1998 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The excess of purchase price over net assets acquired has been included in intangible assets and is being amortized over a period of 30 years.

        The Company acquired 19 staffing and professional service companies during 1997. The 1997 acquisitions of Flexible Personnel, Inc. and related entities, Global Dynamics, Inc., Lindenberg & Associates, Inc., Expert Business Systems, Incorporated, H. Allen & Company, Inc., RHS Associates, Inc., EMJAY Careers, Inc. and EMJAY Contracts, Inc., and Structured Logic Company, Inc. were considered significant. These significant 1997 acquisitions along with Strategic Legal Resources, Inc., and Progressive Personnel Resources, Inc. and related entities acquired during 1998 are collectively referred to as the "Significant Acquisitions." The unaudited consolidated results of operations on a pro forma basis as though the Significant Acquisitions had been acquired as of the beginning of 1997 are presented below. Note that the pro forma information presented below does not reflect the reductions in salaries that certain owners of the Significant Acquisitions agreed to in conjunction with the acquisitions discussed above or nonrecurring merger costs incurred in connection with several of the Company's pooling-of-interests transactions. The remaining 1997 and 1998 acquisitions have not been significant and, therefore, have not been included in the following pro forma presentation. Management believes this information reflects all adjustments necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                     1998               1997                1998               1997
                               ---------------     ---------------     ---------------     ---------------

Revenue                        $   195,960,227     $   150,583,616     $   546,305,189     $   393,717,700
                               ===============     ===============     ===============     ===============
Net income                     $     9,469,843     $     6,066,503     $    24,474,503     $    10,606,800
                               ===============     ===============     ===============     ===============
Basic earnings per share       $          0.43     $          0.35     $          1.12     $          0.66
                               ===============     ===============     ===============     ===============
Diluted earnings per share     $          0.42     $          0.34     $          1.08     $          0.64
                               ===============     ===============     ===============     ===============

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

        The aggregate consideration of acquisitions during the nine months ended September 30, 1998, which includes consideration paid for companies acquired in the current period, as well as contingent consideration paid to the former owners of companies acquired in previous periods consisted of $135.8 million in cash and 3.0 million shares of Common Stock.

        In August 1998, StaffMark announced its intention to merge with Robert Walters plc ("Robert Walters"). Based in London and operating in 14 cities and 10 countries around the world, Robert Walters specializes in placing accounting, finance and information technology professionals on a contract, temporary and permanent basis. Under the terms of the transaction agreement, holders of Robert Walters shares will, subject to adjustment, receive 0.272 shares of StaffMark Common Stock for each share of Robert Walters. The proposed transaction will be accounted for as a pooling-of-interests under U.S. generally accepted accounting principles. In late October 1998, the transaction was approved by stockholders of both companies. Although the transaction must be approved by the High Court of Justice in England and Wales, such approval is expected in late November 1998, resulting in the finalization of the transaction before year-end.

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

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     1998            1997              1998              1997
                                                                 ------------     ------------     ------------     ------------
BASIC EARNINGS PER SHARE:
Net income applicable to common shares                           $  9,143,070     $  4,886,812     $ 22,927,627     $ 10,695,866
                                                                 ============     ============     ============     ============

Weighted average common shares outstanding                         22,153,137       16,530,263       21,809,342       14,968,380
                                                                 ============     ============     ============     ============

Basic earnings per share of common stock                         $       0.41     $       0.30     $       1.05     $       0.71
                                                                 ============     ============     ============     ============
Basic earnings per share of common stock excluding
merger costs                                                     $       0.43     $       0.30     $       1.10     $       0.71
                                                                 ============     ============     ============     ============

DILUTED EARNINGS PER SHARE:
Net income applicable to common shares                           $  9,143,070     $  4,886,812     $ 22,927,627     $ 10,695,866
                                                                 ============     ============     ============     ============

Weighted average common shares outstanding                         22,153,137       16,530,263       21,809,342       14,968,380
Dilutive effect of stock options                                      552,669          710,321          850,829          400,998
                                                                 ------------     ------------     ------------     ------------
Weighted average common shares including
dilutive effect of stock options                                   22,705,806       17,240,584       22,660,171       15,369,378
                                                                 ============     ============     ============     ============

Diluted earnings per share of common stock                       $       0.40     $       0.28     $       1.01     $       0.70
                                                                 ============     ============     ============     ============
Diluted earnings per share of common stock excluding
merger costs                                                     $       0.42     $       0.28     $       1.06     $       0.70
                                                                 ============     ============     ============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The information below discusses the results of operations for the three and nine months ended September 30, 1998 as compared to the results of operations for the three and nine months ended September 30, 1997. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the applicable financial statements, the notes thereto and the other financial data included elsewhere in this Form 10-Q.

        This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions, changes in government regulations, competition, risks of operations and growth of the newly acquired businesses.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

        Revenues. Revenues increased $74.4 million, or 61.2%, to $196.0 million for the three months ended September 30, 1998 compared to $121.6 million for the three months ended September 30, 1997. Revenues increased $247.8 million, or 86.3%, to $535.1 million for the nine months ended September 30, 1998 compared to $287.3 million for the nine months ended September 30, 1997. These increases are attributable to the continued growth of the Company's existing operations and from acquisitions made by the Company in 1997 and 1998. The 1998 Acquisitions accounted for approximately $46.3 million of the increase for the three months ended September 30, 1998 and $105.7 million of the increase for the nine months ended September 30, 1998.

        Cost of Services. Cost of services increased $50.7 million, or 53.6%, to $145.4 million for the three months ended September 30, 1998 compared to $94.6 million for the three months ended September 30, 1997. Cost of services increased $175.4 million, or 78.5%, to $398.7 million for the nine months ended September 30, 1998 compared to $223.4 million for the nine months ended September 30, 1997. These increases were primarily attributable to an increase in staffing payroll and related benefit costs associated with increased revenues and a change in the Company's business mix toward the Professional/IT division which has higher payroll rates. Also accounting for the increase were the results from the 1998 Acquisitions, which accounted for approximately $32.3 million of the increase for the three months ended September 30, 1998 and $72.4 million of the increase for the nine months ended September 30, 1998.

         Gross Profit. Gross profit increased $23.7 million, or 88.0%, to $50.6 million for the three months ended September 30, 1998 compared to $26.9 million for the three months ended September 30, 1997. Gross profit increased $72.5 million, or 113.5%, to $136.4 million for the nine months ended September 30, 1998 compared to $63.9 million for the nine months ended September 30, 1997. The increase in gross profit is primarily attributable to the Company's increased revenues from internal growth and the Company's acquisitions. Gross margin increased to 25.8% for the three months ended September 30, 1998 compared to 22.1% for the three months ended September 30, 1997 and to 25.5% for the nine months ended September 30, 1998 compared to 22.2% for the nine months ended September 30, 1997. The increases in gross margin are primarily a result of a larger portion of the Company's revenue base being directly related to the Professional/IT division, which provides higher profit margins than the Commercial division.

        Operating Expenses. SG&A increased $12.6 million, or 74.5%, to $29.5 million for the three months ended September 30, 1998 compared to $16.9 million for the three months ended September 30, 1997. SG&A increased $41.9 million, or 99.8%, to $83.9 million for the nine months ended September 30, 1998 compared to $42.0 million for the nine months ended September 30, 1997. These increases were partially attributable to the results from the 1998 Acquisitions, which accounted for approximately $6.0 million of the increase for the three months ended September 30, 1998 and $15.5 million of the increase for the nine months ended September 30, 1998. Also accounting for the increase were increased costs associated with a larger revenue base and costs associated with the development of corporate infrastructure. SG&A as a percentage of revenues increased to 15.1% for the three months ended September 30, 1998 compared to 13.9% for the three months ended September 30, 1997. SG&A as a percentage of revenues increased to 15.7% for the nine months ended September 30, 1998 compared to 14.6% for the nine months ended September 30, 1997. The increases in SG&A as a percentage of revenue are related to the Company's efforts to increase the revenue obtained from the Professional/IT division which generally has higher SG&A, nonrecurring merger costs and the development of the corporate infrastructure which includes technology, education, communications and professional staff. Depreciation and amortization expense increased $1.9 million to $3.3 million for the three months ended September 30, 1998 compared to $1.4 million for the three months ended September 30, 1997. Depreciation and amortization expense increased $5.2 million to $8.4 million for the nine months ended September 30, 1998 compared to $3.2 million for the nine months ended September 30, 1997. These increases are primarily attributable to amortization of goodwill associated with the Company's acquisitions. The Company has incurred nonrecurring merger costs associated with several of the 1998 Acquisitions. These amounts totaled $536,000 and $1.7 million for the three and nine months ended September 30, 1998, respectively.

         Operating Income. Operating income increased $8.7 million, or 101.2%, to $17.2 million for the three months ended September 30, 1998 compared to $8.6 million for the three months ended September 30, 1997. Operating income increased $23.7 million, or 126.8%, to $42.4 million for the nine months ended September 30, 1998 compared to $18.7 million for the nine months ended September 30, 1997. The Company's operating margin increased to 8.8% for the three months ended September 30, 1998 compared to 7.0% for the three months ended September 30, 1997. The Company's operating margin increased to 7.9% for the nine months ended September 30, 1998 compared to 6.5% for the nine months ended September 30, 1997. Excluding the nonrecurring merger costs associated with several of the 1998 Acquisitions, the Company's operating income increased $9.2 million, or 107.5%, to $17.8 million for the three months ended September 30, 1998 and increased $25.4 million, or 135.7%, to $44.1 million for the nine months ended September 30, 1998. Operating margin, exclusive of these merger costs, was 9.1% for the three months ended September 30, 1998 and 8.2% for the nine months ended September 30, 1998.

         Interest Expense. Interest expense was $2.0 million and $3.8 million for the three and nine months ended September 30, 1998, respectively, as compared to $435,000 and $978,000 for the three and nine months ended September 30, 1997, respectively. These increases in interest expense are primarily related to borrowings on the Credit Facility (as defined below) used to fund the cash portion of acquisition consideration.

         Earnings before interest, taxes, depreciation and amortization. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $20.6 million and $50.9 million for the three and nine months ended September 30, 1998, respectively, as compared to $10.0 million and $21.9 million for the three and nine months ended September 30, 1997, respectively. EBITDA as a percentage of revenue increased to 10.5% and 9.5% for the three and nine months ended September 30, 1998, respectively, as compared to 8.2% and 7.6% for the three and nine months ended September 30, 1997. Exclusive of nonrecurring merger costs, EBITDA was $21.1 million and $52.5 million for the three and nine months ended September 30, 1998, respectively. EBITDA margin excluding nonrecurring merger costs was 10.8% and 9.8% for the three and nine months ended September 30, 1998, respectively.

         Net Income. Net income increased $4.3 million, or 87.1%, to $9.1 million for the three months ended September 30, 1998 compared to $4.9 million for the three months ended September 30, 1997. Net income increased $12.2 million, or 114.4%, to $22.9 million for the nine months ended September 30, 1998 compared to $10.7 million for the nine months ended September 30, 1997. Excluding the nonrecurring merger costs associated with several of the 1998 Acquisitions, the Company's net income increased $4.6 million, or 93.8%, to $9.5 million for the three months ended September 30, 1998 and increased $13.2 million, or 123.7%, to $23.9 million for the nine months ended September 30, 1998 as a result of the factors described above.

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

        In August 1998, the Company amended and restated its credit facility with the members of its bank group to increase the borrowing availability from $175.0 million to $250.0 million (the "Credit Facility"). The Credit Facility matures on August 20, 2003. Interest on any borrowings is computed at the Company's option of either the bank group's prime rate or LIBOR incrementally adjusted based on the Company's operating leverage ratios. The Company pays a quarterly commitment fee which is determined by multiplying the unused portion of the Credit Facility by a percentage which varies from 0.1875% to 0.30% per annum based on the Company's operating leverage ratios. The Credit Facility is secured by all of the issued and outstanding capital stock of each domestic subsidiary and 65% of the issued and outstanding capital stock of each foreign subsidiary. During the three and nine months ended September 30, 1998, the Company had net borrowings of approximately $26.2 million and $126.8 million, respectively, on the Credit Facility which were used: (i) to pay the cash consideration for several of the Company's acquisitions; (ii) to fund the additional cash consideration for several of the Company's 1997 acquisitions; and (iii) for general corporate purposes. As of November 10, 1998, $159.0 million was outstanding on the Credit Facility.

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

        Net cash provided by operating activities was $11.6 million and $4.5 million for the three months ended September 30, 1998 and 1997, respectively, and $20.3 million and $4.7 million for the nine months ended September 30, 1998 and 1997, respectively. The net cash provided by operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities.

        Net cash used in investing activities was $37.4 million and $27.4 million for the three months ended September 30, 1998 and 1997, respectively, and $142.4 million and $80.3 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities for all periods presented was primarily related to the Company's acquisitions.

        Net cash provided by financing activities was $26.3 million, and $51.5 million for the three months ended September 30, 1998 and 1997, respectively, and $126.7 million and $93.0 million for the nine months ended September 30, 1998 and 1997, respectively. Cash provided by financing activities for all periods presented was primarily attributable to the proceeds from the debt issued in conjunction with the Company's acquisitions.

        As a result of the foregoing, combined cash and cash equivalents increased $398,000 and $28.6 million for the three months ended September 30, 1998 and 1997, respectively, and increased $4.6 million and $17.3 million for the nine months ended September 30, 1998 and 1997, respectively.

         Management believes that its cash flows from operations, borrowings available under the Credit Facility, offerings of debt or equity securities and the use of Common Stock as partial consideration for acquisitions will provide sufficient liquidity or acquisition currency to execute the Company's acquisition and internal growth plans through the Company's 1999 fiscal year. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. Management plans to periodically reassess the adequacy of the Company's liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, acquisition plans and offerings of debt or equity securities, in order to ensure the Credit Facility is adequate to meet the Company's needs on a short-term and long-term basis.

RECENT EVENT

         In August 1998, StaffMark announced its intention to merge with Robert Walters. Based in London and operating in 14 cities and 10 countries around the world, Robert Walters specializes in placing accounting, finance and information technology professionals on a contract, temporary and permanent basis. Under the terms of the transaction agreement, holders of Robert Walters shares will, subject to adjustment, receive 0.272 shares of StaffMark Common Stock for each share of Robert Walters. The proposed transaction will be accounted for as a pooling-of-interests under U.S. generally accepted accounting principles. In late October 1998, the transaction was approved by stockholders of both companies. Although the transaction must be approved by the High Court of Justice in England and Wales, such approval is expected in late November 1998, resulting in the finalization of the transaction before year-end.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs (whether related to IT systems or non-IT systems) being written using two digits rather than four digits to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. The Company has assembled a Year 2000 compliance team that is working on these compliance matters company-wide. As part of this project and consistent with its operating strategy, the Company is implementing one primary front office software package (Caldwell-Spartin) in a majority of its Commercial offices and one primary search and retrieval software package (EZ Access) in a majority of its Professional/IT offices. In addition, the Company has selected and implemented the PeopleSoft system for its back office, administrative and accounting systems. All of these software systems have the ability to process transactions with dates for the Year 2000 and beyond at no incremental cost and, accordingly, the Company believes that Year 2000 costs with respect to these software systems are not expected to have a material impact on the Company's financial condition or results of operations.

         As to non-IT systems and vendor services, other than banking relationships and utilities (which includes electrical power, water and related items), there is no such system or vendor service which is material to the operations of the Company. As to banking needs, the Company's banking relationships are primarily with large national financial institutions which are undertaking their own Year 2000 compliance procedures and certifying their compliance to the Company. As to the utilities, the Company's utility vendors are certifying their Year 2000 compliance to the Company. To the extent that a utility vendor fails to certify its Year 2000 compliance capability, StaffMark's contingency plan is to ensure that the Company has adequate back-up utility sources necessary for maintaining the Company's operations network and day-to-day operations. Accordingly, the Company does not believe that any non-IT system or vendor service failure involving the Company will be material to the Company's financial condition or operations. In any event, the Company's overall contingency plan is to ensure that the Company's Year 2000 compliance project is materially complete by June 30, 1999. As to the Company's completion of its Year 2000 compliance project and the implementation of contingency plans, if necessary, the Company believes that the costs of each matter individually and both matters in the aggregate will not be material to the Company's financial condition or results of operations.

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

FORWARD LOOKING STATEMENTS

        This Form 10-Q contains certain forward-looking statements concerning StaffMark within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to StaffMark's future operations, growth opportunities and earnings and the potential impact of other acquisitions on StaffMark's future results. These forward-looking statements inherently involve risks and uncertainties, although they are based on management's current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (i) heightened competition, specifically the intensification of price competition, the entry of new competitors, and new services by new and existing competitors; (ii) unanticipated problems associated with integrating acquired companies and their operations; (iii) failure to identify, acquire or profitably manage additional acquired businesses, if any, into StaffMark without substantial costs, delays or other operational or financial problems; (iv) failure to obtain new customers or retain existing customers; (v) inability to carry out marketing and sales plans;
(vi) inability to obtain capital for future internal and external growth; (vii) loss of key executives; (viii) general economic and business conditions (whether foreign, national, state or local) which are less favorable than expected; and
(ix) changes in industry trends such as changes in demand for commercial or professional information technology staffing personnel. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors described above and under "Potential Risks, Detriments and Other Considerations Associated with the Transaction" in the Company's Definitive Proxy Statement (File No. 0-20971) filed with the SEC on September 25, 1998 or as a result of those risk factors set forth under "Risk Factors" in StaffMark's Amendment No. 1 to Form S-1 (File No.
333-32371) filed with the SEC on August 6, 1997, under the Securities Act of 1933.

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

ITEM 2.  CHANGES IN SECURITIES

         In connection with the acquisition of Brady, the Company issued 344,361 shares of Common Stock to the stockholders of Brady in July 1998. In connection with the acquisition of ESA, the Company issued 961,554 shares of Common Stock to the stockholders of ESA in August 1998. In connection with the acquisition of the assets of ITC, the Company issued 72,211 shares of Common Stock to ITC in August 1998. Each of these issuances described above was effected without registration of the relevant securities under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 5.  OTHER INFORMATION

         The SEC requires a registrant to provide stockholders notice of deadlines for timely submission of certain types of stockholder proposals that stockholders wish to present for a vote at a registrant's annual meeting. These deadlines are set based on certain SEC rules as they relate to the registrant's annual meeting date and relevant provisions of its charter and by-laws. Set forth below are the deadlines applicable to the Company's stockholders. The Company's Board of Directors has not yet acted to set a 1998 Annual Meeting, thus the following dates are based on an assumed Annual Meeting date of May 7, 1999 and an assumed proxy statement mailing date of March 25, 1999 for the Company's 1998 Annual Meeting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               10.28 Second Amended and Restated Credit Agreement dated August 20, 1998 by and among StaffMark, Inc., the lenders named therein ("Lenders"), The First National Bank of Chicago, as syndication agent on behalf of the Lenders, and Mercantile Bank National Association, as administrative agent on behalf of the Lenders.

               11.1 Statement re: computation of per share earnings, reference is made to Note 5 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-Q.

               27.1 Financial Data Schedule for the three months ended September 30, 1998, submitted to the SEC in electronic format.

         (b) Reports on Form 8-K

         1. Report on Form 8-K filed with the SEC on August 18, 1998 in connection with the January 1998 acquisition of Strategic Legal and the June 1998 acquisition of Progressive.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STAFFMARK, INC.


Date: November 13, 1998                /s/ CLETE T. BREWER
                                       -------------------------------------
                                       Clete T. Brewer
                                       Chief Executive Officer and President


Date: November 13, 1998                /s/ TERRY C. BELLORA
                                       -------------------------------------
                                       Terry C. Bellora
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
10.29     Second Amended and Restated Credit Agreement dated August 20,
          1998 by and among StaffMark, Inc., the lenders named therein
          ("Lenders"), The First National Bank of Chicago, as syndication agent on behalf of the Lenders, and Mercantile Bank National Association, as
          administrative agent on behalf of the Lenders.

11.2      Statement re: computation of per share earnings, reference is made to
          Note 5 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-Q.

27.1      Financial Data Schedule for the three months ended September 30, 1998
          , submitted to the SEC in electronic format.