Form 10-K
period 1998-12-31
STAFFMARK INC
filed 1999-03-16
CIK 1017968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $177.1 million as of March 10, 1999.

As of March 10, 1999, the number of shares outstanding of the registrant's common stock was 29,361,211.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on May 7, 1999 are incorporated by reference into Part III of this Report on Form 10-K.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    Some of the statements under "Business," "Properties," "Legal Proceedings," "Market for Registrant's Common Stock and Related Stockholder Matters" and "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K (this "10-K") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, plans to accelerate IT staffing revenue growth, a slow down in our acquisition program, operations and/or future growth opportunities. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in this 10-K.

    The forward-looking statements included in this 10-K relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "encourage," "offer," "opportunity," "decide," "goal," "objective," "quality," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "build," "through," "strategy," "expiration," "provide," "hope," "encourage," "maximize," "meet," "allow," "strengthen," "allowed," "represent," "commitment," "lend," "create," "implement," "result," "seek," "increase," "add," "find," "establish," "pursue," "feel," "work," "perform," "make," "continue," "strike," "can," "will," "going," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (i) an inability to successfully implement the organizational changes at IntelliMark set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Information"; (ii) the continuation or worsening, of declines in demand for placement (permanent or temporary) or staffing services; (iii) unanticipated problems associated with integrating acquired companies and their operations; (iv) failure to obtain new customers or retain significant existing customers; (v) inability to carry out marketing and sales plans; (vi) inability to obtain capital or refinance debt for future internal and external growth; (vii) loss of key executives; (viii) general economic and business conditions (whether foreign, national, state or local) which are less favorable than expected; and (ix) changes in industry trends such as changes in demand for commercial or professional information technology staffing personnel, whether on a temporary or permanent placement basis. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility." These factors may cause our actual results to differ materially from any forward-looking statement.

    Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this 10-K to conform such statements to actual results.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    We (StaffMark, Inc., incorporated in 1996, and our subsidiaries) are an international provider of diversified staffing, information technology ("IT"), professional, consulting and solutions services to businesses, professional and service organizations and governmental agencies. We offer services through over 300 branches located in 31 states and 12 countries.

    Our operations are grouped in two segments: Professional/Information Technology (we will refer to this segment as "Professional/IT") and Commercial. Our Professional /IT segment provides staffing, consulting, technical support and solutions primarily in the areas of IT, finance, accounting and legal services. Our business solutions include IT staffing, help desk and distributed services, network services development systems, integration, training, enterprise resource planning, clinical research and solutions, finance and accounting staffing and legal staffing. This segment generated 52% and 43% of our revenues for the years ended December 31, 1998 and 1997. Our Commercial segment provides clerical, administrative, outsourcing and light industrial services and generated approximately 48% and 57% of our revenues for the years ended December 31, 1998 and 1997. See Note 17 to our Consolidated Financial Statements for financial information about our business segments.

    On October 2, 1996, at the time of our initial public offering, we acquired six staffing companies (we sometimes refer to these entities as the "Founding Companies"). Securities and Exchange Commission Staff Accounting Bulletin No. 97 was applicable to our transaction and required us to designate Brewer Personnel Services, Inc., one of the Founding Companies, as the acquirer of the other Founding Companies. This means that the results of operations for 1996 only include the operations of the other five Founding Companies for the period following their acquisition on October 2, 1996. Under the applicable provisions of this accounting rule, the acquisition of assets and the assumption of liabilities of the Founding Companies are reflected at their historical cost.

    In 1998, we grew both internally and through the acquisition of 18 additional staffing, consulting, professional service and solutions companies. For the year ended December 31, 1998, our revenues and operating income before nonrecurring charges were $1,014.9 million and $78.1 million compared to revenues and operating income of $594.2 million and $37.0 million for the year ended December 31, 1997.

ROBERT WALTERS PLC ACQUISITION

    On November 25, 1998, we completed the acquisition of Robert Walters plc (we will refer to this entity as "Robert Walters"), a London-based international recruitment consultancy operating in 14 cities in ten countries. Our largest acquisition to date, Robert Walters specializes in placing accounting, finance and IT professionals on a contract, temporary and permanent basis with customers in the finance, commercial and industrial sectors. We believe that the Robert Walters business complements our existing business lines by providing a value-added, high margin international professional services component with a significant presence in the United Kingdom. The transaction was accounted for as a pooling-of-interests with the Robert Walters stockholders receiving 6,687,704 shares of our common stock.

BUSINESS STRATEGY

    Our overall business strategy is to increase revenue, grow profits and improve cash flow by the timely delivery of human resource and business solutions to our customers through the creation of opportunities for our professionals, consultants and associates, with these opportunities being enhanced over time by training and education programs. We implement this overall business strategy through a combination of the strategies and their key elements described below.

OPERATING STRATEGY

Our operating strategy is to:

    Develop Long-Term Relationships with Customers. We strive to satisfy the needs of our customers by delivering customized human resource and business solutions. A decentralized organization allows us to tailor our operations to meet local customer requirements. For example, customers may be provided with customized billings, utilization reports, safety awareness and training programs. We believe that the establishment and maintenance of long-term relationships with customers depends on the quality of our services, which entails an understanding of the customer's needs, responding promptly to the requests of customers, proactively assessing the human resource needs of customers and monitoring job performance and customer satisfaction.

    Increase Operating Efficiencies and Provide Corporate Support. We work to achieve economies of scale through the combination of a number of general and administrative functions at the corporate level, as well as through the reduction or elimination of redundant functions and facilities of existing branches and newly acquired companies. Centralization and infrastructure development allows us the opportunity to deliver corporate support and management information to our branches, with the goal of enabling the branches to focus on marketing and selling services. We also seek to achieve economies of scale through common regional management and the allocation of recruiting, training, advertising, administrative and branch office costs over a larger number of professionals, associates and customers.

    Maintain a Decentralized, Entrepreneurial Environment. We believe an entrepreneurial business environment that rewards performance tends to attract and retain self-motivated, achievement-oriented individuals. Our branch offices operate as separate profit centers with local management having primary profit and loss responsibility. Generally, this encourages branch managers to be flexible and responsive to the specific needs of local customers. We have also established a profit-based compensation plan at the branch level and utilize various performance-based bonuses at the regional level.

    Further Develop and Utilize the Global Pipeline. The Global Pipeline was developed by Robert Walters to handle the shortage in IT professionals and consultants in Europe and the United States. The Global Pipeline sources candidates from Australia, New Zealand, Hong Kong, Singapore and South Africa and places them on behalf of customers in Europe and the United States. We believe that the Global Pipeline is a solid resource for helping professionals and consultants in areas like Australia, New Zealand and South Africa maximize their career objectives in the United States, Europe and around the world. We believe that the Global Pipeline will help meet the excess demand for professionals globally, particularly in the IT area in the United States.

    Establish Service Platforms and Brand Name Identification. We believe that building and developing platforms of related staffing, professional, consulting and/or solutions services within each of our segments is an essential operational management tool that encourages entrepreneurial focus and innovation. In addition, once platform foundations are established and are in development, we select and market brand names, logos and other attributes to customers, professionals, consultants and associates. We have five service platforms operating under five brand names. Four of the service platforms operate in the Professional/IT segment. Our IT platform operates under the name "IntelliMark." The finance and accounting platform is "Robert Walters." The Clinical Trials Support Services platform operates as "Clinical Trials Support Services." Our legal platform operates under the brand name "Strategic Legal Resources." Our Commercial segment utilizes the "StaffMark" brand name and several derivative names reflecting different types of commercial staffing services, "StaffMark Office Staffing," "StaffMark Medical Staffing," "StaffMark Industrial Staffing" and "StaffMark Clerical Staffing."

    Education, Training and Career Management. We believe that our business will shift to an education and training model over time that focuses on the career management of our professionals and associates. Currently, we offer IntelliMark Virtual University to our IT professionals. This educational opportunity is a "virtual" learning center which offers more than 500 web-enabled courses and can track of individual participant's progress, as well as providing an opportunity for an "uplift" in skills for our IT professionals. In our Commercial segment, we have StaffMark University, which offers over 20 classroom courses for internal employees and associates. These educational programs are the first step in the training/education model, which we hope over time will provide life-long careers for our professionals and associates.

INTERNAL GROWTH STRATEGY

Our internal growth strategy is to:

    Penetrate Existing Geographic Markets. We currently provide human resource and business solutions to businesses, professional and service organizations and governmental agencies. We plan to continue providing high-quality services to our existing customers, to strengthen our customer relationships and establish additional customer relationships in existing geographic markets. To further penetrate existing geographic markets, we sometimes spin-off, or "seed," new branch offices from existing branches, which we believe allows greater coverage in existing geographic markets at lower marginal cost. These office clusters provide economies of scale by spreading common costs, such as recruiting, advertising and management over a larger revenue base, with closer proximity to customers and new groups of professionals and associates in new market areas.

    Expand and Cross-Develop Professional/IT Services. The Professional/IT segment generally enjoys higher profit margins than the Commercial segment due to the specialized expertise of the professionals and consultants. One of our internal growth strategies is to increase the percentage of revenue and gross profit from the Professional/IT segment by emphasizing the expansion of IT services and solutions, by cross-developing into new and existing geographic markets, by adding new professional lines of business like Robert Walters and leveraging wherever possible, existing customer relationships.

    Introduce the Resource Solutions Business Model Domestically and Grow this Business Model Internationally. Resource Solutions is a human resources consultancy business that interacts at a high level of a customer's management team. Through Resource Solutions, we provide business outsourcing to a diversified array of customer needs, including project management, vendor management, relocation services, human resources consultancy services, recruitment and training. As part of this business model, we seek to develop and implement a business process improvement plan, supported by proprietary software to manage the information on a continual basis. This business model was developed by Robert Walters and we are introducing it into the United States, in addition to expanding it internationally. Under this model, Resource Solutions effectively becomes the "Managing Vendor" for a customer's human resource needs.

    Increase Strategic Alliance Relationships. At December 31, 1998, we had 75 Strategic Alliance partnering relationships (previously know as Vendor-On-Premise or "VOP" relationships), compared to 60 at December 31, 1997. These Strategic Alliance relationships, which are usually in our Commercial segment, represented $102.0 million and $67.4 million of our revenues for the years ended December 31, 1998 and 1997. Under these programs, we usually become the "Master Vendor" by assuming administrative responsibility for coordinating staffing and/or professional services throughout a customer's location or organization, including skills testing and training. Strategic Alliance relationships provide customers with dedicated on-site account management which can more effectively meet the client's changing staffing needs with high quality and consistent service. These partnering relationships generally tend to have lower gross margins than traditional temporary staffing services, although the higher volumes, comparatively lower operating expenses and relatively long-term contracts associated with these relationships generally result in attractive operating profits and a more stable source of revenue.

ACQUISITION AND INTEGRATION STRATEGY

    Summary of Acquisitions in 1998. From our initial public offering in October 1996 through December 31, 1998, we implemented our acquisition strategy by completing 40 acquisitions. Of the Company's 18 business combinations that were completed during 1998, seven were accounted for as a pooling-of-interests and 11 were accounted for as purchase business combinations. Under the pooling-of-interests method of accounting, the historical basis of the assets and liabilities of the combining companies, as well as their stockholders' equity accounts are combined on the acquirer's balance sheet, without any goodwill being recorded by the acquirer. Under the purchase method of accounting, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed based on their estimated fair market values, with any excess purchase price being allocated to goodwill. Generally accepted accounting principles require goodwill to be amortized by the acquirer over a period not to exceed 40 years. The major difference between these two accounting methods is that an acquisition accounted for as a pooling-of-interests does not result in the subsequent reduction in the acquirer's earnings from goodwill amortization. Eleven of these 1998 acquisitions were Professional/IT companies with revenues in the fiscal year prior to acquisition approximating $225.0 million. Seven of these acquisitions were Commercial companies with revenues in the fiscal year prior to acquisition approximating $126.4 million. A summary of the acquisitions we completed in 1998 is provided in the table below.

                                                                                          Fiscal Year
                                                                                           Revenues
           Acquired Companies                     Segment(1)      States/Countries       (in millions)(3)
---------------------------------------           ----------  ------------------------   ---------------

Strategic Legal Resources LLC                     P/IT         NY,NJ                     $   11.8

Independent Software Solutions, Inc.              P/IT         FL                             7.0

Temporary Tech Corporation                        P/IT         NC                             2.2

FirstChoice Staffing Services, Inc.               C            TX                             3.6

DPSC Technology Consultants, Inc.                 P/IT         MD                             5.4

Tempway Services, Inc.                            C            GA                            10.6

TRIBASE Systems, Inc.                             P/IT         NJ                            12.0

Progressive Resources, Inc.                       C            NY, NJ                        26.5

KnowledgeSoft inc. Services Division              P/IT         PA                             9.0

The Matrix Group                                  C            NV                             3.1

Essex Computer Service, Inc.                      P/IT         FL                             9.9

Brady & Company, Inc.                             P/IT         MN, WS                         7.2

Enterprise Systems Associates, Inc.               P/IT         KS                             9.0

International Team Consultants, Inc.              C            TX                            17.6

Sable Technology                                  P/IT         AR                             2.8

Carrollton Employment Service, Inc.               C            TX                             6.3

Robert Walters plc                                P/IT         United Kingdom based(2)      148.7

WorldTec Group International Staffing Division    C            CA, WA, NV, NC, AZ            58.7
                                                                                         --------
                                                               Total                     $  351.4
                                                                                         ========

----------
(1) C = Commercial and P/IT = Professional/IT.
(2) In addition to its United Kingdom operations, Robert Walters, at the time of acquisition, had offices in Australia, Belgium, Germany, Holland, Hong Kong, New Zealand, Singapore, South Africa and the United States (New York office).
(3) The revenue amounts presented in the table are for the most recent fiscal year for each of the referenced entities prior to their acquisition by us. In some instances, the fiscal period ended on a date other than December 31.

    Acquisition. Through our acquisition strategy, we have contributed critical mass, geographic diversification and increased our Professional/IT segment to over 50% of our revenue base. While focusing on internal growth and building infrastructure in certain of our platforms, we have decided to slow down our acquisition program during the balance of 1999. In certain situations however, we may pursue strategic acquisitions that: (1) expand the geographic scope of our operations; (2) increase our penetration in existing markets; (3) increase the scope of our operations into complementary or new service offerings; (4) include strong management, profitable operating results and/or recognized local and regional presence; and/or (5) expand the percentage of revenues generated by the Professional/IT segment.

    Integration. Following completion of an acquisition, we begin the integration process. This process involves standardizing each acquired company's accounting and financial procedures with ours, as well as bringing these companies under our uniform risk management program. Marketing, sales, field operations and personnel programs are reviewed with the objective of conforming these functional areas to the best practices of our existing operations. Key personnel of acquired companies often become a part of our management.

INDUSTRY INFORMATION

    The Business Solutions Industry. Many businesses today are facing intense competition, accelerating technological change, downsizing and widespread business process reengineering. Increasingly, these companies are turning to IT and/or professional services and solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies and/or introduce new professional human capital has become critical. IT services is one of the fastest growing sectors of the economy. Over the last decade, the increased use of technology has led to a dramatic rise in demand for technical project support, software development and other computer-related services and solutions. Businesses have outsourced many of these departments and/or have used the employees of IT services firms in an attempt to meet the increased demand for computer-skilled personnel and solutions services. According to International Data Corporation ("IDC"), the worldwide market for IT services and solutions was estimated at $282 billion in 1997, with a projected market of $370 billion in 2000. IDC also projects that the North American IT services market will grow from $132 billion in 1997 to $173 billion in 2000.

    The Human Resources Industry. Historically, the demand for temporary staffing services has been used predominantly as a short-term solution for peak production periods and to temporarily replace full-time employees due to illness, vacation or abrupt termination. Recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs. The use of temporary employees typically shifts employment costs and risks, such as workers' compensation, unemployment insurance and the possible adverse effects of changing employment regulations, to temporary staffing companies. This type of shift spreads the costs and risks over a larger pool of employees and customers. In addition, companies are increasingly using temporary staffing as a means of evaluating the qualification of personnel before hiring them on a full-time basis. The National Association of Temporary Staffing Services estimates that more than 90% of all United States businesses use staffing services. According to the Staffing Industry Report, the United States temporary staffing industry was forecasted to have 1997 revenues of approximately $54 billion. We believe that the demand for staffing services will continue to increase due to changes in workforce lifestyles, advances in technology and the increasing desire of many companies to shift employee costs from a fixed to a variable expense and to outsource the support functions.

HUMAN RESOURCE SERVICES AND BUSINESS SOLUTIONS

We deliver human resource services and business solutions through two segments:

    Professional/IT Segment. The Professional/IT segment provides information technology staffing, consulting support services, solutions and professional and technical services. This segment generated approximately 52% and 43% of our revenues for the years ended December 31, 1998, and 1997. IT services provided through IntelliMark include systems planning and design, project management, software applications development, systems and network implementation, distributed services, systems integration and higher-level contract programming services, facilities management, SAP development and implementation, ERP system implementation, system maintenance, computer troubleshooting, outsourcing of legacy systems, Internet development, mainframe programming, "help-desk" assistance and education and training. Finance and accounting professionals, at varied levels, are provided through Robert Walters in the finance, commercial and industrial sectors. Attorneys (at senior and junior levels), paralegals and legal assistants are provided through Strategic Legal Resources. Our clinical consultants support the staffing and solutions demands of the pharmaceutical, biotechnology, and medical device companies, as well as clinical research organizations which are provided through Clinical Trials Support Services.

    Commercial Segment. Our Commercial segment provides clerical, administrative, outsourcing and light industrial staffing services. This segment generated approximately 48% and 57% of our revenues for the years ended December 31, 1998 and 1997. Our clerical services personnel include secretarial, word processing personnel, receptionist/switchboard operators, typists, data entry operators, cashiers, client service representatives, medical/legal transcriptionists, file clerks and other miscellaneous office personnel. Light industrial services personnel include warehouse workers, maintenance workers, electronics assemblers, quality control clerks, order pullers, food service workers, production workers, shipping/receiving clerks, janitors, packagers, inventory clerks, textile manufacturers and machinists.

PROFESSIONALS, CONSULTANTS AND ASSOCIATES

    Recruiting. One of our most successful recruiting tools is referrals by our professionals and associates. We find that referrals from our existing professionals and consultants provide a high quality and a large number of new professionals. In our Professional/IT segment, we use the Global Pipeline to deliver professionals worldwide. We also use various internet sites and in Europe own a minority interest in Taps.com, a European recruitment site. In addition to the Global Pipeline and our internet sites, our Professional/IT offices have recruiters assigned to that office's designated territory. In the Commercial segment, we employ full-time regional recruiters to monitor the skills and availability of their region's temporary associates to ensure a base of qualified employees is available to meet customer demands. These recruiters visit schools, clubs and professional associations and present career development programs to various organizations. In both segments, we obtain applicants through our various internet sites, advertising in major newspapers, on radio, on television, in the Yellow Pages and through other print media. In the IT area, we pay our external consultants a referral fee for the recruitment and retention of qualified IT professionals. Additionally, we plan to have a national database of IT consultants and job postings available to all IT offices in the near future.

    Full Time Employees/Professionals/Associates. Currently, we provide over 35,000 professionals and associates to our customers during a typical week and we employ approximately 2,000 internal staff. None of our employees, including our professionals and associates, are represented by a collective bargaining agreement. We believe that our employee relations are satisfactory. Hourly wages for our associates and salaries for our professionals are determined according to market conditions. We pay mandated costs of employment, including the employer's share of social security taxes, federal, state unemployment taxes, workers' compensation insurance, foreign statutory taxes and national insurance. We also offer access to various insurance programs and other benefits, such as vacations, holidays and 401(k) programs to certain of our professionals and associates.

    Assessment, Training and Quality Control. In the Professional/IT segment, review of work history and experience, degrees obtained and specific programming tests are used to measure proficiency in programming languages, electromechanical skills, autocad, schematics, other technical applications and/or professional expertise. In our Commercial segment, we use various methods to assess, select and train our temporary associates in order to provide quality assurance for our staffing and service operations. Applicants are given a range of tests, applicable to the position(s) they seek. We feel it is imperative to customize testing and training to match the specific office environment in which the individuals will be placed. Clerical and office-support applicants receive tests in computer skills, word processing, typing, data entry, accounting and other business applications. Industrial electronic assembly applicants are tested to determine basic competency, industry aptitude, hand and finger dexterity, soldering, mathematics, ability to read a blue print, ability to assemble electronic components and measurement calculations. We recognize that certain customers have specialized professional and staffing service needs that can only be fulfilled with customized skills.
We provide training programs for specific requirements, such as electronic or mechanical assembly or the use of specialized software applications. Computerized tutorials are generally available for professionals and associates seeking to upgrade their typing, data entry, office automation or word processing skills, and classes on topics such as spreadsheets, software applications and network management are conducted periodically in branch offices. We also educate and train personnel through IntelliMark Virtual University and StaffMark University.

    Workers' Compensation Program. We maintain workers' compensation insurance for most claims in excess of a retention level of $250,000 per occurrence. Our risk management team works alongside a third party administrator and a broker in order to take a proactive approach to safety and risk control. The risk management team works to train our full-time staff to better screen, test and orient our professionals and temporary associates to a more safety-conscious environment. The risk management team also performs periodic safety inspections of new and existing customers in order to evaluate the safety environment. We sometimes decline staffing opportunities if the work environment is perceived to be unsafe or potentially hazardous. Our policies prohibit staffing of high-risk activities such as working on unprotected elevated platforms or the handling of hazardous materials. Our goal is to work alongside the customer and achieve a safe work environment through effective training and commitment to safety. An independent actuary provides advice on overall workers' compensation costs and periodically performs an actuarial valuation regarding the adequacy of our reserve for workers' compensation claims. Newly acquired operations are integrated into our program at such time as, in management's judgment, the integration is most cost effective.

OPERATIONS

    Branch Offices. We offer our services through over 300 branch offices in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, Wisconsin, Canada, the United Kingdom, Australia, Holland, Germany, Belgium, New Zealand, Hong Kong, Singapore, Thailand and South Africa. Branch managers operate their offices with a degree of autonomy and accountability and receive bonuses based on the profitability and growth of the branch. The compensation system is designed to motivate the managers and staff to maximize the growth and profitability of their offices, while securing long-term customer relationships. Branch managers report directly to regional managers who report to either general managers, vice presidents or executive vice presidents that receive bonuses based upon the profitability of their region or branch. Within operating guidelines, the branch managers are responsible for pursuing new business opportunities and focusing on sales and marketing, account development and retention, as well as employee recruitment, development and retention.

    Sales and Marketing. Our services are marketed through our network of offices whose branch managers, supported by our marketing staff, make regular personal sales visits to clients and prospective clients. We emphasize personal relationships with customers through regular assessment of customer requirements and monitoring of professional, consultant and associate performance. New clients are obtained through sales calls, consultation meetings, customer referrals, telemarketing and advertising in a variety of local and regional media (including television, radio, direct mail, Yellow Pages, newspapers, magazines and trade publications and through our various internet sites). We sponsor job fairs and other community events and our officers and senior management participate in national and regional trade associations, local chambers of commerce and other civic associations.

    Management Information Systems. The primary front office billing and payment software utilized by our Professional/IT segment is the MAS 90 system. The primary front office recruiting software utilized by our Professional/IT segment is "EZ Access." The primary front office software utilized by our Commercial segment is the Caldwell-Spartin system. We believe that the utilization of these three quality front office systems will provide opportunities for cost savings and efficiencies through our existing branch network and for newly acquired companies. We licensed our back office accounting and administrative systems software from PeopleSoft, Inc. ("PeopleSoft"). We believe that PeopleSoft applications provide effective management reports, the ability to eliminate redundant functions and provide a high degree of internal control. We also believe that the use of PeopleSoft applications may result in lower costs through the centralization of systems by providing economy and control in the areas of accounts payable, cash control, budgeting, management reporting and human resources. Our PeopleSoft implementation plan began in April 1997 and as of December 31, 1998, we operated the general ledger and accounts payable modules in areas covering approximately 90% of our United States operations. Implementation in our remaining United States areas of operations is scheduled to be completed by the end of 1999. Digital Equipment Corporation is the hardware provider for the database server for PeopleSoft and currently supplies the hardware supporting the Caldwell-Spartin application in all locations as well. We invested approximately $3.8 million in 1998 on the PeopleSoft network, front office software implementation and other information systems support.

COMPETITION

    Our industry is highly competitive and fragmented, with limited barriers to entry. We compete with other companies in the recruitment of qualified personnel, the development of customer relationships and the acquisition of other staffing, solutions and professional service companies. A large percentage of staffing, solutions and professional services companies are local operators with fewer than five offices. Within local markets, these operators actively compete with us for business and, in most of these markets, no single company has a dominant share of the market. We also compete with larger, full-service and specialized competitors in national, regional and local markets. The primary Professional/IT competitors include Modis Professional Services, Inc., Metamor Worldwide, Inc., Professional Group of America, Inc., Ciber, Inc., Keane, Inc. and The Registry, Inc. The limited supply of qualified Professional/IT candidates, compensation, job locations and project complexity are the primary competitive factors for Professional/IT candidates. The principal national competitors of our Commercial segment include Manpower, Inc., Volt Management Corp., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc. and Norrell Corporation, all of which may have greater marketing, financial and other resources than we do. We believe that the primary competitive factors in obtaining and retaining customers are the number and location of offices, an understanding of customers' specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of quality of job performance and the price of services. We believe the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits, 401(k) plans, vacation, holiday, training, etc., responsiveness to work schedules and number of hours of work available. We also compete for acquisition candidates. We believe that further industry consolidation will continue during the next several years and that significant competition will still exist for good acquisition candidates.

REGULATION

    Our Professional/IT segment currently recruits information technology consultants and professionals internationally for placement inside and outside the United States. The entry of these employees into the United States is regulated by the United States Department of Labor and United States Department of Justice -- Immigration and Naturalization Services. The regulations governing the hiring of foreign nationals are complex and change often. If either of these authorities or any other regulatory or judicial body should determine that we are not in compliance with these regulations, then we could be subject to fines and/or suspension of this part of our business. Immigration between countries outside the United States is also subject to many different laws, rules and regulations that could hinder our ability to place professional/IT candidates in foreign countries. Further, these regulations could change in a manner which would limit our ability to employ foreign nationals. Any of the foregoing laws, rules and regulations or their modification could have a material adverse effect on our business, financial condition, and results of operation.

    Temporary employment staffing, consulting and solutions services firms are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its temporary employees; and (2) registration, licensing, record keeping and reporting requirements. Staffing services firms are the legal employers of their temporary workers. Therefore, these firms are governed by laws regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers' compensation. State mandated workers' compensation and unemployment insurance premiums have increased in recent years and have directly increased our cost of services. In addition, the extent and type of health insurance benefits that employers are required to provide employees have been the subject of intense scrutiny and debate in recent years at both the national and state level. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees, and some states could impose sales taxes, or raise sales tax rates, on staffing services. Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees.

INTELLECTUAL PROPERTY

    We have secured certain service marks and continue to seek registration of other service marks, because we consider our intellectual property to be a principal asset in a highly competitive industry, as well as being an important factor in building brand recognition as a source indicator of quality services and performance. We own and license United States, state and foreign service marks used by our subsidiaries. These marks include, but are not limited to, United States registrations for "StaffMark(R)", used in our Commercial segment, "Strategic Legal Resources(R)", used in our legal services platform, "ClinForce(R)", used in connection with our Clinical Trails Support Services platform, "StaffView(R)", used in connection with a software product developed for client temporary workforce reporting and a United Kingdom registration for "Robert Walters(R)", our finance and accounting platform. We also own the pending service mark applications for "IntelliMark(SM)" in the United States, the United Kingdom, Australia, South Africa, New Zealand and Singapore. No assurance can be given that any of the pending "IntelliMark(SM)" applications will be granted registration or that, if granted, the registration will effectively prevent third-party concurrent use of the mark or challenge of the registration. We believe that we have all rights to trademarks and trade names necessary for the conduct of our business.

FACTORS AFFECTING OUR FINANCES, BUSINESS PROSPECTS AND STOCK VOLATILITY

    We May be Unable to Properly Manage Growth. We have experienced significant growth, through acquisitions, internal growth and opening new offices. There can be no assurance that we will be able to expand our market presence in our current locations or successfully enter other markets through acquisitions or the opening of new offices. Our ability to continue growth and profitability will depend on a number of factors, including those described later in this section of this 10-K. Acquisitions also involve special risks, including unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of acquired businesses. While an acquired company is being integrated or when integrated, the acquired company may not achieve the same levels of revenue, profitability, or productivity as before the acquisition or otherwise perform as we expect. Furthermore, we are unable to predict whether or when a prospective acquisition candidate will be available or the likelihood that any acquisition will be completed.

    We Expect that Fluctuations in the General Economy Will Impact Us. The general level of economic activity and unemployment in the United States and internationally significantly affects demand for our staffing and solutions services, particularly in the permanent placement markets. When economic activity increases, professionals, consultants and temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their utilization of professionals, consultants and temporary employees before undertaking layoffs of full-time employees. In addition, we may experience more competitive pricing pressure during periods of economic downturn. Therefore, any significant domestic and/or international economic downturn could have a material adverse effect on our business, financial condition and results of operations.

    We Expect Our Quarterly Revenues and Operating Results to Fluctuate. Our operating results have fluctuated in the past and will fluctuate in the future based on many factors. Due to such factors, our operating results could be less than the expectations of public market analysts and investors in any particular quarter. This would likely result in a material adverse affect on the price of our common stock. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon such comparisons as an indication of our future performance. Because we only derive revenue when our professionals, consultants and temporary associates are actually working, our operating results are adversely affected when customer facilities close due to holidays or inclement weather. We generally experience lower revenues, operating income, and net income during the first and fourth quarters due to certain holidays, weather conditions and seasonal vacation patterns.

    We May Be Adversely Affected if Qualified Professionals and/or Associates are Unavailable. We depend on our ability to attract, train, and retain personnel who possess the skills and experience necessary to meet the staffing and/or solution service requirements of our customers. Competition for individuals with proven skills in certain areas, particularly in professional, IT and other specialty fields is intense. We operate in several areas in which unemployment is relatively low thereby increasing competition for employees. We must continually evaluate, train, and upgrade our base of available personnel to keep pace with customers' needs. We cannot assure you that qualified professionals and/or associates will continue to be available in sufficient numbers and on acceptable terms of employment. The inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition, and results of operations.

    We Face Intense Competition in Both of Our Segments. The staffing and solutions services industry is highly competitive with limited barriers to entry. We compete for professionals, associates and customers in national, regional and local markets with full-service and specialized staffing and service businesses. A significant number of competitors have greater marketing, financial, and other resources and more established operations than us. Price competition in the staffing industry is intense, particularly for the provision of commercial personnel, and pricing pressures from competitors and customers are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or maintain or increase gross margins in this segment, either of which could have a material adverse effect on our business, financial condition, and results of operations.

    We Will Incur Increased Employee Costs. We pay unemployment insurance premiums and workers' compensation for our professionals and associates. Unemployment insurance premiums may increase as a result of, among other things, increased levels of unemployment and the lengthening periods for which unemployment benefits are available. Workers' compensation costs may increase as a result of changes in our experience rating or in applicable laws. We cannot assure you that actual future workers' compensation claims will not exceed the coverage amounts. Our workers' compensation insurance premiums are subject to retroactive increases based upon audits of our employee classification practices and other data provided to the insurance carrier. We have retained the services of an independent third-party administrator and an independent actuary to assist in establishing appropriate reserves for the uninsured portion of claims (up to the deductible amount), but such reserves are only estimates and are based upon limited prior experience. Actual future workers' compensation obligations may exceed the amount of our workers' compensation reserve. Higher than anticipated losses from known claims or an increase in the number and severity of new claims are two factors that could cause greater workers' compensation costs.

    The Majority of Our Assets are Intangible. On December 31, 1998, approximately $375.7 million, or 64.7%, of our total assets were intangible assets. These intangible assets primarily represent amounts attributable to goodwill recorded in connection with our acquisitions. Any impairment in the value of such assets could have a material adverse effect on our financial condition and/or results of operations.

    Our Business May Be Threatened By New Laws and Increasing Governing Regulation. Recent federal and certain state legislative proposals have included provisions extending health insurance benefits to employees not presently receiving such benefits. Due to the wide variety of national and state proposals currently under consideration, we cannot predict the impact of such proposals. Any material changes in federal, state, local or foreign statutes and/or government regulations could result in increased costs for us. We cannot assure you that we will be able to increase the fees charged to our clients in a timely manner and sufficient amount to cover such increased costs. We cannot predict whether other legislation or regulations affecting our operations will be proposed or enacted at the federal, state, local or foreign level.

    Our United States IT Business Will Be Affected By Government Regulation of Immigration. Certain Professional/IT consultants are foreign nationals working in the United States under H-1B permits. Accordingly, IntelliMark and our other Professional/IT platforms and these foreign nationals relating to domestic business matters must comply with United States immigration laws. Our inability to obtain H-1B permits for certain employees in sufficient quantities or at a sufficient rate could materially and adversely effect our business, financial condition and results of operations. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the United States. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting our ability to retain foreign employees could require us to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on our hiring practices could have a material adverse effect on our business, operating results, and financial condition.

    Risks Related to the Human Resource and Solutions Industry. As a provider of staffing, consulting and solutions services, we place our employees in the workplace of other businesses. Like all employers, our employees can commit acts that would subject us to negative publicity, injunctive orders, or the imposition of fines or damages. Such acts include discrimination, harassment, personal injury and other similar claims. In addition, by providing professional services, such as IT services and solutions, clinical trials and legal services, we are subject to claims for professional malpractice. If an employee fails to follow these policies or if our insurance is inadequate, such actions could materially and adversely affect our business, financial condition and/or results of operations.

    Risks Related to Acquisition Financing. In the past, we have financed all or a portion of the consideration in acquisitions with shares of our common stock. If our common stock does not maintain a sufficient market value, or if potential acquisition candidates are unwilling to accept our common stock as all or a part of the consideration for their businesses, we may be required to use cash to maintain our acquisition program. If we do not have sufficient cash resources and we are unable to obtain additional financing, our growth could be limited. Our inability to acquire additional financing, if needed, could have a material adverse effect on our business, financial condition and/or results of operations.

    We May be Adversely Affected If We Lose Key Personnel. We believe that our success depends significantly upon the efforts and abilities of key executives. Furthermore, we will likely depend on the senior management of companies that we acquire in the future. If any of these individuals cannot continue in their position with us, or if we cannot attract and retain other skilled employees, our business, financial condition, and results of operation could be adversely affected.

    Anti-Takeover Provisions in Our Charter Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company. Our Board of Directors can issue preferred stock in one or more series without stockholder action. The existence of this "blank-check" preferred stock provision could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Certain provisions of the Delaware General Corporation Law may also discourage someone from acquiring or merging with us.

    We Do Not Expect to Pay Any Dividends. For the foreseeable future, we anticipate retaining our earnings for the operation and expansion of our business and we do not anticipate paying cash dividends. In addition, our credit facility limits the payment of cash dividends, without the lenders' consent.

ITEM 2.  PROPERTIES

    We own no real property. We lease our corporate headquarters, as well as space for all of our branch offices. These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities are maintained for storage purposes. Other than the additional space that will be leased with respect to the expansion of our corporate headquarters, we believe that our facilities are adequate for our needs and do not anticipate any difficulty in replacing these facilities or opening additional facilities, if necessary. Our corporate headquarters are leased from a related party with the lease term expiring on January 1, 2001. We have three consecutive five year options under the lease to renew the existing lease term. Within the next few months, we will lease additional space from the same related party for the expansion of our corporate headquarters on property adjacent to the existing location. We anticipate combining the lease for our existing facility and the new facility into one lease that will extend for ten years. We also anticipate that the new lease will include an option (replacing the three existing consecutive five year options) to renew for ten years following expiration of the initial term. Our headquarters are located at 302 East Millsap Road, Fayetteville, Arkansas 72703. Our telephone number is (501) 973-6000.

ITEM 3.  LEGAL PROCEEDINGS

    On March 12, 1999, a stockholder, purporting to act on behalf of a class of our stockholders, filed a complaint against us in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint alleges that the defendants (which in addition to us includes one of our officer/directors and one of our officers), violated the federal securities laws, and seeks unspecified compensatory and other damages. The defendants believe that the complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit. We also are a party to routine litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations of financial condition. We maintain insurance in amounts, with coverages and deductibles, that we believe are reasonable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    One matter was submitted to a vote of our stockholders during the fourth quarter of 1998. On October 27, 1998, we held a Special Stockholders' Meeting to vote on the Robert Walters merger transaction. Because the number of common shares that we expected to issue in the transaction would have exceeded 20% of our outstanding common shares on the date of issuance, the Nasdaq corporate governance rules required us to obtain the approval of our stockholders prior to the issuance of the shares. The record date for the Special Stockholders' Meeting was September 15, 1998, with 22,153,596 of our common shares being entitled to vote at this meeting. Of the 22,153,596 shares entitled to vote at the Special Stockholders' Meeting, 16,665,320 shares were represented either in person or by proxy. The issuance of our shares of common stock in the Robert Walters merger transaction was approved by our stockholders at the Special Stockholders' Meeting. The specific voting results from the meeting are provided below:

              FOR               AGAINST             ABSTAIN
              ---               -------             -------
              16,385,410        264,367             15,543


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK PRICE INFORMATION

    Our common stock, which has a par value of $.01 per share, trades on the Nasdaq National Market under the symbol "STAF." On March 10, 1999, there were 2,534 holders of record of our common stock. The following table sets forth the range of high and low trading prices for our common stock as reported by the Nasdaq National Market for each quarter in 1997 and 1998 and the first quarter of 1999 through March 10, 1999.

                                         HIGH         LOW
          FISCAL 1997                    ----         ---
          -----------
          First Quarter                 15.250       12.000
          Second Quarter                23.000       11.500
          Third Quarter                 39.375       21.375
          Fourth Quarter                40.500       25.875

          FISCAL 1998
          First Quarter                 41.875       23.000
          Second Quarter                44.875       32.375
          Third Quarter                 37.000       17.000
          Fourth Quarter                24.000       12.750

          FISCAL 1999
          First Quarter
          (through March 10, 1999)      24.625        6.875


OTHER STOCKHOLDER MATTERS

    We have not paid dividends in the past and intend to retain earnings to finance the expansion and operations of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility (as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations) includes restrictions on our ability to pay dividends, without obtaining the prior written consent of our bank group.

    The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of acquisitions, performance by our competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly effected the market price of many staffing and professional service companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely effect the market price of our common stock.

    On October 7, 1998, we purchased the stock of Carrollton Employment
Service, Inc. In this transaction, we issued 28,036 shares of common stock in addition to cash consideration. We relied upon the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended, in issuing the shares of common stock in the Carrollton acquisition. On November 25, 1998, we issued 6,687,704 shares of our common stock when we acquired Robert Walters through a merger transaction. Based upon a no action interpretive letter from the Securities and Exchange Commission, we relied upon the exemption from registration in Section 3(a)(10) of the Securities Act of 1933, as amended, in issuing the shares of our common stock to the stockholders of Robert Walters in this merger transaction.

ITEM 6.  SELECTED FINANCIAL DATA

    In October 1996, at the time of our initial public offering, we acquired Brewer Personnel Services, Inc. and the other five Founding Companies. Staff Accounting Bulletin No. 97 issued by the Securities and Exchange Commission required us to designate Brewer Personnel Services, Inc. as the acquirer of the other five Founding Companies for financial reporting purposes. The results of operations for 1996 only include the operations of the other five Founding Companies for the period following their acquisition on October 2, 1996. We believe that the Selected Financial Data should be read in conjunction with our audited financial statements, notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

                                                                    Years Ended December 31,
                                            -----------------------------------------------------------------------
                                               1998            1997           1996          1995            1994
                                            ----------      ----------     ----------    ----------      ----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Revenues                                   $1,014,913     $  594,229     $  176,194     $   81,719     $   57,203
  Cost of services                              750,438        443,446        127,571         57,978         38,783
                                             ----------     ----------     ----------     ----------     ----------
  Gross profit                                  264,475        150,783         48,623         23,741         18,420
  Operating expenses:
   Selling, general and administrative          172,222        107,411         34,203         17,289         14,123
   Nonrecurring charges                          27,336           --             --             --             --
   Depreciation and amortization                 14,158          6,347          1,802            824            561
                                             ----------     ----------     ----------     ----------     ----------
  Operating income                           $   50,759     $   37,025     $   12,618     $    5,628     $    3,736
                                             ==========     ==========     ==========     ==========     ==========
  Interest expense                                6,768          1,413          1,390            729             86
  Net income                                     18,640         20,400          7,493          3,692          2,727

  Basic earnings per share                   $     0.65     $     0.85     $     0.65
  Diluted earnings per share                 $     0.63     $     0.82     $     0.64
  Basic earnings per share excluding
     nonrecurring charges                    $     1.52     $     0.85     $     0.65
  Diluted earnings per share excluding
     nonrecurring charges                    $     1.47     $     0.82     $     0.64

                                                             As of December 31,
                                       ---------------------------------------------------------------
                                           1998        1997         1996         1995          1994
                                       ----------   ----------   ----------   ----------    ----------
Balance Sheet Data:
  Working capital                        $ 94,458     $ 49,068     $ 30,412     $  3,588     $  2,659
  Total assets                            580,945      301,170       92,676       31,535       11,954
  Long-term debt, including current
   maturities                             176,700       12,000         --         16,258          654
  Stockholders' equity                    260,092      219,673       67,021        5,826        4,076

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Financial Data," the related notes thereto and our audited financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    On October 2, 1996, we acquired, at the time of our initial public offering, Brewer Personnel Services, Inc. and the other five Founding Companies. Based on the provisions of Staff Accounting Bulletin No. 97, Brewer was designated as the acquirer of the other Founding Companies for financial reporting purposes. Therefore, our results of operations for 1996 only include the operations of the other Founding Companies for the period following their acquisition on October 2, 1996. The acquisition of assets and the assumption of liabilities of the Founding Companies are reflected at their historical cost based on the applicable provisions of Staff Accounting Bulletin No. 97.

    Our services are provided through two segments: Professional/IT and Commercial. The Professional/IT segment provides staffing, consulting, technical support and solutions services primarily in the areas of finance, accounting, information technology, and legal services. The Commercial segment provides clerical and light industrial staffing services. Our services are provided through our network of over 300 branch offices located in 31 states and 12 countries including the United States, the United Kingdom, Australia, Germany, New Zealand, Belgium, Holland, Singapore, and South Africa.

    Revenues are recognized upon the performance of services. We generally compensate our professionals and associates only for hours actually worked and, therefore, wages of professionals and associates are a variable cost that increase or decrease as revenues increase or decrease. However, we do have professionals that are full-time, salaried employees who are paid even when not engaged in staffing or consulting. Cost of services primarily consists of wages paid to professionals, temporary associates, payroll taxes, workers' compensation, foreign statutory taxes, national insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, IT systems and communications expenses.

    During 1998, we completed 18 business combinations. On November 25, 1998, we completed the acquisition of Robert Walters. Our largest acquisition to date, Robert Walters specializes in placing accounting, finance and IT professionals on a contract, temporary and permanent basis with customers in the finance, commercial and industrial sectors. This acquisition complemented our existing business lines by providing a value-added, high margin international professional services component with a significant presence in the United Kingdom. For the year ended December 31, 1997, Robert Walters had approximately $149.0 million of revenue. The transaction was accounted for as a pooling-of-interests, with 6,687,704 shares of our common stock being issued to the Robert Walters stockholders.

    The financial statements have been restated for the significant pooling-of-interests business combinations. Our operating results include acquisitions accounted for under the purchase method since the effective date of acquisition. We incurred $27.3 million in nonrecurring merger costs and one-time charges during 1998 primarily related to our pooling-of-interests business combinations and the reassessment of recoverability of certain assets. Approximately $22.4 million of these nonrecurring merger expenses related to the Robert Walters transaction. These nonrecurring costs consist primarily of professional fees, printing fees, fees of financial advisors, integration expenses including the elimination of redundant offices, severance plans and other contract terminations.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") is included in the following discussion because we believe the year-to-year change in EBITDA is a meaningful measure since we have been an acquisitive company and the non-cash expenses of depreciation and amortization have a significant impact on operating income and operating margins. EBITDA should not be construed as an alternative measure of the amount of our income or cash flows from operating activities as EBITDA excludes certain significant costs of doing business. The EBITDA per share information that follows has been calculated using diluted shares outstanding for the relevant period.

RECENT INFORMATION

    On March 2, 1999, based on a detailed review of January results and an accelerated review of preliminary February results, we announced that a decline in demand from our finance, banking and legal clients and lower growth from IntelliMark's domestic IT staffing business could cause our earnings per share for the first quarter of 1999 and the 1999 year to be lower than the pre-announcement I/B/E/S consensus analyst estimate for each of these periods. In response to this circumstance, we implemented executive and organizational changes at IntelliMark for the purpose of improving IT staffing growth rates, consolidating administrative functions and building an IT solutions network that compliments our business units and core competencies. To focus our efforts in these areas, we plan to slow down our acquisition program during the balance of the 1999 year.

FINANCIAL INFORMATION

    The financial information provided below has been rounded in order to simplify its presentation. The percentages below have been calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included in this Annual Report on Form 10-K.

                                                              Year Ended December 31,
                                    ----------------------------------------------------------------------------
                                       1998          %           1997            %         1996             %
                                    --------      --------     --------      --------     --------      --------
                                                              (Dollars in Thousands)
Revenues:
    Professional/IT               $  530,175          52.2     $252,577          42.5     $ 72,777          41.3
    Commercial                       484,738          47.8      341,652          57.5      103,417          58.7
                                  ---------          -----     --------         -----     --------      --------
    Total                          1,014,913         100.0      594,229         100.0      176,194         100.0
                                  ----------         -----     --------         -----     --------      --------

Operating income:
    Professional/IT                   47,510           4.7       17,084           2.9        6,239           3.6
    Commercial                        36,842           3.6       25,137           4.2        6,718           3.8
    Corporate                         (6,257)         (0.6)      (5,196)         (0.9)        (339)         (0.2)
                                  ----------         -----     --------         -----     --------      --------
    Total before nonrecurring
        charges                       78,095           7.7       37,025           6.2       12,618           7.2
    Nonrecurring charges              27,336           2.7         --            --           --            --
                                  ----------         -----     --------         -----     --------      --------
    Total                             50,759           5.0       37,025           6.2       12,618           7.2

Interest expense and other, net        6,995           0.7          681           0.1        1,009           0.6
                                  ----------         -----     --------         -----     --------      --------
Income before income taxes            43,764           4.3       36,344           6.1       11,609           6.6
Income taxes                          25,124           2.5       15,944           2.7        4,116           2.3
                                  ----------         -----     --------         -----     --------      --------
Net income                        $   18,640           1.8     $ 20,400           3.4     $  7,493           4.3
                                  ----------         -----     --------         -----     --------      --------
EBITDA                            $   64,917           6.4     $ 43,372           7.3     $ 14,420           8.2
                                  ----------         -----     --------         -----     --------      --------
Per share amounts:
Basic Earnings                    $     0.65                   $   0.85                   $   0.65
                                  ==========                   ========                   ========
Diluted Earnings                  $     0.63                   $   0.82                   $   0.64
                                  ==========                   ========                   ========
EBITDA                            $     2.19                   $   1.75                   $   1.23
                                  ==========                   ========                   ========

Excluding nonrecurring charges:
Net income                        $   43,406           4.3     $ 20,400           3.4     $  7,493           4.3
                                  ----------         -----     --------         -----     --------      --------
EBITDA                            $   92,253           9.1     $ 43,372           7.3     $ 14,420           8.2
                                  ----------         -----     --------         -----     --------      --------
Per share amounts:
Basic Earnings                    $     1.52                   $   0.85                   $   0.65
                                  ==========                   ========                   ========
Diluted Earnings                  $     1.47                   $   0.82                   $   0.64
                                  ==========                   ========                   ========
EBITDA                            $     3.11                   $   1.75                   $   1.23
                                  ==========                   ========                   ========

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997

    Revenues. Consolidated revenues increased $420.7 million, or 70.8%, to $1.0 billion for 1998 compared to $594.2 million for 1997. The acquisitions completed during 1998 in both the Professional/IT and Commercial segments accounted for approximately $265.8 million of the increase. Approximately $115.4 million of the increase is the result of recording a full year's operations in 1998 for the companies purchased during 1997 which consists of both internal and acquisition growth.

    Revenues for the Professional/IT segment increased $277.6 million, or 109.9%, to $530.2 million for 1998 compared to $252.6 million for 1997. This increase is primarily the result of acquisitions and internal growth particularly in the expansion of contracting professional and information technology consultants in the United Kingdom and other European locations, as well as in Australia and certain Asian markets. Approximately $79.7 million of the increase results from the full year's operations of the companies acquired during 1997 which consists of both internal and acquisition growth. The Professional/IT companies purchased in 1998 provided approximately $45.9 million of the increase.

    Revenues for the Commercial segment increased $143.1 million, or 41.9%, to $484.7 million for 1998 compared to $341.7 million for 1997. This revenue growth is the result of acquisitions and internal growth. Commercial acquisitions completed during 1998 accounted for $76.1 million in revenue during 1998. Approximately $35.7 million of the increase results from the full year's operations of the companies purchased during 1997 which consists of both internal and acquisition growth.

    EBITDA and Gross Profit. EBITDA, excluding nonrecurring charges, increased $48.9 million, or 112.7%, to $92.3 million for 1998 as compared to $43.4 million for 1997. EBITDA, excluding nonrecurring charges, as a percentage of revenues was 9.1% for 1998 and 7.3% for 1997. This margin improvement was the result of our efforts to increase our concentration in the higher-margin Professional/IT business, somewhat offset by higher stock option compensation expense in 1997 compared to 1998, as discussed below. Including nonrecurring charges, 1998 EBITDA was $64.9 million and EBITDA margin was 6.4%. For 1998, gross profit as a percentage of revenue increased from 25.4% to 26.1% while selling, general and administrative expenses ("SG&A"), excluding nonrecurring charges, as a percentage of revenue decreased from 18.1% to 17.0%. The increase in gross profit and gross profit margin primarily resulted from higher revenues and an increased percentage of revenues being derived from the Professional/IT segment which generally has higher profit margins than the Commercial segment, in conjunction with an increase in Robert Walters permanent placement revenues in 1998. We will continue to invest in the infrastructure of our Company in the areas of technology, training, communications and marketing as we believe these investments will provide valuable benefits in the future. SG&A for 1998 and 1997 includes amounts related to the Robert Walters stock option plan which were compensatory prior to the acquisition but which became subject to fixed plan accounting as of the acquisition date. These compensatory stock option plans resulted in income of $0.7 million in 1998 and expense of $4.6 million in 1997.

    Depreciation and Amortization Expense. Depreciation and amortization expense increased $7.8 million to $14.1 million for 1998. This increase is primarily attributable to amortization of goodwill associated with our purchase business combinations. Depreciation also increased as a result of continuing development of our corporate infrastructure and information systems network.

    Operating Income. Operating income increased $13.7 million, or 37.1%, to $50.8 million for 1998 compared to $37.0 million for the same period last year. Due to nonrecurring charges of $27.3 million, our operating margin decreased to 5.0% for 1998 as compared to 6.2% for 1997. Excluding these nonrecurring charges, 1998 consolidated operating income was $78.1 million, or 7.7% of consolidated revenues.

    The following operating income discussion at the Professional/IT and Commercial segment levels excludes unallocated corporate SG&A of $6.3 million for 1998 and $5.2 million for 1997.

    Operating income for the Professional/IT segment increased $30.4 million, or 178.1%, to $47.5 million in 1998 as compared to $17.1 million in 1997. The Professional/IT segment benefited from an increase in operating margin from 6.8% in 1997 to 9.0% in 1998 partially as a result of lower compensation expenses related to the Robert Walters compensatory stock options in 1998. The higher margin business involving consulting and solutions services, along with an increase in Robert Walters permanent placement business were the primary reasons for the margin increase. The domestic acquisitions completed during 1998 provided approximately $13.0 million in operating income.

    Operating income for the Commercial segment increased $11.7 million, or 46.6%, to $36.8 million in 1998 as compared to $25.1 million in the same period last year. Continued growth in our existing markets, increases in our strategic alliance (vendor-on-premise) agreements as well as the strategic acquisitions completed during the year have provided the majority of this growth. Commercial acquisitions completed during the year added operating income of approximately $8.1 million. The growth from our strategic alliances, which provide clients with dedicated on-site account management, tend to have lower gross margins than traditional temporary staffing services. However, the higher volumes, comparatively lower operating expenses and relatively long-term contracts associated with these relationships have resulted in operating profit growth and a stable source of revenue. The operating margin of the Commercial segment increased from 7.4% in 1997 to 7.6% in 1998.

    Interest Expense. We incurred interest expense of $6.8 million in 1998 as compared to $1.4 million of interest expense in 1997. Interest expense in both periods is primarily related to borrowings on our Credit Facility (as defined below) to fund the cash portion of several of our acquisitions.

    Net Income. Net income, excluding nonrecurring charges, increased 112.8% to $43.4 million for 1998 as compared to $20.4 million for the same period last year. This increase of $23.0 million is a result of the factors described above. Net margin, excluding nonrecurring charges, was 4.3% for 1998 up from 3.4% for 1997. Including nonrecurring charges, net income for 1998 was $18.6 million and net income as a percentage of revenue was 1.8%.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996

    Revenues. Consolidated revenues increased $418.0 million, or 237.3%, to $594.2 million for 1997 compared to $176.2 million for 1996. This increase was primarily attributable to the full year's operations of the other five Founding Companies, the acquisitions completed during 1997 of approximately $161.0 million, and internal growth, particularly in the finance, accounting and IT areas of Robert Walters.

    Revenues for the Professional/IT segment increased $179.8 million, or 247.1%, to $252.6 million for 1997 compared to $72.8 million for 1996. This increase is primarily the result of our focus on acquiring and developing our Professional/IT segment which tends to have higher margins and growth rates than the traditional commercial business. At the end of 1997, the Professional/IT segment constituted 42.5% of our revenue base. The Professional/IT companies purchased in 1997 provided approximately $66.0 million of the increase.

    Revenues for the Commercial segment increased $238.2 million, or 230.4%, to $341.7 million for 1997 compared to $103.4 million for 1996. The largest driver of this change relates to the inclusion of the other five Founding Companies for a full year since these operations were primarily Commercial in nature. Additionally, the Commercial acquisitions completed during 1997 provided $95.0 million of revenue during 1997.

    EBITDA and Gross Profit. EBITDA increased $29.0 million, or 200.8%, to
$43.4 million for 1997 as compared to $14.4 million for 1996. These changes were primarily the result of including the other five Founding Companies for a full year and from our 1997 acquisitions. EBITDA as a percentage of revenues was 7.3% for 1997 and 8.2% for 1996. This decrease resulted primarily from an increase in gross profit offset by costs associated with our acquisitions, the integration of the other five Founding Companies, the development of an operational and functional infrastructure and the higher compensation expense resulting from stock option expense in 1997. SG&A for 1997 and 1996 includes amounts related to the Robert Walters stock option plan which were compensatory prior to the acquisition but which became subject to fixed plan accounting as of the acquisition date. These compensatory stock option plans resulted in expense of $4.6 million in 1997 and $0.3 million in 1996.

    Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.5 million to $6.3 million for 1997. This increase is primarily attributable to amortization of goodwill associated with our purchase business combinations.

    Operating Income. Operating income increased $24.4 million, or 193.4%, to $37.0 million for 1997 compared to $12.6 million for 1996. Our operating margin decreased to 6.2% for 1997 compared to 7.2% for 1996 for the reasons described above.

    The following operating income discussion at the Professional/IT and Commercial segment levels excludes unallocated corporate SG&A of $5.2 million and $0.3 million for 1997 and 1996, respectively.

    Operating income for the Professional/IT segment increased $10.8 million, or 173.8%, to $17.1 million in 1997 as compared to $6.2 million in 1996. The majority of this increase relates to the internal expansion throughout the United Kingdom and other European locations in permanent placement and contracting revenues, and also benefited from the acquisitions completed during 1997 as well as domestic internal growth. Operating margin decreased from 8.6% in 1996 to 6.8% in 1997 primarily as a result of costs related to the Robert Walters stock option plan as described above.

    Operating income for the Commercial segment increased $18.4 million, or 274.2%, to $25.1 million in 1998 as compared to $6.7 million in the same period last year. Inclusion of the other five Founding Companies for the full year was the main driver of this change. Growth in existing markets, new office openings, strategic alliance programs and the Commercial acquisitions completed during 1997 also accounted for increased growth. The operating margin of the Commercial segment increased from 6.4% in 1996 to 7.4% in 1997 as we realized the synergies of operating the combined companies and realized savings in controllable costs such as workers' compensation.

    Interest Expense. Interest expense was approximately $1.4 million for both 1997 and 1996. Interest expense for 1997 was primarily related to borrowings on our Credit Facility to fund the cash portion of several of the 1997 acquisitions, while interest expense in 1996 related to various borrowings of Brewer that were paid-off with proceeds from our initial public offering.

    Net Income. Net income increased $12.9 million, or 172.2%, to $20.4 million for 1997 compared to $7.5 million for 1996 as a result of the factors described above. Net income as a percentage of revenues was 3.4% for 1997 and 4.3% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary source of funds is from operations, the proceeds of common stock offerings and borrowings under our Credit Facility. Our principal uses of cash are to fund acquisitions, working capital and capital expenditures. We generally pay our temporary associates and professionals weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice. We have increasing requirements for cash resources to fund working capital increases, new office openings and the expansion of existing offices.

    We currently have a $300 million credit facility with a consortium of banks (the "Credit Facility") which is secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our foreign subsidiaries. The Credit Facility matures in August 2003. Interest on any borrowings is computed at our option of either the bank group's prime rate or the London interbank offered rate incrementally adjusted based on our operating leverage ratios. We pay a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varies based on our operating leverage ratios. During 1997, we borrowed approximately $65.8 million on our Credit Facility, the majority of which was used to pay the cash consideration for several of our 1997 acquisitions. During 1998, we had net borrowings of approximately $164.7 million on the Credit Facility, which were used to pay the cash consideration for several of our acquisitions and for general corporate purposes. In 1998, we entered into fixed interest rate swap agreements with respect to a portion of the borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. As of March 10, 1999, $222.6 million was outstanding on the Credit Facility.

    Net cash provided by operating activities was $6.5 million in 1998, $16.7 million in 1997 and $4.3 million in 1996. The net cash provided by operating activities for the periods presented was primarily attributable to net income adjusted for non-cash expenses such as depreciation and amortization and changes in operating assets and liabilities.

    Net cash used in investing activities was $165.8 million in 1998, $135.0 million in 1997 and $29.5 million in 1996. Cash used in investing activities in 1998 was primarily attributable to cash paid for acquisitions completed during the year and for additional contingent consideration paid during 1998 for acquisitions completed in 1997. In 1997, cash used in investing activities was primarily related to consideration paid for our acquisitions. Cash used in investing activities in 1996 was primarily related to the acquisitions of the other five Founding Companies.

    Net cash provided by financing activities was $166.0 million in 1998, $107.4 million in 1997 and $40.6 million in 1996. Cash provided by financing activities in 1998 was primarily related to borrowings under our Credit Facility to finance several of the acquisitions and contingent consideration payments completed during the year. Cash provided by financing activities in 1997 was primarily attributable to the proceeds from a secondary offering of our common stock and borrowings under our Credit Facility to finance several of our acquisitions. These 1997 proceeds were partially offset by the repayment of borrowings under our Credit Facility with proceeds from the secondary offering. Cash provided by financing activities in 1996 was primarily attributable to the issuance of common stock in conjunction with our initial public offering partially offset by the repayment of the debt obligations of the Founding Companies with proceeds from our initial public offering as well as dividends to stockholders.

    Our combined cash and cash equivalents increased $6.7 million in 1998, decreased $10.9 million in 1997 and increased $15.4 million in 1996 as a result of the foregoing factors.

    We believe that our cash flows from operations and borrowings available under our Credit Facility will provide sufficient liquidity for our existing operations during 1999. However, if we continue to make acquisitions or there is a slowdown in the economy or our business, we would need to seek additional financing through the public or private sale of equity or debt securities, or we will request our bank group to increase the Credit Facility. There can be no assurance that we could secure such financing, if and when it is needed, or on terms we deem acceptable. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, acquisition plans, public or private offerings of debt or equity securities and borrowing availability under the Credit Facility.

YEAR 2000 COMPLIANCE

    The Year 2000 issue is the result of computer programs (whether related to IT systems or non-IT systems) being written using two digits rather than four digits to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. We have assembled a Year 2000 compliance team that is working on these compliance matters company-wide. As part of this project and consistent with our operating strategy, we are implementing one primary front office software package (Caldwell-Spartin) in a majority of our Commercial offices. In a majority of our Professional/IT offices, we are implementing one primary search and retrieval software package (EZ Access) and one primary front office software package (MAS 90). In addition, we have selected and implemented the PeopleSoft system for our back office, administrative and accounting systems. All of these software systems have the ability to process transactions with dates for the Year 2000 and beyond at no incremental cost and, accordingly, we believe that Year 2000 costs with respect to these software systems are not expected to have a material impact on our financial condition or results of operations.

    As to non-IT systems and vendor services, other than banking relationships and utilities (which includes electrical power, water and related items), we believe there is no single system or vendor service that is material to our operations. As to banking needs, our banking relationships are primarily with large national and international financial institutions which are undertaking their own Year 2000 compliance procedures and certifying their compliance to us. Certain of our utility vendors are certifying their Year 2000 compliance to us. To the extent that a utility vendor fails to certify its Year 2000 compliance capability, our contingency plan is to ensure that we have back-up utility sources necessary to maintain the critical information systems at our corporate headquarters. Utility failures at our branch offices or the inability of our customers to operate could have a material adverse effect on our revenue sources and could disrupt our customers' payment cycle. We are working with our customers to address the Year 2000 issues that will affect our business and our plan is to ensure that our Year 2000 compliance project is materially complete by June 30, 1999. We believe that the costs of our Year 2000 compliance project for each matter individually and all matters in the aggregate will not be material to our financial condition or results of operations.

    As to software systems and applications utilized by entities acquired or to be acquired by us, we anticipate that upgrades and/or conversions may be required to ensure that these systems and applications are Year 2000 compliant. We believe that any such upgrades and/or conversions will be timely made and are not expected to have a material impact on our financial condition or results of operations.

SEASONALITY

    The timing of certain holidays, weather conditions and seasonal vacation patterns can cause the Company's results of operations to fluctuate. We generally expect to realize higher revenues, operating income and net income during the second and third quarters and relatively lower revenues, operating income and net income during the first and fourth quarters.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. We have not yet quantified the impacts of adopting SFAS No. 133 on our financial statements; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information regarding certain of our long-term debt obligations relating to quantitative and qualitative disclosure about market risk is described in Note 8 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:

                                                                                        Page
                                                                                        ----
              Report of Independent Public Accountants                                    24

              Covered by the Report of Independent Public Accountants:
              Consolidated Balance Sheet at December 31, 1998 and 1997                    25
              Consolidated Statements of Income for the years ended
                 December 31, 1998, 1997, and 1996                                        26
              Consolidated Statements of Stockholders' Equity at
                 December 31, 1998, 1997, and 1996                                        27
              Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997, and 1996                                        28
              Notes to Consolidated Financial Statements                                  29


    (b) Not Covered by Report of Independent Public Accountants:

              Supplementary Quarterly Financial Information                               43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of StaffMark, Inc.:

    We have audited the accompanying consolidated balance sheets of StaffMark, Inc. and subsidiaries (the "Company", a Delaware corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StaffMark, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP



Little Rock, Arkansas,
    January 29, 1999.

                                STAFFMARK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                   --------------------------------
                                                                                        1998               1997
                                                                                   -------------      -------------
                                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  12,811,415      $   6,654,599
    Accounts receivable, net                                                         155,795,909         89,126,584
    Deferred income taxes                                                              2,569,331            851,284
    Prepaid expenses and other                                                        10,063,288          5,793,669
                                                                                   -------------      -------------
                 Total current assets                                                181,239,943        102,426,136
PROPERTY AND EQUIPMENT, net                                                           22,449,478         14,315,353
INTANGIBLE ASSETS, net                                                               375,681,961        181,970,550
OTHER ASSETS                                                                           1,573,393          2,458,104
                                                                                   -------------      -------------
                                                                                   $ 580,944,775      $ 301,170,143
                                                                                   =============      =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                       $  35,067,726      $  23,600,459
    Payroll and related liabilities                                                   40,309,069         17,085,991
    Reserve for workers' compensation claims                                           8,087,030          6,208,748
    Income taxes payable                                                               3,317,984          6,462,905
                                                                                   -------------      -------------
                 Total current liabilities                                            86,781,809         53,358,103
LONG-TERM DEBT                                                                       176,700,000         12,000,000
OTHER LONG-TERM LIABILITIES                                                           47,736,824         14,354,783
DEFERRED INCOME TAXES                                                                  9,634,299          1,783,947
COMMITMENTS AND CONTINGENCIES (Notes 14 through 16)
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; no shares issued or outstanding                        --                 --
    Common stock, $.01 par value; 29,083,379 and 27,034,335 shares issued
       and outstanding as of December 31, 1998 and 1997, respectively                    290,834            270,343
    Paid-in capital                                                                  214,271,146        194,431,766
    Retained earnings                                                                 46,262,641         25,133,665
    Accumulated other comprehensive income                                              (732,778)          (162,464)
                                                                                   -------------      -------------
                 Total stockholders' equity                                          260,091,843        219,673,310
                                                                                   -------------      -------------
                                                                                   $ 580,944,775      $ 301,170,143
                                                                                   =============      =============

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                          consolidated balance sheets.

                                STAFFMARK, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Fiscal Years
                                                                 ---------------------------------------------------------
                                                                        1998                 1997                 1996
                                                                 ---------------      ---------------      ---------------
SERVICE REVENUES                                                 $ 1,014,912,925      $   594,228,973      $   176,194,109
COST OF SERVICES                                                     750,438,266          443,445,780          127,570,986
                                                                 ---------------      ---------------      ---------------
                 Gross profit                                        264,474,659          150,783,193           48,623,123
OPERATING EXPENSES:
    Selling, general and administrative                              172,221,993          107,411,228           34,203,615
    Depreciation and amortization                                     14,158,252            6,346,502            1,801,954
    Non-recurring charges                                             27,335,436                 --                   --
                                                                 ---------------      ---------------      ---------------
                 Operating income                                     50,758,978           37,025,463           12,617,554
OTHER INCOME (EXPENSE):
    Interest expense                                                  (6,767,662)          (1,413,172)          (1,389,879)
    Other, net                                                          (227,813)             731,561              380,954
                                                                 ---------------      ---------------      ---------------
                 Income before provision for income taxes             43,763,503           36,343,852           11,608,629
PROVISION FOR INCOME TAXES                                            25,124,074           15,944,054            4,115,833
                                                                 ---------------      ---------------      ---------------
                 Net income                                      $    18,639,429      $    20,399,798      $     7,492,796
                                                                 ===============      ===============      ===============

BASIC EARNINGS PER SHARE                                         $          0.65      $          0.85      $          0.65
                                                                 ===============      ===============      ===============

DILUTED EARNINGS PER SHARE                                       $          0.63      $          0.82      $          0.64
                                                                 ===============      ===============      ===============

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                                STAFFMARK, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Accumulated
                                                      Common Stock                                           Other
                                                -------------------------      Paid-in       Retained    Comprehensive
                                                  Shares        Amount         Capital       Earnings        Income        Total
                                                -----------   -----------    ------------  -----------   -------------  -----------
BALANCE, December 31, 1995                              261   $         3    $ 1,267,917   $ 4,608,703   $   (51,091)   $ 5,825,532
    Dividends declared:
       Cash                                            --            --             --      (2,578,172)         --       (2,578,172)
       Property                                        --            --             --         (73,700)         --          (73,700)
    Shares issued in conjunction with
       Brewer business combination                       10          --          319,149          --            --          319,149
    Exercise of stock options                             7          --          160,000          --            --          160,000
    Issuance of common stock
       upon formation of StaffMark, Inc.              1,000            10           --            --            --               10
    Split of StaffMark, Inc. common stock         1,354,000        13,540        (13,540)         --            --             --
    Issuance of common stock,
       net of offering costs                     10,192,840       101,928     69,733,423          --            --       69,835,351
    Conversion of Brewer common stock
       into common stock of StaffMark, Inc.       1,934,865        19,349     (2,969,349)         --            --       (2,950,000)
    Conversion of Robert Walters common
       stock into common stock of
       StaffMark, Inc.                            2,313,801        23,138         (4,730)         --            --           18,408
    Acquisition of Other Founding Companies       3,683,249        36,832    (10,940,326)         --            --      (10,903,494)
    Reclassification of retained earnings in
       conjunction with the conversion from
       S Corporation to C Corporation status
       for tax reporting purposes                      --            --        3,025,212    (3,025,212)         --             --
    Establishment of deferred income tax
       liabilities in conjunction with the
       conversion from S Corporation to
       C Corporation status for tax
       reporting purposes                              --            --       (1,839,706)         --            --       (1,839,706)
    Shares issued in conjunction with
       StaffMark business combination               118,763         1,188      1,021,658          --            --        1,022,846
    Effect of compensatory stock options               --            --          307,623          --            --          307,623
    Comprehensive income:
       Net income                                      --            --             --       7,492,796          --        7,492,796
       Foreign currency translation
           adjustments                                 --            --             --            --         384,691        384,691
                                                -----------   -----------   ------------   -----------   -----------   ------------
               Comprehensive income                    --            --             --       7,492,796       384,691      7,877,487
                                                -----------   -----------   ------------   -----------   -----------   ------------
BALANCE, December 31, 1996                       19,598,796       195,988     60,067,331     6,424,415       333,600     67,021,334
    Dividends declared                                 --            --             --      (1,552,274)         --       (1,552,274)
    Issuance of common stock, net of
       offering costs                             4,013,160        40,132    102,536,027          --            --      102,576,159
    Business combinations                         3,353,657        33,536     25,686,806      (138,274)         --       25,582,068
    Issuances of common stock related to
       employee stock plans                          68,722           687      1,511,738          --            --        1,512,425
    Effect of compensatory stock options               --            --        4,629,864          --            --        4,629,864
    Comprehensive income:
       Net income                                      --            --             --      20,399,798          --       20,399,798
       Foreign currency translation
           adjustments                                 --            --             --            --        (496,064)      (496,064)
                                                -----------   -----------   ------------   -----------   -----------   ------------
               Comprehensive income                    --            --             --      20,399,798      (496,064)    19,903,734
                                                -----------   -----------   ------------   -----------   -----------   ------------
BALANCE, December 31, 1997                       27,034,335       270,343    194,431,766    25,133,665      (162,464)   219,673,310
    Dividends declared                                 --            --             --        (693,880)         --         (693,880)
    Business combinations                         1,770,177        17,702     17,977,970     3,183,427          --       21,179,099
    Issuances of common stock related to
       employee stock plans                         278,867         2,789      2,607,105          --            --        2,609,894
    Effect of compensatory stock options               --            --         (745,695)         --            --         (745,695)
    Comprehensive income:
       Net income                                      --            --             --      18,639,429          --       18,639,429
       Foreign currency translation
           adjustments                                 --            --             --            --        (570,314)      (570,314)
                                                -----------   -----------   ------------   -----------   -----------   ------------
               Comprehensive income                    --            --             --      18,639,429      (570,314)    18,069,115
                                                -----------   -----------   ------------   -----------   -----------   ------------
BALANCE, December 31, 1998                       29,083,379   $   290,834   $214,271,146   $46,262,641   $  (732,778)  $260,091,843
                                                ===========   ===========   ============   ===========   ===========   ============

                     The accompanying notes to consolidated
                      financial statements are an integral
                     part of these consolidated statements.

                                STAFFMARK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Fiscal Years
                                                                            -----------------------------------------------
                                                                                1998             1997              1996
                                                                            -------------    -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  18,639,429    $  20,399,798     $  7,492,796
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                        14,158,252        6,346,502        1,801,954
          Provision for bad debts                                               1,633,823          896,455          290,555
          Deferred income taxes                                                 4,889,167       (1,432,415)        (641,370)
          Write-down of certain assets                                          2,708,829             --               --
          Effect of compensatory stock options                                   (745,695)       4,629,864          307,623
          Other, net                                                             (973,490)        (340,113)          93,106
          Change in operating accounts, net of effects of acquisitions:
                 Accounts receivable                                          (40,726,073)     (24,191,764)      (8,993,490)
                 Prepaid expenses and other                                    (2,554,428)      (1,962,904)        (530,051)
                 Other assets                                                   2,326,535          (43,658)        (421,792)
                 Accounts payable and accrued liabilities                      (3,213,679)       5,782,383        2,870,615
                 Payroll and related liabilities                               16,080,184        4,989,995       (1,388,688)
                 Reserve for workers' compensation claims                       1,503,539          225,624           94,496
                 Income taxes payable                                          (3,708,499)       1,391,693        3,122,535
                 Other long term liabilities                                   (3,513,597)         (16,228)         198,173
                                                                            -------------    -------------     ------------
                     Net cash provided by operating activities                  6,504,297       16,675,232        4,296,462
                                                                            -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of businesses, net of cash acquired                            (155,552,201)    (127,894,577)     (12,322,832)
    Acquisition of Founding Companies, net of cash acquired                          --               --        (14,989,436)
    Capital expenditures                                                      (10,240,080)      (7,060,595)      (2,237,467)
                                                                            -------------    -------------     ------------
                     Net cash used in investing activities                   (165,792,281)    (134,955,172)     (29,549,735)
                                                                            -------------    -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of offering costs                                  --        102,576,159       69,835,351
    Proceeds from borrowings                                                  290,890,000       63,349,818        5,875,106
    Payments on borrowings                                                   (126,190,000)     (58,202,711)     (32,286,566)
    Distributions to stockholders                                                (693,880)      (1,552,274)      (2,578,172)
    Proceeds from employee stock plans                                          2,609,894        1,512,425          160,000
    Deferred financing costs                                                     (600,900)        (283,679)        (398,708)
                                                                            -------------    -------------     ------------
                     Net cash provided by financing activities                166,015,114      107,399,738       40,607,011
                                                                            -------------    -------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            6,727,130      (10,880,202)      15,353,738
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND
    CASH EQUIVALENTS                                                             (570,314)        (496,064)         384,691
CASH AND CASH EQUIVALENTS, beginning of period                                  6,654,599       18,030,865        2,292,436
                                                                            -------------    -------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                    $  12,811,415    $   6,654,599     $ 18,030,865
                                                                            =============    =============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                           $   5,647,446    $   1,221,786     $  1,633,081
                                                                            =============    =============     ============
    Income taxes paid                                                       $  28,268,995    $  13,986,122     $    559,521
                                                                            =============    =============     ============
    Non-cash transactions:
       Notes payable issued in business combination                         $  16,117,188    $        --       $       --
                                                                            =============    =============     ============
       Distribution of property to stockholders                             $        --      $        --       $     73,700
                                                                            =============    =============     ============


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                                STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS:

    StaffMark, Inc. ("StaffMark" or the "Company") is a global provider of diversified staffing, solutions, professional and consulting services to businesses, professional and service organizations and governmental agencies. As of December 31, 1998, StaffMark operated offices in 31 states and 12 countries. StaffMark provides services to numerous customers, none of which individually represent a significant portion of revenues within a geographic region or for the Company as a whole.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents--

    The Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment--

    Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets, which are as follows:

         Furniture, fixtures and equipment                       5-7 years
         Computer equipment and software                         5-7 years
         Leasehold improvements                                 3-15 years

    Additions that extend the lives of the assets are capitalized while repairs and maintenance costs are expensed as incurred. When property and equipment are retired, the related cost and accumulated depreciation or amortization are removed from the balance sheet and any resultant gain or loss is recorded.

Intangible Assets--

    Intangible assets consist primarily of goodwill, which is generally amortized over 30 years using the straight-line method. Deferred financing costs are amortized over the life of the respective debt obligation using a method which approximates the effective interest method. Intangibles associated with non-compete agreements are amortized using the straight-line method over the life of the respective agreements.

Workers' Compensation--

    StaffMark self-insures certain risks related to workers' compensation claims. The estimated costs of existing and future claims are accrued as incidents occur based upon historical loss development trends and may be subsequently revised based on developments relating to such claims. StaffMark has engaged the services of a third-party actuary to assist with the development of these cost estimates.

Revenue Recognition--

    Service revenues are recognized as income at the time staffing services are provided.

Income Taxes--

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

    Prior to the acquisitions in October 1996, as discussed in Note 3, Brewer Personnel Services, Inc. ("Brewer") was an S Corporation for income tax reporting purposes. Accordingly, no provision for federal or state income taxes related to the income for those periods is reflected in the accompanying consolidated financial statements since such taxes are liabilities of the individual stockholders. The S Corporation status of Brewer terminated upon the effective date of these acquisitions.

Foreign Currency Translation--

    The functional currency for certain of the Company's foreign subsidiaries is the local currency. The translation from the foreign currency to U.S. dollars is performed for balance sheet accounts using the exchange rate in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. The gains or losses resulting from such translations are included in the accompanying consolidated statements of stockholders' equity.

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

Impairment of Long-Lived Assets--

    StaffMark regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation is performed pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. During 1998 the Company recognized an impairment in the goodwill associated with its physical/occupational therapy business unit as more fully described in Note 4.

Stock Options--

    During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages all companies to recognize compensation expense based on the fair value, at grant date, of instruments issued pursuant to stock-based compensation plans. SFAS No. 123 requires the fair value of the instruments granted, which is measured pursuant to the provisions of the statement, to be recognized as compensation expense over the vesting period of the instrument. However, the statement also allows companies to continue to measure compensation costs for these instruments using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies electing to account for stock-based compensation plans pursuant to the provisions of APB No. 25 must make pro forma disclosures of net income as if the fair value method defined in SFAS No. 123 had been applied. StaffMark has elected to account for stock options under the provisions of APB No. 25 and has included the disclosures required by SFAS No. 123 in Note 12.

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

Other Comprehensive Income--

    As required, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," in its financial statements for the year ended December 31, 1998, and has conformed its prior year financial statements accordingly. Other comprehensive income consists of foreign currency translation gains and losses and has been included in the accompanying consolidated statements of stockholders' equity.

Recent Accounting Pronouncements--

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. StaffMark has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

Classification of Prior Year Balances--

    Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.

3.    BUSINESS COMBINATIONS:

    StaffMark was founded in March 1996, and in October 1996 the Company acquired six local and regional temporary staffing companies (the "Founding Companies") and completed an initial public offering of its common stock (the "Offering"). Based on the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 97, Brewer was designated as the acquirer, for financial reporting purposes, of the other five staffing companies (the "Other Founding Companies"). Cash of approximately $13.0 million and 3,683,249 shares of common stock were issued in conjunction with the mergers of the Founding Companies. Based on the applicable provisions of SAB No. 97, the acquisition of assets and assumption of liabilities of the Other Founding Companies have been reflected at their historical cost and their results of operations and cash flows have been included only from the date of acquisition.

    The operating results of all acquisitions accounted for under the purchase method have been included since the effective date of acquisition. The costs of these acquisitions have been allocated based on estimated fair market values of the assets acquired and liabilities assumed with any excess costs over fair values of net assets acquired recorded as goodwill. The accompanying consolidated financial statements have been restated for significant pooling-of-interests business combinations. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements.

    Since the date of the initial public offering, the Company has completed the following business combinations:

                              Purchase Business Combinations                    Pooling-of-Interests
                      -----------------------------------------------      ------------------------------
                                             Consideration Paid
                       Number of      -------------------------------       Number of
        Year          Transactions     Cash        Notes       Shares      Transactions    Shares Issued
        ----          ------------    ------       -----       ------      ------------    -------------
                                          (in millions)
        1998               11         $ 80.6       $16.1        572,135          7           9,030,976
        1997               18          132.5         --       1,691,911          2             347,083
        1996                3            9.6         --         118,763         --                 --

    In addition to the purchase prices disclosed above, certain of these acquisition agreements include provisions for the payment of additional consideration, which is contingent upon the achievement of certain performance measures of the businesses acquired. During 1998, the Company paid consideration totaling $36.9 million in cash and 169,434 shares of common stock pursuant to these arrangements. Additionally, as of December 31, 1998 and 1997, the Company had accrued approximately $31.6 million and $9.6 million, respectively, related to certain contingent consideration arrangements. These amounts have been reported as other long-term liabilities in the accompanying consolidated balance sheets. Management believes that any additional consideration to be paid related to acquisitions completed prior to December 31, 1998 will not be significant.

    On November 25, 1998, StaffMark completed its merger with Robert Walters plc ("Robert Walters"). In connection with the merger, each outstanding share of Robert Walters common stock was converted into the right to receive 0.272 shares of the Company's common stock, totaling 6,687,704 common shares in the aggregate. The merger has been accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Robert Walters for all periods presented. Separate and combined results of operations are as follows:

                                   For the Period
                                  January 1, 19         For the Years Ended
                                       Through              December 31,
                                     November 24,      ---------------------
                                        1998             1997         1996
                                  ----------------     --------     --------
                                                    (in thousands)
Service Revenues:
   StaffMark                          $667,662         $445,268     $104,476
   Robert Walters                      231,436          148,961       71,718
                                      --------         --------     --------
       Combined                       $899,098         $594,229     $176,194
                                      ========         ========     ========
Net Income:
   StaffMark                          $ 30,174         $ 16,761     $  4,023
   Robert Walters                        8,613            3,639        3,470
                                      --------         --------     --------
       Combined                       $ 38,787         $ 20,400     $  7,493
                                      ========         ========     ========


Pro Forma Operating Results--

    The unaudited consolidated results of operations on a pro forma basis as though all significant acquisitions had been acquired as of the beginning of 1997 are shown below. For purposes of this presentation, significant acquisitions represent those which have purchase prices greater than 10% of the Company's total assets at the end of the year preceding the acquisition. Note that the pro forma information presented below reflects reductions in salaries that certain owners agreed to in conjunction with these significant acquisitions totaling approximately $0.3 million and $3.3 million in 1998 and 1997, respectively, and excludes $27.3 million in nonrecurring charges primarily related to the Robert Walters merger and other pooling-of-interests transactions.

                                                          Fiscal Years
                                              -----------------------------------
                                                    1998                1997
                                              ---------------     ---------------
Revenues                                      $ 1,026,196,659     $   707,105,228
                                              ===============     ===============
Net income                                    $    43,839,522     $    21,536,803
                                              ===============     ===============
Basic earnings per share                      $          1.53     $          0.86
                                              ===============     ===============
Diluted earnings per share                    $          1.48     $          0.84
                                              ===============     ===============

4. NON-RECURRING MERGER AND INTEGRATION EXPENSES AND PROVISIONS TO REDUCE THE CARRYING VALUE OF CERTAIN ASSETS:

    During 1998, the Company recorded merger and integration expenses and provisions to reduce the carrying value of certain assets totaling $27.3 million. The merger and integration expenses recorded totaled approximately $24.6 million and relate to the merger with Robert Walters and other pooling-of-interests transactions completed during 1998. Included in these costs are approximately $13.3 million for professional and financial advisors' fees, approximately $10.8 million related to integration expenses and approximately $500,000 for severance and employee-related expenses. Integration expenses consist primarily of costs related to office closings and contract terminations pursuant to management's plan of integration, which is expected to be completed by September 1999. Substantially all costs associated with severance had been incurred as of December 31, 1998.
The following is a summary of the Company's merger and integration accrual:

                                                           (in thousands)
        Total merger and integration expenses                 $24,626
        Cash outlays                                           (9,261)
                                                              -------
        Accrual at December 31, 1998                          $15,365
                                                              =======

    The Company also recorded a non-cash, charge of $1.4 million to write down the carrying value of goodwill due to its plan to discontinue or dispose of its physical/occupational therapy business. In conjunction with negotiating a new credit facility, the Company also recorded a non-cash charge of $1.3 million to write-off deferred financing costs related to its previously outstanding debt.

5.    ACCOUNTS RECEIVABLE:

    Included in accounts receivable are unbilled amounts totaling approximately $18.7 million and $9.2 million at December 31, 1998 and 1997, respectively. StaffMark maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying consolidated financial statements.

    The following are the changes in the allowances for doubtful accounts:

                                                               Fiscal Years
                                              ---------------------------------------------
                                                   1998            1997              1996
                                              -----------      -----------      -----------
Balance at beginning of year                  $ 1,868,263      $   624,601      $   319,602
Increases relating to acquisitions              1,187,753          862,344          252,216
Provision for bad debts                         1,633,823          896,455          290,555
Charge offs, net of recoveries                 (1,042,241)        (515,137)        (237,772)
                                              -----------      -----------      -----------
Balance at end of year                        $ 3,647,598      $ 1,868,263      $   624,601
                                              ===========      ===========      ===========

6.     PROPERTY AND EQUIPMENT:

     Components of property and equipment are as follows as of December 31:

                                                       1998             1997
                                                    -----------     -----------
Furniture, fixtures and equipment                   $15,135,117     $ 8,808,288
Computer equipment and software                      18,299,005      10,847,781
Leasehold improvements                                3,102,509       1,800,434
                                                    -----------     -----------
                                                     36,536,631      21,456,503
Less accumulated depreciation and amortization       14,087,153       7,141,150
                                                    -----------     -----------
                                                    $22,449,478     $14,315,353
                                                    ===========     ===========


    Depreciation and amortization expense related to property and equipment for the years ended December 31, 1998, 1997 and 1996, totaled approximately $4.4 million, $2.9 million and $0.9 million, respectively.

7.    INTANGIBLE ASSETS:

    Intangible assets consisted of the following as of December 31:

                                                 1998              1997
                                             ------------     ------------
  Goodwill                                   $387,187,358     $184,748,739
  Other                                         3,138,555        1,989,316
                                             ------------     ------------
                                              390,325,913      186,738,055
  Less accumulated amortization                14,643,952        4,767,505
                                             ------------     ------------
                                             $375,681,961     $181,970,550
                                             ============     ============

    Amortization expense related to intangible assets for the years ended December 31, 1998, 1997 and 1996, totaled approximately $9.8 million, $3.4 million and $0.9 million, respectively.

8.    DEBT:

    The Company has a credit facility (the "Credit Facility") with a consortium of banks used for working capital and other general corporate purposes, including acquisitions. As of December 31, 1998 and 1997, maximum borrowings pursuant to the Credit Facility were limited to approximately $250 million and $100 million, respectively. As of December 31, 1997, the Credit Facility was comprised of a $30 million revolving credit facility and a $70 million acquisition facility. As of December 31, 1998 no distinction is made between the revolving credit facility and the acquisition facility. The Credit Facility matures on August 20, 2003 and interest on any borrowings is computed using the Company's option of either LIBOR or Mercantile Bank, N.A. prime rate which is incrementally adjusted based on the Company's operating leverage ratios. As of December 31, 1998, the Company is required to pay quarterly commitment fees equal to 0.20%-0.25% of the unused portion of the total revolving credit commitment.

    The Credit Facility requires compliance with certain financial ratios and other operational covenants. The Company was in compliance with all covenants at December 31, 1998. The Credit Facility is secured by a pledge of 100% of the stock of all of the Company's domestic subsidiaries and 65% of the stock of all of the Company's foreign subsidiaries. As of December 31, 1998 and 1997, debt outstanding under the Credit Facility consisted of the following:

                                                                                          1998            1997
                                                                                     ------------    ------------
        Borrowings on revolving credit facility. Interest payable monthly at a variable rate which averaged 6.59% and 8.50% during the years ended
           December 31, 1998 and 1997,
           respectively.  Matures on August 20, 2003.                                $176,700,000    $  3,000,000

        Borrowings on acquisition facility.  Interest payable quarterly at a variable rate which averaged 6.99% during the year
           ended December 31, 1997.                                                       --            9,000,000
                                                                                     ------------    ------------
                                                                                     $176,700,000    $ 12,000,000
                                                                                     ============    ============

    The Company entered into interest rate swap agreements during 1998. Under the terms of these agreements, the Company is obligated to pay interest on a notional amount to the extent that the fixed rate under the interest rate swap agreements exceed the LIBOR rate, as measured pursuant to the agreements. Furthermore, the Company will receive interest to the extent that the LIBOR rate exceeds the aforementioned fixed rate. Interest received as a result of these agreements has been netted against interest expense in the accompanying consolidated statements of income. The amounts related to the interest rate swap agreements as of and for the year ended December 31, 1998 were as follows:


    Notional       Fixed        LIBOR       Interest       Estimated
     Amount        Rate         Rate        Revenue        Fair Value        Maturity
  -----------      ------       ------      --------       ----------      ------------
  $20,000,000      4.865%       5.281%         --           $112,709       October 2001
  $20,000,000      4.823%       5.209%      $14,180         $145,141       October 2001
  $20,000,000      4.835%       5.377%      $15,654         $ 86,776       November 2000

    The Company's involvement with derivative financial instruments is limited to the interest rate swap agreements discussed above. The Company entered into these agreements as hedges against increases in interest rates which would increase the cost of its variable rate borrowings under the Credit Facility. Conversely, the Company is exposed to the risk that the cost of those borrowings would be higher than the amount computed under the Credit Facility should interest rates decline. In addition, the Company is exposed to credit risk in the event of non-performance by the bank facilitating these agreements but has no off-balance-sheet risk of accounting loss related to these agreements.

9.    INCOME TAXES:

    The provision for income taxes consisted of the following for the years ended December 31:


                                                  1998             1997              1996
                                             ------------      ------------      ------------
Current:
   Federal                                   $ 13,168,323      $ 11,080,701      $  2,022,827
   State                                        1,838,964         1,962,768           392,376
   Foreign                                      5,227,620         4,333,000         2,342,000
                                             ------------      ------------      ------------
                                               20,234,907        17,376,469         4,757,203
                                             ------------      ------------      ------------
Deferred:
   Federal                                      4,227,425        (1,224,586)         (532,521)
   State                                          590,362          (207,829)         (108,849)
   Foreign                                         71,380              --                --
                                             ------------      ------------      ------------
                                                4,889,167        (1,432,415)         (641,370)
                                             ------------      ------------      ------------
                                             $ 25,124,074      $ 15,944,054      $  4,115,833
                                             ============      ============      ============

    The components of deferred income tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                                     1998            1997
                                                                 -----------     -----------
Deferred income tax assets:
    Workers' compensation reserves                               $ 2,498,959     $ 1,801,820
    Allowance for doubtful accounts                                1,092,237         503,096
    Accrued vacation                                               1,018,655         494,673
    Non-compete and deferred compensation agreements               1,132,579         179,278
    Other                                                            147,883         190,567
                                                                 -----------     -----------
        Total deferred income tax assets                           5,890,313       3,169,434
Deferred income tax liabilities:
    Change in income tax accounting method from cash
        to accrual basis in conjunction with termination of
        S Corporation status                                       3,138,762       2,634,589
    Depreciation and amortization                                  4,745,139       1,050,909
    Other                                                          5,071,380         416,599
                                                                 -----------     -----------
        Total deferred income tax liabilities                     12,955,281       4,102,097
                                                                 -----------     -----------
                                                                 $ 7,064,968     $   932,663
                                                                 ===========     ===========


    Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 1998 and 1997:

                                       1998                              1997
                            --------------------------------------------------------------
                              Current         Long-term         Current         Long-term
                            -----------      -----------      -----------      -----------
   Assets                   $ 5,708,093      $   182,220      $ 2,915,958      $   253,476
   Liabilities               (3,138,762)      (9,816,519)      (2,064,674)      (2,037,423)
                            -----------      -----------      -----------      -----------
                            $ 2,569,331      $(9,634,299)     $   851,284      $(1,783,947)
                            ===========      ===========      ===========      ===========

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

    The differences in income taxes determined by applying the statutory federal tax rate of 35% for 1998, 1997 and 1996, to income before income taxes and the amounts recorded in the accompanying consolidated statements of income for the years ended December 31, 1998, 1997 and 1996 result from the following:

                                                        1998                     1997                      1996
                                             ----------------------     ---------------------      ----------------------
                                                Amount         Rate        Amount        Rate         Amount        Rate
                                             -----------       ----      -----------     ----      -----------      ----

Tax at statutory rate                        $15,317,226      35.0%     $12,720,348      35.0%     $ 4,063,020       35.0%
Add (deduct):
   State income taxes, net of
       federal tax benefit                     1,597,503       3.7        1,106,415       3.0          185,542        1.6
   Foreign taxes                                 142,362       0.3        1,548,872       4.3          365,920        3.2
   Merger and integration expense              6,693,900      15.3             --        --               --         --
   Non-deductible amortization                   887,637       2.0          478,471       1.3           52,204        0.5
   Effect of S Corporation income                   --        --               --        --           (484,934)      (4.2)
   Other, net                                    485,446       1.1           89,948       0.3          (65,919)      (0.6)
                                             -----------      ----      -----------      ----      -----------       ----
                                             $25,124,074      57.4%      15,944,054      43.9%     $ 4,115,833       35.5%
                                             ===========      ====      ===========      ====      ===========       ====

10.   WORKERS' COMPENSATION:

    StaffMark is self-insured for certain workers' compensation claims and is regulated by various state-administered workers' compensation insurance commissions. StaffMark has purchased insurance for claims which exceed certain thresholds and is required in certain states to maintain letters of credit to cover any potential unpaid claims. At December 31, 1998 and 1997, these letters of credit totaled approximately $5.2 million and $2.7 million, respectively.

11.   EMPLOYEE BENEFIT PLANS:

    The Company maintains several defined contribution employee benefit plans, some of which allow eligible employees to defer a portion of their income through contributions to the plans. Contributions by StaffMark to the various plans were approximately $1.2 million, $0.3 million and $0.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

12.   STOCKHOLDERS' EQUITY AND STOCK OPTIONS:

Common Stock--

    The Company's shareholders had authorized 200,000,000 and 26,000,000 shares of common stock for issuance as of December 31, 1998 and 1997, respectively. Common shares outstanding as of December 31, 1997 include 7,895,699 shares which represent the equivalent common shares issued for pooling-of-interests business combinations that were completed during 1998. Additionally, the Company's shareholders had authorized 10,000,000 and 1,000,000 shares of preferred stock for issuance as of December 31, 1998 and 1997, respectively.

    In conjunction with the organization and initial capitalization, StaffMark issued 1,000 shares of common stock at a par value of $.01 per share. In June 1996, StaffMark's Board of Directors declared a 1,355-for-one stock split. The effect of this stock split has been reflected as a reduction of paid-in-capital and an increase in common stock in the accompanying consolidated statements of stockholders' equity.

    StaffMark issued 5,618,249 shares of common stock to the stockholders of the Founding Companies and issued 6,325,000 shares of common stock to the public in conjunction with the Offering. Additionally, the accompanying consolidated statements of stockholders' equity have been restated to present the issuance of 3,867,840 equivalent shares of StaffMark common stock to reflect Robert Walters' initial public offering during 1996 and 2,313,944 shares to reflect the conversion of Robert Walters' equivalent Brewer shares into shares of StaffMark common stock.

    On August 26, 1997, the Company completed a common stock offering which involved the public sale of 3,950,000 shares (including underwriters' over-allotment) of common stock. Approximately 285,000 of these shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the sale of these shares by the Selling Stockholders. Additionally, Robert Walters issued 348,160 equivalent StaffMark shares in conjunction with a public sale of common stock during 1997.

Dividends--

    During the years ended December 31, 1998, 1997 and 1996, Robert Walters made distributions to its shareholders prior to the merger totaling $693,880, $1,552,274 and $1,563,080, respectively. Prior to its merger with StaffMark, Brewer made 1996 cash and property distributions to its shareholders totaling $1,015,092 and $73,700, respectively. StaffMark has not historically paid any dividends on its common stock and intends to continue this practice for the foreseeable future.

Stock Options--

    Prior to the Offering, Brewer granted stock options to certain key employees. These options were granted at fair value as determined by management, were exercisable in installments and expired from June 30, 1999 to February 26, 2001. A summary of Brewer's stock option activity, as restated for the merger with Robert Walters, is as follows:

                                                                    Weighted
                                                                     Average
                                                     Shares Under  Price Per
                                                        Option       Option
                                                     ------------  ---------

Outstanding, December 31, 1995                            12.5      $24,800
   Granted                                                26.0       18,575
   Exercised                                              (7.5)      21,333
   Forfeited                                              (5.0)      30,000
                                                          ----      -------
Outstanding prior to conversion to StaffMark options      26.0      $18,575
                                                          ====      =======

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

    Robert Walters maintained three stock option plans for its employees, all of which required compensatory accounting treatment under APB No. 25. Total compensation (income)/expense recognized related to Robert Walters stock option plans was $(745,695), $4,629,864 and $307,623 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts have been included in selling, general and administrative expenses in the accompanying consolidated statements of income and reflected as adjustments to paid-in capital in the accompanying consolidated statements of stockholders' equity.

    Robert Walters options became fully vested on the effective date of the merger and 116,180 equivalent StaffMark options had been exercised as of December 31, 1998. A summary of StaffMark's stock option activity is as follows:

                                                                                  Weighted
                                                                                  Average
                                                                 Shares Under     Price Per
                                                                   Option          Option
                                                                 ----------      ----------
Outstanding options prior to conversion to
   StaffMark options                                                    26      $   18,575
   Conversion to StaffMark options                                 425,426            1.13
   Granted                                                         867,928           12.01
   Exercised                                                        (6,365)           0.71
   Forfeited                                                       (39,642)           4.86
                                                                 ---------      ----------
Outstanding, December 31, 1996                                   1,247,373            8.97
   Granted                                                       1,081,371           19.82
   Exercised                                                       (37,539)           0.74
   Forfeited                                                      (184,982)           8.85
                                                                 ---------      ----------
Outstanding, December 31, 1997                                   2,106,223           14.70
   Granted                                                       1,107,786           21.23
   Exercised                                                      (155,963)           2.85
   Forfeited                                                      (180,563)          14.58
                                                                 ---------      ----------
Outstanding, December 31, 1998                                   2,877,483      $    17.86
                                                                 =========      ==========


    Options exercisable as of December 31, 1998, 1997 and 1996 were 797,082, 136,842 and 35,000, respectively.

    The following is a summary of stock options outstanding as of December 31, 1998:

                          Options Outstanding                                   Options Exercisable
   --------------------------------------------------------------------    ----------------------------
                                                            Weighted                        Weighted
                                     Weighted Average       Average                         Average
     Options          Range of          Remaining        Exercise Price      Options     Exercise Price
   Outstanding    Exercise Prices    Contractual Life      Per Share       Exercisable      Per Share
   -----------    ---------------    ----------------    --------------    -----------   --------------

     1,002,159     $ 1.10-$12.00           6.1              $  9.43          638,681        $  7.97
     1,042,890       12.01-24.00           9.2                16.36           68,899          13.16
       749,884       24.01-36.00           8.9                27.87           89,502          27.00
        82,550       36.01-40.75           9.2                38.04              --             --
     ---------                             ---              -------          -------        -------
     2,877,483                             8.0              $ 17.86          797,082        $ 10.56
     =========                             ===              =======          =======        =======

    As discussed in Note 2, StaffMark has elected to account for its stock options under the provisions of APB No. 25. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of income other than the compensation (income)/expense recognized related to Robert Walters stock option plans for the periods prior to the merger discussed above. Pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect StaffMark's pro forma net income for the years ended December 31, 1998, 1997 and 1996, as if the fair value method of accounting prescribed by SFAS No. 123 had been used. In preparing the pro forma disclosures, StaffMark determined the value of all options granted prior to the Offering date using the minimum value method, as discussed in SFAS No. 123. For stock options granted from the Offering date to December 31, 1998, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

                                                                      Fiscal Years
                                                         -----------------------------------
                                                           1998          1997        1996
                                                         -------       -------     ---------

Weighted average risk-free interest rate                   4.55%         5.25%         6.30%
Dividend yield                                                0%            0%            0%
Weighted average expected life                           5 years       5 years     4.6 years
Expected volatility                                          58%           51%           65%

    Using these assumptions, the fair value of the noncompensatory stock options granted during the years ended December 31, 1998, 1997 and 1996 was approximately $12.0 million, $9.5 million and $6.0 million, respectively. The weighted average fair value of noncompensatory options granted during 1998, 1997 and 1996 was $14.60, $10.97 and $7.04, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions above and the straight-line amortization method over the vesting period, net income would have been reduced to the following pro forma amounts:

                                                                                   Fiscal Years
                                                                       -------------------------------------
                                                                          1998          1997          1996
                                                                       -----------   -----------   ----------
        Net income:
            As reported                                                $18,639,429   $20,399,798   $7,492,796
                                                                       ===========   ===========   ==========
            Pro forma                                                  $17,102,712   $18,950,208   $7,181,738
                                                                       ===========   ===========   ==========
        Basic earnings per share:
            As reported                                                $      0.65   $      0.85   $     0.65
                                                                       ===========   ===========   ==========
            Pro forma                                                  $      0.60   $      0.79   $     0.62
                                                                       ===========   ===========   ==========
        Diluted earnings per share:
            As reported                                                $      0.63   $      0.82   $     0.64
                                                                       ===========   ===========   ==========
            Pro forma                                                  $      0.58   $      0.76   $     0.61
                                                                       ===========   ===========   ==========

13.     EARNINGS PER SHARE:

    In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming exercise of all outstanding stock options. In calculating basic and diluted earnings per share for 1996, the Brewer shares and options outstanding prior to the Offering have been restated to reflect an equivalent number of StaffMark shares and options, determined using the total consideration paid for Brewer by StaffMark. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                           1998             1997             1996
                                                       ------------     ------------     ------------
Basic earnings per share:
Net income applicable to common shares                 $ 18,639,429     $ 20,399,798     $  7,492,796
                                                       ============     ============     ============
Weighted average common shares outstanding               28,592,694       24,009,220       11,588,375
                                                       ============     ============     ============
Basic earnings per share of common stock               $       0.65     $       0.85     $       0.65
                                                       ============     ============     ============
Diluted earnings per share:
Net income applicable to common shares                 $ 18,639,429     $ 20,399,798     $  7,492,796
                                                       ============     ============     ============
Weighted average common shares outstanding               28,592,694       24,009,220       11,588,375
Dilutive effect of stock options                          1,034,289          772,505           98,176
                                                       ------------     ------------     ------------
Weighted average common shares, assuming
   dilutive effect of stock options                      29,626,983       24,781,725       11,686,551
                                                       ============     ============     ============
      Diluted earnings per share of common stock       $       0.63     $       0.82     $       0.64
                                                       ============     ============     ============

    Options to purchase 316,850 shares of common stock at prices ranging from $29.125 to $40.750 per share were outstanding during 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common shares. These options, which expire ten years from the date of issue, were still outstanding as of December 31, 1998.

14.     RELATED PARTY TRANSACTIONS:

StaffMark has entered into agreements with certain officers and employees of the Company to lease certain parcels of land and buildings used in the Company's operations. Rent expense related to these facilities totaled approximately $608,536, $644,000 and $304,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Annual future minimum payments required under these leases are included in the table in Note 16 and are summarized as follows:

            Fiscal Years                                       Amount
            ------------                                    ------------

                1999                                        $    309,774
                2000                                             249,492
                2001                                              22,000
                2002                                                --
                2003                                                --
                                                            ------------
                                                            $    581,266
                                                            ============

    Included in other current assets as of December 31, 1998 and 1997 are advances to certain officers and employees totaling $460,000 and $160,000, respectively. Also included in other current assets as of December 31, 1998 and 1997 is a note receivable from a stockholder totaling $1,000,000 which bears interest at 6.5% and is payable in annual installments through maturity on February 28, 2002.

15.     COMMITMENTS AND CONTINGENCIES:

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

    StaffMark has employment agreements with certain executive officers and management personnel that provide for annual salaries, cost-of-living adjustments and additional compensation in the form of "performance-based" bonuses. Certain agreements include covenants against competition with StaffMark, which extend for a period of time after termination. These agreements generally continue until terminated by the employee or StaffMark.

16.     NONCANCELABLE OPERATING LEASES:

    StaffMark leases office space and certain equipment under noncancelable operating leases. As discussed in Note 14, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

            Fiscal Years                                       Amount
            ------------                                    ------------

                1999                                         $ 9,572,973
                2000                                           7,408,270
                2001                                           4,824,819
                2002                                           3,116,083
                2003                                           1,793,817
                                                             -----------
                                                             $26,715,962
                                                             ===========

    Rent expense, including amounts paid to related parties, was approximately $11.1 million, $4.9 million and $1.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

17.     SEGMENT INFORMATION:

    In 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. As required, the Company has adopted the provisions of SFAS No. 131 for the year ended December 31, 1998 and has also presented below the required segment information for the years ended December 31, 1997 and 1996.

    StaffMark segments its operations based upon differences in services provided and has established separate management teams responsible for each operating segment. The Company's Commercial Segment provides clerical and light industrial staffing services in the United States. The Company's Professional/Information Technology Segment provides staffing, consulting, technical and support services primarily in the areas of finance, accounting, information technology and legal services in the United States, the United Kingdom, Australia and eight other foreign countries. The "corporate" column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other non-recurring expenses not allocated to the segments.

    The accounting policies used in measuring segment assets and operating results are the same as those described in Note 2. The Company evaluates performance of the segments based on segment operating income, excluding corporate overhead, nonrecurring and unusual items. The Company does not have any significant intersegment sales or transfers.

    The results of the Company's business segments as of and for the years ending December 31 are as follows:

                                    Professional/
                                     Information                                        Consolidated
                                      Technology       Commercial        Corporate          Totals
                                    --------------   --------------   ---------------   --------------

1998
Total Service Revenues              $  530,174,870   $  484,738,055   $         --      $1,014,912,925
Operating Income                        47,509,863       36,841,909       (6,257,358)       78,094,414
Capital Expenditures                     2,275,716        2,389,567        5,574,797        10,240,080
Total Assets                           333,786,483      223,283,274       23,875,018       580,944,775
Depreciation and Amortization            8,801,488        4,012,512        1,344,252        14,158,252

1997
Total Service Revenues              $  252,577,117   $  341,651,856   $         --      $  594,228,973
Operating Income                        17,084,429       25,137,420       (5,196,386)       37,025,463
Capital Expenditures                     2,684,983        1,999,208        2,376,404         7,060,595
Total Assets                           193,990,162       97,690,288        9,489,693       301,170,143
Depreciation and Amortization            2,867,375        2,750,916          728,211         6,346,502

1996
Total Service Revenues              $   72,776,747   $  103,417,362   $         --      $  176,194,109
Operating Income                         6,238,756        6,718,086         (339,288)       12,617,554
Capital Expenditures                     1,428,809          453,488          355,170         2,237,467
Total Assets                            28,680,637       50,162,110       13,833,414        92,676,161
Depreciation and Amortization              469,846        1,324,515            7,593         1,801,954

Revenues by Country                      1998             1997             1996
                                    --------------   --------------   --------------

    United States                   $  754,475,139   $  445,460,595   $  104,476,109
    United Kingdom                     207,955,260      135,778,218       65,595,884
    Australia                           41,473,423        5,408,061        1,415,437
    Other                               11,009,103        7,582,099        4,706,679
                                    --------------   --------------   --------------
Total Revenues                      $1,014,912,925   $  594,228,973   $  176,194,109
                                    ==============   ==============   ==============

Property and equipment
    by Country                           1998            1997           1996
                                    -------------   -------------   -------------
    United States                   $  18,079,390  $    9,596,728   $   3,257,966
    United Kingdom                      2,982,157       3,321,060       1,987,357
    Australia                             475,290         563,095         142,761
    Other                                 912,641         834,470         386,406
                                    -------------   -------------   -------------
Total Property and Equipment        $  22,449,478   $  14,315,353   $   5,774,490
                                    =============   =============   =============

    A reconciliation of operating income shown above to reported operating income is as follows:

                                         1998            1997            1998
                                    -------------   -------------   -------------
Operating Income shown above        $  78,094,414   $  37,025,463   $  12,617,554
Nonrecurring Expenses                  27,335,436            --              --
                                    -------------   -------------   -------------
    Reported Operating Income       $  50,758,978   $  37,025,463   $  12,617,554
                                    =============   =============   =============

SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION

                                                                      1998
                                 ----------------------------------------------------------------------------------
                                 1st Quarter      2nd Quarter      3rd Quarter      4th Quarter          Total
                                 ------------     ------------     ------------     ------------     --------------

Service Revenues                 $214,550,199     $243,155,342     $264,268,227     $292,939,157     $1,014,912,925

Gross Profit                       54,913,559       65,280,094       70,083,391       74,197,615        264,474,659

Net Income                          7,207,266       11,020,563       12,105,798      (11,694,198)        18,639,429

Basic Earnings Per Share         $       0.26     $       0.39     $       0.42     $      (0.41)    $         0.65
Diluted Earnings Per Share       $       0.25     $       0.37     $       0.41     $      (0.40)    $         0.63

                                                                      1997
                                 --------------------------------------------------------------------------------
                                 1st Quarter      2nd Quarter      3rd Quarter      4th Quarter          Total
                                 ------------     ------------     ------------     ------------     ------------
Service Revenues                 $ 96,014,910     $137,974,503     $166,036,351     $194,203,209     $594,228,973

Gross Profit                       24,497,291       35,387,127       41,209,179       49,689,596      150,783,193

Net Income                          3,191,585        5,541,511        4,933,291        6,733,411       20,399,798

Basic Earnings Per Share         $       0.15     $       0.25     $       0.20     $       0.25     $       0.85
Diluted Earnings Per Share       $       0.14     $       0.24     $       0.19     $       0.24     $       0.82

                                           First Quarter 1997                                  First Quarter 1998
                             -----------------------------------------------     -----------------------------------------------
                               Per Form         Pooling                            Per Form         Pooling
                                 10-Q          Adjustment         Restated           10-Q          Adjustment         Restated
                             -------------    ------------      ------------     ------------     ------------      ------------
Service Revenues             $ 63,863,741     $ 32,151,169      $ 96,014,910     $146,812,968     $ 67,737,231      $214,550,199

Gross Profit                   14,024,688       10,472,603        24,497,291       35,991,309       18,922,250        54,913,559

Net Income                      2,131,249        1,060,336         3,191,585        5,666,646        1,540,620         7,207,266

Basic Earnings Per Share     $       0.16     $      (0.01)     $       0.15     $       0.29     $      (0.03)     $       0.26
Diluted Earnings Per Share   $       0.16     $      (0.02)     $       0.14     $       0.28     $      (0.03)     $       0.25

                                           Second Quarter 1997                                 Second Quarter 1998
                             -----------------------------------------------     -----------------------------------------------
                               Per Form         Pooling                            Per Form         Pooling
                                 10-Q          Adjustment         Restated           10-Q          Adjustment         Restated
                             -------------    ------------      ------------     ------------     ------------      ------------
Service Revenues             $96,123,410      $41,851,093       $137,974,503     $174,913,328     $ 68,242,014      $243,155,342

Gross Profit                  21,447,448       13,939,679         35,387,127       44,585,333       20,694,761        65,280,094

Net Income                     3,451,944        2,089,567          5,541,511        7,029,933        3,990,630        11,020,563

Basic Earnings Per Share     $      0.24      $      0.01       $       0.25     $       0.34     $       0.05      $       0.39
Diluted Earnings Per Share   $      0.23      $      0.01       $       0.24     $       0.33     $       0.04      $       0.37

                                          Third Quarter 1997                                  Third Quarter 1998
                             -----------------------------------------------     -----------------------------------------------
                               Per Form         Pooling                            Per Form         Pooling
                                 10-Q          Adjustment         Restated           10-Q          Adjustment         Restated
                             -------------    ------------      ------------     ------------     ------------      ------------
Service Revenues             $121,557,009     $44,479,342       $166,036,351     $195,960,227     $ 68,308,000      $264,268,227

Gross Profit                   26,919,590      14,289,589         41,209,179       50,602,391       19,481,000        70,083,391

Net Income                      4,886,812          46,479          4,933,291        9,143,070        2,962,728        12,105,798

Basic Earnings Per Share     $       0.28     $     (0.08)      $       0.20     $       0.41     $       0.01      $       0.42
Diluted Earnings Per Share   $       0.28     $     (0.09)      $       0.19     $       0.40     $       0.01      $       0.41

                                         Fourth Quarter 1997                                Fourth Quarter 1998
                             -----------------------------------------------     -----------------------------------------------
                               Per Form         Pooling                            Per Form         Pooling
                                 10-Q          Adjustment         Restated           10-Q          Adjustment         Restated
                             -------------    ------------      ------------     ------------     ------------      ------------
Service Revenues             $139,233,032     $ 54,970,177      $194,203,209     $292,939,157     $       --        $292,939,157

Gross Profit                   32,889,316       16,800,280        49,689,596       74,197,615             --          74,197,615

Net Income                      5,773,324          960,087         6,733,411      (11,694,198)            --         (11,694,198)

Basic Earnings Per Share     $       0.30     $      (0.05)     $       0.25     $      (0.41)    $       --        $      (0.41)
Diluted Earnings Per Share   $       0.29     $      (0.05)     $       0.24     $      (0.40)    $       --        $      (0.40)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreement or change in our independent accountants since our inception.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

    Some information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the Securities and Exchange Commission rules before April 30, 1999.

    (a) The information called for by Item 10 of Form 10-K for the identification of directors and executive officers of the Company is included below.
    (b) The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption "Stock Ownership - Section 16 (a) Beneficial Ownership Reporting Compliance" in our proxy statement for our Annual Meeting of Stockholders to be held on May 7, 1999.

DIRECTORS AND EXECUTIVE OFFICERS

               NAME                    AGE                            POSITION
    ------------------------------     ---   ------------------------------------------------------------
    Jerry T. Brewer(1)(2)(4)......     58    Chairman of the Board
    Clete T. Brewer(1)(4).........     33    President and Chief Executive Officer; Director
    Terry C. Bellora(4)...........     52    Chief Financial Officer
    Ted Feldman(4)................     45    Chief Operating Officer
    Robert C. Walters.............     44    President and Chief Executive Officer - Robert Walters plc
    Gordon Y. Allison.............     39    Executive Vice President - General Counsel
    W. David Bartholomew..........     42    President - Commercial Staffing Segment; Director
    Steven E. Schulte(4)..........     36    Executive Vice President - Administration; Director
    Janice Blethen................     55    President - Clinical Trials Support Services, Inc.; Director
    William T. Gregory............     56    Vice President and General Manager - Commercial Staffing
                                             Segment - Carolina Region; Director
    John H. Maxwell, Jr...........     55    Executive Vice President - Medical Services; Director
    William J. Lynch(2)(3)........     56    Director
    R. Clayton McWhorter(3).......     65    Director
    Charles A. Sanders, M.D.(2)...     66    Director

----------
(1) Jerry T. Brewer is the father of Clete T. Brewer.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.
(4) Member of the Acquisition Committee.

    Jerry T. Brewer was one of our co-founders in March 1996 and has served since then as our Chairman of the Board. Mr. Brewer also co-founded Brewer Personnel Services, Inc. in July 1988, and served as its Chairman of the Board. From July 1988 to April 1994, Mr. Brewer served as President and Chief Executive Officer of Brewer Personnel Services, Inc.

    Clete T. Brewer was one of our co-founders in March 1996 and has served since then as our President and Chief Executive Officer and as a Director. Mr. Brewer also co-founded Brewer Personnel Services, Inc. in July 1988 and served since April 1994 as its President, Chief Executive Officer. From July 1988 to April 1994, Mr. Brewer served as Vice President and a Director of Brewer Personnel Services, Inc.

    Terry C. Bellora became our Chief Financial Officer in August 1996. Prior to joining us, Mr. Bellora served as the Chief Financial Officer of Pace Industries, Inc. from 1988 to August 1996. Mr. Bellora served as a Director of Pace Industries, Inc. from 1988 to 1993 and as an advisory Director of Pace Industries, Inc. from 1993 to 1996. Mr. Bellora is a certified public accountant and was previously an audit partner for a regional accounting firm.

    Ted Feldman became our Chief Operating Officer at the time of our initial public offering. Mr. Feldman founded HRA, Inc. in 1991 and since its inception served as its President and Chief Executive Officer. From 1979 until 1992, Mr. Feldman served as President of Nashville Trunk & Bag Co. Mr. Feldman is also a director of Prison Realty Corporation, a publicly traded real estate investment trust.

    Robert C. Walters founded Robert Walters plc in 1985 and has since served as its President and Chief Executive Officer. Prior to founding Robert Walters plc, Mr. Walters worked for The Michael Page Group plc, an international recruitment and consultancy firm since 1978.

    Gordon Y. Allison became our Executive Vice President -- General Counsel in June 1997. Prior to joining us, Mr. Allison served as the Vice President -- General Counsel of Pace Industries, Inc. from February 1995 to May 1997. Beginning in May 1992, Mr. Allison practiced law at the firm of Giroir, Gregory, Holmes & Hoover LLC in Little Rock, Arkansas and was a partner from January 1994 until his employment with Pace Industries, Inc. From 1990 to 1992, Mr. Allison was a special counsel in the Division of Corporation Finance at the Securities and Exchange Commission in Washington, D.C. and from 1988 to 1990 he was a staff attorney in the Division of Corporate Finance. Mr. Allison is a certified public accountant and worked at Arthur Andersen LLP prior to attending law and graduate business school. Mr. Allison received his Masters of Laws in Securities Regulation and Taxation from the Georgetown University Law School. Prior to attending the Georgetown University Law School, Mr. Allison received his Juris Doctor from the University of Arkansas School of Law and his Masters of Business Administration from the University of Arkansas School of Business.

    W. David Bartholomew is our President -- Commercial segment and has been one of our Directors since October 1996. From October 1996 to June 1998, Mr. Bartholomew served as Executive Vice President -- Eastern Operations for the Commercial Segment. Prior to joining us, Mr. Bartholomew had served as Secretary/Treasurer and Principal of HRA, Inc. since August 1993. From 1991 through August 1993, Mr. Bartholomew was President of Cobble Personnel of Nashville.

    Steven E. Schulte is our Executive Vice President -- Administration and has been one of our Directors since October 1996. Prior to joining us, Mr. Schulte had been employed by Prostaff Personnel Services, Inc. since August 1987 and served as its President and Chief Executive Officer since June 1992.

    Janice Blethen is our President -- Clinical Trial Support Services Platform and has been one of our Directors since October 1996. Prior to joining us, Ms. Blethen had served as the Chief Executive Officer of The Blethen Group since its inception in 1975. Ms. Blethen is a Certified Personnel Consultant.

    William T. Gregory is the Vice President and General Manager -- Carolina Region of the Commercial segment. Prior to joining us, Mr. Gregory served as President of First Choice Staffing, Inc. since 1985. Mr. Gregory is a Certified Personnel Consultant.

    John H. Maxwell, Jr. became our Executive Vice President -- Medical Services and a Director at the time of our initial public offering. Mr. Maxwell served as the Chief Executive Officer of Maxwell Healthcare, Inc. since 1973. Mr. Maxwell is a Certified Personnel Consultant and a Certified International Personnel Consultant.

    William J. Lynch has been one of our Directors since the completion of our initial public offering. Mr. Lynch is a Managing Director of Capstone Partners, LLC, a venture capital firm. From October 1989 to March 1996, Mr. Lynch was a partner of the law firm of Morgan, Lewis & Bockius LLP. Mr. Lynch also serves as a director of Coach USA, Inc., a publicly traded motorcoach services company.

    R. Clayton McWhorter has been one of our Directors since the completion of our initial public offering. In 1996, Mr. McWhorter founded and serves as Chairman and Chief Executive Officer of Clayton Associates, LLC and Life Trust America, LLC. Mr. McWhorter is a member of the Board of Directors of Columbia/HCA Healthcare Corporation, a public company, and served as its Chairman of the Board from April 1995 to May 1996. Mr. McWhorter served as Chairman, President and Chief

Executive Officer of Healthtrust, Inc. from 1987 to April 1995 and served as President and Chief Executive Officer of Hospital Corporation of America from 1985 to 1987. In addition, Mr. McWhorter is a director of Suntrust Bank - Nashville, a subsidiary of a publicly traded company, and is a director of Corrections Corporation of America, a publicly traded company.

    Charles A. Sanders, M.D. has been one of our Directors since the completion of our initial public offering. Dr. Sanders is retired from Glaxo, Inc. where he served as Chief Executive Officer from 1989 through 1994 and Chairman from 1992 through 1995. Dr. Sanders currently serves as Chairman of The Commonwealth Fund and Project HOPE and serves on the Board of Trustees of the University of North Carolina at Chapel Hill. Dr. Sanders is also a director of Pharmacopia, Inc., Scios, Inc., Vertex Pharmaceuticals, Incorporated, Magainin Pharmaceuticals, Inc., Trimeris, Inc. and Kendle International, Inc., which are all publicly traded companies.

OTHER CORPORATE OFFICERS

    Benjamin Anderson is the Chief Operating Officer of IntelliMark. Prior to becoming IntelliMark's Chief Operating Officer, Mr. Anderson had served as an Executive Director of Robert Walters plc since 1994. Mr. Anderson joined Robert Walters in 1989 and since that time has been primarily responsible for the Robert Walters IT recruitment business in the United Kingdom and Australia. Prior to joining Robert Walters, Mr. Anderson had worked for Accountancy Placements Pty, a specialist accountancy recruitment consultancy in Australia since 1987. Mr. Anderson is 36 years old.

    Donald A. Marr, Jr. is the Chief Operating Officer -- Commercial segment. Prior to joining us, Mr. Marr had been employed by Brewer Personnel Services, Inc. since 1990 and had served as Brewer Personnel Services, Inc.'s Vice President of Operations since October 1993. Mr. Marr is 35 years old.

    John Willett is the Executive Vice President -- IT Services for
IntelliMark. Prior to becoming Executive Vice President - IT Services for IntelliMark, Mr. Willett had been employed as the General Manager for IntelliMark's business unit in Dallas, Texas since August 1997. Prior to joining IntelliMark, Mr. Willett was employed by IBM from 1979 to 1997 and served as a Global Solutions Executive from 1996 to 1997. Mr. Willett is 42 years old.

    Randall E. Grigg became Vice President -- Corporate Development in November 1998. Prior to becoming Vice President - Corporate Development, Mr. Grigg served as our Director of Mergers and Acquisitions since his initial employment with us in August 1997. Prior to joining us, Mr. Grigg was a Director of Business Development at Koch Industries in Wichita, Kansas. Prior to joining Koch Industries, Mr. Grigg was an Assistant Vice President with the Leveraged Finance Unit of Boatmen's Bank in St. Louis, Missouri. Mr. Grigg received his Masters in Business Administration from Northwestern University and his degree in Business Administration from the University of Missouri. Mr. Grigg is 30 years old.

    Kathleen McComber became our Vice President -- Human Resources in March 1997. Prior to joining us, Ms. McComber was Vice President - Client Services of Express Human Resources from October 1996 to February 1997. From April 1989 to October 1996, Ms. McComber was Corporate Services Executive of Acxiom Corporation. Prior to joining Acxiom Corporation, Ms. McComber was employed sixteen years for M.M. Cohn with five years of sales experience and eleven years in human resource management. Ms. McComber obtained her degree in Education from the University of Arkansas at Little Rock and obtained a Masters in Management from Webster University in St. Louis, Missouri. Ms. McComber is 43 years old.

    J. Kevin Brown became our Vice President of Corporate Information Technology Systems in October 1998 and joined us as our Director of Information Systems in November 1996. Before joining us, Mr. Brown was a Principal Architect with Sybase Professional Services from March 1993 to November 1996. Prior to joining Sybase, Mr. Brown was a Systems Engineer with Electronic Data Systems in Plano, Texas in the Commercial Insurance, Banking, Corporate Systems and Retail business units. Mr. Brown received his degree in Information Systems and Quantitative Business Analysis from Baylor University. Mr. Brown is 32 years old.

    Alex Stallings became our Vice President of Corporate Accounting and Finance in October 1998 and joined us as Controller in August 1996. Prior to joining us, Mr. Stallings was the Chief Financial Officer of Maxwell Staffing, Inc. from June 1995 to August 1996. Prior to joining Maxwell Staffing, Inc., Mr. Stallings was an audit manager with Coopers & Lybrand L.L.C., in Tulsa, Oklahoma. Mr. Stallings received his degree in Business Administration from Baylor University and is a certified public accountant. Mr. Stallings is 32 years old.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Item 11 of Form 10-K for management remuneration is incorporated herein by reference to the material under the caption "Compensation of Outside Directors and the Named Executive Officers" in our proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 12 of Form 10-K for the security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Stock Ownership" in our proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 of Form 10-K is incorporated herein by reference to the material under the caption "Certain Transactions" in our proxy statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

    (a) 2. Financial Statement Schedule included in Part IV of this report.
           Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, thus have been omitted.

    (a) 3. See "Exhibit Index" on the following page.

    (b)    See "Reports on Form 8-K" on page 52.

(a) 3.  Exhibits

                                 EXHIBIT INDEX

          Exhibit
           Number                          Description
          -------                          -----------
            2.1               Agreement and Plan of Reorganization, dated as of
                              June 17, 1996, by and among StaffMark, Inc. (the
                              "Company"), Brewer Personnel Services Acquisition
                              Corp., Brewer Personnel Services, Inc. and the
                              Stockholders named therein (Incorporated by
                              reference from Exhibit 2.1 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-07513).

            2.2 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, Prostaff
                              Personnel Acquisition Corp., Excel Temporary
                              Staffing Acquisition Corp., Professional Resources
                              Acquisition Corp., Prostaff Personnel, Inc., Excel
                              Temporary Staffing, Inc., Professional Resources,
                              Inc., and the Stockholders named therein
                              (Incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File
                              No. 333-07513)).

            2.3 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, Maxwell/Healthcare Acquisition Corp., Square One
                              Rehab Acquisition Corp., Maxwell Staffing of
                              Bristow Acquisition Corp., Maxwell Staffing
                              Acquisition Corp., Technical Staffing Acquisition
                              Corp., Maxwell/Healthcare, Inc., Square One Rehab,
                              Inc., Maxwell Staffing of Bristow, Inc., Maxwell
                              Staffing, Inc., Technical Staffing, Inc. and the
                              Stockholders named therein (Incorporated by reference from Exhibit 2.3 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-07513)).

            2.4 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, HRA
                              Acquisition Corp., HRA, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.4 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

            2.5 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, First
                              Choice Staffing Acquisition Corp., First Choice
                              Staffing, Inc., and the Stockholders named therein
                              (Incorporated by reference from Exhibit 2.5 to the Company's Registration Statement on Form S-1 (File
                              No. 333-07513)).

            2.6 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, DP Pros of Burlington Acquisition Corp., Blethen
                              Temporaries Acquisition Corp., Personnel Placement
                              Acquisition Corp., Jaeger Personnel Services
                              Acquisition Corp., Dixon Enterprises of Burlington
                              Acquisition Corp., Trasec Acquisition Corp., DP
                              Pros of Burlington, Inc., Blethen Temporaries,
                              Inc., Personnel Placement, Inc., Jaeger Personnel
                              Services, Ltd., Dixon Enterprises of Burlington,
                              Inc., Trasec Corp., and the Stockholders named therein (Incorporated by reference from Exhibit
                              2.6 to the Company's Registration Statement on
                              Form S-1 (File No. 333-07513)).

            2.7               Asset Purchase Agreement, dated as of November
                              29, 1996, among the Company, The Technology Source
                              Acquisition Corporation, and The Technology
                              Source, L.L.C. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on
                              Form 8-K filed with the Securities and Exchange
                              Commission (the "SEC") on December 16, 1996).

            2.8               Asset Purchase Agreement, dated as of March 17,
                              1997, by and among the Company, StaffMark
                              Acquisition Two, StaffMark Acquisition Three,
                              Flexible Personnel, Great Lakes Search Associates,
                              Inc., H.R. America, Inc. Douglas H. Curtis, Jean
                              A. Curtis and Robert P. Curtis (Incorporated by reference from Exhibit 2.1 to the Company's
                              Current Report on Form 8-K filed with the SEC on April 2, 1997 and as amended by Form 8-K/A as filed with the SEC on May 30, 1997).

            2.9               Agreement and Plan of Reorganization, dated April
                              4, 1997, by and among the Company, StaffMark
                              Acquisition Four, Global Dynamics, Inc., the Perry
                              Butler Charitable Remainder Trust, the Carolyn J.
                              Butler Charitable Remainder Trust, Perry Butler,
                              Carolyn J. Butler and Paul Sharps (Incorporated by reference form Exhibit 2.1 to the Company's
                              Current Report on Form 8-K filed with the SEC on April 24, 1997 and as amended by Form 8-K/A as filed with the SEC on June 6, 1997).

            2.10              Asset Purchase Agreement, dated as of April 24,
                              1997, by and among the Company, StaffMark
                              Acquisition Five, Lindenberg & Associates, Inc.,
                              Earl Lindenberg and Mark Tiemann. (Incorporated by reference from Exhibit 2.1 to the Company's
                              Current Report on Form 8-K filed with the SEC on May 9, 1997).

            2.11              Asset Purchase Agreement, dated as of August 4,
                              1997, by and among the Company, StaffMark
                              Acquisition Corporation Ten and Expert Business
                              Systems, Incorporated (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on August 15, 1997 and as amended by Form 8-K/A as filed with the SEC on September 19, 1997).

            2.12              Asset Purchase Agreement, dated as of September
                              15, 1997, by and among the Company, StaffMark
                              Acquisition Corporation Twelve, and H. Allen &
                              Company, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the SEC on September 26, 1997).

            2.13              Stock Purchase Agreement dated as of October 28,
                              1997 by and among the Company, the Estate of Russell H. Stanley and Allan J. Lebow. (
                              Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 11, 1997).

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

            2.15              Asset Purchase Agreement dated as of November 10,
                              1997 by and among the Company, StaffMark
                              Acquisition Corporation Sixteen, Structured Logic
                              Company, Inc. and Structured Logic Systems, Inc.
                              (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 21, 1997 and as amended by Form 8-K/A as filed with the SEC on January 16,
                              1998).

            2.16 Membership Interest Purchase Agreement dated as of January 9, 1998, by and among the Company, Elihu Gordis, Jay Horowitz, Eugene Greene and
                              Kristin Vickery (Incorporated by reference from Exhibit 2.1 to the Company's Report on Form 8-K filed with the SEC on January 23, 1998 and as amended by Form 8-K/A as filed with the SEC on March 16, 1998).

            2.17              Asset Purchase Agreement dated as of June 5,
                              1998, by and among the Company, StaffMark
                              Acquisition Corporation Twenty-Four, StaffMark
                              Acquisition Corporation Twenty-Five, Progressive
                              Resources, Inc., Progressive Personnel Resources,
                              Inc. Strategic Computer Resources, LLC and
                              Progressive Personnel Resources of New Jersey,
                              Inc. (Incorporated by reference to the Company's
                              Form 8-K filed with the SEC on June 19, 1998).

            2.18 Merger Agreement dated as of August 18, 1998, by and among the Company, PFS&C Services
                              International Holding Company, Inc. and Robert
                              Walters plc (Incorporated by reference to the Company's Definitive Proxy Statement filed with the SEC on September 25, 1998).

            3.1               Certificate of Incorporation of the Company
                              (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
                              No. 333-07513)).

            3.2 Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from
                              Exhibit 3.2 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

            3.3 Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Filed herewith).

            3.4 Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.3 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

            4.1 Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-07513)).

            4.2 Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

           10.1               StaffMark, Inc. 1996 Stock Option Plan
                              (Incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-1
                              (File No. 333-07513)).(1)

           10.2 Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

           10.3               Employment Agreement between the Company and
                              Terry C. Bellora (Incorporated by reference from
                              Exhibit 10.4 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).(1)

           10.4               Employment Agreement among the Company, Brewer
                              Personnel Services, Inc. and Clete T. Brewer.
                              (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1
                              (File No. 333-15059)).(1)

           10.5               Employment Agreement among the Company, Brewer
                              Personnel Services, Inc. and Jerry T. Brewer.
                              (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1
                              (File No. 333-15059)).(1)

           10.6 Employment Agreement among the Company, Prostaff and Steven E. Schulte. (Incorporated by reference from Exhibit 10.6 to the Company's Registration
                              Statement on Form S-1 (File No. 333-15059)).(1)

           10.7               Employment Agreement among the Company, Maxwell
                              Staffing, Inc. and John H. Maxwell, Jr.
                              (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1
                              (File No. 333- 15059)).(1)

           10.8               Employment Agreement among the Company, Maxwell
                              Staffing, Inc. and Mary Sue Maxwell.
                              (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1
                              (File No. 333-15059)).(1)

           10.9               Employment Agreement among the Company, HRA, Inc.
                              and W. David Bartholomew. (Incorporated by reference from Exhibit 10.9 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-15059)).(1)

           10.10              Employment Agreement among the Company, HRA, Inc.
                              and Ted Feldman. (Incorporated by reference from Exhibit 10.10 to the Company's Registration
                              Statement on Form S-1 (File No. 333-15059)).(1)

           10.11              Employment Agreement among the Company, First
                              Choice Temporary Staffing, Inc. and William T.
                              Gregory. (Incorporated by reference from Exhibit
                              10.11 to the Company's Registration Statement on
                              Form S-1 (File No. 333-15059)).(1)

---------

(1) This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

           10.12              Employment Agreement among the Company, The
                              Blethen Group, Inc. and Janice Blethen.
                              (Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1
                              (File No. 333-15059)).(1)

           10.13 Employment Agreement by and between the Company and Gordon Y. Allison dated June 23, 1997
                              (Incorporated by reference from the Company's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July
                              28, 1997).(1)

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

           10.15              First Amendment to the Credit Agreement dated
                              December 18, 1996 among the Registrant and the Lenders named therein (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24,
                              1997).

           10.16              Second Amendment to the Credit Agreement dated
                              May 30, 1997 by and among the Company and the Lenders named therein and Mercantile, as agent on behalf of the Lenders. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997).

           10.17 The Company's Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company's Registration Statement on Form
                              S-8 (File No. 333-29689)).(1)

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

           10.19              Lease Agreement among Brewer Personnel Services,
                              Inc. and Brewer Investments L.P. for the
                              StaffMark Corporate offices located at 302 East
                              Millsap Road, City of Fayetteville, County of
                              Washington, State of Arkansas. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

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

           10.21              Lease Agreement among Maxwell/Healthcare, Inc.
                              and Maxwell Properties L.L.C. for the Company's offices located at 8211-8213 East 65th Street,
                              Tulsa, Oklahoma. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24,
                              1997).

           10.22              Amended and Restated Credit Agreement dated March
                              9, 1998, by and among the Company, the lenders named therein (the "Lenders") and Mercantile Bank
                              National Association ("Mercantile"), as agent on behalf of the Lenders.(1) (Incorporated by reference from Exhibit


---------
(1) This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                              10.22 from the Company's Quarterly Report on Form
                              10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).

           10.23              First Amendment to the Amended and Restated
                              Credit Agreement dated March 16, 1998, by and among the Company, the Lenders and Mercantile, as agent on behalf of the Lenders(1). (Incorporated by reference from Exhibit 10.23 from the Company's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May
                              7, 1998).

           10.24              The Company's Amended and Restated 1996 Stock
                              Option Plan.(1) (Incorporated by reference from Exhibit 10.24 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).

           10.25 The Company's Employee Stock Purchase Plan, as amended.(1) (Incorporated by reference from
                              Exhibit 10.25 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).

           10.26              The Company's Stock Election Plan for Non-Employee
                              Directors.(1) (Incorporated by reference from
                              Exhibit 10.26 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998.)

           10.27              The Company's Non-Qualified 401(K) Plan.(1)
                              Incorporated by reference from Exhibit 10.27 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998.)

           10.28 Second Amended and Restated Credit Agreement dated August 20, 1998 by and among the Company, the lenders named therein (the "Lenders"), Mercantile, as administrative agent on behalf of the Lenders and the First National Bank of Chicago, as syndication agent on behalf of the Lenders (Incorporated by reference from Exhibit
                              10.28 of the Company's Quarterly Report on Form
                              10-Q filed for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998).

           11.1 Statement re: computation of per share earnings, reference is made to Note 12 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-K.

           21.1               Subsidiaries of StaffMark as of December 31,
                              1998.

           23.1               Consent of Arthur Andersen LLP, Independent
                              Public Accountants.

           24.1               Power of Attorney (See page 52).

           27.1               Financial Data Schedule for the year ended
                              December 31, 1998, submitted to the SEC in electronic format.

------------------------------------------------------------------------------
     (1) This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

             (b) 3. Reports on Form 8-K.

                 1. Report on Form 8-K filed with the SEC on October 15, 1998 relating to the July 31, 1998 acquisition of Enterprise Systems Associates, Inc.

                 2. Report on Form 8-K filed with the SEC on December 9, 1998 relating to the November 25, 1998 acquisition Robert Walters plc, as amended by Form 8-K/A filed with the SEC February 5, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fayetteville, State of Arkansas, on March 12, 1999.

                                StaffMark, Inc.


                                By: /s/ Clete T. Brewer
                                ----------------------------------------------
                                Clete T. Brewer
                                President and Chief Executive Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Clete T. Brewer and Terry C. Bellora, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


                  NAME                                   TITLE                                       DATE
                  ----                                   -----                                       -----
/s/ Clete T. Brewer                        President, Chief Executive Officer                   March 12, 1999
-------------------------                  and Director (Principal Executive
Clete T. Brewer                                          Officer)


/s/ Terry C. Bellora                       Chief Financial Officer (Principal                   March 12, 1999
-------------------------                  Financial and Accounting Officer)
Terry C. Bellora

/s/ Jerry T. Brewer                              Chairman of the Board                          March 12, 1999
-------------------------
Jerry T. Brewer

/s/ W. David Bartholomew                    President - Commercial Staffing                     March 12, 1999
-------------------------                        Division and Director
W. David Bartholomew

/s/ Steven E. Schulte                          Executive Vice President-                        March 12, 1999
-------------------------                     Administration and Director
Steven E. Schulte

/s/ Janice Blethen                         President- Clinical Trials Support                   March 12, 1999
-------------------------                   Services Division and Director
Janice Blethen

/s/ William T. Gregory                        Vice President - Commercial                       March 12, 1999
-------------------------                 Staffing Division - Carolina Region
William T. Gregory                                    and Director

/s/ John H. Maxwell, Jr.                       Executive Vice President-                        March 12, 1999
------------------------                     Medical Services and Director
John H. Maxwell, Jr.

/s/ William J. Lynch                                    Director                                March 12, 1999
-------------------------
William J. Lynch

/s/ R. Clayton McWhorter                                Director                                March 12, 1999
-------------------------
R. Clayton McWhorter

/s/ Charles A. Sanders                                  Director                                March 12, 1999
-------------------------
Charles A. Sanders, M.D.


                                 EXHIBIT INDEX

          Exhibit
           Number                          Description
          -------                          -----------
            2.1               Agreement and Plan of Reorganization, dated as of
                              June 17, 1996, by and among StaffMark, Inc. (the
                              "Company"), Brewer Personnel Services Acquisition
                              Corp., Brewer Personnel Services, Inc. and the
                              Stockholders named therein (Incorporated by
                              reference from Exhibit 2.1 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-07513).

            2.2 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, Prostaff
                              Personnel Acquisition Corp., Excel Temporary
                              Staffing Acquisition Corp., Professional Resources
                              Acquisition Corp., Prostaff Personnel, Inc., Excel
                              Temporary Staffing, Inc., Professional Resources,
                              Inc., and the Stockholders named therein
                              (Incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File
                              No. 333-07513)).

            2.3 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, Maxwell/Healthcare Acquisition Corp., Square One
                              Rehab Acquisition Corp., Maxwell Staffing of
                              Bristow Acquisition Corp., Maxwell Staffing
                              Acquisition Corp., Technical Staffing Acquisition
                              Corp., Maxwell/Healthcare, Inc., Square One Rehab,
                              Inc., Maxwell Staffing of Bristow, Inc., Maxwell
                              Staffing, Inc., Technical Staffing, Inc. and the
                              Stockholders named therein (Incorporated by reference from Exhibit 2.3 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-07513)).

            2.4 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, HRA
                              Acquisition Corp., HRA, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.4 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

            2.5 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, First
                              Choice Staffing Acquisition Corp., First Choice
                              Staffing, Inc., and the Stockholders named therein
                              (Incorporated by reference from Exhibit 2.5 to the Company's Registration Statement on Form S-1 (File
                              No. 333-07513)).

            2.6 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, DP Pros of Burlington Acquisition Corp., Blethen
                              Temporaries Acquisition Corp., Personnel Placement
                              Acquisition Corp., Jaeger Personnel Services
                              Acquisition Corp., Dixon Enterprises of Burlington
                              Acquisition Corp., Trasec Acquisition Corp., DP
                              Pros of Burlington, Inc., Blethen Temporaries,
                              Inc., Personnel Placement, Inc., Jaeger Personnel
                              Services, Ltd., Dixon Enterprises of Burlington,
                              Inc., Trasec Corp., and the Stockholders named therein (Incorporated by reference from Exhibit
                              2.6 to the Company's Registration Statement on
                              Form S-1 (File No. 333-07513)).

            2.7               Asset Purchase Agreement, dated as of November
                              29, 1996, among the Company, The Technology Source
                              Acquisition Corporation, and The Technology
                              Source, L.L.C. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on
                              Form 8-K filed with the Securities and Exchange
                              Commission (the "SEC") on December 16, 1996).

            2.8               Asset Purchase Agreement, dated as of March 17,
                              1997, by and among the Company, StaffMark
                              Acquisition Two, StaffMark Acquisition Three,
                              Flexible Personnel, Great Lakes Search Associates,
                              Inc., H.R. America, Inc. Douglas H. Curtis, Jean
                              A. Curtis and Robert P. Curtis (Incorporated by reference from Exhibit 2.1 to the Company's
                              Current Report on Form 8-K filed with the SEC on April 2, 1997 and as amended by Form 8-K/A as filed with the SEC on May 30, 1997).

            2.9               Agreement and Plan of Reorganization, dated April
                              4, 1997, by and among the Company, StaffMark
                              Acquisition Four, Global Dynamics, Inc., the Perry
                              Butler Charitable Remainder Trust, the Carolyn J.
                              Butler Charitable Remainder Trust, Perry Butler,
                              Carolyn J. Butler and Paul Sharps (Incorporated by reference form Exhibit 2.1 to the Company's
                              Current Report on Form 8-K filed with the SEC on April 24, 1997 and as amended by Form 8-K/A as filed with the SEC on June 6, 1997).

            2.10              Asset Purchase Agreement, dated as of April 24,
                              1997, by and among the Company, StaffMark
                              Acquisition Five, Lindenberg & Associates, Inc.,
                              Earl Lindenberg and Mark Tiemann. (Incorporated by reference from Exhibit 2.1 to the Company's
                              Current Report on Form 8-K filed with the SEC on May 9, 1997).

            2.11              Asset Purchase Agreement, dated as of August 4,
                              1997, by and among the Company, StaffMark
                              Acquisition Corporation Ten and Expert Business
                              Systems, Incorporated (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the Commission on August 15, 1997 and as amended by Form 8-K/A as filed with the SEC on September 19, 1997).

            2.12              Asset Purchase Agreement, dated as of September
                              15, 1997, by and among the Company, StaffMark
                              Acquisition Corporation Twelve, and H. Allen &
                              Company, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the SEC on September 26, 1997).

            2.13              Stock Purchase Agreement dated as of October 28,
                              1997 by and among the Company, the Estate of Russell H. Stanley and Allan J. Lebow. (
                              Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 11, 1997).

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

            2.15              Asset Purchase Agreement dated as of November 10,
                              1997 by and among the Company, StaffMark
                              Acquisition Corporation Sixteen, Structured Logic
                              Company, Inc. and Structured Logic Systems, Inc.
                              (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 21, 1997 and as amended by Form 8-K/A as filed with the SEC on January 16,
                              1998).

            2.16 Membership Interest Purchase Agreement dated as of January 9, 1998, by and among the Company, Elihu Gordis, Jay Horowitz, Eugene Greene and
                              Kristin Vickery (Incorporated by reference from Exhibit 2.1 to the Company's Report on Form 8-K filed with the SEC on January 23, 1998 and as amended by Form 8-K/A as filed with the SEC on March 16, 1998).

            2.17              Asset Purchase Agreement dated as of June 5,
                              1998, by and among the Company, StaffMark
                              Acquisition Corporation Twenty-Four, StaffMark
                              Acquisition Corporation Twenty-Five, Progressive
                              Resources, Inc., Progressive Personnel Resources,
                              Inc. Strategic Computer Resources, LLC and
                              Progressive Personnel Resources of New Jersey,
                              Inc. (Incorporated by reference to the Company's
                              Form 8-K filed with the SEC on June 19, 1998).

            2.18 Merger Agreement dated as of August 18, 1998, by and among the Company, PFS&C Services
                              International Holding Company, Inc. and Robert
                              Walters plc (Incorporated by reference to the Company's Definitive Proxy Statement filed with the SEC on September 25, 1998).

            3.1               Certificate of Incorporation of the Company
                              (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
                              No. 333-07513)).

            3.2 Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from
                              Exhibit 3.2 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

            3.3 Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Filed herewith).

            3.4 Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.3 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

            4.1 Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-07513)).

            4.2 Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

           10.1               StaffMark, Inc. 1996 Stock Option Plan
                              (Incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-1
                              (File No. 333-07513)).(1)

           10.2 Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

           10.3               Employment Agreement between the Company and
                              Terry C. Bellora (Incorporated by reference from
                              Exhibit 10.4 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).(1)

           10.4               Employment Agreement among the Company, Brewer
                              Personnel Services, Inc. and Clete T. Brewer.
                              (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1
                              (File No. 333-15059)).(1)

           10.5               Employment Agreement among the Company, Brewer
                              Personnel Services, Inc. and Jerry T. Brewer.
                              (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1
                              (File No. 333-15059)).(1)

           10.6 Employment Agreement among the Company, Prostaff and Steven E. Schulte. (Incorporated by reference from Exhibit 10.6 to the Company's Registration
                              Statement on Form S-1 (File No. 333-15059)).(1)

           10.7               Employment Agreement among the Company, Maxwell
                              Staffing, Inc. and John H. Maxwell, Jr.
                              (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1
                              (File No. 333- 15059)).(1)

           10.8               Employment Agreement among the Company, Maxwell
                              Staffing, Inc. and Mary Sue Maxwell.
                              (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1
                              (File No. 333-15059)).(1)

           10.9               Employment Agreement among the Company, HRA, Inc.
                              and W. David Bartholomew. (Incorporated by reference from Exhibit 10.9 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-15059)).(1)

           10.10              Employment Agreement among the Company, HRA, Inc.
                              and Ted Feldman. (Incorporated by reference from Exhibit 10.10 to the Company's Registration
                              Statement on Form S-1 (File No. 333-15059)).(1)

           10.11              Employment Agreement among the Company, First
                              Choice Temporary Staffing, Inc. and William T.
                              Gregory. (Incorporated by reference from Exhibit
                              10.11 to the Company's Registration Statement on
                              Form S-1 (File No. 333-15059)).(1)

----------------

(1) This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

           10.12              Employment Agreement among the Company, The
                              Blethen Group, Inc. and Janice Blethen.
                              (Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1
                              (File No. 333-15059)).(1)

           10.13 Employment Agreement by and between the Company and Gordon Y. Allison dated June 23, 1997
                              (Incorporated by reference from the Company's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July
                              28, 1997).(1)

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

           10.15              First Amendment to the Credit Agreement dated
                              December 18, 1996 among the Registrant and the Lenders named therein (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24,
                              1997).

           10.16              Second Amendment to the Credit Agreement dated
                              May 30, 1997 by and among the Company and the Lenders named therein and Mercantile, as agent on behalf of the Lenders. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997).

           10.17 The Company's Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company's Registration Statement on Form
                              S-8 (File No. 333-29689)).(1)

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

           10.19              Lease Agreement among Brewer Personnel Services,
                              Inc. and Brewer Investments L.P. for the
                              StaffMark Corporate offices located at 302 East
                              Millsap Road, City of Fayetteville, County of
                              Washington, State of Arkansas. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

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

           10.21              Lease Agreement among Maxwell/Healthcare, Inc.
                              and Maxwell Properties L.L.C. for the Company's offices located at 8211-8213 East 65th Street,
                              Tulsa, Oklahoma. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24,
                              1997).

           10.22              Amended and Restated Credit Agreement dated March
                              9, 1998, by and among the Company, the lenders named therein (the "Lenders") and Mercantile Bank
                              National Association ("Mercantile"), as agent on behalf of the Lenders.(1) (Incorporated by reference from Exhibit 10.22 from the Company's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May
                              7, 1998).

--------------------
(1) This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

           10.23              First Amendment to the Amended and Restated
                              Credit Agreement dated March 16, 1998, by and among the Company, the Lenders and Mercantile, as agent on behalf of the Lenders(1). (Incorporated by reference from Exhibit 10.23 from the Company's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May
                              7, 1998).

           10.24              The Company's Amended and Restated 1996 Stock
                              Option Plan.(1) (Incorporated by reference from Exhibit 10.24 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).

           10.25 The Company's Employee Stock Purchase Plan, as amended.(1) (Incorporated by reference from
                              Exhibit 10.25 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).

           10.26              The Company's Stock Election Plan for Non-Employee
                              Directors.(1) (Incorporated by reference from
                              Exhibit 10.26 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998.)

           10.27              The Company's Non-Qualified 401(K) Plan.(1)
                              Incorporated by reference from Exhibit 10.27 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998.)

           10.28 Second Amended and Restated Credit Agreement dated August 20, 1998 by and among the Company, the lenders named therein (the "Lenders"), Mercantile, as administrative agent on behalf of the Lenders and the First National Bank of Chicago, as syndication agent on behalf of the Lenders (Incorporated by reference from Exhibit
                              10.28 of the Company's Quarterly Report on Form
                              10-Q filed for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998).

           11.1 Statement re: computation of per share earnings, reference is made to Note 12 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-K.

           21.1               Subsidiaries of StaffMark as of December 31,
                              1998.

           23.1               Consent of Arthur Andersen LLP, Independent
                              Public Accountants.

           24.1               Power of Attorney (See page 52).

           27.1               Financial Data Schedule for the year ended
                              December 31, 1998, submitted to the SEC in electronic format.

--------------------------------------------------------------------------------
     (1) This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).