Form 10-Q
period 1999-03-31
STAFFMARK INC
filed 1999-05-13
CIK 1017968

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (501) 973-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 13, 1999 was 29,289,224.

                                 STAFFMARK, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX


                                                                        INDEX
                                                                        -----
PART I -- FINANCIAL INFORMATION

    ITEM 1 -- FINANCIAL STATEMENTS

    StaffMark, Inc. Consolidated Financial Statements
           Consolidated Statements of Income                              3
           Consolidated Balance Sheets                                    4
           Consolidated Statements of Cash Flows                          5
           Notes to Consolidated Financial Statements                     6

    ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

           Introduction                                                   10
           Results for the Three Months Ended March 31, 1999
            Compared to Results for the Three Months
            Ended March 31, 1998                                          11
           Liquidity and Capital Resources                                12

PART II - OTHER INFORMATION

    ITEM 1 -- LEGAL PROCEEDINGS                                           14
    ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                   14
    ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                            15
      (a)     Exhibits

      (b)     Reports on Form 8-K

     SIGNATURES                                                           15

                                 STAFFMARK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                            ------------------------
                                              1999           1998
                                            ---------      ---------
SERVICE REVENUES                            $ 280,312      $ 214,550
COST OF SERVICES                              211,367        159,637
                                            ---------      ---------
             Gross profit                      68,945         54,913
                                            ---------      ---------

OPERATING EXPENSES:
    Selling, general and administrative        50,514         39,396
    Depreciation and amortization               4,816          2,817
                                            ---------      ---------
             Operating income                  13,615         12,700
                                            ---------      ---------

OTHER INCOME (EXPENSE):
    Interest expense                           (3,305)          (679)
    Other, net                                    (46)            --
                                            ---------      ---------

INCOME BEFORE INCOME TAXES                     10,264         12,021
PROVISION FOR INCOME TAXES                      3,857          4,814
                                            ---------      ---------
             NET INCOME                     $   6,407      $   7,207
                                            =========      =========

             BASIC EARNINGS PER SHARE       $    0.22      $    0.26
                                            =========      =========

             DILUTED EARNINGS PER SHARE     $    0.22      $    0.25
                                            =========      =========


        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                              MARCH 31,    DECEMBER 31,
                                                                                                 1999           1998
                                                                                              ---------    ------------
                                                                                             (UNAUDITED)
                                                ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                             $   9,356      $  12,812
        Accounts receivable, net                                                                168,173        155,796
        Prepaid expenses and other                                                               10,861         10,063
        Deferred income taxes                                                                     2,669          2,569
                                                                                              ---------      ---------
                         Total current assets                                                   191,059        181,240
PROPERTY AND EQUIPMENT, net                                                                      24,065         22,450
INTANGIBLE ASSETS, net                                                                          398,393        375,682
OTHER ASSETS                                                                                      1,707          1,573
                                                                                              ---------      ---------
                                                                                              $ 615,224      $ 580,945
                                                                                              =========      =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and other accrued liabilities                                        $  23,724      $  35,068
        Payroll and related liabilities                                                          47,971         40,309
        Reserve for workers' compensation claims                                                  8,817          8,087
        Income taxes payable                                                                      3,357          3,318
                                                                                              ---------      ---------
                         Total current liabilities                                               83,869         86,782

LONG TERM DEBT                                                                                  253,262        176,700
OTHER LONG TERM LIABILITIES                                                                          19         47,737
DEFERRED INCOME TAXES                                                                            11,382          9,634
STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value; no shares issued or outstanding                             --             --
        Common stock, $.01 par value; 29,132,209 and 29,083,379 shares issued
            and outstanding as of March 31, 1999 and December 31, 1998                              291            291
        Paid-in capital                                                                         215,856        214,271
        Retained earnings                                                                        52,670         46,263
        Accumulated other comprehensive income                                                   (2,125)          (733)
                                                                                              ---------      ---------
                         Total stockholders' equity                                             266,692        260,092
                                                                                              ---------      ---------
                                                                                              $ 615,224      $ 580,945
                                                                                              =========      =========


      The accompanying notes are an integral part of these balance sheets.

                                 STAFFMARK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
                                                                              1999           1998
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   6,407      $   7,207
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                         4,816          2,817
         Provision for bad debts                                                 166            366
         Deferred income taxes                                                 1,648           (817)
         Effect of compensatory stock options                                     --          1,171
         Change in operating assets and liabilities, net of
           effects of acquisitions:
              Accounts receivable                                            (10,903)       (10,164)
              Prepaid expenses and other                                        (780)          (186)
              Other assets                                                      (126)         1,204
              Accounts payable and other accrued liabilities                  (3,352)         3,421
              Payroll and related liabilities                                  7,221          5,568
              Payment of nonrecurring merger expenses                         (9,058)            --
              Reserve for workers' compensation claims                           441            (60)
              Income taxes payable                                                39          2,020
              Accrued interest and other                                        (977)       (10,593)
                                                                           ---------      ---------
                   Net cash (used in) provided by operating activities        (4,458)         1,954
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired                              (71,640)       (36,850)
   Capital expenditures                                                       (2,995)        (3,388)
                                                                           ---------      ---------
                    Net cash used in investing activities                    (74,635)       (40,238)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                            168,180         46,785
   Payments on borrowings                                                    (91,580)        (7,350)
   Proceeds from employee stock plans                                            948            142
   Deferred financing costs                                                     (519)          (276)
                                                                           ---------      ---------
                    Net cash provided by financing activities                 77,029         39,301
                                                                           ---------      ---------

Net (Decrease) Increase in Cash and Cash Equivalents                          (2,064)         1,017
Effect of Foreign Currency Translation on Cash and Cash Equivalents           (1,392)         1,269
CASH AND CASH EQUIVALENTS, beginning of period                                12,812          6,655
                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                   $   9,356      $   8,941
                                                                           =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Income taxes paid                                                 $   1,356      $   2,854
                                                                           =========      =========
         Interest paid, including commitment fees                          $   3,097      $     503
                                                                           =========      =========

        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. ORGANIZATION:

        We (StaffMark, Inc. and our subsidiaries) are an international provider of diversified staffing, information technology ("IT"), professional, consulting and solutions services to businesses, professional and service organizations and governmental agencies. Revenues are recognized upon the performance of services. We generally compensate our associates and consultants only for hours actually worked and, therefore, wages of associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, we do have associates and consultants that are full-time, salaried employees who are paid even when not engaged in staffing or consulting. Cost of services primarily consists of wages paid to associates and consultants, payroll taxes, workers' compensation, foreign statutory taxes, national insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, IT systems and communications expenses.

        As of March 31, 1999, we operated over 300 offices in 31 states and 12 countries and provide staffing in the Commercial and Professional/Information Technology ("Professional/IT") service lines. We extend trade credit to customers representing a variety of industries. There are no individual customers that account for more than 5% of our service revenues in any of the periods presented.

2. BASIS OF PRESENTATION:

        The accompanying interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

        The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our 1998 Annual Report on Form 10-K as filed with the Commission on March 16, 1999.

3. SEASONALITY:

        The timing of certain holidays, weather conditions and seasonal vacation patterns can cause our results of operations to fluctuate. We generally expect to realize higher revenues, operating income and net income during the second and third quarters and relatively lower revenues, operating income and net income during the first and fourth quarters. Accordingly, the results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

4. BUSINESS COMBINATIONS:

        During the first quarter of 1999, we acquired two companies specializing in information technology and consulting services. These companies, located in Richardson, Texas and Orlando, Florida, had cumulative fiscal 1998 revenues of approximately $19.7 million.

        The accompanying balance sheet as of March 31, 1999 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. The excess of purchase price over net assets acquired has been included in intangible assets and is being amortized over a period of 30 years.

        On November 25, 1998, we completed our acquisition of Robert Walters plc ("Robert Walters"). In connection with the acquisition, each outstanding share of Robert Walters common stock was converted into the right to receive 0.272 shares of StaffMark's common stock, totaling 6,687,704 common shares in the aggregate. The merger has been accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Robert Walters for all periods presented.

        We acquired 18 staffing and professional service companies during 1998. The 1998 acquisitions of Strategic Legal Resources, Inc., and Progressive Personnel Resources, Inc. were considered significant. These significant 1998 acquisitions are referred to as the "Significant Acquisitions." The unaudited consolidated results of operations on a pro forma basis as though the Significant Acquisitions had been acquired as of the beginning of 1998 are presented below. Note that the pro forma information presented below does not reflect the reductions in salaries that certain owners of the Significant Acquisitions agreed to in conjunction with the acquisitions discussed above or nonrecurring merger costs incurred in connection with several of our pooling-of-interests transactions. The remaining 1998 acquisitions were not individually significant and, therefore, have not been included in the following pro forma presentation. Management believes this information reflects all adjustments necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                               1999            1998
                                                           -----------     -----------
                                                                  (IN THOUSANDS)
Revenues                                                   $   280,312     $   240,116
                                                           ===========     ===========
Net income                                                 $     6,407     $     6,864
                                                           ===========     ===========
Basic earnings per share                                   $      0.22     $      0.24
                                                           ===========     ===========
Diluted earnings per share                                 $      0.22     $      0.23
                                                           ===========     ===========

        Consideration paid with respect to acquisitions during the three months ended March 31 1999 includes cash consideration paid for companies acquired in the current period, as well as contingent consideration paid to the former owners of companies acquired in previous periods. The aggregate consideration related to these payments consisted of $70.8 million in cash and 0.2 million shares of common stock.

5. MERGER AND INTEGRATION EXPENSES:

        During the fourth quarter of 1998, we recorded merger and integration expenses totaling approximately $24.6 million that relate to the merger with Robert Walters and other pooling-of-interests transactions completed during 1998. Included in these costs are approximately $13.3 million for professional and financial advisors' fees, approximately $10.8 million related to integration expenses and approximately $500,000 for severance and employee-related expenses. Integration expenses consist primarily of costs related to office closings and contract terminations pursuant to management's plan of integration, which is expected to be completed by September 1999. Substantially all costs associated with severance had been incurred as of December 31, 1998. The following is a summary of our merger and integration accrual:

                                                                            (IN THOUSANDS)
        Total merger and integration expenses                                 $  24,626
        Cash outlays                                                            (18,319)
                                                                              ---------
        Accrual at March 31, 1999                                             $   6,307
                                                                              =========

6. EARNINGS PER COMMON SHARE:

        A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------
                                                                           1999        1998
                                                                         -------     -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE:
Net income applicable to common shares                                   $ 6,407     $ 7,207
                                                                         =======     =======

Weighted average common shares outstanding                                29,289      27,956
                                                                         =======     =======

Basic earnings per share of common stock                                 $  0.22     $  0.26
                                                                         =======     =======

DILUTED EARNINGS PER SHARE:
Net income applicable to common shares                                   $ 6,407     $ 7,207
                                                                         =======     =======

Weighted average common shares outstanding                                29,289      27,956
Dilutive effect of stock options                                             337       1,140
                                                                         -------     -------
Weighted average common shares, assuming
   dilutive effect of stock options                                       29,626      29,096
                                                                         =======     =======

Diluted earnings per share of common stock                               $  0.22     $  0.25
                                                                         =======     =======

        Options to purchase 1,445,076 shares of common stock at prices ranging from $15.38 to $40.75 per share were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common shares. These options, which expire ten years from the date of issue, were still outstanding as of March 31, 1999.

7. COMPREHENSIVE INCOME:

        Comprehensive income was as follows for the three months ended
March 31:

                                                                           1999         1998
                                                                         -------      -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income                                                               $ 6,407      $ 7,207

Other comprehensive income:
Change in cumulative foreign currency translation
   adjustments                                                            (1,392)       1,269
                                                                         -------      -------

Total comprehensive income                                               $ 5,015      $ 8,476
                                                                         =======      =======

8. SEGMENT INFORMATION:

        In 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. As required, we have adopted the provisions of SFAS No. 131 and have presented below the required segment information for the three months ended March 31, 1999 and 1998.

        We segment our operations based upon differences in services provided. Our Commercial Segment provides clerical and light industrial staffing services in the United States. Our Professional/IT Segment provides staffing, consulting, technical and support services primarily in the areas of finance, accounting, information technology and legal services in the United States, the United Kingdom, Australia and nine other foreign countries. The "corporate" column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other expenses not allocated to the segments.

        The accounting policies used in measuring segment assets and operating results are the same as those described in Note 2 to our audited financial statements and notes thereto included in our 1998 Annual Report on Form 10-K as filed with the Commission on March 16, 1999. We evaluate performance of the segments based on segment operating income, excluding corporate overhead, nonrecurring and unusual items. We do not have any significant intersegment sales or transfers.

        The results of the business segments as of and for the three months ended March 31, 1999 and 1998 are as follows:

                                         PROFESSIONAL/
                                          INFORMATION                                      CONSOLIDATED
                                          TECHNOLOGY        COMMERCIAL    CORPORATE           TOTALS
                                         -------------      ----------    ---------        ------------
                                                                    (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 1999
Total service revenues                     $145,733          $134,579    $       --          $280,312
Operating income                              9,072             7,289        (2,746)           13,615
Capital expenditures                            535               901         1,559             2,995
Total assets                                378,005           201,918        35,301           615,224
Depreciation and amortization                 2,863             1,613           340             4,816

THREE MONTHS ENDED MARCH 31, 1998
Total service revenues                     $116,495          $ 98,055    $       --          $214,550
Operating income                              8,578             6,408        (2,286)           12,700
Capital expenditures                          1,690               210         1,488             3,388
Total assets                                233,580           105,351        18,080           357,011
Depreciation and amortization                 1,736               764           317             2,817

                         THREE MONTHS ENDED MARCH 31,
                         ---------------------------
REVENUES BY COUNTRY          1999         1998
                           --------     --------
    United States          $211,714     $157,982
    United Kingdom           53,896       43,508
    Australia                11,595       10,582
    Other                     3,107        2,478
                           --------     --------
        Total revenues     $280,312     $214,550
                           ========     ========

                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
PROPERTY AND EQUIPMENT BY COUNTRY          1999        1998
                                         -------     -------
    United States                        $19,930     $12,202
    United Kingdom                         2,679       3,387
    Australia                                519         600
    Other                                    937         813
                                         -------     -------
        Total property and equipment     $24,065     $17,002
                                         =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The information below discusses the results of operations for the three months ended March 31, 1999 as compared to the results of operations for the three months ended March 31, 1998. Our services are provided through two segments: Professional/IT and Commercial. The Professional/IT segment provides staffing, consulting, technical support and solutions services primarily in the areas of finance, accounting, information technology, and legal services. The Commercial segment provides clerical and light industrial staffing services. Our services are provided through our network of over 300 branch offices located in 31 states and 12 countries including the United States, the United Kingdom, Australia, Germany, New Zealand, Belgium, Holland, Singapore, and South Africa.

        Revenues are recognized upon the performance of services. We generally compensate our associates and consultants only for hours actually worked and, therefore, wages of associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, we do have associates and consultants that are full-time, salaried employees who are paid even when not engaged in staffing or consulting. Cost of services primarily consists of wages paid to associates and consultants, payroll taxes, workers' compensation, foreign statutory taxes, national insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, IT systems and communications expenses.

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") is included in the following discussion because we believe the period-to-period change in EBITDA is a meaningful measure due principally to the role acquisitions have played in our development and since the non-cash expenses of depreciation and amortization have a significant impact on operating income and operating margins. EBITDA should not be construed as an alternative measure to net income or cash flows from operations as determined by generally accepted accounting principles as EBITDA excludes certain significant costs of doing business. The EBITDA per share information that follows has been calculated using diluted shares outstanding for the relevant period.

RECENT INFORMATION

        On March 2, 1999, based on a detailed review of January results and an accelerated review of preliminary February results, we announced that a decline in demand from our finance, banking and legal clients and lower growth from IntelliMark's domestic IT staffing business would cause our earnings per share for the first quarter of 1999 and the 1999 year to be lower than the pre-announcement I/B/E/S consensus analyst estimate for each of these periods. In response to this circumstance, we implemented executive and organizational changes at IntelliMark for the purpose of improving IT staffing growth rates, consolidating administrative functions and building an IT solutions network that compliments our business units and core competencies. To focus our efforts in these areas, we plan to be less acquisitive during the balance of the 1999 year as compared to 1998.

FINANCIAL INFORMATION

The financial information provided below has been rounded in order to simplify its presentation. The percentages below have been calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998

        Revenues. Consolidated revenues increased $65.8 million, or 30.7%, to $280.3 million for the three months ended March 31, 1999 compared to $214.5 million for the three months ended March 31, 1998. The acquisitions completed during 1998 in both the Professional/IT and Commercial segments accounted for approximately $41.4 million of the increase. The acquisitions completed during the three months ended March 31, 1999 accounted for approximately $5.3 million of this increase.

        Revenues for the Professional/IT segment increased $29.2 million, or 25.1%, to $145.7 million for the three months ended March 31, 1999 compared to $116.5 million for three months ended March 31, 1998. This increase is primarily the result of acquisitions and internal growth particularly in the expansion of contracting professional and information technology consultants in the United Kingdom and other European locations, as well as in Australia and certain Asian markets. Approximately $12.7 million of the increase results from the full quarter's operations of the companies purchased during 1998. The acquisitions completed during the three months ended March 31, 1999 accounted for approximately $5.3 million of this increase.

        Revenues for the Commercial segment increased $36.5 million, or 37.2%, to $134.6 million for the three months ended March 31, 1999 compared to $98.1 million for the three months ended March 31, 1998. This revenue growth is the result of acquisitions and internal growth. Commercial companies purchased during 1998 accounted for $34.0 million of this change.

        EBITDA and Gross Profit. EBITDA increased $2.9 million, or 18.8 %, to $18.4 million for the three months ended March 31, 1999 as compared to $15.5 million for the three months ended March 31, 1998. EBITDA as a percentage of revenues was 6.6% for the three months ended March 31, 1999 and 7.2% for the three months ended March 31, 1998. Gross profit as a percentage of revenue decreased from 25.6% to 24.6% while selling, general and administrative expenses ("SG&A") as a percentage of revenue decreased from 18.4% to 18.0%. The decrease in gross margin and EBITDA margin is the result of a decrease in permanent placements as a percentage of revenue for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Also attributing to the decrease was the higher growth rates in the international IT staffing sector which has lower margins than the domestic IT staffing sector.

        Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.0 million, or 70.9%, to $4.8 million for the three months ended March 31, 1999 as compared to $2.8 million for the three months ended March 31, 1998. This increase is primarily attributable to amortization of goodwill associated with our purchase business combinations. Depreciation increased as a result of continuing development of our corporate infrastructure and information systems network as well as assets acquired in acquisitions.

        Operating Income. Operating income increased $916,000, or 7.2%, to $13.6 million for the three months ended March 31, 1999 compared to $12.7 million for the same period last year. Operating margin was 4.9% for the three months ended March 31, 1999 as compared to 5.9% for the three months ended March 31, 1998.

        The following operating income discussion at the Professional/IT and Commercial segment levels excludes unallocated corporate SG&A of $2.7 million for the three months ended March 31, 1999 and $2.3 million for the three months ended March 31, 1998.

        Operating income for the Professional/IT segment increased $494,000, or 5.8%, to $9.1 million for the three months ended March 31, 1999 as compared to $8.6 million for the three months ended March 31, 1998. The Professional/IT segment incurred a decrease in operating margin from 7.4% for the three months ended March 31, 1998 to 6.2% for the three months ended March 31, 1999. Slower growth in domestic IT staffing along with decreased demand for permanent placements were the primary reasons for the operating margin decrease. The domestic purchase acquisitions completed during 1998 provided approximately $543,000 in operating income.

        Operating income for the Commercial segment increased $881,000, or 13.7%, to $7.3 million for the three months ended March 31, 1999 as compared to $6.4 million in the same period last year. Continued growth in our existing markets and increases in our strategic alliance relationships have provided the majority of operating income. Commercial purchase acquisitions completed during 1998 added operating income of approximately $1.7 million. The activity from our strategic alliances, which provide clients with dedicated on-site account management, tend to have lower gross margins than traditional temporary staffing services. However, the higher volumes, comparatively lower operating expenses and relatively long-term contracts associated with these relationships have resulted in operating profit growth and a stable source of revenue. The operating margin of the Commercial segment decreased from 6.5% for the three months ended March 31, 1998 to 5.4% for the three months ended March 31, 1999.

        Interest Expense. We incurred interest expense of $3.3 million for the three months ended March 31, 1999 as compared to $680,000 of interest expense for the three months ended March 31, 1998. Interest expense in both periods is primarily related to borrowings on our Credit Facility (as defined below) to fund the cash portion of several of our acquisitions.

        Net Income. Net income decreased 11.1% to $6.4 million for the three months ended March 31, 1999 as compared to $7.2 million for the same period last year. This decrease of $800,000 is a result of the factors described above. Net margin was 2.3% for the three months ended March 31, 1999 as compared to 3.4% for the three months ended March 31, 1998.

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

        We currently have a $300 million credit facility with a consortium of banks (the "Credit Facility"), which is secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our foreign subsidiaries. The Credit Facility matures in August 2003. Interest on any borrowings is computed at our option of either the bank group's prime rate or the London interbank offered rate incrementally adjusted based on our operating leverage ratios. We pay a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varies based on our operating leverage ratios. During the three months ended March 31, 1999, we borrowed approximately $76.6 million on our Credit Facility, the majority of which was used to pay the cash consideration for several of our acquisitions and for general corporate purposes. In 1998, we entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. As of May 12, 1999, $247.3 million was outstanding on the Credit Facility.

        Net cash (used in) provided by operating activities was ($4.5) million and $2.0 million for the three months ended March 31, 1999 and 1998, respectively. The net cash provided by or used in operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities. Excluding approximately $9.0 million in nonrecurring merger expenses paid during the three months ended March 31, 1999, net cash provided by operating activities was $4.6 million.

        Net cash used in investing activities was $74.6 million and $40.2 million for the three months ended March 31, 1999 and 1998, respectively. Cash used in investing activities for both periods was primarily related to the Company's acquisitions and capital expenditures.

        Net cash provided by financing activities was $77.0 million, and $39.3 million for the three months ended March 31, 1999 and 1998, respectively. Cash provided by financing activities for both periods was primarily attributable to the proceeds from debt issued in conjunction with the Company's acquisitions.

        As a result of the foregoing, combined cash and cash equivalents decreased $3.5 million in the first quarter of 1999 and increased $2.3 million in the first quarter of 1998.

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

        Management believes that Year 2000 issues could affect our results of operations during the remainder of 1999 if our customers delay projects or implement hiring freezes due to their focus on Year 2000 spending and/or delay requests for services or expenditure decisions with regard to their existing IT systems until the beginning of the 2000 year. Due to the diverse services we provide and the unknown effect of Year 2000 issues on customer spending decisions that could impact our revenues and results, these Year 2000 uncertainties could have a material adverse impact on our results of operations for the balance of the 1999 fiscal year.

FOREIGN CURRENCY EXCHANGE RATES

        Operations outside of the United States expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We operate outside the United States primarily through wholly owned subsidiaries in the United Kingdom and Australia. These foreign subsidiaries use the local currency as their functional currency as sales are generated and expenses are incurred in such currencies.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our future earnings per share, liquidity, results of operations, revenues, plans to accelerate IT staffing revenue growth, slow down in acquisition program, operations and/or future growth opportunities. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in our 1998 Annual Report on Form 10-K as filed with the Commission on March 16, 1999 and under "Potential Risks, Detriments and Other Considerations Associated with the Transaction," "Forward Looking Statements" and elsewhere in our proxy statement filed with the Commission on September 25, 1998.

        The forward-looking statements included in this 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "anticipate," "future," "could," "forward," "potential," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "implement," "increase," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) an inability to successfully implement the executive and organizational changes at IntelliMark; (2) the continuation or worsening of declines in demand for placement (permanent or temporary) or staffing services;
(3) unanticipated problems associated with integrating acquired companies and their operations; (4) failure to obtain new customers or retain significant existing customers; (5) inability to carry out marketing and sales plans; (6) inability to obtain capital or refinance debt for future internal and external growth; (7) loss of key executives; (8) general economic and business conditions (whether foreign, national, state or local) which are less favorable than expected; (9) changes in industry trends such as changes in demand for commercial or professional information technology staffing personnel, whether on a temporary or permanent placement basis and whether arising out of Year 2000 uncertainties and spending delays or otherwise; and (10) adverse developments involving currency exchange rates that have an effect on our operations. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" in our 1998 Annual Report on Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement.

        Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this 10-Q to conform such statements to actual results.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        From March 12, 1999 through April 22, 1999, John A. Jennen, Richard A. Watson, Rick W. Johnson, Edward D. LaFrance and Trust Equity Advisors Plus, LLC, each purporting to act on behalf of a class of our stockholders, filed complaints against us in the United States District Court for the Eastern District (in the case of each plantiff except Mr. LaFrance) and Western District (in the case of Mr. LaFrance) of Arkansas, alleging that the defendants (which in addition to us includes one of our officer/directors and one of our officers), violated the federal securities laws, and seeks unspecified compensatory and other damages. The defendants believe that these complaints are without merit and deny all of the allegations of wrongdoing and are vigorously defending the suits. We also are a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition. We maintain insurance in amounts, with coverages and deductibles, that we believe are reasonable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 1998, we issued 150,611 shares of common stock in addition to cash consideration with respect to our acquisition of WorldTec Group International, Inc.'s ("WGI") staffing services division that was completed in the fourth quarter of 1998. We relied on the exemption from registration in
Section 4(2) of the Securities Act of 1933, as amended, in issuing the shares to WGI.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            11.1 Statement re: computation of per share earnings, reference is made to Note 6 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-Q.

           10.29 Third Amended and Restated Credit Agreement dated January 20, 1999 by and among StaffMark, Inc., Robert Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the "Lenders"), The First National Bank of Chicago, as syndication agent on behalf of Lenders, Mercantile Bank National Association, as administrative agent on behalf of Lenders, Bank of America National Trust and Saving Association, Credit Lyonnais New York Branch, Fleet National Bank and First Union National Bank, as co-agents on behalf of the Lenders.

            27.1 Financial Data Schedule for the three months ended March 31, 1999, submitted to the SEC in electronic format.

         (b) Reports on Form 8-K

         1. Report on Form 8-K/A filed with the SEC on February 5, 1999 relating to the November 25, 1998 acquisition of Robert Walters plc.

         2. Report on Form 8-K filed with the SEC on March 8, 1999 relating to the Company's press release which was disseminated publicly on March 2, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STAFFMARK, INC.


Date: May 13, 1999                        /s/ CLETE T. BREWER
                                          ------------------------------
                                          Clete T. Brewer
                                          Chief Executive Officer and President


Date: May 13, 1999                        /s/ TERRY C. BELLORA
                                          ------------------------------
                                          Terry C. Bellora
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
-----------                        -----------
   11.1              Statement re: computation of per share earnings,
                     reference is made to Note 6 of the StaffMark, Inc.
                     Consolidated Financial Statements contained in
                     this Form 10-Q.

  10.29              Third Amended and Restated Credit Agreement dated
                     January 20, 1999 by and among StaffMark, Inc.,
                     Robert Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the "Lenders"), The First National Bank of Chicago, as syndication agent on behalf of Lenders, Mercantile Bank
                     National Association, as administrative agent on behalf of Lenders, Bank of America National Trust and Saving Association, Credit Lyonnais New York
                     Branch, Fleet National Bank and First Union
                     National Bank, as co-agents on behalf of the Lenders.

   27.1 Financial Data Schedule for the three months ended March 31, 1999, submitted to the SEC in electronic format.