Form 10-Q
period 1999-06-30
STAFFMARK INC
filed 1999-08-13
CIK 1017968

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

   [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________


                         COMMISSION FILE NUMBER: 0-20971


                                 STAFFMARK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                        71-0788538
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

         234 EAST MILLSAP ROAD
           FAYETTEVILLE, AR                                72703
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (501) 973-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 13, 1999 was 29,300,192.

                                 STAFFMARK, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX

                                                                                       INDEX
                                                                                       -----
PART I -- FINANCIAL INFORMATION

    ITEM 1 -- FINANCIAL STATEMENTS

    StaffMark, Inc. Consolidated Financial Statements
           Consolidated Statements of Income                                             3
           Consolidated Balance Sheets                                                   4
           Consolidated Statements of Cash Flows                                         5
           Notes to Consolidated Financial Statements                                    6

    ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

           Introduction                                                                  11
           Results for the Three and Six Months Ended June 30, 1999 Compared
             to Results for the Three and Six Months Ended June 30, 1998                 11
           Liquidity and Capital Resources                                               13
           Year 2000 Compliance                                                          14
           Foreign Currency Translation                                                  15
           Special Note Regarding Forward Looking Statements                             15

    ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 16

PART II - OTHER INFORMATION

    ITEM 1 -- LEGAL PROCEEDINGS                                                          16
    ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                                  17
    ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        17
    ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                           18
      (a)     Exhibits

      (b)     Reports on Form 8-K

     SIGNATURES                                                                          18

                                 STAFFMARK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                            -------------------   -------------------
                                              1999       1998       1999       1998
                                            --------   --------   --------   --------
SERVICE REVENUES                            $304,272   $243,155   $584,584   $457,706
COST OF SERVICES                             226,017    177,875    437,384    337,512
                                            --------   --------   --------   --------
               Gross profit                   78,255     65,280    147,200    120,194
                                            --------   --------   --------   --------

OPERATING EXPENSES:
      Selling, general and administrative     51,742     41,677    102,255     81,073
      Depreciation and amortization            5,314      3,169     10,130      5,987
      Nonrecurring merger costs                   --      1,121         --      1,121
                                            --------   --------   --------   --------
               Operating income               21,199     19,313     34,815     32,013
                                            --------   --------   --------   --------

OTHER EXPENSE:
      Interest expense                         4,199      1,193      7,503      1,872
      Other, net                                 189         50        237         50
                                            --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                    16,811     18,070     27,075     30,091
PROVISION FOR INCOME TAXES                     6,052      7,049      9,909     11,863
                                            --------   --------   --------   --------
               NET INCOME                   $ 10,759   $ 11,021   $ 17,166   $ 18,228
                                            ========   ========   ========   ========

BASIC EARNINGS PER SHARE
                                            $   0.37   $   0.39   $   0.59   $   0.64
                                            ========   ========   ========   ========

DILUTED EARNINGS PER SHARE
                                            $   0.37   $   0.37   $   0.58   $   0.62
                                            ========   ========   ========   ========

        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   JUNE 30,   DECEMBER 31,
                                                                                    1999         1998
                                                                                 ----------   -----------
                                                                                 (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                 $   9,656    $  12,812
        Accounts receivable, net                                                    185,456      155,796
        Prepaid expenses and other                                                   13,308       10,063
        Deferred income taxes                                                         3,169        2,569
                                                                                  ---------    ---------
                         Total current assets                                       211,589      181,240
PROPERTY AND EQUIPMENT, net                                                          27,345       22,450
INTANGIBLE ASSETS, net                                                              434,599      375,682
OTHER ASSETS                                                                          2,040        1,573
                                                                                  ---------    ---------
                                                                                  $ 675,573    $ 580,945
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and other accrued liabilities                            $  36,656    $  35,068
        Payroll and related liabilities                                              41,693       40,309
        Reserve for workers' compensation claims                                      8,416        8,087
        Income taxes payable                                                          5,599        3,318
                                                                                  ---------    ---------
                         Total current liabilities                                   92,364       86,782

LONG TERM DEBT                                                                      271,030      176,700
OTHER LONG TERM LIABILITIES                                                          22,000       47,737
DEFERRED INCOME TAXES                                                                13,003        9,634
STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value; no shares issued or outstanding                 --           --
        Common stock, $.01 par value; 29,220,685 and 29,083,379 shares issued
            and outstanding as of June 30, 1999 and December 31, 1998                   292          291
        Paid-in capital                                                             215,894      214,271
        Retained earnings                                                            63,438       46,263
        Accumulated other comprehensive income                                       (2,448)        (733)
                                                                                  ---------    ---------
                         Total stockholders' equity                                 277,176      260,092
                                                                                  ---------    ---------
                                                                                  $ 675,573    $ 580,945
                                                                                  =========    =========


      The accompanying notes are an integral part of these balance sheets.

                                STAFFMARK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                      JUNE 30,                  JUNE 30,
                                                                              ----------------------    ----------------------
                                                                                 1999         1998         1999         1998
                                                                              ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $  10,759    $  11,021    $  17,166    $  18,228
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                           5,314        3,169       10,130        5,987
          Provision for bad debts                                                   400          889          567        1,254
          Deferred income taxes                                                   1,489         (743)       3,137       (1,560)
          Effect of compensatory stock options                                       --       (1,211)          --          (39)
          Change in operating assets and liabilities, net of acquisitions:
               Accounts receivable                                              (13,289)     (10,527)     (24,192)     (20,691)
               Prepaid expenses and other                                        (2,184)         593       (2,964)         408
               Other assets                                                        (726)         799         (852)       2,002
               Accounts payable and other accrued liabilities                    15,831       (4,773)      12,479       (1,352)
               Payroll and related liabilities                                   (6,605)         122          616        5,690
               Payment of nonrecurring merger expenses                           (4,575)          --      (13,633)          --
               Reserve for workers' compensation claims                            (401)         424           40          364
               Income taxes payable                                               1,881       (1,770)       1,919          249
               Other long term liabilities                                          (19)       9,013         (566)      (1,830)
               Other, net                                                            49          (86)        (382)         164
                                                                              ---------    ---------    ---------    ---------
                     Net cash provided by operating activities                    7,924        6,920        3,465        8,874
                                                                              ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired                            (21,555)     (62,771)     (93,195)     (99,621)
     Capital expenditures                                                        (3,449)      (2,936)      (6,444)      (6,324)
                                                                              ---------    ---------    ---------    ---------
                     Net cash used in investing activities                      (25,004)     (65,707)     (99,639)    (105,945)
                                                                              ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                    78,810       95,415      246,990      142,200
     Payments on borrowings                                                     (61,080)     (34,290)    (152,660)     (41,640)
     Proceeds from stock purchase plan and stock option                              40          386          988          528
     Deferred financing costs                                                       (66)        (295)        (585)        (571)
                                                                              ---------    ---------    ---------    ---------
                     Net cash provided by financing activities                   17,704       61,216       94,733      100,517
                                                                              ---------    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                624        2,429       (1,441)       3,446
Effect of foreign currency translation on cash and cash equivalents                (324)      (1,926)      (1,715)        (657)
CASH AND CASH EQUIVALENTS, beginning of period                                    9,356        8,941       12,812        6,655
                                                                              ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                      $   9,656    $   9,444    $   9,656    $   9,444
                                                                              =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Interest paid                                                       $   3,641    $     909    $   6,738    $   1,344
                                                                              =========    =========    =========    =========
          Income taxes paid                                                   $   4,981    $   8,210    $   6,337    $  11,153
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

        As of June 30, 1999, we operated over 320 offices in 32 states and 14 countries and provide staffing in the Commercial and Professional/Information Technology ("Professional/IT") service lines. We extend trade credit to customers representing a variety of industries. There are no individual customers that account for more than 5% of our service revenues in any of the periods presented.

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

4. BUSINESS COMBINATIONS:

         During the second quarter of 1999, we acquired Edgewater Technology, Inc., a developer of custom electronic commerce software solutions. The accompanying balance sheet as of June 30, 1999 includes preliminary allocations of the respective purchase price and is subject to final adjustment. The excess of purchase price over net assets acquired has been included in intangible assets and is being amortized over a period of 30 years.

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

         In addition to Robert Walters, we acquired 17 staffing and professional service companies during 1998. The 1998 acquisitions of Strategic Legal Resources, Inc., and Progressive Personnel Resources, Inc. were considered significant. We have also included certain financial information in the tables below from our acquisition of the staffing business of WorldTec Group International, Inc. in the fourth quarter of 1998. These 1998 acquisitions are referred to as "the Acquisitions." The unaudited consolidated results of operations on a pro forma basis as though the Acquisitions had been acquired as of the beginning of 1998 are presented below. Note that the pro forma information presented below does not reflect the reductions in salaries that certain owners of the Acquisitions agreed to and does not reflect any nonrecurring merger costs incurred in connection with several of our pooling-of-interests transactions. The remaining 1998 acquisitions were not individually significant and, therefore, have not been included in the following pro forma presentation. We believe this information reflects all adjustments necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
         (IN THOUSANDS)              1999                1998               1999               1998
                                  -----------        -----------        -----------        -----------
Revenue                           $   304,272        $   264,789        $   584,584        $   504,905
                                  ===========        ===========        ===========        ===========
Net income                        $    10,759        $    11,463        $    17,166        $    18,327
                                  ===========        ===========        ===========        ===========
Basic earnings per share          $      0.37        $      0.40        $      0.59        $      0.64
                                  ===========        ===========        ===========        ===========
Diluted earnings per share        $      0.37        $      0.38        $      0.58        $      0.61
                                  ===========        ===========        ===========        ===========

         Consideration paid with respect to acquisitions during the six months ended June 30, 1999 includes cash consideration paid for companies acquired in the current period, as well as contingent consideration paid to the former owners of companies acquired in previous periods. The aggregate consideration related to these payments consisted of $93.2 million in cash and 0.2 million shares of common stock.

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

                                           (IN THOUSANDS)
Total merger and integration expenses        $ 24,626
Cash outlays                                  (22,894)
                                             --------
Accrual at June 30, 1999                     $  1,732
                                             ========

6. EARNINGS PER COMMON SHARE:

        A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
  (IN THOUSANDS EXCEPT PER SHARE DATA)              1999           1998          1999            1998
                                                  -------        -------        -------        -------
BASIC EARNINGS PER SHARE:
Net income applicable to common shares            $10,759        $11,021        $17,166        $18,228
                                                  =======        =======        =======        =======

Weighted average common shares outstanding         29,174         28,579         29,211         28,269
                                                  =======        =======        =======        =======

Basic earnings per share of common stock          $  0.37        $  0.39        $  0.59        $  0.64
                                                  =======        =======        =======        =======

DILUTED EARNINGS PER SHARE:
Net income applicable to common shares            $10,759        $11,021        $17,166        $18,228
                                                  =======        =======        =======        =======

Weighted average common shares outstanding         29,174         28,579         29,211         28,269
Dilutive effect of stock options                      170          1,322            228          1,232
                                                  -------        -------        -------        -------
Weighted average common shares including
dilutive effect of stock options                   29,344         29,901         29,439         29,501
                                                  =======        =======        =======        =======

Diluted earnings per share of common stock        $  0.37        $  0.37        $  0.58        $  0.62
                                                  =======        =======        =======        =======

        Excluding the nonrecurring merger costs of approximately $1.1 million that were expensed during the second quarter of 1998 relating to several of our pooling-of-interests transactions, basic and diluted earnings per share were $0.41 and $0.39, respectively, for the three months ended June 30, 1998 and basic and diluted earnings per share were $0.67 and $0.64, respectively, for the six months ended June 30, 1998.

        Options to purchase approximately 2.4 million shares of common stock at prices ranging from $9.94 to $40.75 per share were outstanding during the three months ended June 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. These options, which expire ten years from the date of grant, were still outstanding as of June 30, 1999.

7. COMPREHENSIVE INCOME:

        Comprehensive income was as follows:

                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
   (IN THOUSANDS)                                          1999             1998             1999             1998
                                                         --------         --------         --------         --------
Net income                                               $ 10,759         $ 11,021         $ 17,166         $ 18,228

Other comprehensive income:
Change in cumulative foreign currency translation
     adjustments                                             (324)          (1,926)          (1,715)            (657)
                                                         --------         --------         --------         --------

Total comprehensive income                               $ 10,435         $  9,095         $ 15,451         $ 17,571
                                                         ========         ========         ========         ========

8. SEGMENT INFORMATION:

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. As required, we have adopted the provisions of SFAS No. 131 and have presented below the required segment information for the three months ended June 30, 1999 and 1998.

        We segment our operations based upon differences in services. Our Commercial segment provides clerical and light industrial staffing services in the United States. Our Professional/IT segment provides staffing, consulting, technical and support services primarily in the areas of finance, accounting, information technology and legal services in the United States, the United Kingdom, Australia and ten other foreign countries. The "corporate" column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other expenses not allocated to the segments.

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

        The results of the business segments as of and for the three and six months ended June 30, 1999 and 1998 are as follows:

                                      PROFESSIONAL/
                                       INFORMATION                                      CONSOLIDATED
         (IN THOUSANDS)                TECHNOLOGY      COMMERCIAL       CORPORATE          TOTALS
                                      -------------    ----------       ---------       ------------
THREE MONTHS ENDED JUNE 30, 1999
Total service revenues                  $154,192        $150,080        $     --         $304,272
Operating income                          15,273          10,081          (4,155)          21,199
Depreciation and amortization              3,157           1,741             416            5,314
Capital expenditures                         820             644           1,985            3,449
Total assets                             408,394         204,513          62,666          675,573

THREE MONTHS ENDED JUNE 30, 1998
Total service revenues                  $130,665        $112,490        $     --         $243,155
Operating income                          13,930           9,236          (3,853)          19,313
Depreciation and amortization              2,102             847             220            3,169
Capital expenditures                         644             522           1,770            2,936
Total assets                             286,258         137,296          52,687          476,241

SIX MONTHS ENDED JUNE 30, 1999
Total service revenues                  $299,924        $284,660        $     --         $584,584
Operating income                          24,344          17,370          (6,899)          34,815
Depreciation and amortization              6,020           3,354             756           10,130
Capital expenditures                       1,355           1,545           3,544            6,444

SIX MONTHS ENDED JUNE 30, 1998
Total service revenues                  $251,052        $206,654        $     --         $457,706
Operating income                          22,511          15,645          (6,143)          32,013
Depreciation and amortization              3,838           1,611             538            5,987
Capital expenditures                       2,334             732           3,258            6,324


                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
REVENUES BY COUNTRY          1999            1998            1999            1998
                           --------        --------        --------        --------
United States              $235,032        $181,864        $446,745        $339,846
United Kingdom               52,953          48,126         106,849          91,634
Australia                    12,591          10,359          24,186          20,940
Other                         3,696           2,806           6,804           5,286
                           --------        --------        --------        --------
Total revenues             $304,272        $243,155        $584,584        $457,706
                           ========        ========        ========        ========

                                               AT JUNE 30,
PROPERTY AND EQUIPMENT BY COUNTRY          1999           1998
                                         -------        -------
United States                            $23,218        $14,947
United Kingdom                             2,734          3,411
Australia                                    488            582
Other                                        904            877
                                         -------        -------

Total property and equipment             $27,344        $19,817
                                         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The information below discusses the results of operations for the three and six months ended June 30, 1999 as compared to the results of operations for the three and six months ended June 30, 1998. Our services are provided through two segments: Professional/IT and Commercial. The Professional/IT segment provides staffing, consulting, technical support and solutions services primarily in the areas of finance, accounting, information technology, and legal services. The Commercial segment provides clerical and light industrial staffing services. Our services are provided through our network of over 320 offices located in 32 states and 14 countries including, but not limited to, the United States, the United Kingdom, Australia, Germany, New Zealand, Belgium, the Netherlands, Singapore, and South Africa.

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

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") are included in the following discussion because we believe the period-to-period change in EBITDA is a meaningful measure due principally to the role acquisitions have played in our development and because the non-cash expenses of depreciation and amortization have a significant impact on operating income and operating margins. EBITDA should not be construed as an alternative measure to net income or cash flows from operations as determined by generally accepted accounting principles as EBITDA excludes certain significant costs of doing business. The EBITDA per share information that follows has been calculated using diluted shares outstanding for the relevant period.

        The financial information provided below has been rounded in order to simplify its presentation. The percentages and amounts below have been calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

        Revenues. Consolidated revenues increased $61.1 million, or 25.1%, to $304.3 million for the three months ended June 30, 1999 compared to $243.2 million for the three months ended June 30, 1998. Consolidated revenues increased $126.9 million, or 27.7%, to $584.6 million for the six months ended June 30, 1999 compared to $457.7 million for the six months ended June 30, 1998. The purchase acquisitions completed during 1998 in both the Professional/IT and Commercial segments accounted for approximately $29.9 million and $68.0 million of the increase for the three and six months ended June 30, 1999, respectively. The purchase acquisitions completed during the six months ended June 30, 1999 accounted for approximately $9.2 million and $13.4 million of the increase for the three and six months ended June 30, 1999, respectively.

        Revenues for the Professional/IT segment increased $23.5 million, or 18.0%, to $154.2 million for the three months ended June 30, 1999 compared to $130.7 million for three months ended June 30, 1998. Revenues for the Professional/IT segment increased $48.9 million, or 19.5%, to $299.9 million for the six months ended June 30, 1999 compared to $251.1 million for six months ended June 30, 1998. This increase is primarily the result of acquisitions and internal growth particularly in the expansion of contracting professional and information technology consultants in the United Kingdom and other European locations, as well as in Australia and certain Asian markets.

 Approximately $4.4 million and $11.5 million of the increase for the three and six months ended June 30, 1999, respectively, results from the full period's operations of the companies purchased during 1998. The purchase acquisitions completed during the six months ended June 30, 1999 accounted for approximately $10.2 million and $15.5 million of the increase for the three and six months ended June 30, 1999, respectively.

        Revenues for the Commercial segment increased $37.6 million, or 33.4%, to $150.1 million for the three months ended June 30, 1999 compared to $112.5 million for three months ended June 30, 1998. Revenues for the Commercial segment increased $78.0 million, or 37.7%, to $284.7 million for the six months ended June 30, 1999 compared to $206.7 million for six months ended June 30, 1998. This revenue growth is the result of acquisitions and internal growth. Commercial companies purchased during 1998 accounted for $28.1 million and $62.1 million of the change for the three and six months ended June 30, 1999, respectively. No Commercial acquisitions have been made during the six months ended June 30, 1999.

        Gross Profit and EBITDA. For the three months ended June 30, 1999, gross profit as a percentage of revenue decreased from 26.8% to 25.7% while selling, general and administrative expenses ("SG&A") as a percentage of revenue decreased from 17.1% to 17.0%. Note that SG&A for the three months ended June 30, 1998 were partially reduced by compensatory stock option income that was recorded for Robert Walters. Excluding these nonrecurring costs, SG&A as a percentage of revenue was 17.6% for the three months ended June 30, 1998. For the six months ended June 30, 1999, gross profit as a percentage of revenue decreased from 26.3% to 25.2% while SG&A as a percentage of revenue decreased from 17.7% to 17.5%. EBITDA increased $4.0 million, or 17.9%, to $26.5 million for the three months ended June 30, 1999 as compared to $22.5 million for the three months ended June 30, 1998. EBITDA increased $6.9 million, or 18.3%, to $44.9 million for the six months ended June 30, 1999 as compared to $38.0 million for the six months ended June 30, 1998. EBITDA as a percentage of revenues was 8.7% and 7.7% for the three and six months ended June 30, 1999, respectively, and 9.2% and 8.3% for the three and six months ended June 30, 1998, respectively. The decrease in gross margin and EBITDA margin is primarily the result of: (1) a decrease in permanent placements as a percentage of revenue for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998; (2) the higher growth rates in the international IT staffing sector which have lower margins than the domestic IT staffing sector; and (3) the growth of our strategic alliance relationships in the commercial segment which have lower gross margins than traditional temporary staffing services

        Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.1 million, or 67.7%, to $5.3 million for the three months ended June 30, 1999 as compared to $3.2 million for the three months ended June 30, 1998. Depreciation and amortization expense increased $4.1 million, or 69.2%, to $10.1 million for the six months ended June 30, 1999 as compared to $6.0 million for the six months ended June 30, 1998. This increase is primarily attributable to amortization of goodwill associated with our purchase business combinations. Depreciation increased as a result of continuing development of our corporate infrastructure and information systems network, as well as assets acquired in acquisitions.

        Operating Income. Operating income increased $1.9 million, or 9.8%, to $21.2 million for the three months ended June 30, 1999 compared to $19.3 million for the same period last year and increased $2.8 million, or 8.8%, to $34.8 million for the six months ended June 30, 1999 compared to $32.0 million for the six months ended June 30, 1998. Operating margin was 7.0% and 6.0% for the three and six months ended June 30, 1999, respectively, as compared to 7.9% and 7.0% for the three and six months ended June 30, 1998, respectively. Operating income increased as a result of higher revenues while the operating margin declined due to lower gross profit and higher depreciation and amortization expense as discussed above.

        The following operating income discussion at the Professional/IT and Commercial segment levels excludes unallocated corporate SG&A of $4.2 million and $6.9 million for the three and six months ended June 30, 1999, respectively, and $3.9 million and $6.1 million for the three and six months ended June 30, 1998, respectively.

        Operating income for the Professional/IT segment increased $1.3 million, or 9.6%, to $15.3 million for the three months ended June 30, 1999 as compared to $13.9 million for the three months ended June 30, 1998.

        Operating income for the Professional/IT segment increased $1.8 million, or 8.1%, to $24.3 million for the six months ended June 30, 1999 as compared to $22.5 million for the six months ended June 30, 1998. The operating margin for the Professional/IT segment decreased from 10.6% for the three months ended
June 30, 1998 to 9.9% for the three months ended June 30, 1999. The operating margin for the Professional/IT segment was 8.1% and 8.9% for the six months ended June 30, 1999 and 1998, respectively. Slower growth in domestic IT staffing along with decreased demand for permanent placements and higher depreciation and amortization expense were the primary reasons for the operating margin decreases. The Professional/IT purchase acquisitions completed during 1998 and 1999 were the primary factors contributing to the increase in operating income for the three and six months ended June 30, 1999.

        Operating income for the Commercial segment increased $845,000, or 9.1%, to $10.1 million for the three months ended June 30, 1999 as compared to $9.2 million in the same period last year. Operating income for the Commercial segment increased $1.7 million, or 11.0%, to $17.4 million for the six months ended June 30, 1999 as compared to $15.6 million for the six months ended June 30, 1998. Continued growth in our existing markets and an increase in our strategic alliance relationships have provided the majority of the increase in operating income. Commercial purchase acquisitions completed during 1998 were the primary factors contributing to the increase in operating income for the three and six months ended June 30, 1999. The activity from our strategic alliances, which provide customers with dedicated on-site account management, tend to have lower gross margins than traditional temporary staffing services. However, the higher volumes relatively long-term contracts associated with these relationships have resulted in operating profit growth. The operating margin of the Commercial segment decreased from 8.2% for the three months ended June 30, 1998 to 6.7% for the three months ended June 30, 1999. The operating margin for the Commercial segment was 6.1% and 7.6% for the six months ended June 30, 1999 and 1998, respectively. The decrease in operating margins resulted from lower gross margins due to decreased permanent placement fees and higher revenues from our strategic alliance relationships as well as higher depreciation and amortization expense.

        Interest Expense. We incurred interest expense of $4.2 million for the three months ended June 30, 1999 as compared to $1.2 million of interest expense for the three months ended June 30, 1998. Interest expense was $7.5 million and $1.9 million for the six months ended June 30, 1999 and 1998, respectively. Interest expense in all periods is primarily related to borrowings on our Credit Facility (as defined below) to fund the cash portion of several of our acquisitions.

        Net Income. Net income decreased 2.4% to $10.8 million for the three months ended June 30, 1999 as compared to $11.0 million for the same period last year. This decrease of $261,000 is a result of the factors described above. Net margin was 3.5% for the three months ended June 30, 1999 as compared to 4.5% for the three months ended June 30, 1998. Net income decreased 5.8% to $17.2 million for the six months ended June 30, 1999 as compared to $18.2 million for the same period in 1998. This decrease of $1.1 million is a result of the factors described above. Net margin was 2.9% for the six months ended June 30, 1999 as compared to 4.0% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of funds are from operations, the proceeds of common stock offerings and borrowings under our Credit Facility. Our principal uses of cash are to fund acquisitions, working capital and capital expenditures. We generally pay our temporary associates and professionals weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice. We have increasing requirements for cash resources to fund working capital increases, new office openings and the expansion of existing offices.

        We have a credit facility with a consortium of banks (the "Credit Facility"). In May 1999, we expanded the Credit Facility from $300 million to $325 million. On March 31, 2000, the maximum amount of borrowings under the Credit Facility is scheduled to revert back to $300 million. The $300 million portion of the Credit Facility matures in August 2003. The Credit Facility is secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our foreign subsidiaries. Interest on any borrowings is computed at our option of either the bank group's prime rate or the London interbank offered rate incrementally adjusted based on our operating leverage ratios. We pay a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varies based on our operating leverage ratios. During the three and six months ended June 30, 1999, our net additional borrowings were approximately $17.7 million and $94.3 million on our Credit Facility, the majority of which was used to pay the cash consideration for several of our acquisitions and for general corporate purposes. In 1998, we entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. As of August 9, 1999, $277.6 million was outstanding on the Credit Facility.

        Net cash provided by operating activities was $7.9 million and $6.9 million for the three months ended June 30, 1999 and 1998, respectively, and $3.5 million and $8.9 million for the six months ended June 30, 1999 and 1998, respectively. The net cash provided by or used in operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities. Excluding approximately $4.6 million and $13.7 million in nonrecurring merger expenses paid during the three and six months ended June 30, 1999, respectively, net cash provided by operating activities was $12.5 million and $17.1 million for the three and six months ended June 30, 1999, respectively.

        Net cash used in investing activities was $25.0 million and $65.7 million for the three months ended June 30, 1999 and 1998, respectively, and $99.6 million and $105.9 million for the six months ended June 30, 1999 and 1998, respectively. Cash used in investing activities for all periods was primarily related to the Company's acquisitions and capital expenditures.

        Net cash provided by financing activities was $17.7 million and $61.2 million for the three months ended June 30, 1999 and 1998, respectively, and $94.7 million and $100.5 million for the six months ended June 30, 1999 and 1998, respectively. Cash provided by financing activities for the periods presented were primarily attributable to the proceeds from Credit Facility borrowings used in conjunction with the Company's acquisitions.

        As a result of the above and the related foreign currency translations, combined cash and cash equivalents increased $300,000 and $503,000 in the second quarter of 1999 and 1998, respectively. Cash and cash equivalents decreased $3.2 million for the six months ended June 30, 1999 and increased $2.8 million for the six months ended June 30, 1998.

        We believe that our cash flows from operations and borrowings available under the Credit Facility will provide sufficient liquidity for our existing operations for the foreseeable future. However, if we continue to make acquisitions or there is a slowdown in the economy or our business is adversely influenced by other factors, we would need to seek additional financing through the public or private sale of equity or debt securities, or we will request our bank group to increase the Credit Facility. See "--Year 2000 Compliance" and "Special Note Regarding Forward Looking Statements." There can be no assurance that we could secure such financing, if and when it is needed, or on terms we deem acceptable. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, acquisition plans, public or private offerings of debt or equity securities and borrowing availability under the Credit Facility.

YEAR 2000 COMPLIANCE

        The Year 2000 issue is the result of computer programs (whether related to IT systems or non-IT systems) being written using two digits rather than four digits to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. We have assembled a Year 2000 compliance team that is working on these compliance matters company-wide. As part of this project and consistent with our operating strategy, we are implementing one primary front office software package (Caldwell-Spartin) in a majority of our Commercial offices. In a majority of our Professional/IT offices, we are implementing one primary search and retrieval software package (EZaccess) and one primary back office software package (MAS 90). In addition, we have selected and implemented the PeopleSoft system for our back office, administrative and accounting systems. All of these software systems have the ability to process transactions with dates for the Year 2000 and beyond at no incremental cost and, accordingly, we believe that Year 2000 costs with respect to these software systems are not expected to have a material impact on our financial condition or results of operations.

        As to non-IT systems and vendor services, other than banking relationships and utilities (which includes electrical power, water and related items), we believe there is no single system or vendor service that is material to our operations. As to banking needs, our banking relationships are primarily with large national and international financial institutions which are undertaking their own Year 2000 compliance procedures and certifying their compliance to us. Certain of our utility vendors are certifying their Year 2000 compliance to us. To the extent that a utility vendor fails to certify its Year 2000 compliance capability, our contingency plan is to identify and install back-up utility sources necessary to maintain the critical information systems at our corporate headquarters. Utility failures at our corporate or branch offices or the inability of our customers to operate could have a material adverse effect on our revenue sources and could disrupt our customers' payment cycle. We are working with our customers to address the Year 2000 issues that will affect our business and our plan is to ensure that our Year 2000 compliance project is materially complete by September 30, 1999. We believe that the costs of our Year 2000 compliance project for each matter individually and all matters in the aggregate will not be material to our financial condition or results of operations.

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

        We believe that Year 2000 issues could affect our results of operations during the remainder of 1999 if our customers delay projects or implement hiring freezes due to their focus on Year 2000 spending and/or delay requests for services or expenditure decisions with regard to their existing IT systems until the beginning of the 2000 year. Due to the diverse services we provide and the unknown effect of Year 2000 issues on customer spending decisions that could impact our revenues and results, these Year 2000 uncertainties could have a material adverse impact on our results of operations for the balance of the 1999 fiscal year.

FOREIGN CURRENCY TRANSLATION

        Operations outside of the United States expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We operate outside the United States primarily through wholly owned subsidiaries in the United Kingdom and Australia. These foreign subsidiaries use the local currency as their functional currency as sales are generated and expenses are incurred in such currencies. The translation from the applicable foreign currencies to United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translations are included in stockholders' equity. We continuously monitor our exposure to changes in foreign currency exchange rates. From time to time, we may enter into foreign currency forward and option contracts to manage this exposure.

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

        The forward-looking statements included in this 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "will," "provide," "anticipate," "future," "could," "forward," "potential," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "implement," "increase," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) an inability to successfully implement the executive and organizational changes previously announced; (2) the continuation or worsening of declines in demand for placement (permanent or temporary) or staffing services; (3) changes in industry trends such as changes in the demand for or supply of commercial or professional/information technology personnel, whether on a temporary or permanent placement basis and whether arising out of Year 2000 uncertainties and spending delays or otherwise; (4) adverse developments involving currency exchange rates that have an effect on our operations; (5) unanticipated problems associated with integrating acquired companies and their operations; (6) failure to obtain new customers or retain significant existing customers; (7) inability to carry out marketing and sales plans; (8) inability to obtain capital or refinance debt for future internal and external growth; (9) loss of key executives; and (10) general economic and business conditions (whether foreign, national, state or local) which are less favorable than expected. Actual events or results may differ materially. These factors may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the six months ended June 30, 1999, we did not enter into new arrangements, or modify existing arrangements, concerning market risk. For a description of such existing arrangements, see Note 8 to our audited financial statements filed as part of our 1998 Annual Report on Form 10-K as filed with the Commission on March 16, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Foreign Currency Translation."


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        From March 12, 1999 through April 22, 1999, John A. Jennen, Richard A. Watson, Rick W. Johnson, Edward D. LaFrance and Trust Equity Advisors Plus, LLC, each purporting to act on behalf of a class of our stockholders, filed complaints against us in the United States District Court for the Eastern District (in the case of each plaintiff except Mr. LaFrance) and Western District (in the case of Mr. LaFrance) of Arkansas, alleging that the defendants (which in addition to us includes one of our officer/directors and an officer of one of our subsidiaries), violated the federal securities laws, and seeks unspecified compensatory and other damages. By order entered May 6, 1999, the four cases pending in the Eastern District of Arkansas were consolidated into one action, and on July 15, 1999, the LaFrance action in the Western District of Arkansas was transferred to the Eastern District to be consolidated with the other four cases. Motions for the appointment of lead plaintiff and lead plaintiff counsel are pending. The defendants believe that these complaints are without merit and deny all of the allegations of wrongdoing and are vigorously defending the suits.

        We also are a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition. We maintain insurance in amounts, with coverages and deductibles, that we believe are reasonable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our Board of Directors at a board meeting held on May 7, 1999, approved amendments to our Amended and Restated By-laws (the "By-laws"). The By-laws and the amendments described below relate to our common stock, the class of which is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The amendments to the By-laws consist of the following matters:

         (1) Article I, Section 4 which now only enables a majority of the Board of Directors (or its duly appointed designees) to call a special meeting of our stockholders;

         (2) Article II, Section 9 which now requires notice, record date and procedural requirements for any proposed action by written consent of our stockholders;

         (3) Article I, Section 10 which now establishes advance notice requirements for Director nominations and other stockholder proposals at any meeting of our stockholders; and

         (4)      Article I, Section 5, Article I, Section 7 and Article II,
                  Section 2 all of which include conforming changes related to items (1)-(3) described in this paragraph.

A copy of the By-laws, as amended is filed herewith as Exhibit 3.5 to this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 1999 Annual Meeting of Stockholders on May 7, 1999 (the "Meeting"). Our stockholders elected ten (10) Directors to serve until the 2000 Annual Meeting or until their successors are duly elected and qualified. Of the 29,310,127 shares of outstanding common stock entitled to vote at the Meeting, 24,634,888 shares were represented either in person or by proxy at the Meeting. Our stockholders voted on and approved the persons listed below to be our Directors, with the voting results at the Meeting being provided below:

                                                                   Authority
        Name                                 For                   Withheld
------------------------                  ----------               ---------
W. David Bartholomew                      23,445,046               1,189,842
Janice Blethen                            23,444,046               1,190,842
Clete T. Brewer                           23,860,314                 774,574
Jerry T. Brewer                           23,460,315               1,174,573
William T. Gregory                        23,445,046               1,189,842
William J. Lynch                          23,848,785                 786,103
John H. Maxwell, Jr.                      23,444,246               1,190,642
R. Clayton McWhorter                      23,843,105                 791,783
Charles A. Sanders, M.D.                  23,844,885                 790,003
Steven E. Schulte                         23,444,723               1,190,165

No other matters to be voted upon came before the Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         3.5      Amended and Restated Bylaws of the Company, as amended on May
                  7, 1999.

         11.1 Statement re: computation of per share earnings, reference is made to Note 6 of the StaffMark, Inc. Consolidated Financial
                  Statements contained in this Form 10-Q.

         10.30 First Amendment to Third Amended and Restated Credit Agreement dated May 6, 1999, by and among StaffMark, Inc., Robert
                  Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the "Lenders"), The First National Bank of
                  Chicago, as syndication agent on behalf of the Lenders, Mercantile Bank National Association, as administrative agent on behalf of the Lenders, and Bank of America National Trust and Savings Association, Credit Lyonnais New York Branch,
                  Fleet National Bank and First Union National Bank, as co-agents on behalf of the Lenders.

         10.31    Lease Agreement by and between StaffMark, Inc. and Brewer
                  Investments II LC dated June 2, 1999 and effective as of July
                  1, 1999, for StaffMark, Inc.'s corporate headquarters located at 302 East Millsap and 234 East Millsap in Fayetteville,
                  Arkansas.

         27.1     Financial Data Schedule for the three months ended June 30,
                  1999, submitted to the SEC in electronic format.

         (b) Reports on Form 8-K

         1.  None.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STAFFMARK, INC.


Date: August 13, 1999                       /s/ CLETE T. BREWER
                                           ------------------------------
                                           Clete T. Brewer
                                           Chief Executive Officer and President


Date: August 13, 1999                       /s/ TERRY C. BELLORA
                                           ------------------------------
                                           Terry C. Bellora
                                           Chief Financial Officer

                                          INDEX TO EXHIBITS

       Exhibit
        Number                             Description
       -------                             -----------
         3.5      Amended and Restated Bylaws of the Company, as amended on May
                  7, 1999.

         11.1 Statement re: computation of per share earnings, reference is made to Note 6 of the StaffMark, Inc. Consolidated Financial
                  Statements contained in this Form 10-Q.

         10.30 First Amendment to Third Amended and Restated Credit Agreement dated May 6, 1999, by and among StaffMark, Inc., Robert
                  Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the "Lenders"), The First National Bank of
                  Chicago, as syndication agent on behalf of the Lenders, Mercantile Bank National Association, as administrative agent on behalf of the Lenders, and Bank of America National Trust and Savings Association, Credit Lyonnais New York Branch,
                  Fleet National Bank and First Union National Bank, as co-agents on behalf of the Lenders.

         10.31    Lease Agreement by and between StaffMark, Inc. and Brewer
                  Investments II LC dated June 2, 1999 and effective as of July
                  1, 1999, for StaffMark, Inc.'s corporate headquarters located at 302 East Millsap and 234 East Millsap in Fayetteville,
                  Arkansas.

         27.1     Financial Data Schedule for the three months ended June 30,
                  1999, submitted to the SEC in electronic format.