Form 10-Q
period 1999-09-30
STAFFMARK INC
filed 1999-11-12
CIK 1017968

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
      (MARK ONE)

               Quarterly report pursuant to Section 13 or 15(d) of the
      [X] Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

               Transition report pursuant to Section 13 or 15(d) of the
      [ ]      Securities Exchange Act of 1934 for the transition period from
               _________ to __________


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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 10, 1999 was 29,391,041.

                                 STAFFMARK, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                                             INDEX
                                                                                                             -----
PART I -- FINANCIAL INFORMATION

    ITEM 1 -- FINANCIAL STATEMENTS

    StaffMark, Inc. Consolidated Financial Statements
           Consolidated Statements of Income                                                                   3
           Consolidated Balance Sheets                                                                         4
           Consolidated Statements of Cash Flows                                                               5
           Notes to Consolidated Financial Statements                                                          6

    ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

           Introduction                                                                                        11
           Results  for the Three and Nine Months  Ended  September  30, 1999
           Compared to Results for the Three and Nine Months Ended September 30, 1998                          11
           Liquidity and Capital Resources                                                                     14
           Year 2000 Compliance                                                                                15
           Foreign Currency Translation                                                                        16
           Special Note Regarding Forward Looking Statements                                                   16

    ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                                                                17

PART II -- OTHER INFORMATION

    ITEM 1 -- LEGAL PROCEEDINGS                                                                                17
    ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                                                        17
    ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              17
    ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                                                 18
      (a)     Exhibits

      (b)     Reports on Form 8-K

     SIGNATURES                                                                                                19

                                 STAFFMARK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ---------------------     ---------------------
                                                1999         1998         1999         1998
                                              --------     --------     --------     --------
SERVICE REVENUES                              $319,155     $264,341     $903,739     $722,047
COST OF SERVICES                               239,065      194,252      676,449      531,764
                                              --------     --------     --------     --------
               Gross profit                     80,090       70,089      227,290      190,283
                                              --------     --------     --------     --------

OPERATING EXPENSES:
      Selling, general and administrative       56,316       43,685      158,570      124,767
      Depreciation and amortization              5,510        3,822       15,641        9,802
      Nonrecurring costs                         2,153          536        2,153        1,656
                                              --------     --------     --------     --------
               Operating income                 16,111       22,046       50,926       54,058
                                              --------     --------     --------     --------

OTHER EXPENSE:
      Interest expense                           4,708        2,121       12,209        3,993
      Other, net                                    --          201          239          251
                                              --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                      11,403       19,724       38,478       49,814
PROVISION FOR INCOME TAXES                       3,581        7,487       13,490       19,350
                                              --------     --------     --------     --------
               NET INCOME                     $  7,822     $ 12,237     $ 24,988     $ 30,464
                                              ========     ========     ========     ========

BASIC EARNINGS PER SHARE                      $   0.27     $   0.42     $   0.85     $   1.07
                                              ========     ========     ========     ========

DILUTED EARNINGS PER SHARE                    $   0.27     $   0.41     $   0.85     $   1.03
                                              ========     ========     ========     ========

BASIC EARNINGS PER SHARE EXCLUDING
NONRECURRING COSTS                            $   0.32     $   0.44     $   0.90     $   1.10
                                              ========     ========     ========     ========

DILUTED EARNINGS PER SHARE EXCLUDING
NONRECURRING COSTS                            $   0.32     $   0.42     $   0.90     $   1.06
                                              ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                                 STAFFMARK, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                     1999            1998
                                                                                -------------    ------------
                                                                                 (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                                 $      779      $   12,812
        Accounts receivable, net                                                     196,364         155,796
        Prepaid expenses and other                                                    14,515          10,063
        Deferred income taxes                                                          3,172           2,569
                                                                                  ----------      ----------
                         Total current assets                                        214,830         181,240
PROPERTY AND EQUIPMENT, net                                                           28,730          22,450
INTANGIBLE ASSETS, net                                                               436,539         375,682
OTHER ASSETS                                                                           2,736           1,573
                                                                                  ----------      ----------
                                                                                  $  682,835      $  580,945
                                                                                  ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and other accrued liabilities                            $   33,407      $   35,068
        Payroll and related liabilities                                               41,180          40,309
        Reserve for workers' compensation claims                                       9,091           8,087
        Income taxes payable                                                           1,854           3,318
                                                                                  ----------      ----------
                         Total current liabilities                                    85,532          86,782

LONG TERM DEBT                                                                       298,150         176,700
OTHER LONG TERM LIABILITIES                                                               18          47,737
DEFERRED INCOME TAXES                                                                 13,422           9,634
STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value; no shares issued or outstanding                  --              --
        Common stock, $.01 par value; 29,316,594 and 29,083,379 shares issued
            and outstanding as of September 30, 1999 and December 31, 1998               293             291
        Paid-in capital                                                              215,336         214,271
        Retained                                                                      71,260          46,263
        earnings
        Accumulated other comprehensive income                                        (1,176)           (733)
                                                                                  ----------      ----------
                         Total stockholders' equity                                  285,713         260,092
                                                                                  ----------      ----------
                                                                                  $  682,835      $  580,945
                                                                                  ==========      ==========


      The accompanying notes are an integral part of these balance sheets.

                                 STAFFMARK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  --------------------------      --------------------------
                                                                     1999            1998            1999            1998
                                                                  ----------      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $    7,822      $   12,237      $   24,988      $   30,464
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                5,510           3,822          15,641           9,802
          Provision for bad debts                                      1,303              69           1,870           1,323
          Deferred income taxes                                          398             357           3,535          (1,203)
          Effect of compensatory stock options                            --          (1,390)             --          (1,429)
          Change in operating assets and liabilities, net of
            acquisitions:
               Accounts receivable                                    (9,901)        (11,778)        (34,093)        (32,469)
               Prepaid expenses and other                               (971)            (23)         (3,935)            385
               Other assets                                             (693)            663          (1,545)          2,666
               Accounts payable and other accrued liabilities         (3,287)          2,786           9,191           1,435
               Payroll and related liabilities                          (712)         10,441             (96)         16,131
               Payment of nonrecurring merger expenses                  (904)             --         (14,537)             --
               Reserve for workers' compensation claims                  675             472             714             836
               Income taxes payable                                   (4,062)         (3,080)         (2,143)         (2,831)
               Other long term liabilities                                18            (899)           (548)         (2,729)
               Other, net                                               (729)           (510)         (1,112)           (338)
                                                                  ----------      ----------      ----------      ----------
                     Net cash provided by (used in) operating
                       activities                                     (5,533)         13,167          (2,070)         22,043
                                                                  ----------      ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired                 (27,323)        (35,416)       (120,518)       (135,037)
     Capital expenditures                                             (2,875)         (2,019)         (9,318)         (8,344)
                                                                  ----------      ----------      ----------      ----------
                     Net cash used in investing activities           (30,198)        (37,435)       (129,836)       (143,381)
                                                                  ----------      ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                         69,284          60,918         316,274         203,118
     Payments on borrowings                                          (42,662)        (34,670)       (195,321)        (76,310)
     Proceeds from stock purchase plan and stock option
     exercises                                                            34             275           1,023             803
     Deferred financing costs                                             --            (269)           (585)           (839)
                                                                  ----------      ----------      ----------      ----------
                     Net cash provided by financing
                       activities                                     26,656          26,254         121,391         126,772
                                                                  ----------      ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents                  (9,075)          1,986         (10,515)          5,434
Effect of foreign currency translation on cash and cash
  equivalents                                                            198             188          (1,518)           (471)
CASH AND CASH EQUIVALENTS, beginning of period                         9,656           9,444          12,812           6,655
                                                                  ----------      ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, end of period                          $      779      $   11,618      $      779      $   11,618
                                                                  ==========      ==========      ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Interest paid                                           $    4,181      $    2,384      $   10,919      $    3,956
                                                                  ==========      ==========      ==========      ==========
          Income taxes paid                                       $    7,815      $    8,770      $   14,152      $   20,359
                                                                  ==========      ==========      ==========      ==========

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

        As of September 30, 1999, we operated over 310 offices in 32 states and 15 countries and provide staffing in the Commercial and Professional/Information Technology ("Professional/IT") service lines. We extend trade credit to customers representing a variety of industries. There are no individual customers that account for more than 5% of our service revenues in any of the periods presented.

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

        In addition to Robert Walters, we acquired 17 staffing and professional service companies during 1998. The 1998 acquisitions of Strategic Legal Resources, Inc., and Progressive Personnel Resources, Inc. at the time were considered significant. We have also included certain financial information in the tables below from our acquisition of the staffing services division of WorldTec Group International, Inc. ("WGI") during the fourth quarter of 1998. These three 1998 acquisitions are referred to as the "Acquisitions." The unaudited consolidated results of operations on a pro forma basis as though the Acquisitions had been acquired as of the beginning of 1998 are presented below. The pro forma information presented below does not reflect the reductions in salaries that certain owners of the Acquisitions agreed to and does not reflect any nonrecurring costs incurred in connection with several of our 1998 pooling-of-interests transactions and the 1999 restructure of IntelliMark, our IT platform in the Professional/IT segment. The remaining 1998 and 1999 acquisitions were not individually significant and, therefore, have not been included in the following pro forma presentation. We believe this information reflects all adjustments necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
         (IN THOUSANDS)            1999             1998             1999             1998
                             --------------     -------------   -------------     -------------
Revenue                        $    319,154     $    286,208     $    903,739     $    791,112
                               ============     ============     ============     ============
Net income                     $      9,299     $     12,504     $     26,465     $     30,832
                               ============     ============     ============     ============
Basic earnings per share       $       0.32     $       0.43     $       0.90     $       1.07
                               ============     ============     ============     ============
Diluted earnings per share     $       0.32     $       0.42     $       0.90     $       1.03
                               ============     ============     ============     ============

        Consideration paid with respect to acquisitions during the three and nine months ended September 30, 1999 includes cash consideration paid for companies acquired in the current period, as well as contingent consideration paid to the former owners of companies acquired in previous periods. The aggregate consideration paid consisted of $27.3 million in cash for the three months ended September 30, 1999 and $120.5 million in cash and approximately 200,000 shares of common stock for the nine months ended September 30, 1999.

5.      NONRECURRING COSTS:

        During the fourth quarter of 1998, we recorded merger and integration expenses totaling approximately $24.6 million related to the merger with Robert Walters and other pooling-of-interests transactions completed during 1998. Included in these costs were approximately $13.3 million for professional and financial advisors' fees, approximately $10.8 million related to integration expenses and approximately $500,000 for severance and employee-related expenses. Integration expenses consisted primarily of costs related to office closings and contract terminations pursuant to management's plan of integration, which was completed by September 30, 1999. Substantially all costs associated with severance had been incurred as of December 31, 1998. As the remaining balance of approximately $828,000 represented an overaccrual of merger and integration expenses relating to the merger with Robert Walters, this amount was reversed into income during September 1999. The following is a summary of our merger and integration accrual:

                                                                              (IN THOUSANDS)
        Total merger and integration expenses                                   $  24,626
        Cash outlays                                                              (23,798)
        Reversal of excess accrual                                                   (828)
                                                                                ---------
        Accrual at September 30, 1999                                           $      --
                                                                                =========

     During the third quarter of 1999, we recorded restructure expenses totaling approximately $3.0 million relating to the restructure of IntelliMark. Included in these costs are approximately $2.2 million for severance costs, approximately $280,000 for office closing costs, and approximately $457,000 for other costs including legal and travel expenses. These restructure expenses of approximately $3.0 million were offset by the reversal of the Robert Walters merger and integration accrual of approximately $828,000. Our IT platform in the Professional/IT segment closed 12 offices and is implementing a "hub-and-spoke" branch structure to serve certain markets where a full branch office may not be required. The implementation of a new front-end system throughout our domestic IT offices altered branch staff requirements and reduced the need for certain positions. As part of the IT restructuring, we are in the process of separating sales and certain management functions between our IT staffing, e-solutions, and end-user solutions deliveries. Approximately 80 employees were let go or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. In addition to costs that have been incurred, the restructure expense also includes future obligations to severed employees which extend through September 2001. The following is a summary of our restructure accrual:

                                                                             (IN THOUSANDS)
        Total restructure expenses                                            $     2,980
        Cash outlays                                                                 (904)
                                                                              -----------
        Accrual at September 30, 1999                                         $     2,076
                                                                              ===========

6.       EARNINGS PER COMMON SHARE:

        A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
  (IN THOUSANDS EXCEPT PER SHARE DATA)           1999         1998         1999         1998
                                               --------     --------     --------     --------
BASIC EARNINGS PER SHARE:
Net income applicable to common shares         $  7,822     $ 12,237     $ 24,988     $ 30,464
                                               ========     ========     ========     ========

Weighted average common shares outstanding       29,301       28,841       29,266       28,497
                                               ========     ========     ========     ========

Basic earnings per share of common stock       $   0.27     $   0.42     $   0.85     $   1.07
                                               ========     ========     ========     ========

DILUTED EARNINGS PER SHARE:
Net income applicable to common shares         $  7,822     $ 12,237     $ 24,988     $ 30,464
                                               ========     ========     ========     ========

Weighted average common shares outstanding       29,301       28,841       29,266       28,497
Dilutive effect of stock options                    214          780          229        1,124
                                               --------     --------     --------     --------
Weighted average common shares including
dilutive effect of stock options                 29,515       29,621       29,495       29,621
                                               ========     ========     ========     ========

Diluted earnings per share of common stock     $   0.27     $   0.41     $   0.85     $   1.03
                                               ========     ========     ========     ========

        Excluding the restructure expenses of approximately $2.2 million that were incurred during the third quarter of 1999 relating to the restructure of IntelliMark, basic and diluted earnings per share were both $0.32 for the three months ended September 30, 1999 and basic and diluted earnings per share were both $0.90 for the nine months ended September 30, 1999.

        Excluding the nonrecurring merger costs related to 1998 pooling-of-interests transactions, basic and diluted earnings per share were $0.44 and $0.42 for the three months ended September 30, 1998 and were $1.10 and $1.06 for the nine months ended September 30, 1998.

        Options to purchase approximately 2.4 million shares of common stock at prices ranging from $10.06 to $40.75 per share were outstanding during the three months ended September 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. These options, which expire ten years from the date of grant, were still outstanding as of September 30, 1999.

7.      SEGMENT INFORMATION:

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. As required, we have adopted the provisions of SFAS No. 131 and have presented below the required segment information for the three and nine months ended September 30, 1999 and 1998.

        We segment our operations based upon differences in services. Our Commercial segment provides clerical and light industrial staffing services in the United States. Our Professional/IT segment provides staffing, consulting, solutions, technical and support services primarily in the areas of finance, accounting, information technology and legal services in the United States, the United Kingdom, Australia and twelve other foreign countries. The Corporate column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other expenses not allocated to the segments.

        The accounting policies used in measuring segment assets and operating results are the same as those described in Note 2 to our audited financial statements and notes thereto included in our 1998 Annual Report on Form 10-K as filed with the Commission on March 16, 1999. We evaluate performance of the segments based on segment operating income, excluding corporate overhead. We do not have any significant intersegment sales or transfers.

        The results of the business segments as of and for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                          PROFESSIONAL/
                                           INFORMATION                             CONSOLIDATED
           (IN THOUSANDS)                   TECHNOLOGY   COMMERCIAL    CORPORATE      TOTALS
                                          -------------  ----------    ---------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Total service revenues                         $154,691    $164,464     $     --       $319,155
Operating income                                 11,164      10,226       (5,279)        16,111
Depreciation and amortization                     3,275       1,769          466          5,510
Capital expenditures                                869         272        1,734          2,875
Total assets                                    433,358     215,384       34,093        682,835

THREE MONTHS ENDED SEPTEMBER 30, 1998
Total service revenues                         $144,459    $119,882     $     --       $264,341
Operating income                                 15,453       9,253       (2,660)        22,046
Depreciation and amortization                     2,389       1,048          385          3,822
Capital expenditures                                433         527        1,059          2,019
Total assets                                    306,947     143,835       57,039        507,821

NINE MONTHS ENDED SEPTEMBER 30, 1999
Total service revenues                         $454,615    $449,124     $     --       $903,739
Operating income                                 35,510      27,596      (12,180)        50,926
Depreciation and amortization                     9,295       5,123        1,223         15,641
Capital expenditures                              2,224       1,817        5,277          9,318

NINE MONTHS ENDED SEPTEMBER 30, 1998
Total service revenues                         $395,513    $326,534     $     --       $722,047
Operating income                                 37,371      24,739       (8,052)        54,058
Depreciation and amortization                     6,239       2,659          904          9,802
Capital expenditures                              2,767       1,259        4,318          8,344

                           THREE MONTHS ENDED             NINE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
REVENUES BY COUNTRY        1999           1998           1999           1998
                        ----------     ----------     ----------     ----------
United States           $  245,016     $  196,387     $  691,762     $  536,234
United Kingdom              56,134         52,695        162,983        144,330
Australia                   13,857         12,647         38,042         33,587
Other                        4,148          2,612         10,952          7,896
                        ----------     ----------     ----------     ----------
Total revenues          $  319,155     $  264,341     $  903,739     $  722,047
                        ==========     ==========     ==========     ==========


                                          AT SEPTEMBER 30,
PROPERTY AND EQUIPMENT BY COUNTRY         1999       1998
                                        -------     -------
United States                           $24,520     $15,957
United Kingdom                            2,712       3,445
Australia                                   509         523
Other                                       989         905
                                        -------     -------
Total property and equipment            $28,730     $20,830
                                        =======     =======

8.       COMPREHENSIVE INCOME:

        Comprehensive income was as follows:

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
         (IN THOUSANDS)                     1999         1998         1999          1998
                                          --------     --------     --------      --------
Net income                                $  7,822     $ 12,237     $ 24,988      $ 30,464

Other comprehensive income:
Change in cumulative foreign currency
    translation adjustments                    198          188       (1,518)         (471)
                                          --------     --------     --------      --------

Total comprehensive income                $  8,020     $ 12,425     $ 23,470      $ 29,993
                                          ========     ========     ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The information below discusses the results of operations for the three and nine months ended September 30, 1999 as compared to the results of operations for the three and nine months ended September 30, 1998. Our services are provided through two segments: Professional/IT and Commercial. The Professional/IT segment provides staffing, consulting, solutions, technical and support services primarily in the areas of finance, accounting, information technology, and legal services. The Commercial segment provides clerical and light industrial staffing services. Our services are provided through our network of over 310 offices located in 32 states and 15 countries including, but not limited to, the United States, the United Kingdom, Australia, Germany, New Zealand, Belgium, the Netherlands, Singapore and Japan.

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

        The financial information provided below has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

        Revenues. Consolidated revenues increased $54.8 million, or 20.7%, to $319.2 million for the three months ended September 30, 1999 compared to $264.3 million for the three months ended September 30, 1998. Consolidated revenues increased $181.7 million, or 25.2%, to $903.7 million for the nine months ended September 30, 1999 compared to $722.0 million for the nine months ended September 30, 1998. The purchase acquisitions completed during 1998 and 1999 in both the Professional/IT and Commercial segments accounted for approximately $32.9 million and $115.0 million of the increase for the three and nine months ended September 30, 1999, respectively.

        Revenues for the Professional/IT segment increased $10.2 million, or 7.1%, to $154.7 million for the three months ended September 30, 1999 compared to $144.5 million for three months ended September 30, 1998. Revenues for the Professional/IT segment increased $59.1 million, or 14.9%, to $454.6 million for the nine months ended September 30, 1999 compared to $395.5 million for nine months ended September 30, 1998. This increase is primarily the result of acquisitions and internal growth, particularly in the expansion of contracting professional and information technology consultants in the United Kingdom and other European locations, as well as in Australia and certain Asian markets. The purchase acquisitions completed during 1998 and 1999 in the Professional/IT segment accounted for approximately $9.6 million and $31.1 million of the increase for the three and nine months ended September 30, 1999, respectively. For the three months ended September 30, 1999, the Professional/IT segment had internal growth of approximately 1%. Domestic IntelliMark revenues decreased 6% on an internal basis compared with the third quarter of 1998, while the rest of the

Professional/IT segment recorded an internal growth rate of approximately 10%. For the nine months ended September 30, 1999, the Professional/IT segment had internal growth of approximately 8%. We believe the domestic IT staffing business was affected adversely by industry trends, including customers' focus on Year 2000 compliance spending and anticipated deferrals of other IT spending and staffing requirements until calendar year 2000.

        Revenues for the Commercial segment increased $44.6 million, or 37.2%, to $164.5 million for the three months ended September 30, 1999 compared to $119.9 million for three months ended September 30, 1998. Revenues for the Commercial segment increased $122.6 million, or 37.5%, to $449.1 million for the nine months ended September 30, 1999 compared to $326.5 million for nine months ended September 30, 1998. This revenue growth is the result of internal growth and acquisitions completed during 1998, particularly the fourth quarter acquisition of WGI. Commercial companies purchased during 1998 accounted for $23.0 million and $83.9 million of the change for the three and nine months ended September 30, 1999, respectively. For the three months ended September 30, 1999, the Commercial segment had internal growth of approximately 12%. For the nine months ended September 30, 1999, the Commercial segment had internal growth of approximately 8%. No Commercial acquisitions have been made during the nine months ended September 30, 1999.

Gross Profit, SG&A and EBITDA. For the three months ended September 30, 1999, gross profit as a percentage of revenue decreased from 26.5% to 25.1%, while SG&A as a percentage of revenue increased from 16.5% to 17.7%; however, SG&A for the three months ended September 30, 1998 was partially reduced by compensatory stock option income that was recorded for Robert Walters. Excluding these nonrecurring stock option amounts, SG&A as a percentage of revenue was 17.1% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, gross profit as a percentage of revenue decreased from 26.4% to 25.2% while SG&A as a percentage of revenue increased from 17.3% to 17.6%. Excluding the compensatory stock option income that was recorded for Robert Walters, SG&A as a percentage of revenue was 17.5% for the nine months ended September 30, 1998. EBITDA decreased $4.2 million, or 16.4%, to $21.6 million for the three months ended September 30, 1999 as compared to $25.9 million for the three months ended September 30, 1998. EBITDA increased $2.7 million, or 4.2%, to $66.6 million for the nine months ended September 30, 1999 as compared to $63.9 million for the nine months ended September 30, 1998. EBITDA as a percentage of revenues was 6.8% and 7.4% for the three and nine months ended September 30, 1999, respectively, and 9.8% and 8.8% for the three and nine months ended September 30, 1998, respectively. Excluding the compensatory stock option income that was recorded for Robert Walters, EBITDA as a percentage of revenues was 9.3% and 8.6% for the three and nine months ended September 30, 1998, respectively. The decrease in gross margin and EBITDA is primarily the result of the faster growth of our commercial staffing segment, which has grown to 52% of total revenues up from 45% in this quarter last year. Our commercial staffing growth was related primarily to the Strategic Resource Group, which targets large accounts that typically bill at lower gross margins than our retail business in exchange for higher volume, and the acquisition of WGI, which also has lower margins. The decline in our higher margin Professional/IT revenues as a percentage of our total consolidated revenues further contributes to the decline in consolidated margins. We are modifying our IT business model and are reacting to the Year 2000 issues affecting our revenue and margins as described below. Exclusive of the 1999 restructure expenses and the 1998 nonrecurring merger costs as discussed below, EBITDA was $23.8 million and $68.7 million for the three and nine months ended September 30, 1999 and $26.4 million and $65.5 million for the three and nine months ended September 30, 1998, respectively, and EBITDA margins were 7.5% and 7.6% for the three and nine months ended September 30, 1999, respectively, and 10.0% and 9.1% for the three and nine months ended September 30, 1998, respectively.

        Nonrecurring Charges. For the three and nine months ended September 30, 1999, the charge for restructuring our IT platform in the Professional/IT segment of approximately $3.0 million is comprised primarily of severance, office closing costs related to management changes, and the redesign of key business processes in our domestic and international IT operations. Our IT platform in the Professional/IT segment closed 12 offices and is implementing a "hub-and-spoke" branch structure to serve certain markets where a full branch office may not be required. The implementation of a new front-end system throughout our domestic IT offices altered branch staff requirements and reduced the need for certain positions. As part of the IT restructuring, we are in the process of separating sales and certain management functions between our IT staffing, e-solutions, and end-user solutions deliveries. Approximately 80 employees were let go or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. These restructure expenses of approximately $3.0 million were offset by the reversal of the Robert Walters merger and integration accrual of approximately $828,000. For the three and nine months ended September 30, 1998, we incurred nonrecurring merger costs of $536,000 and $1.7 million, respectively, associated with pooling-of-interests business combinations.

        Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.7 million, or 44.2%, to $5.5 million for the three months ended September 30, 1999 as compared to $3.8 million for the three months ended September 30, 1998. Depreciation and amortization expense increased $5.8 million, or 59.6%, to $15.6 million for the nine months ended September 30, 1999 as compared to $9.8 million for the nine months ended September 30, 1998. This increase is primarily attributable to amortization of goodwill associated with our purchase business combinations. Depreciation expense also increased as a result of continuing development of our corporate infrastructure and information systems network, as well as assets acquired in acquisitions.

        Operating Income. Operating income decreased $5.9 million, or 26.9%, to $16.1 million for the three months ended September 30, 1999 compared to $22.0 million for the same period last year and decreased $3.1 million, or 5.8%, to $50.9 million for the nine months ended September 30, 1999 compared to $54.0 million for the nine months ended September 30, 1998. Operating margin was 5.1% and 5.6% for the three and nine months ended September 30, 1999, respectively, as compared to 8.3% and 7.5% for the three and nine months ended September 30, 1998, respectively. Although operating income increased as a result of higher revenues, the operating margin declined due to lower gross profit and higher depreciation and amortization expense as discussed above. Exclusive of the 1999 restructure expenses and the 1998 nonrecurring merger costs, operating income was $18.3 million and $53.1 million for the three and nine months ended September 30, 1999 and $22.6 million and $55.7 million for the three and nine months ended September 30, 1998, respectively. Operating margin excluding these costs were 5.7% and 5.9% for the three and nine months ended September 30, 1999, respectively, and 8.5% and 7.7% for the three and nine months ended September 30, 1998, respectively.

        The following operating income discussion at the Professional/IT and Commercial segment levels excludes unallocated corporate SG&A of $5.3 million and $12.2 million for the three and nine months ended September 30, 1999, respectively, and $2.7 million and $8.0 million for the three and nine months ended September 30, 1998, respectively. The increase in unallocated corporate SG&A was primarily a result of increased staff health costs associated with our self-insurance plan, increased rent, utilities and telephone and equipment lease costs associated with our new corporate headquarters and increased professional fees primarily associated with international and domestic tax restructuring, state unemployment tax planning and work opportunity tax credit consultation.

        Operating income for the Professional/IT segment decreased $4.3 million, or 27.8%, to $11.2 million for the three months ended September 30, 1999 as compared to $15.5 million for the three months ended September 30, 1998. Operating income for the Professional/IT segment decreased $1.9 million, or 5.0%, to $35.5 million for the nine months ended September 30, 1999 as compared to $37.4 million for the nine months ended September 30, 1998. The operating margin for the Professional/IT segment decreased from 10.7% for the three months ended September 30, 1998 to 7.2% for the three months ended September 30, 1999 and decreased from 9.4% for the nine months ended September 30, 1998 to 7.8% for the nine months ended September 30, 1999. Negative growth in domestic IT staffing, which we believe is associated with Year 2000 spending, deferral of non-Year 2000 related developments projects, and higher depreciation and amortization expenses were the primary reasons for the decreases in operating income and operating margin.

        Operating income for the Commercial segment increased $1.0 million, or 10.5%, to $10.2 million for the three months ended September 30, 1999 as compared to $9.2 million in the same period last year. Operating income for the Commercial segment increased $2.9 million, or 11.5%, to $27.6 million for the nine months ended September 30, 1999 as compared to $24.7 million for the nine months ended September 30, 1998. Continued growth from our Strategic Resource Group and purchase acquisitions completed during 1998 were the primary factors contributing to the increase in operating income for the three and nine months ended September 30, 1999. The activity from our Strategic Resource Group, which provides customers with dedicated on-site account management, tend to have lower gross margins than traditional temporary staffing services. However, the higher volumes and relatively long-term contracts associated with these relationships have resulted in operating profit growth. The operating margin of the Commercial segment decreased from 7.7% for the three months ended September 30, 1998 to 6.2% for the three months ended September 30, 1999. The operating margin for the Commercial segment was 6.1% and 7.6% for the nine months ended September 30, 1999 and 1998, respectively. The decrease in operating margins resulted from lower gross margins due to decreased permanent placement fees and higher revenues from our Strategic Resource Group, as well as higher depreciation and amortization expense. Operating margins have also been affected by the movement of certain support functions from corporate in 1998 to the Commercial segment in 1999.

        Interest Expense. We incurred interest expense of $4.7 million for the three months ended September 30, 1999 as compared to $2.1 million of interest expense for the three months ended September 30, 1998. Interest expense was $12.2 million and $4.0 million for the nine months ended September 30, 1999 and 1998, respectively. Interest expense in all periods is primarily related to borrowings on our Credit Facility (as defined below) to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment.

        Net Income. Net income decreased $4.4 million, or 36.1%, to $7.8 million for the three months ended September 30, 1999 as compared to $12.2 million for the same period last year. Net margin was 2.5% for the three months ended September 30, 1999 as compared to 4.6% for the three months ended September 30, 1998. Net income decreased $5.5 million, or 18.0%, to $25.0 million for the nine months ended September 30, 1999 as compared to $30.5 million for the same period in 1998. Net margin was 2.8% for the nine months ended September 30, 1999 as compared to 4.2% for the nine months ended September 30, 1998. Exclusive of the 1999 restructure expenses and the 1998 nonrecurring merger costs, net income was $9.3 million and $26.5 million for the three and nine months ended September 30, 1999 and $12.6 million and $31.5 million for the three and nine months ended September 30, 1998, respectively. Net margin excluding these costs was 2.9% for both the three and nine months ended September 30, 1999 and was 4.8% and 4.4% for the three and nine months ended September 30, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary historical sources of funds are from operations, the proceeds from securities offerings, if any, and borrowings under our credit facility with a consortium of banks (the "Credit Facility"). Our principal historical uses of cash have been to fund acquisitions, working capital requirements and capital expenditures. We generally pay our temporary associates and professionals weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

        In May 1999, we expanded the Credit Facility from $300 million to $325 million. On March 31, 2000, the maximum amount of borrowings under the Credit Facility is scheduled to revert back to $300 million. The $300 million portion of the Credit Facility matures in August 2003. The Credit Facility is secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first tier foreign subsidiaries. Interest on any borrowings is computed at our option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on our operating leverage ratios. We pay a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varies based on our operating leverage ratios. During the three and nine months ended September 30, 1999, our net additional borrowings on the Credit Facility were approximately $26.6 million and $121.0 million, the majority of which was used to pay the cash consideration for several of our acquisitions and for general corporate purposes. As of November 9, 1999, $300.7 million was outstanding on the Credit Facility.

        In 1998, we entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. These swaps did not have a material impact on recorded interest expense during the periods presented.

        Net cash (used in) provided by operating activities was ($5.5) million and $13.1 million for the three months ended September 30, 1999 and 1998, respectively, and ($2.1) million and $22.0 million for the nine months ended September 30, 1999 and 1998, respectively. The net cash provided by or used in operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities. Excluding approximately $904,000 and $14.5 million in nonrecurring merger expenses paid during the three and nine months ended September 30, 1999, respectively, net cash provided by (used in) operating activities was ($4.6) million and $12.5 million for the three and nine months ended September 30, 1999, respectively.

        Net cash used in investing activities was $30.2 million and $37.4 million for the three months ended September 30, 1999 and 1998, respectively, and $129.8 million and $143.4 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in investing activities for all periods was primarily related to our acquisitions and capital expenditures.

        Net cash provided by financing activities was $26.7 million and $26.3 million for the three months ended September 30, 1999 and 1998, respectively, and $121.4 million and $126.8 million for the nine months ended September 30, 1999 and 1998, respectively. Cash provided by financing activities for the periods presented were primarily attributable to the proceeds from Credit Facility borrowings used in conjunction with our acquisitions.

        As a result of the above and the related foreign currency translations, combined cash and cash equivalents decreased $8.9 million and $12.0 million for the three and nine months ended September 30, 1999, respectively. Cash and cash equivalents increased $2.2 million and $5.0 million for the three and nine months ended September 30, 1998, respectively.

        We believe that our cash flows from operations and borrowings available under the Credit Facility will provide sufficient liquidity for our existing operations. However, if we make any acquisitions or there is a slowdown in the economy or our business is adversely influenced by other factors, we may need to seek additional financing through the public or private sale of equity or debt securities or request our bank group to increase the Credit Facility. See "Year 2000 Compliance" and "Special Note Regarding Forward Looking Statements." There can be no assurance that we could secure such financing, if and when it is needed, or on terms we deem acceptable. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, acquisition plans, public or private offerings of debt or equity securities and borrowing availability under the Credit Facility.

YEAR 2000 COMPLIANCE

        The Year 2000 issue is the result of computer programs (whether related to IT systems or non-IT systems) being written using two digits rather than four digits to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. We have assembled a Year 2000 compliance team that is working on these compliance matters company-wide. As part of this project and consistent with our operating strategy, we are implementing one primary front office software package (Caldwell-Spartin) in a majority of our Commercial offices. In a majority of our Professional/IT offices, we have implemented one primary search and retrieval software package (EZaccess) and one primary back office software package (MAS 90). In addition, we have selected and implemented the PeopleSoft system for our back office, administrative and accounting systems. All of these software systems have the ability to process transactions with dates for the Year 2000 and beyond at no incremental cost and, accordingly, we believe that Year 2000 costs with respect to these software systems are not expected to have a material impact on our financial condition or results of operations.

        As to non-IT systems and vendor services, other than banking relationships and utilities (which includes electrical power, water and related items), we believe there is no single system or vendor service that is material to our operations. As to banking needs, our banking relationships are primarily with large, national and international financial institutions which have undertaken their own Year 2000 compliance procedures and certified their compliance to us. Certain of our utility vendors have certified and are certifying their Year 2000 compliance to us. To the extent that a utility vendor fails to certify its Year 2000 compliance capability, our contingency plan is to identify and install back-up utility sources necessary to maintain the critical information systems at our corporate headquarters. Utility failures at our corporate or branch offices or the inability of our customers to operate could have a material adverse effect on our revenue sources and could disrupt our customers' payment cycle. We believe our Year 2000 compliance project will be materially complete by December 15, 1999. We believe that the costs of our Year 2000 compliance project for each matter individually and all matters in the aggregate will not be material to our financial condition or results of operations.

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

        We believe that Year 2000 related issues will affect our results of operations during the remainder of 1999 as our customers delay projects or implement hiring freezes due to their focus on Year 2000 spending and/or delay requests for services or expenditure decisions with regard to their existing IT systems until after the beginning of the 2000 year. Additionally, we could be adversely affected by delayed payments from customers because of uncertainty relating to their Year 2000 compliance matters. Due to the diverse services we provide and the unknown effect of Year 2000 issues on customer spending decisions that could impact our revenues and results, these Year 2000 uncertainties will have a material adverse impact on our results of operations for the balance of the 1999 fiscal year.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our future liquidity, our IT business model and organization, Year 2000 compliance matters, operations and/or future growth opportunities. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in our 1998 Annual Report on Form 10-K as filed with the Commission on March 16, 1999 and under the headings "Potential Risks, Detriments and Other Considerations Associated with the Transaction," and "Forward Looking Statements" in our proxy statement filed with the Commission on September 25, 1998.

        The forward-looking statements included in this 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting" or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) an inability to successfully implement the business model and organizational changes previously announced; (2) the continuation or worsening of declines in demand for placement (permanent or temporary) or staffing services; (3) changes in industry trends such as changes in the demand for or supply of commercial or professional/information technology personnel, whether on a temporary or permanent placement basis and whether arising out of Year 2000 uncertainties and spending delays or otherwise; (4) adverse developments involving currency exchange rates that have an effect on our operations; (5) unanticipated problems associated with integrating acquired companies and their operations; (6) failure to obtain new customers or retain significant existing customers; (7) inability to carry out or timely carry out marketing and sales plans, including Web-based services; (8) inability to obtain capital or refinance debt for future internal and external growth; (9) loss of key executives; and (10) general economic and business conditions (whether foreign, national, state or local) which are less favorable than expected, including but not limited to adverse changes in interest rates. Actual events or results may differ materially. These factors may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the nine months ended September 30, 1999, we did not enter into new arrangements, or modify existing arrangements, concerning market risk. For a description of such existing arrangements, see Note 8 to our audited financial statements filed as part of our 1998 Annual Report on Form 10-K as filed with the Commission on March 16, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Foreign Currency Translation."

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               10.32 Employment Agreement between StaffMark, Inc. (the "Company") and Stephen R. Bova dated as of August 18, 1999.

               10.33 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Clete T. Brewer, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, Brewer Personnel Services, Inc. and Clete T. Brewer, which original agreement is incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-15059).

               10.34 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Terry C. Bellora, amending that certain Employment Agreement dated as of August 20, 1996, by and among the Company and Terry C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-15059).

               10.35 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and David Bartholomew, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, HRA, Inc. n/k/a StaffMark, Inc. - Nashville and David Bartholomew, which original agreement is incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-15059).

               10.36 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Gordon Y. Allison, amending that certain Employment Agreement dated as of June 23, 1997, by and among the Company and Gordon Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on July 28, 1997.

               11.1 Statement re: computation of per share earnings, reference is made to Note 6 of the StaffMark, Inc. Consolidated Financial Statements contained in this Form 10-Q.

               27.1 Financial Data Schedule for the three months ended September 30, 1999, submitted to the Commission in electronic format.


         (b) Reports on Form 8-K

         1. A Form 8-K was filed with the Commission on August 31, 1999 relating to the Company's press release which was disseminated publicly on August 29, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STAFFMARK, INC.


Date: November 10, 1999                    /s/ CLETE T. BREWER
                                           -------------------------------------
                                           Clete T. Brewer
                                           Chief Executive Officer and Chairman

Date: November 10, 1999                    /s/ TERRY C. BELLORA
                                           -------------------------------------
                                           Terry C. Bellora
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                              DESCRIPTION
    -------                             -----------
     10.32                    Employment Agreement between StaffMark, Inc. (the
                              "Company") and Stephen R. Bova dated as of August
                              18, 1999.

     10.33 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Clete T. Brewer, amending that certain Employment
                              Agreement dated as of October 1, 1996, by and among the Company, Brewer Personnel Services, Inc.
                              and Clete T. Brewer, which original agreement is incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File
                              No. 333-15059).

     10.34 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Terry C. Bellora, amending that certain Employment
                              Agreement dated as of August 20, 1996, by and among the Company and Terry C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company's Registration
                              Statement on Form S-1 (File No. 333-15059).

     10.35 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and David Bartholomew, amending that certain
                              Employment Agreement dated as of October 1, 1996, by and among the Company, HRA, Inc. n/k/a
                              StaffMark, Inc. - Nashville and David Bartholomew, which original agreement is incorporated by reference from Exhibit 10.8 to the Company's
                              Registration Statement on Form S-1 (File No.
                              333-15059).

     10.36 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Gordon Y. Allison, amending that certain
                              Employment Agreement dated as of June 23, 1997, by and among the Company and Gordon Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on July 28, 1997.

     11.1 Statement re: computation of per share earnings, reference is made to Note 6 of the StaffMark, Inc.
                              Consolidated Financial Statements contained in this Form 10-Q.

     27.1                     Financial Data Schedule for the three months ended
                              September 30, 1999, submitted to the Commission in electronic format.