Form 10-K405
period 1999-12-31
STAFFMARK INC
filed 2000-03-20
CIK 1017968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


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

Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $287.7 million as of March 10, 2000.

As of March 10, 2000, the number of shares outstanding of the registrant's common stock was 29,475,341.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on May 22, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  The forward-looking statements included in this 10-K relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "encourage," "opportunity," "decide," "goal," "objective," "quality," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "build," "through," "strategy," "expiration," "provide," "hope," "offer," "maximize," "meet," "allow," "strengthen," "allowed," "represent," "commitment," "lend," "create," "implement," "result," "seek," "increase," "add," "find," "establish," "pursue," "feel," "work," "perform," "make," "continue," "strike," "can," "will," "going," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) the continuation or worsening of declines in demand for placement (permanent or temporary) or staffing services (whether commercial, information technology or financial and accounting); (2) unanticipated problems associated with integrating acquired companies and their operations; (3) failure to obtain new customers or retain significant existing customers; (4) inability to carry out marketing and sales plans; (5) inability to obtain capital or refinance debt for future internal and external growth; (6) loss of key executives; (7) general economic and business conditions (whether foreign, national, state or local) which are less favorable than expected, including but not limited to, adverse fluctuations in foreign currency exchange rates; (8) adverse changes in interest rates, including but not limited to, counter party risks on our interest rate swap agreements as well as adverse movement in foreign currency exchange rates; (9) adverse results in litigation matters; and
(10) changes in industry trends and technologies such as changes in the conduct of the business through the internet and other similar mediums of exchange and changes in demand for commercial or professional information technology staffing personnel, whether on a temporary or permanent placement basis. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility." These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

                                    PART I

ITEM 1.   BUSINESS

General

  We (StaffMark, Inc., incorporated in 1996, and our subsidiaries) are a global provider of diversified staffing, information technology ("IT"), professional, consulting and solutions services to businesses, professional and service organizations and governmental agencies. We offer services through over 320 branches located in 32 states and 14 countries.

  Our operations are grouped into three segments: Professional/Information Technology (we will refer to this segment as "Professional/IT"), Commercial and E-solutions. Our Professional/IT segment provides staffing, recruitment (placement), consulting, technical support and solutions services primarily in the areas of IT, finance, accounting, pharmaceutical and legal services. This segment generated 49% and 53% of our revenues for the years ended December 31, 1999 and 1998. Our Commercial segment provides clerical, administrative, call center outsourcing and light industrial services and generated approximately 50% and 47% of our revenues for the years ended December 31, 1999 and 1998. Our E-solutions segment consists of Edgewater Technology, Inc. ("Edgewater"), which was acquired in 1999, and provides e-commerce software solutions, consulting and web development as well as outsourcing to help companies convert to an internet business model. Our E-solutions segment generated approximately 1% of our revenue for the year ended December 31, 1999. See Note 18 to our Consolidated Financial Statements for financial information about our business segments.

  As a result of our IT restructuring in late 1999, we determined that our E-solutions business was fundamentally different than the other components of our Professional/IT segment and we began managing our E-solutions business as an autonomous business segment at the beginning of 2000. Accordingly, in January 2000, we began disaggregating the results of our E-solutions business unit and reviewing those results separately. These operations had previously been included in our Professional/IT segment. We believe that our E-solutions segment provides us with growth opportunities in an industry that Forrester Research expects will grow from an estimated annual revenue of approximately $10.6 billion as of November 1999 to annual revenue of approximately $64.8 billion in 2003.

  For the year ended December 31, 1999, our revenues and operating income before nonrecurring charges were $1,220.9 million and $66.0 million compared to revenues and operating income of $1,014.9 million and $78.1 million for the year ended December 31, 1998.

Business Strategy

  Our overall business strategy is to be a valued-added provider of human resource and business solutions to our customers through the creation of opportunities for our professionals, consultants and associates, with these opportunities being enhanced over time by training, education programs and retention. In order to increase revenue, grow profits and improve cash flows, we implement this overall business strategy through a combination of the strategies whose key elements are described below.

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

  Increase Operating Efficiencies and Provide Corporate Support. We work to achieve economies of scale through the combination of a number of general and administrative functions at the corporate level, as well as through the reduction or elimination of redundant functions and facilities of existing branches and newly acquired companies. Centralization and infrastructure development allows us the opportunity to deliver corporate support and management information to our branches, with the goal of enabling the branches to focus on marketing, selling services and customer satisfaction. We also seek to achieve economies of scale through common regional management and the allocation of recruiting, training, advertising, administrative and branch office costs over a larger number of professionals, associates and customers.

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

  Further Develop and Utilize the Global Pipeline. The Global Pipeline was developed by Robert Walters Limited ("Robert Walters") to handle the shortage in IT professionals and consultants in Europe and the United States. The Global Pipeline sources candidates from Australia, New Zealand, Hong Kong, Singapore and South Africa and places them on behalf of customers in Europe and the United States. We believe that the Global Pipeline is a solid resource for helping professionals and consultants in areas like Australia, New Zealand and South Africa maximize their career objectives in the United States, Europe and around the world. We believe that the Global Pipeline will help meet the high demand for professionals globally, particularly in the IT area in the United States.

  Establish Service Platforms and Brand Name Identification. We believe that building and developing platforms of related staffing, professional, consulting and/or solutions services within each of our segments is an essential operational management tool that encourages entrepreneurial focus and innovation. In addition, once platform foundations are established and are in development, we select and market brand names, logos and other attributes to customers, professionals, consultants and associates. We have six service platforms operating under six brand names in our three segments. Four of the service platforms operate in the Professional/IT segment. Our IT platform operates under the name "IntelliMark." The finance and accounting platform is "Robert Walters." The clinical trials support services platform operates as "ClinForce." Our legal platform operates under the brand name "Strategic Legal Resources." Our Commercial segment utilizes the "StaffMark" brand name and several derivative names reflecting different types of commercial staffing and training services, "StaffMark Office Staffing," "StaffMark Medical Staffing," "StaffMark Industrial Staffing" and "StaffMark Training Center." Our E-solutions segment operates under the name "Edgewater."

  Expand Productivity and Continuity of Employees and Consultants Through Education, Training and Career Management. We believe that our business will shift to a bundled education, training and staffing model over time that focuses on the career management of our professionals, consultants and associates. Currently, we offer IntelliMark Virtual University to our IT professionals. This educational opportunity is a "virtual" learning center which offers more than 500 web-enabled courses and can track individual participant's progress, as well as providing an opportunity for an "uplift" in skills for our IT professionals. In our Commercial segment, we have StaffMark University, which offers classroom courses for internal employees and associates. These educational programs are the first step in the training/education model, which we hope over time will provide life-long careers for our professionals, consultants and associates.

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

  Continue to Deploy the Resource Solutions Business Model Domestically and Expand this Business Model Internationally. Resource Solutions is a human resources consultancy business that interacts at a high level of a customer's management team. Through Resource Solutions, we provide business outsourcing to a diversified array of customer needs, including project management, vendor management, relocation services, human resources consultancy services, recruitment and training. As part of this business model, we seek to develop and implement a business process improvement plan, supported by proprietary software to manage the information on a continual basis. This business model was developed by Robert Walters and we are introducing it into the United States, in addition to expanding it internationally. Under this model, Resource Solutions effectively becomes the "managing vendor" for a customer's human resource needs.

  Increase Strategic Alliance Relationships. At December 31, 1999, we had 101 Strategic Alliance partnering relationships (previously know as Vendor-On-Premise or "VOP" relationships), compared to 75 at December 31, 1998 and 60 at December 31, 1997. These Strategic Alliance relationships, which are usually in our Commercial segment, represented $163.8 million and $102.0 million of our revenues for the years ended December 31, 1999 and 1998. Under these programs, we usually become the "Master Vendor" by assuming administrative responsibility for coordinating staffing and/or professional services throughout a customer's location or organization, including skills testing and training. Strategic Alliance relationships provide customers with dedicated on-site account management which can more effectively meet the client's changing staffing needs with high quality and consistent service. These partnering relationships generally tend to have lower gross margins than traditional temporary staffing services, although the higher volumes, comparatively lower operating expenses and relatively long-term contracts associated with these relationships generally result in attractive operating profits and a more stable source of revenue.

  Focus on E-solutions Business. Consistent with the presentation of the E-solutions business as a separate segment, we intend to focus a larger portion of our capital and management services in this segment. In particular, we intend to be middle market focused, speed time to market with a virtual company strategy, provide innovative hosting, leverage the second tier markets, and increase consultant headcount to service existing and new customers.

  Increase Training and Niche Services in the Commercial Segment. We currently operate StaffMark Training Centers in two Arkansas locations and in one Texas location. We plan to open three or four Training Centers in new locations in the United States during 2000. This training format provides career advancement and job opportunities for all participants by enabling them to become certified in a variety of computer and software related areas. We believe that this Training Center model provides us with direct growth opportunities in our Commercial segment in addition to indirect growth opportunities in our Commercial and Professional/IT segments through access to a pool of qualified associates and consultants. We also plan to target niche areas such as call center support, e-fulfillment, managed vendor accounts and human resources process consulting services in our Commercial segment during 2000.

Acquisition and Integration Strategy

  Summary of Acquisitions. From our initial public offering in October 1996 through December 31, 1999, we implemented our growth and diversification strategy by completing 43 acquisitions. We completed three purchase acquisitions during 1999. Under the purchase method of accounting, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed based on their estimated fair market values, with any excess purchase price being allocated to goodwill. Generally accepted accounting principles require goodwill to be amortized by the acquirer over a period not to exceed 40 years. Two of the 1999 acquisitions were Professional/IT companies with revenues in the fiscal year prior to acquisition approximating $19.7 million. The third acquisition in 1999 was Edgewater Technology, Inc., an e-solutions company located in a suburb of Boston. A summary of the acquisitions we completed in 1999 is provided in the following table.

                                                                                       Fiscal Year
                                                                                         Revenues
                Acquired Companies                       Segment(1)      States      (in millions)(2)
---------------------------------------------------      ----------    ----------    ----------------
ETEC Network Services, Inc.                                P/IT            TX                $   5.5
Career Concepts Technologies, Inc & Career                 P/IT            FL                   14.2
Concepts, Inc.
Edgewater Technology, Inc.                                 E           MA, NC, NH               17.7
                                                                                             -------
                                                                            Total            $  37.4
                                                                                             =======

_____________
          (1)  P/IT = Professional/IT and E = E-solutions
          (2) The revenue amounts presented in the table are for the most recent fiscal year for each of the referenced entities prior to their acquisition by us.

  Acquisition. Through our internal growth and acquisition strategy, we have contributed critical mass, geographic diversification and increased our Professional/IT segment to approximately 50% of our revenue base. Although our intent is to focus on internal growth and achieving integration efficiencies, we may pursue select strategic acquisitions that: (1) expand the geographic scope of our operations; (2) increase the scope of our operations into complementary or new service offerings; and/or (3) include strong management, profitable operating results and/or recognized local and regional presence.

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

Industry Information

  The Human Resources Industry. Historically, the demand for temporary staffing services has been used predominantly as a short-term solution for peak production periods and to temporarily replace full-time employees due to illness, vacation or abrupt termination. In the last several years, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs. This, coupled with a shortage of available talent, has propelled the industry to where it is today. The use of temporary employees typically shifts employment costs and risks, such as workers' compensation, unemployment insurance and the possible adverse effects of changing employment regulations, to temporary staffing companies. This type of shift spreads the costs and risks over a larger pool of employees and customers. In addition, companies are increasingly using temporary staffing as a means of evaluating the qualification of personnel before hiring them on a full-time basis. The National Association of Temporary Staffing Services estimates that more than 90% of all United States businesses use staffing services. According to the Staffing Industry Report, the United States temporary staffing industry was forecasted to have 1999 revenues of approximately $69.9 billion. We believe that the demand for staffing services will continue to increase due to changes in workforce lifestyles, advances in technology and the increasing desire of many companies to shift employee costs from a fixed to a variable expense and to outsource the support functions.

  The Business Solutions Industry. Many businesses today are facing intense competition, accelerating technological changes, downsizing and widespread business process reengineering. Increasingly, these companies are turning to IT and/or professional services and solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies and/or introduce new professional human capital has become critical. IT services is one of the fastest growing sectors of the economy. Over the last decade, the increased use of technology has led to a dramatic rise in demand for technical project support, software development and other computer-related services and solutions. Businesses have outsourced many of these departments and/or have used the employees of IT services firms in an attempt to meet the increased demand for computer-skilled personnel and solutions services.

  The E-solutions and Internet Industry. Increasing numbers of individuals and companies now use the Internet to search for information, communicate with others, conduct business and seek entertainment. According to International Data Corporation, the estimated number of Internet users worldwide was 142 million at the end of 1998, and is projected to grow to over 500 million users by the end of 2003. The broad acceptance of the Internet has created numerous opportunities for companies that are seeking growth and are challenged by highly competitive and rapidly changing markets, geographically dispersed operations and demands for increased efficiencies. E-solutions permits companies to acquire new customers, conduct electronic commerce and consistently manage customer relationships. These solutions can also dramatically improve a company's ability to access, analyze and distribute important information to suppliers, business partners, employees and customers. While there are numerous benefits that may be gained by utilizing the Internet, the analysis, design and implementation of an effective E-solution requires a range of skills and expertise which few businesses possess. The successful design of E-solutions requires careful analysis and definition of the strategic implications of the Internet for a business, the creative possibilities for brand, content and user experience and the technology required to support the solution. The rapid development and launch of E-solutions further requires substantial expertise to develop and integrate new business processes with existing capabilities, to design and execute Internet marketing communications plans and to evaluate, select and implement the appropriate technologies for the Internet solution. The current supply of high quality, experienced Internet professionals is relatively limited, making the market extremely competitive for these individuals. As a result, an increasing number of businesses engage Internet professional services firms to help them design and implement E-solutions. The market for Internet and E-commerce services is projected to grow dramatically. Forrester Research estimates that this market will grow from annual revenue of $10.6 billion as of November 1999 to annual revenue of $64.8 billion in 2003.

Human Resource Services and Business Solutions

We deliver human resource services and business solutions through three segments:

  Professional/IT Segment. The Professional/IT segment provides information technology staffing, consulting support services, solutions and professional and technical services. This segment generated approximately 49% and 53% of our revenues for the years ended December 31, 1999, and 1998. IT services provided through IntelliMark include systems planning and design, project management, software applications development, systems and network implementation, ERP system implementation, system maintenance, computer troubleshooting, outsourcing of legacy systems, Internet development, "help-desk" assistance and education and training. Finance and accounting professionals, at varied levels, are provided through Robert Walters in the finance, commercial and industrial sectors. Attorneys (at senior and junior levels) and paralegals are provided through Strategic Legal Resources. Our clinical consultants support the staffing and solutions demands of the pharmaceutical, biotechnology, and medical device companies, as well as clinical research organizations which are provided through ClinForce.

  Commercial Segment. Our Commercial segment provides clerical, administrative, outsourcing, call center, computer training and light industrial staffing services. This segment generated approximately 50% and 47% of our revenues for the years ended December 31, 1999 and 1998. Our clerical services personnel include call center support, secretarial, word processing personnel, receptionist/switchboard operators, data entry operators, client service representatives, medical/legal transcriptionists, file clerks and other miscellaneous office personnel. Light industrial services personnel include warehouse workers, maintenance workers, electronics assemblers, quality control clerks, order pullers, food service workers, production workers, shipping/receiving clerks, janitors, packagers, inventory clerks, textile manufacturers and machinists.

  E-solutions Segment. Our E-solutions segment provides e-commerce strategy, consulting and web development as well as outsourcing to help companies convert to an internet business model. In particular, we focus on developing, building and deploying custom e-commerce applications and integration opportunities for our customers. We also provide internet hosting and outsourcing opportunities. This segment generated approximately 1% of our revenue for the year ended December 31, 1999. We currently provide E-solutions services via 155 billable consultants located in Arkansas, Minnesota, Massachusetts, New Hampshire and North Carolina.

Professionals, Consultants and Associates

  Recruiting. One of our most successful recruiting tools is referrals by our professionals and associates. We find that referrals from our existing professionals and consultants provide a high quality and a large number of new professionals. In our Professional/IT segment, we use the Global Pipeline to deliver professionals worldwide. We also use various internet sites and own a minority interest in Stepstone.com, a European internet job board. In addition to the Global Pipeline and our internet sites, our Professional/IT offices have recruiters assigned to that office's designated territory. In the Commercial segment, we employ full-time regional recruiters to monitor the skills and availability of their region's temporary associates to ensure a base of qualified employees is available to meet customer demands. These recruiters visit schools, clubs and professional associations and present career development programs to various organizations. In both segments, we obtain applicants through our various internet sites, advertising in major newspapers, on radio, on television, in the Yellow Pages and through other print media. In the IT area, we pay our external consultants a referral fee for the recruitment and retention of qualified IT professionals. In our E-solutions segment, we use our own recruiters, engage outside professional recruitment companies, use the strength of the IntelliMark recruitment system and advertise electronically and via billboards, radio and television. In the E-solutions area, our challenge is to attract and retain qualified consultants in a fast growing industry and market. We are in the process of implementing equity and performance based compensation plans that will induce new consultants to join our E-solutions segment, as well as encourage retention of the existing consultants in this segment. Additionally, we recently implemented a national database of IT consultants and job postings available to all of our IT offices.

  Full Time Employees/Professionals/Associates. Currently, we provide over 41,000 professionals and associates to our customers during a typical week and we employ approximately 2,000 internal staff. None of our employees, including our professionals and associates, are represented by a collective bargaining agreement. We believe that our employee relations are satisfactory. Hourly wages for our associates and salaries for our professionals are determined according to market conditions. We pay mandated costs of employment, including the employer's share of social security taxes, federal, state unemployment taxes, workers' compensation insurance, foreign statutory taxes and national insurance. We also offer access to various insurance programs and other benefits, such as vacations, holidays, 401(k) and stock purchase programs, to certain of our professionals and associates.

  Assessment, Training and Quality Control. In the Professional/IT segment and in our E-solutions segment, review of work history and experience, degrees obtained and specific programming tests are used to measure proficiency in programming languages, electromechanical skills, autocad, schematics, other technical applications and/or professional expertise. In our Commercial segment, we use various methods to assess, select and train our temporary associates in order to provide quality assurance for our staffing and service operations. Applicants are given a range of tests, applicable to the position(s) they seek. We feel it is imperative to customize testing and training to match the specific working environment in which the individuals will be placed. Clerical and office-support applicants receive tests in computer skills, word processing, data entry, accounting and other business applications. Industrial electronic assembly applicants are tested to determine basic competency, industry aptitude, hand and finger dexterity, soldering, mathematics, ability to read a blue print, ability to assemble electronic components and measurement calculations. We recognize that certain customers have specialized professional and staffing service needs that can only be fulfilled with customized skills. We provide training programs for specific requirements, such as electronic or mechanical assembly or the use of specialized software applications. Computerized tutorials are generally available for professionals and associates seeking to upgrade their data entry, office automation or word processing skills, and classes on topics such as spreadsheets, software applications and network management are conducted periodically in branch offices. We also educate and train personnel through IntelliMark Virtual University and StaffMark University.

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

Operations

  Branch Offices. We offer our services through over 320 branch offices in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, Wisconsin, Australia, Belgium, Canada, France, Germany, Hong Kong, Ireland, Japan, the Netherlands, New Zealand, Singapore, South Africa, and the United Kingdom. Branch managers operate their offices with a degree of autonomy and accountability and receive bonuses based on the profitability and growth of the branch. The compensation system is designed to motivate the managers and staff to maximize the growth and profitability of their offices, while securing long-term customer relationships. Branch managers report directly to regional managers who report to either general managers, vice presidents or executive vice presidents that receive bonuses based upon the profitability of their region or branch. Within operating guidelines, the branch managers are responsible for pursuing new business opportunities and focusing on sales and marketing, account development and retention, as well as employee recruitment, development and retention.

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

  Management Information Systems. The primary front office recruiting software utilized by our Professional/IT segment is "i-base," our customized version of EZ Access. The primary front office billing and payment software utilized by our Professional/IT segment is the MAS 90 system. Robert Walters, part of our Professional/IT segment, uses Merit as its billing and payroll software for temporary staff and contractors and uses a BIS access database for its permanent placement business. The primary front office software utilized by our Commercial segment is the Caldwell-Spartin system. Our E-solutions segment uses a customized Great Plains system as its front office billing and payment software and uses an internally developed project-tracking software for job and consultant utilization. We believe that the utilization of these quality front office systems will provide opportunities for cost savings and efficiencies through our existing branch network and for newly acquired companies.

We licensed our back office accounting and administrative systems software from PeopleSoft, Inc. ("PeopleSoft"). We believe that PeopleSoft applications provide effective management reports, the ability to eliminate redundant functions and provide a high degree of internal control. We also believe that the use of PeopleSoft applications may result in lower costs through the centralization of systems by providing economy and control in the areas of accounts payable, cash control, budgeting, management reporting and human resources. Our PeopleSoft implementation plan began in April 1997 and as of December 31, 1999, we operated the general ledger and accounts payable modules in areas covering over 95% of our United States operations. Robert Walters uses Sun Accounts as its general ledger package and our E-solutions segment uses Great Plains Dynamics for its general ledger package. Financial information is gathered from Robert Walters and our E-solutions segment each month and uploaded into our PeopleSoft general ledger module. Effective January 1, 2000, we began processing payroll for our internal Commercial and corporate employees using our in-house PeopleSoft payroll module. Payroll for our entire Professional/IT segment will be processed internally later in 2000. Digital Equipment Corporation is the hardware provider for the database server for PeopleSoft and currently supplies the hardware supporting the Caldwell-Spartin application in all locations as well. We invested approximately $10.7 million in 1999 on the various communication networks, front office software implementations and other information systems support.

Competition

  Our industry is highly competitive and fragmented, with limited barriers to entry. We compete with other companies in the recruitment of qualified personnel, the development of customer relationships and the acquisition of other staffing, solutions and professional service companies. A large percentage of staffing, solutions and professional services companies are local operators with fewer than five offices. Within local markets, these operators actively compete with us for business and, in most of these markets, no single company has a dominant share of the market. We also compete with larger, full-service and specialized competitors in national, regional and local markets. The primary Professional/IT competitors include Modis Professional Services, Inc., Professional Group of America, Inc., Ciber, Inc., and Keane, Inc. The limited supply of qualified Professional/IT candidates, compensation, job locations and project complexity are the primary competitive factors for Professional/IT candidates. The principal national competitors of our Commercial segment include Manpower, Inc., Volt Management Corp., Kelly Services, Inc., Interim Services, Inc. and Adecco SA, all of which may have greater marketing, financial and other resources than we do. There are many E-solutions competitors which include public companies such as Scient Corp., Viant Corp., and Breakaway Solutions, Inc., as well as a number of privately held e-solutions entities. We believe that the primary competitive factors in obtaining and retaining customers are the number and location of offices, an understanding of customers' specific job requirements, the ability to provide solutions in a timely manner, the monitoring of quality of job performance and the price of services. We believe the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits, 401(k) plans, vacation, holiday, training, etc., responsiveness to work schedules and number of hours of work available. We also compete for acquisition candidates. We believe that further industry consolidation will continue during the next several years and that significant competition will still exist for good acquisition candidates.

Regulation

  Our Professional/IT segment currently recruits information technology consultants and professionals internationally for placement inside and outside the United States. The entry of these employees into the United States is regulated by the United States Department of Labor and United States Department of Justice - Immigration and Naturalization Services. The regulations governing the hiring of foreign nationals are complex and change often. If either of these authorities or any other regulatory or judicial body should determine that we are not in compliance with these regulations, then we could be subject to fines and/or suspension of this part of our business. Immigration between countries outside the United States is also subject to many different laws, rules and regulations that could hinder our ability to place Professional/IT candidates in foreign countries. Further, these regulations could change in a manner which would limit our ability to employ foreign nationals. Any of the foregoing laws, rules and regulations or their modification could have a material adverse effect on our business, financial condition, and results of operation.

  Temporary employment staffing, consulting and solutions services firms are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its temporary employees; (2) registration, licensing, record keeping and reporting requirements; and (3) substantive limitations on its operations. Staffing services firms are the legal employers of their temporary workers. Therefore, these firms are governed by laws regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers' compensation. State mandated workers' compensation and unemployment insurance premiums have increased in recent years and have directly increased our cost of services.

  In addition to regulations relating to the employer/employee relationship, which is the primary type of regulation in the United States, in other countries, particularly in continental Europe, entry into the personnel services market is restricted by the requirement to register with or obtain national and/or local licenses from a government agency. Certain foreign regulations, particularly in continental European countries, also require that temporary staffing companies pay certain minimum pay rates, pay specified minimum benefits, limit the duration of assignments and/or limit temporary staffing employment to certain industries. In some instances, industry-wide union memberships may be necessary. In addition, the extent and type of health insurance benefits that employers are required to provide employees have been the subject of intense scrutiny and debate in recent years at both the national and state level. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees, and some states could impose sales taxes, or raise sales tax rates, on staffing services. Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees. In the United Kingdom, regulations have been proposed that would alter the current practice for temporary staffing contractors which is that of vendor/independent contractor status to that of employer/employee status similar to the temporary staffing regulatory model in the United States. It is anticipated that these regulations would go into effect in the United Kingdom during the second half of calendar 2000.

Intellectual Property

  We have secured certain service marks and continue to seek registration of other service marks, because we consider our intellectual property to be a principal asset in a highly competitive industry, as well as being an important factor in building brand recognition as a source indicator of quality services and performance. We own and license United States, state and foreign service marks used by our subsidiaries. These marks include, but are not limited to, United States registrations for "StaffMark", used in our Commercial segment, "Strategic Legal Resources", used in our legal services platform, "ClinForce", used in connection with our clinical trials support services platform, "Edgewater" used in our E-solutions segment, "StaffView", used in connection with a software product developed for client temporary workforce reporting, and a United Kingdom registration for "Robert Walters", our finance and accounting platform. We also own the pending service mark application for "IntelliMark" in the United States, Australia, South Africa, New Zealand, Hong Kong, Singapore and the European community. We have obtained the registration for the "IntelliMark" service mark in the United Kingdom and Benelux. No assurance can be given that any of the pending "IntelliMark" applications will be granted registration or that, if granted, the registration will effectively prevent third-party concurrent use of the mark or challenge of the registration. We believe that we have all rights to trademarks and trade names necessary for the conduct of our business.

Factors Affecting Finances, Business Prospects and Stock Volatility

  We May be Unable to Properly Manage Growth. We have experienced significant growth, through acquisitions, internal growth and opening new offices. There can be no assurance that we will be able to expand our market presence in our current locations or successfully enter other markets through acquisitions or the opening of new offices. Our ability to continue growth and profitability will depend on a number of factors, including those described later in this section of this 10-K. Acquisitions also involve special risks, including unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of acquired businesses. While an acquired company is being integrated or when integrated, the acquired company may not achieve the same levels of revenue, profitability, or productivity as before the acquisition or otherwise perform as we expect. Furthermore, we are unable to predict whether or when a prospective acquisition candidate will be available or the likelihood that any acquisition will be completed. Although our intent is to focus on internal growth and achieving integration efficiencies, we may pursue select strategic acquisitions that: (1) expand the geographic scope of our operations; (2) increase the scope of our operations into complementary or new service offerings; and/or (3) include strong management, profitable operating results and/or recognized local and regional presence.

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

  We May Be Adversely Affected if Qualified Professionals and/or Associates are Unavailable. We depend on our ability to attract, train, and retain personnel who possess the skills and experience necessary to meet the staffing and/or solution service requirements of our customers. Competition for individuals with proven skills in certain areas, particularly in the Professional/IT and E-solutions segments, and other specialty areas is intense. We operate in several areas in which unemployment is relatively low thereby increasing competition for employees. We must continually evaluate, train, and upgrade our base of available personnel to keep pace with customers' needs. We cannot assure you that qualified professionals and/or associates will continue to be available in sufficient numbers and on acceptable terms of employment. The inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition, and results of operations.

  We Face Competition in Each of Our Segments. The staffing and solutions services industry is highly competitive with limited barriers to entry. We compete for professionals, associates and customers in national, regional and local markets with full-service and specialized staffing and service businesses. A significant number of competitors have greater marketing, financial, and other resources and more established operations than us. Price competition in the staffing industry is intense, particularly for the provision of commercial personnel, and pricing pressures from competitors and customers are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or maintain or increase gross margins in this segment, either of which could have a material adverse effect on our business, financial condition, and results of operations.

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

  The Majority of Our Assets are Intangible. On December 31, 1999, approximately $435.4 million, or 63.5%, of our total assets were intangible assets. These intangible assets primarily represent amounts attributable to goodwill recorded in connection with our acquisitions accounted for as purchase business combinations. Any impairment in the value of such assets could have a material adverse effect on our financial condition and/or results of operations.

  Our Business May Be Threatened By New Laws, Increasing Governing Regulation and Existing Foreign Regulations. Due to the wide variety of national and state proposals currently under consideration and changing foreign regulations, we cannot predict the impact of such proposals or new regulations. Recent federal and certain state legislative proposals have included provisions extending health insurance benefits to employees not presently receiving such benefits. In some of these countries, particularly in Europe, there is significant national and local regulation of flexible staffing services. These laws generally require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. Industry-wide union membership is also a requirement in some countries. Any material change in non-U.S. regulation of flexible staffing services could have a material adverse effect on us. Any material changes in federal, state, local or foreign statutes and/or federal, state, local or foreign government regulations (e.g. the new proposed employment regulations in the United Kingdom) could result in increased costs for us. We cannot assure you that we will be able to increase the fees charged to our clients in a timely manner and sufficient amount to cover such increased costs. We cannot predict whether other legislation or regulations affecting our operations will be proposed or enacted at the federal, state, local or foreign level.

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

  Change in Technology. Our E-solutions business will be negatively affected if we do not keep up with the internet's rapid technological change, evolving industry standards and changing client requirements. Accordingly, the future success of our E-solutions segment will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:
(1) effectively use leading technologies; (2) continue to develop our strategic and technical expertise; (3) influence and respond to emerging industry standards and other technological changes; (4) enhance our current services; (5) develop new services that meet changing customer needs; and (6) advertise and market our services. All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges and our failure to do so could harm our E-solutions business results. In addition to changing technology in our E-solutions segment, changes in technology relating to internet recruiting and human resource outsourcing may adversely impact our other segments of business, particularly our IT platform in our Professional/IT segment.

  Risks Related to the Human Resource and Business Solutions Industry. As a provider of staffing, consulting and solutions services, we place our employees in the workplace of other businesses. Like all employers, our employees can commit acts that would subject us to negative publicity, injunctive orders, or the imposition of fines or damages. Such acts include discrimination, harassment, personal injury and other similar claims. In addition, by providing professional services, such as IT services and solutions, clinical trials and legal services, we are subject to claims for professional malpractice. If an employee fails to follow these policies or if our insurance is inadequate, such actions could materially and adversely affect our business, financial condition and/or results of operations.

  Fluctuations in the Exchange Rate of the U.S. Dollar Could Have a Material Adverse Effect on our Financial Performance, Condition and Results. The functional currency for certain of our foreign subsidiaries is the local currency. The translation from the foreign currency to U.S. dollar is performed for our balance sheet accounts using the exchange rate in effect on the balance sheet date and for income statement accounts using a weighted-average exchange rate. As a result, the currency exchange rate effect of a strong U.S. dollar, particularly in relation to the British pound, could negatively affect our financial performance and results of operations.

  The Current Acceptance of Outsourcing Business Services Could Decrease or Cease. Our business and growth depend in part on the continued acceptance of outsourced business services. Current and potential customers could elect to perform such services with their own employees. A significant decline in the use of outsourced services would have a material adverse effect on our business, financial condition and operating results.

  We Cannot Provide Assurance That Pending Litigation, Which is in a Very Preliminary Stage, Will Not Have Any Material Adverse Impact on Our Operations, Results or Financial Condition. A consolidated complaint was filed against us in the United States District Court for the Eastern District of Arkansas on January 11, 2000, purporting to act on behalf of a class of our stockholders, alleging that the defendants (which, in addition to us, includes one of our executive officer/directors) violated the federal securities laws, and seek unspecified compensatory and other damages. This consolidated complaint relates to five lawsuits filed against us between March 12, 1999 and April 22, 1999 regarding an announcement we made on March 2, 1999. We believe that the consolidated complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending this suit. Nonetheless, because of the very preliminary stage at which such action is presently situated, we cannot provide assurance that the pending litigation will not have a material adverse impact on our operations, results or financial condition.

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

ITEM 2.   PROPERTIES

  We own no real property. We lease our corporate headquarters, as well as space for all of our branch offices. These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities are maintained for storage purposes. We believe that our facilities are adequate for our needs and do not anticipate any difficulty in replacing these facilities or opening additional facilities, if necessary. Our corporate headquarters are leased from a related party with the lease term expiring on June 30, 2009. We have one ten year option to renew this lease following the existing lease ten year term. Our headquarters are located at 234 East Millsap Road, Fayetteville, Arkansas 72703. Our telephone number is (501) 973-6000.

ITEM 3.   LEGAL PROCEEDINGS

  From March 12, 1999 through April 22, 1999, John A. Jennen, Richard A. Watson, Rick W. Johnson, Edward D. LaFrance and Trust Equity Advisors Plus, LLC, each purporting to act on behalf of a class of our stockholders, filed complaints against us in the United States District Court for the Eastern District (in the case of each plaintiff except Mr. LaFrance) and Western District (in the case of Mr. LaFrance) of Arkansas, alleging that StaffMark, one of its officer/directors and one of its officers, violated the federal securities laws, and seeks unspecified compensatory and other damages. By order entered May 6, 1999, the four cases pending in the Eastern District of Arkansas were consolidated into one action, and on July 15, 1999, the LaFrance action in the Western District of Arkansas was transferred to the Eastern District to be consolidated with the other four cases. On November 10, 1999, the Court appointed lead plaintiff and approved lead counsel, and the lead plaintiffs filed their consolidated compliant on January 11, 2000 which supercedes all other complaints. The consolidated complaint names us and one of our officer/directors as defendants. It purports to be filed on behalf of all purchasers of our securities between February 3, 1998 and March 2, 1999, and alleges violations of the federal securities law and seeks unspecified damages. The defendants have until March 31, 2000 to either file an answer to the consolidated complaint or a motion to dismiss the consolidated complaint. The defendants believe that this complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit.

  We also are a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition. We maintain insurance in amounts, with coverages and deductibles, that we believe are reasonable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Price Information

  Our common stock, which has a par value of $.01 per share, trades on the Nasdaq National Market under the symbol "STAF." On March 10, 2000, there were 3,163 holders of record of our common stock. The following table sets forth the range of high and low trading prices for our common stock as reported by the Nasdaq National Market for each quarter in 1998 and 1999 and the first quarter of 2000 through March 10, 2000.


                                             HIGH      LOW
                                            -------  -------
                FISCAL 1998
                -----------
                First Quarter               $41.875  $23.000
                Second Quarter               44.875   32.375
                Third Quarter                37.000   17.000
                Fourth Quarter               24.000   12.750

                FISCAL 1999
                -----------
                First Quarter               $24.625  $ 5.750
                Second Quarter               12.750    6.875
                Third Quarter                12.875    6.938
                Fourth Quarter                8.875    6.125

                FISCAL 2000
                -----------
                First Quarter               $12.063  $ 7.125
                (through March 10, 2000)

Other Stockholder Matters

  We have not paid dividends in the past and intend to retain earnings to finance the expansion and operations of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility (as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes restrictions on our ability to pay dividends, without obtaining the prior written consent of our bank group.

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

  On October 8, 1998, we announced that our Board of Directors had authorized the repurchase of up to $10 million of our common stock on the open market from time to time to fund employee benefit programs like our employee stock purchase program and private acquisitions. Consistent with this announcement, we repurchased 263,310 shares of our common stock for an aggregate purchase price of approximately $3.2 million during the fourth quarter of 1998 and during the 1999 year. In the fourth quarter of 1998, these stock repurchases were as follows: (1) 18,310 shares on October 28, 1998 at $17.63; (2) 25,000 shares on
December 11, 1998 at $21.28; (3) 10,000 shares on December 14, 1998 at $20.81;
(4) 5,000 shares on December 15, 1998 at $21.00; and (5) 10,000 shares on
December 17, 1998 at $20.63. During 1999, our stock repurchases were as follows: (1) 5,000 shares on February 8, 1999 at $17.50; (2) 5,000 shares on February 8, 1999 at $17.44; (3) 10,000 shares on February 11, 1999 at $16.00;
(4) 20,000 shares on February 18, 1999 at $16.75; (5) 10,000 shares on March 3,
1999 at $8.31; (6) 40,000 shares on March 3, 1999 at $8.50; (7) 25,000 shares on
March 16, 1999 at $7.00; (8) 25,000 shares on March 16, 1999 at $6.82; (9) 7,500 shares on March 17, 1999 at $6.69; (10) 7,500 shares on March 17, 1999 at $6.75;
(11) 5,000 shares on March 17, 1999 at $6.94; (12) 10,000 shares on March 18,
1999 at $6.50; (13) 10,000 shares on March 18, 1999 at $6.44; (14) 10,000 shares on May 3, 1999 at $10.00; and (15) 5,000 shares on May 6, 1999 at $10.63.

ITEM 6.   SELECTED FINANCIAL DATA

  In October 1996, at the time of our initial public offering, we acquired Brewer Personnel Services, Inc. and five other staffing companies (we sometimes refer to these entities as the "Founding Companies"). Staff Accounting Bulletin No. 97 issued by the Securities and Exchange Commission required us to designate Brewer Personnel Services, Inc. as the acquirer of the other five Founding Companies for financial reporting purposes. The results of operations for 1996 only include the operations of the other five Founding Companies for the period following their acquisition on October 2, 1996. The financial statements have been restated for the significant pooling-of-interests business combinations. We believe that the "Selected Financial Data" should be read in conjunction with our audited financial statements, notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 10-K.


                                                                     Years Ended December 31,
                                                  ----------------------------------------------------------
                                                     1999         1998        1997        1996        1995
                                                  ----------   ----------   --------    --------     -------
     (In thousands, except per share data)
Statement of Income Data:
 Revenues                                         $1,220,852   $1,014,913   $594,229    $176,194     $81,719
 Cost of services                                    918,574      750,438    443,446     127,571      57,978
                                                  ----------   ----------   --------    --------     -------
 Gross profit                                        302,278      264,475    150,783      48,623      23,741
 Operating expenses:
   Selling, general and administrative               214,824      172,222    107,411      34,203      17,289
   Nonrecurring charges                                2,153       27,336          -           -           -
   Depreciation and amortization                      21,448       14,158      6,347       1,802         824
                                                  ----------   ----------   --------    --------     -------
 Operating income                                 $   63,853   $   50,759   $ 37,025    $ 12,618     $ 5,628
                                                  ==========   ==========   ========    ========     =======
 Interest expense                                     17,419        6,768      1,413       1,390         729
 Net income                                           30,213       18,639     20,400       7,493       3,692

 Basic earnings per share                         $     1.03   $     0.65   $   0.85    $   0.65
 Diluted earnings per share                       $     1.02   $     0.63   $   0.82    $   0.64

                                                                      As of December 31,
                                                  ----------------------------------------------------------
                                                     1999         1998        1997        1996        1995
                                                  ----------   ----------   --------    --------     -------
Balance Sheet Data:
 Working capital                                  $  138,983   $   94,457   $ 49,068    $ 30,412     $ 3,588
 Total assets                                        685,146      580,945    301,170      92,676      31,535
 Long-term debt, including current maturities        300,414      176,700     12,000           -      16,258
 Stockholders' equity                                290,476      260,092    219,673      67,021       5,826

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the "Selected Financial Data," and our audited financial statements and the related notes thereto appearing elsewhere in this 10-K.

Overview

  Our services are provided through three segments: Professional/IT, Commercial and E-solutions. The Professional/IT segment provides staffing, recruitment (placement), consulting, technical support and solutions services primarily in the areas of IT, finance, accounting, pharmaceutical, and legal services. The Commercial segment provides clerical, administrative, call center outsourcing and light industrial staffing services. Our E-solutions segment provides e-commerce software solutions, consulting and web development, as well as outsourcing to help companies convert to an internet business model. Our services are provided through our network of over 320 branch offices located in 32 states and 14 countries including, but not limited to, the United States, the United Kingdom, Australia, Germany, New Zealand, Belgium, Holland, Singapore, and South Africa.

  Revenues are recognized upon the performance of services. In the Commercial and Professional/IT segments, we generally compensate our associates and consultants only for hours actually worked and, therefore, wages of associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, we do have associates and consultants in our

Professional/IT segment and our E-solutions segment that are full-time, salaried employees who are paid even when not engaged in staffing or consulting. Cost of services primarily consists of wages paid to associates and consultants, payroll taxes, workers' compensation, foreign statutory taxes, national insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, IT systems and communications expenses.

  Our operating results include acquisitions accounted for under the purchase method since the effective date of acquisition and have been restated for the significant pooling-of-interests business combinations. During 1998 and 1999, we completed 18 and 3 business combinations, respectively. On November 25, 1998, we completed the acquisition of Robert Walters. Our largest acquisition to date, Robert Walters specializes in placing accounting, finance and IT professionals on a contract, temporary and permanent basis with customers in the finance, commercial and industrial sectors. This acquisition complemented our existing business lines by providing a value-added, high margin international professional services component with a significant presence in the United Kingdom. For the year ended December 31, 1997, Robert Walters had $148.7 million of revenue. The transaction was accounted for as a pooling-of-interests, with 6,687,704 shares of our common stock being issued to the Robert Walters stockholders.

  We incurred $27.3 million in nonrecurring merger costs and one-time charges during 1998 primarily related to our pooling-of-interests business combinations and the reassessment of recoverability of certain assets. Approximately $22.4 million of these nonrecurring merger expenses related to the Robert Walters transaction. These nonrecurring costs consist primarily of professional fees, printing fees, fees of financial advisors, integration expenses including the elimination of redundant offices, severance plans and other contract terminations, pursuant to management's plan of integration, which was completed September 30, 1999. Upon completion of our plan of integration, approximately $828,000, representing an overaccrual of merger and integration expenses relating to the merger with Robert Walters, was reversed into income during September 1999.

  On March 2, 1999, based on a detailed review of January results and an accelerated review of preliminary February results, we announced that a decline in demand from our finance, banking and legal clients and lower growth from IntelliMark's domestic IT staffing business would cause our earnings per share for the first quarter of 1999 and the 1999 year to be lower than the pre-announcement I/B/E/S consensus analyst estimate for each of these periods. In response to this circumstance, we implemented executive and organizational changes at IntelliMark for the purpose of coping with and trying to improve our IT staffing growth rates as well as consolidating administrative functions and building an IT solutions network that complements our business units and core competencies. To focus our efforts in these areas, we slowed down our acquisition program during the balance of 1999.

  During the third quarter of 1999, we recorded restructuring expenses totaling approximately $3.0 million relating to the restructure of our Professional/IT segment. This change arose from management's decision during the third quarter of 1999, to redesign their sales strategy and resulting management organization. Management's plan, which is expected to be completed during the first quarter of 2000, is to separate the sales and management functions between the IT staffing and end-user solutions services. As a result of this plan, approximately 80 employees were severed or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. Additionally, our IT platform in the Professional/IT segment closed 12 offices and implemented a satellite branch structure to serve certain markets where a full branch office was not required. We also implemented a new front-end system throughout the domestic IT offices which altered branch staff requirements and reduced the need for certain positions. As a result of the above, non-recurring expenses of approximately $2.2 million for severance costs, approximately $280,000 for office closing costs, and approximately $457,000 for other costs including legal and travel expenses were recorded. The total expenses of approximately $3.0 million were partially offset by the reversal of the Robert Walters merger and integration accrual of approximately $828,000 discussed above. In addition to costs that have been incurred, the restructure expense also includes future contractual obligations to certain severed employees which extend through September 2001.

  In conjunction with this restructuring plan, in January 2000 management decided to operate its E-solutions business unit as a distinct operating unit as opposed to an integrated component of the Professional/IT segment, as had been originally planned. As a result of this change in operating strategy, management is currently reevaluating its estimated useful life for the intangibles associated with their acquisition of Edgewater Technology, Inc. ("Edgewater"). Prior to the restructure and segmentation, these intangibles were amortized over 30 years since Edgewater was operated as an integral component of the Professional/IT segment. Management has engaged an independent valuation consultant to assist them in determining the appropriate useful life for these intangible assets. The change in useful life will be made effective January 1, 2000 and is expected to result in a material increase in the annual amortization expense over that which would have been recorded based on the previous 30 year life.

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

Financial Information

  The financial information provided below has been rounded in order to simplify its presentation. The percentages below have been calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included in this 10-K.

                                                                         Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                 1999              %        1998           %           1997          %
                                               ----------        -----    ----------      -----      --------      -----
                                                                            (Dollars in Thousands)
Revenues:
    Professional/IT                            $  591,430         48.4    $  542,384       53.4      $252,577       42.5
    Commercial                                    614,405         50.3       472,529       46.6       341,652       57.5
    E-solutions(1)                                 15,017          1.3             -          -             -          -
                                               ----------        -----    ----------      -----      --------      -----
    Total                                       1,220,852        100.0     1,014,913      100.0       594,229      100.0
                                               ----------        -----    ----------      -----      --------      -----
Operating income:
    Professional/IT                                43,163          3.5        51,334        5.1        17,084        2.9
    Commercial                                     35,721          2.9        34,936        3.4        25,137        4.2
    E-solutions(1)                                  3,150          0.3             -          -             -          -
    Corporate                                     (16,028)        (1.3)       (8,175)      (0.8)       (5,196)      (0.9)
                                               ----------        -----    ----------      -----      --------      -----
    Total before nonrecurring                      66,006          5.4        78,095        7.7        37,025        6.2
    charges
    Nonrecurring charges                            2,153          0.2        27,336        2.7             -          -
                                               ----------        -----    ----------      -----      --------      -----
    Total                                          63,853          5.2        50,759        5.0        37,025        6.2

Interest expense and other, net                    17,646          1.4         6,996        0.7           681        0.1
                                               ----------        -----    ----------      -----      --------      -----
Income before income taxes                         46,207          3.8        43,763        4.3        36,344        6.1
Income taxes                                       15,994          1.3        25,124        2.5        15,944        2.7
                                               ----------        -----    ----------      -----      --------      -----
Net income                                     $   30,213          2.5    $   18,639        1.8      $ 20,400        3.4
                                               ----------        -----    ----------      -----      --------      -----
EBITDA                                         $   85,301          7.0    $   64,917        6.4      $ 43,372        7.3
                                               ----------        -----    ----------      -----      --------      -----
Per share amounts:
    Basic earnings                             $     1.03                 $     0.65                 $   0.85
                                               ==========                 ==========                 ========
    Diluted earnings                           $     1.02                 $     0.63                 $   0.82
                                               ==========                 ==========                 ========
    EBITDA                                     $     2.89                 $     2.19                 $   1.75
                                               ==========                 ==========                 ========

Excluding nonrecurring charges:
Net income                                     $   31,434          2.6    $   43,406        4.3      $ 20,400        3.4
                                               ----------        -----    ----------      -----      --------      -----
EBITDA                                         $   87,454          7.1    $   92,253        9.1      $ 43,372        7.3
                                               ----------        -----    ----------      -----      --------      ------
Per share amounts:
    Basic earnings                             $     1.07                 $     1.52                 $   0.85
                                               ==========                 ==========                 ========
    Diluted earnings                           $     1.06                 $     1.47                 $   0.82
                                               ==========                 ==========                 ========
    EBITDA                                     $     2.96                 $     3.11                 $   1.75
                                               ==========                 ==========                 ========

__________
 (1) The revenues and operating income for the E-solutions segment represents activity for the period following the effective date of our E-solutions acquisition in 1999 which was for the period of April 1, 1999 through December 31, 1999.

Results for the Year Ended December 31, 1999 Compared to Results for the Year Ended December 31, 1998

  Revenues. Consolidated revenues increased $205.9 million, or 20.3%, to $1,220.9 million for 1999 compared to $1,014.9 million for 1998. The acquisitions completed during 1999 in the Professional/IT segment accounted for approximately $32.6 million of the increase. Approximately $95.5 million of the increase is the result of recording a full year's operations in 1999 for the companies purchased in the Professional/IT and Commercial segments during 1998, which consists of both internal and acquisition growth.

  Revenues for the Professional/IT segment increased $49.0 million, or 9.0%, to $591.4 million for 1999 compared to $542.4 million for 1998. This increase is primarily the result of acquisitions and internal growth particularly in the expansion of contracting professional and information technology consultants in the United Kingdom and other European locations, as well as in Australia and certain Asian markets. Approximately $12.5 million of the increase results from the full year's operations of the companies acquired during 1998, which consists of both internal and acquisition growth. The Professional/IT companies purchased in 1999 provided approximately $18.9 million of the increase.

  Revenues for the Commercial segment increased $141.9 million, or 30.0%, to $614.4 million for 1999 compared to $472.5 million for 1998. This revenue growth is the result of acquisitions and internal growth. Approximately $83.0 million of the increase results from the full year's operations of the companies purchased during 1998, which consists of both internal and acquisition growth. No Commercial acquisitions were completed during 1999.

  Revenues for the E-solutions segment were $15.0 million in 1999. Our E-solutions segment consists of Edgewater, which was acquired effective April 1, 1999, and as previously mentioned, beginning January 1, 2000 has been managed as a separate unit as a result of the Professional/IT restructuring initiated in the third quarter of 1999. Accordingly, this business unit has been reported as a separate segment.

  Gross Profit. Gross profit increased $37.8 million, or 14.3%, to $302.3 million for 1999 as compared to $264.5 million for 1998. Gross profit as a percentage of revenue decreased from 26.1% for 1998 to 24.8% for 1999. The decrease in gross margin is primarily the result of the faster growth of our commercial staffing segment, which has grown to 50.3% of total revenues in 1999 up from 46.6% in 1998 and the decline in our permanent placement revenues as a percentage of our total consolidated revenues. Our commercial staffing growth was related primarily to the Strategic Resource Group, which targets large accounts that typically bill at lower gross margins than our retail business in exchange for higher volume, and the acquisition of the staffing services division of WorldTec Group International, Inc. which also had lower margins.

  SG&A and EBITDA. Selling, general and administrative expenses ("SG&A") increased $17.4 million, or 8.7%, to $217.0 million for 1999 as compared to $199.6 million for 1998. SG&A as a percentage of revenue decreased from 19.7% in 1998 to 17.8% in 1999. EBITDA increased $20.4 million, or 31.4%, to $85.3 million for 1999 as compared to $64.9 million for 1998. EBITDA as a percentage of revenues was 7.0% for 1999 as compared to 6.4% for 1998. The revenue mix shift and faster growth in the Commercial segment affected the SG&A as a percentage of revenue since Commercial SG&A is significantly lower as a percentage of revenue compared to the Professional/IT and E-solutions segments. SG&A for 1998 includes amounts related to the Robert Walters stock option plan which were compensatory prior to the acquisition but which became subject to fixed plan accounting as of the acquisition date. These compensatory stock option plans resulted in income of $0.7 million in 1998. Excluding this 1998 stock option income, SG&A as a percentage of revenue remained at 19.7%, but EBITDA as a percentage of revenue changed to 6.3%.

  Nonrecurring Charges. During 1998, we incurred $27.3 million in nonrecurring merger costs and one-time charges primarily related to our pooling-of-interests business combinations and the reassessment of recoverability of certain assets. Approximately $22.4 million of these nonrecurring merger expenses related to the Robert Walters transaction. These nonrecurring costs consist primarily of professional fees, printing fees, fees of financial advisors, integration expenses including the elimination of redundant offices, severance plans and other contract terminations. In 1999, the charge for restructuring our IT platform in the Professional/IT segment of approximately $3.0 million was comprised primarily of severance, office closing costs related to management changes, and the redesign of key business processes in our domestic and international IT operations. These restructuring expenses of approximately $3.0 million were offset by the reversal of the Robert Walters merger and integration accrual of approximately $828,000.

  SG&A and EBITDA Excluding Nonrecurring Charges. Exclusive of the 1999 restructuring expenses and the 1998 nonrecurring merger costs as discussed above, SG&A was $214.8 million for 1999 and $172.2 million for 1998. SG&A as a percentage of revenue increased from 17.0% in 1998 to 17.6% in 1999. EBITDA was $87.5 million for 1999 and $92.3 million for 1998. EBITDA as a percentage of revenues was 7.1% for 1999 and 9.1% for 1998.

          Depreciation and Amortization Expense. Depreciation and amortization expense increased $7.3 million, or 51.5%, to $21.4 million for 1999 as compared to $14.2 million for 1998. This increase is primarily attributable to amortization of goodwill associated with our purchase business combinations. Depreciation also increased as a result of continuing development of our corporate infrastructure and information systems network, as well as assets acquired in acquisitions. As previously mentioned, we are currently reevaluating the estimated useful life for the intangibles associated with our acquisition of Edgewater, our E-solutions unit. Prior to the restructure, these intangibles were amortized over 30 years since Edgewater was operated as an integral component of the Professional/IT segment. We have engaged an independent valuation consultant to assist us in determining the appropriate useful life for the intangible assets.

The change in useful life will be made effective January 1, 2000 and is expected to result in a material increase in the annual amortization expense regarding the intangibles in the E-solutions segment over that which would have been recorded based on the previous 30 year life.

  Operating Income. Operating income increased $13.1 million, or 25.8%, to $63.9 million for 1999 compared to $50.8 million for the same period last year. Operating margin was 5.2% for 1999 as compared to 5.0% for 1998. Exclusive of the 1999 restructuring expenses and the 1998 nonrecurring merger costs, operating income was $66.0 million for 1999 and $78.1 million for 1998. Operating margin excluding these costs were 5.4% for 1999 and 7.7% for 1998. Operating margin excluding nonrecurring merger costs declined due to lower gross profit and higher depreciation and amortization expense as discussed above.

  The following operating income discussion at the Professional/IT, Commercial and E-solutions segment levels excludes unallocated corporate SG&A of $16.0 million for 1999 and $8.2 million for 1998. The increase in unallocated corporate SG&A was primarily a result of increased staff health costs associated with our self-insurance plan, increased salaries due to increased corporate headcount, increased rent, utilities and telephone and equipment lease costs associated with our new corporate headquarters and increased professional fees primarily associated with international and domestic tax restructuring and work opportunity tax credit consultation.

  Operating income for the Professional/IT segment decreased $8.2 million, or 15.9%, to $43.2 million in 1999 as compared to $51.3 million in 1998. The operating margin for the Professional/IT segment decreased from 9.5% in 1998 to 7.3% in 1999. Excluding the portion of our IT restructuring recorded at the Professional/IT division during 1999, operating income was $42.0 million with a related operating margin of 7.1%. Negative growth in domestic IT staffing, which we believe was primarily associated with Year 2000 spending patterns experienced by the industry, deferral of non-Year 2000 related development projects, and higher depreciation and amortization expenses were the primary reasons for the decreases in operating income and operating margin.

  Operating income for the Commercial segment increased $0.8 million, or 2.2%, to $35.7 million in 1999 as compared to $34.9 million in the same period last year. Continued growth from our Strategic Resource Group and growth from purchase acquisitions completed during 1998 were the primary factors contributing to the increase in operating income in 1999. The activity from our Strategic Resource Group, which provides customers with dedicated on-site account management, tend to have lower gross margins than traditional temporary staffing services. However, the higher volumes and relatively long-term contracts associated with these relationships have resulted in operating profit growth. The operating margin of the Commercial segment decreased from 7.4% in 1998 to 5.8% in 1999. The decrease in operating margins resulted from lower gross margins due to decreased permanent placement fees and higher revenues from our Strategic Resource Group, as well as higher depreciation and amortization expense. Also contributing to the decrease in operating margins was SG&A incurred during the fourth quarter of 1999 to increase our internal headcount for future growth purposes in this segment. Operating margins have also been affected by the movement of certain support functions from corporate in 1998 to the Commercial segment in 1999.

  Operating income for the E-solutions segment was $3.2 million in 1999. As previously mentioned, this segment was created at the end of 1999 as part of our IT restructure. Results for this segment relate to Edgewater in Wakefield, Massachusetts which was acquired effective April 1, 1999.

  Net Interest Expense. We incurred net interest expense of $17.6 million in 1999 as compared to $7.0 million of interest expense in 1998. Interest expense in all periods is primarily related to borrowings on our Credit Facility (as defined below) to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment.

  Net Income. Net income increased $11.6 million, or 62.1%, to $30.2 million for 1999 as compared to $18.6 million for the same period last year. Net margin was 2.5% for 1999 as compared to 1.8% for 1998. Exclusive of the 1999 restructuring expenses and the 1998 nonrecurring merger costs, net income was $31.4 million for 1999 and $43.4 million for 1998. Net margin excluding these costs was 2.6% for 1999 and 4.3% for 1998.

Results for the Year Ended December 31, 1998 Compared to Results for the Year Ended December 31, 1997

  Revenues. Consolidated revenues increased $420.7 million, or 70.8%, to $1,014.9 million for 1998 compared to $594.2 million for 1997. The acquisitions completed during 1998 in both the Professional/IT and Commercial segments accounted for approximately $265.8 million of the increase. Approximately $115.4 million of the increase is the result of recording a full year's operations in 1998 for the companies purchased during 1997, which consists of both internal and acquisition growth.

  Revenues for the Professional/IT segment increased $289.9 million, or 114.8%, to $542.4 million for 1998 compared to $252.6 million for 1997. This increase is primarily the result of acquisitions and internal growth particularly in the expansion of contracting professional and information technology consultants in the United Kingdom and other European locations, as well as in Australia and certain Asian markets. Approximately $79.7 million of the increase results from the full year's operations of the companies acquired during 1997, which consists of both internal and acquisition growth. The Professional/IT companies purchased in 1998 provided approximately $45.9 million of the increase.

  Revenues for the Commercial segment increased $130.9 million, or 38.3%, to $472.5 million for 1998 compared to $341.7 million for 1997. This revenue growth is the result of acquisitions and internal growth. Commercial acquisitions completed during 1998 accounted for $76.1 million in revenue during 1998. Approximately $35.7 million of the increase results from the full year's operations of the companies purchased during 1997, which consists of both internal and acquisition growth.

  Gross Profit. Gross profit increased $113.7 million, or 75.4%, to $264.5 million for 1998 as compared to $150.8 million for 1997. Gross profit as a percentage of revenue increased from 25.4% in 1997 to 26.1% in 1998. The increase in gross profit and gross profit margin primarily resulted from higher revenues and an increased percentage of revenues being derived from the Professional/IT segment, which generally has higher profit margins than the Commercial segment, in conjunction with an increase in Robert Walters permanent placement revenues in 1998.

  SG&A and EBITDA. SG&A increased $92.1 million, or 85.8%, to $199.6 million in 1998 as compared to $107.4 million in 1997. SG&A as a percentage of revenue increased from 18.1% in 1997 to 19.7% in 1998. EBITDA increased $21.5 million, or 49.7%, to $64.9 million for 1998 as compared to $43.4 million for 1997. EBITDA as a percentage of revenues was 6.4% for 1998 as compared to 7.3% for 1997. SG&A for 1998 and 1997 includes amounts related to the Robert Walters stock option plan which were compensatory prior to the acquisition but which became subject to fixed plan accounting as of the acquisition date. These compensatory stock option plans resulted in income of $0.7 million in 1998 and expense of $4.6 million in 1997.

  Nonrecurring Merger Costs. During 1998, we incurred $27.3 million in nonrecurring merger costs and one-time charges primarily related to our pooling-of-interests business combinations and the reassessment of recoverability of certain assets. Approximately $22.4 million of these nonrecurring merger expenses related to the Robert Walters transaction. These nonrecurring costs consist primarily of professional fees, printing fees, fees of financial advisors, integration expenses including the elimination of redundant offices, severance plans and other contract terminations.

  SG&A and EBITDA Excluding Nonrecurring Charges. Exclusive of the 1998 nonrecurring merger costs discussed above, SG&A was $172.2 million and SG&A as a percentage of revenue was 17.0%. EBITDA was $92.3 million for 1998 and EBITDA as a percentage of revenues was 9.1% for 1998.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased $7.8 million, or 123.1%, to $14.1 million for 1998 as compared to $6.3 million for 1997. This increase is primarily attributable to amortization of goodwill associated with our purchase business combinations. Depreciation also increased as a result of continuing development of our corporate infrastructure and information systems network.

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

  The following operating income discussion at the Professional/IT and Commercial segment levels excludes unallocated corporate SG&A of $8.2 million for 1998 and $5.2 million for 1997.

  Operating income for the Professional/IT segment increased $34.2 million, or 200.4%, to $51.3 million for 1998 as compared to $17.1 million for 1997. The Professional/IT segment benefited from an increase in operating margin from 6.8% in 1997 to 9.5% in 1998 partially as a result of lower compensation expenses related to the Robert Walters compensatory stock options in 1998. The higher margin business involving consulting and solutions services, along with an increase in Robert Walters permanent placement business were the primary reasons for the margin increase. The domestic acquisitions completed during 1998 provided approximately $13.0 million in operating income.

  Operating income for the Commercial segment increased $9.8 million, or 39.0%, to $34.9 million in 1998 as compared to $25.1 million in the same period last year. Continued growth in our existing markets, increases in our strategic alliance agreements as well as the strategic acquisitions completed during 1998 have provided the majority of this growth. Commercial acquisitions completed during 1998 added operating income of approximately $8.1 million. The growth from our strategic alliances, which provide clients with dedicated on-site account management, tend to have lower gross margins than traditional temporary staffing services. However, the higher volumes, comparatively lower operating expenses and relatively long-term contracts associated with these relationships have resulted in operating profit growth and a stable source of revenue. The operating margin of the Commercial segment was 7.4% for both 1997 and 1998.

  Net Interest Expense. We incurred net interest expense of $7.0 million in 1998 as compared to $0.7 million of interest expense in 1997. Interest expense in both periods is primarily related to borrowings on our Credit Facility (as defined below) to fund the cash portion of several of our acquisitions.

  Net Income. Net income decreased $1.8 million, or 8.6% to $18.6 million for 1998 as compared to $20.4 million for 1997. Net margin was 1.8% for 1998 and 3.4% for 1997. Exclusive of the nonrecurring merger costs, net income was $43.4 million for 1998 and net margin was 4.3% for 1998.

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

  In May 1999, we expanded the Credit Facility from $300 million to $325 million. Additionally, during December 1999, we obtained a commitment from two members of our Credit Facility to increase our borrowing capacity for an additional $10.0 million through January 2000 as a buffer for unexpected Year 2000 issues. This $10 million borrowing increase was not utilized by us. On March 31, 2000, the maximum amount of borrowings under the Credit Facility is scheduled to revert back to $300 million. The $300 million portion of the Credit Facility matures in August 2003. The Credit Facility is secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first tier foreign subsidiaries. Interest on any borrowings is computed at our option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on our operating leverage ratios. We pay a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varies based on our operating leverage ratios. We had net borrowings on the Credit Facility of approximately $123.1 million in 1999 and $164.7 million in 1998. The majority of these funds were used to pay the cash consideration for several of our acquisitions and for general corporate purposes. As of March 10, 2000, $293.9 million was outstanding on the Credit Facility.

  In 1998, we entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. These swaps did not have a material impact on recorded interest expense during the periods presented. At December 31, 1999, these swaps had a fair market value of approximately $1.5 million which is not reflected in our year-end balance sheet.

  Net cash provided by operating activities was $4.8 million in 1999, $6.5 million in 1998 and $16.7 million in 1997. The net cash provided by operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities. Excluding $16.3 million in nonrecurring costs paid during 1999, net cash provided by operating activities was $21.1 million.

  Net cash used in investing activities was $135.4 million in 1999, $165.8 million in 1998 and $135.0 million in 1997. Cash used in investing activities in 1998 and 1999 was primarily attributable to cash paid for acquisitions completed during these years and for additional contingent consideration paid for acquisitions completed during 1997 and 1998. In 1997, cash used in investing activities was primarily related to consideration paid for our acquisitions.

  Net cash provided by financing activities was $122.9 million in 1999, $166.0 million in 1998 and $107.4 million in 1997. Cash provided by financing activities in 1998 and 1999 was primarily related to borrowings under our Credit Facility to finance several of the acquisitions and contingent consideration payments completed during these years. Cash provided by financing activities in 1997 was primarily attributable to the proceeds from a secondary offering of our common stock and borrowings under our Credit Facility to finance several of our acquisitions. These 1997 proceeds were partially offset by the repayment of borrowings under our Credit Facility with proceeds from the secondary offering.

  Our combined cash and cash equivalents decreased $7.8 million in 1999, increased $6.7 million in 1998 and decreased $10.9 million in 1997 as a result of the foregoing factors.

  We believe that our cash flows from operations and borrowings available under the Credit Facility will provide sufficient liquidity for our existing operations. However, if we make any acquisitions or there is a slowdown in the economy or our business is adversely influenced by other factors, we may need to seek additional financing through the public or private sale of equity or debt securities or request our bank group to increase the Credit Facility. See "Special Note Regarding Forward Looking Statements." There can be no assurance that we could secure such financing, if and when it is needed, or on terms we deem acceptable. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, acquisition plans, public or private offerings of debt or equity securities and borrowing availability under the Credit Facility.

Year 2000 Compliance

  The Year 2000 issue was the result of computer programs (whether related to IT systems or non-IT systems) being written using two digits rather than four digits to define the applicable year. There were concerns that computer programs with time sensitive software might recognize a date using "00" as the Year 1900 rather than the Year 2000. During 1999, we assembled a Year 2000 compliance team to address these compliance matters company-wide. As part of this project and consistent with our operating strategy, we implemented one primary front office software package (Caldwell-Spartin) in a majority of our Commercial offices. In a majority of our Professional/IT offices, we implemented one primary search and retrieval software package (EZ Access) and one primary front office software package (MAS 90). In addition, we selected and implemented the PeopleSoft system for our back office, administrative and accounting systems. All of these software systems had the ability to process transactions with dates for the Year 2000 and beyond at no incremental cost and, accordingly, Year 2000 costs with respect to these software systems had no material impact on our financial condition or results of operations.

  As to non-IT systems and vendor services, other than banking relationships and utilities (which includes electrical power, water and related items), there is no single system or vendor service that is material to our operations. As to banking needs, our banking relationships are primarily with large national and international financial institutions which addressed their own Year 2000 compliance procedures and certified their compliance to us. Certain of our utility vendors certified their Year 2000 compliance to us. Our contingency plan ensured that we had back-up utility sources necessary to maintain the critical information systems at our corporate headquarters. Utility failures at our branch offices or the inability of our customers to operate, which did not occur, could have had a material adverse effect on our revenue sources and could have disrupted our customers' payment cycle. We also worked with our customers to address the Year 2000 issues that could have affected our business. The costs of our Year 2000 compliance project for each matter individually and all matters in the aggregate were not material to our financial condition or results of operations.

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

Recent Accounting Pronouncements

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." As a result, SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133 was issued to establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. StaffMark has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We entered into interest rate swap agreements during 1998. Under the terms of these agreements, we are obligated to pay interest on a notional amount to the extent that the fixed rate under the interest rate swap agreements exceeds the London interbank offered rate, as measured pursuant to the agreements. Furthermore, we will receive interest to the extent that the London interbank offered rate exceeds the aforementioned fixed rate. Interest received as a result of these agreements has been netted against interest expense in our financial statements. The amounts related to the interest rate swap agreements as of and for the year ended December 31, 1999 were as follows:

          Notional     Fixed     LIBOR     Interest   Estimated
           Amount      Rate       Rate     Revenue    Fair Value        Maturity
           -------     -----     -----     -------    ----------        --------
                                     (In Thousands)

           $20,000     4.865%    6.184%        $84          $586    October 2001
            20,000     4.823%    6.219%         63           671    October 2001
            20,000     4.835%    6.125%         71           285   November 2000

   Our involvement with derivative financial instruments is limited to the interest rate swap agreements discussed above. We entered into these agreements as hedges against increases in interest rates which would increase the cost of its variable rate borrowings under our Credit Facility. Conversely, we are exposed to the risk that the cost of those borrowings would be higher than the amount computed under our Credit Facility should interest rates decline. In addition, we are exposed to credit risk in the event of non-performance by the bank facilitating these agreements but has no off-balance-sheet risk of accounting loss related to these agreements. At December 31, 1999, we had no open foreign currency derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (a)  Consolidated Financial Statements: The following consolidated financial
       ---------------------------------
       statements are included in this 10-K:

                                                                            Page
                                                                            ----
           Report of Independent Public Accountants                          25

           Covered by the Report of Independent Public Accountants:
           Consolidated Balance Sheet at December 31, 1999 and 1998          26
           Consolidated Statements of Income for the Years Ended
              December 31, 1999, 1998, and 1997                              27
           Consolidated Statements of Stockholders' Equity at
              December 31, 1999, 1998, and 1997                              28
           Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1999, 1998, and 1997                              29
           Notes to Consolidated Financial Statements                        30

  (b)  Not Covered by Report of Independent Public Accountants:
       -------------------------------------------------------

           Supplementary Quarterly Financial Information                     44

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of StaffMark, Inc.:

  We have audited the accompanying consolidated balance sheets of StaffMark, Inc. and subsidiaries (the "Company", a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StaffMark, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                         ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
   January 28, 2000.

                                STAFFMARK, INC.
                                ---------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                (In Thousands)

                                                                              December 31,
                                                                          -------------------
                                                                            1999       1998
                                                                          --------   --------
                                   ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                $  3,718   $ 12,811
 Accounts receivable, net                                                  191,192    155,796
 Deferred income taxes                                                       5,987      2,569
 Prepaid expenses and other                                                 17,036     10,063
                                                                          --------   --------
   Total current assets                                                    217,933    181,239
PROPERTY AND EQUIPMENT, net                                                 29,043     22,449
INTANGIBLE ASSETS, net                                                     435,387    375,682
OTHER ASSETS                                                                 2,783      1,575
                                                                          --------   --------
                                                                          $685,146   $580,945
                                                                          ========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                 $ 40,982   $ 35,068
 Payroll and related liabilities                                            26,139     40,309
 Reserve for workers' compensation claims                                    9,627      8,087
 Income taxes payable                                                        2,202      3,318
                                                                          --------   --------
   Total current liabilities                                                78,950     86,782
LONG-TERM DEBT                                                             300,414    176,700
OTHER LONG-TERM LIABILITIES                                                  6,222     52,737
DEFERRED INCOME TAXES                                                        9,084      4,634
COMMITMENTS AND CONTINGENCIES (Notes 15 through 17)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; no shares issued or outstanding                -          -
 Common stock, $.01 par value; 29,401,022 and 29,083,379 shares issued
  and outstanding as of December 31, 1999 and 1998, respectively               294        291
 Paid-in capital                                                           216,279    214,271
 Retained earnings                                                          76,476     46,263
 Accumulated other comprehensive income                                     (2,573)      (733)
                                                                          --------   --------
   Total stockholders' equity                                              290,476    260,092
                                                                          --------   --------
                                                                          $685,146   $580,945
                                                                          ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                STAFFMARK, INC.
                                ---------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                     (In Thousands, Except Per Share Data)

                                                                                   Fiscal Years
                                                                 ----------------------------------------------
                                                                    1999              1998              1997
                                                                 ----------        ----------       -----------
SERVICE REVENUES                                                 $1,220,852        $1,014,913       $   594,229
COST OF SERVICES                                                    918,574           750,438           443,446
                                                                 ----------        ----------       -----------
       Gross profit                                                 302,278           264,475           150,783
OPERATING EXPENSES:
   Selling, general and administrative                              214,824           172,222           107,411
   Depreciation and amortization                                     21,448            14,158             6,347
   Non-recurring charges                                              2,153            27,336                 -
                                                                 ----------        ----------       -----------
           Operating income                                          63,853            50,759            37,025
OTHER INCOME (EXPENSE):
   Interest expense                                                 (17,419)           (6,768)           (1,413)
   Other, net                                                          (227)             (228)              732
                                                                 ----------        ----------       -----------
           Income before provision for income taxes                  46,207            43,763            36,344
PROVISION FOR INCOME TAXES                                           15,994            25,124            15,944
                                                                 ----------        ----------       -----------
           Net income                                            $   30,213        $   18,639       $    20,400
                                                                 ==========        ==========       ===========

BASIC EARNINGS PER SHARE                                         $     1.03        $     0.65       $      0.85
                                                                 ==========        ==========       ===========

DILUTED EARNINGS PER SHARE                                       $     1.02        $     0.63       $      0.82
                                                                 ==========        ==========       ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                STAFFMARK, INC.
                                ---------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                 (In Thousands)

                                                                                                    Accumulated
                                                     Common Stock                                      Other
                                                    ----------------      Paid-in     Retained      Comprehensive
                                                    Shares    Amount      Capital     Earnings         Income          Total
                                                    -------   -------    ---------    ---------     -------------    ---------
BALANCE, December 31, 1996                           19,598      $196     $ 60,067      $ 6,424           $   334     $ 67,021
 Dividends declared                                       -         -            -       (1,552)                -       (1,552)
 Issuance of common stock, net of
   offering costs                                     4,013        40      102,536            -                 -      102,576
 Business combinations                                3,354        34       25,687         (138)                -       25,583
 Issuances of common stock related to
   employee stock plans                                  69         -        1,512            -                 -        1,512
 Effect of compensatory stock options                     -         -        4,630            -                 -        4,630
 Comprehensive income:
   Net income                                             -         -            -       20,400                 -       20,400
   Foreign currency translation
     adjustments                                          -         -            -            -              (496)        (496)
                                                     ------      ----     --------      -------           -------     --------
        Comprehensive income                              -         -            -       20,400              (496)      19,904
                                                     ------      ----     --------      -------           -------     --------
BALANCE, December 31, 1997                           27,034       270      194,432       25,134              (162)     219,674
 Dividends declared                                       -         -            -         (693)                -         (693)
 Business combinations                                1,770        18       17,978        3,183                 -       21,179
 Issuances of common stock related to
   employee stock plans                                 347         4        3,980            -                 -        3,984
 Repurchase of stock                                    (68)       (1)      (1,373)           -                 -       (1,374)
 Effect of compensatory stock options                     -         -         (746)           -                 -         (746)
 Comprehensive income:
   Net income                                             -         -            -       18,639                 -       18,639
   Foreign currency translation
     adjustments                                          -         -            -            -              (571)        (571)
                                                     ------      ----     --------      -------           -------     --------
        Comprehensive income                              -         -            -       18,639              (571)      18,068
                                                     ------      ----     --------      -------           -------     --------
BALANCE, December 31, 1998                           29,083       291      214,271       46,263              (733)     260,092
 Business combinations                                  171         2        2,284            -                 -        2,286
 Issuances of common stock related to
   employee stock plans                                 342         3        1,578            -                 -        1,581
 Repurchase of stock                                   (195)       (2)      (1,854)           -                 -       (1,856)
 Comprehensive income:
   Net income                                             -         -            -       30,213                 -       30,213
   Foreign currency translation
     adjustments                                          -         -            -            -            (1,840)      (1,840)
                                                     ------      ----     --------      -------           -------     --------
        Comprehensive income                              -         -            -       30,213            (1,840)      28,373
                                                     ------      ----     --------      -------           -------     --------
BALANCE, December 31, 1999                           29,401      $294     $216,279      $76,476           $(2,573)    $290,476
                                                     ======      ====     ========      =======           =======     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                STAFFMARK, INC.
                                ---------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                 (In Thousands)

                                                                           Fiscal Years
                                                                ----------------------------------
                                                                   1999        1998        1997
                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $  30,213   $  18,639   $  20,400
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                 21,448      14,158       6,347
     Provision for bad debts                                        2,480       1,634         896
     Deferred income taxes                                          1,668       4,889      (1,432)
     Write-down of certain assets                                       -       2,708           -
     Effect of compensatory stock options                               -        (746)      4,630
     Other, net                                                      (426)       (974)       (339)
     Change in operating accounts,
       net of effects of acquisitions:
         Accounts receivable                                      (30,550)    (40,726)    (24,192)
         Prepaid expenses and other                                (6,558)     (2,554)     (1,963)
         Other assets                                              (1,592)      2,327         (44)
         Accounts payable and accrued liabilities                  18,955       6,047       5,782
         Payroll and related liabilities                          (14,495)     16,080       4,990
         Payment of nonrecurring merger expenses                  (16,305)     (9,261)          -
         Reserve for workers' compensation claims                   1,251       1,504         226
         Income taxes payable                                      (1,699)     (3,708)      1,392
         Other long-term liabilities                                  381      (3,514)        (16)
                                                                ---------   ---------   ---------
           Net cash provided by operating activities                4,771       6,503      16,677
                                                                ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of businesses, net of cash acquired                   (123,708)   (155,552)   (127,895)
 Capital expenditures                                             (11,709)    (10,240)     (7,061)
                                                                ---------   ---------   ---------
           Net cash used in investing activities                 (135,417)   (165,792)   (134,956)
                                                                ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net of offering costs                        -           -     102,576
 Proceeds from borrowings                                         416,844     290,890      63,350
 Payments on borrowings                                          (293,130)   (126,190)    (58,203)
 Distributions to stockholders                                          -        (693)     (1,552)
 Proceeds from employee stock plans                                 1,581       3,984       1,512
 Repurchases of stock                                              (1,856)     (1,374)          -
 Deferred financing costs                                            (585)       (601)       (284)
                                                                ---------   ---------   ---------
           Net cash provided by financing activities              122,854     166,016     107,399
                                                                ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (7,792)      6,727     (10,880)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND
 CASH EQUIVALENTS                                                  (1,301)       (571)       (496)
CASH AND CASH EQUIVALENTS, beginning of period                     12,811       6,655      18,031
                                                                ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                        $   3,718   $  12,811   $   6,655
                                                                =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                                  $  17,413   $   5,647   $   1,222
                                                                =========   =========   =========
 Income taxes paid                                              $  17,108   $  28,269   $  13,986
                                                                =========   =========   =========
 Non-cash transactions:
   Notes payable issued in business combination                 $       -   $  16,117   $       -
                                                                =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                STAFFMARK, INC.
                                ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  NATURE OF BUSINESS:
    ------------------

  StaffMark, Inc. ("StaffMark" or the "Company") is a global provider of diversified staffing, information technology ("IT"), professional, consulting and solutions services to businesses, professional and service organizations and governmental agencies. As of December 31, 1999, StaffMark operated over 320 offices in 32 states and 14 countries and provided staffing in the Commercial and Professional/Information Technology ("Professional/IT") and E-solutions service lines. The Company extends trade credit to customers representing a variety of industries. There are no individual customers that accounted for more than 5% of the Company's service revenues in any of the periods presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

Principles of Consolidation -

  The consolidated financial statements include the accounts of StaffMark, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents -

  The Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment -

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

Intangible Assets -

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

  In conjunction with management's restructuring plan described more fully in
Note 4, in January 2000, management decided to operate its E-solutions business unit as a distinct operating unit as opposed to an integrated component of the Professional/IT segment, as had been originally planned. As a result of this change in operating strategy, management is currently reevaluating its estimated useful life for the intangibles associated with their acquisition of Edgewater Technology, Inc. ("Edgewater"). Prior to the restructure and segmentation, these intangibles were amortized over 30 years since Edgewater was operated as an integral component of the Professional/IT segment. Management has engaged an independent valuation consultant to assist them in determining the appropriate useful life for these intangible assets. The change in useful life will be made effective January 1, 2000 and is expected to result in a material increase in the annual amortization expense over that which would have been recorded based on the previous 30 year life.

Workers' Compensation -

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

Revenue Recognition -

 Service revenues are recognized as income at the time staffing services are provided.

Income Taxes -

  Income taxes have been provided based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred income taxes using the liability method. Deferred income taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. Deferred income taxes are recognized for the tax consequences of such temporary differences by applying currently enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

Foreign Currency Translation -

  The functional currency for certain of the Company's foreign subsidiaries is their local currency. The translation from the foreign currency to U.S. dollars is performed for balance sheet accounts using the exchange rate in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. The gains or losses resulting from such translations are included in the accompanying consolidated statements of stockholders' equity.

Derivative Financial Instruments -

  The Company's policy is to use financial derivatives only to manage exposure to fluctuations in interest and foreign currency exchange rates. Gains and losses realized and premiums paid on interest rate hedges and foreign currency options are deferred and amortized to expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument is settled.

Fair Value of Financial Instruments -

  StaffMark's financial instruments include cash and cash equivalents and its debt obligations. Management believes that these financial instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

Impairment of Long-Lived Assets -

  StaffMark regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation is performed pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. During 1998, the Company recognized an impairment in the goodwill associated with its physical/occupational therapy staffing unit as more fully described in Note 4.

Stock Options -

  During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages all companies to recognize compensation expense based on the fair value, at grant date, of instruments issued pursuant to stock-based compensation plans. SFAS No. 123 requires the fair value of the instruments granted, which is measured pursuant to the provisions of the statement, to be recognized as compensation expense over the vesting period of the instrument. However, the statement also allows companies to continue to measure compensation costs for these instruments using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies electing to account for stock-based compensation plans pursuant to the provisions of APB No. 25 must make pro forma disclosures of net income as if the fair value method defined in SFAS No. 123 had been applied. StaffMark has elected to account for stock options under the provisions of APB No. 25 and has included the disclosures required by SFAS No. 123 in Note 13.

Use of Estimates -

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

Other Comprehensive Income -

  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," in its financial statements for all periods presented. Other comprehensive income consists of foreign currency translation gains and losses and has been included in the accompanying consolidated statements of stockholders' equity.

Recent Accounting Pronouncements -

  The FASB recently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." As a result, SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 was issued to establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. StaffMark has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

Classification of Prior Year Balances -

  Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.

3.  BUSINESS COMBINATIONS:
    ---------------------

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

The Company has completed the following business combinations:


                     Purchase Business Combinations         Pooling-of-Interests
                  --------------------------------------  ---------------------------
                   Number of       Consideration Paid      Number of
                                ------------------------
      Year        Transactions   Cash   Notes   Shares    Transactions  Shares Issued
      ----        ------------  ------  -----  ---------  ------------  -------------
                                             (In Millions)
      1999             3        $ 86.8  $   -    201,695        -              -
      1998            11         117.0   16.1    572,135        7       9,030,976
      1997            18         132.5      -  1,691,911        2         347,083

   In addition to the purchase prices disclosed above, certain of these acquisition agreements include provisions for the payment of additional consideration, which is contingent upon the achievement of certain performance measures of the businesses acquired. During 1999, the Company paid consideration totaling $36.6 million in cash and 5,000 shares of common stock pursuant to these arrangements. During 1998, the Company paid consideration totaling $36.9 million in cash and 169,434 shares of common stock pursuant to these arrangements. In 1999, the Company also cancelled 35,986 shares that had been put in escrow for certain companies acquired during 1998. As of December 31, 1998, the Company had accrued approximately $31.6 million related to these arrangements. These amounts have been reported as other long-term liabilities in the accompanying consolidated balance sheets. Any additional consideration to be paid for acquisitions completed prior to December 31, 1999 will be immaterial to the accompanying financial statements.

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

Pro Forma Operating Results -

   In addition to Robert Walters, the Company acquired 17 staffing and professional service companies during 1998. The 1998 acquisitions of Strategic Legal Resources, Inc., Progressive Personnel Resources, Inc. and WorldTec Group International, Inc. were considered significant. These 1998 acquisitions are referred to as the "Acquisitions." The unaudited consolidated results of operations on a pro forma basis as though the Acquisitions had been acquired as of the beginning of 1998 are presented below. The pro forma information presented below does not reflect the reductions in salaries that certain owners of the Acquisitions agreed to in connection with their acquisition. The remaining 1998 and 1999 acquisitions were not significant, individually or in the aggregate, and, therefore, have not been included in the following pro forma presentation.


                                         Fiscal Years
                                   ------------------------
                                       1999         1998
                                   ------------  ----------
                                         (In Thousands)
     Revenues                        $1,220,852  $1,083,979
                                     ==========  ==========
     Net income                      $   29,780  $   24,501
                                     ==========  ==========
     Basic earnings per share        $     1.02  $     0.85
                                     ==========  ==========
     Diluted earnings per share      $     1.01  $     0.82
                                     ==========  ==========

4.   NON-RECURRING MERGER AND INTEGRATION EXPENSES AND PROVISIONS TO REDUCE THE
     --------------------------------------------------------------------------
     CARRYING VALUE OF CERTAIN ASSETS:
     --------------------------------

   During the fourth quarter of 1998, the Company recorded merger and integration expenses totaling approximately $24.6 million related to the merger with Robert Walters and other pooling-of-interests transactions completed during 1998. Included in these costs were approximately $13.3 million for professional and financial advisors' fees, approximately $10.8 million related to integration expenses and approximately $500,000 for severance and employee-related expenses. Integration expenses consisted primarily of costs related to office closings and contract terminations pursuant to management's plan of integration, which was completed by September 30, 1999. Substantially all costs associated with severance had been incurred as of December 31, 1998.

   Upon completion of management's plan of integration, approximately $828,000, representing an overaccrual of merger and integration expenses relating to the merger with Robert Walters, was reversed into income during September 1999. The following is a summary of the Company's merger and integration accrual:

                                               (In Thousands)

      Total merger and integration expenses     $ 24,626
      Cash outlays                                (9,261)
                                                --------
      Accrual at December 31, 1998                15,365
      Cash outlays                               (14,537)
      Reversal of excess accrual                    (828)
                                                --------
      Accrual at December 31, 1999              $      -
                                                ========

   In 1998, the Company recorded a non-cash charge of $1.4 million to write down the carrying value of goodwill due to its plan to discontinue or dispose of its physical/occupational therapy staffing unit. In conjunction with renegotiating its credit facility, the Company also recorded a non-cash charge of $1.3 million to write-off deferred financing costs related to its previously outstanding debt.

   During the third quarter of 1999, the Company recorded restructuring expenses totaling approximately $3.0 million relating to the restructure of the Company's Professional/IT segment. This charge arose from management's decision, during the third quarter of 1999, to redesign their sales strategy and resulting management organization. Management's plan, which is expected to be completed during the first quarter of 2000, is to separate their sales and management functions between the IT staffing and end-user solutions services. As a result of this plan, approximately 80 employees were severed or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. Additionally, the Company's IT platform in the Professional/IT segment closed 12 offices and implemented a satellite branch structure to serve certain markets where a full branch office was not required. The Company also implemented a new front-end system throughout the domestic IT offices which altered branch staff requirements and reduced the need for certain positions. As a result of the above, expenses of approximately $2.2 million for severance costs, approximately $280,000 for office closing costs, and approximately $457,000 for other costs including legal and travel expenses have been recorded. The total expenses of approximately $3.0 million were partially offset by the reversal of the Robert Walters merger and integration accrual of approximately $828,000 discussed above. In addition to costs that have been incurred, the restructuring expense also includes future contractual obligations to certain severed employees which extend through September 2001. The following is a summary of the Company's restructuring accrual, which has been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet:

                                                  (In Thousands)

    Total restructuring expenses                      $ 2,981
    Cash outlays                                       (1,768)
                                                      -------
    Accrual at December 31, 1999                      $ 1,213
                                                      =======

5.   ACCOUNTS RECEIVABLE:
     -------------------

   Included in accounts receivable are unbilled amounts totaling approximately $29.6 million and $18.7 million at December 31, 1999 and 1998, respectively. StaffMark maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying consolidated financial statements.

   The following are the changes in the allowances for doubtful accounts:


                                                                                                Fiscal Years
                                                                                --------------------------------------------
                                                                                   1999              1998            1997
                                                                                ----------        ----------       ---------
                                                                                               (In Thousands)
     Balance at beginning of year                                                $3,648            $ 1,868           $   625
     Increases relating to acquisitions                                             125              1,188               862
     Provision for bad debts                                                      2,480              1,634               896
     Charge-offs, net of recoveries                                                (757)            (1,042)             (515)
                                                                                 ------            -------           -------
     Balance at end of year                                                      $5,496            $ 3,648           $ 1,868
                                                                                 ======            =======           =======

6.   PROPERTY AND EQUIPMENT:
     ----------------------

   Components of property and equipment are as follows as of December 31:

                                                                                                          1999      1998
                                                                                                        --------  -------
                                                                                                          (In Thousands)
     Furniture, fixtures and equipment                                                                  $19,415   $15,135
     Computer equipment and software                                                                     22,450    18,299
     Leasehold improvements                                                                               2,320     3,102
                                                                                                        -------   -------
                                                                                                         44,185    36,536
     Less accumulated depreciation and amortization                                                      15,142    14,087
                                                                                                        -------   -------
                                                                                                        $29,043   $22,449
                                                                                                        =======   =======

   Depreciation and amortization expense related to property and equipment for the years ended December 31, 1999, 1998 and 1997, totaled approximately $6.8 million, $4.4 million and $2.9 million, respectively.

7.    INTANGIBLE ASSETS:
      ------------------

   Intangible assets consisted of the following as of December 31:

                                        1999      1998
                                      --------  --------
                                        (In Thousands)
     Goodwill                         $459,107  $387,187
     Other                               4,375     3,139
                                      --------  --------
                                       463,482   390,326
     Less accumulated amortization      28,095    14,644
                                      --------  --------
                                      $435,387  $375,682
                                      ========  ========

   Amortization expense related to intangible assets for the years ended December 31, 1999, 1998 and 1997, totaled approximately $14.7 million, $9.8 million and $3.4 million, respectively.

8.   DEBT:
     ----

   The Company has a credit facility (the "Credit Facility") with a consortium of banks used for working capital and other general corporate purposes, including acquisitions. As of December 31, 1999 and 1998, maximum borrowings pursuant to the Credit Facility were limited to approximately $325.0 million and $250.0 million, respectively. Additionally, during December 1999, the Company obtained a commitment from two members of its Credit Facility to increase its borrowing capacity for an additional $10.0 million through January 2000. These increased borrowings were not utilized by the Company. On March 31, 2000, the maximum amount of borrowings under the Credit Facility is scheduled to revert back to $300 million. The remaining $300 million of the Credit Facility matures on August 20, 2003. Interest on any borrowings is computed using the Company's option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on the Company's operating leverage ratios. As of December 31, 1999, the Company is required to pay a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varies based on the Company's operating leverage ratios. As of December 31, 1999, this fee was 0.25% of the total amount of the Credit Facility. As of December 31, 1998, the Company was required to pay quarterly commitment fees equal to 0.20%-0.25% of the unused portion of the total revolving credit commitment.

   The Credit Facility requires compliance with certain financial ratios and other operational covenants. The Company was in compliance with all covenants at December 31, 1999. The Credit Facility is secured by all of the issued and outstanding capital stock of the Company's domestic subsidiaries and 65% of the issued and outstanding capital stock of the Company's first tier foreign subsidiaries. As of December 31, 1999 and 1998, debt outstanding under the Credit Facility consisted of the following:

                                                                     1999          1998
                                                                  ------------  -----------
                                                                       (In Thousands)
     Borrowings on Credit Facility.  Interest payable monthly
        at a variable rate which averaged 6.53% and 6.59%
        during the years ended December 31, 1999 and 1998,
        respectively.  Matures on August 20, 2003.                  $300,414    $176,700
                                                                    ========    ========

9.   FINANCIAL INSTRUMENTS:
     ---------------------

   The Company entered into interest rate swap agreements during 1998. Under the terms of these agreements, the Company is obligated to pay interest on a notional amount to the extent that the fixed rate under the interest rate swap agreements exceeds the LIBOR rate, as measured pursuant to the agreements. Furthermore, the Company will receive interest to the extent that the LIBOR rate exceeds the aforementioned fixed rate. Interest received as a result of these agreements has been netted against interest expense in the accompanying consolidated statements of income. The amounts related to the interest rate swap agreements as of and for the year ended December 31, 1999 were as follows:

               Notional  Fixed  LIBOR  Interest  Estimated
                Amount   Rate    Rate   Revenue   Fair Value  Maturity
               --------  -----  -----  --------  -----------  ---------
                                   (In Thousands)
               $20,000   4.865% 6.184%      $84         $586  October 2001
                20,000   4.823% 6.219%       63          671  October 2001
                20,000   4.835% 6.125%       71          285  November 2000

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

10.  INCOME TAXES:
     ------------

   The provision for income taxes consisted of the following for the years ended December 31:


                                    1999     1998     1997
                                   -------  -------  -------
                                   (In Thousands)
     Current:
      Federal                     $ 9,935  $13,168   $11,081
      State                           934    1,839     1,963
      Foreign                       3,457    5,228     4,333
                                  -------  -------   -------
                                   14,326   20,235    17,377
                                  -------  -------   -------
     Deferred:
      Federal                       1,392    4,228    (1,225)
      State                           131      590      (208)
      Foreign                         145       71         -
                                  -------  -------   -------
                                    1,668    4,889    (1,433)
                                  -------  -------   -------
                                  $15,994  $25,124   $15,944
                                  =======  =======   =======

   The components of deferred income tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                                                           1999     1998
                                                          -------  -------
                                                           (In Thousands)

  Deferred income tax assets:
   Workers' compensation reserves                          $ 3,782   $2,499
   Allowance for doubtful accounts                           2,028    1,092
   Accrued vacation                                          1,129    1,019
   Non-compete and deferred compensation agreements            184    1,133
   Other                                                       475      147
                                                           -------   ------
    Total deferred income tax assets                         7,598    5,890
  Deferred income tax liabilities:
   Change in income tax accounting method from cash
    to accrual basis in conjunction with termination of
    S Corporation status                                     1,427    3,139
   Depreciation and amortization                             9,268    4,745
   Other                                                         -       71
                                                           -------   ------
    Total deferred income tax liabilities                   10,695    7,955
                                                           -------   ------
                                                           $ 3,097   $2,065
                                                           =======   ======

   Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 1999 and 1998:


                                1999                  1998
                        --------------------  --------------------
                        Current   Long-term   Current   Long-term
                        --------  ----------  --------  ----------
                                      (In Thousands)
   Assets               $  7,414   $     184   $ 5,708     $   182
   Liabilities            (1,427)     (9,268)   (3,139)     (4,816)
                         -------     -------   -------     -------
                        $  5,987   $  (9,084)  $ 2,569     $(4,634)
                         =======     =======   =======     =======

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

   The differences in income taxes determined by applying the statutory federal tax rate of 35% for 1999, 1998 and 1997, to income before income taxes and the amounts recorded in the accompanying consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 result from the following:

                                               1999                1998              1997
                                        ------------------  ------------------  ---------------
                                         Amount     Rate     Amount     Rate     Amount   Rate
                                        --------  --------  --------  --------  --------  -----
                                                              (In Thousands)
     Tax at statutory rate              $16,172      35.0%  $15,317      35.0%  $12,720   35.0%
     Add (deduct):
      State income taxes, net of
       federal tax benefit                  707       1.5     1,597       3.7     1,106    3.0
      Foreign taxes                      (2,626)     (5.7)      142       0.3     1,549    4.3
      Merger and integration expense          -         -     6,694      15.3         -      -
      Non-deductible amortization         1,021       2.2       888       2.0       478    1.3
      Other, net                            720       1.6       486       1.1        91    0.3
                                        -------   -------   -------   -------   -------   ----
                                        $15,994      34.6%  $25,124      57.4%  $15,944   43.9%
                                        =======   =======   =======   =======   =======   ====

11.  WORKERS' COMPENSATION:
     ---------------------

   StaffMark is self-insured for certain workers' compensation claims and is regulated by various state-administered workers' compensation insurance commissions. StaffMark has purchased insurance for claims which exceed certain thresholds and is required in certain states to maintain letters of credit to cover any potential unpaid claims. At December 31, 1999 and 1998, these letters of credit totaled approximately $6.3 million and $5.2 million, respectively.

12.  EMPLOYEE BENEFIT PLANS:
     ----------------------

   The Company maintains several defined contribution employee benefit plans, some of which allow eligible employees to defer a portion of their income through contributions to the plans. Contributions by StaffMark to the various plans were approximately $1.6 million, $1.2 million and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   In May 1997, the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") which grants employees the right to purchase shares of the Company's common stock at a price equal to the lower of 85% of the market value on the date of purchase or the beginning of the calendar quarter of the purchase. Purchases under the Stock Purchase Plan are limited to 10% of the respective employees' compensation and do not impact the Company's reported net income.

13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS:
     --------------------------------------

Common Stock -

   The Company's stockholders had authorized 200 million shares of common stock and 10 million shares of preferred stock for issuance as of December 31, 1999 and 1998, respectively. Common shares outstanding as of December 31, 1997 include 7,895,699 shares which represent the equivalent common shares issued for pooling-of-interests business combinations that were completed during 1998.

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

Dividends -

   During the years ended December 31, 1998 and 1997, Robert Walters made distributions to its shareholders prior to the merger totaling $0.7 million and $1.6 million, respectively. StaffMark has not historically paid any dividends on its common stock and intends to continue this practice for the foreseeable future.

Stock Options -

   In October 1999, StaffMark's Board of Directors amended StaffMark's 1996 Stock Option Plan (the "Plan") to increase the maximum number of shares of StaffMark's common stock that may be issued under the Plan from 12% to 15% of the total number of shares of common stock outstanding. Options granted under the Plan generally become 40% vested after two years and then vest 20% in each of the next three years. Under the Plan, the exercise price of the option equals the market value of StaffMark's common stock on the date of the grant, and the maximum term for each option is 10 years.

   Robert Walters maintained three stock option plans for its employees, all of which required compensatory accounting treatment under APB No. 25. Total compensation (income)/expense recognized related to Robert Walters stock option plans was $(0.7) million and $4.6 million for the years ended December 31, 1998 and 1997, respectively. These amounts have been included in selling, general and administrative expenses in the accompanying consolidated statements of income and reflected as adjustments to paid-in capital in the accompanying consolidated statements of stockholders' equity.

   Robert Walters options became fully vested on the effective date of the merger and 245,903 equivalent StaffMark options had been exercised as of December 31, 1999. A summary of StaffMark's stock option activity is as follows:

                                                     Weighted
                                                      Average
                                      Shares Under   Price Per
                                         Option        Share
                                      -------------  ---------
    Outstanding, December 31, 1996       1,247,373        8.97
      Granted                            1,081,371       19.82
      Exercised                            (37,539)       0.74
      Forfeited                           (184,982)       8.85
                                         ---------      ------
    Outstanding, December 31, 1997       2,106,223       14.70
      Granted                            1,107,786       21.23
      Exercised                           (155,963)       2.85
      Forfeited                           (180,563)      14.58
                                         ---------      ------
    Outstanding, December 31, 1998       2,877,483       17.86
      Granted                            1,588,335        8.19
      Exercised                            (53,486)       5.33
      Forfeited                           (747,983)      16.84
                                         ---------      ------
    Outstanding, December 31, 1999       3,664,349      $14.06
                                         =========      ======

     Options exercisable were 1,039,030 as of December 31, 1999; 797,082 as of December 31, 1998; and 136,842 as of December 31, 1997. The following is a summary of stock options outstanding as of December 31, 1999:

                        Options Outstanding                                Options Exercisable
        -------------------------------------------------------------  ---------------------------
                                                         Weighted                     Weighted
                                    Weighted Average     Average                      Average
        Options       Range of         Remaining      Exercise Price    Options    Exercise Price
      Outstanding  Exercise Prices   Life In Years      Per Share     Exercisable    Per Share
      -----------  ---------------  ----------------  --------------  -----------  --------------
          789,191    $2.13 - $8.00         9.0            $ 6.89          95,991       $ 4.47
        1,344,997     8.01 - 12.00         7.7             10.21         408,141        11.98
          887,907     12.01- 24.00         7.6             15.95         301,600        15.14
          592,504     24.01- 36.00         7.2             27.43         226,538        26.83
           49,750     36.01- 40.75         7.7             38.68           6,760        38.85
        ---------                          ---            ------       ---------       ------
        3,664,349                          7.8            $14.06       1,039,030       $15.61
        =========                          ===            ======       =========       ======

   As discussed in Note 2, StaffMark has elected to account for its stock options under the provisions of APB No. 25. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of income other than the compensation (income)/expense recognized related to Robert Walters stock option plans for the periods prior to the merger discussed above. Pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect StaffMark's pro forma net income for the years ended December 31, 1999, 1998 and 1997, as if the fair value method of accounting prescribed by SFAS No. 123 had been used. In preparing the pro forma disclosures, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

                                                         Fiscal Years
                                                ----------------------------
                                                  1999      1998      1997
                                                --------  --------  --------
    Weighted average risk-free interest rate       6.34%     4.55%     5.25%
    Dividend yield                                    0%        0%        0%
    Weighted average expected life              5 years   5 years   5 years
    Expected volatility                              80%       58%       51%

   Using these assumptions, the fair value of the noncompensatory stock options granted during the years ended December 31, 1999, 1998 and 1997 was approximately $8.7 million, $12.0 million and $9.5 million, respectively. The weighted average fair value per share of noncompensatory options granted during 1999, 1998 and 1997 was $5.64, $14.60 and $10.97, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions above and the straight-line amortization method over the vesting period, net income would have been reduced to the following pro forma amounts:

                                                     Fiscal Years
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
                                         (In Thousands, Except Per Share Data)
          Net income:
              As reported                    $30,213      $18,639      $20,400
                                             =======      =======      =======
              Pro forma                      $28,616      $17,103      $18,950
                                             =======      =======      =======
          Basic earnings per share:
              As reported                    $  1.03      $  0.65      $  0.85
                                             =======      =======      =======
              Pro forma                      $  0.98      $  0.60      $  0.79
                                             =======      =======      =======
          Diluted earnings per share:
              As reported                    $  1.02      $  0.63      $  0.82
                                             =======      =======      =======
              Pro forma                      $  0.97      $  0.58      $  0.76
                                             =======      =======      =======

14.  EARNINGS PER SHARE:
     ------------------

   In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming the exercise of all outstanding stock options having exercise prices less than the average market price of the Company's common shares. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                        1999         1998        1997
                                                    ------------  ----------  -----------
                                                    (In Thousands, Except Per Share Data)
    Basic earnings per share:
      Net income applicable to common shares             $30,213     $18,639      $20,400
                                                         =======     =======      =======

      Weighted average common shares outstanding          29,280      28,593       24,009
                                                         =======     =======      =======

      Basic earnings per share of common stock           $  1.03     $  0.65      $  0.85
                                                         =======     =======      =======

    Diluted earnings per share:
      Net income applicable to common shares             $30,213     $18,639      $20,400
                                                         =======     =======      =======

      Weighted average common shares outstanding          29,280      28,593       24,009
      Dilutive effect of stock options                       246       1,034          773
                                                         -------     -------      -------
      Weighted average common shares, assuming
        dilutive effect of stock options                  29,526      29,627       24,782
                                                         =======     =======      =======

      Diluted earnings per share of common stock         $  1.02     $  0.63      $  0.82
                                                         =======     =======      =======

   Options to purchase approximately 2.1 million shares of common stock at prices ranging from $11.38 to $40.75 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares. These options, which expire ten years from the date of issue, were still outstanding as of December 31, 1999. Options to purchase 316,850 shares of common stock at prices ranging from $29.125 to $40.750 per share were outstanding during 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common shares.

15.  RELATED PARTY TRANSACTIONS:
     --------------------------

   StaffMark has entered into agreements with certain stockholders, officers and employees of the Company to lease certain parcels of land and buildings used in the Company's operations. Rent expense related to these facilities totaled approximately $551,000, $609,000 and $644,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Annual future minimum payments required under these leases are included in the table in Note 17 and are summarized as follows:

               Fiscal Years            Amount
               --------------      --------------
                                   (In Thousands)
                   2000                  $  709
                   2001                     707
                   2002                     707
                   2003                     707
                   2004                     744
                Thereafter                3,514
                                         ------
                                         $7,088
                                         ======

   Included in other current assets as of December 31, 1999 and 1998 are advances to certain officers and employees totaling $457,000 and $460,000, respectively. Also included in other current assets as of December 31, 1999 and 1998 is a note receivable from a stockholder totaling $1,000,000 which bears interest at 6.5% and is payable in annual installments through maturity on February 28, 2002.

16.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

   From March 12, 1999 through April 22, 1999, several stockholders filed complaints against the Company seeking unspecified compensatory and other damages by alleging that the Company violated the federal securities laws relating to an announcement by the Company on March 2, 1999. All of the complaints have been consolidated into an amended complaint that was filed in the United States District Court for the Eastern District of Arkansas on January 11, 2000. Although the outcome is uncertain, the Company believes that these complaints are without merit and denies all of the allegations of wrongdoing and are vigorously defending the suits. Accordingly, no provisions have been made in the accompanying financial statements related to this matter.

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

17.  NONCANCELABLE OPERATING LEASES:
     ------------------------------

   StaffMark leases office space and certain equipment under noncancelable operating leases. As discussed in Note 15, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

               Fiscal Years            Amount
               ------------        -------------
                                   (In Thousands)
                   2000               $11,965
                   2001                 9,134
                   2002                 6,404
                   2003                 4,571
                   2004                 2,943
                Thereafter              6,613
                                      -------
                                      $41,630
                                      =======

   Rent expense, including amounts paid to related parties, was approximately $13.6 million, $11.1 million and $4.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

18.  SEGMENT INFORMATION:
     -------------------

   In 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. The Company has adopted the provisions of SFAS No. 131 for the year ended December 31, 1999 and has also presented below the required segment information for the years ended December 31, 1998 and 1997.

   As a result of management's restructuring plan in late 1999, as discussed in
Note 4, management determined that its E-solutions business was fundamentally different than the other components of its Professional/IT segment and began managing the E-solutions segment as an autonomous business unit beginning in 2000. Accordingly, in January 2000, management began disaggregating the results of the Company's E-solutions business unit and reviewing those results separately. These operations had previously been included in the Company's Professional/IT segment.

   StaffMark segments its operations based upon differences in services provided. The Company's Commercial segment provides clerical and light industrial staffing services in the United States. The Company's Professional/IT segment provides staffing, consulting, technical and support services primarily in the areas of finance, accounting, information technology and legal services in the United States, the United Kingdom, Australia and ten other foreign countries. The Company's E-solutions segment provides e-commerce software solutions, consulting and development services. The "corporate" column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other non-recurring expenses not allocated to the segments.

   The accounting policies used in measuring segment assets and operating results are the same as those described in Note 2. The Company evaluates performance of the segments based on segment operating income, excluding corporate overhead, non-recurring and unusual items. The Company does not have any significant intersegment sales or transfers.

   The results of the Company's business segments as of and for the years ending December 31 are as follows:

                                   Professional/
                                    Information                                        Consolidated
                                    Technology    Commercial  E-solutions  Corporate      Totals
                                   -------------  ----------  -----------  ----------  ------------
                                                            (In Thousands)
1999
Total service revenues                  $591,430    $614,405      $15,017   $      -     $1,220,852
Earnings before interest, taxes
 depreciation and amortization            53,864      42,719        4,044    (15,326)        85,301
Depreciation and amortization             11,890       6,998          894      1,666         21,448
Operating income                          41,974      35,721        3,150    (16,992)        63,853
Capital expenditures                       4,014       2,415          113      5,167         11,709
Total assets                             382,153     224,672       44,934     33,387        685,146

1998
Total service revenues                  $542,384    $472,529      $     -   $      -     $1,014,913
Earnings before interest, taxes
 depreciation and amortization            60,211      39,058            -    (34,352)        64,917
Depreciation and amortization              8,877       4,122            -      1,159         14,158
Operating income                          51,334      34,936            -    (35,511)        50,759
Capital expenditures                       3,176       1,290            -      5,774         10,240
Total assets                             324,854     191,032            -     65,059        580,945

1997
Total service revenues                  $252,577    $341,652      $     -   $      -     $  594,229
Earnings before interest, taxes
 depreciation and amortization            19,951      27,889            -     (4,468)        43,372
Depreciation and amortization              2,867       2,750            -        730          6,347
Operating income                          17,084      25,139            -     (5,198)        37,025
Capital expenditures                       2,685       1,999            -      2,377          7,061
Total assets                             193,990      97,690            -      9,490        301,170


Revenues by Country                1999        1998       1997
                                ----------  ----------  --------
                                         (In Thousands)
 United States                  $  931,638  $  755,891  $445,461
 United Kingdom                    221,978     202,769   135,778
 Australia                          51,609      45,503     5,408
 Other                              15,627      10,750     7,582
                                ----------  ----------  --------
Total revenues                  $1,220,852  $1,014,913  $594,229
                                ==========  ==========  ========

Property and Equipment
    by Country                      1999        1998      1997
     (In Thousands)             ----------  ----------  --------
 United States                  $   25,056  $   18,081  $  9,597
 United Kingdom                      2,664       2,909     3,321
 Australia                             474         499       563
 Other                                 849         960       834
                                ----------  ----------  --------
Total property and equipment    $   29,043  $   22,449  $ 14,315
                                ==========  ==========  ========

Supplementary Quarterly Financial Information
---------------------------------------------

                                                                         1999
                           ----------------------------------------------------------------------------------------------
                                1/st/ Quarter        2/nd/ Quarter   3/rd/ Quarter        4/th/ Quarter            Total
                           ---------------------- ---------------- ---------------- ------------------- -----------------
Service Revenues                    $280,312,516    $304,271,877     $319,154,609         $317,112,649     $1,220,851,651
Gross Profit                          68,945,484      78,254,761       80,090,112           74,987,773        302,278,130
Net Income                             6,407,207      10,759,204        7,821,953            5,224,652         30,213,016
Basic Earnings Per Share            $       0.22    $       0.37     $       0.27         $       0.18     $         1.03
Diluted Earnings Per Share          $       0.22    $       0.37     $       0.27         $       0.18     $         1.02

                                                                         1998
                           ----------------------------------------------------------------------------------------------
                                1/st/ Quarter       2/nd/ Quarter    3/rd/ Quarter        4/th/ Quarter            Total
                           ---------------------- --------------- ----------------- -------------------- ----------------
Service Revenues                    $214,550,199    $243,155,342     $264,268,227         $292,939,157     $1,014,912,925
Gross Profit                          54,913,559      65,280,094       70,083,391           74,197,615        264,474,659
Net Income                             7,207,266      11,020,563       12,105,798          (11,694,198)        18,639,429
Basic Earnings Per Share            $       0.26    $       0.39     $       0.42         $      (0.41)    $         0.65
Diluted Earnings Per Share          $       0.25    $       0.37     $       0.41         $      (0.40)    $         0.63

                                                                             1997
                           ----------------------------------------------------------------------------------------------
                                1/st/ Quarter       2/nd/ Quarter      3/rd/ Quarter        4/th/ Quarter          Total
                           ---------------------- ---------------- ---------------- -------------------- -----------------
Service Revenues                    $ 96,014,910    $137,974,503     $166,036,351         $194,203,209     $  594,228,973
Gross Profit                          24,497,291      35,387,127       41,209,179           49,689,596        150,783,193
Net Income                             3,191,585       5,541,511        4,933,291            6,733,411         20,399,798
Basic Earnings Per Share            $       0.15    $       0.25     $       0.20         $       0.25     $         0.85
Diluted Earnings Per Share          $       0.14    $       0.24     $       0.19         $       0.24     $         0.82

                                            First Quarter 1997                                   First Quarter 1998
                           --------------------------------------------------     --------------------------------------------------
                                                   Pooling                                              Pooling
                               Per Form 10-Q      Adjustment       Restated       Per Form 10-Q       Adjustment        Restated
                           ------------------- --------------- --------------     ----------------  --------------- ----------------
Service Revenues                $ 63,863,741    $ 32,151,169     $ 96,014,910      $146,812,968     $   67,737,231     $214,550,199
Gross Profit                      14,024,688      10,472,603       24,497,291        35,991,309         18,922,250       54,913,559
Net Income                         2,131,249       1,060,336        3,191,585         5,666,646          1,540,620        7,207,266
Basic Earnings Per Share        $       0.16    $      (0.01)    $       0.15      $       0.29     $        (0.03)    $       0.26
Diluted Earnings Per Share      $       0.16    $      (0.02)    $       0.14      $       0.28     $        (0.03)    $       0.25

                                            Second Quarter 1997                                  Second Quarter 1998
                           --------------------------------------------------     -------------------------------------------------
                                                    Pooling                                            Pooling
                               Per Form 10-Q       Adjustment      Restated       Per Form 10-Q       Adjustment         Restated
                           ------------------- --------------- --------------     ----------------  --------------- ----------------
Service Revenues                $ 96,123,410    $ 41,851,093     $137,974,503      $174,913,328     $   68,242,014     $243,155,342
Gross Profit                      21,447,448      13,939,679       35,387,127        44,585,333         20,694,761       65,280,094
Net Income                         3,451,944       2,089,567        5,541,511         7,029,933          3,990,630       11,020,563
Basic Earnings Per Share        $       0.24    $       0.01     $       0.25      $       0.34     $         0.05     $       0.39
Diluted Earnings Per Share      $       0.23    $       0.01     $       0.24      $       0.33     $         0.04     $       0.37


                                 Third Quarter 1997                                          Third Quarter 1998
                           ------------------------------------------------------- -------------------------------------------------
                                                       Pooling                                              Pooling
                                 Per Form 10-Q       Adjustment        Restated        Per Form 10-Q       Adjustment     Restated
                           ---------------------- ---------------- --------------- -------------------- --------------- ------------
Service Revenues                    $121,557,009     $44,479,342     $166,036,351      $195,960,227     $68,308,000    $264,268,227
Gross Profit                          26,919,590      14,289,589       41,209,179        50,602,391      19,481,000      70,083,391
Net Income                             4,886,812          46,479        4,933,291         9,143,070       2,962,728      12,105,798
Basic Earnings Per Share            $       0.28     $     (0.08)    $       0.20      $       0.41     $      0.01    $       0.42
Diluted Earnings Per Share          $       0.28     $     (0.09)    $       0.19      $       0.40     $      0.01    $       0.41


                                               Fourth Quarter 1997                                  Fourth Quarter 1998
                           ------------------------------------------------------- -------------------------------------------------
                                                      Pooling                                              Pooling
                                 Per Form 10-Q      Adjustment        Restated        Per Form 10-Q       Adjustment    Restated
                           --------------------- --------------- ----------------- ------------------ --------------- --------------
Service Revenues                 $139,233,032     $54,970,177     $194,203,209         $292,939,157     $        -    $292,939,157
Gross Profit                       32,889,316      16,800,280       49,689,596           74,197,615              -      74,197,615
Net Income                          5,773,324         960,087        6,733,411          (11,694,198)             -     (11,694,198)
Basic Earnings Per Share         $       0.30     $     (0.05)    $       0.25         $      (0.41)    $        -    $      (0.41)
Diluted Earnings Per Share       $       0.29     $     (0.05)    $       0.24         $      (0.40)    $        -    $      (0.40)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements or changes in our independent accountants since our inception.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     Some information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the Securities and Exchange Commission rules before April 30, 2000.

     (a) The information called for by Item 10 of Form 10-K for the identification of directors and executive officers of the Company is included below and in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2000, under the caption "Election of Directors - Nominees for Election -- Other Named Executive Officers."

     (b) The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption "Stock Ownership - Section 16 (a) Beneficial Ownership Reporting Compliance" in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2000.

Directors and Executive Officers

               NAME                        AGE                           POSITION
-------------------------------------  ----------  ---------------------------------------------------
Clete T. Brewer (1)..................      34      Chairman and Chief Executive Officer; Director
Stephen R. Bova......................      53      President and Chief Operating Officer; Director
Terry C. Bellora (1).................      53      Chief Financial Officer
W. David Bartholomew.................      43      President - Commercial Staffing Segment; Director
Gordon Y. Allison....................      40      Executive Vice President - General Counsel
Steven E. Schulte(1).................      37      Executive Vice President - Administration; Director
Janice Blethen.......................      56      President - ClinForce, Inc.; Director
William J. Lynch(2)(3)...............      57      Director
R. Clayton McWhorter(2)(3)(4)........      66      Director
Charles A. Sanders, M.D.(2)(4).......      68      Director
Bob L. Martin(3)(4)..................      51      Director

_________
(1)  Member of the Acquisition Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.
(4)  Member of the Nominating Committee.

     Clete T. Brewer was one of our co-founders in March 1996 and served until September 1999 as our President and Chief Executive Officer and since September 1999 as our Chairman and Chief Executive Officer. Mr. Brewer has been a Director since the inception of our Company. Mr. Brewer also co-founded Brewer Personnel Services, Inc. in July 1988 and served since April 1994 as its President, Chief Executive Officer. From July 1988 to April 1994, Mr. Brewer served as Vice President and a Director of Brewer Personnel Services, Inc.

     Stephen R. Bova became our President, Chief Operating Officer and a Director in September 1999. Prior to joing us, Mr. Bova served as the Managing Director of International Operations for Intelligroup, Inc., an information technology company, from 1998 to 1999. From 1996 to 1998, Mr. Bova served as President of the Global Banking Division for Electronic Data Systems. From 1986 to 1996, Mr. Bova was with ALLTEL Information Systems, the information systems division of ALLTEL Corp., where he founded their International Division, later becoming President of the Wireless Telecommunications Division, then President of the Global Financial Division.

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

     W. David Bartholomew is our President - Commercial staffing segment and has been one of our Directors since October 1996. From October 1996 to June 1998, Mr. Bartholomew served as Executive Vice President -- Eastern Operations for the Commercial segment. Prior to joining us, Mr. Bartholomew had served as Secretary/Treasurer and Principal of HRA, Inc. since August 1993. From 1991 through August 1993, Mr. Bartholomew was President of Cobble Personnel of Nashville.

     Gordon Y. Allison became our Executive Vice President - General Counsel in June 1997. Prior to joining us, Mr. Allison served as the Vice President -- General Counsel of Pace Industries, Inc. from February 1995 to May 1997. Beginning in May 1992, Mr. Allison practiced law at the firm of Giroir, Gregory, Holmes & Hoover LLC in Little Rock, Arkansas and was a partner from January 1994 until his employment with Pace Industries, Inc. From 1990 to 1992, Mr. Allison was a special counsel in the Division of Corporation Finance at the SEC in Washington, D.C. and from 1988 to 1990 he was a staff attorney in the Division of Corporate Finance of the SEC. Mr. Allison is a certified public accountant and worked at Arthur Andersen LLP prior to attending law and graduate business school. Mr. Allison received his Masters of Laws in Securities Regulation and Taxation from the Georgetown University Law School. Prior to attending the Georgetown University Law School, Mr. Allison received his Juris Doctor from the University of Arkansas School of Law and his Masters of Business Administration from the University of Arkansas School of Business.

     Steven E. Schulte is our Executive Vice President - Administration and has been one of our Directors since October 1996. Prior to joining us, Mr. Schulte had been employed by Prostaff Personnel Services, Inc. since August 1987 and served as its President and Chief Executive Officer since June 1992.

     Janice Blethen is our President - ClinForce, Inc., which is our clinical trial support services platform, and has been one of our Directors since October 1996. Prior to joining us, Ms. Blethen had served as the Chief Executive Officer of The Blethen Group since its inception in 1975. Ms. Blethen is a Certified Personnel Consultant.

     William J. Lynch has been one of our Directors since the completion of our initial public offering. Mr. Lynch is a Managing Director of Capstone Partners, LLC, a venture capital firm. From October 1989 to March 1996, Mr. Lynch was a partner of the law firm of Morgan, Lewis & Bockius LLP. Mr. Lynch also serves as a director of Coach USA, Inc., a publicly traded motorcoach services company.

     R. Clayton McWhorter has been one of our Directors since the completion of our initial public offering. In 1996, Mr. McWhorter founded and serves as Chairman and Chief Executive Officer of Clayton Associates, LLC and as Chairman of Life Trust America, LLC. Mr. McWhorter is a member of the Board of Directors of Columbia/HCA Healthcare Corporation, a public company, and served as its Chairman of the Board from April 1995 to May 1996. Mr. McWhorter served as Chairman, President and Chief Executive Officer of Healthtrust, Inc. from 1987 to April 1995 and served as President and Chief Operating Officer of Hospital Corporation of America from 1985 to 1987. In addition, Mr. McWhorter is a director of Suntrust Bank - Nashville, a subsidiary of a publicly traded company, and is a director of Corrections Corporation of America, a publicly traded company.

     Charles A. Sanders, M.D. has been one of our Directors since the completion of our initial public offering. Dr. Sanders is retired from Glaxo, Inc. where he served as Chief Executive Officer from 1989 through 1994 and Chairman from 1992 through 1995. Dr. Sanders currently serves as Chairman of The Commonwealth Fund and Project HOPE and serves on the Board of Trustees of the University of North Carolina at Chapel Hill. Dr. Sanders is also a director of Pharmacopia, Inc., Scios, Inc., Vertex Pharmaceuticals, Incorporated, Magainin Pharmaceuticals, Inc., Trimeris, Inc., Kendle International, Inc., Genentech, Inc. and Biopure Corp. which are all publicly traded companies.

     Bob L. Martin has been one of our Directors since September 1999. From 1993 to 1999, Mr. Martin was President and Chief Executive Officer of Wal-Mart International, the international division of Wal-Mart Stores, Inc. Prior to his position as President and Chief Executive Officer of Wal-Mart International, Mr. Martin served nine years as the Chief Information Officer of Wal-Mart Stores, Inc. Mr. Martin is also a director for Students in Free Enterprise, SABRE Group Holdings, Inc., and Santa Clara University. Mr. Martin is a member of the Council of the Americas and serves on the Executive Advisory Board of the University of Arkansas.

Other Corporate Officers

     Donald A. Marr, Jr. is the Chief Operating Officer - Commercial staffing segment. Prior to joining us, Mr. Marr had been employed by Brewer Personnel Services, Inc. since 1990 and had served as Brewer Personnel Services, Inc.'s Vice President of Operations since October 1993. Mr. Marr is 36 years old.

     Benjamin Anderson is the President of IntelliMark. Prior to becoming IntelliMark's Chief Operating Officer, Mr. Anderson had served as an Executive Director of Robert Walters plc since 1994. Mr. Anderson joined Robert Walters in 1989 and since that time has been primarily responsible for the Robert Walters IT recruitment business in the United Kingdom and Australia. Prior to joining Robert Walters, Mr. Anderson had worked for Accountancy Placements Pty, a specialist accountancy recruitment consultancy in Australia since 1987. Mr. Anderson is 37 years old.

     John Willett is the Executive Vice President - IT Solutions for IntelliMark. Prior to becoming Executive Vice President - IT Services for IntelliMark, Mr. Willett had been employed as the General Manager for IntelliMark's business unit in Dallas, Texas since August 1997. Prior to joining IntelliMark, Mr. Willett was employed by IBM from 1979 to 1997 and served as a Global Solutions Executive from 1996 to 1997. Mr. Willett is 43 years old.

     Randall E. Grigg became Vice President - Corporate Development in November 1998. Prior to becoming Vice President - Corporate Development, Mr. Grigg served as our Director of Mergers and Acquisitions since his initial employment with us in August 1997. Prior to joining us, Mr. Grigg was a Director of Business Development at Koch Industries in Wichita, Kansas. Prior to joining Koch Industries, Mr. Grigg was an Assistant Vice President with the Leveraged Finance Unit of Boatmen's Bank in St. Louis, Missouri. Mr. Grigg received his Masters in Business Administration from Northwestern University and his degree in Business Administration from the University of Missouri. Mr. Grigg is 31 years old.

     Kathleen McComber became our Vice President --Human Resources in March 1997. Prior to joining us, Ms. McComber was Vice President - Client Services of Express Human Resources from October 1996 to February 1997. From April 1989 to October 1996, Ms. McComber was Corporate Services Executive of Acxiom Corporation. Prior to joining Acxiom Corporation, Ms. McComber was employed sixteen years for M.M. Cohn with five years of sales experience and eleven years in human resource management. Ms. McComber obtained her degree in Education from the University of Arkansas at Little Rock and obtained a Masters in Management from Webster University in St. Louis, Missouri. Ms. McComber is 44 years old.

     J. Kevin Brown became our Vice President -- Corporate Information Technology Systems in October 1998 and joined us as our Director of Information Systems in November 1996. Before joining us, Mr. Brown was a Principal Architect with Sybase Professional Services from March 1993 to November 1996. Prior to joining Sybase, Mr. Brown was a Systems Engineer with Electronic Data Systems in Plano, Texas in the Commercial Insurance, Banking, Corporate Systems and Retail business units. Mr. Brown received his degree in Information Systems and Quantitative Business Analysis from Baylor University. Mr. Brown is 33 years old.

     Alex Stallings became Chief Accounting Officer in November 1999 and has served as Vice President of Corporate Accounting and Finance since October 1998. Mr. Stallings joined us as our Controller in August 1996. Prior to joining us, Mr. Stallings was the Chief Financial Officer of Maxwell Staffing, Inc. from June 1995 to August 1996. Prior to joining Maxwell Staffing, Inc., Mr. Stallings was an audit manager with Coopers & Lybrand L.L.P., in Tulsa, Oklahoma. Mr. Stallings received his degree in Business Administration from Baylor University and is a certified public accountant. Mr. Stallings is 33 years old.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K for management remuneration is incorporated herein by reference to the material under the caption "Compensation of Outside Directors and the Named Executive Officers" in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of Form 10-K for the security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers" in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2000.

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

     (a)  3.  See "Exhibit Index" on the following pages

     (b)      Reports on Form 8-K during the fourth quarter of 1999.

              1.  None.

     (a)  3.  Exhibits

                                 EXHIBIT INDEX


              Exhibit
               Number                                               Description
              --------                                              -----------
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

              Exhibit
               Number                                               Description
              --------                                              -----------
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

                3.3           Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Filed herewith).

              Exhibit
               Number                                               Description
              --------                                              -----------
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

                4.2           Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

               10.1           StaffMark, Inc. 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to the
                              Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

               10.2           Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company's Registration
                              Statement on Form S-1 (File No. 333-07513)).

               10.3           Employment Agreement between the Company and Terry C. Bellora (Incorporated by reference from
                              Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

               10.4           Employment Agreement among the Company, Brewer Personnel Services, Inc. and Clete T. Brewer.
                              (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form
                              S-1 (File No. 333-15059))./1/

               10.5           Employment Agreement among the Company, Brewer Personnel Services, Inc. and Jerry T. Brewer.
                              (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form
                              S-1 (File No. 333-15059))./1/

               10.6           Employment Agreement among the Company, Prostaff and Steven E. Schulte.  (Incorporated by
                              reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No.
                              333-15059))./1/

               10.7           Employment Agreement among the Company, Maxwell Staffing, Inc. and John H. Maxwell, Jr.
                              (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form
                              S-1 (File No. 333- 15059))./1/

               10.8           Employment Agreement among the Company, Maxwell Staffing, Inc. and Mary Sue Maxwell.
                              (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form
                              S-1 (File No. 333-15059))./1/

               10.9           Employment Agreement among the Company, HRA, Inc. and W. David Bartholomew.  (Incorporated by
                              reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No.
                              333-15059))./1/

               10.10          Employment Agreement among the Company, HRA, Inc. and Ted Feldman. (Incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-15059))./1/

               10.11          Employment Agreement among the Company, First Choice Temporary Staffing, Inc. and William T.
                              Gregory.  (Incorporated by reference from Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-15059))./1/

               10.12          Employment Agreement among the Company, The Blethen Group, Inc. and Janice Blethen.
                              (Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form
                              S-1 (File No. 333-15059))./1/

               10.13          Employment Agreement by and between the Company and Gordon Y. Allison dated June 23,

------------------------------
/1/ This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K Pursuant to Item 14(c).

              Exhibit
               Number                                               Description
              --------                                              -----------
                              1997 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended
                              June 30, 1997, filed with the SEC on July 28, 1997)./1/

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

               10.17          The Company's 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-29689))./1/

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

               10.22          Amended and Restated Credit Agreement dated March 9, 1998, by and among the Company, the lenders named therein (the "Lenders") and Mercantile Bank National Association ("Mercantile"),
                              as agent on behalf of the Lenders1. (Incorporated by reference from Exhibit 10.22 from the
                              Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the
                              SEC on May 7, 1998).

               10.23          First Amendment to the Amended and Restated Credit Agreement dated March 16, 1998, by and among the Company, the Lenders and Mercantile, as agent on behalf of the Lenders1.  (Incorporated by reference from Exhibit 10.23 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).

               10.24          The Company's Amended and Restated 1996 Stock Option Plan1. (Incorporated by reference

------------------------------
/2/ This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K Pursuant to Item 14(c).

       Exhibit
       Number                                      Description
       ------                                      -----------
                 from Exhibit 10.24 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7,
                 1998).

        10.25    The Company's 1997 Employee Stock Purchase Plan, as amended.
                 (Incorporated by reference from Exhibit 10.25 from the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998)1.

        10.26    The Company's Stock Election Plan for Non-Employee Directors1.
                 (Incorporated by reference from Exhibit 10.26 from the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998.)

        10.27    The Company's Non-Qualified 401(K) Plan1. (Incorporated by reference from Exhibit 10.27 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7,
                 1998.)

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

        10.29    Third Amended and Restated Credit Agreement dated January 20, 1999 by and among StaffMark, Inc., Robert Walters plc, Robert Walters Tristar
                 pty ltd., the lenders named therein (the "Lenders"), The First
                 National Bank of Chicago, as syndication agent on behalf of Lenders,
                 Mercantile Bank National Association, as administrative agent on behalf of Lenders, Bank of America National Trust and Saving
                 Association, Credit Lyonnais New York Branch, Fleet National Bank and
                 First Union National Bank, as co-agents on behalf of the Lenders
                 (Incorporated by reference from the Company's Quarterly Report on Form
                 10-Q for the quarter ended March 31, 1999, filed with the SEC on May
                 13, 1999).

        10.30    First Amendment to Third Amended and Restated Credit Agreement dated
                 May 6, 1999, by and among StaffMark, Inc., Robert Walters plc, Robert
                 Walters Tristar pty ltd., the lenders named therein (the "Lenders"),
                 The First National Bank of Chicago, as syndication agent on behalf of the Lenders, Mercantile Bank National Association, as administrative agent on behalf of the Lenders, and Bank of America National Trust and
                 Savings Association, Credit Lyonnais New York Branch, Fleet National
                 Bank and First Union National Bank, as co-agents on behalf of the
                 Lenders (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999).

        10.31    Lease Agreement by and between StaffMark, Inc. and Brewer Investments
                 II LC dated June 2, 1999 and effective as of July 1, 1999, for
                 StaffMark, Inc.'s corporate headquarters located at 302 East Millsap and 234 East Millsap in Fayetteville, Arkansas (Incorporated by
                 reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999).

        10.32    Employment Agreement between the Company and Stephen R. Bova dated as of August 18, 1999 (Incorporated by reference from the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September 30,
                 1999, filed with the SEC on November 12, 1999)/1/

        10.33    First Amendment to Employment Agreement dated as of September 17,
                 1999, between the Company and Clete T. Brewer, amending that certain
                 Employment Agreement dated as of October 1, 1996, by and among the
                 Company, Brewer Personnel Services, Inc. and Clete T. Brewer, which original agreement is incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-15059)
                 (Incorporated by reference from the Company's Quarterly Report on Form
                 10-Q for the quarter ended

-------------------
/1/    This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

       Exhibit
       Number                                      Description
       ------                                      -----------
                 September 30, 1999, filed with the SEC on November 12, 1999)/1/.

        10.34    First Amendment to Employment Agreement dated as of September 17,
                 1999, between the Company and Terry C. Bellora, amending that certain
                 Employment Agreement dated as of August 20, 1996, by and among the
                 Company and Terry C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the
                 Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, filed with the SEC on November 12, 1999)1.

        10.35    First Amendment to Employment Agreement dated as of September 17,
                 1999, between the Company and David Bartholomew, amending that certain
                 Employment Agreement dated as of October 1, 1996, by and among the
                 Company, HRA, Inc. n/k/a StaffMark, Inc. - Nashville and David
                 Bartholomew, which original agreement is incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1
                 (File No. 333-15059) (Incorporated by reference from the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September 30,
                 1999, filed with the SEC on November 12, 1999)/1/.

        10.36    First Amendment to Employment Agreement dated as of September 17,
                 1999, between the Company and Gordon Y. Allison, amending that certain
                 Employment Agreement dated as of June 23, 1997, by and between the
                 Company and Gordon Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on July
                 28, 1997 (Incorporated by reference from the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999)/1/.

        10.37    The Company's 1999 Employee Stock Purchase Plan filed with the SEC on
                 October 1, 1999 (Incorporated by reference from the Company's Form S-8
                 (File No. 333-88313))1.

        10.38    The Company's Amended and Restated 1996 Stock Option Plan filed with the SEC on October 1, 1999 (Incorporated by reference from the
                 Company's Form S-8 (File No. 333-88313))/1/.

        10.39    The Company's 1999 U.K. Sharesave Plan filed with the SEC on December
                 22, 1999 (Incorporated by reference from the Company's Form S-8 (File
                 No. 333-93325))/1/.

        21.1     Subsidiaries of StaffMark as of December 31, 1999.

        23.1     Consent of Arthur Andersen LLP, Independent Public Accountants.

        24.1     Power of Attorney (See page 56).

        27.1 Financial Data Schedule for the year ended December 31, 1999, submitted to the SEC in electronic format.

-------------------
/1/    This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fayetteville, State of Arkansas, on March 17, 2000.


                                      StaffMark, Inc.

                                      By: /s/ Clete T. Brewer
                                      -----------------------
                                      Clete T. Brewer
                                      Chairman and Chief Executive Officer

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

       Name                                       Title                                     Date
       ----                                       -----                                     ----
/s/ Clete T. Brewer                 Chairman, Chief Executive Officer and               March 17, 2000
-------------------                                Director
Clete T. Brewer

/s/ Terry C. Bellora                  Chief Financial Officer (Principal                March 17, 2000
--------------------                          Financial Officer)
Terry C. Bellora

/s/ Alex Stallings                    Chief Accounting Officer and Vice                 March 17, 2000
------------------                   President of Finance and Accounting
Alex Stallings                          (Principal Accounting Officer)

/s/ Stephen R. Bova                President & Chief Operating Officer and              March 17, 2000
-------------------                 Director (Principal Operating Officer)
Stephen R. Bova

/s/ W. David Bartholomew           President - Commercial Staffing Division             March 17, 2000
------------------------                         and Director
W. David Bartholomew

/s/ Steven E. Schulte              Executive Vice President- Administration             March 17, 2000
---------------------                            and Director
Steven E. Schulte

/s/ Janice Blethen                 President- ClinForce, Inc. and Director              March 17, 2000
------------------
Janice Blethen

/s/ Bob L. Martin                                  Director                             March 17, 2000
-----------------
Bob L. Martin

/s/ William J. Lynch                               Director                             March 17, 2000
--------------------
William J. Lynch

/s/ R. Clayton McWhorter                           Director                             March 17, 2000
------------------------
R. Clayton McWhorter

/s/ Charles A. Sanders                             Director                             March 17, 2000
----------------------
Charles A. Sanders, M.D.