Form 10-Q
period 2000-03-31
STAFFMARK INC
filed 2000-05-08
CIK 1017968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

     [_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to
          __________

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___
                                       ---
The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 5, 2000 was 29,525,535.

                                STAFFMARK, INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                     INDEX


                                                                           Index
                                                                           -----

PART I -- FINANCIAL INFORMATION

  Item 1 -- Financial Statements

  StaffMark, Inc. Consolidated Financial Statements
     Consolidated Statements of Income                                         3
     Consolidated Balance Sheets                                               4
     Consolidated Statements of Cash Flows                                     5
     Notes to Consolidated Financial Statements                                6

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Introduction                                                             11
     Results for the Three Months Ended March 31, 2000 Compared to
     Results for the Three Months Ended March 31, 1999                        12
     Liquidity and Capital Resources                                          14
     Possible Robert Walters Flotation                                        15
     Foreign Currency Translation                                             15
     Special Note Regarding Forward Looking Statements                        15

  Item 3 -- Quantitative and Qualitative Disclosures
            About Market Risk                                                 16

PART II -- OTHER INFORMATION

  Item 1 -- Legal Proceedings                                                 16
  Item 2 -- Changes in Securities and Use of Proceeds                         16
  Item 4 -- Submission of Matters to a Vote of Security Holders               16
  Item 6 -- Exhibits and Reports on Form 8-K                                  17
     (a)    Exhibits

     (b)    Reports on Form 8-K

  Signatures                                                                  17

                                STAFFMARK, INC.
                                ---------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                  (Unaudited)
                            (Dollars in Thousands)


                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2000      1999
                                                       --------  --------

SERVICE REVENUES                                       $294,285  $280,312
COST OF SERVICES                                        221,268   211,367
                                                       --------  --------
             Gross profit                                73,017    68,945
                                                       --------  --------

OPERATING EXPENSES:
    Selling, general and administrative                  58,655    50,514
    Depreciation and amortization                         6,586     4,816
                                                       --------  --------
             Operating income                             7,776    13,615
                                                       --------  --------

OTHER INCOME (EXPENSE):
    Interest expense                                     (5,444)   (3,305)
    Other, net                                              503       (46)
                                                       --------  --------

INCOME BEFORE INCOME TAXES                                2,835    10,264
PROVISION FOR INCOME TAXES                                  904     3,857
                                                       --------  --------
             NET INCOME                                $  1,931  $  6,407
                                                       ========  ========

             BASIC EARNINGS PER SHARE                  $   0.07  $   0.22
                                                       ========  ========

             DILUTED EARNINGS PER SHARE                $   0.07  $   0.22
                                                       ========  ========

       The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.
                                ---------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                            (Dollars in Thousands)

                                                                             March 31,    December 31,
                                                                               2000          1999
                                                                            ------------  ------------
                                                                             (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $      228    $    3,718
   Accounts receivable, net                                                      186,837       191,192
   Prepaid expenses and other                                                     18,471        17,036
   Deferred income taxes                                                           5,992         5,987
                                                                              ----------    ----------
          Total current assets                                                   211,528       217,933
PROPERTY AND EQUIPMENT, net                                                       30,055        29,043
INTANGIBLE ASSETS, net                                                           433,222       435,387
OTHER ASSETS                                                                       2,700         2,783
                                                                              ----------    ----------
                                                                              $  677,505    $  685,146
                                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and other accrued liabilities                             $   35,390    $   40,982
   Payroll and related liabilities                                                34,807        26,139
   Reserve for workers' compensation claims                                        9,915         9,627
   Income taxes payable                                                            9,675         2,202
                                                                              ----------    ----------
          Total current liabilities                                               89,787        78,950

LONG TERM DEBT                                                                   288,268       300,414
OTHER LONG TERM LIABILITIES                                                          101         6,222
DEFERRED INCOME TAXES                                                              9,049         9,084
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; no shares issued or outstanding                    -             -
   Common stock, $.01 par value; 29,475,442 and 29,401,022 shares issued
     and outstanding as of March 31, 2000 and December 31, 1999                      294           294
   Paid-in capital                                                               216,759       216,279
   Retained earnings                                                              78,406        76,476
   Accumulated other comprehensive income                                         (5,159)       (2,573)
                                                                              ----------    ----------
          Total stockholders' equity                                             290,300       290,476
                                                                              ----------    ----------
                                                                              $  677,505    $  685,146
                                                                              ==========    ==========

     The accompanying notes are an integral part of these balance sheets.

                                STAFFMARK, INC.
                                ---------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  -------------------------
                                                                                    2000             1999
                                                                                  ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $  1,931        $  6,407
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Gain on sale of assets                                                            (651)              -
     Depreciation and amortization                                                    6,586           4,816
     Provision for bad debts                                                          1,299             166
     Deferred income taxes                                                              (31)          1,648
     Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
       Accounts receivable                                                            2,287         (10,903)
       Prepaid expenses and other                                                    (1,590)           (780)
       Other assets                                                                      82            (126)
       Accounts payable and other accrued liabilities                                (6,162)         (3,352)
       Payroll and related liabilities                                                9,158           7,221
       Payment of nonrecurring merger expenses                                         (406)         (9,058)
       Reserve for workers' compensation claims                                         288             441
       Income taxes payable                                                           1,330              39
       Other, net                                                                        82            (977)
                                                                                  ---------        --------
          Net cash provided by (used in) operating activities                        14,203          (4,458)
                                                                                  ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of Specialty Medical division                                       931               -
 Purchase of businesses, net of cash acquired                                        (1,341)        (71,640)
 Capital expenditures                                                                (3,143)         (2,995)
                                                                                  ---------        --------
          Net cash used in investing activities                                      (3,553)        (74,635)
                                                                                  ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                                      40,585         168,180
 Payments on borrowings                                                             (52,766)        (91,580)
 Proceeds from employee stock plans                                                      71             948
 Deferred financing costs                                                                 -            (519)
                                                                                  ---------        --------
          Net cash (used in) provided by financing activities                       (12,110)         77,029
                                                                                  ---------        --------

Net (Decrease) Increase in Cash and Cash Equivalents                                 (1,460)         (2,064)
Effect of Foreign Currency Translation on Cash and Cash Equivalents                  (2,030)         (1,392)
CASH AND CASH EQUIVALENTS, beginning of period                                        3,718          12,812
                                                                                  ---------        --------
CASH AND CASH EQUIVALENTS, end of period                                          $     228        $  9,356
                                                                                  =========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                            $     358        $  1,356
                                                                                  =========        ========
     Interest paid, including commitment fees                                     $   5,725        $  3,097
                                                                                  =========        ========

       The accompanying notes are an integral part of these statements.

                                STAFFMARK, INC.
                                ---------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)

1.   ORGANIZATION:
     ------------

  We (StaffMark, Inc. and our subsidiaries) are a global provider of diversified staffing, information technology ("IT"), professional, consulting and solutions services to businesses, professional and service organizations and governmental agencies. Revenues are recognized upon the performance of services. We generally compensate our associates and consultants only for hours actually worked and, therefore, wages of associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, we do have associates and consultants that are full-time, salaried employees who are paid even when not engaged in staffing or consulting. Cost of services primarily consists of wages paid to associates and consultants, payroll taxes, workers' compensation, foreign statutory taxes, national insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, IT systems and communications expenses.

  As of March 31, 2000, we operated over 320 offices in 32 states and 14 countries and provide staffing in the Commercial, Professional/Information Technology ("Professional/IT") and E-solutions service lines. We extend trade credit to customers representing a variety of industries. There are no individual customers that account for more than 5% of our service revenues in any of the periods presented.

2.   BASIS OF PRESENTATION:
     ---------------------

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

  The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000.

3.   SEASONALITY:
     -----------

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

4.   BUSINESS TRANSACTIONS:
     ---------------------

  We acquired three staffing and professional service companies during 1999 including Edgewater Technology, Inc. ("Edgewater"). None of these acquisitions were considered significant. Consideration paid during the three months ended March 31, 2000 consisted of $1.3 million in contingent consideration paid to the former owners of companies acquired in previous periods. For the three months ended March 31, 1999, consideration paid with respect to acquisitions included cash consideration paid for companies acquired in that period, as well as contingent consideration paid to the former owners of companies acquired in previous periods. The aggregate consideration paid consisted of $71.6 million in cash for the three months ended March 31, 1999.

  During the first quarter of 2000, the Company completed the sale of its Specialty Medical division. Considered part of the Commercial Services segment, the Specialty Medical division had revenues of approximately $0.7 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively, and provided physical and occupational therapy, nurse staffing and outsourced rehabilitation management services. Consideration was approximately $1.0 million and a gain on disposition of approximately $0.6 million is reflected in Other Income in the accompanying consolidated statements of income.

5.   NONRECURRING COSTS:
     ------------------

  During the third quarter of 1999, we recorded restructuring expenses totaling approximately $3.0 million relating to the restructure of our Professional/IT segment. This charge arose from our decision, during the third quarter of 1999, to redesign the sales strategy and resulting management organization. Our plan, which was completed during the first quarter of 2000, was to separate the sales and management functions between the IT staffing and end-user solutions services. As a result of this plan, approximately 80 employees were severed or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. Additionally, our IT platform in the Professional/IT segment closed 12 offices and implemented a satellite branch structure to serve certain markets where a full branch office was not required. We also implemented a new front-end system throughout the domestic IT offices which altered branch staff requirements and reduced the need for certain positions. As a result of the above, expenses of approximately $2.2 million for severance costs, approximately $280,000 for office closing costs, and approximately $457,000 for other costs including legal and travel expenses were recorded in the third quarter of 1999. In addition to costs that have been incurred, the restructuring expense also includes future contractual obligations to certain severed employees which extend through September 2001. The following is a summary of our restructuring accrual, which has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheet:

                                                           (In Thousands)

     Total restructuring expenses                             $  2,981
     Cash outlays                                               (2,174)
                                                              --------
     Accrual at March 31, 2000                                $    807
                                                              ========

6.   EARNINGS PER COMMON SHARE:
     -------------------------

  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                       Three Months Ended March 31,
                                                   -----------------------------------
                                                        2000                  1999
                                                   -----------             -----------
                                                  (In thousands, except per share data)
  Basic earnings per share:
  Net income applicable to common shares           $     1,931             $     6,407
                                                   ===========             ===========

  Weighted average common shares outstanding            29,461                  29,289
                                                   ===========             ===========

  Basic earnings per share of common stock         $      0.07             $      0.22
                                                   ===========             ===========

  Diluted earnings per share:
  Net income applicable to common shares           $     1,931             $     6,407
                                                   ===========             ===========

  Weighted average common shares outstanding            29,461                  29,289
  Dilutive effect of stock options                         215                     337
                                                   -----------             -----------
  Weighted average common shares, assuming
     dilutive effect of stock options                   29,676                  29,626
                                                   ===========             ===========

  Diluted earnings per share of common stock       $      0.07             $      0.22
                                                   ===========             ===========

  Excluding amortization expense, net of tax of approximately $3.1 million and $2.1 million for the three months ended March 31, 2000 and 1999, respectively, diluted earnings per share was $0.17 and $0.29 for the three months ended March 31, 2000 and 1999, respectively.

  Options to purchase approximately 2.3 million shares of common stock at prices ranging from $8.94 to $40.75 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. These options, which expire ten years from the date of grant, were still outstanding as of March 31, 2000.

7.   SEGMENT INFORMATION:
     -------------------

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. As required, we have adopted the provisions of SFAS No. 131 and have presented below the required segment information for the three months ended March 31, 2000 and 1999.

  As a result of our restructuring plan in late 1999, as discussed in Note 5, we determined that our E-solutions business was fundamentally different than the other components of our Professional/IT segment and we began managing the E-solutions segment as an autonomous business unit beginning in 2000. Accordingly, in January 2000, we began disaggregating the results of our E-solutions business unit and reviewing those results separately. These operations had previously been included in our Professional/IT segment. As a result of this change in operating strategy, we reevaluated the estimated useful life for the intangibles associated with our acquisition of Edgewater. Based on an independent valuation, we have reduced the amortization period from 30 years to 10 years for these intangibles. This change was effective January 1, 2000 and resulted in increased quarterly amortization expense of approximately $0.6 million.

  We segment our operations based upon differences in services provided. Our Commercial segment provides clerical and light industrial staffing services in the United States. Our Professional/IT segment provides staffing, consulting, technical and support services primarily in the areas of finance, accounting, information technology and legal services in the United States, the United Kingdom, Australia and ten other foreign countries. Our E-solutions segment provides e-commerce software solutions, consulting and development services. The "corporate" column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other non-recurring expenses not allocated to the segments.

  The accounting policies used in measuring segment assets and operating results are the same as those described in Note 2 to our audited financial statements and notes thereto included in our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000. We evaluate performance of the segments based on segment operating income, excluding corporate overhead. We do not have any significant intersegment sales or transfers.

  The results of the business segments as of and for the three months ended March 31, 2000 and 1999 are as follows:

                                       Professional/
                                        Information                                                        Consolidated
                                        Technology         Commercial   E-solutions      Corporate            Totals
                                       -------------       ----------   -----------    -------------       ------------
                                                                       (In Thousands)
Three Months Ended March 2000
Total service revenues                      $132,338         $154,860       $ 7,087    $           -         $294,285
Earnings before interest, taxes
    depreciation and amortization              9,630            8,278         1,421           (4,967)          14,362
Depreciation and amortization                  3,150            1,787         1,067              582            6,586
Operating income                               6,480            6,491           354           (5,549)           7,776
Capital expenditures                             991              539           156            1,381            3,067
Total assets                                 377,216          221,074        46,290           32,925          677,505

Three Months Ended March 1999
Total service revenues                      $145,733         $134,579       $     -    $           -         $280,312
Earnings before interest, taxes
    depreciation and amortization             11,935            8,902             -           (2,406)          18,431
Depreciation and amortization                  2,863            1,613             -              340            4,816
Operating income                               9,072            7,289             -           (2,746)          13,615
Capital expenditures                             535              901             -            1,559            2,995
Total assets                                 378,005          201,918             -           35,301          615,224

                                                  Three Months Ended March 31,
                                                  ----------------------------
Revenues by Country                                  2000              1999
                                                  ----------        ----------
  United States                                   $  225,852        $  211,714
  United Kingdom                                      51,402            53,896
  Australia                                           12,424            11,595
  Other                                                4,607             3,107
                                                  ----------        ----------
     Total revenues                               $  294,285        $  280,312
                                                  ==========        ==========

                                                  Three Months Ended March 31,
                                                  ----------------------------
Property and Equipment by Country                    2000              1999
                                                  ----------        ----------

  United States                                   $   25,825        $   19,930
  United Kingdom                                       2,866             2,679
  Australia                                              474               519
  Other                                                  890               937
                                                  ----------        ----------
     Total property and equipment                 $   30,055        $   24,065
                                                  ==========        ==========

8.   COMPREHENSIVE INCOME:
     --------------------

  Comprehensive income was as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
  (In thousands)                                     2000              1999
                                                  ----------        ----------

 Net income                                       $    1,931        $    6,407
 Other comprehensive income:
 Change in cumulative foreign currency
  translation adjustments                             (2,030)           (1,392)
                                                  ----------        ----------
 Total comprehensive income                       $      (99)       $    5,015
                                                  ==========        ==========

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

     During the third quarter of 1999, we recorded restructuring expenses totaling approximately $3.0 million relating to the restructure of our Professional/IT segment. This change arose from management's decision during the third quarter of 1999 to redesign their sales strategy and resulting management organization. Management's plan, which is expected to be completed during the first quarter of 2000, is to separate the sales and management functions between the IT staffing and end-user solutions services. As a result of this plan, approximately 80 employees were severed or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. Additionally, our IT platform in the Professional/IT segment closed 12 offices and implemented a satellite branch structure to serve certain markets where a full branch office was not required. We also implemented a new front-end system throughout the domestic IT offices which altered branch staff requirements and reduced the need for certain positions. As a result of the above, non-recurring expenses of approximately $2.2 million for severance costs, approximately $280,000 for office closing costs, and approximately $457,000 for other costs including legal and travel expenses were recorded. The total expenses of approximately $3.0 million were partially offset by the reversal of the Robert Walters merger and integration accrual of approximately $828,000 discussed above. In addition to costs that have been incurred, the restructure expense also includes future contractual obligations to certain severed employees which extend through September 2001.

     In conjunction with this restructuring plan, we decided to operate our E-solutions business unit as a distinct operating unit as opposed to an integrated component of the Professional/IT segment, as had been originally planned. As a result of this change in operating strategy, we reevaluated the estimated useful life for the intangibles associated with our acquisition of Edgewater. Based on an independent valuation, we have reduced the amortization period from 30 years to 10 years for these intangibles. This change was effective January 1, 2000 and resulted in increased quarterly amortization expense of approximately $0.6 million.

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

Results For The Three Months Ended March 31, 2000 Compared To Results For The Three Months Ended March 31, 1999

     Revenues. Consolidated revenues increased $14.0 million, or 5.0%, to $294.3 million for the three months ended March 31, 2000 compared to $280.3 million for the three months ended March 31, 1999. The April 1999 purchase acquisition of Edgewater in the E-solutions segment accounted for approximately $7.1 million of the increase for the three months ended March 31, 2000.

     Revenues for the Professional/IT segment decreased $13.4 million, or 9.2%, to $132.3 million for the three months ended March 31, 2000 compared to $145.7 million for three months ended March 31, 1999. This decrease is primarily the result of lower demand for IT staffing. Domestic IntelliMark revenues decreased 20.7% on an internal basis compared with the first quarter of 1999, while the rest of the Professional/IT segment recorded an internal growth rate of approximately 2.7%.

     Revenues for the Commercial segment increased $20.3 million, or 15.1%, to $154.9 million for the three months ended March 31, 2000 compared to $134.6 million for three months ended March 31, 1999. This increase is primarily the result of growth in the segment's Strategic Resource Group, which provides customers with dedicated on-site account management. No Commercial acquisitions were made during 1999.

     Revenue for the E-solutions segment was $7.1 million for the three months ended March 31, 2000. Our E-solutions segment consists of Edgewater, which was acquired effective April 1, 1999, and as previously mentioned, beginning January 1, 2000 has been managed as a separate unit as a result of the Professional/IT restructuring initiated in the third quarter of 1999. Accordingly, this business unit has been reported as a separate segment.

     Gross Profit, SG&A and EBITDA. For the three months ended March 31, 2000, gross profit as a percentage of revenue increased from 24.6% to 24.8%, while selling, general and administrative expenses ("SG&A") as a percentage of revenue increased from 18.0% to 19.9%. EBITDA decreased $4.1 million, or 22.1%, to $14.4 million for the three months ended March 31, 2000 as compared to $18.4 million for the three months ended March 31, 1999. EBITDA as a percentage of revenues was 4.9% and 6.6% for the three months ended March 31, 2000 and 1999, respectively. The increase in gross margin is primarily the result of an increase in permanent placement revenues, which carry a 100% margin, and the addition of Edgewater, which has gross margins of approximately 50%. The decrease in EBITDA is primarily the result of increased SG&A relating to the expansion of our training center business and our Strategic Resource Group as well as increased employee expenses such as staff health costs. EBITDA has also been adversely affected by the faster growth of our commercial staffing segment, which has grown to 53% of total revenues up from 48% in this quarter last year. As previously mentioned, our commercial staffing growth was primarily related to the Strategic Resource Group, which targets large accounts that typically bill at lower margins than our retail business in exchange for higher volume. The decline in our higher margin Professional/IT revenues as a percentage of our total consolidated revenues further contributes to the decline in consolidated margins.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.8 million, or 36.7%, to $6.6 million for the three months ended March 31, 2000 as compared to $4.8 million for the three months ended March 31, 1999. This increase is primarily attributable to amortization of goodwill associated with our purchase business combinations. Effective January 1, 2000, the goodwill associated with the Edgewater acquisition began being amortized over a 10 year period as opposed to the 30 year life that was established in April 1999 when Edgewater was part of the Professional/IT segment. Depreciation expense also increased as a result of continuing development of our corporate infrastructure and information systems network.

     Operating Income. Operating income decreased $5.8 million, or 42.9%, to $7.8 million for the three months ended March 31, 2000 compared to $13.6 million for the same period last year. Operating margin was 2.6% and 4.9% for the three months ended March 31, 2000 and 1999, respectively. Operating income and operating margin declined due to higher SG&A and higher depreciation and amortization expense as discussed above.

     The following operating income discussion at the Professional/IT and Commercial segment levels excludes unallocated corporate SG&A of $4.7 million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively. The increase in unallocated corporate SG&A was primarily a result of increased staff health costs associated with our self-insurance plan, increased rent, utilities and telephone and equipment lease costs associated with our new corporate headquarters and increased professional fees primarily associated with international and domestic tax restructuring, state unemployment tax planning and work opportunity tax credit consultation. We believe that many of professional fees are one-time in nature and should yield benefits by reducing go-forward costs.

     Operating income for the Professional/IT segment decreased $2.6 million, or 28.6%, to $6.5 million for the three months ended March 31, 2000 as compared to $9.1 million for the three months ended March 31, 1999. The operating margin for the Professional/IT segment decreased from 6.2% for the three months ended March 31, 1999 to 4.9% for the three months ended March 31, 2000. The primary reasons for the decreases in operating income and operating margin were the negative growth in our domestic IT staffing division and higher depreciation and amortization expenses.

     Operating income for the Commercial segment decreased $0.8 million, or 10.9%, to $6.5 million for the three months ended March 31, 2000 as compared to $7.3 million in the same period last year. The operating margin of the Commercial segment decreased from 5.4% for the three months ended March 31, 1999 to 4.2% for the three months ended March 31, 2000. The decrease in operating margins resulted from increased SG&A as the segment put infrastructure in place for future growth in our training center business and our Strategic Resource Group. We also incurred higher professional fees, primarily in the area of recruitment, as well as higher depreciation and amortization expense.

     Operating income for the E-solutions segment was $0.4 million for the three months ended March 31, 2000. Results for this segment related to Edgewater, which was acquired effective April 1, 1999.

     Interest Expense. We incurred interest expense of $5.4 million for the three months ended March 31, 2000 as compared to $3.3 million of interest expense for the three months ended March 31, 1999. Interest expense in the periods presented is primarily related to borrowings on our Credit Facility (as defined below) to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment.

     Net Income. Net income decreased $4.5 million, or 69.9%, to $1.9 million for the three months ended March 31, 2000 as compared to $6.4 million for the same period last year. Net margin was 0.7% for the three months ended March 31, 2000 as compared to 2.3% for the three months ended March 31, 1999.

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

     In May 1999, we expanded the Credit Facility from $300 million to $325 million. Additionally, during December 1999, we obtained a commitment from two members of our Credit Facility to increase our borrowing capacity for an additional $10 million through January 2000 as a buffer for unexpected Year
2000 issues. This $10 million borrowing increase was not utilized by us. On March 31, 2000, the maximum amount of borrowings under the Credit Facility reverted back to $300 million. In April 2000, we obtained a commitment from one member of our Credit Facility to increase our borrowing capacity for an additional $7.5 million through May 2000 as a buffer for unexpected costs. This $7.5 million borrowing increase has not been utilized by us. The $300 million portion of the Credit Facility matures in August 2003. The Credit Facility is secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first tier foreign subsidiaries. Interest on any borrowings is computed at our option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on our operating leverage ratios. We pay a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varies based on our operating leverage ratios. We had net payments and net borrowings on the Credit Facility of approximately ($12.2) million and $76.6 million for the three months ended March 31, 2000 and 1999, respectively. The majority of our borrowings were used to pay the cash consideration for several of our acquisitions and for general corporate purposes. As of May 5, 2000, $290.0 million was outstanding on the Credit Facility.

     In 1998, we entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. These swaps did not have a material impact on recorded interest expense during the periods presented.

     Net cash provided by (used in) operating activities was $14.2 million and ($4.5) million for the three months ended March 31, 2000 and 1999, respectively. The net cash provided by (used in) operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities. Excluding $0.4 million and $9.1 million in nonrecurring costs paid during 2000 and 1999, respectively, net cash provided by operating activities was $14.6 million and $4.6 million for the three months ended March 31, 2000 and 1999, respectively.

     Net cash used in investing activities was $3.6 million and $74.6 million for the three months ended March 31, 2000 and 1999, respectively. Cash used in investing activities was primarily attributable to cash paid for acquisitions and for additional contingent consideration paid for acquisitions completed during prior periods.

     Net cash (used in) provided by financing activities was ($12.1) million and $77.0 million for the three months ended March 31, 2000 and 1999, respectively. Cash used in financing activities was primarily related to the repayment of borrowings under our Credit Facility. Cash provided by financing activities was primarily related to borrowings under our Credit Facility to finance several of the acquisitions and contingent consideration payments completed during these periods.

     As a result of the above and the related foreign currency translations, our combined cash and cash equivalents decreased $3.5 million for both the three months ended March 31, 2000 and 1999, respectively.

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

Possible Robert Walters Flotation

     On April 27, 2000, we announced our current plan to sell, through an indirect wholly-owned subsidiary, all or substantially all of our equity interest in Robert Walters through a flotation on the London Stock Exchange. The flotation, also known as an initial public offering, would not be made in the United States. The proceeds from this offering would be used to repay borrowings on the Credit Facility and increase dedication of operating resources to our E-solutions segment. It is anticipated that this offering would occur in the third quarter of 2000, subject to market conditions.

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

Special Note Regarding Forward Looking Statements

     Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our future liquidity, our IT business model and organization, Year 2000 compliance matters, operations and/or future growth opportunities. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000 and under the headings "Potential Risks, Detriments and Other Considerations Associated with the Transaction," and "Forward Looking Statements" in our proxy statement filed with the Commission on September 25, 1998.

     The forward-looking statements included in this 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) the continuation or worsening of declines in demand for placement (permanent or temporary), staffing services (whether commercial, information technology or financial and accounting) or solutions services;
(2) the nature, timing and extent of the possible Robert Walters flotation;
(3) adverse developments involving debt, equity or currency markets that affect our plans or operations (4) failure to obtain new customers or retain significant existing customers; (5) inability to carry out marketing and sales plans; (6) inability to obtain capital or refinance debt for future internal and external growth; (7) loss of key executives; (8) general economic and business conditions (whether foreign, national, state or local) which are less favorable than expected, including but not limited to, adverse fluctuations in foreign currency exchange rates; (9) adverse changes in interest rates, including but not limited to, counter party risks on our interest rate swap agreements as well as adverse movement in foreign currency exchange rates; (10) adverse results in litigation matters; and (11) changes in industry trends and technologies such as changes in the conduct of the business through the internet and other similar mediums of exchange and changes in demand for commercial or professional information technology staffing personnel, whether on a temporary or permanent placement basis. Actual events or results may differ materially. These factors may cause our actual results to differ materially from any forward-looking statements.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the three months ended March 31, 2000, we did not enter into new arrangements, or modify existing arrangements, concerning market risk. For a description of such existing arrangements, see Notes 8 and 9 to our audited financial statements filed as part of our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Foreign Currency Translation."

                                    PART II

Item 1.   LEGAL PROCEEDINGS

     From March 12, 1999 through April 22, 1999, John A. Jennen, Richard A. Watson, Rick W. Johnson, Edward D. LaFrance and Trust Equity Advisors Plus, LLC, each purporting to act on behalf of a class of our stockholders, filed complaints against us in the United States District Court for the Eastern District (in the case of each plaintiff except Mr. LaFrance) and Western District (in the case of Mr. LaFrance) of Arkansas, alleging that StaffMark, one of its officer/directors and one of its officers, violated the federal securities laws, and seeks unspecified compensatory and other damages. By order entered May 6, 1999, the four cases pending in the Eastern District of Arkansas were consolidated into one action, and on July 15, 1999, the LaFrance action in the Western District of Arkansas was transferred to the Eastern District to be consolidated with the other four cases. On November 10, 1999, the Court appointed lead plaintiff and approved lead counsel, and the lead plaintiffs filed their consolidated complaint on January 11, 2000 which supercedes all other complaints. The consolidated complaint names us and one of our officer/directors as defendants. It purports to be filed on behalf of all purchasers of our securities between February 3, 1998 and March 2, 1999, and alleges violations of the federal securities law and seeks unspecified damages. We filed a motion to dismiss the consolidated complaint on March 31, 2000. The lead plantiffs have until May 31, 2000 to file a response to our motion to dismiss. We will then have until June 30, 2000 to file a reply to the lead plantiff's response to our motion to dismiss. We believe that this complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit.

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

          27.1 Financial Data Schedule for the three months ended March 31, 2000, submitted to the Commission in electronic format.

     (b)     Reports on Form 8-K

     1.        None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STAFFMARK, INC.


Date: May 8, 2000                       /s/ CLETE T. BREWER
                                        ------------------------------
                                        Clete T. Brewer
                                        Chief Executive Officer and Chairman

Date: May 8, 2000                       /s/ TERRY C. BELLORA
                                        ------------------------------
                                        Terry C. Bellora
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

         Exhibit
         Number                              Description
         ------                              -----------

            27.1 Financial Data Schedule for the three months ended March 31, 2000, submitted to the Commission in electronic format.