Form 10-Q
period 2000-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2000-08-14
CIK 1017968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q
    (Mark One)

         X Quarterly report pursuant to Section 13 or 15 (d) of the Securities --- Exchange Act of 1934 for the quarterly period ended June 30, 2000

            Transition report pursuant to Section 13 or 15 (d) of the Securities --- Exchange Act of 1934 for the Transition period from _________
            to __________


                        Commission file number:  0-20971


                           Edgewater Technology, Inc.
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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 11, 2000 was 29,470,306.

                           EDGEWATER TECHNOLOGY, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                     INDEX

                                                                                                           Index
                                                                                                        ------------
PART I -- FINANCIAL INFORMATION

     Item 1 -- Financial Statements

     Consolidated Financial Statements
          Consolidated Statements of Income                                                                   3
          Consolidated Balance Sheets                                                                         4
          Consolidated Statements of Cash Flows                                                               5
          Notes to Consolidated Financial Statements                                                          7

     Item 2 --  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

          Overview                                                                                           12
          Results for the Three and Six Months Ended June 30, 2000 Compared to Results for the Three
          and Six Months Ended June 30, 1999                                                                 14
          Liquidity and Capital Resources                                                                    16
          Discontinued Operations                                                                            18
          Special Note Regarding Forward Looking Statements                                                  18

     Item 3 --  Quantitative and Qualitative Disclosures
                About Market Risk                                                                            19

PART II - OTHER INFORMATION
     Item 1 --  Legal Proceedings                                                                            19
     Item 2 --  Changes in Securities and Use of Proceeds                                                    20
     Item 4 --  Submission of Matters to a Vote of Security Holders                                          20
     Item 6 --  Exhibits and Reports on Form 8-K                                                             21
          (a)  Exhibits
          (b)  Reports on Form 8-K
     Signatures                                                                                              21

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                      (In Thousands Except Per Share Data)

                                              Three Months Ended         Six Months Ended
                                                    June 30,                 June 30,
                                            ----------------------    ----------------------
                                               2000         1999         2000        1999
                                            ---------    ---------    ---------    ---------
Service Revenues                            $  65,040      $86,095    $ 136,241    $ 162,943
Cost of Services                               45,302       59,173       95,587      113,548
                                            ---------    ---------    ---------    ---------
          Gross Profit                         19,738       26,922       40,654       49,395
                                            ---------    ---------    ---------    ---------

Operating Expenses:
     Selling, General and Administrative       17,903       16,192       35,304       30,449
     Depreciation and Amortization              3,711        2,992        7,699        5,639
     Nonrecurring Impairment Charge           150,000            -      150,000            -
                                            ---------    ---------    ---------    ---------
          Operating (Loss) Income            (151,876)       7,738     (152,349)      13,307
                                            ---------    ---------    ---------    ---------

Other Expenses:
      Interest Expense                          2,999        2,519        6,099        4,301
      Other, Net                                  147          182         (477)         211
                                            ---------    ---------    ---------    ---------

(Loss) Income Before Income Taxes            (155,022)       5,037     (157,971)       8,795
Income Taxes (Benefit) Provision              (52,709)       1,813      (53,650)       3,226
                                            ---------    ---------    ---------    ---------
     (Loss) Income From Continuing
     Operations                              (102,313)       3,224     (104,321)       5,569

Discontinued Operations (Note 6):
     Income from Operations of
     Discontinued Divisions                     1,711        7,536        5,650       11,597
     Loss on Sale of Commercial Segment        (6,175)           -       (6,175)           -
                                            ---------    ---------    ---------    ---------
          Net (Loss) Income                 ($106,777)   $  10,760    ($104,846)   $  17,166
                                            =========    =========    =========    =========

Basic Earnings Per Share - Continuing
Operations                                     ($3.47)   $    0.11       ($3.54)   $    0.19
                                            =========    =========    =========    =========

Diluted Earnings Per Share - Continuing
Operations                                     ($3.46)   $    0.11       ($3.53)   $    0.19
                                            =========    =========    =========    =========

Basic Earnings Per Share                       ($3.62)   $    0.37       ($3.55)   $    0.59
                                            =========    =========    =========    =========

Diluted Earnings Per Share                     ($3.61)   $    0.37       ($3.55)   $    0.58
                                            =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (In Thousands)

                                                                      June 30,      December 31,
                                                                        2000            1999
                                                                      --------        --------
                                                                     (Unaudited)
                                             ASSETS

CURRENT ASSETS:
     Cash and cash                                                    $    313        $  8,669
     Accounts receivable, net                                           49,068          57,055
     Prepaid expenses and other                                          6,942           5,191
     Income tax receivable                                                   -           1,487
     Deferred income taxes                                              51,375           5,986
                                                                      --------        --------
          Total current assets                                         107,698          78,388
PROPERTY AND EQUIPMENT, net                                              6,778           7,748
INTANGIBLE ASSETS, net                                                 138,277         290,925
OTHER ASSETS                                                             1,986           2,275
NET ASSETS HELD FOR SALE                                                57,003         247,199
                                                                      --------        --------
                                                                      $311,742        $626,535
                                                                      ========        ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and other accrued liabilities                   $ 15,239        $ 17,243
     Payroll and related liabilities                                    12,857          10,574
     Income tax payable                                                  1,082               -
     Reserve for workers' compensation claims                              250             120
                                                                      --------        --------
          Total current liabilities                                     29,428          27,937

LONG TERM DEBT                                                          91,000         291,090
OTHER LONG TERM LIABILITIES                                                152           6,222
DEFERRED INCOME TAXES                                                    2,098           8,237
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; no shares issued
          or outstanding                                                     -               -
     Common stock, $.01 par value; 29,544,633 and
          29,401,022 shares issued and outstanding as of
          June 30, 2000 and December 31, 1999                              295             294
     Paid-in capital                                                   217,083         216,279
     Retained earnings                                                 (28,314)         76,476
                                                                      --------        --------
          Total stockholders' equity                                   189,064         293,049
                                                                      --------        --------
                                                                      $311,742        $626,535
                                                                      ========        ========


      The accompanying notes are an integral part of these balance sheets.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                 (In Thousands)





                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                               ------------------------    ------------------------
                                                                  2000          1999          2000          1999
                                                               ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                            ($106,777)   $   10,760     ($104,846)   $   17,166
   Net income from discontinued operations                         (1,711)       (7,536)       (5,650)      (11,597)
   Loss on disposal of assets                                       6,175             -         6,175             -
                                                               ----------    ----------    ----------    ----------
      Net (loss) income from continuing operations               (102,313)        3,224      (104,321)        5,569
   Adjustments to reconcile net (loss) income to net cash
      Provided by (used in) operating activities:
         Depreciation and amortization                              3,711         2,992         7,699         5,639
         Provision for bad debts                                      371            61         1,142            61
         Deferred income taxes                                    (51,485)        1,476       (51,528)        3,977
         Impairment of intangible assets                          150,000             -       150,000             -
         Change in operating assets and liabilities,
            net of acquisitions:
            Accounts receivable                                     3,689         5,096         6,580       (11,503)
            Prepaid expenses and other                              3,960         2,852        (1,751)        1,522
            Other assets                                            1,182          (584)        1,297          (841)
            Accounts payable and other accrued liabilities         (2,121)       (3,195)       (7,163)       (9,107)
            Payroll and related liabilities                         3,016        (2,410)        3,008         7,462
            Payment of nonrecurring merger expenses                  (160)       (4,575)         (565)      (13,633)
            Reserve for workers' compensation claims                  129           (10)          130          (263)
            Income taxes payable                                   (1,654)       (2,100)         (381)       (1,469)
            Other long term liabilities                                51            (9)          133          (551)
            Other, net                                                  -            59          (651)         (652)
                                                               ----------    ----------    ----------    ----------
   Net cash provided by (used in) continuing
      operating activities                                          8,376         2,877         3,629        (13,789)
                                                               ----------    ----------    ----------    ----------
   Net cash provided by discontinued operating
      activities                                                   1,624         5,047        20,709        17,254
                                                               ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses                               204,122             -       205,052             -
   Acquisition of businesses, net of cash acquired                 (2,344)      (18,498)       (3,810)      (73,037)
   Capital expenditures                                              (810)         (760)       (1,382)       (1,616)
                                                               ----------    ----------    ----------    ----------
   Net cash provided by (used in) continuing
      investing activities                                        200,968       (19,258)      199,860       (74,653)
                                                               ----------    ----------    ----------    ----------
   Net cash used in discontinued investing activities              (1,267)       (5,746)       (3,837)      (24,986)
                                                               ----------    ----------    ----------    ----------

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------
                                  (Unaudited)
                                 (In Thousands)



                                                                     Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                   ------------------------    ------------------------
                                                                      2000          1999          2000          1999
                                                                   ----------    ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                            28,855        67,304        69,440       237,062
   Payments on borrowings                                            (223,005)      (61,080)     (269,530)     (152,660)
   Proceeds from stock purchase plan and stock option exercises            63            40           125           988
   Deferred financing costs                                                 -           (66)            -          (585)
                                                                   ----------    ----------    ----------    ----------
   Net cash (used in) provided by
      continuing financing activities                                (194,087)        6,198      (199,965)       84,805
                                                                   ----------    ----------    ----------    ----------
   Net cash (used in) provided by
      discontinued financing activities                                (3,118)       11,506        (9,360)        9,928
                                                                   ----------    ----------    ----------    ----------

Effect of foreign currency translation on cash and cash                (3,402)         (324)       (5,432)       (1,715)
   equivalents
Net increase (decrease) in cash and cash equivalents                    9,094           300         5,604        (3,156)
CASH AND CASH EQUIVALENTS, beginning of period                            228         9,356         3,718        12,812
CASH AND CASH EQUIVALENTS, discontinued operations                     (9,009)       (4,070)       (9,009)       (4,070)
                                                                   ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                           $      313    $    5,586    $      313    $    5,586
                                                                   ==========    ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                   $    3,431    $    2,384    $    6,836    $    3,957
                                                                   ==========    ==========    ==========    ==========
   Income taxes paid                                               $      476    $    4,040    $      834    $    9,864
                                                                   ==========    ==========    ==========    ==========


        The accompanying notes are an integral part of these statements.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (Unaudited)

1.  ORGANIZATION:
    ------------

    We (Edgewater Technology, Inc. and our subsidiaries, formerly known as StaffMark, Inc.) provide human resource and business solutions through two segments. Our eSolutions segment consists of Edgewater Technology (Delaware), Inc. ("Edgewater"), an eBusiness consulting firm acquired effective April 1, 1999. Our Professional/Information Technology ("Professional/IT") segment is made up of three platforms: IntelliMark information technology ("IT") staffing and solutions; ClinForce clinical trials support services; and Strategic Legal Resources legal staffing. Revenues are recognized upon the performance of services. We generally compensate our associates and consultants only for hours actually worked and, therefore, wages of associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, we do have associates and consultants that are full-time, salaried employees who are paid even when not engaged in staffing or consulting. Cost of services primarily consists of wages paid to associates and consultants, payroll taxes, workers' compensation, insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, IT systems and communications expenses.

    As of June 30, 2000, we operated 49 offices in 23 states. We extend trade credit to customers representing a variety of industries. There are no individual customers that account for more than 10% of our service revenues in any of the periods presented.

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

    The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000.

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

4.  BUSINESS TRANSACTIONS:
    ---------------------

    Effective April 1, 1999, we acquired Edgewater, a full-service provider of eBusiness solutions located in Boston's Route 128 technology corridor.
Edgewater applies its eStrategy, eSolutions and Internet outsourcing services to vertical markets such as retail eCommerce, financial and asset management, healthcare, government and agriculture. Edgewater brings mission-critical eSolutions to clients primarily in the middle market.

    For the three and six months ended June 30, 1999, consideration paid with respect to acquisitions included cash consideration paid for Edgewater, as well as contingent consideration paid to the former owners of companies acquired in previous periods. The aggregate consideration paid was $18.5 million and $73.0 million in cash for the three and six months ended June 30, 1999, respectively, and $2.3 million and $3.8 million during the three months and six months ended June 30, 2000, respectively. The remaining earnout for our acquisition of Edgewater has been determined as $1.2 million and will be paid in the first quarter of 2001. As this amount is fixed and determinable, it has been accrued in goodwill and accounts payable and other liabilities in the accompanying balance sheets.

5.  NONRECURRING COSTS:
    ------------------

    We periodically review the recorded value of our long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded values. During the second quarter of 2000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we recorded a $150 million non-cash charge for the write-down of the goodwill of our Professional/IT segment to estimated realizable values. This write-down is largely due to a decline in the revenues of this segment and an overall decrease in market values within the industry. Accordingly, the carrying values of these assets were written down to our estimates of fair value, which were based on market comparables for companies operating in similar industries. We are planning to sell the remaining lines of business constituting the Professional/IT segment; however, we are also evaluating alternatives in which certain of these lines of business could be retained. Our estimates of fair value could vary significantly positively or negatively from the amounts which may ultimately be realized in the event these assets are sold.

    During the third quarter of 1999, we recorded restructuring expenses totaling approximately $3.0 million relating to the restructure of our Professional/IT segment. This charge arose from our decision, during the third quarter of 1999, to redesign the sales strategy and resulting management organization. Our plan, which was completed during the first quarter of 2000, was to separate the sales and management functions between the IT staffing and end-user solutions services. As a result of this plan, approximately 80 employees were severed or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. Additionally, our IT platform in the Professional/IT segment closed 12 offices and implemented a satellite branch structure to serve certain markets where a full branch office was not required. We also implemented a new front-end system throughout the IT offices which altered branch staff requirements and reduced the need for certain positions. As a result of the above, expenses of approximately $2.2 million for severance costs, approximately $280,000 for office closing costs, and approximately $457,000 for other costs including legal and travel expenses were recorded in the third quarter of 1999. In addition to costs that have been incurred, the restructuring expense also includes future contractual obligations to certain severed employees which extend through September 2001. The following is a summary of our restructuring accrual, which has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheet:

                                          (In thousands)

    Total restructuring expenses            $ 2,981
    Cash outlays                             (2,333)
                                            -------
    Accrual at June 30, 2000                $   648
                                            =======

6.  DISCONTINUED OPERATIONS:
    -----------------------

    On June 29, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes which were used to repay a portion of borrowings under our Credit Facility (as defined below). As part of the transaction, we sold the name "StaffMark" as that was the name used by the Commercial segment. As a result of the transaction, we changed our name to "Edgewater Technology, Inc." and our stock symbol to "EDGW."

    On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters plc ("Robert Walters") through an initial public offering ("IPO") on the London Stock Exchange. Robert Walters had previously been a platform within our Professional/IT segment. Our two subsidiaries sold 67,200,000 ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10,400,000 ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses. A portion of the proceeds were used to repay borrowings on our Credit Facility (as defined below). The remaining proceeds will be used for general corporate purposes, to repurchase shares of our common stock and to provide capital to our eSolutions segment.

    Revenues from discontinued operations were $229.7 million and $452.8 million for the three and six months ended June 30, 2000, respectively, and were $218.2 million and $421.7 million for the three and six months ended June 30, 1999, respectively. Operating income from discontinued operations was $1.7 million and $5.7 million for the three and six months ended June 30, 2000, respectively, and was $7.5 million and $11.6 million for the three and six months ended June 30, 1999, respectively.

    Net assets held for sale in the accompanying balance sheets represent discontinued operations for Robert Walters as of June 30, 2000 and Robert Walters and the Commercial segment as of December 31, 1999. Components are as follows:


                                                                                    June 30,                  December 31,
(In thousands)                                                                        2000                        1999
                                                                                    --------                  -----------

Cash and cash equivalents                                                            $  9,009                 $    (4,951)
Accounts receivable, net                                                               50,472                     134,137
Prepaid expenses and other                                                              5,005                      11,845
Property and equipment, net                                                             4,933                      21,295
Intangible assets, net                                                                  9,148                     144,462
Other assets                                                                            1,340                         509
Accumulated translation adjustment                                                      8,562                       2,572
Accounts payable and other accrued liabilities                                        (20,048)                    (23,738)
Payroll and related liabilities                                                        (7,173)                    (15,565)
Reserve for workers' compensation claims                                                    -                      (9,507)
Income taxes payable                                                                   (4,001)                     (3,689)
Deferred tax liability                                                                   (244)                       (847)
Long term debt                                                                              -                      (9,324)
                                                                                     --------                 -----------
Total                                                                                $ 57,003                 $   247,199
                                                                                     ========                 ===========

7.  EARNINGS PER COMMON SHARE:
    -------------------------

    A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                          Three Months             Six Months
                                                         Ended June 30,          Ended June 30,
   (In thousands except per share data)                     2000        1999       2000        1999
                                                      ---------    -------   ---------    -------
Basic earnings per share:
Net (loss) income applicable to common shares         ($106,777)   $10,760   ($104,846)   $17,166
                                                      =========    =======   =========    =======

Weighted average common shares outstanding               29,526     29,174      29,494     29,211
                                                      =========    =======   =========    =======

Basic earnings per share of common stock                 ($3.62)   $  0.37      ($3.55)   $  0.59
                                                      =========    =======   =========    =======

Diluted earnings per share:
Net (loss) income applicable to common shares         ($106,777)   $10,760   ($104,846)   $17,166
                                                      =========    =======   =========    =======

Weighted average common shares outstanding               29,526     29,174      29,494     29,211
Dilutive effect of stock options                             30        170          78        228
                                                      ---------    -------   ---------    -------
Weighted average common shares including
      dilutive effect of stock options                   29,556     29,344      29,572     29,439
                                                      =========    =======   =========    =======

Diluted earnings per share of common stock               ($3.61)   $  0.37      ($3.55)   $  0.58
                                                      =========    =======   =========    =======

    Excluding the nonrecurring impairment charge of $150 million, both basic and diluted earnings per share were ($0.26) for the three months ended June 30, 2000 and were both ($0.20) for the six months ended June 30, 2000.

    Options to purchase approximately 3.1 million shares of common stock (at prices ranging from $6.38 to $40.75 per share) and 2.4 million shares of common stock (at prices ranging from $7.63 to $40.75 per share) were outstanding during the three and six months ended June 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. Options to purchase approximately 2.4 million shares of common stock (at prices ranging from $9.94 to $40.75 per share) and 1.7 million shares of common stock (at prices ranging from $12.47 to $40.75 per share) were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. These options, which expire ten years from the date of grant, were still outstanding as of June 30, 2000.

8.  SEGMENT INFORMATION:
    -------------------

    As a result of our restructuring plan in late 1999, as discussed in Note 5, we determined that our eSolutions business was fundamentally different than the other components of our Professional/IT segment and we began managing the eSolutions segment as an autonomous business unit beginning in 2000. Accordingly, in January 2000, we began disaggregating the results of our eSolutions business unit and reviewing those results separately. These operations had previously been included in our Professional/IT segment. As a result of this change in operating strategy, we reevaluated the estimated useful life for the intangibles associated with our acquisition of Edgewater. Based on an independent valuation, we have reduced the amortization period from 30 years to 10 years for these intangibles. This change was effective January 1, 2000 and resulted in increased quarterly amortization expense of approximately $0.6 million.

    We segment our operations based upon differences in services provided. Our Professional/IT segment provides staffing, consulting, technical and support services primarily in the areas of finance, accounting, information technology and legal services. Our eSolutions segment provides eCommerce software solutions, consulting and development services. The "corporate" column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other expenses not allocated to the segments.

    The accounting policies used in measuring segment assets and operating results are the same as those described in Note 2 to our audited financial statements and notes thereto included in our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000. We evaluate performance of the segments based on segment operating income, excluding corporate overhead. We do not have any significant intersegment sales or transfers. Revenues and property and equipment for all periods presented are from operations in the United States.

    The results of the business segments as of and for the three and six months ended June 30, 2000 and 1999 are as follows:


                                         Professional/
                                          Information                            Consolidated
(In thousands)                             Technology    eSoltuions  Corporate      Totals
                                         --------------  ----------  ----------  -------------

Three Months Ended June 30, 2000
Service revenues                             $  57,072      $ 7,968    $     -      $  65,040
Earnings before interest, taxes,
 depreciation and amortization                (146,062)       1,460     (3,563)      (148,165)
Depreciation and amortization                    2,568        1,090         53          3,711
Operating income                              (148,630)         370     (3,616)      (151,876)
Capital expenditures                               507          235         68            810
Total assets of continuing operations          148,814       48,085     57,480        254,379

Three Months Ended June 30, 1999
Service revenues                             $  81,136      $ 4,959    $     -      $  86,095
Earnings before interest, taxes,
 depreciation and amortization                  11,195        1,551     (2,016)        10,730
Depreciation and amortization                    2,569          198        225          2,992
Operating income                                 8,626        1,353     (2,241)         7,738
Capital expenditures                               408            -        352            760
Total assets of continuing operations          310,459       19,797     41,491        371,747

Six Months Ended June 30, 2000
Service revenues                             $ 121,186      $15,055    $     -      $ 136,241
Earnings before interest, taxes,
 depreciation and amortization                (141,247)       2,881     (6,284)      (144,650)
Depreciation and amortization                    5,226        2,157        316          7,699
Operating income                              (146,473)         724     (6,600)      (152,349)
Capital expenditures                               781          391        210          1,382

Six Months Ended June 30, 1999
Service revenues                             $ 157,984      $ 4,959    $     -      $ 162,943
Earnings before interest, taxes,
 depreciation and amortization                  20,389        1,551     (2,994)        18,946
Depreciation and amortization                    5,032          198        409          5,639
Operating income                                15,357        1,353     (3,403)        13,307
Capital expenditures                               901            -        715          1,616


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Our services are provided through two segments: eSolutions and Professional/IT. Our eSolutions segment provides eCommerce software solutions, consulting and web development, as well as outsourcing to help companies convert to an Internet business model. The Professional/IT segment provides staffing, recruitment (placement), consulting, technical support and solutions services primarily in the areas of IT, finance, accounting, pharmaceutical, and legal services. Our services are provided through our network of 49 offices located in 23 states.

    Revenues are recognized upon the performance of services. In the Professional/IT segment, we generally compensate our associates and consultants only for hours actually worked and, therefore, wages of associates and consultants are a variable cost that increase or decrease as revenues increase or decrease. However, we do have associates and consultants in our eSolutions and Professional/IT segments that are full-time, salaried employees who are paid even when not engaged in staffing or consulting. Cost of services primarily consists of wages paid to associates and consultants, payroll taxes, workers' compensation, insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, IT systems and communications expenses.

    During the first quarter of 1999, market values for publicly traded staffing companies began to decline. For many staffing companies, this trend subsequently continued or deteriorated further and was compounded by a slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for companies like StaffMark. In response to these developments and with guidance from our financial advisor Credit Suisse First Boston, we began to explore strategic alternatives for each of our business platforms in an effort to maximize stockholder value.

    After evaluating our traditional businesses, our eSolutions business and our debt levels, management and the Board of Directors chose to focus future growth initiatives on our eSolutions business, Edgewater. To further these objectives, we sold our Commercial segment (including assets, liabilities and the "StaffMark" name) to Stephens Group, Inc. for approximately $190.1 million in cash before fees, expenses and taxes on June 29, 2000. Simultaneous with the closing of this sale, we changed our name to "Edgewater Technology, Inc." and our stock symbol to "EDGW."

    On July 6, 2000, an IPO of our former indirectly wholly-owned subsidiary, Robert Walters, was completed on the London Stock Exchange. As a result of the IPO, we received approximately $199.2 million in total gross proceeds before offering commissions, fees and expenses. We no longer have any equity interest in Robert Walters.

    We continue to work with Credit Suisse First Boston in evaluating strategic alternatives for each of the three non-eSolutions platform companies that comprise our Professional/IT segment: IntelliMark (providing traditional IT staffing and solutions), ClinForce (providing staffing services for clinical trial clients, especially pharmaceutical companies), and Strategic Legal Resources (providing legal staffing support for corporations and legal firms). We have also retained Banc of America Securities to evaluate and recommend an optimal capital structure for Edgewater (as a pure-play eSolutions company) and to advise us on its positioning relative to its eSolutions peer group. We believe our initiatives should position Edgewater to effectively execute its growth plan, enhance Edgewater's branding and recruiting efforts and allow it to compete more effectively with its pure-play public competitors. Assuming a successful completion of the Professional/IT divestitures, the corporate offices will be resized appropriately and moved to Edgewater's existing operations in Wakefield, Massachusetts with the eSolutions business being our only operating platform.

    Edgewater is a full-service provider of eBusiness solutions and has developed a solid service model and approach which includes: (1) eStrategy - consulting services that aid clients in translating business goals into eSolutions strategies that take full advantage of Internet technologies to maximize market share and profitability; (2) eSolutions - development of customer eSolutions applications that fully integrate the client's Web presences, customer service and back-office legacy systems including fulfillment, procurement and financial; and (3) Internet Outsourcing - provide a spectrum of services ranging from enhanced site hosting through semi-custom and custom integrated Application Service Provision ("ASP"), completed with total Internet application outsourcing.

    To best take advantage of the current market growth and to set the company apart from service providers in the industry, Edgewater has focused its strategy around five principles: (1) Middle Market - targeting the under-served middle market that just now is contemplating an Internet strategy; (2) Emerging Internet Businesses - assisting venture stage and emerging Web enterprises; (3) Internet Outsourcing - offering post-deployment support, maintenance and 24x7 hour monitoring; (4) Second-Tier City Presence - supplementing our recruiting strategy by tapping into technical talent that is not necessarily found in major metropolitan areas. Edgewater has already begun to expand nationally and has set up solution centers in several second-tier cities and plans to leverage Internet and telecommunication technologies to create a "virtual development" capability; and (5) B2B and B2C Market - building and deploying high-volume, highly scalable systems along with integrating a host of legacy systems.

    In our eSolutions segment, our eSolutions subsidiary, Edgewater, adopted a stock option plan for employees and consultants of Edgewater (the "Subsidiary Plan"). The purpose of the Subsidiary Plan is to aid Edgewater in attracting and retaining employees and consultants in the very competitive pure-play eSolutions space. The total amount of Edgewater common stock for which stock options may be granted under the Subsidiary Plan may not exceed 5.0 million shares of Edgewater common stock. Currently, options for approximately 2.7 million shares of Edgewater common stock have been granted under the Subsidiary Plan. Edgewater has 20 million shares of common stock outstanding, of which we own one hundred percent (100%) of such outstanding shares.

    During the second quarter 2000, we recorded a $150 million non-cash charge for the write-down of certain of the asset values of our Professional/IT segment to estimated realizable values. This write-down is largely due to a decline in the revenues of this segment and an overall decrease in market values of companies within the industry. Accordingly, the carrying values of these assets were written down to our estimates of fair value, which were based on market comparables for companies operating in similar industries.

    During the third quarter of 1999, we recorded restructuring expenses totaling approximately $3.0 million relating to the restructure of our Professional/IT segment. This change arose from management's decision during the third quarter of 1999 to redesign their sales strategy and resulting management organization. Management separated the sales and management functions between the IT staffing and end-user solutions services. As a result of this plan, approximately 80 employees were severed or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. Additionally, our IT platform in the Professional/IT segment closed 12 offices and implemented a satellite branch structure to serve certain markets where a full branch office was not required. We also implemented a new front-end system throughout the IT offices which altered branch staff requirements and reduced the need for certain positions. As a result of the above, non-recurring expenses of approximately $2.2 million for severance costs, approximately $280,000 for office closing costs, and approximately $457,000 for other costs including legal and travel expenses were recorded. In addition to costs that have been incurred, the restructure expense also includes future contractual obligations to certain severed employees which extend through September 2001.

    In conjunction with this restructuring plan, we decided to operate our eSolutions business unit as a distinct operating unit as opposed to an integrated component of the Professional/IT segment, as had been originally planned. As a result of this change in operating strategy, we reevaluated the estimated useful life for the intangibles associated with our acquisition of Edgewater. Based on an independent valuation, we have reduced the amortization period from 30 years to 10 years for these intangibles. This change was effective January 1, 2000 and resulted in increased quarterly amortization expense of approximately $0.6 million.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") is included in the following discussion because we believe the year-to-year change in EBITDA is a meaningful measure since we have historically been an acquisitive company and the non-cash expenses of depreciation and amortization have a significant impact on operating income and operating margins. EBITDA should not be construed as an alternative measure of the amount of our income or cash flows from operating activities as EBITDA excludes certain significant costs of doing business.

    The financial results for all periods presented have been restated to present the Commercial segment and Robert Walters as discontinued operations. The loss on the sale of the Commercial segment is included within discontinued operations; however, the sale of Robert Walters and its estimated pretax gain of approximately $120 million will not be recognized until the third quarter of this year since that transaction was not completed until July. The financial information provided below has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

Results For The Three and Six Months Ended June 30, 2000 Compared To Results For The Three and Six Months Ended June 30, 1999

Consolidated Results
--------------------

    Revenues. Consolidated revenues decreased $21.1 million, or 24.4%, to $65.0 million for the three months ended June 30, 2000 compared to $86.1 million for the three months ended June 30, 1999. Consolidated revenues decreased $26.7 million, or 16.4%, to $136.2 million for the six months ended June 30, 2000 compared to $162.9 million for the six months ended June 30, 1999. The primary reason for the lower revenues is the decline in demand for traditional IT staffing as companies completed preparation for Y2K and delayed spending on traditional IT projects. Demand in 2000 has moved away from the legacy systems and toward new skill sets in the Internet and in browser based systems.

    Gross Profit and SG&A. For the three months ended June 30, 2000 versus the same period in 1999, gross profit as a percentage of revenue decreased from 31.3% to 30.3%, while selling, general and administrative expenses ("SG&A") as a percentage of revenue increased from 18.8% to 27.5%. For the six months ended June 30, 2000 compared to the same period in 1999, gross profit as a percentage of revenue decreased from 30.3% to 29.8% while SG&A as a percentage of revenue increased from 18.7% to 25.9%. Unallocated corporate SG&A was $3.6 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively, and $6.1 million and $3.2 million for the six months ended June 30, 2000 and 1999, respectively. The increase in unallocated corporate SG&A was primarily a result of increased staff health costs associated with our self-insurance plan, increased rent, utilities and telephone and equipment lease costs associated with our corporate headquarters and increased professional fees primarily associated with international and domestic business and tax restructurings. We believe that many of these professional fees are one-time in nature and should yield benefits by reducing future costs.

    EBITDA. EBITDA for the three and six months ended June 30, 2000 includes the $150 million non-cash impairment charge recorded pursuant to SFAS 121, as previously discussed. EBITDA decreased $158.9 million to ($148.2) million for the three months ended June 30, 2000 as compared to $10.7 million for the three months ended June 30, 1999. EBITDA decreased $163.6 million to ($144.7) million for the six months ended June 30, 2000 as compared to $18.9 million for the six months ended June 30, 1999. EBITDA as a percentage of revenues was (227.8%) and 12.5% for the three months ended June 30, 2000 and 1999, respectively, and was (106.2%) and 11.6% for the six months ended June 30, 2000 and 1999, respectively.

    EBITDA Excluding the Impairment Charge. The following financial results exclude the $150 million non-cash impairment charge of $150 million for the three and six months ended June 30, 2000. EBITDA was $1.8 million and $5.3 million for the three and six months ended June 30, 2000, respectively. EBITDA as a percentage of revenues was 2.8% and 3.9% for the three and six months ended June 30, 2000, respectively. The decrease in EBITDA is primarily the result of the decrease in revenues and gross profit in our IntelliMark platform, as well
as increased employee expenses such as staff health costs.   EBITDA was also
effected by our planned increase in both sales and marketing expense and recruiting expense to support our eSolutions growth plans.

    Depreciation and Amortization Expense. Depreciation and amortization expense increased $718,000, or 24.0%, to $3.7 million for the three months ended June 30, 2000 as compared to $3.0 million for the three months ended June 30, 1999. Depreciation and amortization expense increased $2.1 million, or 36.5%, to $7.7 million for the six months ended June 30, 2000 as compared to $5.6 million for the six months ended June 30, 1999. This increase is primarily attributable to a change in goodwill life for Edgewater. Effective January 1, 2000, the goodwill associated with the Edgewater acquisition began being amortized over a 10 year period, as opposed to the 30 year life that was established in April 1999 when Edgewater was acquired and operated as part of the Professional/IT segment. This change, which resulted in increased quarterly amortization expense of approximately $0.6 million, was made as the result of an independent valuation when we separated eSolutions as a separate business segment.

    Operating (Loss) Income. Operating (loss) income for the three and six months ended June 30, 2000 includes the $150 million non-cash impairment charge. Operating (loss) income decreased $159.6 million to ($151.9) million for the three months ended June 30, 2000 compared to $7.7 million for the same period last year and decreased $165.7 million to ($152.3) million for the six months ended June 30, 2000 compared to $13.3 million for the six months ended June 30, 1999. Operating margins were (233.5%) and 9.0% for the three months ended June 30, 2000 and 1999, respectively, and were (111.8%) and 8.2% for the six months ended June 30, 2000 and 1999, respectively.

    Operating (Loss) Income Excluding the Impairment Charge. The following financial results exclude the $150 million non-cash impairment charge for the three and six months ended June 30, 2000. Operating losses were ($1.9) million and ($2.3) million for the three and six months ended June 30, 2000, respectively. Operating margins were (2.9%) and (1.7%) for the three and six months ended June 30, 2000, respectively. Operating (loss) income and operating margin declined due to higher SG&A and higher depreciation and amortization expense as discussed above.

    Interest Expense. We incurred interest expense of $3.0 million for the three months ended June 30, 2000 as compared to $2.5 million for the three months ended June 30, 1999. Interest expense was $6.1 million and $4.3 million for the six months ended June 30, 2000 and 1999, respectively. Interest expense in all periods is primarily related to borrowings on our Credit Facility (as defined below) to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment.

    Net (Loss) Income From Continuing Operations. Net (loss) income for the three and six months ended June 30, 2000 includes the $150 million non-cash impairment charge, as previously discussed. Net (loss) income from continuing operations decreased $105.5 million to ($102.3) million for the three months ended June 30, 2000 as compared to $3.2 million for the same period last year. Net margin from continuing operations was (157.3%) for the three months ended June 30, 2000 as compared to 3.7% for the three months ended June 30, 1999. Net income from continuing operations decreased $109.9 million to ($104.3) million for the six months ended June 30, 2000 as compared to $5.6 million for the same period in 1999. Net margin from continuing operations was (76.6%) for the six months ended June 30, 2000 as compared to 3.4% for the six months ended June 30, 1999. Exclusive of the impairment charge, net loss from continuing operations was ($3.3) million and ($5.3) million for the three and six months ended June 30, 2000, respectively. Excluding the impairment charge, net margin was (5.1%) and (3.9%) for the three and six months ended June 30, 2000, respectively.

    Net (Loss) Income Including Discontinued Operations. Net (loss) income decreased $117.5 million to ($106.8) million for the three months ended June 30, 2000 as compared to $10.8 million for the same period last year. Net income decreased $122.0 million to ($104.8) million for the six months ended June 30, 2000 as compared to $17.2 million for the same period in 1999. Exclusive of the impairment charge, net loss from continuing operations was ($7.8) million and ($5.8) million for the three and six months ended June 30, 2000, respectively.

Results for eSolutions Segment
------------------------------

    Revenues. Our eSolutions segment consists of Edgewater, which was acquired effective April 1, 1999, and as previously mentioned, beginning January 1, 2000 has been managed as a separate unit as a result of the Professional/IT restructuring initiated in the third quarter of 1999. Accordingly, this business unit has been reported as a separate segment. Revenue for the eSolutions segment increased $3.0 million, or 60.7%, to $8.0 million for the three months ended June 30, 2000 compared to $5.0 for the three months ended June 30, 1999. Revenues for the eSolutions segment were $15.1 million for the six months ended June 30, 2000.

    EBITDA. EBITDA decreased $91,000 to $1.5 million for the three months ended June 30, 2000 as compared to $1.6 million for the three months ended June 30, 1999. EBITDA was $2.9 million for the six months ended June 30, 2000. EBITDA as a percentage of revenues was 18.3% and 31.2% for the three months ended June 30, 2000 and 1999, respectively, and was 19.1% for the six months ended June 30, 2000. The reduction in EBITDA and EBITDA margins was due to a planned increase in both sales and marketing expense and recruiting expense to support Edgewater's growth plans.

    Operating Income. Operating income for the eSolutions segment decreased $983,000, or 72.7%, to $370,000 for the three months ended June 30, 2000 as compared to $1.4 million in the same period last year. Operating income and margins were primarily affected by increased quarterly amortization of approximately $0.6 million resulting from a change in goodwill life from 30 years to 10 years effective January 1, 2000. Operating income for the eSolutions segment was $724,000 for the six months ended June 30, 2000. The operating margin decreased from 27.3% for the three months ended June 30, 1999 to 4.6% for the three months ended June 30, 2000. The operating margin was 4.8% for the six months ended June 30, 2000.

Results for Professional/IT Segment
-----------------------------------

    Revenues. Revenues for the Professional/IT segment decreased $24.1 million, or 29.7%, to $57.1 million for the three months ended June 30, 2000 compared to $81.1 million for three months ended June 30, 1999. Revenues for the Professional/IT segment decreased $36.8 million, or 23.3%, to $121.2 million for the six months ended June 30, 2000 compared to $158.0 million for six months ended June 30, 1999. The primary cause of the decline was the 33.4% second quarter 2000 decline in revenue for IntelliMark, the traditional IT staffing and solutions platform, compared to the same period in the prior year, which resulted from a decrease in consultant headcount due to decreased demand for IT staffing.

    EBITDA. EBITDA for the three and six months ended June 30, 2000 excludes the $150 million non-cash impairment charge recorded pursuant to SFAS 121, as previously discussed. EBITDA decreased $7.3 million to $3.9 million for the three months ended June 30, 2000 as compared to $11.2 million for the three months ended June 30, 1999. EBITDA decreased $11.6 million to $8.8 million for the six months ended June 30, 2000 as compared to $20.4 million for the same period in the prior year. EBITDA as a percentage of revenues was 6.9% and 13.8% for the three months ended June 30, 2000 and 1999, respectively, and was 7.2% and 12.9% for the six months ended June 30, 2000, respectively. The EBITDA decrease is primarily the result of the decrease in revenues and gross profit from the IT staffing sector as well as SG&A remaining relatively flat on a smaller revenue base.

    Operating (Loss) Income. Including the nonrecurring $150 million impairment charge, operating (loss) income for the Professional/IT segment decreased $157.3 million to ($148.6) million for the three months ended June 30, 2000 as compared to $8.6 million for the three months ended June 30, 1999. Operating (loss) income for the Professional/IT segment decreased $161.8 million to ($146.5) million for the six months ended June 30, 2000 as compared to $15.4 million for the six months ended June 30, 1999. The operating margin for the Professional/IT segment decreased from 10.6% for the three months ended June 30, 1999 to (260.4%) for the three months ended June 30, 2000 and decreased from 9.7% for the six months ended June 30, 1999 to (120.9%) for the six months ended June 30, 2000. Excluding the nonrecurring impairment charge of $150 million, operating income was $1.4 million (2.4% of segment revenues) and $3.5 million (2.9% of segment revenues) for the three and six months ended June 30, 2000.
The reduction in operating income results from the decreased IT headcount due to reduced demand for IT staffing, as well as, higher depreciation and amortization expenses.

Liquidity and Capital Resources

    Our primary historical sources of funds are from operations, the proceeds from securities offerings, if any, and borrowings under our credit facility with a consortium of banks (the "Credit Facility"). Our principal historical uses of cash have been to fund acquisitions, working capital requirements and capital expenditures. We generally pay our associates and consultants weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

    The gross proceeds from the Commercial segment and Robert Walters transactions were used to repay our outstanding borrowings under the Credit Facility of approximately $288 million. The remaining transaction proceeds of approximately $90 million were invested in cash and short-term marketable securities. Subsequent to the closing of these transactions, the Board of Directors authorized management to initially use up to $30 million to repurchase our common stock over the course of the next twelve months (unless shortened or extended by the Board of Directors). The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

    Although all borrowings under the Credit Facility were ultimately repaid in July with proceeds from the Robert Walters transaction and the Credit Facility was terminated at that time, borrowings outstanding under the Credit Facility at June 30, 2000 were $91 million. The Credit Facility was secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first tier foreign subsidiaries. Interest on any borrowings was computed at our option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on our operating leverage ratios. We paid a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varied based on our operating leverage ratios. In May 1999, we expanded the Credit Facility from $300 million to $325 million. Additionally, during December 1999, we obtained a commitment from two members of our Credit Facility to increase our borrowing capacity for an additional $10 million through January 2000 as a buffer for unexpected Year 2000 issues. This $10 million borrowing increase was not utilized by us. On March 31, 2000, the maximum amount of borrowings under the Credit Facility reverted back to $300 million. In April 2000, we obtained a commitment from one member of our Credit Facility to increase our borrowing capacity for an additional $7.5 million through May 2000 as a buffer for unexpected costs. This $7.5 million borrowing increase was never utilized by us. The $300 million portion of the Credit Facility was scheduled to mature in August 2003. We had net payments on the Credit Facility of approximately $194.2 million and $200.1 million for the three and six months ended June 30, 2000, respectively, and net borrowings of approximately $6.2 million and $84.4 million for the three and six months ended June 30, 1999, respectively. The majority of our borrowings were used to pay the cash consideration for several of our acquisitions and for general corporate purposes.

    In 1998, we entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. In May 2000, we terminated the agreements and recognized the proceeds as an asset to be amortized over the original life of the contracts. These swaps did not have a material impact on recorded interest expense during the periods presented. In July 2000, in conjunction with the repayment and termination of the Credit Facility, we wrote off the unamortized balance and recognized a gain of approximately $1.0 million.

    Net cash provided by (used in) continuing operating activities was $8.4 million and $2.9 million for the three months ended June 30, 2000 and 1999, respectively, and $3.6 million and ($13.8) million for the six months ended June 30, 2000 and 1999, respectively. The net cash provided by (used in) continuing operating activities for the periods presented was primarily attributable to net
(loss) income and changes in operating assets and liabilities.

    Net cash provided by (used in) continuing investing activities was $201.0 million and ($19.3) million for the three months ended June 30, 2000 and 1999, respectively. Net cash provided by (used in) investing activities was $199.9 million and ($74.7) million for the six months ended June 30, 2000 and 1999, respectively. Cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of the Commercial segment and cash used in continuing investing activities was primarily attributable to cash paid for acquisitions and for additional contingent consideration paid for acquisitions completed during prior periods.

    Net cash (used in) provided by continuing financing activities was ($194.1) million and $6.2 million for the three months ended June 30, 2000 and 1999, respectively. Net cash (used in) provided by financing activities was ($200.0) million and $84.8 million for the six months ended June 30, 2000 and 1999,
respectively.   Cash used in continuing financing activities was primarily related to the repayment of borrowings under our Credit Facility. Cash provided by financing activities was primarily related to borrowings under our Credit Facility to finance several of the acquisitions and contingent consideration payments completed during these periods.

    As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents increased $9.1 million and $5.6 million for the three and six months ended June 30, 2000, respectively, and increased $300,000 and decreased $3.2 million for the three and six months ended June 30, 1999, respectively.

    We believe that our cash flows from operations and available cash will provide sufficient liquidity for our existing operations taking into account possible stock repurchases as described above. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, acquisition plans, and public or private offerings of debt or equity securities.

Discontinued Operations

    On June 29, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes which were used to repay a portion of borrowings under our Credit Facility. As part of the transaction, we sold the name "StaffMark" as that was the name used by the Commercial segment. As a result of the transaction, we changed our name to "Edgewater Technology, Inc." and our stock symbol to "EDGW."

    On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters through an IPO on the London Stock Exchange. Robert Walters had previously been a platform within our Professional/IT segment. Our two subsidiaries sold 67,200,000 ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates).
The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10,400,000 ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses. A portion of the proceeds were used to repay borrowings on our Credit Facility. The remaining proceeds will be used for general corporate purposes, to repurchase shares of our common stock and to provide capital to our eSolutions segment.

    Revenues from discontinued operations were $229.7 million and $452.8 million for the three and six months ended June 30, 2000, respectively, and were $218.2 million and $421.7 million for the three and six months ended June 30, 1999, respectively. Operating income from discontinued operations was $1.7 million and $5.7 million for the three and six months ended June 30, 2000, respectively, and was $7.5 million and $11.6 million for the three and six months ended June 30, 1999, respectively.

Special Note Regarding Forward Looking Statements

    Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our future liquidity, our IT business model and organization, Year 2000 compliance matters, operations, future growth opportunities, stock repurchases and/or the possible sale of entities comprising our Professional/IT segment. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000.

    The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute and close a sale of IntelliMark, ClinForce and/or Strategic Legal Resources to a buyer or buyers (in general or on terms acceptable to us); (2) potential miscalculations of the capital requirements, competitive and strategic positioning and growth of the eSolutions business; (3) inability to repurchase common stock on terms acceptable to us;
(4) declines in demand for placement (permanent or temporary) of staffing or solutions services; (5) changes in industry trends, such as changes in the demand for or supply of professional/information technology staffing or e-solutions personnel, whether on a temporary or permanent placement basis; (6) adverse developments involving debt, equity, currency or technology market conditions; (7) failure to obtain new customers or retain significant existing customers; (8) loss of key executives; (9) general economic and business conditions (whether foreign, national, state or local) which include but are not limited to changes in interest or currency exchange rates; (10) adverse results in litigation matters; and/or (11) changes in industry trends and technologies such as changes in the conduct of the business through the Internet and other similar mediums of exchange and changes in demand for commercial or professional IT staffing personnel, whether on a temporary or permanent placement basis. Actual events or results may differ materially. These factors may cause our actual results to differ materially from any forward-looking statements.

    Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the three months ended June 30, 2000, we did not enter into new arrangements, or modify existing arrangements, concerning market risk. For a description of such existing arrangements, see Notes 8 and 9 to our audited financial statements filed as part of our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Foreign Currency Translation."

                                    PART II

Item 1. Legal Proceedings

    From March 12, 1999 through April 22, 1999, John A. Jennen, Richard A. Watson, Rick W. Johnson, Edward D. LaFrance and Trust Equity Advisors Plus, LLC, each purporting to act on behalf of a class of our stockholders, filed complaints against us in the United States District Court for the Eastern District (in the case of each plaintiff except Mr. LaFrance) and Western District (in the case of Mr. LaFrance) of Arkansas, alleging that StaffMark, one of its officer/directors and one of its officers, violated the federal securities laws, and seeks unspecified compensatory and other damages. By order entered May 6, 1999, the four cases pending in the Eastern District of Arkansas were consolidated into one action, and on July 15, 1999, the LaFrance action in the Western District of Arkansas was transferred to the Eastern District to be consolidated with the other four cases. On November 10, 1999, the Court appointed lead plaintiff and approved lead counsel, and the lead plaintiffs filed their consolidated complaint on January 11, 2000, which supercedes all other complaints. The consolidated complaint names us and one of our officer/directors as defendants. It purports to be filed on behalf of all purchasers of our securities between February 3, 1998 and March 2, 1999, and alleges violations of the federal securities law and seeks unspecified damages. We filed a motion to dismiss the consolidated complaint on March 31, 2000 and on May 31, 2000, the lead plantiffs filed a response to our motion to dismiss. On June 29, 2000, the Court issued a Memorandum Opinion and Order (the "Order") dismissing most of the allegations in the consolidated complaint. As to the remaining allegations in the consolidated complaint following the Order, on July 12, 2000, we filed a motion for partial reconsideration to dismiss the remaining allegations. The lead plantiffs filed a response to our partial reconsideration motion on July 24, 2000 and we filed a reply motion to the response by the lead plaintiffs on July 26, 2000. The Court has not yet ruled on this motion. Pending the outcome of this motion, our answer to the consolidated complaint as to the remaining allegations is due on August 14, 2000. We believe that this complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our 2000 Annual Meeting of Stockholders on May 22, 2000 (the "Meeting"). Our stockholders elected eight (8) Directors to serve until the 2001 Annual Meeting or until their successors are duly elected and qualified and ratified and approved the StaffMark, Inc. (n/k/a Edgewater Technology, Inc.) 1999 Employee Stock Purchase Plan. Of the 29,475,842 shares of outstanding common stock entitled to vote at the Meeting, 22,780,498 shares, or approximately 77% of the shares entitled to vote, were represented either in person or by proxy at the Meeting. The stockholders voted on and approved the matters described below, with the voting results therein noted at the Meeting:

                Matter 1. - Election of Directors
         ------------------------------------------------------------------------
                                                                       Authority
                    Name                          For                   Withheld
         ------------------------            ------------            ------------

           W. David Bartholomew                20,904,876               1,875,622
           Clete T. Brewer                     20,701,124               2,079,374
           Stephen R. Bova                     20,879,594               1,900,904
           Michael R. Loeb                     21,069,686               1,710,812
           William J. Lynch                    21,070,601               1,709,897
           Bob L. Martin                       21,069,201               1,711,297
           R. Clayton McWhorter                21,085,503               1,694,995
           Charles A. Sanders,                 21,080,206               1,700,292
           M.D.


          Matter 2. - Ratification and Approval
          of the StaffMark, Inc. 1999 Employee Stock
          Purchase Plan
         -----------------------------------------------

           Shares Voted For                   21,002,200
           Shares Voted Against                1,607,427
           Abstentions                           150,871

    No other matters to be voted upon were brought before the Meeting. On July 5, 2000, Mr. Bartholomew resigned from our Board of Directors. Following the sale of the Commercial segment, Mr. Bartholomew became the President and Chief Executive Officer of the Commercial segment that is now owned by affiliate entities of Stephens Group, Inc. Following Mr. Bartholomew's resignation, the number of Director seats on our Board was reduced to seven, which are held by the other seven Directors elected at the Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

      11.1  Statement re: computation of per share earnings, reference is made to Note 7 of the
            Edgewater Technology, Inc. Consolidated Financial Statements contained in this Form
            10-Q.

      27.1  Financial Data Schedule for the three months ended June 30, 2000, submitted to the
            Commission in electronic format.


   (b) Reports on Form 8-K

   1. A Form 8-K was filed with the Commission on April 27, 2000 relating to our press release which was disseminated publicly on April 27, 2000.

   2. A Form 8-K was filed with the Commission on May 17, 2000 relating to our press release which was disseminated publicly on May 17, 2000.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EDGEWATER TECHNOLOGY, INC.

Date: August 14, 2000                   /s/ CLETE T. BREWER
                                        ------------------------------------
                                        Clete T. Brewer
                                        Chief Executive Officer and Chairman

Date: August 14, 2000                   /s/ TERRY C. BELLORA
                                        ------------------------------------
                                        Terry C. Bellora
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

     Exhibit
     Number                     Description
     -------                    -----------

      27.1  Financial Data Schedule for the three months ended June 30, 2000, submitted to the
            Commission in electronic format.