Form 10-Q
period 2000-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2000-11-14
CIK 1017968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

    (Mark One)

    [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

    [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 13, 2000 was 28,692,766.

                          EDGEWATER TECHNOLOGY, INC.
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

                                                                                                           Index
                                                                                                           -----
PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements

 Consolidated Financial Statements
     Consolidated Statements of Income                                                                       3
     Consolidated Balance Sheets                                                                             4
     Consolidated Statements of Cash Flows                                                                   5
     Notes to Consolidated Financial Statements                                                              7

 Item 2 --  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Background                                                                                             14
     Discontinued Operations                                                                                14
     Edgewater Strategy                                                                                     15
     Overview                                                                                               16
     Results for the Three and Nine Months Ended September 30, 2000 Compared to
       Results for the Three and Nine Months Ended September 30, 1999                                       17
     Liquidity and Capital Resources                                                                        20
     Special Note Regarding Forward Looking Statements                                                      21

 Item 3 --  Quantitative and Qualitative Disclosures
            About Market Risk                                                                               22

PART II - OTHER INFORMATION

 Item 1 --  Legal Proceedings                                                                               22
 Item 2 --  Changes in Securities and Use of Proceeds                                                       22
 Item 4 --  Submission of Matters to a Vote of Security Holders                                             22
 Item 6 --  Exhibits and Reports on Form 8-K                                                                23
   (a)  Exhibits

   (b)  Reports on Form 8-K

 Signatures                                                                                                 23

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                     (In Thousands Except Per Share Data)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                             -------------------               -----------------
                                                               2000       1999                  2000      1999
                                                             ---------  --------               --------  -------
Service revenues                                             $15,547     $11,490             $  43,969     $30,413
Cost of services                                               9,003       6,841                25,491      19,286
                                                             -------     -------             ---------     -------
                      Gross profit                             6,544       4,649                18,478      11,127
                                                             -------     -------             ---------     -------
Operating expenses:
      Selling, general and administrative                      5,055       3,838                14,656       9,953
      Depreciation and amortization                            1,246         405                 3,724         870
      Nonrecurring restructuring charge                        2,803           -                 2,803           -
                                                             -------     -------             ---------     -------
                      Operating (loss) income                 (2,560)        406                (2,705)        304
                                                             -------     -------             ---------     -------
Other expenses:
      Interest income (expense), net                             957        (553)                   35      (1,040)
      Other, net                                                 817           -                   817           -
                                                             -------     -------             ---------     -------
Loss before income taxes                                        (786)       (147)               (1,853)       (736)
Income tax benefit                                              (356)        (46)                 (710)       (258)
                                                             -------     -------             ---------     -------
  Loss from continuing operations                               (430)       (101)               (1,143)       (478)

Discontinued operations (Note 6):
  (Loss) income from operations of
   discontinued divisions                                     (7,725)      7,923              (105,637)     25,476
  Gain on sale of divisions                                   69,733           -                63,513           -
                                                             -------     -------             ---------     -------
                      Net income (loss)                      $61,578     $ 7,822              ($43,267)    $24,998
                                                             =======     =======             =========     =======
Basic earnings per share - continuing
 operations                                                   ($0.01)    $  0.00                ($0.04)     ($0.02)
                                                             =======     =======             =========     =======
Diluted earnings per share - continuing
 operations                                                   ($0.01)    $  0.00                ($0.04)     ($0.02)
                                                             =======     =======             =========     =======
Basic earnings per share                                     $  2.11     $  0.27                ($1.47)    $  0.85
                                                             =======     =======             =========     =======
Diluted earnings per share                                   $  2.11     $  0.27                ($1.47)    $  0.85
                                                             =======     =======             =========     =======

       The accompanying notes are an integral part of these statements.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (In Thousands)

                                                                    September 30,     December 31,
                                                                         2000            1999
                                                                    -------------     -----------
                                                                              (Unaudited)
                              ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                         $100,226        $ 10,594
      Accounts receivable, net                                            12,374           9,312
      Prepaid expenses and other                                           6,681           4,314
      Income tax receivable                                                    -           1,549
      Deferred income taxes                                                1,484           7,469
                                                                        --------        --------
                      Total current assets                               120,765          33,238
PROPERTY AND EQUIPMENT, net                                                2,154           3,659
INTANGIBLE ASSETS, net                                                    49,390          51,563
DEFERRED INCOME TAXES                                                     51,646               -
OTHER ASSETS                                                                 164             142
NET ASSETS HELD FOR SALE                                                  39,710         525,000
                                                                        --------        --------
                                                                        $263,829        $613,602
                                                                        ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and other accrued liabilities                    $ 14,107        $ 12,434
      Payroll and related liabilities                                      3,946           2,537
      Income tax payable                                                     501               -
                                                                        --------        --------
                      Total current liabilities                           18,554          14,971

LONG TERM DEBT                                                                 -         291,090
OTHER LONG TERM LIABILITIES                                                  238           6,255
DEFERRED INCOME TAXES                                                          -           8,237
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value; no shares issued                        -               -
        or outstanding
      Common stock, $.01 par value; 28,652,841 and 29,401,022
        shares issued and outstanding as of September 30, 2000
        and December 31, 1999                                                296             294
      Treasury stock                                                      (6,127)              -
      Paid-in capital                                                    217,604         216,279
      Retained earnings                                                   33,264          76,476
                                                                        --------        --------
                      Total stockholders' equity                         245,037         293,049
                                                                        --------        --------
                                                                        $263,829        $613,602
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

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                 (In Thousands)



                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                    --------------------------         -----------------------
                                                                       2000            1999               2000          1999
                                                                    ---------        --------          ----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $ 61,578         $  7,822          ($43,267)      $ 24,998
     Net loss (income) from discontinued operations                    7,725           (7,923)          105,637        (25,476)
     Gain on sale of divisions                                       (69,733)               -           (63,513)             -
                                                                    --------         --------          --------       --------
          Net loss from continuing operations                           (430)            (101)           (1,143)          (478)
     Adjustments to reconcile net income (loss) to net cash
       Provided by (used in) operating activities:
          Depreciation and amortization                                1,246              405             3,724            870
          Provision for bad debts                                         15                -                15
          Deferred income taxes                                       (3,853)              (3)           (3,853)         3,160
          Common stock in lieu of board fees                               -                -                70              -
          Stock option compensation expense                              231                -               231              -
          Change in operating assets and liabilities,
           net of acquisitions:
              Accounts receivable                                     (1,416)            (388)           (3,078)         5,493
              Prepaid expenses and other                                 995            1,413             1,883         (1,046)
              Other assets                                                 3              (21)              (20)          (551)
              Accounts payable and other accured liabilities           4,032           (2,915)           (2,541)         5,756
              Payroll and related liabilities                            723           (1,531)            2,425         (5,324)
              Income taxes payable                                      (580)             359             5,303           (124)
              Other long term liabilities                                 52               28            (6,017)          (538)
              Other, net                                                  30                8             1,875             37
                                                                    --------         --------          --------       --------
Net cash provided by (used in) continuing operating activities         1,048           (2,746)           (1,126)         7,255
                                                                    --------         --------          --------       --------
Net cash used in discontinued operating activities                    (4,045)          (2,786)           (1,062)        (9,321)
                                                                    --------         --------          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of businesses                                198,774                -           402,895              -
     Acquisition of businesses, net of cash acquired                    (237)         (26,134)           (4,236)       (55,408)
     Capital expenditures                                               (421)            (164)             (941)          (492)
                                                                    --------         --------          --------       --------
Net cash provided by (used in) continuing investing activities       198,116          (26,298)          397,718        (55,900)
                                                                    --------         --------          --------       --------
Net cash used in discontinued investing activities                    (2,064)          (3,899)           (5,970)       (73,936)
                                                                    --------         --------          --------       --------

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------
                                  (Unaudited)
                                (In Thousands)

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                     ----------------------------  ---------------------------
                                                                         2000           1999           2000             1999
                                                                     ------------  --------------  --------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                         $  1,545         $ 62,770      $  59,145        $ 232,519
    Payments on borrowings                                            (92,545)         (31,420)      (350,235)        (118,649)
    Proceeds from stock option exercises                                    -               90             66            1,078
    Purchases of treasury stock                                        (6,127)               -         (6,127)               -
                                                                     --------         --------      ---------        ---------
Net cash (used in) provided by continuing financing activities        (97,127)          31,440       (297,151)         114,948
                                                                     --------         --------      ---------        ---------
Net cash (used in) provided by discontinued financing activities            -           (4,784)             -            6,441
                                                                     --------         --------      ---------        ---------

Effect of foreign currency translation on cash and cash                     -              198              -           (1,517)
 equivalents
Net increase (decrease) in cash and cash equivalents                   95,928           (8,875)        92,409          (12,030)
CASH AND CASH EQUIVALENTS, beginning of period                            313            9,656          3,832           12,811
CASH AND CASH EQUIVALENTS, discontinued operations                      3,985             (427)         3,985             (427)
                                                                     --------         --------      ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                             $100,226         $    354      $ 100,226        $     354
                                                                     ========         ========      =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                   $    867         $  3,819      $  10,044        $  17,202
                                                                     ========         ========      =========        =========
     Income taxes paid                                               $     79         $  1,071      $     919        $   1,438
                                                                     ========         ========      =========        =========

       The accompanying notes are an integral part of these statements.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)

1.  ORGANIZATION:
    ------------

    We (Edgewater Technology, Inc. and our subsidiaries) provide human resource and business solutions through two segments. Our eSolutions segment consists of Edgewater Technology (Delaware), Inc. ("Edgewater"), an eSolutions consulting firm acquired effective April 1, 1999. The remaining business in our Professional/Information Technology ("Professional/IT") segment is ClinForce, Inc. ("ClinForce"), which provides clinical trials support services. As discussed in Note 6, we sold our interests in our Commercial staffing segment, Robert Walters (finance and accounting staffing services) and Strategic Legal Resources (legal staffing). We have signed a non-binding letter of intent to sell our IntelliMark division (information technology staffing and solutions). Robert Walters, Strategic Legal Resources and IntelliMark were previously components of our Professional/IT segment. As a result of these transactions, the operating results for these divisions have been included in discontinued operations in the accompanying financial statements.

    In our Edgewater segment, revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and trends in client billings. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect Edgewater's gross margins. Selling, general and administrative expenses consist of sales and marketing, recruiting, human resources, and administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

    In our ClinForce segment, revenues are recognized upon the performance of services. We generally compensate our consultants and associates only for hours actually worked and, therefore, wages of consultants and associates are a variable cost that increase or decrease as revenues increase or decrease. However, we do have consultants and associates that are full-time, salaried employees who are paid even when not engaged in consulting or staffing. Cost of services primarily consists of wages paid to consultants and associates, payroll taxes, workers' compensation, insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, computer systems and communications expenses.

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

    The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 1999 StaffMark, Inc. Annual Report on Form 10-K as filed with the Commission on March 20, 2000.

    The results of operations for the three month and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control including: variability in demand for Internet and for Internet professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees.

3.  NEW PRONOUNCEMENTS:
    ------------------

    In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). This bulletin, as amended, established guidelines for revenue recognition and originally was effective for periods beginning after March 15, 2000. In June 2000, the Commission announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. We do not expect that the adoption of SAB 101 will have a material impact on our financial condition or results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25," ("FIN 44"). FIN 44 clarifies the application of APB Opinion 25 and, among other issues, clarifies the following: (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 and the effects of applying FIN 44 are recognized on a prospective basis. We do not expect the adoption will have a material impact on our financial condition or results of operations.

4.  BUSINESS TRANSACTIONS:
    ---------------------

    Effective April 1, 1999, we acquired Edgewater, a full-service provider of eSolutions located in Boston's Route 128 technology corridor. Edgewater applies its eStrategy, eSolutions and Internet outsourcing services to vertical markets such as retail, financial and asset management, healthcare, government, CRM and agriculture. Edgewater brings mission-critical eSolutions to clients primarily in the middle market.

    For the three and nine months ended September 30, 1999, consideration paid with respect to acquisitions included cash consideration paid for Edgewater, as well as contingent consideration paid to the former owners of companies acquired in previous periods. The aggregate consideration paid was $0.2 million and $4.2 million in cash for the three and nine months ended September 30, 2000, respectively, and $26.1 million and $55.4 million during the three months and nine months ended September 30, 1999, respectively. The remaining earnout for our acquisition of Edgewater has been determined as $1.2 million and will be paid in the first quarter of 2001. As this amount is fixed and determinable, it has been accrued in goodwill and accounts payable and other liabilities in the accompanying balance sheets.

5.  NONRECURRING COSTS:
    ------------------

    We periodically review the recorded value of our long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded values. During the second quarter of 2000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we recorded a $150 million non-cash charge for the write-down of the goodwill in our IntelliMark and Strategic Legal Resources divisions to estimated realizable values. This write-down was largely due to a decline in the revenues, gross profit and cash flow of these divisions and the overall decrease in market values within these industries. Accordingly, the carrying values of these assets were written down to our estimates of fair value, which were based on market comparables for companies operating in similar industries. Results for both the IntelliMark and Strategic Legal Resources divisions are included in discontinued operations in the accompanying financial statements.

    During the third quarter of 1999, we recorded restructuring expenses totaling approximately $3.0 million relating to the restructure of our IntelliMark division. This charge arose from our decision, during the third quarter of 1999, to redesign the sales strategy and resulting management organization. Our plan, which was completed during the first quarter of 2000, was to separate the sales and management functions between the IT staffing and end-user solutions services. As a result of this plan, approximately 80 employees were severed or reassigned in the restructuring process, which also involved the hiring of about 25 new IT salespeople, service specialists and managers. Additionally, IntelliMark closed 12 offices and implemented a satellite branch structure to serve certain markets where a full branch office was not required. We also implemented a new front-end system throughout the IT offices which altered branch staff requirements and reduced the need for certain positions. As a result of the above, expenses of approximately $2.2 million for severance costs, approximately $0.3 million for office closing costs, and approximately $0.5 million for other costs including legal and travel expenses were recorded in the third quarter of 1999. In addition to costs that have been incurred, the restructuring expense also includes future contractual obligations to certain severed employees which extend through September 2001. As it relates to discontinued operations, the remaining restructuring accrual of approximately $0.5 million has been included in net assets held for sale in the accompanying consolidated balance sheet.

    During the third quarter of 2000, we recorded restructuring expenses totaling approximately $2.8 million relating to our divestiture process and costs related to the consolidation and transfer of our corporate headquarters from Fayetteville, Arkansas to Wakefield, Massachusetts, where our eSolutions segment, Edgewater, is located. The move of the corporate headquarters is expected to be completed during the second quarter of 2001. Approximately 25 employees have been or will be severed as a result of this restructuring. The restructure expense included future contractual obligations to certain employees which extend through October 2001. As a result of the above, expenses of approximately $2.4 million for severance costs, $0.2 million for relocation costs and $0.2 million for facility costs were recorded in the third quarter of 2000. The following is a summary of our restructuring accrual, which has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheet:

                                            (In thousands)

    Total restructuring expenses               $ 2,803
    Cash outlays                                   (18)
                                             ---------
    Accrual at September 30, 2000              $ 2,785
                                             =========

6.  DISCONTINUED OPERATIONS:
    -----------------------

    On June 29, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name "StaffMark" as that was the name used by the Commercial segment. As a result of the transaction, we changed our name to "Edgewater Technology, Inc." and our stock symbol to "EDGW."

    On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interests in Robert Walters plc ("Robert Walters") through an initial public offering ("IPO") on the London Stock Exchange. Robert Walters had previously been our finance and accounting platform within our Professional/IT segment. Our two subsidiaries sold 67,200,000 ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10,400,000 ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses.

    On September 25, 2000, we sold all of the outstanding stock of Strategic Legal Resources, our legal staffing platform within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.25 million, of which $4.25 million is represented by a promissory note payable in January 2001.

    We have signed a non-binding letter of intent to sell our IntelliMark division, which is our IT staffing and solutions platform within our Professional/IT segment.

    During the third quarter of 2000, relating to IntelliMark and in accordance with Accounting Principles Bulletin ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," we recorded a $53.9 million non-cash charge for the write-down of the goodwill in our IntelliMark division to estimated realizable values. The effect of this adjustment is included in gain on sale of divisions in the accompanying statements of income.

    Revenues from discontinued operations were $54.0 million and $614.6 million for the three and nine months ended September 30, 2000, respectively, and were $307.7 million and $873.3 million for the three and nine months ended September 30, 1999, respectively. Operating (loss) income from discontinued operations was ($3.7) million and ($142.6) million for the three and nine months ended September 30, 2000, respectively, and was $15.7 million and $50.6 million for the three and nine months ended September 30, 1999, respectively.

    Net assets held for sale in the accompanying balance sheets represent discontinued operations for IntelliMark as of September 30, 2000 and the Commercial segment, Robert Walters, IntelliMark and Strategic Legal Resources as of December 31, 1999. Components are as follows:

                                                                 September 30,       December 31,
                  (In thousands)                                     2000                 1999
                                                               ----------------    ---------------
Cash and cash equivalents                                            ($3,985)            $ (6,876)
Accounts receivable, net                                              34,506              181,880
Prepaid expenses and other                                             2,282               12,722
Property and equipment, net                                            5,514               25,384
Intangible assets, net                                                14,077              383,824
Other assets                                                           1,281                2,641
Accumulated translation adjustment                                         -                2,572
Accounts payable and other accrued liabilities                        (5,895)             (28,543)
Payroll and related liabilities                                       (7,819)             (23,602)
Reserve for workers' compensation claims                                (251)              (9,597)
Income taxes payable                                                       -               (3,751)
Deferred tax liability                                                     -               (2,330)
Long term debt                                                             -               (9,324)
                                                                    --------             --------
Total                                                               $ 39,710             $525,000
                                                                    ========             ========

7.  EARNINGS PER COMMON SHARE:
    -------------------------

    A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
     (In thousands except per share data)                    2000                 1999               2000                1999
                                                      -----------------   ------------------   ----------------    ----------------
Basic earnings per share:
Net income (loss) applicable to common shares                   $61,578              $ 7,822           ($43,267)            $24,998
                                                      =================   ==================   ================    ================

Weighted average common shares outstanding                       29,175               29,302             29,387              29,266
                                                      =================   ==================   ================    ================

Basic earnings per share of common stock                        $  2.11              $  0.27             ($1.47)            $  0.85
                                                      =================   ==================   ================    ================

Diluted earnings per share:
Net income (loss) applicable to common shares                   $61,578              $ 7,822           ($43,267)            $24,998
                                                      =================   ==================   ================    ================

Weighted average common shares outstanding                       29,175               29,302             29,387              29,266
Dilutive effect of stock options                                     58                  217                105                 229
                                                      -----------------   ------------------   ----------------    ----------------
Weighted average common shares including
      dilutive effect of stock options                           29,233               29,519             29,492              29,495
                                                      =================   ==================   ================    ================

Diluted earnings per share of common stock                      $  2.11              $  0.27             ($1.47)            $  0.85
                                                      =================   ==================   ================    ================

    Options to purchase approximately 3.1 million shares of common stock (at prices ranging from $6.3032 to $40.31 per share) and 3.0 million shares of common stock (at prices ranging from $7.18 to $40.31 per share) were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. Options to purchase approximately 2.4 million shares of common stock (at prices ranging from $10.06 to $40.75 per share) and 2.3 million shares of common stock (at prices ranging from $11.66 to $40.75 per share) were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. These options, which expire ten years from the date of grant, were still outstanding as of September 30, 2000.

8.  SEGMENT INFORMATION:
    -------------------

    As a result of our IT restructuring plan in late 1999, as discussed in Note 5, we determined that our eSolutions business was fundamentally different than the other components of our Professional/IT segment and we began managing the eSolutions segment as an autonomous business unit beginning in 2000. Accordingly, in January 2000, we began disaggregating the results of our eSolutions business unit and reviewing those results separately. These operations had previously been included in our Professional/IT segment. As a result of this change in operating strategy, we reevaluated the estimated useful life for the intangibles associated with our acquisition of Edgewater. Based on an independent valuation at that time, we reduced the amortization period from 30 years to 10 years for these intangibles. This change was effective January 1, 2000 and resulted in increased quarterly amortization expense of approximately $0.6 million. A valuation of the remaining intangibles and its components is still pending and is expected to be finalized during the fourth quarter. Any resulting change in estimated useful life for these intangibles and the effect on amortization expense will recorded at that time.

    We segment our operations based upon differences in services provided. The remaining business in our Professional/IT segment is ClinForce, which provides clinical trial support services. Edgewater, our eSolutions segment, provides eCommerce software solutions, consulting and development services. The "corporate" column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other expenses not allocated to the segments.

    The accounting policies used in measuring segment assets and operating results are the same as those described in Note 2 to our audited financial statements and notes thereto included in our 1999 StaffMark, Inc. Annual Report on Form 10-K as filed with the Commission on March 20, 2000. We evaluate performance of the segments based on segment operating income, excluding corporate overhead. We do not have any significant intersegment sales or transfers. Revenues and property and equipment for all periods presented are from operations in the United States.

    The results of the business segments as of and for the three and nine months ended September 30, 2000 and 1999 are as follows:


                                                                           Consolidated
(In thousands)                           ClinForce  Edgewater  Corporate      Totals
                                         ---------  ---------  ----------  -------------

Three Months Ended September 30, 2000
Service revenues                           $ 7,187    $ 8,360   $      -       $ 15,547
Earnings before interest, taxes,
 depreciation and amortization               1,122      1,531     (3,967)        (1,314)
Depreciation and amortization                  142      1,104          -          1,246
Operating income                               980        427     (3,967)        (2,560)
Capital expenditures                             6        390         25            421
Total assets of continuing operations       15,690     48,596    159,833        224,119

Three Months Ended September 30, 1999
Service revenues                           $ 6,418    $ 5,072   $      -       $ 11,490
Earnings before interest, taxes,
 depreciation and amortization                 900      1,254     (1,343)           811
Depreciation and amortization                  136        255         14            405
Operating income                               764        999     (1,357)           406
Capital expenditures                            30         49         85            164
Total assets of continuing operations       16,922     46,184      7,033         70,139

Nine Months Ended September 30, 2000
Service revenues                           $20,554    $23,415   $      -       $ 43,969
Earnings before interest, taxes,
 depreciation and amortization               2,824      4,412     (6,217)         1,019
Depreciation and amortization                  418      3,261         45          3,724
Operating income                             2,406      1,151     (6,262)        (2,705)
Capital expenditures                            85        781         75            941

Nine Months Ended September 30, 1999
Service revenues                           $20,382    $10,031   $      -       $ 30,413
Earnings before interest, taxes,
 depreciation and amortization               2,651      2,805     (4,282)         1,174
Depreciation and amortization                  386        453         31            870
Operating income                             2,265      2,352     (4,313)           304
Capital expenditures                           226         49        217            492

9.  SIGNIFICANT CUSTOMERS:
    ---------------------

    The following table summarizes the revenue and accounts receivable from customers in excess of 10% of reported amounts for the periods presented:

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                     --------------------------     ----------  ---------
                                                                      2000            1999             2000        1999
                                                                     ----------  --------------     ----------  ---------
Revenue
    Synapse Group, Inc.                                               14.1%           20.7%          14.6%           16.4%
    Pfizer                                                            11.9%           15.1%             -               -
    HomeRuns.com                                                      10.9%              -           10.7%              -
    American Student Assistance                                          -               -           10.5%              -


                                                                    September 30    December 31,
                                                                       2000            1999
                                                                    ----------------------------

Accounts Receivable
    Synapse Group, Inc.                                                 24.0%           22.2%
    Pfizer                                                                 -               -
    HomeRuns.com                                                           -               -
    American Student Assistance                                            -               -


10. RELATED PARTY
    -------------

    Mr. Michael R. Loeb is the President and Chief Executive Officer of Synapse Group, Inc., a significant customer. Mr. Loeb is an outside member of our Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

    During the first quarter of 1999, market values for publicly traded staffing companies began to decline. For many staffing companies, this trend subsequently continued or deteriorated further and was compounded by a slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for staffing-based companies like us. In response to these developments and with guidance from our financial advisors, Credit Suisse First Boston, we began to explore strategic alternatives for each of our business platforms in an effort to maximize stockholder value.

    Our current operations and services are now provided through two segments:
Edgewater and ClinForce. Edgewater, our eSolutions segment, provides eCommerce software solutions, consulting and web development, as well as outsourcing to help companies convert to an Internet business model. ClinForce provides clinical trials support services.

    In our Edgewater segment, revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and trends in client billings. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect Edgewater's gross margins. Selling, general and administrative expenses consist of sales and marketing, recruiting, human resources, and administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

    In our ClinForce segment, revenues are recognized upon the performance of services. We generally compensate our consultants and associates only for hours actually worked and, therefore, wages of consultants and associates are a variable cost that increase or decrease as revenues increase or decrease. However, we do have consultants and associates that are full-time, salaried employees who are paid even when not engaged in consulting or staffing. Cost of services primarily consists of wages paid to consultants and associates, payroll taxes, workers' compensation, insurance and other related employee benefits. Selling, general and administrative expenses are comprised primarily of administrative salaries and benefits, marketing, rent, recruitment, training, computer systems and communications expenses.

Discontinued Operations

    On June 29, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name "StaffMark" as that was the name used by the Commercial segment. As a result of the transaction, we changed our name to "Edgewater Technology, Inc." and our stock symbol to "EDGW."

    On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters through an IPO on the London Stock Exchange. Robert Walters had previously been a platform within our Professional/IT segment. Our two subsidiaries sold 67,200,000 ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates).
The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10,400,000 ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses. The remaining proceeds will be used for general corporate purposes, to repurchase shares of our common stock, to provide capital to our eSolutions segment and to return value to our stockholders through an issuer tender offer or some other form of distribution.

    On September 25, 2000, we sold all of the outstanding stock of Strategic Legal Resources, our legal staffing division within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.25 million, of which $4.25 million is represented by a promissory note payable in 120 days.

    We have signed a non-binding letter of intent to sell our IntelliMark division, which is our IT staffing and solutions platform.

    Revenues from discontinued operations were $54.0 million and $614.6 million for the three and nine months ended September 30, 2000, respectively, and were $307.7 million and $873.3 million for the three and nine months ended September 30, 1999, respectively. Operating (loss) income from discontinued operations was ($3.7) million and ($142.6) million for the three and nine months ended September 30, 2000, respectively, and was $15.7 million and $50.6 million for the three and nine months ended September 30, 1999, respectively.

Edgewater Strategy

    We have retained Banc of America Securities to evaluate and recommend an optimal capital structure for our company as a pure-play eSolutions company, to advise us on its positioning Edgewater relative to our eSolutions peer group and to identify our best strategic alternatives going forward. We believe our initiatives should better enable Edgewater to effectively execute its growth plan, enhance Edgewater's branding and recruiting efforts and allow it to compete more effectively with its pure-play public competitors.

    Edgewater is a full-service provider of eBusiness solutions and has developed a service model and approach which includes: (1) eStrategy - consulting services that aid clients in translating business goals into eSolutions strategies taking full advantage of Internet technologies; (2) eSolutions - development of customer eSolutions applications that fully integrate the client's Web presences, customer service and back-office legacy systems including fulfillment, procurement and financial; and (3) Internet Outsourcing - providing a spectrum of services ranging from enhanced site hosting through semi-custom and custom integrated Application Service Provision, completed with total Internet application outsourcing.

    To best take advantage of the current market growth and to set the company apart from service providers in the industry, Edgewater has focused its strategy around five principles: (1) Middle Market - targeting the under-served middle market; (2) Emerging Internet Businesses - assisting venture stage and emerging Web enterprises; (3) Internet Outsourcing - offering post-deployment support, maintenance and 24x7 hour monitoring; (4) Second-Tier City Presence - supplementing our recruiting strategy by tapping into technical talent that is not necessarily found in major metropolitan areas. Edgewater has already begun to expand nationally and has set up solution centers in several second-tier cities and plans to leverage Internet and telecommunication technologies to create a "virtual development" capability; and (5) B2B and B2C Market - building and deploying high-volume, highly scalable systems along with integrating a host of legacy systems.

Overview

    In February 2000, we adopted a subsidiary stock option plan (the "Subsidiary Plan") for employees and consultants of Edgewater, our eSolutions segment. The purpose of the Subsidiary Plan was to aid Edgewater in attracting and retaining employees and consultants in the very competitive pure-play eSolutions space. The total amount of Edgewater common stock for which stock options could be granted under the Subsidiary Plan could not exceed 5.0 million shares of Edgewater common stock. In August 2000, the Subsidiary Plan and the 2.9 million options that had been granted under this Subsidiary Plan were terminated. We created a new parent company stock option plan (the "Parent Plan") which excludes grants for directors and officers and for which stock option grants may not exceed 4.0 million shares of our common stock. On August 31, 2000, we granted 1.8 million stock options under the Parent Plan to employees and consultants that previously had been granted options under the Subsidiary Plan and we granted 1.1 million stock options under our Amended and Restated 1996 Edgewater Stock Option Plan to officers that previously had been granted options under the Subsidiary Plan. As a result of these grants, we recorded a one-time compensation expense charge of $0.2 million.

    During the third quarter of 2000, we recorded restructuring expenses totaling approximately $2.8 million relating to our divestiture process and costs related to the consolidation and transfer of our corporate headquarters from Fayetteville, Arkansas to Wakefield, Massachusetts, where our eSolutions segment, Edgewater, is located. The move of the corporate headquarters is expected to be completed during the second quarter of 2001. Approximately 25 employees have been or will be severed as a result of this restructuring. The restructure expense included future contractual obligations to certain employees which extend through October 2001. As a result of the above, expenses of approximately $2.4 million for severance costs, $0.2 million for relocation costs and $0.2 million for facility costs were recorded in the third quarter of 2000.

    As a result of our change in operating strategy in late 1999, we reevaluated the estimated useful life for the intangibles associated with our acquisition of Edgewater. Based on an independent valuation in late 1999, we reduced the amortization period from 30 years to 10 years for these intangibles. This change was effective January 1, 2000 and resulted in increased quarterly amortization expense of approximately $0.6 million. A valuation of the remaining intangibles and its components is still pending and is expected to be finalized during the fourth quarter. Any resulting change in estimated useful life for these intangibles and the effect on amortization expense will recorded at that time.

    EBITDA is included in the following discussion because we believe the year-to-year change in EBITDA is a meaningful measure since the non-cash expenses of depreciation and amortization have a significant impact on operating income and operating margins. EBITDA should not be construed as an alternative measure of the amount of our income or cash flows from operating activities as EBITDA excludes certain significant costs of doing business.

    The financial results for all periods presented have been restated to present the Commercial segment, Robert Walters, IntelliMark and Strategic Legal Resources as discontinued operations. The financial information provided below has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

Results For The Three and Nine Months Ended September 30, 2000 Compared To Results For The Three and Nine Months Ended September 30, 1999

Consolidated Results
--------------------

    Revenues. Consolidated revenues increased $4.0 million, or 35.3%, to $15.5 million for the three months ended September 30, 2000 compared to $11.5 million for the three months ended September 30, 1999. Consolidated revenues increased $13.6 million, or 44.6%, to $44.0 million for the nine months ended September 30, 2000 compared $30.4 million for the nine months ended September 30, 1999. The primary reason for these increases is higher revenues at Edgewater, our eSolutions division, which we acquired effective April 1, 1999.

    Gross Profit and SG&A. For the three months ended September 30, 2000 versus the same period in 1999, gross profit as a percentage of revenue increased from 40.5% to 42.1%. Gross profit as a percentage of revenue increased from 36.6% for the nine months ended September 30, 1999 to 42.0% for the nine months ended September 30, 2000. The primary reason for the increased gross margins was increased permanent placement fees and the inclusion of Edgewater for the entire period in 2000. Excluding the $2.8 million nonrecurring restructure charge incurred during the third quarter 2000, selling, general and administrative expenses ("SG&A") as a percentage of revenue was 32.5% and 33.4% for the three months ended September 30, 2000 and 1999, respectively, and was 33.3% and 32.7% for the nine months ended September 30, 2000 and 1999, respectively. Including the $2.8 million nonrecurring restructure charge, SG&A as a percentage of revenue was 50.5% and 39.7% for the three and nine months ended September 30, 2000. Unallocated corporate SG&A was $1.2 million ($4.0 million with the restructure charge) and $1.3 million for the three months ended September 30, 2000 and 1999, respectively, and $3.5 million ($6.3 million with the restructure charge) and $4.3 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in unallocated corporate SG&A was primarily a result of decreased headcount, decreased staff health costs associated with our self-insurance plan, decreased rent, utilities and telephone and equipment lease costs associated with our corporate headquarters and lower professional fees.

    EBITDA. EBITDA decreased $2.1 million to ($1.3) million for the three months ended September 30, 2000 as compared to $0.8 million for the three months ended September 30, 1999. EBITDA decreased $0.2 million to $1.0 million for the nine months ended September 30, 2000 as compared to $1.2 million for the nine months ended September 30, 1999. EBITDA as a percentage of revenues was (8.5%) and 7.1% for the three months ended September 30, 2000 and 1999, respectively, and was 2.3% and 3.9% for the nine months ended September 30, 2000 and 1999, respectively.

    EBITDA Excluding the Restructure Charge. The following financial results exclude the $2.8 million restructure charge for the three and nine months ended September 30, 2000, as previously discussed. EBITDA was $1.5 million and $3.8 million for the three and nine months ended September 30, 2000, respectively. EBITDA as a percentage of revenues was 9.6% and 8.7% for the three and nine months ended September 30, 2000, respectively. The increase in EBITDA over the prior year is primarily the result of the increased revenues at Edgewater, our eSolutions division, which was acquired effective April 1, 1999. EBITDA as a percentage of revenue reduced in the current year as a result of our planned increase in consultants as well as planned increases in sales, marketing and recruiting expenses to support our eSolutions growth plans.

    Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.8 million, or 207.7%, to $1.2 million for the three months ended September 30, 2000 as compared to $0.4 million for the three months ended September 30, 1999. Depreciation and amortization expense increased $2.8 million, or 328.2%, to $3.7 million for the nine months ended September 30, 2000 as compared to $0.9 million for the nine months ended September 30, 1999. This increase is primarily attributable to a change in goodwill life for Edgewater. Effective January 1, 2000, the goodwill associated with the Edgewater acquisition began being amortized over a 10 year period, as opposed to the 30 year life that was established in April 1999 when Edgewater was acquired and operated as part of the Professional/IT segment. This change, which resulted in increased quarterly amortization expense of approximately $0.6 million, was made as the result of an independent valuation when we separated eSolutions as a separate business segment.

    Operating (Loss) Income. Operating (loss) income decreased $3.0 million to ($2.6) million for the three months ended September 30, 2000 compared to $0.4 million for the same period last year and decreased $3.0 million to ($2.7) million for the nine months ended September 30, 2000 compared to $0.3 million for the nine months ended September 30, 1999. Operating margins were (16.5%) and 3.5% for the three months ended September 30, 2000 and 1999, respectively, and were (6.2%) and 1.0% for the nine months ended September 30, 2000 and 1999, respectively.

    Operating (Loss) Income Excluding the Restructure Charge. The following financial results exclude the $2.8 million restructure charge for the three and nine months ended September 30, 2000, as previously discussed. Operating income was $0.2 million and $0.1 million for the three and nine months ended September 30, 2000, respectively. Operating margins were 1.6% and 0.2% for the three and nine months ended September 30, 2000, respectively. Operating income and operating margins declined from prior year due to higher SG&A and higher depreciation and amortization expense.

    Interest Income (Expense), Net. We received net interest income of $1.0 million for the three months ended September 30, 2000 as compared to interest expense of $0.6 million for the three months ended September 30, 1999. Net interest income (expense) was $0.1 million and ($1.0) million for the nine months ended September 30, 2000 and 1999, respectively. Interest expense in all periods is primarily related to borrowings on our Credit Facility (as defined below) to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment. Using the proceeds from the sale of our various divisions, all borrowings were repaid in July 2000 and excess cash amounts have been placed in short-term investments.

    Net Income (Loss) From Continuing Operations. Net loss from continuing operations decreased $0.3 million to ($0.4) million for the three months ended September 30, 2000 as compared to ($0.1) million for the same period last year. Net margin from continuing operations was (2.8%) for the three months ended September 30, 2000 as compared to (0.9 %) for the three months ended September 30, 1999. Net loss from continuing operations decreased $0.7 million to ($1.1) million for the nine months ended September 30, 2000 as compared to ($0.5) million for the same period in 1999. Net margin from continuing operations was (2.6%) for the nine months ended September 30, 2000 as compared to (1.6%) for the nine months ended September 30, 1999. Exclusive of the restructure charge, net income from continuing operations was $1.1 million (7.1% of revenue) and $0.6 million (1.3% of revenue) for the three and nine months ended September 30, 2000, respectively.

    Net Income (Loss) Including Discontinued Operations. Net income increased $53.8 million to $61.6 million for the three months ended September 30, 2000 as compared to $7.8 million for the same period last year. We recognized a loss of $43.3 million for the nine months ended September 30, 2000 as compared to net income of $25.0 million for the same period in 1999. Results for discontinued operations for the three months ended September 30, 2000 include an after tax gain of $124.0 million for the sale of our interest in Robert Walters, an after tax loss of $6.1 million on our sale of Strategic Legal and a $53.9 million goodwill impairment charge relating to the discontinued accounting treatment of IntelliMark. Results for discontinued operations for the nine months ended September 30, 2000 include the items mentioned above as well as an after tax loss of $8.0 million on our sale of the Commercial segment and a goodwill impairment charge of $150 million relating to the discontinued operations in our Professional/IT segment.

Results for Edgewater Segment
-----------------------------

    Revenues. Our eSolutions segment, Edgewater, was acquired effective April 1, 1999, therefore, operating results for the first quarter of 1999 are not included in the results for the nine months ended September 30, 1999. Revenue for the eSolutions segment increased $3.3 million, or 64.8%, to $8.4 million for the three months ended September 30, 2000 compared to $5.1 million for the three months ended September 30, 1999. Revenues increased due to increased customers and billable headcount. Revenues for the eSolutions segment were $23.4 million and $10.0 million for the nine months ended September 30, 2000 and 1999, respectively.

    EBITDA. EBITDA increased $0.3 million to $1.5 million for the three months ended September 30, 2000 as compared to $1.2 million for the three months ended September 30, 1999. EBITDA was $4.4 million and $2.8 million for the nine months ended September 30, 2000 and 1999, respectively. EBITDA as a percentage of revenues was 18.3% and 24.7% for the three months ended September 30, 2000 and 1999, respectively, and was 18.8% and 28.0% for the nine months ended September 30, 2000 and 1999, respectively. The increase in EBITDA is due to increased revenues, while the reduction in EBITDA as a percentage of revenue is due to our planned increase in consultants as well as planned increases in sales, marketing and recruiting expenses to support our eSolutions growth plans.

    Operating Income. Operating income for the eSolutions segment decreased $0.6 million, or 57.3%, to $0.4 million for the three months ended September 30, 2000, as compared to $1.0 million in the same period last year. Operating income for the eSolutions segment was $1.2 million and $2.4 million for the nine months ended September 30, 2000 and 1999, respectively. The operating margin decreased from 19.7% for the three months ended September 30, 1999 to 5.1% for the three months ended September 30, 2000. The operating margin was 4.9% and 23.4% for the nine months ended September 30, 2000 and 1999, respectively. Operating income and margins were primarily affected by increased quarterly amortization of approximately $0.6 million resulting from a change in goodwill life from 30 years to 10 years effective January 1, 2000 and planned growth expenditures as discussed above.

Results for ClinForce Segment
-----------------------------

    Revenues. Revenues for the ClinForce segment increased $0.8 million, or 12.1%, to $7.2 million for the three months ended September 30, 2000 compared to $6.4 million for three months ended September 30, 1999. Revenues for the ClinForce segment increased $0.2 million, or 0.9%, to $20.6 million for the nine months ended September 30, 2000 compared to $20.4 million for nine months ended September 30, 1999.

    EBITDA. EBITDA increased $0.2 million to $1.1 million for the three months ended September 30, 2000 as compared to $0.9 million for the three months ended September 30, 1999. EBITDA increased $0.2 million to $2.8 million for the nine months ended September 30, 2000 as compared to $2.6 million for the same period in the prior year. EBITDA as a percentage of revenues was 15.6% and 14.0% for the three months ended September 30, 2000 and 1999, respectively, and was 13.7% and 13.0% for the nine months ended September 30, 2000, respectively. The EBITDA increase is primarily the result of increased revenues offset by slightly higher SG&A.

    Operating Income. Operating income for the ClinForce segment increased $0.2 million to $1.0 million for the three months ended September 30, 2000 as compared to $0.8 million for the three months ended September 30, 1999. Operating income for the ClinForce segment increased $0.1 million to $2.4 million for the nine months ended September 30, 2000 as compared to $2.3 million for the nine months ended September 30, 1999. The operating margin increased from 11.9% for the three months ended September 30, 1999 to 13.6% for the three months ended September 30, 2000 and increased from 11.1% for the nine months ended September 30, 1999 to 11.7% for the nine months ended September 30, 2000. The increases in operating income are primarily the result of increased revenues offset slightly by higher SG&A.

Liquidity and Capital Resources

    Our primary historical sources of funds are from operations, the proceeds from securities offerings, if any, and borrowings under our former credit facility with a consortium of banks (the "Credit Facility"). Our principal historical uses of cash have been to fund acquisitions, working capital requirements and capital expenditures. We generally pay our consultants and associates weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

    The gross proceeds from the Commercial segment and Robert Walters transactions were used to repay our outstanding borrowings under the Credit Facility of approximately $288 million. The remaining transaction proceeds of approximately $90 million were invested in cash and short-term marketable securities. The Board of Directors authorized management, subject to legal requirements, to initially use up to $30 million to repurchase our common stock over the course of the next twelve months (unless shortened or extended by the Board of Directors). Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program, we have repurchased 944,000 shares of our common stock for approximately $6.1 million.

    The Credit Facility was secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first-tier foreign subsidiaries. Interest on any borrowings was computed at our option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on our operating leverage ratios. We paid a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varied based on our operating leverage ratios. In May 1999, we expanded the Credit Facility from $300 million to $325 million. Additionally, during December 1999, we obtained a commitment from two members of our Credit Facility to increase our borrowing capacity for an additional $10 million through January 2000 as a buffer for unexpected Year 2000 issues. This $10 million borrowing increase was not utilized by us. On March 31, 2000, the maximum amount of borrowings under the Credit Facility reverted back to $300 million. In April 2000, we obtained a commitment from one member of our Credit Facility to increase our borrowing capacity for an additional $7.5 million through May 2000 as a buffer for unexpected costs. This $7.5 million borrowing increase was never utilized by us. The $300 million portion of the Credit Facility was scheduled to mature in August 2003. We had net payments on the Credit Facility of approximately $91.0 million and $291.1 million for the three and nine months ended September 30, 2000, respectively, and net borrowings of approximately $30.4 million and $113.4 million for the three and nine months ended September 30, 1999, respectively. The majority of our borrowings were used to pay the cash consideration for several of our acquisitions and for general corporate purposes. In July 2000, we paid-off all of our outstanding borrowings under the Credit Facility and terminated the Credit Facility at the same time.

    In 1998, we entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. In May 2000, we terminated the agreements and recognized the proceeds as an asset to be amortized over the original life of the contracts. These swaps did not have a material impact on recorded interest expense during the periods presented. In July 2000, in conjunction with the repayment and termination of the Credit Facility, we wrote off the unamortized balance and recognized a gain of approximately $1.0 million on these swaps in the accompanying financial statements.

    Net cash provided by (used in) continuing operating activities was $1.0 million and ($2.7) million for the three months ended September 30, 2000 and 1999, respectively, and ($1.1) million and $7.3 million for the nine months ended September 30, 2000 and 1999, respectively. The net cash provided by (used in) continuing operating activities for the periods presented was primarily attributable to net (loss) income and changes in operating assets and liabilities.

    Net cash provided by (used in) continuing investing activities was $198.1 million and ($26.3) million for the three months ended September 30, 2000 and 1999, respectively. Net cash provided by (used in) investing activities was $397.7 million and ($55.9) million for the nine months ended September 30, 2000 and 1999, respectively. Cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our various divisions and cash used in continuing investing activities was primarily attributable to cash paid for acquisitions and for additional contingent consideration paid for acquisitions completed during prior periods.

    Net cash (used in) provided by continuing financing activities was ($97.1) million and $31.4 million for the three months ended September 30, 2000 and 1999, respectively. Net cash (used in) provided by financing activities was ($297.2) million and $114.9 million for the nine months ended September 30, 2000
and 1999, respectively.   Cash used in continuing financing activities was
primarily related to the repayment of borrowings under our Credit Facility.
Cash provided by financing activities was primarily related to borrowings under our Credit Facility to finance several of the acquisitions and contingent consideration payments completed during these periods.

    As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents increased $95.9 million and $92.4 million for the three and nine months ended September 30, 2000, respectively, and decreased $8.9 million and $12.0 million for the three and nine months ended September 30, 1999, respectively.

    We believe that our cash flows from operations and available cash will provide sufficient liquidity for our existing operations taking into account the possible issuer tender offer or some other form of distribution as referenced below. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, acquisition plans, and public or private offerings of debt or equity securities.

    As of November 13, 2000, we have approximately $105 million in cash and no debt. During the fourth quarter, we plan to announce a formal program to return value to stockholders, which we expect to structure as an issuer tender offer or some other form of distribution.

Special Note Regarding Forward Looking Statements

    Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to the anticipated return of value to our stockholders through an issuer tender offer or other form of distribution, planned Edgewater unit positioning, the corporate headquarters move, competitive and strategic initiatives, potential stock repurchases, and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in our 1999 Annual Report on Form 10-K as filed with the Commission on March 20, 2000.

    The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "enable" "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) the inability to consummate a transaction involving the sale of IntelliMark; (2) inability to consummate or complete an issuer tender offer or other form of distribution to our stockholders relating to a portion of our cash; (3) potential miscalculations of the capital requirements, competitive and strategic positioning and growth of Edgewater; (4) inability to repurchase common stock on terms acceptable to us; (5) changes in industry trends, such as decline in the demand for or supply of clinical trials support services, whether on a temporary or permanent basis, or e-solutions services; (6) adverse developments involving debt, equity, currency or technology market conditions;
(7) adverse results in litigation matters; (8) failure to obtain new customers or retain significant existing customers; (9) loss of key executives; and/or
(10) general economic and business conditions (whether foreign, national, state or local) which include but are not limited to changes in interest or currency exchange rates. Actual events or results may differ materially. These factors may cause our actual results to differ materially from any forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the three months ended September 30, 2000, we did not enter into new arrangements, or modify existing arrangements, concerning market risk and we repaid all of our borrowings under our Credit Facility.

                                    PART II

Item 1. Legal Proceedings

    From March 12, 1999 through April 22, 1999, John A. Jennen, Richard A. Watson, Rick W. Johnson, Edward D. LaFrance and Trust Equity Advisors Plus, LLC, each purporting to act on behalf of a class of our stockholders, filed complaints against us in the United States District Court for the Eastern District (in the case of each plaintiff except Mr. LaFrance) and Western District (in the case of Mr. LaFrance) of Arkansas, alleging that StaffMark (now known as Edgewater Technology, Inc.), one of its officer/directors and one of its officers, violated the federal securities laws, and seeks unspecified compensatory and other damages. By order entered May 6, 1999, the four cases pending in the Eastern District of Arkansas were consolidated into one action, and on July 15, 1999, the LaFrance action in the Western District of Arkansas was transferred to the Eastern District to be consolidated with the other four cases. On November 10, 1999, the Court appointed lead plaintiff and approved lead counsel, and the lead plaintiffs filed their consolidated complaint on January 11, 2000, which supercedes all other complaints. The consolidated complaint names us and one of our officer/directors as defendants. It purports to be filed on behalf of all purchasers of our securities between February 3, 1998 and March 2, 1999, and alleges violations of the federal securities law and seeks unspecified damages. We filed a motion to dismiss the consolidated complaint on March 31, 2000 and on May 31, 2000, the lead plantiffs filed a response to our motion to dismiss. On June 29, 2000, the Court issued a Memorandum Opinion and Order (the "Order") dismissing most of the allegations in the consolidated complaint. As to the remaining allegations in the consolidated complaint following the Order, on July 12, 2000, we filed a motion for partial reconsideration to dismiss the remaining allegations. The lead plantiffs filed a response to our partial reconsideration motion on July 24, 2000 and we filed a reply motion to the response by the lead plantiffs on July 26, 2000. The Court has not yet ruled on this motion. Our answer to the consolidated complaint was filed on August 14, 2000, although no discovery has taken or will take place until the Court rules on our pending motion for partial reconsideration. We believe that this complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit.

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

        10.37  Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan.

        27.1   Financial Data Schedule for the three months ended September 30, 2000, submitted to the Commission in electronic format.



    (b) Reports on Form 8-K

    1. A Form 8-K was filed with the Commission on July 14, 2000 relating to the sale of our Commercial segment.

    2. A Form 8-K was filed with the Commission on July 26, 2000 relating to the consummation of the sale of our interest in Robert Walters.

    3. A Form 8-K was filed with the Commission on August 2, 2000 relating to the Share Rights Purchase Plan approved by our Board of Directors on July 20, 2000.

    4. A Form 8-K was filed with the Commission on September 26, 2000 relating to our press release which was disseminated publicly on September 25, 2000 for the sale of our Strategic Legal Resources division.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EDGEWATER TECHNOLOGY, INC.


Date: November 13, 2000                 /s/ CLETE T. BREWER
                                        -------------------------
                                        Clete T. Brewer
                                        Chief Executive Officer and Chairman

Date: November 13, 2000                 /s/ TERRY C. BELLORA
                                        --------------------------
                                        Terry C. Bellora
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

     Exhibit
     Number                     Description
     -------                    -----------
      10.37 Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan.

      27.1 Financial Data Schedule for the three months ended September 30, 2000, submitted to the Commission in electronic format.