Form 10-K405
period 2000-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2001-03-30
CIK 1017968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $46.2 million as of March 20, 2001.

As of March 20, 2001, the number of shares outstanding of the registrant's common stock was 12,071,716.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 6, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    Some of the statements under "Business," "Properties," "Legal Proceedings," "Market for Registrant's Common Stock and Related Stockholder Matters" and "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K (this "10-K") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future operating income, future cash flows, potential dividends, potential business combination transactions, planned eSolutions unit positioning, the corporate headquarters move, competitive and strategic initiatives, potential stock repurchases, and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in this 10-K.

    The forward-looking statements included in this 10-K relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "encourage," "opportunity," "decide," "goal," "objective," "quality," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "build," "through," "strategy," "expiration," "provide," "hope," "offer," "maximize," "meet," "allow," "strengthen," "allowed," "represent," "commitment," "lend," "create," "implement," "result," "seek," "increase," "add," "find," "establish," "pursue," "feel," "work," "perform," "make," "continue," "strike," "can," "will," "going," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) potential miscalculations of the capital requirements, competitive and strategic repositioning and growth of Edgewater's eSolutions unit; (2) inability to effect a business combination, execute upon growth objectives, pay a dividend or repurchase shares in the future on terms acceptable to us; (3) changes in industry trends, such as decline in the demand for eSolutions services, whether on a temporary or permanent basis; (4) adverse developments and volatility involving debt, equity, currency or technology market conditions; (5) the occurrence of lawsuits or adverse results in litigation matters; (6) failure to obtain new customers or retain significant existing customers; (7) loss of key executives; (8) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, changes in interest or currently exchange rates; (9) failure of the middle market and the needs of middle market enterprises for e-business services to develop as anticipated; (10) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (11) the inability to collect the $16.1 million receivable relating to the use of net operating losses to recover prior years' taxes; and/or (12) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a deferred tax asset of approximately $26.6 million in this 10-K. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility." These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

                                    PART I

ITEM 1. BUSINESS

Review of Strategic Alternatives Transactions

    During the first quarter of 1999, market values for publicly traded staffing companies such as Edgewater Technology, Inc. (then known as StaffMark, Inc.) began to decline. At that time, we (Edgewater Technology, Inc. and our subsidiaries, formerly StaffMark, Inc., incorporated in 1996) were engaged in the temporary and permanent placement and staffing services businesses, including light industrial and commercial staffing, finance and accounting staffing and placement, traditional information technology ("IT") staffing and solutions services (excluding eSolutions project work), legal staffing and placement services and clinical trials staffing and services. For many staffing companies, this downward trend subsequently continued or deteriorated further and was compounded by a Year 2000-related slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for publicly-traded entities such as Edgewater Technology, Inc.

    In response to these developments and with guidance from our financial advisor Credit Suisse First Boston, we began to explore, during the second half of 1999, strategic alternatives for each of our business platforms in an effort to maximize stockholder value. After evaluating our traditional businesses, our eSolutions business and our debt levels, management and the Board of Directors chose to take decisive action. We have undergone a comprehensive program to refocus future growth initiatives on our eSolutions business ("Edgewater") and to effect the following divestitures of each of our non-eSolutions businesses.

    Our restructuring included the following sales transactions:

    . On June 28, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name "StaffMark" as that was the name used by the Commercial segment. As a result of the transaction, we changed our name from "StaffMark, Inc." to "Edgewater Technology, Inc." and our stock symbol from "STAF" to "EDGW." The proceeds from this transaction were used to repay a portion of our outstanding borrowings under our credit facility.

    . On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters plc ("Robert Walters") through an initial public offering ("IPO") on the London Stock Exchange. Robert Walters had previously been the finance and accounting placement and staffing consultancy platform within our Professional/IT segment. Our two subsidiaries sold 67,200,000 ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10,400,000 ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses. After repaying the remaining outstanding borrowings under our credit facility, approximately $90 million was invested in short-term securities.

    . On September 22, 2000, we sold all of the outstanding stock of Strategic Legal Resources, Inc. ("Strategic Legal"), the legal staffing division within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.25 million, of which $4.25 million was represented by a promissory note that was collected in January 2001.

    . On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, Inc. ("IntelliMark"), our information technology staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for approximately $42.7 million in cash, subject to potential upward or downward post-closing adjustments.

    . On December 15, 2000, we executed a definitive agreement to sell ClinForce, Inc. ("ClinForce"), our clinical trials support services division, to Cross Country TravCorps for approximately $31.0 million in cash, subject to potential upward or downward post-closing adjustments (the "Transaction"). As the closing of the Transaction was conditioned upon our receipt of stockholder approval and the satisfaction of other customary conditions to closing, we held a Special Stockholders' Meeting on March 14, 2001, where our stockholders approved the Transaction. We consummated the Transaction and received proceeds on March 16, 2001. The operating results for ClinForce were included in continuing operations in our financial statements until we received stockholder approval (on March 14, 2001), at which time, in accordance with Emerging Issues Task Force No. 95-18, we reported ClinForce's operating results as discontinued operations, including such presentation set forth in the accompanying financial statements. In addition, nonrecurring restructuring charges of $3.8 million relating to the closing of our corporate headquarters (our former eSolutions segment headquarters office in Wakefield, Massachusetts will become our new corporate headquarters) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

    As a result of the completion of the strategic alternative transactions described above, the operating results for the Commercial segment, Robert Walters, Strategic Legal, IntelliMark and ClinForce have been included in discontinued operations in the accompanying financial statements. Since our eSolutions segment now constitutes our entire business, the remaining discussion in the business section of this 10-K is focused solely on our eSolutions business.

    For the year ended December 31, 2000, our revenues and operating loss from continuing operations were $31.5 million and $3.5 million, respectively, compared to revenues and operating loss of $15.0 million and $1.9 million, respectively, for the year ended December 31, 1999.

Recent Events

    On December 21, 2000, we commenced an issuer tender offer (the "Tender Offer"), which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at $8.00 per share (the "Tender Offer Price") for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

    On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven of our employees were murdered. As a result of this tragedy, our Wakefield office was closed during the last week of December 2000. While we were able to maintain service to our customers during this time, our revenues were lower than we previously anticipated for the fourth quarter of 2000 due to the closed offices and fewer billable consultants being available. Although the Wakefield office has since reopened, our employees' attention has largely been focused on dealing with the aftermath of the tragedy. We have provided grief counselors for the victims' families and friends, and members of our management team have been working one-on-one with the families of the victims to ensure that their needs are being met. Additionally, members of our management team have been working with our insurance and benefits providers to expedite the process of disbursing benefits. One of our top priorities at this time is to support the friends, families and co-workers of the victims through this difficult period. In this regard, we have established a memorial foundation to which donations can be sent to the "Edgewater-Wakefield Memorial Foundation, Inc.," at P.O. Box 2133, Wakefield, Massachusetts 01880-6133. The taxpayer identification number for this nonprofit corporation is 04-3542486. In light of this incident, we expect a diversion of attention, among both management and non-management employees, to continue during the near future. Due to this incident and the necessary diversion of our human resources, we could be adversely impacted in our business and results of operations for 2001.

Overview of the Edgewater eSolutions Business

    Our eSolutions business is a full-service provider of consulting and system integration services that we generally refer to throughout this document as our eSolutions business or Edgewater. We acquired this business effective April 1, 1999. Edgewater is a full service provider of e-business solutions with a particular focus on middle market enterprises. With approximately 250 employees, the eSolutions business operates six eSolutions centers located in Massachusetts, New Hampshire, Arkansas, Minnesota, North Carolina and Alabama. We focus on helping customers increase market competitiveness, improve customer business productivity, and reduce operational costs through implementation of Internet technologies. Edgewater devises systems that allow our customers to improve and expedite the processing and delivery of information to end users, allowing for quicker implementation of business strategies, easier adaptation to change, and effective delivery of results.

    Edgewater offers an end-to-end platform of e-business solutions to help organizations tackle the barriers of technology transition, including:

      (1) eStrategy -- consulting services that aid customers in translating business goals into eSolutions strategies by taking full advantage of Internet technologies. eStrategy services include analyzing a customer's market, business processes and existing technology infrastructure, evaluating both packaged and custom alternative solutions and formulating recommendations for a solution or strategy. Edgewater then provides a tactical road map that customers can implement immediately.

      (2) eSolutions -- designing, building, and deploying large-scale enterprise-wide systems. eSolutions services include developing and implementing custom applications as well as "blend-in" packaged applications to create flexible, scalable custom solutions that integrate a customer's Web presences, customer service and back-office legacy systems e-business applications.

      (3) Internet Outsourcing -- providing a spectrum of post-deployment support services, including Internet application outsourcing, site maintenance and 7x24 hour monitoring.

    The following is a representative list of customers who have engaged our services:

    - American Express                        - First Notice Systems, Inc.

    - American Student Assistance             - HomeRuns.com

    - Arthur D. Little                        - Johnson Controls

    - Astra Group                             - L.L. Bean

    - BankBoston                              - Marconi Systems

    - Blue Cross Blue Shield of Arkansas      - Northeastern University

    - Boston Biostatistics, Inc.              - Staples

    - Concentra Managed Care, Inc.            - SunGard Asset Management Systems

    - DST Belvedere                           - The Synapse Group, Inc.

    - Fidelity Investments                    - T. Rowe Price

    - The United States Postal Service

    We derive a significant portion of our revenues from large projects from a limited number of customers. In 2000, our five largest customers accounted for 72.3% of our revenues. In 1999, our five largest customers accounted for 89.6% of our revenues. For both 1999 and 2000, Synapse Group, Inc., HomeRuns.com, and American Student Assistance each accounted for greater than 10% of our revenues. Synapse Group, Inc. is considered a related party as their President and Chief Executive Officer Michael Loeb is also a member of our Board of Directors. Accounts receivable for these significant customers are on customary business terms and all December 31, 2000 balances have been collected as of March 20, 2001. For more information with respect to our significant customers, see "Item 8--Financial Statements and Supplementary Data--Note 19."

Edgewater eSolutions Core Competencies and Values

    The Edgewater eSolutions business, since its inception in 1992, has continually focused on five key core values:

      (1) Excellence in Execution-- successfully developing and deploying custom solutions that meet customers' needs;

      (2) Maintaining Strong Operational Metrics -- building a growing organization with formal processes to drive operational excellence and sustain strong metrics, such as strong and consistent utilization rates, gross margins historically over 50% and increasing consultant headcount;

      (3) Middle Market Focus -- positioning Edgewater service offerings to middle market companies, or divisions of companies, with annual revenues of between $50 million and $1 billion and organizations in under-served smaller cities through strategically positioned regional solutions centers;

      (4) Vertical Expertise -- integrating our business and technology skills to create competitive advantages for our customers among a multitude of industries; and

      (5) Technology Excellence -- utilizing innovative technology to build and deploy complex and scalable high-volume systems.

Industry Dynamics

    Businesses today are using Internet technologies to enhance operations, reduce costs, increase market competitiveness, improve customer productivity and create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the Internet to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners. In order to capitalize fully on these new opportunities, businesses need Internet-based applications that process transactions and deliver information far more effectively than static Web pages. E-business service providers possess the skills and personnel to help businesses capitalize on Internet-based opportunities.

    International Data Corporation, an independent research firm, defines e-business services as Internet services, e-customer relationship management services, e-enterprise resource management services, e-supply chain management services and e-knowledge management services. International Data Corporation expects the amounts spent on these services to grow from nearly $28 billion in 1999 to $290 billion in 2004. We believe that the needs of the middle market will be a significant factor in the overall market for e-business services.

    The broad acceptance of the Internet has created numerous opportunities for companies that are seeking growth and are challenged by highly competitive and rapidly changing markets, geographically dispersed operations and demands for increased efficiencies. Businesses are also using the Internet to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners.

    eSolutions permits companies to acquire new customers, conduct electronic commerce and consistently manage customer relationships through both new and existing application solutions. These solutions can also dramatically improve a company's ability to access, analyze and distribute important information to suppliers, business partners, employees and customers. While there are numerous benefits that may be gained by utilizing the Internet, the analysis, design and implementation of an effective eSolution requires a range of skills and expertise which few businesses possess. The successful design of eSolutions requires careful analysis and definition of the strategic implications of the Internet for a business, the creative possibilities for brand, content and user experience and the technology required to support the solution. The rapid development and launch of eSolutions further requires substantial expertise to develop and integrate new business processes with existing capabilities, to design and execute Internet marketing communications plans and to evaluate, select and implement the appropriate technologies for eSolutions.

    It is costly and inefficient for companies seeking to implement their own eSolutions to hire, train and retrain these professionals. As a result, an increasing number of businesses engage Internet professional service firms to help them design and implement eSolutions.

Market Opportunity

    The middle market, defined as companies and/or subsidiaries of large corporations with $50 million to $1 billion in revenues, is a large and growing segment of the economy. The middle market is currently under-served by providers of much needed eSolutions systems and development, and faces significant challenges in its effort to capitalize on the opportunities that the Internet offers, including:

 . The need to develop a comprehensive strategic understanding of how Internet technologies can enhance the business model;

 . The need to implement and stay abreast of new and rapidly changing technologies, frequently without the benefit of a substantial internal IT staff;

 . Significant integration and interoperability issues caused by the patchwork of legacy systems that businesses often implement without a focused
   IT strategy;

 . Greater budgetary constraints than large enterprises. The middle market typically does not have large research and development budgets, which makes it essential that the deployment of new Internet systems directly correlate to key business benefits; and

 . The need to maintain significant technological infrastructure and to support e-business applications 24 hours a day, seven days a week.

    Middle market enterprises need to get to market very quickly and often lack internal IT resources. Accordingly, they increasingly demand a single source provider of strategy, systems integration, hosting and support that is focused on their specific needs. Large traditional IT firms that provide e-business services have primarily focused their service offerings on large enterprises, such as Global 2000 companies, while largely ignoring the middle market and its unique needs. Many boutique IT service providers that direct their offerings to the middle market do not offer a comprehensive suite of services. They also frequently lack the financial resources and employees to take on full service projects or to provide follow-up support and training.

    We believe that Edgewater is uniquely positioned to serve as an effective single source provider of services to satisfy the needs of the middle market and that neither traditional IT service providers nor boutique providers currently effectively meet this demand.

Our Competitive Advantages

    Full Service Provider. Our ability to provide consulting services in combination with systems integration and application hosting provides Edgewater with a unique competitive advantage. Middle market enterprises often lack the internal IT resources needed to get to market quickly. Accordingly, they increasingly demand a single source provider of strategy, systems integration, hosting and support that is focused on their specific needs. Edgewater provides the end-to-end services, from consulting and development to implementation and hosting, that customers demand.

    Custom Hosting. Edgewater's ability to offer custom application hosting enables customers to concentrate their own resources on other development activities. In addition, it gives customers the time they need to build the knowledge base necessary for running newly established systems.

    Regional eSolutions Centers. Through the use of our regional eSolutions centers in mid-tier cities in the United States, we believe that Edgewater is able to provide high quality systems integration of e-business solutions more rapidly and cost-effectively. This allows us to hire talented professionals in these regional centers more easily than we could in major market cities, which tend to be more competitive hiring centers.

    Strategic Alliances. Edgewater has successfully established alliances with a strong group of companies, both industry leaders and well-regarded new entrants. Currently the company has alliances with Microsoft, BEA, Symbol, Sun Microsystems, Oracle, Supply Works, and Burnett Group of North Carolina. These relationships provide a range of benefits, including giving Edgewater access to training, product support and technology developed by alliance companies. By providing an accelerated path to developing expertise regarding hardware, software and applications, these alliances enable us to offer customers a more enhanced product and service offering. In addition, these alliances also provide new sales leads, co-marketing and co-branding opportunities and preferred pricing discounts on software licenses.

    Human Resources. As a service provider, Edgewater's success depends upon our ability to recruit and retain talented, experienced professionals. Through a combination of professional support, intellectual challenge, strong corporate culture and pay-for-performance compensation, we believe Edgewater attracts and retains a particularly strong group of IT professionals.

    Profitability and Deliverables Focus. In addition to the above, Edgewater believes the profitability of its eSolutions business separates it from many of its competitors. Middle market companies are fundamentally profit-driven and thoroughly research and demand a meaningful return on technology investment. We have found, in winning competitive bid proposals, that middle market companies have been greatly impressed by our historical profits focus, long-standing tenure and deliverables history, and that these factors, together with our technology expertise, have helped separate us from our competition in winning business. By adhering to a strong operational controls process and by embracing a strong project management methodology, Edgewater eSolutions has an enviable profitability and deliverables history relative to its competitors. We believe all of the foregoing are critical factors a prospective customer will consider in selecting a service provider to deploy technology and solutions that help the customer execute critical Internet-based strategies.

Business Strategy

    Our business strategy is to become the leading full service provider of both single point and full enterprise scale e-business solutions into the middle market. The middle market is under-served by providers of much-needed systems to streamline operations and reduce costs while constantly providing the technology backbone to increase revenue and market share. Edgewater implements this business strategy through the key elements described below.

    Further penetrate the underserved growing middle market. We plan to further penetrate the middle market by targeting middle market companies that are located in smaller mid-tier (as opposed to major) metropolitan markets and catering to the relatively limited IT infrastructure middle market companies (as compared to Global 2000 companies). Smaller mid-tier cities are fertile pastures for high retention and value priced consulting staff not present in the key larger metropolitan cities. Limited IT infrastructure within middle market companies facilitates Edgewater's entry into full-service custom application support and hosting offerings.

    Provide delivery and operational excellence. Edgewater's strategy builds upon nine years of proven methodology, process, and delivery excellence. This expertise is being extended into the middle market via a virtual communications web, that allows support to any customer project from any and all delivery centers. Edgewater's virtual delivery capability allows for a free-floating, highly utilized delivery staff focused by vertical industry experts and strategists with realistic travel schedules. Edgewater constantly strives to improve efficiencies, profitability, and overall performance, sometimes passing up short-lived hyper growth for consistent financial returns.

    Aggressively promote the Edgewater brand. The middle market is a large, fragmented and geographically dispersed market. To leverage our direct selling efforts and reach this market effectively, we believe it is important to build awareness of the Edgewater brand. To promote our brand, we intend to expand our corporate marketing and advertising efforts, with the specific objective of targeting senior executives of certain customer accounts. Our goal is to create national recognition of the Edgewater brand, along with our service offerings, positioning Edgewater as the leading full service provider of e-business solutions that address the specific needs of the middle market.

    Expand strategic alliances. We have established a number of working alliances with independent software vendors and Internet technology providers. These relationships provide a range of benefits, including new sales leads, co-marketing and co-branding opportunities and preferred pricing discounts on software licenses. In addition, our alliances allow us to gain access to training, product support and technology developed by the companies with which we have alliances. These relationships also provide an accelerated path to developing expertise regarding hardware, software and applications. We plan to pursue alliances with both large market leading companies as well as emerging companies.

Products, Services, Vertical Markets, Methodology and Technical Specialization

    The following table and narrative provide a brief summary of the products and services which we offer in our three product and service categories.

                           [FLOW CHART APPEARS HERE]

    eStrategy. We advise our customers on the use of e-business solutions to reach and support existing and potential customers and markets. The goal of these solutions is typically the achievement of a quantifiable, sustainable competitive advantage within a short time frame. Our strategy services include analyzing the customer's market, business processes and existing technology infrastructure, evaluating both packaged and custom alternative solutions and formulating recommendations for a solution or strategy. We provide a tactical road map that our customers can implement immediately, as opposed to the type of high-level advice that requires additional strategy planning prior to being implemented.

    eSolutions. We specialize in developing and implementing e-business applications for high transaction volume processing activities. We develop custom applications as well as blend-in packaged applications into a custom solution. We design our e-business applications to be flexible and scalable. Flexibility is critical so that our customers can easily integrate our solutions with their existing systems, upgrade solutions for technological changes and respond to developments in how business is conducted on the Internet. Scalability is also critical to our customers because they often experience significant increases in transaction volume within a short time period. In many cases, we base our development work on strategy and designs that we have developed for the customer in a strategy planning engagement.

    Internet Outsourcing. The middle market customer is asking for much more than strategy and system development. The market is demanding that a service provider offer post-deployment support, maintenance, and 7x24 hour monitoring. Edgewater has successfully met this challenge by providing renewable service contracts for systems that Edgewater has built. Edgewater services these long-term contracts through a lower cost facility in New Hampshire.

    Vertical Markets. Edgewater uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in helping organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies and deliver our products and services include: (1) financial services; (2) customer service centers; (3) transportation and logistics; (4) retail/e-tail; and (5) healthcare. We also perform some services in other vertical markets such as agriculture and emerging technologies.

    Methodology and Technical Specialization. The components of our methodology act as building blocks that are used to construct a project life cycle tailored to the needs of the individual customer's requirements. Key elements of our methodology that enables us to provide solutions are:

 .    Strategic IT Assessment and Planning - Working with senior management to identify how IT can be used as a strategic advantage.

 .    Development of the Business Case - Identifying key metrics used in establishing the Economic Value Added.

 .    Project Planning - Defining detailed plans and identifying standards and constraints.

 .    Workflow and Technical Analysis - Reviewing user actions, documentation and data flow.

 .    Proof of Concept - Including sessions to determine how the system will
     "look and feel."

 .    Architectural Definition - Specifying technical requirements, data design, and defining acceptance criteria.

 .    Drill Down - Confirming "look and feel" and "high-risk" areas of the design.

 .    Build & Test - Creating software to meet requirements, quality assurance and integration testing.

 .    Deployment - Custom acceptance testing, including training, installation and transition to maintenance.

 .    Knowledge Transfer - Training and documentation required for successful roll-out and support.

 .    Support - Maintaining the system software and hardware if necessary or requested.

    Our areas of technical specialization for which we deploy this methodology include: (1) web-based solutions; (2) architecture strategy; (3)
Internet/intranet/extranet; (4) e-commerce; (5) computer telephony; (6) transaction processing; and (7) legacy system integration.

Representative Customer Engagements

    The following case studies represent a sampling of three of the more than 420 projects Edgewater has completed over the last nine years. The case studies highlight in particular eStrategy and eSolutions services delivered within particular vertical markets we have served.

    Financial Services Vertical

    The Customer's Challenge. An international financial and travel services corporation (the "Financial Institution") that offers charge and credit cards to its clients needed to replace its existing card replacement system.

    The Customer's Business Goals and Edgewater's eStrategy Response. During a preliminary strategy session, Edgewater conducted meetings with a cross-functional team of representatives from the Financial Institution's card replacement unit ("CRU") and developed and listed key goals for this solution:

 .    Improve customer service and decrease training time and cost for customer service representatives;

 .    Deploy an effective fraud protection mechanism;

 .    Increase the accuracy of call fulfillment;

 .    Enhance system reliability, response, and maintenance with 100% virtual uptime and be scalable across service centers; and

 .    Provide the ability to interface with multiple legacy data streams.

    Edgewater's eSolution. Edgewater worked closely with key personnel within the CRU to restructure the system architecture and ensure the Financial Institution's needs were met promptly and with minimum interruption to daily operations. First, Edgewater analyzed points of failure in the Financial Institution's existing system and gauged their impact on the end-user. This analysis highlighted two key areas of concern: automatic fail-safes and database accessibility.

    Before Edgewater's solution was implemented, the existing system did not have fail-safe mechanisms in place. Therefore, if the system was down, all current information would be irretrievable and customer service representatives would be unable to access database information necessary to complete call transactions. Edgewater's system allowed for 100% productivity. Several fail-safes were implemented to ensure that data from a call would not be lost, and productivity would not suffer, by guaranteeing function recovery and data integration across service centers. Edgewater tackled database accessibility by creating a customized Internet Explorer browser for the Financial Institution's Web access, allowing the CRU options for deployment. The majority of the application processing and resource intensive work would now occur on the server, and leverage existing machines to support the new system.

    Edgewater created encapsulated business objects to address fulfillment problems. Each of these objects related to a single business entity. For example, the account object contained information relating to an account (cardholder, name, account number, related accounts, etc.). Object registration and tracking guaranteed that if any element of the transaction is not completed, the entire transaction would be handled appropriately. This action ultimately ensured that if information was incorrect or missing, a card would not be sent without further investigation, therefore reducing the risk of fraudulent transactions.

    Benefits. The card replacement system Edgewater implemented provided various benefits. After the system implementation, a typical call followed a predetermined path from inquiry to action. Through Edgewater's solution, the Financial Institution was able to protect against fraud, improve efficiency, customer satisfaction and employee satisfaction and decrease operating costs and processing errors. Specific benefits included:

 .    Reduced training for representatives - Prior to Edgewater's solution, it typically took six to eight weeks to train customer service representatives on cumbersome mainframe and legacy systems. These long training times were ultimately causing the Financial Institution to compromise their ability to deliver replacement cards in a timely fashion. With Edgewater's solution, training was dramatically reduced, resulting in increased employee satisfaction and reduced training costs.

 .    Enhanced customer services - Edgewater's solution enabled the Financial
     Institution's customer service team to respond to the replacement of the credit card more quickly and efficiently, thereby reducing the possibility of its customers using competitors' credit cards to make purchases while waiting to receive their new cards.

 .    Ensured higher levels of fraud protection - The business objects that were created within Edgewater's solution provided that if any element of the credit card request was incorrect or incomplete, the request would be reviewed and handled appropriately. With these checks and balances in place, it ensured that if information was incorrect or missing, a card would not be sent without further investigation, therefore reducing the risk of fraudulent transactions.

    Retail/e-Tail Vertical

    The Customer's Challenges. A shop-at-home retailer (the "Retailer") that offers around-the-clock ordering and next-day delivery of high quality perishable and nonperishable items was faced with rapid expansion and escalating order transaction volumes that placed pressure on the Retailer's systems. The Retailer needed to integrate the latest technology into its Web site. A best-of-breed approach to functional subsystems was posing integration challenges, and the speed with which orders could be processed and information could be disseminated was affected.

    The Customer's Business Goals and Edgewater's eStrategy Response. The Retailer's goal was to integrate these disparate components into a single platform that would support refined workflow and business processes. The new system needed to:

 .    Augment scalability, supportability, and maintainability;

 .    Increase reliability and data integrity;

 .    Enable continuous improvement as order volumes increased;

 .    Enhance order-processing speed; and

 .    Get information to those who needed it on a real-time basis.

 .    Consulting closely with operational and technical personnel from all areas of the Retailer's organization, Edgewater redesigned the system infrastructure to allow workflow flexibility and adaptability, increased reliability and data integrity, and enabled continuous improvement as order volumes increased.

    Edgewater's eSolution. Our solution consisted of six key components utilizing object-oriented technology:

 .    To process around-the-clock service for customer signup, shopping, and order placement, we used secure encryption technology on customer-sensitive information pages to safeguard sensitive information, load balancing to spread the processing load across several servers, and advanced HTML scripting and caching techniques to speed the rate at which pages load;

 .    To simplify the order entry and processing originating via phone and fax and handled by the Retailer's personnel we developed an Internal (Intranet) Order Entry and Tracking Application;

 .    To enable real time data collection and reporting, we developed an Order
     Fulfillment Tracking and Reporting Application so that the operation can monitor order progress and accuracy on a proactive rather than a reactive basis;

 .    To enable freedom of movement of item selectors, we implemented a Radio
     Frequency Order Fulfillment Application to optimize the flow of the selectors through the order fulfillment center as they pick multiple orders, and item and order accuracy through bar code scanning;

 .    To provide improved and centralized mechanisms for closing out orders from a financial perspective, we developed an Administration and Accounting Application to maintain: (1) item catalog; (2) delivery areas; (3) promotional events; (4) group delivery information; and (5) system parameters.

    To allow facilities to access mission critical data from a browser with the ability to view, print, or export reports to MS-Word or MS-Excel, we developed an Intranet Management and Operational Reporting Application. With this new, integrated solution, the Retailer has established a solid platform for growth, capable of accommodating rising order volumes and an expanding network of fulfillment centers without significantly increasing staffing levels. Radical improvements in the reliability and data integrity of the infrastructure have boosted customer service levels by preventing out-of-stock item orders and offering substitutes in the rare event that a requested item is unavailable. It also has allowed the Retailer to capitalize on the labor saving benefits of customer order entry and service over the Web.

    Benefits. The newly designed system offered several significant benefits which:

 .    Created an enhanced platform for growth - The new system provided a solid platform for growth and is capable of accommodating rising order volumes and an expanding network of fulfillment centers without significantly increasing staffing levels.

 .    Improved customer service - Radical improvements in the reliability and data integrity of the infrastructure have boosted customer service levels by preventing out-of-stock item orders and offering substitutes in the rare event that a requested item is unavailable.

 .    Provided labor savings - The new system has allowed the retailer to capitalize on the labor saving benefits of customer order entry and service over the Web.

    Transportation and Logistics Vertical

    The Customer's Challenges. Edgewater partnered with a large governmental logistics group (the "Logistics Group") that processes more than 77 billion packages annually. During the holiday season, package volume and the accompanying infrastructure increase dramatically. Typically in December, the Logistics Group uses a dedicated fleet of over 100 planes to move more than two million pounds of priority packages per day. The dedicated flight operations during this period cost approximately $100 million dollars. In total, the Logistics Group spends approximately $1 billion annually to move packages on its dedicated commercial air network.

    The Customer's Business Goals and Edgewater's eStrategy Response and eSolution. The Logistics Group needed a system to maintain a high standard of quality while at the same time meeting goals to:

 .    Reduce Operating Costs. The Logistics Group wanted a system to track package movement more accurately and provide flexibility in planning and adjusting routes.

 .    Improve Efficiency and Customer Satisfaction. The Logistics Group needed a system that could provide advance information to enhance the efficiency of their operations in the case of poor weather and other adverse conditions.

    Edgewater developed and implemented a real time logistics management system (the "Real Time Logistics Management System") to monitor utilization of the Logistic Group's dedicated air transportation network during the high-volume holiday season. The system was later enhanced to provide support for year-round operations. By combining legacy system data, EDI inputs and FAA data feeds into a single system that Edgewater developed for the Logistics Group, Edgewater provided the Logistics Group with operational insights that had not previously been available, creating benefits that are described below. The Real Time Logistics Management System provides users with alerts about flight status, packages that are behind schedule and over-assigned packages, as well as detailed information and tools to help resolve such problems. The browser-based Real Time Logistics Management System architecture provides a straightforward and cost-effective approach to software distribution to the distributed field sites.

    Benefits. The Real Time Logistics Management System has resulted in numerous benefits to the Logistics Group, primarily in reduced costs and enhanced productivity.

 .    Reduced Operational Costs - Use of the Real Time Logistics Management
     System has allowed the Logistics Group to monitor contractors' on-time performance and to dramatically cut costs, resulting in a savings of over $8 million dollars in the first year of operations. The Logistics Group has also been able to more efficiently track containers, significantly reducing costly container loss.

 .    Enhanced Operational Efficiency and Customer Satisfaction - The Real Time
     Logistics Management System provided, for the first time, real-time centralized information to Logistics Group headquarters and to airport hub managers so that they could effectively coordinate packages and aircraft movements across the entire network. The system provides efficient, real-time management of package volume and shipments, which helps to significantly reduce gridlock at key airline hubs, facilitate management of up-to-the minute data and enable the Logistics Group to meet corporate product delivery standards. By improving the management of the air transportation network, the system improved on-time delivery to the Logistics Group's customer base.

Professional Recruitment, Retention and Development

    Our success depends in substantial part upon our ability to recruit and retain professionals with the high level of IT skills and experience needed to provide our sophisticated services. We believe that the combination of professional support, intellectual challenge, corporate culture and compensation we offer will continue to be attractive to these IT professionals.

    Recruiting. Our recruitment department conducts its own direct recruiting efforts and coordinates informal and search firm referrals. We believe that our business model, which results in decreased travel, interesting work, greater opportunities for professional development and a dynamic corporate culture, enhances our ability to attract top professionals.

    Professional Development. We believe that providing our professionals with a wide variety of challenging projects and the opportunity to demonstrate ability and achieve professional advancement are keys to their retention. We create a professional development plan for each of our IT professionals that identify the individual's training and education objectives. We also believe that the working relationships, which develop in our eSolutions centers, foster valuable formal and informal mentoring and knowledge sharing.

    Culture. Our culture is critically important to hiring and retaining IT professionals. Our culture reflects the entrepreneurial spirit that pervades the Internet industry. Our compensation plan ties a significant portion of compensation to the achievement of individual performance goals, team goals and company financial performance goals. We grant stock options to all of our employees upon hiring and in periodic performance reviews.

    Employees. Edgewater currently provides eSolutions services via approximately 250 employees, of which approximately 200 are billable consultants working primarily from eSolutions centers located in Massachusetts, New Hampshire, Arkansas, Minnesota, North Carolina and Alabama. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are satisfactory.

Marketing, Sales and Operations

    Marketing. Our marketing goal is to generate sales opportunities by increasing the awareness among the middle market of Edgewater's value proposition and the Edgewater brand. As one of our core initiatives in 2001, we plan to expand our corporate marketing and advertising campaign, focusing on it regionally in conjunction with our smaller city focus to gain more exposure for the brand. Our direct marketing activities include direct mail, targeted e-mail and executive seminars for senior executives and other persons who make decisions about IT investments. In addition, to heighten our public profile, we seek opportunities for our professionals to publish articles and give speeches in their areas of expertise.

    Sales. Our direct sales professionals employ a consultative sales approach, working with the prospective customer's senior executives to identify the customer's service requirements. The service delivery professionals who are located with our sales professionals in our regional offices also participate in the sales process. Once the customer has engaged Edgewater, our sales professionals maintain their relationships with the customer by working collaboratively with our service professionals who are assigned to the customer.

    Strategic Alliances. As part of our sales and marketing effort, we have established working relationships with a number of companies, including Alliance, Microsoft, BEA, Symbol, Sun Microsystems, Oracle, Supply Works, and Burnett Group of North Carolina. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

    Management Information Systems. Our eSolutions segment uses a customized Great Plains system as its front office billing and payment software and uses an internally developed project-tracking software for job and consultant utilization. We believe that the utilization of this front office system provides opportunities for cost savings and efficiencies through our existing branch network and for newly acquired companies. Our eSolutions segment uses Great Plains Dynamics for its general ledger package.

Competition

    Our service offerings consist of strategy consulting, systems development and application hosting. We face a high level of competition in all of these service offerings. Our competitors include consulting companies, e-business services firms, systems integration firms, application hosting firms and web hosting firms. Barriers to entry in the strategy consulting and systems integration markets are low. Therefore, we expect additional competitors to enter these markets.

    Strategy Consulting. We believe that the principal competitive factors in the strategy consulting market are quality of services, technical and strategic expertise and ability to provide services in a timely and cost-effective manner. We believe that we compete successfully as to all of these competitive factors because of the strong experience and expertise of our professionals and our focus on Internet solutions. We also believe that our ability to provide consulting services in combination with systems integration and hosting provides us with a competitive advantage.

    Systems Development. In the systems integration market, we believe that the principal competitive factors are the ability to implement high quality solutions rapidly and cost-effectively in terms of both implementation and ongoing costs. Through the use of our regional solution centers, we believe that we are able to provide high quality systems integration of e-business solutions on a rapid, cost-effective basis.

    Custom Hosting. We believe our ability to offer custom application hosting is a distinct competitive advantage. Our customer can take adequate time to gain the knowledge to run the system or concentrate its resources on other development activities.

Intellectual Property

    We consider our intellectual property to be a principal asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks, and continue to seek registration of other service marks, for "Edgewater." We believe we have all rights to trademarks and trade names necessary for the conduct of our business.

    We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater Technology.

A Look Ahead--Potential Future Strategies, Transactions and Changes

    As we made progress to focus on our eSolutions business, in July 2000, we engaged Banc of America Securities to assist the Board of Directors in determining our appropriate capital structure following the divestitures of our non-eSolutions businesses and to advise us on our positioning relative to our eSolutions peer group. After completion of the Transaction, our eSolutions business represents our exclusive operating business focus.

    After consultation with our financial advisor, we have concluded that it will be critical to our ability to create long term stockholder value for our stand-alone eSolutions business that we significantly increase eSolutions business revenues to be more competitive with our publicly traded eSolutions peers. We intend to pursue internal growth initiatives and appropriate business combination alternatives to achieve such objectives. From time to time, we have engaged in preliminary discussions with various persons concerning a potential business combination transaction involving our eSolutions business. At the present time, we have not entered into any substantive negotiations or agreements with respect to any such transactions.

    We believe that our current cash reserves and our anticipated cash flow from our eSolutions operations will be, taken together, adequate for our working capital needs for at least the next 12 months. However, our actual experience may differ significantly from our expectation, particularly if we pursue growth through internal growth initiatives and/or business combination transactions, which we presently believe will be advantageous to building long-term stockholder value, or we pursue further repurchase or dividend strategies, as described below. In addition, other future events may adversely or materially affect our business, expenses or prospects and could affect our available cash or the availability or cost of external financial resources.

    We may, in the future, purchase common stock in the open market, in private transactions, or otherwise, pursuant to our previously authorized $30 million repurchase program or subject to the approval of the Board of Directors. We may elect, in the alternative, or in addition to repurchases, to return value to our stockholders through a tender offer or the declaration of a special dividend, if such dividend is prudent relative to existing cash balances and growth objectives. Any future purchases or dividends by us will depend on many factors, including:

 .   The market price of our common stock at that time;

 .   Our business strategy;

 .   Our business and financial position; and

 .   General economic and market conditions.

Factors Affecting Finances, Business Prospects and Stock Volatility

    Following the recent divestitures of our non-eSolutions businesses, it is likely that the future value of our stock will be highly uncertain, and neither historical trading prices nor the Tender Offer Price may be indicative of the future trading values of our stock. We acquired the eSolutions business effective April 1, 1999 and, until recently, its results have been reported on a consolidated basis along with the results of its staffing and professional services and placement businesses that have been the subject of sales transactions over the last ten months. Our eSolutions business is subject to different risks and uncertainties compared to those of our non-eSolutions businesses. There can be no assurance that our eSolutions business will be valued as a stand-alone public company in a manner similar to the way Edgewater was valued prior to the recent non-eSolutions business divestiture transactions. Therefore, neither the Tender Offer Price nor historical trading prices should not be considered as a reliable measure by which to anticipate future valuations of our common stock. Subsequent to the Tender Offer, we have substantially fewer outstanding shares of common stock that may be traded in the market, which may reduce liquidity and our overall market capitalization. This reduction in liquidity and market capitalization, and the potential that the shares will have lesser institutional investor interest now that the Tender Offer has been completed, could have a material adverse effect on trading prices for our common stock.

    Our comparable publicly traded eSolutions peers have experienced extreme volatility in trading prices over the last one-and-one-half years and the value of our common stock could become highly volatile. Between April 1, 1999, the effective date of our acquisition of the eSolutions business, and May of 2000, many of the current publicly traded competitors of our eSolutions business completed initial and secondary public offerings and experienced significant, in many cases several hundred percent, appreciation in their common stock trading values relative to their IPO prices. Since May of 2000, these same companies have experienced significant, in many cases 70% to 90% or more, declines in trading values. As a result, trading prices for eSolutions stocks have been and may continue to be highly volatile, and it is possible that our common stock price, whether due to market events affecting the eSolutions sector or operating results or other factors affecting us specifically, could trade with great volatility and at values substantially higher or substantially lower than the Tender Offer Price. Such volatility and potential positive or negative variances from the Tender Offer Price could be compounded by our: (i) growth initiatives, the result of which could be largely affected depending upon whether those initiatives are primarily executed through internal growth, on the one hand, or through business combination transactions with third parties, on the other hand; or (ii) failure to execute targeted growth initiatives.

    Volatility of our stock price could result in expensive class action litigation. If our common stock suffers from volatility like the securities of other technology and eSolutions companies, we could be subject to securities class action litigation similar to that which has been brought against other companies following periods of volatility in the market price of their common stock. Furthermore, in 1999, a number of complaints were filed against us alleging that we violated U.S. federal securities laws. Recently, the trial court granted our motion for dismissal of all claims in connection with these actions, although this dismissal of these claims has been appealed by the lead plaintiffs to the Eighth Circuit Court of Appeals. The process of defending against these types of claims, regardless of their merit, is costly and often creates a considerable distraction to senior management. Any future litigation could result in substantial additional costs and could divert our resources and senior management's attention. This could harm our productivity and profitability and potentially adversely affect our stock price.

    Prior to the completion of the Transaction, our eSolutions business never operated on a stand-alone basis as a public company, and our operations management team has never managed a public company. Our eSolutions business unit is, since the closing of the Transaction, our primary operating company. It is anticipated that our present executive officers will transition out of senior management during the one year period following the closing of the Transaction. Our eSolutions management team has never managed a public company and there can be no assurance that the newly appointed executive officers will be able to successfully manage Edgewater as a publicly traded company. As a result of this and the foregoing factors, stockholders should consider the risk that the actual trading values of the shares subsequent to the Tender Offer and the Transaction may be significantly lower than our historical trading prices and the Tender Offer Price.

    Our business and results of operations may be adversely impacted as a result of the tragic incident in our Wakefield, Massachusetts office. On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven of our employees were murdered. As a result of this tragedy, our Wakefield office was closed during the last week of December 2000. Although the Wakefield office has since reopened, to date our employees' attention has largely been focused on dealing with the aftermath of the tragedy. We have arranged for grief counselors for the victims' families and friends and members of our management team have been working one-on-one with the families of the victims, to ensure that their needs are being met. Additionally, members of our management team have been working with our insurance and benefits providers to expedite the process of disbursing benefits. In light of the fact that one of our top priorities at this time is to support the friends, families and co-workers of the victims through this difficult period, we expect a diversion of attention, among both management and non-management employees, to continue during the near future. As a result of this incident and the necessary diversion of our resources, we could be adversely impacted in our business and results of operations for 2001.

    Our success depends on a limited number of significant eSolutions clients, and our revenues could be negatively affected by the loss of a major eSolutions client or significant project. We generate much of our eSolutions revenues from a limited number of clients. As a result, if we lose a major client or large project, our revenues could be materially and adversely affected. In 1999, for example, our five largest eSolutions clients accounted for 89.6% of our eSolutions net revenues. In 2000, our five largest eSolutions clients accounted for approximately 72.3% of our total eSolutions revenues. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenues from a major client that constitute a large portion of a particular quarter's total revenues. If we lose any major clients or any of our clients cancel or significantly reduce a large project's scope, our results of operations and financial condition could be materially and adversely affected. In addition, we expect the size of our contracts with significant clients to grow, resulting in a continued dependence on significant clients. Further, if we fail to collect a large account receivable, we could be subjected to significant financial exposure. All of the foregoing risks are now more acute following the Transaction and other recent divestitures than when our businesses were more diversified and less dependent upon one or more individual customers.

    Our lack of long-term eSolutions client contracts reduces the predictability of our revenues because these contracts may be canceled on short notice and without penalty. Our eSolutions clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may not engage us for further services once a project is completed. If a significant client, or a number of clients, terminate, significantly reduce or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, you should not predict or anticipate our future revenues based on the number of eSolutions clients we have or the number and size of our existing projects. If a client were to postpone, modify or cancel a project, we would be required to shift our consultants to other projects to minimize the adverse impact on our operating results. We cannot assure you that we will be successful in efficiently shifting our consultants to new projects in the event of project terminations.

    We may have lower margins, or lose money, on fixed-price eSolutions contracts. As part of our strategy, we intend to continue to grow our eSolutions business with both time-and-materials contracts and fixed-price contracts. However, we anticipate, given present customer demand trends, that our customers will increasingly demand fixed-price contracts and such contracts, compared to contracts based on payment for time and materials, will grow at a faster rate and constitute a larger percentage of our revenues going forward. In 2000, fixed-price contracts represented approximately 7% of our eSolutions revenues. We assume greater financial risk on fixed-price contracts than on time-and-materials engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to estimate accurately the resources and time required for an engagement, to manage client expectations effectively or to complete fixed-price engagements within our budget, on time and to our clients' satisfaction, we would be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

    Because we rely on highly trained and experienced personnel to design and build complex systems for our customers, an inability to attract and retain qualified employees would impair our ability to provide our services to existing and new customers. Our future success depends in large part on our ability to attract and retain highly trained and experienced software engineers as well as recruiters, other technical personnel and sales and marketing professionals of various experience levels. If we fail to attract and retain these personnel, we may be unable to complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software engineers is critical to our business and growth strategy, maintaining our current level of software engineer experience may also be particularly difficult. Skilled software engineers historically have been in short supply. As a result, competition for these people is intense, and the industry attrition rate for them is high. Additionally, we plan to open new offices in a select number of geographic markets to attract and retain new employees. Our failure to open new offices or to open them in areas which experienced software engineers would find attractive could limit our ability to attract and retain qualified personnel. Moreover, even if we are able to grow and expand our employee base, the resources required to attract and retain these employees may adversely affect our operating margins.

    We depend on our key personnel, and the loss of their services may adversely affect our business. We believe that our success depends on the continued employment of the senior management team of our eSolutions business and other key personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of the senior management team of our eSolutions business or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or those of a new company instead of our own. Furthermore, other companies seeking to develop in-house business capabilities may hire away some of our key personnel.

    Competition in the eSolutions market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective clients' internal IT departments. While the market for eSolutions professional services is relatively new, it is already highly competitive. In many cases we compete with the in-house technical staff of our prospective clients. In addition, the market is characterized by an increasing number of entrants that have introduced or developed services similar to those offered by us. We believe that competition will intensify and increase in the future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business. We compete on the basis of a number of factors, many of which are beyond our control. Existing or future competitors may develop or offer Internet professional services that provide significant technological, creative, performance, price or other advantages over the services we offer.

    We currently compete for client assignments and experienced personnel principally with the following:

 .    Internet service firms: Breakaway Solutions, Diamond Technology Partners,
     iXL, MarchFirst, Proxicom, Razorfish, Sapient, Scient and Viant.

 .    Systems integrators: Accenture, Cambridge Technology Partners, Cap Gemini,
     EDS and WM-Data.

 .    Management consulting firms: Bain, Booz-Allen & Hamilton, Boston Consulting
     Group and McKinsey.

 .    Computer hardware and service vendors: Compaq, Hewlett-Packard and IBM.

    Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the eSolutions market. Therefore, we must rely on the skill of our personnel and the quality of our client service. The costs to develop and provide eSolutions services are low. We expect that we will continue to face additional competition from new entrants into the market in the future, and we are subject to the risk that our employees may leave us and may start competing businesses. Any one or more of these factors could hurt our business.

    Our future eSolutions business success will depend on the continued growth and development of the Internet and its infrastructure. Our future success will depend on the continued growth and use of the Internet. We cannot assure you that this growth will continue or that a sufficient number of consumers will adopt and continue to use the Internet. We cannot assure you that the Internet infrastructure will be able to support expected growth or that the performance and reliability of the Internet will not decline as a result of this growth. Recently, many web sites, including those of our clients, have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage could grow more slowly than anticipated or decline.

    Our future eSolutions business success will depend on the development of the eBusiness market, which remains uncertain. Our future success will depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by businesses and consumers. Rapid growth in the use of the Internet and commercial online services is a recent phenomenon. Demand for services and products over the Internet and online services is subject to a high level of uncertainty. The continued development of the Internet and eBusiness as a viable commercial marketplace is subject to a number of factors, including the following:

 .    the willingness of buyers to shift their purchasing habits from traditional vendors to eBusiness vendors;

 .    the lack of success, or business failures experienced, with emerging or developing Internet-based businesses or distribution methodologies;

 .    insufficient availability of telecommunications services providing sufficiently fast response times; and

 .    adverse publicity and consumer concern about the security of eBusiness transactions.

    During the last six months, Internet service providers have experienced decreased demand from "dot.com" start-ups and established concerns that have reduced or in certain cases eliminated eSolution spending. We cannot assure you that this trend will not continue and deteriorate or that such events or developments will not have an adverse effect our business.

    Breaches of security and computer viruses on the Internet may adversely affect our business by slowing the growth of eBusiness. The need to securely transmit confidential information, such as credit card and other personal information, over the Internet has been a significant barrier to eBusiness and Internet communications. Any well-publicized compromise of security could deter consumers and businesses from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Furthermore, computer viruses that spread over the Internet could disable or damage the systems we develop for our clients. Decreased Internet traffic or eSolutions sales as a result of general security concerns or viruses could cause companies to reduce their amount of technology spending, which could hurt our results of operations.

    If we fail to satisfy our eSolutions clients' expectations, our existing and continuing business could be adversely affected. Our sales and marketing strategy emphasizes our belief that any client we have ever worked for would give us a positive reference. Therefore, if we fail to satisfy the expectations of our clients, we could damage our reputation and our ability to retain existing clients and attract new clients. In addition, if we fail to perform our engagements, we could be liable to our clients for breach of contract. Although most of our contracts limit the amount of any damages to the fees we received, we could still incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, our business results could suffer.

    We may not be able to successfully manage our eSolutions business growth, which could adversely affect our business. We have grown rapidly and expect to continue to grow, both by hiring new employees for, and serving new industry and geographic markets with, our eSolutions business. Growth efforts through potential business combination transactions may also be pursued in the future. Our recent eSolutions business growth has placed, and is expected to continue to place, a significant strain on our management and our operating and financial systems. Our headcount has grown from approximately 120 as of December 31, 1998 to approximately 250 as of December 31, 2000, and several members of our senior management team have only recently joined us. We do not believe our recent organic or internal growth rate is sustainable for the long term.

    Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of projects, clients and the increased size of our operations, we will need to hire, train and retain appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We currently plan to redesign several internal systems. We may encounter difficulties in developing and implementing these new systems.

    Future eSolutions business combination transactions or joint ventures could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business. We anticipate that a portion of any future growth may be accomplished through one or more business combination transactions or joint ventures. The success of any such transactions or joint ventures will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. We cannot assure you that we will be able to identify suitable opportunities, obtain any necessary financing or utilize our equity securities as acquisition currency on acceptable terms to complete any such business combination transaction or joint ventures or successfully integrate acquired personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any such transactions or joint ventures would involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management's attention from operating activities.

    We may not be able to protect our intellectual property rights, which could adversely affect our eSolutions business. Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We do not have any patents or patent applications pending. Existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all. If we are unsuccessful in any future intellectual property litigation we may be forced to do one or more of the following:

 .    cease selling or using technology or services that incorporate the challenged intellectual property;

 .    obtain a license, which may not be available on reasonable terms or at all, to use the relevant technology;

 .    configure services to avoid infringement; and

 .    refund license fees or other payments that we have previously received.

    Generally, we develop software applications for specific client engagements. Issues relating to ownership of and rights to use software applications and frameworks can be complicated. Also, we may have to pay economic damages in these disputes which could adversely affect our results of operations and financial condition.

    Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock. Our quarterly revenues and operating results can sometimes be volatile. We believe comparisons of prior period operating results cannot be relied upon as indicators of future performance. If our revenues or our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

    Factors that may cause our quarterly results to fluctuate in the future include the following:

 .    variability in market demand for eSolutions services;

 .    length of the sales cycle associated with our service offerings;

 .    unanticipated variations in the size, budget, number or progress toward completion of our engagements;

 .    unanticipated variations in the selling, general and administrative expenses, including fluctuations brought about by the relative novelty of operating Edgewater as a stand-alone public company following the March 16, 2001 closing of the Transaction;

 .    unanticipated termination of a major engagement, a client's decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major client engagements;

 .    efficiency with which we utilize our employees, or utilization, including our ability to transition employees from completed engagements to new engagements;

 .    our ability to manage our operating costs, a large portion of which are fixed in advance of any particular quarter;

 .    adverse developments affecting our business or results that could arise out of the tragedy that occurred on December 26, 2000 at our Wakefield, Massachusetts office, where seven of our employees were murdered;

 .    changes in pricing policies by us or our competitors;

 .    seasonality and cyclicality, including the effects of lower utilization rates during periods with disproportionately high holiday and vacation usage experience;

 .    timing and cost of new office expansions;

 .    the timing of customer year-end periods and the impact of spending relative to such year-end periods;

 .    our ability to manage future growth; and

 .    costs of attracting, retaining and training skilled personnel.

    Some of these factors are within our control while others are outside of our control.

    A Sizable Portion of Our Assets are Intangible. On December 31, 2000, approximately $36.5 million, or 14.3% of our total assets were intangible assets. These intangible assets represent amounts attributable to goodwill recorded in connection with our acquisition of Edgewater Technology, Inc. effective April 1, 1999. Any impairment in the value of such assets could have a material adverse effect on our financial condition and/or results of operations.

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

ITEM 2. PROPERTIES

    Our principal executive offices are currently located at 302 East Millsap Road, Fayetteville, Arkansas 72703, which is a leased property that we are currently trying to sublet consistent with the transition of our corporate headquarters. We intend to relocate our current principal executive offices to the offices of our eSolutions business segment in Wakefield, Massachusetts during the second quarter of 2001. The address for our Wakefield, Massachusetts office is 20 Harvard Mill Square, Wakefield, Massachusetts 01880. Our eSolutions segment also has offices in New Hampshire, North Carolina, Arkansas, Alabama and Minnesota. Our principal executive offices and our eSolutions business unit's offices are all leased properties. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

    We have been subject to a number of stockholder lawsuits alleging that we and one of our officer/directors violated federal securities laws. Such actions were consolidated into one action in United States District Court for the Eastern District of Arkansas (the "Court"). On January 11, 2000, the plaintiffs amended their complaint, which superseded all other complaints. The amended complaint named us and one of our officer/directors as defendants. In response to motions, we filed to dismiss this amended consolidated complaint. On June 29, 2000, the Court issued a Memorandum Opinion and Order (the "Order") dismissing most of the allegations in the consolidated complaint. As to the remaining allegations in the consolidated complaint, following the Order, on July 12, 2000, we filed a motion for partial reconsideration to dismiss the remaining allegations. The lead plaintiffs filed a response to our partial reconsideration motion on July 24, 2000 and we filed a reply motion to the response by the lead plaintiffs on July 26, 2000. On November 27, 2000, the Court granted our motion for partial reconsideration and dismissed all of the remaining allegations in the complaint. The lead plaintiffs filed a motion for reconsideration on December 11, 2000. We filed a response to the lead plaintiffs' motion for reconsideration on December 20, 2000. On January 9, 2001, the Court rejected the lead plaintiffs' request for reconsideration resulting in the entire consolidated complaint being dismissed by the Court. On February 9, 2001, the lead plaintiffs appealed the dismissal of the consolidated complaint by the Court to the Eight Circuit Court of Appeals in St. Louis, Missouri. The briefing calendar calls for the lead plaintiffs' brief to be filed on April 17, 2001, with our response brief due on May 15, 2001 and the lead plaintiffs' reply brief due on May 31, 2001. Oral arguments, if any, will be set by the Eight Circuit Court of Appeals following the submission of all of the various briefs by the parties. The defendants believe that the consolidated compliant is without merit, deny all allegations of wrongdoing and are vigorously defending the suit through the appellate process.

    We also are a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition. We maintain insurance in amounts, with coverages and deductibles, that we believe are reasonable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Price Information

    Our common stock, which has a par value of $.01 per share, trades on the Nasdaq National Market under the symbol "EDGW." On March 20, 2001, there were 2,976 holders of record of our common stock and 12.1 million shares of our common stock outstanding. The following table sets forth the range of high and low trading prices for our common stock as reported by the Nasdaq National Market for each quarter in 1999 and 2000 and the first quarter of 2001 through March 20, 2001.

                                           HIGH      LOW
                                           ----      ---
                FISCAL 1999
                -----------
                First Quarter            $24.625    $5.750
                Second Quarter            12.750     6.875
                Third Quarter             12.875     6.938
                Fourth Quarter             8.875     6.125

                FISCAL 2000
                -----------
                First Quarter             12.063     7.125
                Second Quarter             8.562     4.437
                Third Quarter              7.968     4.687
                Fourth Quarter             7.000     4.562

                FISCAL 2001
                -----------
                First Quarter              7.062     3.687
                (through March 20, 2001)

Other Stockholder Matters

    We have not paid dividends in the past and intend to retain earnings to finance the expansion and operations of our business. We do not anticipate paying any cash dividends with regard to cash generated through our normal operations in the foreseeable future.

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

    On October 8, 1998, we announced that our Board of Directors had authorized the repurchase of up to $10 million of our common stock on the open market from time to time to fund employee benefit programs like our employee stock purchase program and private acquisitions. Consistent with this announcement, we repurchased 0.3 million shares of our common stock for an aggregate purchase price of approximately $3.2 million during the fourth quarter of 1998 and during the 1999 year.

    On July 20, 2000, our Board of Directors terminated the prior stock repurchase program and authorized the repurchase up to $30 million of our common stock over the course of the next twelve months, unless shortened or extended by the Board of Directors. Under this program, the repurchases could be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Beginning on August 4, 2000 and through March 20, 2001, we have repurchased 1.3 million shares of our common stock for an aggregate purchase price of approximately $7.8 million. The following table presents the aggregate monthly repurchases under this program during 2000 and through March 20, 2001 with the aggregate amount of shares purchased each month and with the high and low prices for shares repurchased each month.

                                         SHARES     HIGH    LOW
                                         ------     ----    ---
                FISCAL 2000
                -----------
                August                   721,100   $7.000  $6.437
                September                221,900    6.375   5.812

                FISCAL 2001
                -----------
                February                  74,700    4.125   3.969
                March                    329,700    4.250   3.944
                (through March 20, 2001)

    On December 21, 2000, we commenced the Tender Offer, which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at the Tender Offer Price for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

ITEM 6. SELECTED FINANCIAL DATA

Selected Historical Financial Information

    The following selected historical financial results for all periods presented under this caption have been restated to present our Commercial segment, Robert Walters, Strategic Legal, IntelliMark and ClinForce businesses and divisions as discontinued operations. Our eSolutions segment was acquired effective April 1, 1999 and the following selected historical financial information presents postacquisition financial results only for this segment. We believe that the "Selected Historical Financial Information" should be read in conjunction with our audited financial statements, notes to the financial statements and "Other Summary Financial Information" reported under this caption and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 10-K.

                                                                            Years Ended December 31,
                                                            ------------------------------------------------------
                                                               2000        1999       1998       1997        1996
                                                            ----------   ---------   -------    -------     ------
                                                                     (In thousands, except per share data)
Statement of Operations Data:
    Revenues                                                 $ 31,542     $15,040    $     -    $     -     $    -
    Cost of services                                           15,577       6,912          -          -          -
                                                            ---------    --------    -------    -------     ------
    Gross profit                                               15,965       8,128          -          -          -
    Operating expenses:
       Selling, general and administrative (1)                 14,411       9,107          -          -          -
       Depreciation and amortization                            5,078         895          -          -          -
                                                            ---------    --------    -------    -------     ------
    Operating loss                                             (3,524)     (1,874)         -          -          -
    Interest income (expense) and other, net                    3,077      (1,099)         -          -          -
                                                            ---------    --------    -------    -------     ------
    Loss before income taxes and extraordinary item              (447)     (2,973)         -          -          -
Income tax provision (benefit) (2)                              1,234        (875)         -          -          -
                                                            ---------    --------    -------    -------     ------
       Net loss from continuing operations
           before extraordinary item                           (1,681)     (2,098)         -          -          -
    (Loss) income from discontinued operations               (113,534)     32,311     18,639     20,262      7,478
    Gain from discontinued operations                          64,368           -          -          -          -
    Extraordinary item, net of applicable taxes                  (360)          -          -          -          -
                                                            ---------    --------    -------    -------     ------
       Net (loss) income                                    ($ 51,207)    $30,213    $18,639    $20,262     $7,478
                                                            =========    ========    =======    =======     ======
       EBITDA (3)                                            $  1,554    ($   979)
                                                            =========    ========

Basic earnings per share (4):
    Continuing operations                                   ($   0.06)   ($  0.07)   $     -    $     -     $    -
    Discontinued operations                                 ($   1.68)    $  1.10    $  0.65    $  0.84     $ 0.65
    Extraordinary item                                      ($   0.01)    $     -    $     -    $     -     $    -
    Net (loss) income                                       ($   1.75)    $  1.03    $  0.65    $  0.84     $ 0.65
    EBITDA (3)                                               $   0.05    ($  0.03)

Diluted earnings per share (4):
    Continuing operations                                   ($   0.06)   ($  0.07)   $     -    $     -     $    -
    Discontinued operations                                 ($   1.68)    $  1.09    $  0.63    $  0.82     $ 0.64
    Extraordinary item                                      ($   0.01)    $     -    $     -    $     -     $    -
    Net (loss) income                                       ($   1.75)    $  1.02    $  0.63    $  0.82     $ 0.64
    EBITDA (3)                                               $   0.05    ($  0.03)

                                                                               As of December 31,
                                                            ------------------------------------------------------
                                                               2000        1999       1998       1997        1996
                                                            ---------   --------   ----------   --------  --------
Balance Sheet Data (4):
    Working capital                                          $158,154   $ 13,122   ($  1,433)   $  6,632  $      -
    Net assets from discontinued operations                    14,831    543,601     459,355     234,963    66,688
    Total assets                                              254,700    614,059     470,324     239,905    66,688
    Long-term debt, including current maturities                    -    291,090     176,700      12,000         -
    Stockholders' equity                                      237,245    293,049     260,825     219,836    66,688

--------------------------------------------------------------------------------

(1) Included in Selling, General and Administrative Expense ("SG&A") are corporate costs of $3.1 million and $5.0 million for 2000 and 1999, respectively, that were not allocable to our eSolutions business unit. These costs were incurred in historical periods based on a larger public company and a different corporate structure and are not necessarily indicative of corporate costs that will be necessary to operate our eSolutions business unit as a stand-alone public company.

(2) The federal income tax provision primarily results from nondeductible goodwill amortization. These taxes will not be paid out in cash as we will utilize net operating losses to offset these taxes.

(3) Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is calculated by adding Depreciation and Amortization Expense to Operating Loss.

(4) The earnings per share information for the 2000 fiscal year and balance sheet information as of December 31, 2000 do not take into account the consummation of the Tender Offer on January 30, 2001 at the Tender Offer Price, pursuant to which we acquired 16.25 million of our common shares for $130 million, resulting in less than 12.5 million of our common shares being outstanding. As noted previously, we consummated the Transaction and received $31 million of cash on March 16, 2001. Taking into account the consummation of the Tender Offer and the Transaction and our operations from January 1, 2001 through March 20, 2001, we had cash and cash equivalents of $45.0 million as of March 20, 2001 prior to paying accrued liabilities relating to the sale of our non-eSolutions businesses and the transition of our corporate headquarters.

Other Summary Financial Information

    The following table presents pro forma and predecessor financial results of our eSolutions business as well as 2000 historical information. The pro forma financial results for 1999 include the preacquisition results of Edgewater for the first quarter of 1999, along with the nine (9) months of our results (postacquisition) for the period from April 1, 1999 through December 31, 1999. The predecessor financial information for 1996, 1997 and 1998 represent solely the results of the eSolutions business and do not include any of our financial results. The Edgewater first quarter 1999 information and predecessor information for the periods presented does not take into account the allocation of corporate SG&A that is associated with operating a public company or amortization of intangibles which were a result of the acquisition. Accordingly, the information in the following table may not be indicative of the future results of our eSolutions business as a stand-alone public company.

                                                                  Years Ended December 31,
                                                      -----------------------------------------------------
                                                                   Pro
                                                      Historical  Forma                    Predecessor
                                                      -----------------------------------------------------
                                                        2000      1999        1998       1997       1996
                                                      -------    -------    --------    -------    --------
                                                              (In thousands, except per share data)
Statement of Operations Data:
    Revenues                                          $31,542    $19,830    $ 17,722    $13,670    $ 11,346
    Cost of services                                   15,577      8,998       7,379      5,727       5,672
                                                      -------    -------    --------    -------    --------
       Gross profit                                    15,965     10,832      10,343      7,943       5,674
    Operating expenses:
       Selling, general and administrative (1)         14,411     10,344       6,491      6,700       4,698
       Depreciation and amortization                    5,078      1,024         501        581         433
                                                      -------    -------    --------    -------    --------
       Operating (loss) income                         (3,524)      (536)      3,351        662         543
    Interest income (expense) and other, net            3,077     (1,166)       (199)      (230)       (211)
                                                      -------    -------    --------    -------    --------
       (Loss) income before income taxes                 (447)    (1,702)      3,152        432         332
    Income tax provision (benefit) (2)                  1,234       (501)      1,230        174         148
                                                      -------    -------    --------    -------    --------
       Net (loss) income from continuing operations  ($ 1,681)  ($ 1,201)   $  1,922    $   258    $    184
                                                      =======    =======    ========    =======    ========
       EBITDA (3)                                     $ 1,554    $   488    $  3,852    $ 1,243    $    976
                                                      =======    =======    ========    =======    ========
Basic and diluted earnings per share (4):
    Continuing operations                            ($  0.06)  ($  0.04)
    EBITDA (3)                                        $  0.05    $  0.02

--------------------------------------------------------------------------------

(1) Included in SG&A are corporate costs of $3.1 million and $5.0 million for 2000 and 1999, respectively, that were not allocable to our eSolutions business unit. These costs were incurred in historical periods based on a larger public company and a different corporate structure and are not necessarily indicative of corporate costs that will be necessary to operate our eSolutions business unit as a stand-alone public company.

(2) The federal income tax provision primarily results from nondeductible goodwill amortization. These taxes will not be paid out in cash as we will utilize net operating losses to offset these taxes.

(3) EBITDA is calculated by adding Depreciation and Amortization Expense to Operating (Loss) Income.

(4) The earnings per share information for the 2000 fiscal year does not take into account the consummation of the Tender Offer on January 30, 2001 at the Tender Offer Price, pursuant to which we acquired 16.25 million of our common shares for $130 million, resulting in less than 12.5 million of our common shares being outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Financial Data," and our audited financial statements and the related notes thereto under "Financial Statements and Supplementary Data" in this 10-K.

Background

    During the first quarter of 1999, market values for publicly traded staffing companies such as Edgewater Technology, Inc. (then known as StaffMark, Inc.) began to decline. At that time, we were engaged in the temporary and permanent placement and staffing services businesses, including light industrial and commercial staffing, finance and accounting staffing and placement, traditional IT staffing and solutions services (excluding eSolutions project work), legal staffing and placement services and clinical trials staffing and services. For many staffing companies, this downward trend subsequently continued or deteriorated further and was compounded by a Year 2000-related slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for publicly-traded entities such as Edgewater Technology, Inc.

    In response to these developments and with guidance from our financial advisor Credit Suisse First Boston, we began to explore, during the second half of 1999, strategic alternatives for each of our business platforms in an effort to maximize stockholder value. After evaluating our traditional businesses, our eSolutions business and our debt levels, management and the Board of Directors chose to take decisive action. We have undergone a comprehensive program to refocus future growth initiatives on our eSolutions business and to effect the divestitures of each of our non-eSolutions businesses. See "Discontinued Operations" below for a discussion of the various transactions.

    Our operations and services during 2000 were provided through our eSolutions segment, Edgewater, which is a full service provider of consulting and system integration services. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and trends in client billings. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect Edgewater's gross margins. Selling, general and administrative expenses ("SG&A") consist of sales and marketing, recruiting, human resources, and administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

Discontinued Operations

    Our restructuring included the following sales transactions:

    . On June 28, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name "StaffMark" as that was the name used by the Commercial segment. As a result of the transaction, we changed our name from "StaffMark, Inc." to "Edgewater Technology, Inc." and our stock symbol from "STAF" to "EDGW." The proceeds from this transaction were used to repay a portion of our outstanding borrowings under our credit facility.

    . On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters through an IPO on the London Stock Exchange. Robert Walters had previously been the finance and accounting placement and staffing consultancy platform within our Professional/IT segment. Our two subsidiaries sold 67,200,000 ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10,400,000 ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses. After repaying the remaining outstanding borrowings under our credit facility, approximately $90 million was invested in short-term securities.

    . On September 22, 2000, we sold all of the outstanding stock of Strategic Legal, the legal staffing division within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.25 million, of which $4.25 million was represented by a promissory note that was collected in January 2001.

    . On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, our IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for approximately $42.7 million in cash, subject to potential upward or downward post-closing adjustments.

    . On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps for approximately $31.0 million in cash, subject to potential upward or downward post-closing adjustments (the "Transaction"). As the closing of the Transaction was conditioned upon our receipt of stockholder approval and the satisfaction of other customary conditions to closing, we held a Special Stockholders' Meeting on March 14, 2001, where our stockholders approved the Transaction. We consummated the Transaction and received proceeds on March 16, 2001. The operating results for ClinForce were included in continuing operations in our financial statements until we received stockholder approval (on March 14, 2001), at which time, in accordance with Emerging Issues Task Force No. 95-18, we reported ClinForce's operating results as discontinued operations, including such presentation set forth in the accompanying financial statements. In addition, nonrecurring restructuring charges of $3.8 million relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

    As a result of the completion of the above sale transactions, the operating results for the Commercial segment, Robert Walters, Strategic Legal, IntelliMark and ClinForce have been included in discontinued operations in the accompanying financial statements. Revenues from discontinued operations were $667.5 million and $1,205.8 million for 2000 and 1999, respectively. Operating (loss) income from discontinued operations was ($145.5) million and $65.7 million for 2000 and 1999, respectively.

Overview of eSolutions Business

    Our eSolutions business is a full-service provider of consulting and system integration services. We acquired this business effective April 1, 1999. Edgewater is a full service provider of e-business solutions with a particular focus on middle market enterprises. With approximately 250 employees, the eSolutions business operates six eSolutions centers located in Massachusetts, New Hampshire, Arkansas, Minnesota, North Carolina and Alabama. We focus on helping customers increase market competitiveness, improve customer business productivity, and reduce operational costs through implementation of Internet technologies. Edgewater devises systems that allow our customers to improve and expedite the processing and delivery of information to end users, allowing for quicker implementation of business strategies, easier adaptation to change, and effective delivery of results.

    Edgewater offers an end-to-end platform of e-business solutions to help organizations tackle the barriers of technology transition, including:

      (1) eStrategy -- consulting services that aid customers in translating business goals into eSolutions strategies by taking full advantage of Internet technologies. eStrategy services include analyzing a customer's market, business processes and existing technology infrastructure, evaluating both packaged and custom alternative solutions and formulating recommendations for a solution or strategy. Edgewater then provides a tactical road map that customers can implement immediately.

      (2) eSolutions -- designing, building, and deploying large-scale enterprise-wide systems. eSolutions services include developing and implementing custom applications as well as "blend-in" packaged applications to create flexible, scalable custom solutions that integrate a customer's Web presences, customer service and back-office legacy systems e-business applications.

      (3) Internet Outsourcing -- providing a spectrum of post-deployment support services, including Internet application outsourcing, site maintenance and 7x24 hour monitoring.

    The Edgewater eSolutions business, since its inception in 1992, has continually focused on five key core values:

      (1) Excellence in Execution -- successfully developing and deploying custom solutions that meet customers' needs;

      (2) Maintaining Strong Operational Metrics -- building a growing organization with formal processes to drive operational excellence and sustain strong metrics, such as strong and consistent utilization rates, gross margins historically over 50% and increasing consultant headcount;

      (3) Middle Market Focus -- positioning Edgewater service offerings to middle market companies, or divisions of companies, with annual revenues of between $50 million and $1 billion and organizations in under-served smaller cities through strategically positioned regional solutions centers;

      (4) Vertical Expertise -- integrating our business and technology skills to create competitive advantages for our customers among a multitude of industries; and

      (5) Technology Excellence -- utilizing innovative technology to build and deploy complex and scalable high-volume systems.

Financial Information

    The financial results for all periods presented have been restated to present the Commercial segment, Robert Walters, Strategic Legal, IntelliMark and ClinForce as discontinued operations. The financial information provided below has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the audited financial statements, the notes thereto and the other financial data included in this 10-K.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") is included in the following table and discussion because we believe the year-to-year change in EBITDA is a meaningful measure since the non-cash expenses of depreciation and amortization have a significant impact on operating (loss) income and operating margins. EBITDA should not be construed as an alternative measure of the amount of our income or cash flows from operating activities as EBITDA excludes certain significant costs of doing business.

                                                    Years Ended
                                                   December 31, (1)     Pro
                                                 -------------------  Forma (2)
                                                   2000       1999      1999
                                                 --------    -------  --------
   (In thousands, except per share data)

Revenues                                         $ 31,542    $15,040   $19,830
Cost of services                                   15,577      6,912     8,998
                                                 --------    -------   -------
     Gross profit                                  15,965      8,128    10,832
Operating expenses:
     Selling, general and administrative (3)       14,411      9,107    10,344
     Depreciation and amortization                  5,078        895     1,024
                                                 --------    -------   -------
Operating loss                                     (3,524)    (1,874)     (536)
Interest income (expense) and other, net            3,077     (1,099)   (1,166)
                                                 --------    -------   -------
     Loss before income taxes                        (447)    (2,973)   (1,702)
Income tax (benefit) provision (4)                  1,234       (875)     (501)
                                                 --------    -------   -------
     Net loss from continuing operations        ($  1,681)  ($ 2,098) ($ 1,201)
                                                 ========    =======   =======
     EBITDA                                      $  1,554   ($   979)  $   488
                                                 ========    =======   =======

--------------------------------------------------------------------------------
(1) This information represents eSolutions activity for the period following the effective date of our Edgewater Technology, Inc. acquisition in 1999 which was for the period of April 1, 1999 through December 31, 1999.

(2) The pro forma 1999 information includes the first quarter of 1999 prior to our ownership of our eSolutions business unit and the nine months of 1999 that we owned our eSolutions business unit.

(3) Included in SG&A are corporate costs of $3.1 million and $5.0 million for 2000 and 1999, respectively, that were allocable to our eSolutions business unit. These costs were incurred in historical periods based on a larger public company and a different corporate structure and are not necessarily indicative of corporate costs that will be necessary to operate our eSolutions business unit as a stand-alone public company.

(4) The federal income tax provision primarily results from nondeductible goodwill amortization. These taxes will not be paid out in cash as we will utilize net operating losses to offset these taxes.

Results for the Year Ended December 31, 2000 Compared to Results for the Year Ended December 31, 1999

    Revenues. Revenues increased $16.5 million, or 109.7%, to $31.5 million for 2000 compared to $15.0 million for 1999. The primary reason for this increase is the inclusion of Edgewater for the entire year in 2000, as we acquired our eSolutions segment effective April 1, 1999. Revenues also increased due to new customers, higher revenues from existing customers and higher billable headcount as we operated new offices in Arkansas, Minnesota and New Hampshire during 2000. Revenues increased $11.7 million, or 59.1%, year over year on a pro forma basis that includes preacquisition Edgewater results for the first quarter of 1999. Although revenues increased from 1999 to 2000, approximately $0.5 million of revenues were lost when our Wakefield office was closed during the last week of December following the Wakefield tragedy. Project backlog was $10.9 million at December 31, 2000, up 38% over 1999.

    Gross Profit. Gross profit increased $7.8 million, or 96.4%, to $16.0 million for 2000 compared to $8.1 million for 1999. Gross profit increased due to increased revenue and from the inclusion of Edgewater for the entire period in 2000. Gross profit increased $5.1 million, or 47.4%, year over year on a pro forma basis that includes Edgewater's preacquisition results for the first quarter of 1999. Gross profit as a percentage of revenue decreased from 54.0% in 1999 to 50.6% in 2000. Including Edgewater's preacquisition results for the first quarter of 1999, pro forma gross margin was 54.6% in 1999. While utilization rates were above 80% during 2000, gross margin was lower than the prior year primarily as a result of the planned increase in consultant bench time during 2000 that was necessary for future growth.

    SG&A. SG&A increased $5.3 million, or 58.5%, to $14.4 million for 2000 compared to $9.1 million for 1999. SG&A as a percentage of revenue was 45.7% and 60.6% for 2000 and 1999, respectively, and 52.2% in 1999 on a pro forma basis that includes preacquisition results for Edgewater for the first quarter of 1999. Edgewater's SG&A increased as a result of our planned increase in consultants, as well as planned increases in sales, marketing and recruiting expenses to support our eSolutions revenue growth plans. Unallocated corporate SG&A was $3.1 million and $5.0 million for 2000 and 1999, respectively, and decreased primarily as a result of our corporate downsizing, which was due to the divestiture of our non-eSolutions businesses and divisions. As these unallocated corporate costs were incurred in historical periods based on a larger public company and a different corporate structure, these costs are not necessarily indicative of the future corporate costs that will be necessary to operate our eSolutions business unit as a stand-alone public company.

    EBITDA. EBITDA increased $2.6 million to $1.6 million for 2000 as compared to ($1.0) million for 1999. Pro forma EBITDA for 1999 including Edgewater's preacquisition results for the first quarter of 1999 was $0.5 million. EBITDA as a percentage of revenues was 4.9% and (6.5%) for 2000 and 1999, respectively, and 2.5% on a pro forma basis taking into account Edgewater's first quarter 1999 preacquisition results. The increase in EBITDA is primarily the result of the increased revenues at our eSolutions division and a decrease in unallocated corporate SG&A. EBITDA margin increased in the current year as a result of reduced unallocated corporate SG&A, offset by increased SG&A at Edgewater. EBITDA and EBITDA margins were negatively affected by the closing of our Wakefield office during the last week of December 2000 following the Wakefield tragedy.

    Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.2 million to $5.1 million for 2000 as compared to $0.9 million for 1999. Depreciation and amortization expense increased $4.1 million over the pro forma 1999 results that include Edgewater's first quarter 1999 preacquisition results. This increase is attributable to a change in the life in which goodwill is being amortized for Edgewater. Effective January 1, 2000, the goodwill associated with the Edgewater acquisition began being amortized over a 10 year period, as opposed to the 30 year life that was established in April 1999 when Edgewater was acquired and operated as part of the Professional/IT segment. This change, which resulted in increased quarterly amortization expense of approximately $0.6 million, was made as the result of an independent valuation when we separated eSolutions as a separate business segment. In addition, as a result of an independent appraisal we initiated during the fall of 2000, we reallocated the Edgewater purchase price between goodwill and intangible assets. Useful lives relating to these intangible assets and goodwill were established which resulted in increased amortization expense of approximately $0.5 million in the fourth quarter of 2000 and will result in a $0.2 million increase in amortization expense in 2001.

    Operating Loss. Operating loss increased $1.6 million to $3.5 million for 2000 compared to $1.9 million for the same period last year and increased $3.0 million compared to $0.6 million pro forma 1999 results that include Edgewater's first quarter 1999 preacquisition results. Operating loss increased from the prior year primarily due to higher amortization expense of $3.9 million and our planned increase in consultants as well as planned increases in sales, marketing and recruiting expenses to support our eSolutions revenue growth plans.

    Interest Income (Expense), Net. We earned net interest income of $2.3 million for 2000 as compared to the incurrence of interest expense of $1.1 million for 1999. Interest expense was primarily related to borrowings on our Credit Facility (as defined below) to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment.

Using the proceeds from the sale of our various divisions, all borrowings were repaid in July 2000 and excess cash amounts have been placed in short-term investments, used to fund the Tender Offer, repurchases of shares of our common stock under our stock purchase program and for general corporate purposes. Interest income is primarily related to interest generated from the investment of excess cash amounts.

    Net Loss From Continuing Operations. Net loss from continuing operations decreased $0.4 million, or 19.9%, to $1.7 for 2000 as compared to $2.1 million in 1999 and increased $0.5 million as compared to $1.2 million for 1999 pro forma results that include Edgewater's first quarter 1999 preacquisition results. Net margin from continuing operations was (5.3%), (14.0%) and (6.1%) for 2000, 1999 and pro forma 1999, respectively. In addition to the issues discussed above, such as the increase in amortization, the net loss from continuing operations for 2000 increased as a result of a required tax provision of $1.4 million due to non-deductible goodwill amortization from the eSolutions business. These taxes will not be paid out in cash as we will utilize net operating losses to offset such taxes. Our tax losses relate to the sale of our non-eSolutions businesses and divisions and resulted in a deferred tax asset of approximately $26.6 million for use to offset taxable income in future years and a receivable of approximately $16.1 million related to a carryback claim to recover prior years' taxes.

Results for the Year Ended December 31, 1999 Compared to Results for the Year Ended December 31, 1998

    As our eSolutions segment was acquired effective April 1, 1999, no operating results for Edgewater were reported during 1998 or for the first quarter of 1999. For the nine months ended December 31, 1999, Edgewater reported revenue of $15.0 million, EBITDA of $4.0 million (26.9% of revenue) and operating income of $3.2 million (21.0% of revenue). On a pro forma basis taking into account Edgewater's first quarter 1999 preacquisition results, our eSolutions segment had revenues of $19.8 million, EBITDA of $5.5 million and operating income of $4.5 million. As a result of the various strategic alternatives transactions, operating results for the non-eSolutions businesses are included in discontinued operations for all periods presented for which greater detail is included in "Selected Financial Data" and "Financial Statements and Supplementary Data."

Liquidity and Capital Resources

    Our primary historical sources of funds are from operations, the proceeds from securities offerings, if any, and borrowings under our former credit facility with a consortium of banks (the "Credit Facility"). Our principal historical uses of cash have been to fund acquisitions, working capital requirements and capital expenditures. We generally pay our consultants and associates bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

    The gross proceeds from the Commercial segment and Robert Walters transactions were used to repay our outstanding borrowings under the Credit Facility of approximately $288 million. The remaining transaction proceeds were invested in cash and short-term marketable securities and were used to fund the Tender Offer, repurchase shares of our common stock under our stock purchase program and for general corporate purposes. In July 2000, the Board of Directors authorized management, subject to legal requirements, to initially use up to $30 million to repurchase our common stock over the course of the next twelve months (unless shortened or extended by the Board of Directors). Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program during 2000 and through March 20, 2001, we have repurchased 1.3 million shares of our common stock for approximately $7.8 million.

    The Credit Facility was secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first-tier foreign subsidiaries. Interest on any borrowings was computed at our option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on our operating leverage ratios. We paid a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage, which varied based on our operating leverage ratios. In May 1999, we expanded the Credit Facility from $300 million to $325 million. Additionally, during December 1999, we obtained a commitment from two members of our Credit Facility to increase our borrowing capacity for an additional $10 million through January 2000 as a buffer for unexpected Year 2000 issues. This $10 million borrowing increase was not utilized by us. On March 31, 2000, the maximum amount of borrowings under the Credit Facility reverted back to $300 million. In April 2000, we obtained a commitment from one member of our Credit Facility to increase our borrowing capacity for an additional $7.5 million through May 2000 as a buffer for unexpected costs. This $7.5 million borrowing increase was never utilized by us. The $300 million portion of the Credit Facility was scheduled to mature in August 2003. Under the Credit Facility, we had net payments $291.2 million in 2000 and net borrowings of $114.4 million in 1999. The majority of our borrowings were used to pay the cash consideration for several of our acquisitions and for general corporate purposes. In July 2000, we paid-off all of our outstanding borrowings under the Credit Facility and terminated the Credit Facility.

    On December 21, 2000, we commenced the Tender Offer, which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at the Tender Offer Price for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

Taking into account the consummation of the Tender Offer, the consummation of the Transaction and our operations from January 1, 2001 through March 20, 2001, we had cash and cash equivalents of $45.0 million as of March 20, 2001 prior to paying accrued liabilities relating to the sale of our non-eSolutions businesses and the transition of our corporate headquarters.

    Net cash provided by continuing operating activities was $5.5 million and $1.3 million for 2000 and 1999, respectively. The net cash provided by continuing operating activities for the periods presented was primarily attributable to net (loss) income and changes in operating assets and liabilities.

    Net cash provided by (used in) continuing investing activities was $444.6 million and ($42.9) million for 2000 and 1999, respectively. Cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our various non-eSolutions divisions and cash used in continuing investing activities was primarily attributable to cash paid for acquisitions and for additional contingent consideration paid for acquisitions completed during prior periods.

    Net cash (used in) provided by continuing financing was ($297.3) million and $113.5 million for 2000 and 1999, respectively. Cash used in continuing financing activities was primarily related to the repayment of borrowings under our Credit Facility. Cash provided by financing activities was primarily related to borrowings under our Credit Facility to finance several of the acquisitions and contingent consideration payments completed during these periods.

    As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents increased $141.6 million in 2000 and decreased $9.1 million in 1999.

    We believe that our cash flows from operations and available cash will provide sufficient liquidity for our existing operations for the foreseeable future. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, and public or private offerings of debt or equity securities. See "Item 1 - Business; A Look Ahead - Potential Future Strategies, Transactions and Changes."

Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This bulletin, as amended, established guidelines for revenue recognition and originally was effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. Our revenue recognition policy complies with the pronouncement and, accordingly, there was no impact of adopting this new guidance in 2000.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," ("FIN 44"). FIN 44 clarifies the application of APB Opinion 25 and, among other issues, clarifies the following: (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 and the effects of applying FIN 44 are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

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

    Our involvement with derivative financial instruments was limited to the interest rate swap agreements discussed above. We entered into these agreements as hedges against increases in interest rates which would increase the cost of its variable rate borrowings under our Credit Facility. Conversely, we were exposed to the risk that the cost of those borrowings would be higher than the amount computed under our Credit Facility should interest rates decline. In addition, we were exposed to credit risk in the event of non-performance by the bank facilitating these agreements but had no off-balance-sheet risk of accounting loss related to these agreements. At December 31, 2000, we had no open foreign currency derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (a) Consolidated Financial Statements: The following consolidated financial
      ---------------------------------
statements are included in this 10-K:

                                                                         Page
                                                                         ----
          Report of Independent Public Accountants                         33
          Consolidated Balance Sheets at December 31, 2000 and 1999        34
          Consolidated Statements of Operations for the Years Ended
             December 31, 2000, 1999, and 1998                             35
          Consolidated Statements of Stockholders' Equity for the
             Years Ended December 31, 2000, 1999, and 1998                 36
          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2000, 1999, and 1998                             37
          Notes to Consolidated Financial Statements                       38


  (b) Not Covered by Report of Independent Public Accountants:
      -------------------------------------------------------

          Supplementary Quarterly Financial Information                    52

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Edgewater Technology, Inc.:

    We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. (the "Company", a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                         ARTHUR ANDERSEN LLP



Boston, Massachusetts
    March 14, 2001

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                         (In Thousands, Except Shares)

                                                                                       December 31,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                                      $145,581       $  9,857
  Accounts receivable, net                                                          5,875          6,105
  Income tax receivable                                                            16,121          1,549
  Deferred income taxes                                                               900          5,987
  Prepaid expenses and other current assets                                         6,842          4,204
                                                                                 --------       --------
               Total current assets                                               175,319         27,702

Property and equipment, net                                                         2,174          3,177
Intangible assets, net                                                             36,530         39,342
Other assets                                                                          118            237
Deferred income taxes                                                              25,728              -
Net assets from discontinued operations (Note 4)                                   14,831        543,601
                                                                                 --------       --------
                                                                                 $254,700       $614,059
                                                                                 ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                       $ 13,970       $ 12,597
  Payroll and related liabilities                                                   3,195          1,983
                                                                                 --------       --------
               Total current liabilities                                           17,165         14,580

Long-term debt                                                                          -        291,090
Other long-term liabilities                                                           290          6,256
Deferred income taxes                                                                   -          9,084
Commitments and contingencies (Notes 15 through 17)
Stockholders' equity:
  Preferred stock, $.01 par value; no shares issued or outstanding                      -              -
  Common stock, $.01 par value; 28,692,766 and 29,401,022 shares issued
     and outstanding as of December 31, 2000 and 1999, respectively                   296            294
  Paid-in capital                                                                 217,838        216,279
  Treasury stock, at cost                                                          (6,158)             -
  Retained earnings                                                                25,269         76,476
                                                                                 --------       --------
               Total stockholders' equity                                         237,245        293,049
                                                                                 --------       --------
                                                                                 $254,700       $614,059
                                                                                 ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          EDGEWATER TECHNOLOGY, INC.
                          -------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                      (In Thousands, Except Per Share Data)


                                                                                           Years Ended December 31,
                                                                                -------------------------------------------
                                                                                   2000               1999          1998
                                                                                ----------          --------     ----------
Service revenues                                                                 $  31,542          $ 15,040     $        -
Cost of services                                                                    15,577             6,912              -
                                                                                 ---------          --------     ----------
Gross profit                                                                        15,965             8,128              -

Operating expenses:
    Selling, general and administrative                                             14,411             9,107              -
Depreciation and amortization                                                        5,078               895              -
                                                                                 ---------          --------     ----------
       Operating loss                                                               (3,524)           (1,874)             -
Other income (expense):
    Interest income (expense)                                                        2,260            (1,099)             -
    Other, net                                                                         817                 -              -
                                                                                 ---------          --------     ----------
Loss before income taxes and extraordinary item                                       (447)           (2,973)             -
Income tax provision (benefit)                                                       1,234              (875)             -
                                                                                 ---------          --------     ----------
Net loss from continuing operations before extraordinary item                       (1,681)           (2,098)             -

Discontinued operations (Note 4):
(Loss) income from operations of discontinued divisions                           (113,534)           32,311         18,639
Net gain on sale of divisions                                                       64,368                 -              -
Extraordinary item, net of applicable taxes (Note 5)                                  (360)                -              -
                                                                                 ---------          --------     ----------
       Net (loss) income                                                         ($ 51,207)         $ 30,213     $   18,639
                                                                                 =========          ========     ==========
Basic earnings per share:
    Continuing operations                                                          ($ 0.06)         ($  0.07)    $        -
                                                                                 =========          ========     ==========
    Discontinued operations                                                        ($ 1.68)         $   1.10     $     0.65
                                                                                 =========          ========     ==========
    Extraordinary item                                                             ($ 0.01)         $      -     $        -
                                                                                 =========          ========     ==========
    Net (loss) income                                                              ($ 1.75)         $   1.03     $     0.65
                                                                                 =========          ========     ==========

Diluted earnings per share:
    Continuing operations                                                          ($ 0.06)         ($  0.07)     $       -
                                                                                 =========          ========     ==========
    Discontinued operations                                                        ($ 1.68)         $   1.09      $    0.63
                                                                                 =========          ========     ==========
    Extraordinary item                                                             ($ 0.01)         $      -      $       -
                                                                                 =========          ========     ==========
    Net (loss) income                                                              ($ 1.75)         $   1.02      $    0.63
                                                                                 =========          ========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                (In Thousands)

                                                  Common Stock
                                            -----------------------      Paid-in      Treasury      Retained
                                                Shares       Amount      Capital       Stock        Earnings         Total
                                            --------------   ------    -----------  -----------    -----------    -----------
BALANCE, December 31, 1997                          27,034  $   270       $194,432   $        -      $25,134       $  219,836
    Dividends declared                                   -        -              -            -         (693)            (693)
    Business combinations                            1,770       18         17,978            -        3,183           21,179
    Repurchase of stock                                (68)       -              -       (1,374)           -           (1,374)
    Issuances of shares related to
       employee stock plans                            347        3          3,658          323            -            3,984
    Effect of compensatory stock options                 -        -           (746)           -            -             (746)
    Net income                                           -        -              -            -       18,639           18,639
                                                ----------  -------    -----------   ----------      -------       ----------
BALANCE, December 31, 1998                          29,083      291        215,322       (1,051)      46,263          260,825
    Business combinations                              171        2          2,284            -            -            2,286
    Repurchase of stock                               (195)       -              -       (1,856)           -           (1,856)
    Issuances of shares related to
       employee stock plans                            342        1         (1,327)       2,907            -            1,581
    Net income                                           -        -              -            -       30,213           30,213
                                                ----------  -------    -----------   ----------      -------       ----------
BALANCE, December 31, 1999                          29,401      294        216,279            -       76,476          293,049
    Issuances of common stock related to
       employee stock plans                            235        2          1,559            -            -            1,561
    Repurchase of stock                               (943)       -              -       (6,158)           -           (6,158)
    Net loss                                             -        -              -            -      (51,207)         (51,207)
                                                ----------  -------    -----------   ----------      -------       ----------
BALANCE, December 31, 2000                          28,693  $   296    $   217,838      ($6,158)     $25,269       $  237,245
                                                ==========  =======    ===========   ==========      =======       ==========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------

                                (In Thousands)

                                                                                            Years Ended December 31,
                                                                               --------------------------------------------
                                                                                  2000             1999             1998
                                                                               -----------     ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                            ($ 51,207)    $     30,213      $   18,639
    Extraordinary items, net of applicable taxes                                       360                -               -
    Net loss (income) from discontinued operations                                 113,534          (32,311)        (18,639)
    Net gain on sale of divisions                                                  (64,368)               -               -
                                                                               -----------     ------------      ----------
       Net loss from continuing operations                                          (1,681)          (2,098)              -
    Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                              5,078              895               -
          Provision for bad debts                                                       54                -
          Deferred income taxes                                                          -            1,799               -
          Effect of compensatory stock options                                         231                -               -
          Other, net                                                                    44               (5)              -
          Change in operating accounts,
              net of effects of acquisitions:
                 Accounts receivable                                                  (741)          (1,185)              -
                 Prepaid expenses and other current assets                            (912)            (744)              -
                 Other assets                                                           (5)             (26)              -
                 Accounts payable and accrued liabilities                            2,947            7,032               -
                 Payroll and related liabilities                                       794             (792)              -
                 Payment of nonrecurring expenses                                      (70)               -               -
                 Income taxes payable                                                 (597)          (3,730)              -
                 Other long-term liabilities                                           346              107               -
                                                                               -----------     ------------      ----------
Net cash provided by operating activities                                            5,488            1,253               -
                                                                               -----------     ------------      ----------
Net cash provided by discontinued operating activities                              10,231            3,518           6,503
                                                                               -----------     ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of businesses                                               446,778                -               -
    Purchases of businesses, net of cash acquired                                     (664)         (42,696)              -
    Capital expenditures                                                            (1,538)            (162)              -
                                                                               -----------     ------------      ----------
Net cash provided by (used in) investing activities                                444,576          (42,858)              -
                                                                               -----------     ------------      ----------
Net cash used in discontinued investing activities                                 (12,035)         (92,559)       (165,792)
                                                                               -----------     ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                        58,996          274,209               -
    Payments on borrowings                                                        (350,235)        (159,832)              -
    Proceeds from employee stock plans                                                  71            1,581               -
    Deferred financing costs                                                             -             (585)              -
    Repurchases of stock                                                            (6,158)          (1,856)              -
                                                                               -----------     ------------      ----------
Net cash (used in) provided by financing activities                               (297,326)         113,517               -
                                                                               -----------     ------------      ----------
Net cash (used in) provided by discontinued financing activities                    (9,324)           8,036         165,445
                                                                               -----------     ------------      ----------

Net increase (decrease) in cash and cash equivalents                               141,610           (9,093)          6,156
CASH AND CASH EQUIVALENTS, beginning of period                                       3,718           12,811           6,655
CASH AND CASH EQUIVALENTS, discontinued operations                                     253            6,139          (8,322)
                                                                               -----------     ------------      ----------
CASH AND CASH EQUIVALENTS, end of period                                       $   145,581     $      9,857      $    4,489
                                                                               ===========     ============      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                              $     9,439     $     17,413      $    5,647
                                                                               ===========     ============      ==========
    Income taxes paid                                                          $       948     $     17,108      $   28,269
                                                                               ===========     ============      ==========
    Non-cash transactions:
       Notes payable issued in business combination                            $         -     $          -      $   16,117
                                                                               ===========     ============      ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.      BASIS OF PRESENTATION AND NATURE OF BUSINESS:
        --------------------------------------------

    Edgewater Technology, Inc. ("Edgewater" or the "Company" f/k/a StaffMark, Inc.) provides human resource and business solutions through its eSolutions segment, Edgewater Technology (Delaware), Inc. ("Edgewater Technology"), which was acquired effective April 1, 1999. As discussed in Note 4, the Company sold its interests in their Commercial staffing segment, Robert Walters (finance and accounting staffing services), Strategic Legal Resources (legal staffing), IntelliMark (information technology staffing and solutions) and ClinForce (clinical trials support services). Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce were previously components of the Company's Professional/Information Technology ("IT") segment. As a result of these transactions, the operating results for these non-eSolutions divisions have been included in discontinued operations in the accompanying consolidated financial statements.

    Edgewater provides IT consulting services to businesses. These services primarily include the design, development and implementation of web-based applications as well as eCommerce software solutions and consulting services to clients throughout the United States. Edgewater Technology has approximately 250 employees and offices in Massachusetts, New Hampshire, Arkansas, Minnesota, North Carolina and Alabama.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        ------------------------------------------

Principles of Consolidation -

    The consolidated financial statements include the accounts of Edgewater and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents -

    The Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment -

    Property and equipment are stated at cost, which approximates fair value, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Equipment held under capital leases are amortized utilizing the straight-line method over the lessor of the estimated useful life of the asset or the remaining term of the lease. Additions that extend the lives of the assets are capitalized while repairs and maintenance costs are expensed as incurred. When property and equipment are retired, the related cost and accumulated depreciation or amortization are removed from the balance sheet and any resultant gain or loss is recorded.

Intangible Assets -

    Intangible assets consist primarily of goodwill, which is amortized over 10 years using the straight-line method. Intangibles associated with non-compete agreements are amortized using the straight-line method over the life of the respective agreements.

    In conjunction with management's restructuring plan described more fully in
Note 4, in January 2000, management decided to operate its eSolutions business unit as a distinct operating unit as opposed to an integrated component of the Professional/IT segment, as had been originally planned. As a result of this change in operating strategy, management reevaluated the estimated useful life for the intangibles associated with their acquisition of Edgewater Technology and reduced the estimated useful life to 10 years. Prior to the restructure and segmentation, these intangibles were amortized over 30 years since Edgewater Technology was operated as an integral component of the Professional/IT segment. The change in useful life was made effective January 1, 2000 and resulted in increased annual amortization expense of approximately $2.4 million. In addition, as a result of an independent appraisal obtained during the fall of 2000, the Company reallocated the Edgewater Technology purchase price between goodwill and other acquired intangible assets (see Note 8).

Revenue Recognition -

    Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Income Taxes -

    Income taxes have been provided based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred income taxes using the liability method. Deferred income taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. Deferred income taxes are recognized for the tax consequences of such temporary differences by applying currently enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts ultimately expected to be realized.

Fair Value of Financial Instruments -

    Edgewater's financial instruments include cash and cash equivalents and its debt obligations. Management believes that these financial instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

Impairment of Long-Lived Assets -

    Edgewater regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation is performed pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. During 2000, the Company recognized an impairment in the goodwill associated with its Professional/IT segment as more fully described in Note 4.

Stock Options -

    During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages all companies to recognize compensation expense based on the fair value, at grant date, of instruments issued pursuant to stock-based compensation plans. SFAS No. 123 requires the fair value of the instruments granted, which is measured pursuant to the provisions of the statement, to be recognized as compensation expense over the vesting period of the instrument. However, the statement also allows companies to continue to measure compensation costs for these instruments using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to account for stock-based compensation plans pursuant to the provisions of APB Opinion No. 25 must make pro forma disclosures of net income as if the fair value method defined in SFAS No. 123 had been applied. Edgewater has elected to account for stock options under the provisions of APB Opinion No. 25 and has included the disclosures required by SFAS No. 123 in Note 13.

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

Recent Accounting Pronouncements -

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This bulletin, as amended, established guidelines for revenue recognition and originally was effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. The Company's revenue recognition policy complies with the pronouncement and, accordingly, there was no impact of adopting this new guidance in 2000.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," ("FIN 44"). FIN 44 clarifies the application of APB Opinion 25 and, among other issues, clarifies the following: (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 and the effects of applying FIN 44 are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's financial condition or results of operations.

3.      BUSINESS COMBINATIONS:
        ---------------------

    Effective April 1, 1999, the Company acquired Edgewater Technology, a full-service provider of eSolutions located in Boston's Route 128 technology corridor. Edgewater Technology applies its eStrategy, eSolutions and Internet outsourcing services to vertical markets such as financial services, customer service centers, transportation and logistics, retail/e-tail and healthcare. Edgewater Technology brings mission-critical eSolutions to clients primarily in the middle market. As the acquisition was accounted for as a purchase business combination, the consolidated financial statements include the operating results of Edgewater Technology from the date of acquisition. The cost of this acquisition has been allocated based on estimated fair market value of the assets acquired and liabilities assumed with the excess costs over fair values of net assets acquired recorded as goodwill. Amounts allocated to goodwill are amortized on a straight-line basis over 10 years.

    The aggregate consideration paid with respect to acquisitions was $0.7 million and $42.7 million for 2000 and 1999, respectively. The remaining earnout for the acquisition of Edgewater Technology was determined as $1.2 million and was paid in the first quarter of 2001. As this amount was fixed and determinable, it has been accrued and recorded as goodwill in the accompanying consolidated balance sheets.

    The unaudited consolidated results of operations for 1999 on a pro forma basis as though Edgewater Technology had been acquired as of the beginning of 1999 are presented below.

                                                               (In Thousands, Except Per Share Data)
        Revenues                                                               $ 19,830
                                                                               ========
        Net loss from continuing operations                                   ($  1,201)
                                                                               ========
        Net income                                                             $ 31,110
                                                                               ========

        Basic earnings per share:
          Continuing operations                                               ($   0.04)
                                                                               ========
          Net income                                                           $   1.06
                                                                               ========

        Diluted earnings per share:
          Continuing operations                                               ($   0.04)
                                                                               ========
          Net income                                                           $   1.05
                                                                               ========

4.      DISCONTINUED OPERATIONS:
        -----------------------

    On June 28, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., the Company sold all of its subsidiaries, and the assets and liabilities of its Commercial staffing segment to affiliate entities of Stephens Group, Inc. As consideration, the Company received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, the Company sold the name "StaffMark" as that was the name used by the Commercial staffing segment.

    On July 13, 2000, the Company sold, through two indirect wholly-owned subsidiaries, all of its equity interests in Robert Walters through an initial public offering on the London Stock Exchange. Robert Walters had previously been the Company's finance and accounting platform within its Professional/IT segment. The Company's two subsidiaries sold 67,200,000 ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10,400,000 ordinary shares. The Company's share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses.

    During the second quarter of 2000, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a $150 million non-cash charge for the write-down of the goodwill in its IntelliMark and Strategic Legal Resources divisions to estimated realizable values. This write-down was largely due to a decline in the revenues, gross profit and cash flow of these divisions and the overall decrease in market values within these industries. Accordingly, the carrying values of these assets were written down to management's estimates of fair value, which were based on market comparables for companies operating in similar industries.

    On September 22, 2000, the Company sold all of the outstanding stock of Strategic Legal Resources, the legal staffing platform within its Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.25 million, of which $4.25 million was represented by a promissory note. The balance of this note was collected in January 2001.

    On November 16, 2000, the Company sold all of the outstanding shares of stock of its subsidiaries that comprised IntelliMark, its IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for approximately $42.7 million in cash, subject to potential upward or downward post-closing adjustments. In connection with this sale, the Company recorded a $53.9 million non-cash charge for the write-down of the goodwill in its IntelliMark division to estimated realizable values. The effect of this adjustment is included in net gain on sale of divisions in the accompanying consolidated statements of operations.

    On December 15, 2000, the Company entered into a Stock Purchase Agreement to sell all of its outstanding stock in ClinForce to Cross Country TravCorps, Inc. for approximately $31 million in cash, before fees and expenses and subject to potential upward or downward post-closing adjustment (the "Transaction"). The Company held a Special Stockholders' Meeting on March 14, 2001 to approve the Transaction. After receiving approval from stockholders, the Transaction was closed on March 16, 2001. As a result of receiving this approval, the financial results for ClinForce are included in discontinued operations in the accompanying consolidated financial statements. The Company estimates that it will record a gain of approximately $14.4 million before taxes related to the Transaction during the first quarter of 2001.

    During the third and fourth quarter of 2000, as a result of the impending sale of the Company's remaining two segments, the Company recorded nonrecurring expenses totaling approximately $3.8 million relating to the Company's divestiture process and costs related to the closing of the Company's former corporate headquarters (in Fayetteville, Arkansas). The move of the corporate headquarters to Wakefield, Massachusetts, where the eSolutions segement is located, is expected to be completed during the second quarter of 2001. All of the remaining corporate employees (approximately 25) have been or will be severed as a result of this restructuring. The restructuring expense includes future contractual obligations to certain employees, which extend through October 2001. As a result of the above, expenses of approximately $3.0 million for severance costs, $0.6 million for facility costs and $0.2 million for relocation costs were recorded in the third and fourth quarter of 2000 and have been included in discontinued operations.

    The following is a summary of the Company's restructuring accrual, which has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets:

                                                      (In Thousands)

        Restructuring expenses:
           Severance                                      $ 3,003
           Facility                                           613
           Relocation                                         160
                                                          -------
                                                            3,776
        Less cash outlays                                     432
                                                          -------
        Accrual at December 31, 2000                      $ 3,344
                                                          =======

    As a result of the completion of the transactions described above, the operating results for the Commercial staffing segment, Robert Walters, Strategic Legal, IntelliMark and ClinForce have been included in discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $667.5 million and $1,205.8 million for 2000 and 1999, respectively. Operating (loss) income from discontinued operations was ($145.5) million and $65.7 million for 2000 and 1999, respectively.

    Net assets from discontinued operations in the accompanying balance sheets represent the net assets of the discontinued operations for ClinForce as of December 31, 2000 and for the Commercial staffing segment, Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce as of December 31, 1999. Components are as follows as of December 31:

                                                                                   2000             1999
                                                                                ---------        ---------
                                                                                        (In Thousands)
        Accounts receivable, net                                                  $ 4,689         $178,948
        Prepaid expenses and other current assets                                    (857)          12,831
        Property and equipment, net                                                   404           25,867
        Intangible assets, net                                                     11,779          396,044
        Other assets                                                                   30            2,546
        Accumulated translation adjustment                                              -            2,572
        Accounts payable and accrued liabilities                                      (62)         (28,369)
        Payroll and related liabilities                                            (1,147)         (24,156)
        Reserve for workers' compensation claims                                        -           (9,607)
        Income taxes payable                                                           (5)          (3,751)
        Long-term debt                                                                  -           (9,324)
                                                                                  -------         --------
        Net assets from discontinued operations                                   $14,831         $543,601
                                                                                  =======         ========

5.      EXTRAORDINARY ITEM - WAKEFIELD TRAGEDY:
        --------------------------------------

    On December 26, 2000, a tragedy occurred at the Company's Wakefield, Massachusetts office, where seven employees were murdered. As a result of this tragedy, the Wakefield office was closed during the last week of December 2000. The Company incurred expenses totaling approximately $0.5 million for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary expense, net of the applicable tax effect, in the accompanying consolidated statements of operations.

6.      ACCOUNTS RECEIVABLE:
        -------------------

    Included in accounts receivable are unbilled amounts totaling approximately $2.1 million and $1.9 million at December 31, 2000 and 1999, respectively. Edgewater maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowances for doubtful accounts:

                                                                         Years Ended December 31,
                                                                      ------------------------------
                                                                        2000       1999       1998
                                                                      -------    -------    --------
                                                                             (In Thousands)
        Balance at beginning of year                                     $ 67      $   -     $     -
        Increases relating to acquisitions                                  -         67           -
        Provision for bad debts                                            54          -           -
        Charge-offs, net of recoveries                                    (86)         -           -
                                                                         ----      -----     -------
        Balance at end of year                                           $ 35      $  67     $     -
                                                                         ====      =====     =======

7.      PROPERTY AND EQUIPMENT:
        ----------------------
    Components of property and equipment are as follows as of December 31:

                                                                                    2000             1999
                                                                                   ------           ------
                                                                                        (In Thousands)
        Furniture, fixtures and equipment                                          $1,043           $2,280
        Computer equipment and software                                             1,429              755
        Leasehold improvements                                                        623              475
                                                                                   ------           ------
                                                                                    3,095            3,510
        Less accumulated depreciation and amortization                                921              333
                                                                                   ------           ------
                                                                                   $2,174           $3,177
                                                                                   ======           ======

    Depreciation expense related to property and equipment for the years ended December 31, 2000 and 1999 totaled approximately $0.6 million and $0.3 million, respectively.

8.      INTANGIBLE ASSETS:
        -----------------

    Intangible assets consisted of the following as of December 31:

                                                                                   2000             1999
                                                                                  -------          -------
                                                                                      (In Thousands)
        Goodwill                                                                  $39,479          $38,325
        Other                                                                       2,088            1,564
                                                                                  -------          -------
                                                                                   41,567           39,889
        Less accumulated amortization                                               5,037              547
                                                                                  -------          -------
                                                                                  $36,530          $39,342
                                                                                  =======          =======

    Amortization expense related to intangible assets for the years ended December 31, 2000 and 1999 totaled approximately $4.5 million and $0.5 million, respectively.

9.      DEBT:
        ----

    The Company had a credit facility (the "Credit Facility") with a consortium of banks which was used for working capital and other general corporate purposes, including acquisitions. As of December 31, 1999, maximum borrowings pursuant to the Credit Facility were limited to approximately $325.0 million. Additionally, during December 1999, the Company obtained a commitment from two members of its Credit Facility to increase its borrowing capacity for an additional $10.0 million through January 2000. This increased borrowing capacity was not utilized by the Company. On March 31, 2000, the maximum amount of borrowings under the Credit Facility reverted back to $300 million. In April 2000, the Company obtained a commitment from one member of the Credit Facility to increase its borrowing capacity for an additional $7.5 million through May 2000 as a buffer for unexpected costs. This $7.5 million borrowing increase was never utilized by the Company. The $300 million portion of the Credit Facility was scheduled to mature in August 2003.

    In July 2000, using proceeds from the sale of its Commercial staffing segment and Robert Walters, the Company paid-off all of its outstanding borrowings under the Credit Facility and terminated the Credit Facility.

     Interest on borrowings was computed at the Company's option, either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on the Company's operating leverage ratios. This rate averaged 7.54% for the six months ended June 30, 2000 and 6.53% for the year ended December 31, 1999. As of December 31, 1999, the Company was required to pay a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage which varied based on the Company's operating leverage ratios. As of December 31, 1999, this fee was 0.25% of the total amount of the Credit Facility.

     The Credit Facility required compliance with certain financial ratios and other operational covenants. The Company was in compliance with all covenants at December 31, 1999. The Credit Facility was secured by all of the issued and outstanding capital stock of the Company's domestic subsidiaries and 65% of the issued and outstanding capital stock of the Company's first tier foreign subsidiaries.

10.  FINANCIAL INSTRUMENTS:
     ---------------------

     In 1998, the Company entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. In May 2000, the Company terminated the agreements and recognized the proceeds as an asset to be amortized over the original life of the contracts. These swaps did not have a material impact on recorded interest expense during the periods presented. In July 2000, in conjunction with the repayment and termination of the Credit Facility, the Company wrote off the unamortized balance and recognized a gain of approximately $1.0 million on these swaps in the accompanying consolidated financial statements.

     The Company's involvement with derivative financial instruments was limited to the interest rate swap agreements discussed above. The Company entered into these agreements as hedges against increases in interest rates which would increase the cost of its variable rate borrowings under our Credit Facility. Conversely, the Company was exposed to the risk that the cost of those borrowings would be higher than the amount computed under our Credit Facility should interest rates decline. In addition, the Company was exposed to credit risk in the event of non-performance by the bank facilitating these agreements but had no off-balance-sheet risk of accounting loss related to these agreements. At December 31, 2000, the Company had no open foreign currency derivatives.

11.  INCOME TAXES:
     ------------

     The provision for income taxes consisted of the following for the years ended December 31:

                                                                         2000           1999            1998
                                                                      ----------    -----------      ---------
                                                                                     (In Thousands)
        Current:
           Federal                                                      $ (1,864)      $  9,935       $ 13,168
           State                                                             (63)           934          1,839
           Foreign                                                         2,404          3,457          5,228
                                                                        --------       --------       --------
                                                                             477         14,326         20,235
                                                                        --------       --------       --------
        Deferred

           Federal                                                       (52,815)         1,392          4,228
           State                                                          (1,796)           131            590
           Foreign                                                           (71)           145             71
                                                                        --------       --------       --------
                                                                         (54,682)         1,668          4,889
                                                                        --------       --------       --------
        Income tax (benefit) provision                                   (54,205)        15,994         25,124
        Amounts attributable to discontinued operations                  (55,439)        15,119         25,124
                                                                        --------       --------       --------
        Income tax provision (benefit) from continuing operations       $  1,234       $   (875)      $      -
                                                                        ========       ========       ========

     The components of deferred income tax assets and liabilities as of December 31, 2000 and 1999 were as follows:

                                                                                       2000            1999
                                                                                    -----------      ---------
                                                                                            (In Thousands)
        Deferred income tax assets:
           Net operating loss carryforward                                          $    62,397      $       -
           Accrued vacation                                                                 477              -
           Allowance for doubtful accounts                                                  483          2,028
           Depreciation and amortization                                                     40              -
           Workers' compensation reserves                                                     -          3,782
           Non-compete and deferred compensation agreements                                   -            184
           Other                                                                              -          1,604
                                                                                    -----------      ---------
               Total deferred income tax assets                                          63,397          7,598
        Deferred income tax liabilities:
           Change in income tax accounting method from cash
               to accrual basis in conjunction with termination of
               S Corporation status                                                           -          1,427
           Depreciation and amortization                                                      -          9,268
           Intangibles from asset purchase acquisitions                                     557              -
           Other                                                                             59              -
                                                                                    -----------      ---------
               Total deferred income tax liabilities                                        616         10,695
                                                                                    -----------      ---------
        Valuation reserve                                                               (36,153)             -
                                                                                    -----------      ---------
                                                                                    $    26,628      $  (3,097)
                                                                                    ===========      =========

    Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 2000 and 1999:

                                     2000                                     1999
                              --------------------------           ----------------------------
                                Current        Long-term             Current          Long-term
                              -----------      ---------           -------------      ---------
                                                      (In Thousands)
        Assets                    $   900      $  25,728                $  7,414      $     184
        Liabilities                     -              -                  (1,427)        (9,268)
                                  -------      ---------                --------      ---------
                                  $   900      $  25,728                $  5,987      $  (9,084)
                                  =======      =========                ========      =========

     The Company has net operating losses for federal income tax purposes of approximately $177 million, which expire through 2020. The utilization of these losses in any given year may be limited in the event that a significant ownership change, as defined, has occurred. A valuation allowance for the deferred tax assets has been recorded in the accompanying consolidated balance sheets as management believes that some deferred tax assets are more likely than not to be remain unrecoverable. In assessing the realizability of deferred income tax assets, management has considered scheduled reversals of the deferred income tax liabilities, projected future taxable income and the amount and expiration of net operating loss carryforwards.

     The differences in income taxes determined by applying the statutory federal tax rate of 34% for 2000, 1999 and 1998, to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 result from the following:

                                                        2000                  1999                    1998
                                                 ---------------------------------------------------------------
                                                  Amount     Rate        Amount     Rate        Amount     Rate
                                                 ---------  ------    -----------  ------      ---------  ------
                                                                        (In Thousands)
        Tax at statutory rate                    $    (161)  (34.0)%    $ (1,010)   (34.0)%      $     -       -%
        Add (deduct):
           State income taxes, net of
               federal tax benefit                      75    15.8             -        -              -       -
           Non-deductible amortization               1,436   303.3           170      5.7              -       -
           Other, net                                 (116)  (24.5)          (35)    (1.2)             -       -
                                                 ---------  ------      --------   ------        -------  ------
                                                 $   1,234   260.6 %    $   (875)   (29.5)%      $     -       -%
                                                 =========  ======      ========   ======        =======  ======

12.  EMPLOYEE BENEFIT PLANS:
     ----------------------

     The Company maintains several defined contribution employee benefit plans, some of which allow eligible employees to defer a portion of their income through contributions to the plans. Contributions by Edgewater to the various plans were approximately $1.8 million, $1.6 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     In May 1997 and May 2000, the Company's stockholders approved an employee stock purchase plan (the "Stock Purchase Plan") which grants employees the right to purchase shares of the Company's common stock at a price equal to the lower of 85% of the market value on the date of purchase or the beginning of the calendar quarter of the purchase. Purchases under the Stock Purchase Plan are limited to 10% of the respective employees' compensation and do not impact the Company's reported net loss.

13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS:
     --------------------------------------

  Common Stock -

     The Company's stockholders had authorized 200 million shares of common stock and 10 million shares of preferred stock for issuance as of December 31, 2000 and 1999, respectively. In January 2001, the Company completed an issuer tender offer in which the Company repurchased 16.25 million shares of its common stock at $8.00 per share for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options. This repurchase of options will result in a $0.2 million compensation charge in January 2001.

  Dividends -

     Edgewater has not historically paid any dividends on its common stock and intends to continue this practice for the foreseeable future with regard to cash generated through its normal operations. The Company's 1998 dividend in the accompanying consolidated statements of stockholders' equity was paid by Robert Walters prior to their pooling-of-interests transaction with the Company.

  Stock Options -

     In October 1999, Edgewater's Board of Directors amended Edgewater's 1996 Stock Option Plan (the "Plan") to increase the maximum number of shares of Edgewater's common stock that may be issued under the Plan from 12% to 15% of the total number of shares of common stock outstanding. Options granted under the Plan generally become 33% vested after one year and then vest 33% in each of the next two years or become 40% vested after two years and then vest 20% in each of the next three years. Under the Plan, the exercise price of the option equals the market value of Edgewater's common stock on the date of the grant, and the maximum term for each option is 10 years.

     Robert Walters maintained three stock option plans for its employees, all of which required compensatory accounting treatment under APB Opinion No. 25. Total compensation income recognized related to Robert Walters stock option plans was $0.7 million for the year ended December 31, 1998. This amount is included in discontinued operations in the accompanying consolidated statements of operations and reflected as an adjustment to paid-in capital in the accompanying consolidated statements of stockholders' equity.

     In February 2000, the Company adopted a subsidiary stock option plan (the "Subsidiary Plan") for employees and consultants of Edgewater Technology, its eSolutions segment. The purpose of the Subsidiary Plan was to aid Edgewater Technology in attracting and retaining employees and consultants. The total amount of Edgewater common stock for which stock options could be granted under the Subsidiary Plan could not exceed 5.0 million shares of Edgewater common stock. In August 2000, the Subsidiary Plan was terminated and the options for
2.9 million shares of the Company's subsidiary stock that had been granted under this Subsidiary Plan were exchanged into 1.8 million options under a newly created parent company stock option plan (the "Parent Plan") and into 1.1 million options under the Company's Amended and Restated 1996 Stock Option Plan. The Parent Plan excludes grants for directors and officers and for which stock option grants may not exceed 4.0 million shares of the Company's common stock. As a result of this exchange, the Company recorded a one-time compensation charge of $0.2 million.

     A summary of Edgewater's stock option activity is as follows:

                                                                               Weighted
                                                                                Average
                                                         Shares Under          Price Per
                                                            Option               Share
                                                       -----------------     ------------
        Outstanding, December 31, 1997                      2,106,223             $ 14.70
           Granted                                          1,107,786               21.23
           Exercised                                         (155,963)               2.85
           Forfeited                                         (180,563)              14.58
                                                           ----------             -------
        Outstanding, December 31, 1998                      2,877,483               17.86
           Granted                                          1,588,335                8.19
           Exercised                                          (53,486)               5.33
           Forfeited                                         (747,983)              16.84
                                                           ----------             -------
        Outstanding, December 31, 1999                      3,664,349               14.06
           Granted                                          3,446,495                6.18
           Exercised                                          (18,358)               4.03
           Forfeited                                       (1,446,840)              15.21
                                                            ---------             -------
        Outstanding, December 31, 2000                      5,645,646             $  8.89
                                                            =========             =======


     Options exercisable were approximately 1.5 million, 1.0 million and 0.8 million as of December 31, 2000, 1999 and 1998, respectively. The following is a summary of stock options outstanding and exercisable as of December 31, 2000:

                         Options Outstanding                                          Options Exercisable
    --------------------------------------------------------------------          ----------------------------
                                                           Weighted                               Weighted
                                    Weighted Average       Average                                Average
      Options       Range of           Remaining        Exercise Price              Options    Exercise Price
    Outstanding   Exercise Prices     Life In Years        Per Share              Exercisable     Per Share
    -----------   --------------- --------------------  ----------------          ----------- ----------------
      268,133     $ 2.13 - $6.00             8.1            $  4.88                   61,133        $  3.88
    2,961,971      6.01  -  6.25             9.6               6.11                  247,054           6.23
      573,000      6.26  -  7.50             8.6               7.25                  144,000           7.27
      593,250       7.51 - 10.00             8.2               8.53                  191,466           8.42
      773,700      10.01 - 15.00             6.0              12.40                  649,882          12.38
      475,592      15.01 - 40.75             6.6              25.21                  296,392          24.92
    ---------                                ---            -------               ----------        -------
    5,645,646                                8.5            $  8.81                1,589,927        $ 12.50
    =========                                ===            =======               ==========        =======

     Options outstanding under the Amended and Restated 1996 Edgewater Stock Option Plan vested 100% upon the closing of the Transaction as this constituted a "change in control" as defined in the plan, except for 1.1 million stock options granted under this plan to officers of the Company's eSolutions business in August 2000. Employees of the Commercial segment and IntelliMark hold approximately 1.4 million of these outstanding options, which terminate on April 16, 2001, which is 30 days following the "change in control." Employees of ClinForce hold approximately 0.1 million of these outstanding options, which terminate on June 14, 2001, which is 90 days following the "change in control."

     As discussed in Note 2, Edgewater has elected to account for its stock options under the provisions of APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations other than the compensation expense recognized related to the Subsidiary Plan stock option plans as discussed above. Pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect Edgewater's pro forma net (loss) income for the years ended December 31, 2000, 1999 and 1998, as if the fair value method of accounting prescribed by SFAS No. 123 had been used. In preparing the pro forma disclosures, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

                                                           Years Ended December 31,
                                                     -----------------------------------
                                                        2000         1999        1998
                                                     ---------    ---------  -----------
     Weighted average risk-free interest rate            4.81%        6.34%        4.55%
     Dividend yield                                         0%           0%           0%
     Weighted average expected life                    5 years      5 years      5 years
     Expected volatility                                   78%          80%          58%

    Using these assumptions, the fair value of the noncompensatory stock options granted during the years ended December 31, 2000, 1999 and 1998 was approximately $14.0 million, $8.7 million and $12.0 million, respectively. The weighted average fair value per share of noncompensatory options granted during 2000, 1999 and 1998 was $4.10, $5.64 and $14.60, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions above and the straight-line amortization method over the vesting period, net
(loss) income would have been adjusted to the following pro forma amounts:

                                                                               Years Ended December 31,
                                                                         -----------------------------------
                                                                            2000         1999         1998
                                                                         -----------------------------------
                                                                        (In Thousands, Except Per Share Data)
        Net (loss) income:
            As reported                                                   ($51,207)     $30,213      $18,639
                                                                           =======      =======      =======
            Pro forma                                                     ($55,104)     $28,616      $17,103
                                                                           =======      =======      =======
        Basic earnings per share:
            As reported                                                   ($  1.75)     $  1.03      $  0.65
                                                                           =======      =======      =======
            Pro forma                                                     ($  1.89)     $  0.98      $  0.60
                                                                           =======      =======      =======
        Diluted earnings per share:
            As reported                                                   ($  1.75)     $  1.02      $  0.63
                                                                           =======      =======      =======
            Pro forma                                                     ($  1.89)     $  0.97      $  0.58
                                                                           =======      =======      =======

14.     EARNINGS PER SHARE:
        ------------------

    A reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                             2000           1999           1998
                                                                            ------         ------         ------
                                                                                       (In Thousands)
           Weighted average common shares outstanding                       29,212         29,280         28,593
           Dilutive effect of stock options                                      -            246          1,034
                                                                            ------         ------         ------
           Weighted average common shares, assuming
               dilutive effect of stock options                             29,212         29,526         29,627
                                                                            ======         ======         ======

    Options to purchase 2.4 million shares of common stock (at prices ranging from $6.72 to $40.31 per share) were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares. These options, which expire ten years from the date of issue, were still outstanding as of December 31, 2000. Options to purchase approximately 2.1 million shares of common stock (at prices ranging from $11.38 to $40.75 per share) were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares.

15.     RELATED PARTY TRANSACTIONS:
        --------------------------

    Edgewater has entered into agreements with certain stockholders and officers of the Company to lease certain parcels of land and buildings used in the Company's operations. Rent expense related to these facilities totaled approximately $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future related party lease obligations relate to the Company's current corporate headquarters in Fayetteville, Arkansas. As the Company's corporate headquarters will be moving to Wakefield, Massachusetts during 2001, the Company is currently in the process of negotiating a sublease or assignment of the Fayetteville lease to a third party.

    Annual future minimum payments required under this lease are included in the table in Note 17 and are summarized as follows:

                 Fiscal Years                                Amount
                 ------------                              ----------
                                                         (In Thousands)

                     2001                                   $   223
                     2002                                       223
                     2003                                       223
                     2004                                       223
                     2005                                       234
                  Thereafter                                    861
                                                            -------
                                                            $ 1,987
                                                            =======

  Included in other current assets as of December 31, 2000 and 1999 are advances to certain officers and employees totaling $0.1 million and $0.5 million, respectively.

    Synapse Group, Inc., one of our significant customers discussed in Note 19, is considered a related party as their President and Chief Executive Officer Michael Loeb is also a member of the Company's Board of Directors. As of December 31, 2000, the Company maintained an accounts receivable balance of $2.2 million from Synapse Group, Inc.

16.     COMMITMENTS AND CONTINGENCIES:
        -----------------------------

    The Company has been subject to a number of stockholder lawsuits alleging that the Company and one of its officer/directors violated federal securities laws. Such actions were consolidated into one action in United States District Court for the Eastern District of Arkansas (the "Court"). In June 2000, the Court issued a Memorandum Opinion and Order dismissing most of the allegations in the consolidated complaint. In November 2000, the Court granted the Company's motion for partial reconsideration and dismissed all of the remaining allegations in the complaint. The plaintiffs filed a motion for reconsideration in December 2000 and, in January 2001, the Court rejected the plaintiffs' request for reconsideration resulting in the entire consolidated complaint being dismissed by the Court. In February 2001, the plaintiffs appealed the dismissal of the complaint to the Eight Circuit Court of Appeals in St. Louis, Missouri. Although the outcome is uncertain, the Company believes that this complaint is without merit and denies all of the allegations of wrongdoing and is vigorously defending the suit. Accordingly, no provisions have been made in the accompanying financial statements related to this matter.

    Edgewater is subject to certain claims and lawsuits arising in the normal course of business. Edgewater maintains various insurance coverages in order to minimize the financial risk associated with certain of these claims.

    Edgewater has employment agreements with certain executive officers and management personnel that provide for annual salaries, cost-of-living adjustments and additional compensation in the form of "performance-based" bonuses. Certain agreements include covenants against competition with Edgewater, which extend for a period of time after termination. These agreements generally continue until terminated by the employee or Edgewater.

17.     NONCANCELABLE OPERATING LEASES:
        ------------------------------

    Edgewater leases office space and certain equipment under noncancelable operating leases through 2009. As discussed in Note 15, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

                 Fiscal Years                                Amount
                 ------------                              ----------
                                                         (In Thousands)

                     2001                                    $1,120
                     2002                                       936
                     2003                                       822
                     2004                                       735
                     2005                                       574
                  Thereafter                                  1,007
                                                             ------
                                                             $5,194
                                                             ======

    Rent expense, including amounts paid to related parties and for discontinued operations, was approximately $12.3 million, $13.6 million and $11.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

18.     SEGMENT INFORMATION:
        -------------------

    As a result of the Company's IT restructuring plan in late 1999, as discussed in Note 4, the Company determined that Edgewater Technology, its eSolutions business, was fundamentally different than the other components of its Professional/IT segment and the Company began managing the eSolutions segment as an autonomous business unit beginning in 2000. Accordingly, in January 2000, Edgewater began disaggregating the results of its eSolutions business unit and reviewing those results separately. These operations had previously been included in its Professional/IT segment.

    The Company's eSolutions segment, provides eCommerce software solutions, consulting and development services. The "corporate" column below includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other expenses not allocated to the segments. The "corporate" column includes general corporate expenses, headquarters facilities and equipment, internal-use software, and other expenses not allocated to the segment.

    The accounting policies used in measuring segment assets and operating results are the same as those described in Note 2. The Company evaluates performance of the segments based on segment operating income, excluding corporate overhead. The Company does not have any significant intersegment sales or transfers. Revenues and property and equipment for all periods presented are from operations in the United States.

    The results of the Company's business segments as of and for the years ending December 31 are as follows:

                                                               Edgewater                       Consolidated
           (In Thousands)                                     Technology        Corporate         Totals
                                                              ----------        ---------     --------------
2000
Revenues                                                       $  31,542        $       -          $  31,542
Selling, general and administrative expense                       11,324            3,087             14,411
Earnings before interest, taxes,
    depreciation and amortization                                  4,718           (3,164)             1,554
Depreciation and amortization                                      5,062               16              5,078
Operating loss                                                      (344)          (3,180)            (3,524)
Capital expenditures                                               1,420              118              1,538
Total assets of continuing operations                             45,257          194,612            239,869

1999
Revenues                                                       $  15,040        $       -          $  15,040
Selling, general and administrative expense                        4,083            5,024              9,107
Earnings before interest, taxes,
    depreciation and amortization                                  4,045           (5,024)              (979)
Depreciation and amortization                                        895                -                895
Operating income (loss)                                            3,150           (5,024)            (1,874)
Capital expenditures                                                 157                5                162
Total assets of continuing operations                             45,856           24,602             70,458

19.     SIGNIFICANT CUSTOMERS:
        ---------------------

    The following table summarizes the revenue and accounts receivable from customers in excess of 10% of reported amounts for the periods presented.

                                                             December 31,
                                                          2000       1999
                                                          ----       ----
        Revenue
           Synapse Group, Inc.                            27.0%      48.8%
           HomeRuns.com                                   19.9%      13.0%
           American Student Assistance                    18.0%      17.0%

                                                             December 31,
                                                          2000       1999
                                                          ----       ----
        Accounts Receivable
           Synapse Group, Inc.                            36.9%      33.9%
           HomeRuns.com                                   16.5%         -%
           American Student Assistance                    10.3%         -%

Supplementary Quarterly Financial Information (In Thousands)
------------------------------------------------------------

    The net income and earnings per share amounts below include results from discontinued operations. Results for our eSolutions segment are included after April 1, 1999, the effective date of that acquisition.

                                                           2000
                        --------------------------------------------------------------------------
                         1st Quarter    2nd Quarter    3rd Quarter    4th Quarter         Total
                        -------------  -------------  -------------  -------------  --------------
Service revenues               $7,087         $7,969        $ 8,360         $8,126        $31,542
Gross profit                    3,717          4,243          4,249          3,756         15,965
Net income (loss)               1,931       (106,776)        61,578         (7,940)       (51,207)
Basic earnings per
share                          $ 0.07         ($3.62)       $  2.11         ($0.28)        ($1.75)
Diluted earnings per
share                          $ 0.07         ($3.61)       $  2.11         ($0.28)        ($1.74)

                                                           1999
                        --------------------------------------------------------------------------
                         1st Quarter    2nd Quarter    3rd Quarter    4th Quarter         Total
                        -------------  -------------  -------------  -------------  --------------
Service revenues               $    -        $ 4,959         $5,072        $5,009         $15,040
Gross profit                                   2,748          2,835         2,545           8,128
                                    -
Net income                      6,407         10,759          7,822         5,225          30,213
Basic earnings per
share                          $ 0.22        $  0.37         $ 0.27        $ 0.18         $  1.03
Diluted earnings per
share                          $ 0.22        $  0.37         $ 0.27        $ 0.18         $  1.02

                                    First Quarter 2000                          Second Quarter 2000
                        -------------------------------------------  ---------------------------------------------
                                       Discontinued                                  Discontinued
                        Per Form 10-Q   Operations         Restated  Per Form 10-Q    Operations          Restated
                        -------------  ------------     -----------  -------------  -------------     ------------
Service revenues             $294,285     ($287,198)        $ 7,087        $65,040       ($57,071)          $7,969
Gross profit                   73,017       (69,300)          3,717         19,738        (15,495)           4,243
Net loss - continuing           1,931        (2,529)           (598)      (102,313)       101,817             (496)
Discontinued operations             -         2,529           2,529          1,712       (101,817)        (100,105)
Loss on sale                        -             -               -         (6,175)             -           (6,175)
Net income (loss)               1,931             -           1,931       (106,776)             -         (106,776)
Basic earnings per
share                        $   0.07             -         $  0.07         ($3.62)             -           ($3.62)
Diluted earnings per
share                        $   0.07             -         $  0.07         ($3.61)             -           ($3.61)

                                   Third Quarter 2000                          Fourth Quarter 2000
                        -------------------------------------------  ---------------------------------------------
                                       Discontinued                                  Discontinued
                        Per Form 10-Q   Operations         Restated  4/th/ Quarter    Operations          Restated
                        -------------  ------------     -----------  -------------  -------------     ------------
Service revenues              $15,547       ($7,187)        $ 8,360        $16,267        ($8,141)          $8,126
Gross profit                    6,544        (2,295)          4,249          6,240         (2,484)           3,756
Net loss - continuing            (430)        1,170             740         (2,154)           828           (1,326)
Discontinued operations        (7,725)       (1,170)         (8,895)        (6,597)          (468)          (7,065)
Extraordinary item, net             -             -               -              -           (360)            (360)
Gain on sale                   69,733             -          69,733            811              -              811
Net income (loss)              61,578             -          61,578         (7,940)             -           (7,940)
Basic earnings per
share                         $  2.11             -         $  2.11         ($0.28)             -           ($0.28)
Diluted earnings per
share                         $  2.11             -         $  2.11         ($0.28)             -           ($0.28)

                                    First Quarter 1999                          Second Quarter 1999
                        -------------------------------------------  ---------------------------------------------
                                       Discontinued                                  Discontinued
                        Per Form 10-Q   Operations         Restated  Per Form 10-Q    Operations          Restated
                        -------------  ------------     -----------  -------------  -------------     ------------
Service revenues             $280,313     ($280,313)        $     -       $304,272      ($299,313)         $ 4,959
Gross profit                   68,945       (68,945)              -         78,255        (75,507)           2,748
Net loss - continuing           6,407        (6,937)           (530)        10,759        (10,854)             (95)
Discontinued operations             -         6,937           6,937              -         10,854           10,854
Net income                      6,407             -           6,407         10,759              -           10,759
Basic earnings per
share                        $   0.22             -         $  0.22       $   0.37              -          $  0.37
Diluted earnings per
share                        $   0.22             -         $  0.22       $   0.37              -          $  0.37

                                  Third Quarter 1999                          Fourth Quarter 1999
                        -------------------------------------------  ---------------------------------------------
                                       Discontinued                                  Discontinued
                        Per Form 10-Q   Operations         Restated  4/th/ Quarter    Operations          Restated
                        -------------  ------------     -----------  -------------  -------------     ------------
Service revenues             $319,155     ($314,083)         $5,072      $317,113       ($312,104)          $5,009
Gross profit                   80,090       (77,255)          2,835        74,988         (72,443)           2,545
Net loss - continuing           7,822        (8,630)           (808)        5,225          (5,914)            (689)
Discontinued operations             -         8,630           8,630             -           5,914            5,914
Net income                      7,822             -           7,822         5,225               -            5,225
Basic earnings per
share                        $   0.27             -          $ 0.27      $   0.18               -           $ 0.18
Diluted earnings per
share                        $   0.27             -          $ 0.27      $   0.18               -           $ 0.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements or changes in our independent accountants since our inception.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC rules on or before April 30, 2001.

    (a) The information called for by Item 10 of Form 10-K for the identification of directors and executive officers of the Company is included in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2001 is incorporated herein by reference to the material under the caption "Election of Directors - Nominees for Election - Other Named Executive Officers."
    (b) The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption "Stock Ownership - Section 16 (a) Beneficial Ownership Reporting Compliance" in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Item 11 of Form 10-K for management remuneration is incorporated herein by reference to the material under the caption "Compensation of Outside Directors and the Named Executive Officers" in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 12 of Form 10-K for the security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Stock Ownership - Beneficial Ownership of Certain Stockholders, Directors and Executive Officers" in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 of Form 10-K is incorporated herein by reference to the material under the caption "Certain Transactions" in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (PRIVATE)

  (a) 1. Financial Statements required by Item 14 are included and indexed in
         Part II, Item 8.

  (a) 2. Financial Statement Schedule included in Part IV of this report.
         Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

  (a) 3. See "Exhibit Index" on the following pages.

  (b)    Reports on Form 8-K during the fourth quarter of 2000.

         1. A Form 8-K was filed with the SEC on December 1, 2000 relating to the sale of our IntelliMark division.
         2. A Form 8-K was filed with the SEC on December 15, 2000 relating to the execution of the Stock Purchase Agreement for the sale of our ClinForce, Inc. and CFRC, Inc. subsidiaries.
         3. A Form 8-K was filed with the SEC on December 21, 2000 relating to the commencement of our issuer tender offer for 16.25 million shares of its common stock.

(a) 3.   Exhibits

                                 EXHIBIT INDEX

         Exhibit
         Number                                Description
         ------                                -----------
           2.1 Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc. n/k/a Edgewater Technology, Inc. (the "Company"), Brewer Personnel Services Acquisition Corp., Brewer Personnel Services, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513).

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

           2.7 Asset Purchase Agreement, dated as of November 29, 1996, among the Company, The Technology Source Acquisition Corporation, and The Technology Source, L.L.C. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 1996).

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

         Exhibit
         Number                                Description
         ------                                -----------
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

          2.19 Purchase Agreement dated as of May 16, 2000, by and between the Company and Stephens Group, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 14, 2000).

          2.20 Sponsorship and Underwriting Agreement dated as of July 6, 2000, by and among Credit Suisse First Boston (Europe) Limited, West LB Panmure Limited, Charthouse Securities Limited, RW Holding CV, FAIT LLC, Robert Walters plc and the Directors of Robert Walters plc (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 26,

         Exhibit
         Number                                Description
         ------                                -----------
                     2000).

          2.21 Deed of Guarantee dated as of July 6, 2000, by and among the Company, Credit Suisse First Boston (Europe) Limited, Charthouse Securities Limited, Robert Walters plc and the Directors of Robert Walters plc (Incorporated by reference from Exhibit 2.2 to the Company's Form 8-K filed with the SEC on July 26, 2000).

          2.22 Stock Purchase Agreement dated as of November 16, 2000, by and between the Company and IM Acquisition, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed with the SEC on December 1, 2000).

          2.23 Stock Purchase Agreement dated as of December 15, 2000, by and between the Company and Cross Country TravCorps, Inc. (Incorporated by reference from Appendix A to the Company's Definitive Proxy Statement (DEFM 14A) filed with the SEC on February 6, 2001).

          3.1 Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

          3.2 Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-07513)).

          3.3 Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Incorporated by reference from Exhibit 3.3 to the Company's Form 10-K filed with the SEC on March 16, 1999).

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

         10.3        Employment Agreement between the Company and Terry C.
                     Bellora (Incorporated by reference from Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-07513))./1/

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

         10.7 Employment Agreement among the Company, Maxwell Staffing, Inc. and John H. Maxwell,

_____________________
/1/   This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

        Exhibit
        Number                                Description
        ------                                -----------
                     Jr. (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-15059))./1/

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


         10.17 The Company's 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-29689)). /1/

         10.18 Lock-Up and Registration Rights Agreement dated September 20, 1996 by and among the Company, Jerry T. Brewer, Clete
                     T. Brewer, Chad J. Brewer, Donald A. Marr, Jr., Robert H. Janes III, John C. Becker, Betty Becker, Donna F. Vassil, Janice Blethen and Capstone Partners, L.L.C. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

         10.19 Lease Agreement among Brewer Personnel Services, Inc. and Brewer Investments L.P. for the StaffMark Corporate offices located at 302 East Millsap Road, City of Fayetteville, County of Washington, State of Arkansas. (Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A

______________________
/1/   This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

        Exhibit
        Number                                Description
        ------                                -----------
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

         10.24 The Company's Amended and Restated 1996 Stock Option Plan. (Incorporated by reference from Exhibit 10.24 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7,
                     1998)./1/

         10.25 The Company's 1997 Employee Stock Purchase Plan, as amended. (Incorporated by reference from Exhibit 10.25 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7,
                     1998)./1/

         10.26 The Company's Stock Election Plan for Non-Employee Directors. (Incorporated by reference from Exhibit 10.26 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998)./1/

         10.27 The Company's Non-Qualified 401(K) Plan1. (Incorporated by reference from Exhibit 10.27 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998)./1/

         10.28 Second Amended and Restated Credit Agreement dated August 20, 1998 by and among the Company, the lenders named therein (the "Lenders"), Mercantile, as administrative agent on behalf of the Lenders and the First National Bank of Chicago, as syndication agent on behalf of the Lenders (Incorporated by reference from Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998).

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

         10.30 First Amendment to Third Amended and Restated Credit Agreement dated May 6, 1999, by and among StaffMark, Inc., Robert Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the "Lenders"), The First National Bank of Chicago, as syndication agent on behalf of the Lenders, Mercantile Bank National Association, as administrative agent on behalf of the Lenders, and Bank of America National Trust and Savings Association, Credit

_______________________
/1/   This Agreement is a compensatory plan or arrangement to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

        Exhibit
        Number                                Description
        ------                                -----------
                     Lyonnais New York Branch, Fleet National Bank and First Union National Bank, as co-agents on behalf of the Lenders (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999).

         10.31 Lease Agreement by and between StaffMark, Inc. and Brewer Investments II LC dated June 2, 1999 and effective as of July 1, 1999, for StaffMark, Inc.'s corporate headquarters located at 302 East Millsap and 234 East Millsap in Fayetteville, Arkansas (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13,
                     1999).

         10.32 Employment Agreement between the Company and Stephen R. Bova dated as of August 18, 1999 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999)./1/

         10.33 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Clete T. Brewer, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, Brewer Personnel Services, Inc. and Clete T. Brewer, which original agreement is incorporated by reference from
                     Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999)./1/

         10.34 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Terry C. Bellora, amending that certain Employment Agreement dated as of August 20, 1996, by and among the Company and Terry
                     C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999)./1/

         10.35 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and David Bartholomew, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, HRA, Inc. n/k/a StaffMark, Inc. - Nashville and David Bartholomew, which original agreement is incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999)./1/

         10.36 First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Gordon Y. Allison, amending that certain Employment Agreement dated as of June 23, 1997, by and between the Company and Gordon
                     Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on July 28, 1997 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999)./1/

         10.37 The Company's 1999 Employee Stock Purchase Plan filed with the SEC on October 1, 1999 (Incorporated by reference from Exhibit 4.6 to the Company's Form S-8 (File No. 333-88313))./1/

         10.38 The Company's Amended and Restated 1996 Stock Option Plan filed with the SEC on October 1, 1999 (Incorporated by reference from Exhibit 4.7 to the Company's Form S-8 (File No. 333-88313))./1/

         10.39 The Company's 1999 U.K. Sharesave Plan filed with the SEC on December 22, 1999 (Incorporated by reference from Exhibit 4.6 to the Company's Form S-8 (File No. 333-93325))./1/

         10.40 The Company's Amended and Restated 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000)./1/

         10.41 The Company's 2000 Employee Stock Option Plan filed with the SEC on November 30, 2000 (Incorporate by reference from Exhibit 4.8 to the Company's Form S-8 (File No. 333-50912))./1/

         10.42 Second Amendment to Employment Agreement dated as of December 1, 2000, between the

___________________________
/1/   This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

        Exhibit
        Number                                Description
        ------                                -----------
                     Company and Terry C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-15059), and which First Amendment is incorporated by reference from Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999./1/

         10.43 Second Amendment to Employment Agreement dated as of December 1, 2000, between the Company and Clete T. Brewer, which original agreement is incorporated by reference from
                     Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-15059), and which First Amendment is incorporated by reference from Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999./1/

         10.44 Second Amendment to Employment Agreement dated as of December 1, 2000, between the Company and Gordon Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997 and which First Amendment is incorporated by reference from Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999./1/

         21.1        Subsidiaries of Edgewater Technology, Inc. as of December
                     31, 2000.

         23.1        Consent of Arthur Andersen LLP, Independent Public
                     Accountants.

         24.1        Power of Attorney (See page 62).

__________________________
/1/   This Agreement is a compensatory plan or arrangement to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fayetteville, State of Arkansas, on March 30, 2001.

                                      Edgewater Technology, Inc.

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

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Clete T. Brewer, Terry C. Bellora and Gordon Y. Allison, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     (PRIVATE)Name                                       Title                                       Date
              ----                                       -----                                       ----
/s/ Clete T. Brewer                        Chairman, Chief Executive Officer                    March 30, 2001
-------------------
Clete T. Brewer                                       and Director

/s/ Terry C. Bellora                       Chief Financial Officer (Principal                   March 30, 2001
--------------------
Terry C. Bellora                                   Financial Officer)

/s/ Alex Stallings                         Chief Accounting Officer and Vice                    March 30, 2001
------------------
Alex Stallings                            President of Finance and Accounting
                                             (Principal Accounting Officer)

/s/ Bob L. Martin                                       Director                                March 30, 2001
------------------
Bob L. Martin

/s/ William J. Lynch                                    Director                                March 30, 2001
--------------------
William J. Lynch

/s/ R. Clayton McWhorter                                Director                                March 30, 2001
------------------------
R. Clayton McWhorter

/s/ Charles A. Sanders                                  Director                                March 30, 2001
----------------------
Charles A. Sanders, M.D.

/s/ Michael R. Loeb                                     Director                                March 30, 2001
-------------------
Michael R. Loeb