Form 10-Q
period 2001-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2001-05-11
CIK 1017968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

        (Mark One)

        [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

        [_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________


                        Commission file number: 0-20971


                          Edgewater Technology, Inc.
            (Exact Name of Registrant as Specified in its Charter)


                Delaware                                 71-0788538
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)


         20 Harvard Mills Square
              Wakefield, MA                                    01880
(Address of Principal Executive Offices)                    (Zip Code)


       Registrant's telephone number including area code: (781) 246-3343



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                      ---
The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 11, 2001 was 11,673,816.

                          EDGEWATER TECHNOLOGY, INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                                     INDEX

                                                                                                                 Index
                                                                                                                 -----
PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements

    Consolidated Financial Statements

         Consolidated Balance Sheets                                                                               3
         Consolidated Statements of Operations                                                                     4
         Consolidated Statements of Cash Flows                                                                     5
         Notes to Consolidated Financial Statements                                                                6

    Item 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         Business Overview                                                                                        11
         Discontinued Operations                                                                                  12
         Background                                                                                               13
         Financial Information                                                                                    13
         Results for the Three Months Ended March 31, 2001 Compared to Results for the Three Months
         Ended March 31, 2000                                                                                     13
         Liquidity and Capital Resources                                                                          15
         Special Note Regarding Forward Looking Statements                                                        16

    Item 3 -- Quantitative and Qualitative Disclosures
              About Market Risk                                                                                   16

PART II - OTHER INFORMATION

    Item 1 -- Legal Proceedings                                                                                   17
    Item 2 -- Changes in Securities and Use of Proceeds                                                           17
    Item 4 -- Submission of Matters to a Vote of Security Holders                                                 17
    Item 6 -- Exhibits and Reports on Form 8-K                                                                    18
      (a)     Exhibits

      (b)     Reports on Form 8-K

     Signatures                                                                                                   18

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                          (In Thousands, Except Shares)

                                                                                          Three Months Ended
                                                                                       March 31,       December 31,
                                                                                          2001             2000
                                                                                       ---------       ---------
                                                                                      (Unaudited)
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                          $  44,024       $ 145,581
    Accounts receivable, net                                                               6,424           5,875
    Income tax receivable                                                                 15,776          16,121
    Deferred income taxes                                                                    985             900
    Prepaid expenses and other current assets                                              1,251           6,842
                                                                                       ---------       ---------
                 Total current assets                                                     68,460         175,319

Property and equipment, net                                                                2,238           2,174
Intangible assets, net                                                                    35,317          36,530
Other assets                                                                                 118             118
Deferred income taxes                                                                     22,291          25,728
Net assets from discontinued operations (Note 4)                                               -          14,831
                                                                                       ---------       ---------
                                                                                       $ 128,424       $ 254,700
                                                                                       =========       =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                           $   1,579       $   3,151
    Other liabilities including restructuring and discontinued operations                 15,238          10,819
    Payroll and related liabilities                                                        2,075           3,195
                                                                                       ---------       ---------
                 Total current liabilities                                                18,892          17,165

Long-term liabilities                                                                        262             290

Stockholders' equity:
    Preferred stock, $.01 par value; no shares issued or outstanding                           -               -
    Common stock, $.01 par value; 11,933,216 and 28,692,766 shares issued and
       outstanding as of March 31, 2001 and December 31, 2000, respectively                  296             296
    Paid-in capital                                                                      217,866         217,838
    Treasury stock, at cost                                                             (138,839)         (6,158)
    Retained earnings                                                                     29,947          25,269
                                                                                       ---------       ---------
                 Total stockholders' equity                                              109,270         237,245
                                                                                       ---------       ---------
                                                                                       $ 128,424       $ 254,700
                                                                                       =========       =========


                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                      (In Thousands, Except Per Share Data)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                       2001      2000
                                                                                     -------    -------
                                                                                        (Unaudited)
Revenues                                                                             $ 7,727    $ 7,087
Cost of services                                                                       4,211      3,370
                                                                                     -------    -------
    Gross profit                                                                       3,516      3,717

Operating expenses:
    Selling, general and administrative                                                3,440      3,167
    Depreciation and amortization                                                      1,373      1,067
                                                                                     -------    -------
       Operating loss                                                                 (1,297)      (517)

Interest (income) expense and other, net                                                (937)       361
                                                                                     -------    -------
Loss before income taxes and extraordinary item                                         (360)      (878)
Income tax provision (benefit)                                                           310       (280)
                                                                                     -------    -------
       Net loss from continuing operations before extraordinary item                    (670)      (598)

Discontinued operations (Note 4):
    (Loss) income from operations of discontinued divisions                           (1,010)     2,529
    Gain on sale of division                                                           6,514         --
Extraordinary item, net of applicable taxes (Note 5)                                    (156)        --
                                                                                     -------    -------
       Net income                                                                    $ 4,678    $ 1,931
                                                                                     =======    =======

Basic earnings per share:
    Continuing operations                                                            ($ 0.04)   ($ 0.02)
                                                                                     =======    =======
    Discontinued operations                                                          $  0.33    $  0.09
                                                                                     =======    =======
    Extraordinary item                                                               ($ 0.01)   $    --
                                                                                     =======    =======
    Net income                                                                       $  0.28    $  0.07
                                                                                     =======    =======

Diluted earnings per share:
    Continuing operations                                                            ($ 0.04)   ($ 0.02)
                                                                                     =======    =======
    Discontinued operations                                                          $  0.33    $  0.09
                                                                                     =======    =======
    Extraordinary item                                                               ($ 0.01)   $    --
                                                                                     =======    =======
    Net income                                                                       $  0.28    $  0.07
                                                                                     =======    =======



                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                (In Thousands)



                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                                2001             2000
                                                                                             ---------        ---------
                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                               $   4,678        $   1,931
    Loss (income) from discontinued operations                                                   1,010           (2,529)
    Gain on sale of division                                                                    (6,514)              --
    Extraordinary item, net of applicable taxes                                                    156               --
                                                                                             ---------        ---------
    Net loss from continuing operations                                                           (670)            (598)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                          1,373            1,067
          Provision for bad debts                                                                   50               --
          Deferred income taxes                                                                    310               --
          Other, net                                                                                (2)              16
          Change in operating accounts,
              net of effects of dispositions:
                 Accounts receivable                                                              (599)            (606)
                 Prepaid expenses and other current assets                                         457             (321)
                 Other assets                                                                       --              122
                 Accounts payable and accrued liabilities                                          150             222
                 Payroll and related liabilities                                                  (892)          (1,045)
                 Payment of nonrecurring expenses                                                 (417)              --
                                                                                             ---------        ---------
Net cash used in operating activities                                                             (240)          (1,143)
                                                                                             ---------        ---------
Net cash (used in) provided by discontinued operating activities                                (2,003)          15,346
                                                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of businesses                                                            35,246               --
    Purchases of businesses, net of cash acquired                                               (1,200)            (459)
    Capital expenditures                                                                          (278)              (5)
                                                                                             ---------        ---------
Net cash provided by (used in) investing activities                                             33,768             (464)
                                                                                             ---------        ---------
Net cash used in discontinued investing activities                                                 (33)          (3,089)
                                                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                                        --           40,585
    Payments on borrowings                                                                          --          (46,543)
    Proceeds from employee stock plans and stock option exercises                                  143               20
    Repurchases of stock                                                                      (133,192)              --
                                                                                             ---------        ---------
Net cash used in financing activities                                                         (133,049)          (5,938)
                                                                                             ---------        ---------
Net cash used in discontinued financing activities                                                  --           (8,202)
                                                                                             ---------        ---------

Net decrease in cash and cash equivalents                                                     (101,557)          (3,490)
CASH AND CASH EQUIVALENTS, beginning of period                                                 145,581            3,718

CASH AND CASH EQUIVALENTS, discontinued operations                                                  --            2,213
                                                                                             ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                                     $  44,024        $   2,441
                                                                                             =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                                            $      --        $   5,725
                                                                                             =========        =========
    Income taxes paid                                                                        $     180        $     358
                                                                                             =========        =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)

1.       ORGANIZATION:
         ------------

        We (Edgewater Technology, Inc.) provide business solutions through our eSolutions segment, which was acquired effective April 1, 1999. As discussed in
Note 4, we have sold our interests in our Commercial staffing segment, Robert Walters (finance and accounting staffing services), Strategic Legal Resources (legal staffing), IntelliMark (information technology staffing and solutions) and ClinForce (clinical trials support services). As a result of these transactions, the operating results for these non-eSolutions divisions have been included in discontinued operations in the accompanying consolidated financial statements.

        We provide eSolutions, eStrategy and Internet solution consulting services to businesses. These services primarily include the design, development and implementation of web-based applications as well as eCommerce software solutions and consulting services to clients throughout the United States. We have approximately 250 employees and offices in Massachusetts, New Hampshire, Arkansas, Minnesota, North Carolina and Alabama.

        Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and trends in client billings. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our revenues, gross margins and net earnings. Selling, general and administrative expenses consist of sales and marketing, recruiting, human resources, and administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

         On December 21, 2000, we commenced an issuer tender offer (the "Tender Offer"), which expired on January 23, 2001. As a result of the Tender Offer, we acquired (effective January 30, 2001) 16.25 million shares of our common stock at $8 per share for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

2.       BASIS OF PRESENTATION:
         ---------------------

        The accompanying interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

        The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2000 Edgewater Technology, Inc. Annual Report on Form 10-K as filed with the SEC on March 30, 2001.

        The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control including variability in demand for Internet and for Internet professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees.

3.      BUSINESS TRANSACTIONS:
        ---------------------

        Effective April 1, 1999, we acquired Edgewater Technology (Delaware), Inc. ("Edgewater"), a full-service provider of eSolutions services located in Boston's Route 128 technology corridor. For the three months ended March 31, 2001 and 2000, the aggregate consideration paid with respect to Edgewater was $1.2 million and $0.5 million, respectively.

4.      DISCONTINUED OPERATIONS:
        -----------------------

        On June 28, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial staffing segment to affiliate entities of Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name "StaffMark" as that was the name used by the Commercial staffing segment.

        On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interests in Robert Walters through an initial public offering on the London Stock Exchange. Robert Walters had previously been the finance and accounting platform within our Professional/Information Technology ("IT") segment. Our two subsidiaries sold 67.2 million ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10.4 million ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses.

        During the second quarter of 2000, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we recorded a $150 million non-cash charge for the write-down of the goodwill in our IntelliMark and Strategic Legal Resources divisions to estimated realizable values. This write-down was largely due to a decline in the revenues, gross profit and cash flow of these divisions and the overall decrease in market values within these industries. Accordingly, the carrying values of these assets were written down to management's estimates of fair value, which were based on market comparables for companies operating in similar industries.

        On September 22, 2000, we sold all of the outstanding stock of Strategic Legal Resources, the legal staffing platform within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.25 million, of which $4.25 million was represented by a promissory note. The balance of this note was collected in January 2001.

        On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, our IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for $40.2 million in cash, which consisted of $42.7 million paid at the closing date less a $2.5 million post-closing adjustment paid to IntelliMark in April 2001. In connection with this sale, we recorded a $53.9 million non-cash charge for the write-down of the goodwill in our IntelliMark division to estimated realizable values.

        On December 15, 2000, we entered into a Stock Purchase Agreement to sell all of our outstanding stock in ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, before fees and expenses and subject to potential upward or downward post-closing adjustment (the "Transaction"). We held a Special Stockholders' Meeting on March 14, 2001 to approve the Transaction. After receiving approval from stockholders, the Transaction was closed on March 16, 2001. We recorded an after-tax gain of $6.5 million related to the Transaction during the first quarter of 2001.

        During the third and fourth quarters of 2000, as a result of the impending sale of our remaining non-eSolutions divisions, we recorded nonrecurring expenses totaling approximately $3.8 million relating to our divestiture process and costs related to the closing of our former corporate headquarters (in Fayetteville, Arkansas). The move of the corporate headquarters to Wakefield, Massachusetts, where Edgewater is located, is expected to be completed during the second quarter of 2001. All of the remaining corporate employees (approximately 25) have been or will be severed as a result of this restructuring. The restructuring expense includes future contractual obligations to certain employees, which extend through October 2001. The following is a summary of our restructuring accrual, which has been included in other liabilities including restructuring and discontinued operations in the accompanying consolidated balance sheets:

                                               (In Thousands)

        Restructuring expenses:
           Severance                              $   3,003
           Facility                                     613
           Relocation                                   160
                                                  ---------
                                                      3,776

        Less cash outlays                               715
                                                  ---------
        Accrual at March 31, 2001                 $   3,061
                                                  =========

        As a result of the completion of the transactions described above, the operating results for the Commercial staffing segment, Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce have been included in discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $7.7 million and $287.2 million for the three months ended March 31, 2001 and 2000, respectively. Operating (loss) income from discontinued operations was ($1.6) million and $8.3 million for the three months ended March 31, 2001 and 2000, respectively.

        Net assets from discontinued operations in the accompanying balance sheets represent the net assets of the discontinued operations for ClinForce as of December 31, 2000.

                                                          (In Thousands)

        Accounts receivable, net                            $   4,689
        Prepaid expenses and other current assets                (857)
        Property and equipment, net                               404
        Intangible assets, net                                 11,779
        Other assets                                               30
        Accounts payable and accrued liabilities                  (67)
        Payroll and related liabilities                        (1,147)
                                                            ---------
        Net assets from discontinued operations             $  14,831
                                                            =========

5.      EXTRAORDINARY ITEM - WAKEFIELD TRAGEDY:
        --------------------------------------

        On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. As a result of this tragedy, the Wakefield office was closed during the last week of December 2000. In December 2000, we incurred expenses totaling approximately $0.5 million for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. During the three months ended March 31, 2001, we incurred an additional $0.2 million of expenses related to this tragedy. The costs incurred during the three months ended March 31, 2001 are presented as an extraordinary item, net of the applicable tax effect, in the accompanying consolidated statements of operations. The following is a summary of our accrual relating to the tragedy, which has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets:

                                                           (In Thousands)

        Costs incurred during:
           Fourth quarter 2000                                   $513
           First quarter 2001                                     249
                                                                 ----
                                                                  762
        Less cash outlays                                         487
                                                                 ----
        Accrual at March 31, 2001                                $275
                                                                 ====

6.       EARNINGS PER COMMON SHARE:
         -------------------------

        A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2001             2000
                                                                                ---------        ---------
                                                                         (In Thousands, Except Per Share Data)
        Basic earnings per share:
        Net income applicable to common shares                                   $  4,678        $   1,931
                                                                                 ========        =========

        Weighted average common shares outstanding                                 16,497           29,461
                                                                                 ========        =========

        Basic earnings per share of common stock                                 $   0.28        $    0.07
                                                                                 ========        =========

        Diluted earnings per share:
        Net income applicable to common shares                                   $  4,678        $   1,931
                                                                                 ========        =========

        Weighted average common shares outstanding                                 16,497           29,461
        Dilutive effect of stock options                                                9              215
                                                                                 --------        ---------
        Weighted average common shares, assuming
           dilutive effect of stock options                                        16,506           29,676
                                                                                 ========        =========

        Diluted earnings per share of common stock                               $   0.28        $    0.07
                                                                                 ========        =========


        Options to purchase approximately 5.5 million shares of common stock (at prices ranging from $4.97 to $40.31 per share) and 2.3 million shares of common stock (at prices ranging from $8.94 to $40.75 per share) were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. These options were still outstanding as of March 31, 2001.

        Options outstanding under the Amended and Restated 1996 Edgewater Stock Option Plan (the "Plan") vested 100% upon the closing of the Transaction as this constituted a "Change in Control" as defined in the Plan, except for 1.1 million stock options granted under the Plan to officers of our eSolutions business in August 2000. Although most options expire ten years from the date of grant, approximately 1.4 million options held by employees of the Commercial segment and

IntelliMark were terminated on April 16, 2001, which was 30 days following the "Change in Control." Employees of ClinForce hold approximately 0.1 million options, which will terminate on June 14, 2001, which is 90 days following the "Change in Control."

7.       SEGMENT INFORMATION:
         -------------------

        As a result of the divestiture transactions described in Note 4, our eSolutions division now represents our only segment of business, therefore no segment data has been provided.

8.       RELATED PARTY:
         -------------

        Synapse Group, Inc., one of our significant customers discussed in Note 9, is considered a related party as their President and Chief Executive Officer Michael Loeb is also a member of our Board of Directors. As of March 31, 2001, we maintained an accounts receivable balance of $2.4 million from Synapse Group, Inc.

9.       SIGNIFICANT CUSTOMERS:
         ---------------------

        The following table summarizes the revenue and accounts receivable from customers in excess of 10% of reported amounts for the periods presented:

                                                                 Three Months Ended
                                                                     March 31,
                                                            -----------------------------
                                                                 2001            2000
                                                            -------------- --------------
Revenue
     Synapse Group, Inc.                                            30.5%          29.3%
     HomeRuns.com                                                   14.6%          17.4%
     Robert Walters                                                 11.6%             -
     American Student Assistance                                       -           21.7%

                                                               March 31,     December 31,
                                                                 2001            2000
                                                            -------------- --------------

Accounts Receivable
     Synapse Group, Inc.                                            37.5%          36.9%
     HomeRuns.com                                                   11.5%          16.5%
     Robert Walters                                                 14.0%             -
     American Student Assistance                                       -           10.3%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     Our eSolutions business, acquired effective April 1, 1999, is a full-service provider of consulting and system integration services with a particular focus on middle market enterprises. With approximately 250 employees, Edgewater operates eSolutions centers located in Massachusetts, New Hampshire, Arkansas, and Minnesota with additional offices in North Carolina and Alabama. We focus on helping customers increase market competitiveness, improve customer business productivity, and reduce operational costs through implementation of business strategies utilizing the Internet and other technologies. Edgewater devises systems that allow our customers to improve and expedite the processing and delivery of information to end users, allowing for quicker implementation of business strategies, easier adaptation to change, and effective delivery of results.

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

     Since its inception in 1992, Edgewater has continually focused on five key core values:

       (1) Excellence in Execution-- successfully developing and deploying custom solutions that meet customers' needs;

       (2) Maintaining Strong Operational Metrics -- building a growing organization with formal processes to drive operational excellence and sustain strong metrics;

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

Discontinued Operations

        Our restructuring included the following sale transactions:

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

     . On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters through an initial public offering on the London Stock Exchange. Robert Walters had previously been the finance and accounting placement and staffing consultancy platform within our Professional/IT segment. Our two subsidiaries sold 67.2 million ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of
        10.4 million ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses. After repaying the remaining outstanding borrowings under our credit facility, approximately $90 million was invested in short-term securities.

     . On September 22, 2000, we sold all of the outstanding stock of Strategic Legal Resources, the legal staffing division within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.25 million, of which $4.25 million was represented by a promissory note that was collected in January 2001.

     . On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, our IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for $40.2 million in cash, which consisted of $42.7 million paid at the closing date less a $2.5 million post-closing adjustment paid to IntelliMark in April 2001.

     . On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps for approximately $31.0 million in cash, subject to potential upward or downward post-closing adjustments (the "Transaction"). As the closing of the Transaction was conditioned upon our receipt of stockholder approval and the satisfaction of other customary conditions to closing, we held a Special Stockholders' Meeting on March 14, 2001, where our stockholders approved the Transaction. We consummated the Transaction and received proceeds on March 16, 2001. In accordance with Emerging Issues Task Force No. 95-18, we have reported ClinForce's operating results in discontinued operations for the periods presented. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

        As a result of the completion of the above sale transactions, the operating results for the Commercial segment, Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce have been included in discontinued operations in the accompanying financial statements. Revenues from discontinued operations were $7.7 million and $287.2 million for the three months ended March 2001 and 2000, respectively. Operating (loss) income from discontinued operations was ($1.6) million and $8.3 million for the three months ended March 31, 2001 and 2000, respectively.

Background

        Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and trends in client billings. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our revenues, gross margins and net earnings. Selling, general and administrative expenses consist of sales and marketing, recruiting, human resources, and administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

Financial Information

        The financial results for all periods presented have been restated to present the Commercial segment, Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce as discontinued operations. The financial information provided below has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the audited financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

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

Results For The Three Months Ended March 31, 2001 Compared To Results For The Three Months Ended March 31, 2000

        Revenues. Revenues increased $0.6 million, or 9.0%, to $7.7 million for the three months ended March 31, 2001 compared to $7.1 million for the three months ended March 31, 2000. Revenues increased due to new customers, higher revenues from existing customers and higher billable headcount as we have opened or expanded offices in Arkansas, Minnesota and New Hampshire during the last twelve months. Including $10.6 million of projects for 2002, our current project backlog at March 31, 2001 was $24.5 million, an increase of 71.3% over the same period last year. Although revenues increased from 2000 to 2001, we estimate that approximately $0.4 million of additional revenues were lost during the three months ended March 31, 2001 as a result of the Wakefield tragedy. While we are seeing a high level of activity, we are unable to reasonably estimate our short term growth rates due to the soft economy and delayed spending in the eSolutions industry. We continue to be optimistic about our long term prospects with $10.6 million already in our backlog for 2002.

        Gross Profit. Gross profit decreased $0.2 million, or 5.4%, to $3.5 million for the three months ended March 31, 2001 compared to $3.7 million for the three months ended March 31, 2000. Gross profit as a percentage of revenue decreased from 52.4% in the first quarter of 2000 to 45.5% in the first quarter 2001. While utilization rates were above 75% during the three months ended March 31, 2001, gross profit and gross margin were lower than the same period last year primarily as a result of the planned increase in consultant bench time that was necessary for future growth and the Wakefield tragedy.

        SG&A. Selling, general and administrative expenses ("SG&A") increased $0.2 million, or 8.6%, to $3.4 million for the three months ended March 31, 2001 compared to $3.2 million for the three months ended March 31, 2000. SG&A as a percentage of revenue was 44.5% and 44.7% for the three months ended March 31, 2001 and 2000, respectively. SG&A increased as a result of our planned increases in sales, marketing and recruiting expenses to support our revenue growth plans. Unallocated corporate SG&A was $0.2 million and $0.9 million for the three months ended March 31, 2001 and 2000, respectively, and decreased primarily as a result of our corporate downsizing, which was due to the divestiture of our non-eSolutions businesses and divisions. As the 2000 unallocated corporate costs were incurred in historical periods based on a larger public company and a different corporate structure, these costs are not necessarily indicative of the future corporate costs that will be necessary to operate our eSolutions business unit as a stand-alone public company.

        EBITDA. EBITDA decreased $0.4 million to $0.1 million for the three months ended March 31, 2001 as compared to $0.5 million for the same period in 2000. EBITDA as a percentage of revenues was 1.0% and 7.8% for the three months ended March 31, 2001 and 2000, respectively. The decrease in EBITDA and EBITDA margins are primarily the result of the revenues lost due to the Wakefield tragedy and the increased SG&A as described above. As our consultant costs are relatively fixed, the loss of revenue from the Wakefield tragedy directly affects our gross profit, EBITDA and operating loss results.

        Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.3 million to $1.4 million for the first quarter of 2001 as compared to $1.1 million for the same period last year. This increase is a result of our reallocation of Edgewater's purchase price between goodwill and intangible assets during the fall of 2000.

        Operating Loss. Operating loss increased $0.8 million to $1.3 million for the three months ended March 31, 2001 compared to $0.5 million for the same period last year. Operating loss increased from the prior year primarily due to our planned increase in consultants and planned increases in sales, marketing and recruiting expenses to support our revenue growth plans as well as higher amortization expense.

        Interest Income (Expense), Net. We earned net interest income of $0.9 million for the three months ended March 31, 2001 as compared to the incurrence of interest expense of $0.4 million for the three months ended March 31, 2000. Interest expense was primarily related to borrowings on our credit facility to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment. Using the proceeds from the sale of our various divisions, all borrowings were repaid in July 2000 and excess cash amounts have been placed in short-term investments, used to fund the Tender Offer, repurchase shares of our common stock under our stock purchase program and for general corporate purposes. Interest income is primarily related to interest generated from the investment of excess cash amounts.

        Net Loss From Continuing Operations. Net loss from continuing operations increased $0.1 million, or 12.0%, to $0.7 million for the three months ended March 31, 2001 as compared to $0.6 million for the three months ended March 31, 2000. Net margin from continuing operations was (8.7%) and (8.4%) for the three months ended March 31, 2001 and 2000, respectively. In addition to the matters discussed above, the net loss from continuing operations for the current period was negatively affected by the tax provision of $0.3 million which is the result of non-deductible goodwill amortization. These taxes will not be paid out in cash as we will utilize net operating loss carryforwards to offset taxable income. Our tax losses relate to the sale of our non-eSolutions businesses and divisions and resulted in a deferred tax asset of $23.3 million for use to offset taxable income in future years and a receivable of approximately $15.8 million related to a carryback claims to recover prior years' taxes.

Liquidity and Capital Resources

        Our primary historical sources of funds are from operations, the proceeds from securities offerings and borrowings under our former credit facility with a consortium of banks. Our principal historical uses of cash have been to fund acquisitions, working capital requirements and capital expenditures. We generally pay our consultants and associates bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

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

        In July 2000, the Board of Directors authorized management, subject to legal requirements, to use up to $30 million to repurchase our common stock over the following twelve months (unless shortened or extended by the Board of Directors). Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program during 2000, we repurchased 944,000 shares of our common stock for approximately $6.2 million. From January 1, 2001 through May 10, 2001, we repurchased 814,300 shares of our common stock for approximately $3.3 million.

        The credit facility was secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first-tier foreign subsidiaries. Interest on any borrowings was computed at our option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on our operating leverage ratios. We paid a quarterly facility fee determined by multiplying the total amount of the Credit Facility by a percentage, which varied based on our operating leverage ratios. In May 1999, we expanded the credit facility from $300 million to $325 million. Additionally, during December 1999, we obtained a commitment from two members of our credit facility to increase our borrowing capacity for an additional $10 million through January 2000 as a buffer for unexpected Year 2000 issues. This $10 million borrowing increase was not utilized by us. On March 31, 2000, the maximum amount of borrowings under the credit facility reverted back to $300 million. In April 2000, we obtained a commitment from one member of our credit facility to increase our borrowing capacity for an additional $7.5 million through May 2000 as a buffer for unexpected costs. This $7.5 million borrowing increase was never utilized by us. Under the credit facility, we had net borrowings of $6.0 million in the three months ended March 31, 2000. In July 2000, we paid-off all of our outstanding borrowings under the credit facility and terminated the credit facility.

        Net cash used in continuing operating activities was $0.2 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively. The net cash provided by continuing operating activities for the periods presented was primarily attributable to net (loss) income and changes in operating assets and liabilities. Excluding payment of nonrecurring expenses, net cash provided by continuing operations was $0.2 million for the three months ended March 31, 2001.

        Net cash provided by (used in) continuing investing activities was $33.8 million and ($0.5) million for the three months ended March 31, 2001 and 2000, respectively. Cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our various non-eSolutions divisions and cash used in continuing investing activities was primarily attributable to cash paid for acquisitions and for additional contingent consideration paid for acquisitions completed during prior periods.

        Net cash used in continuing financing activities was $133.0 million and $5.9 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, cash used in continuing financing activities was primarily related to the Tender Offer in January 2001 to repurchase 16.25 million shares of common stock. For the three months ended March 31, 2000, cash provided by financing activities was primarily related to borrowings under our credit facility to finance several of the acquisitions and contingent consideration payments completed during these periods.

        As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $101.6 million and $3.5 million in the three months ended March 31, 2001 and 2000, respectively.

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

Special Note Regarding Forward Looking Statements

        Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to planned Edgewater unit positioning, the corporate headquarters move, competitive and strategic initiatives, potential stock repurchases, expected litigation results, future results, tax consequences, liquidity needs and restructuring efforts. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in our 2000 Annual Report on Form 10-K as filed with the SEC on March 30, 2001.

        The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "enable" "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) potential miscalculations of the capital requirements, competitive and strategic repositioning and growth of our eSolutions business;
(2) inability to execute upon growth objectives; (3) changes in industry trends, such as decline in the demand for eSolutions services; (4) failure to obtain new customers or retain significant existing customers; (5) loss of key executives;
(6) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, changes in interest or currently exchange rates; (7) failure of the middle market and the needs of middle market enterprises for e-business services to develop as anticipated; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) the inability to collect the $15.8 million receivable relating to the use of net operating losses to recover prior years' taxes; and/or (10) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a deferred tax asset of approximately $23.3 million in this Form 10-Q. Actual events or results may differ materially. These factors may cause our actual results to differ materially from any forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

        We have been subject to a number of stockholder lawsuits alleging that we and one of our officer/directors violated federal securities laws. Such actions were consolidated into one action in United States District Court for the Eastern District of Arkansas (the "Court"). On January 11, 2000, the plaintiffs amended their complaint, which superseded all other complaints. The amended complaint named us and one of our officer/directors as defendants. We filed a motion to dismiss this amended consolidated complaint. On June 29, 2000, the Court issued a Memorandum Opinion and Order (the "Order") dismissing most of the allegations in the consolidated complaint. As to the remaining allegations in the consolidated complaint, following the Order, on July 12, 2000, we filed a motion for partial reconsideration to dismiss the remaining allegations in the consolidated complaint. The lead plaintiffs filed a response to our partial reconsideration motion on July 24, 2000 and we filed a reply motion to the response by the lead plaintiffs on July 26, 2000. On November 27, 2000, the Court granted our motion for partial reconsideration and dismissed all of the remaining allegations in the complaint. The lead plaintiffs filed a motion for reconsideration on December 11, 2000. We filed a response to the lead plaintiffs' motion for reconsideration on December 20, 2000. On January 9, 2001, the Court rejected the lead plaintiffs' request for reconsideration resulting in the entire consolidated complaint being dismissed by the Court. On February 9, 2001, the lead plaintiffs appealed the dismissal of the consolidated complaint by the Court to the Eighth Circuit Court of Appeals (the "Eighth Circuit Court") in St. Louis, Missouri. However on April 24, 2001, the lead plaintiffs dismissed their appeal to the Eighth Circuit Court. The Eighth Circuit Court is expected to issue an order dismissing the plaintiffs' appeal in the near future. In light of the anticipated order of dismissal by the Eighth Circuit Court and the dismissal of the consolidated complaint by the Court, this litigation matter will be concluded without our company having any responsibility or liability as to this matter.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 14, 2001, we held our Special Stockholders' Meeting (the "Meeting") to approve the sale of our wholly-owned subsidiaries, ClinForce, Inc. and CFRC, Inc. (collectively "ClinForce"), to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing adjustments. Of the 12,477,684 shares of outstanding common stock entitled to vote at the Meeting, 7,189,950 shares, or approximately 57.6% of the shares entitled to vote, were represented either in person or by proxy at the Meeting. The stockholders voted on and approved the sale of ClinForce at the Meeting as described below:

             For                      Against                   Abstain
      -----------------            -------------             ------------

          6,928,707                   232,510                   28,733

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

           11.1 Statement re: computation of per share earnings, reference is made to Note 6 of the Edgewater Technology, Inc. Consolidated Financial Statements contained in this Form 10-Q.

         (b) Reports on Form 8-K

         1. A Form 8-K was filed with the SEC on February 22, 2001 relating to the announcement of our fourth quarter and year-end 2000 financial results.

         2. A Form 8-K was filed with the SEC on March 14, 2001 relating to our stockholders' vote involving the sale of our ClinForce division.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EDGEWATER TECHNOLOGY, INC.


Date: May 11, 2001                         /s/ CLETE T. BREWER
                                           ------------------------------------
                                           Clete T. Brewer
                                           Chief Executive Officer and Chairman

Date: May 11, 2001                         /s/ TERRY C. BELLORA
                                           ------------------------------------
                                           Terry C. Bellora
                                           Chief Financial Officer