Form 10-Q
period 2001-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2001-07-27
CIK 1017968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

        20 Harvard Mill Square
            Wakefield, MA                                    01880
(Address of Principal Executive Offices)                  (Zip Code)


       Registrant's telephone number including area code: (781) 246-3343

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No_____
                                       ----
The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 27, 2001 was 11,649,211.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
                 ---------------------------------------------

                                      INDEX
                                      -----

PART I -- FINANCIAL INFORMATION                                                      Page
                                                                                     ----
    Item 1 -- Financial Statements

    Consolidated Financial Statements
           Consolidated Balance Sheets                                                 3
           Consolidated Statements of Operations                                       4
           Consolidated Statements of Cash Flows                                       5
           Notes to Consolidated Financial Statements                                  6

    Item 2 -- Management's Discussion and Analysis of Financial
                Condition and Results of Operations

           Business Overview                                                          12
           Discontinued Operations                                                    13
           Background                                                                 14
           Financial Information                                                      14
           Results for the Three and Six Months Ended June 30, 2001
           Compared to Results for the Three and Six Months Ended June 30, 2000       14
           Liquidity and Capital Resources                                            16
           Special Note Regarding Forward Looking Statements                          17

    Item 3 -- Quantitative and Qualitative Disclosures
                About Market Risk                                                     18

PART II - OTHER INFORMATION

    Item 1 -- Legal Proceedings                                                       18
    Item 2 -- Changes in Securities and Use of Proceeds                               18
    Item 4 -- Submission of Matters to a Vote of Security Holders                     18
    Item 6 -- Exhibits and Reports on Form 8-K                                        19
      (a)     Exhibits

      (b)     Reports on Form 8-K                                                     19

     Signatures

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                         (In Thousands, Except Shares)
                         -----------------------------

                                                                                       June 30,       December 31,
                                                                                        2001             2000
                                                                                    -----------       ----------
                                                                                     (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                         $  34,986         $145,581
    Accounts receivable, net                                                              5,632            5,875
    Income tax receivable                                                                16,131           16,121
    Deferred income taxes                                                                   985              900
    Prepaid expenses and other current assets                                               860            6,842
                                                                                      ---------         --------
                 Total current assets                                                    58,594          175,319

Property and equipment, net                                                               2,190            2,174
Intangible assets, net                                                                   34,125           36,530
Other assets                                                                                 83              118
Deferred income taxes                                                                    22,857           25,728
Net assets from discontinued operations (Note 4)                                              -           14,831
                                                                                      ---------         --------
                                                                                      $ 117,849         $254,700
                                                                                      =========         ========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                          $   1,319         $  3,151
    Other liabilities including restructuring and discontinued operations                 7,480           10,819
    Current portion of capital lease obligations                                            340                -
    Payroll and related liabilities                                                       1,250            3,195
                                                                                      ---------         --------
                 Total current liabilities                                               10,389           17,165

Long-term liabilities                                                                       494              290
Capital lease obligations, net of current portion                                           181                -

Stockholders' equity:
    Preferred stock, $.01 par value; no shares issued or outstanding                          -                -
    Common stock, $.01 par value; 11,668,616 and 28,692,766 shares issued and
       outstanding as of June 30, 2001 and December 31, 2000, respectively                  296              296
    Paid-in capital                                                                     217,827          217,838
    Treasury stock, at cost                                                            (140,003)          (6,158)
    Retained earnings                                                                    28,665           25,269
                                                                                      ---------         --------
                 Total stockholders' equity                                             106,785          237,245
                                                                                      ---------         --------
                                                                                      $ 117,849         $254,700
                                                                                      =========         ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                     (In Thousands, Except Per Share Data)

                                                                            Three Months Ended             Six Months Ended
                                                                                 June 30,                      June 30,
                                                                              2001       2000             2001       2000
                                                                            --------  ---------         --------   --------
                                                                                               (Unaudited)
Revenues                                                                      $6,723   $  7,968          $14,450   $ 15,056
Cost of services                                                               4,075      3,726            8,286      7,096
                                                                              ------   --------          -------   --------
     Gross profit                                                              2,648      4,242            6,164      7,960
Operating expenses:
    Selling, general and administrative                                        2,612      3,631            6,052      6,798
    Depreciation and amortization                                              1,386      1,089            2,759      2,157
                                                                              ------   --------          -------   --------
     Operating loss                                                           (1,350)      (478)          (2,647)      (995)
Interest income (expense) and other, net                                         441       (274)           1,377       (636)
                                                                              ------   --------          -------   --------
Loss before income taxes and extraordinary item                                 (909)      (752)          (1,270)    (1,631)
Income tax provision (benefit)                                                    92       (256)             402       (536)
                                                                              ------   --------          -------   --------
     Net loss from continuing operations before extraordinary item            (1,001)      (496)          (1,672)    (1,095)
Discontinued operations (Note 4):
    Loss from operations of discontinued divisions                              (393)  (100,106)          (1,403)   (97,576)
    (Loss) gain on sale of division                                                -     (6,175)           6,514     (6,175)
Extraordinary item, net of applicable taxes (Note 5)                             113          -              (43)         -
                                                                              ------   --------          -------   --------
     Net (loss) income                                                       ($1,281) ($106,777)         $ 3,396  ($104,846)
                                                                              ======   ========          =======   ========
Basic earnings per share:
    Continuing operations                                                    ($ 0.09) ($   0.02)        ($  0.12) ($   0.04)
                                                                              ======   ========          =======   ========
    Discontinued operations                                                  ($ 0.03) ($   3.60)         $  0.36  ($   3.51)
                                                                              ======   ========          =======   ========
    Extraordinary item                                                        $ 0.01   $      -          $     -   $      -
                                                                              ======   ========          =======   ========
    Net (loss) income                                                        ($ 0.11) ($   3.62)         $  0.24  ($   3.55)
                                                                              ======   ========          =======   ========
Diluted earnings per share:
    Continuing operations                                                    ($ 0.09) ($   0.02)        ($  0.12) ($   0.04)
                                                                              ======   ========          =======   ========
    Discontinued operations                                                  ($ 0.03) ($   3.59)         $  0.36  ($   3.51)
                                                                              ======   ========          =======   ========
    Extraordinary item                                                        $ 0.01   $      -          $     -   $      -
                                                                              ======   ========          =======   ========
    Net (loss) income                                                        ($ 0.11) ($   3.61)         $  0.24  ($   3.55)
                                                                              ======   ========          =======   ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                          EDGEWATER TECHNOLOGY, INC.
                          --------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                (In Thousands)

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                     June 30,
                                                                           2001      2000              2001       2000
                                                                           ----      ----           ---------   --------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                  ($  1,281) ($106,777)        $   3,396  ($104,846)
    Loss from operations of discontinued divisions                           393    100,106             1,403     97,576
    Loss (gain) on sale of division                                            -      6,175            (6,514)     6,175
    Extraordinary item, net of applicable taxes                             (113)         -                43          -
                                                                       ---------  ---------         ---------  ---------
    Net loss from continuing operations                                   (1,001)      (496)           (1,672)    (1,095)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                    1,386      1,089             2,759      2,157
          Provision for bad debts                                             80          -               130          -
          Deferred income taxes and other, net                                92          -               401         16
          Change in operating accounts,
              net of effects of dispositions:
                 Accounts receivable                                         776     (1,327)              177     (1,933)
                 Prepaid expenses and other current assets                   391      5,051               848      4,730
                 Other assets                                                  -        (23)                -         99
                 Accounts payable and accrued liabilities                    186        437               336        659
                 Payroll and related liabilities                            (786)     1,761            (1,678)       716
                 Receipt (payment) relating to extraordinary item             37          -              (380)         -
                                                                       ---------  ---------         ---------  ---------
Net cash provided by operating activities                                  1,161      6,492               921      5,349
                                                                       ---------  ---------         ---------  ---------
Net cash (used in) provided by discontinued operating activities          (8,617)    (4,390)          (10,620)    10,956
                                                                       ---------  ---------         ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of businesses                                           -    204,121            35,246    204,121
    Purchases of businesses, net of cash acquired                              -       (663)           (1,200)    (1,122)
    Capital expenditures                                                    (252)      (123)             (530)      (128)
                                                                       ---------  ---------         ---------  ---------
Net cash (used in) provided by investing activities                         (252)   203,335            33,516    202,871
                                                                       ---------  ---------         ---------  ---------
Net cash used in discontinued investing activities                             -     (8,119)              (33)   (11,208)
                                                                       ---------  ---------         ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                   -     18,411                 -     58,996
    Payments on borrowings                                                     -   (212,591)                -   (259,134)
    Proceeds from stock option exercises                                       -         46               143         66
    Payments on capital lease obligations                                    (81)         -               (81)         -
    Repurchases of stock                                                  (1,249)         -          (134,441)         -
                                                                       ---------  ---------         ---------  ---------
Net cash used in financing activities                                     (1,330)  (194,134)         (134,379)  (200,072)
                                                                       ---------  ---------         ---------  ---------
Net cash used in discontinued financing activities                             -     (3,087)                -    (11,289)
                                                                       ---------  ---------         ---------  ---------

Net (decrease) increase in cash and cash equivalents                      (9,038)        97          (110,595)    (3,393)
CASH AND CASH EQUIVALENTS, beginning of period                            44,024        228           145,581      3,718
CASH AND CASH EQUIVALENTS, discontinued operations                             -        829                 -        829
                                                                       ---------  ---------         ---------  ---------
CASH AND CASH EQUIVALENTS, end of period                                $ 34,986   $  1,154         $  34,986   $  1,154
                                                                       =========  =========         =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                       $      -   $  3,431         $       -   $  6,836
                                                                       =========  =========         =========  =========
    Income taxes paid                                                   $      -   $    476         $     180   $    834
                                                                       =========  =========         =========  =========
    Borrowings on capital leases                                        $      -   $    111         $      68   $    259
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

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (Unaudited)

1.   ORGANIZATION:
     ------------

     We (Edgewater Technology, Inc.) provide business solutions through our eSolutions subsidiary, which was acquired effective April 1, 1999. As discussed in Note 4, we have sold our interests in our Commercial staffing segment, Robert Walters (finance and accounting staffing services), Strategic Legal Resources (legal staffing), IntelliMark (information technology staffing and solutions) and ClinForce (clinical trials support services). As a result of these transactions, the operating results for these non-eSolutions divisions have been included in discontinued operations in the accompanying consolidated financial statements.

     We are an e-business consulting and systems integration firm that specializes in providing middle-market companies with tailored solutions for today's Internet-centric environment. These services primarily include the design, development and implementation of web-based applications as well as eCommerce software solutions and consulting services to clients throughout the United States. We have approximately 220 employees and offices in Massachusetts, New Hampshire, Arkansas, Minnesota, and North Carolina.

     Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less direct consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and consultant utilization. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our revenues, gross margins and net earnings. Selling, general and administrative expenses consist of sales and marketing, recruiting, human resources, administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

     On December 21, 2000, we commenced an issuer tender offer (the "Tender Offer"), which expired on January 23, 2001. As a result of the Tender Offer, we acquired (effective January 30, 2001) 16.25 million shares of our common stock at $8 per share for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million. In addition, during the first six months of 2001, we repurchased 854,200 shares of our common stock for an average price of $4.05 per share.

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

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control including variability in demand for Internet and for Internet professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees.

3.   BUSINESS TRANSACTIONS:
     ---------------------

     Effective April 1, 1999, we acquired Edgewater Technology (Delaware), Inc. ("Edgewater"), a full-service provider of eSolutions services located in Boston's Route 128 technology corridor. Edgewater was acquired in a transaction, which required $17.1 million to be paid on the closing date and provided for additional consideration based on certain events. The aggregate consideration paid with respect to Edgewater was $1.2 million for the six months ended June 30, 2001 and was $0.6 million and $1.1 million for the three and six months ended June 30, 2000, respectively. No further payments are required under the purchase agreement.

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

     On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, our IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for $40.2 million in cash, which consisted of $42.7 million paid at the closing date less a $2.5 million post-closing working capital adjustment paid to IM Acquisition, Inc. in April 2001. In connection with this sale, we recorded a $53.9 million non-cash charge for the write-down of the goodwill in our IntelliMark division to estimated realizable values.

     On December 15, 2000, we entered into a Stock Purchase Agreement to sell all of our outstanding stock in ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for $31.0 million in cash, before fees and expenses and subject to potential upward or downward post-closing adjustment (the "Transaction"). We held a Special Stockholders' Meeting on March 14, 2001 to approve the Transaction. After receiving approval from stockholders, the Transaction was closed on March 16, 2001. We recorded an after-tax gain of $6.5 million related to the Transaction during the first quarter of 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. for the post-closing working capital adjustment.

     During the third and fourth quarters of 2000, as a result of the impending sale of our remaining non-eSolutions divisions, we recorded nonrecurring expenses totaling approximately $3.8 million relating to our divestiture process and costs related to the closing of our former corporate headquarters (in Fayetteville, Arkansas). The move of the corporate headquarters to Wakefield, Massachusetts, where Edgewater is located, was substantially completed during the second quarter of 2001. The restructuring expense includes future contractual obligations to certain employees, which extend through October 2001. The following is a summary of our restructuring accrual, which has been included in other liabilities including restructuring and discontinued operations in the accompanying consolidated balance sheets:

                                                       (In Thousands)

        Restructuring expenses:
           Severance                                        $3,003
           Facility                                            613
           Relocation                                          160
                                                            ------
                                                             3,776
        Less cash outlays                                    1,849
                                                            ------
        Accrual at June 30, 2001                            $1,927
                                                            ======

     As a result of the completion of the transactions described above, the operating results for the Commercial staffing segment, Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce have been included in discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $7.7 million for the six months ended June 30, 2001 and were $286.8 million and $574.0 million for the three and six months ended June 30, 2000, respectively. Operating loss from discontinued operations was $1.6 million for the six months ended June 30, 2001 and was $146.4 million and $138.1 million for the three and six months ended June 30, 2000, respectively.

     Net assets from discontinued operations in the accompanying balance sheets represent the net assets of the discontinued operations for ClinForce as of December 31, 2000.

                                                                (In Thousands)

     Accounts receivable, net                                      $ 4,689
     Prepaid expenses and other current assets                        (857)
     Property and equipment, net                                       404
     Intangible assets, net                                         11,779
     Other assets                                                       30
     Accounts payable and accrued liabilities                          (67)
     Payroll and related liabilities                                (1,147)
                                                                   -------
     Net assets from discontinued operations                       $14,831
                                                                   =======

5.   EXTRAORDINARY ITEM - WAKEFIELD TRAGEDY:
     --------------------------------------

     On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. As a result of this tragedy, the Wakefield office was closed during the last week of December 2000. From December 2000 through June 30, 2001, we have incurred expenses totaling approximately $0.8 million for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds of $0.2 million and the applicable tax effect, in the accompanying consolidated statements of operations.

6.   EARNINGS PER COMMON SHARE:
     -------------------------

     A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                        Three Months          Six Months
                                                                       Ended June 30,       Ended June 30,
                                                                      2001       2000      2001       2000
                                                                    --------   --------  ---------  --------
                                                                      (In Thousands, Except Per Share Data)
     Basic earnings per share:
     Net (loss) income applicable to common shares              ($ 1,281)  ($106,777)        $ 3,396  ($104,846)
                                                                 =======    ========         =======   ========

     Weighted average common shares outstanding                   11,700      29,526          14,098     29,494
                                                                 =======    ========         =======   ========

     Basic earnings per share of common stock                   ($  0.11)  ($   3.62)        $  0.24  ($   3.55)
                                                                 =======    ========         =======   ========

     Diluted earnings per share:
     Net (loss) income applicable to common shares              ($ 1,281)  ($106,777)        $ 3,396  ($104,846)
                                                                 =======    ========         =======   ========

     Weighted average common shares outstanding                   11,700      29,526          14,098     29,494
     Dilutive effect of stock options                                  -          30               -         78
                                                                 -------    --------         -------   --------
     Weighted average common shares, assuming
       dilutive effect of stock options                           11,700      29,556          14,098     29,572
                                                                 =======    ========         =======   ========

     Diluted earnings per share of common stock                 ($  0.11)  ($   3.61)        $  0.24  ($   3.55)
                                                                 =======    ========         =======   ========

     Options to purchase approximately 4.5 million shares of common stock were outstanding during the three and six months ended June 30, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. The prices of these options ranging from $4.22 to $39.63 per share for the three months ended June 30, 2001 and from $4.58 to $39.63 for the six months ended June 30, 2001. These options were still outstanding as of June 30, 2001.

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

     Options outstanding under the Amended and Restated 1996 Edgewater Stock Option Plan (the "Plan") vested 100% upon the closing of the Transaction as this constituted a "Change in Control" as defined in the Plan, except for 1.1 million stock options granted under the Plan to officers of our eSolutions subsidiary in August 2000. Although most options expire ten years from the date of grant, approximately 1.4 million options held by employees of the Commercial segment and IntelliMark were terminated on April 16, 2001, which was 30 days following the "Change in Control." Employees of ClinForce hold approximately 0.1 million options, which terminated on June 14, 2001, which was 90 days following the "Change in Control."

7.   SEGMENT INFORMATION:
     -------------------

     As a result of the divestiture transactions described in Note 4, our eSolutions division now represents our only segment of business, therefore no segment data has been provided.

8.   RELATED PARTY:
     -------------

     Synapse Group, Inc., one of our significant customers discussed in Note 9, is considered a related party as their President and Chief Executive Officer Michael Loeb is also a member of our Board of Directors. As of June 30, 2001, we maintained an accounts receivable balance of $2.8 million from Synapse Group, Inc. Subsequent to June 30, 2001, this balance was reduced by payments of $0.9 million and the balance of this account remains on customary business terms.

9.   SIGNIFICANT CUSTOMERS:
     ---------------------

     The following table summarizes the revenue and accounts receivable from customers in excess of 10% of reported amounts for the periods presented:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                         2001      2000          2001      2000
                                        -------  --------     --------- --------
Revenue
     Synapse Group, Inc.                 40.1%       26.7%      35.6%      27.9%
     Robert Walters                      12.4%         -        12.2%        -
     Cobb Vantress                       10.1%         -          -          -
     HomeRuns.com                          -         22.3%        -        20.0%
     American Student Assistance           -         19.7%        -        20.6%



                                             June 30,           December 31,
                                               2001                 2000
                                        ------------------    ------------------
Accounts Receivable
     Synapse Group, Inc.                             49.3%                 36.9%
     Robert Walters                                  15.6%                    -
     HomeRuns.com                                     -                    16.5%
     American Student Assistance                      -                    10.3%

10.  NEW ACCOUNTING PRONOUNCEMENTS:
     -----------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement becomes effective January 1, 2002. Accordingly, at the end of our fiscal year December 31, 2001, we will discontinue amortizing our intangible assets and will periodically review the assets for impairment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are an e-business consulting and systems integration firm that specializes in providing middle-market companies with tailored solutions for today's Internet-centric environment. With approximately 220 employees, Edgewater operates eSolutions centers located in Massachusetts, New Hampshire, Arkansas, Minnesota and North Carolina. We focus on helping customers increase market competitiveness, improve customer business productivity, and reduce operational costs through implementation of business strategies utilizing the Internet and other technologies. Edgewater custom develops systems that allow our customers to improve and expedite the processing and delivery of information to end users, allowing for quicker implementation of business strategies, easier adaptation to change, and effective delivery of results.

     Edgewater offers an end-to-end platform of e-business solutions to help organizations tackle the barriers of technology transition, including:

     (1) Strategy -- consulting services to aid customers in translating business goals into eSolutions strategies by taking full advantage of Internet technologies. Strategy services include analyzing a customer's market, business processes and existing technology infrastructure, evaluating both packaged and custom alternative solutions and formulating recommendations for a solution or strategy. Edgewater then provides a tactical road map that customers can implement immediately.

     (2) Solutions -- designing, building, and deploying large-scale enterprise-wide systems. eSolutions services include developing and implementing custom applications as well as "blend-in" packaged applications to create flexible, scalable custom solutions that integrate a customer's Web presences, customer service and back-office legacy systems into e-business applications.

     (3) Support -- providing a spectrum of post-deployment support services, including Internet application outsourcing, site maintenance and 7x24 hour monitoring.

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

  . On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, our IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for $40.2 million in cash, which consisted of $42.7 million paid at the closing date less a $2.5 million post-closing working capital adjustment paid to IM Acquisition, Inc. in April 2001.

  . On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing working capital adjustments (the "Transaction"). As the closing of the Transaction was conditioned upon our receipt of stockholder approval and the satisfaction of other customary conditions to closing, we held a Special Stockholders' Meeting on March 14, 2001, where our stockholders approved the Transaction. We consummated the Transaction and received proceeds on March 16, 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. with respect to the post-closing working capital purchase price adjustment. In accordance with Emerging Issues Task Force No. 95-18, we have reported ClinForce's operating results in discontinued operations for the periods presented. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

     As a result of the completion of the above sale transactions, the operating results for the Commercial segment, Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce have been included in discontinued operations in the accompanying financial statements. Revenues from discontinued operations were $7.7 million for the six months ended June 30, 2001 and were $286.8 million and $574.0 million for the three and six months ended June 30, 2000, respectively. Operating loss from discontinued operations was $1.6 million for the six months ended June 30, 2001 and was $146.4 million and $138.1 million for the three and six months ended June 30, 2000, respectively.

Background

     Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less direct consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and consultant utilization. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our revenues, gross margins and net earnings. Selling, general and administrative expenses consist of sales and marketing, recruiting, human resources, and administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

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

Results For The Three Months Ended June 30, 2001 Compared To Results For The Three Months Ended June 30, 2000

     Revenues. Revenues decreased $1.3 million, or 15.6%, to $6.7 million for the three months ended June 30, 2001 compared to $8.0 million for the three months ended June 30, 2000. Revenues decreased $0.6 million, or 4.0%, to $14.5 million for the six months ended June 30, 2001 compared to $15.1 million for the six months ended June 30, 2000. Revenues decreased primarily due to an economic slowdown that has affected spending for information technology services resulting in postponed or delayed projects. Additionally, we estimate that approximately $0.4 million of revenues were lost during the six months ended June 30, 2001 as a result of the Wakefield tragedy. Our current project backlog at June 30, 2001 was $17.9 million, an increase of 14.2% over the same period last year. This current backlog includes $11.2 million of projects for 2002.

     Gross Profit. Gross profit decreased $1.6 million, or 37.6%, to $2.6 million for the three months ended June 30, 2001 compared to $4.2 million for the three months ended June 30, 2000. Gross profit decreased $1.8 million, or 22.6%, to $6.2 million for the six months ended June 30, 2001 compared to $8.0 million for the six months ended June 30, 2000. Gross profit as a percentage of revenue decreased from 53.2% in the second quarter of 2000 to 39.4% in the second quarter 2001. Gross margin was 42.7% and 52.9% for the six months ended June 30, 2001 and 2000, respectively. Utilization rates have declined from over 80% on a historical basis to 72% during the current quarter, resulting in lower gross profit and gross margin as compared to previous periods. This decrease is primarily the result of lower revenues and the planned retention of our non-utilized consultant base in order to provide for future growth.

     SG&A. Selling, general and administrative expenses ("SG&A") decreased $1.0 million, or 28.1%, to $2.6 million for the three months ended June 30, 2001 compared to $3.6 million for the three months ended June 30, 2000. SG&A decreased $0.7 million, or 11.0%, to $6.1 million for the six months ended June 30, 2001 compared to $6.8 million for the six months ended June 30, 2000. SG&A as a percentage of revenue was 38.9% and 45.6% for the three months ended June 30, 2001 and 2000, respectively, and was 41.9% and 45.2% for the six months ended June 30, 2001 and 2000, respectively. SG&A decreased primarily as a result of our corporate downsizing, which was due to the divestiture of our non-eSolutions businesses and divisions.

     EBITDA. EBITDA decreased $0.6 million to $36,000 for the three months ended June 30, 2001 as compared to $0.6 million for the same period in 2000. EBITDA decreased $1.1 million to $0.1 million for the six months ended June 30, 2001 as compared to $1.2 million for the comparable period in 2000. EBITDA as a percentage of revenues was 0.5% and 7.7% for the three months ended June 30, 2001 and 2000, respectively, and was 0.8% and 7.7% for the six months ended June 30, 2001 and 2000, respectively. The decrease in EBITDA and EBITDA margins is primarily the result of the economic slowdown, which resulted in lower revenues, and our planned retention of non-utilized consultant base. EBITDA and EBITDA margins were also impacted by the revenues lost due to the Wakefield tragedy, offset by decreased SG&A as described above. As our consultant costs are relatively fixed, the loss of revenue resulting from the Wakefield tragedy directly affects our gross profit, EBITDA and operating loss results.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.3 million to $1.4 million for the second quarter of 2001 as compared to $1.1 million for the same period last year. Depreciation and amortization expense increased $0.6 million to $2.8 million for the six months ended June 30, 2001 as compared to $2.2 million for the six months ended June 30, 2000. These increases are a result of our reallocation of Edgewater's purchase price between goodwill and intangible assets during the fall of 2000.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective beginning January 1, 2002. Accordingly, at the end of our fiscal year December 31, 2001, we will discontinue amortizing our intangible assets and will periodically review the assets for impairment.

     Operating Loss. Operating loss increased $0.9 million to $1.4 million for the three months ended June 30, 2001 compared to $0.5 million for the same period last year. Operating loss increased $1.6 million to $2.6 million for the six months ended June 30, 2001 compared to $1.0 million for the comparable period in 2000. Operating losses increased from the prior year primarily due to lower revenues and gross profit affected by the delay in spending for information technology services, as well as higher amortization expense.

     Interest Income (Expense) and Other, Net. We earned net interest income of $0.4 million and $1.4 million for the three and six months ended June 30, 2001, respectively, as compared to the incurrence of interest expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2000, respectively. Interest expense in 2000 was primarily related to borrowings on our credit facility to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment. Using the proceeds from the sale of our various divisions, all borrowings were repaid in July 2000 and excess cash amounts have been placed in short-term investments, used to fund the Tender Offer, repurchase shares of our common stock under our stock purchase program and for general corporate purposes. Interest income is primarily related to interest generated from the investment of excess cash amounts.

     Net Loss From Continuing Operations. Net loss from continuing operations increased $0.5 million, to $1.0 million for the three months ended June 30, 2001 as compared to $0.5 million for the three months ended June 30, 2000. Net loss from continuing operations increased $0.6 million, or 52.7%, to $1.7 million for the six months ended June 30, 2001 as compared to $1.1 million for the comparable period in 2000. Net margin from continuing operations was (14.9%) and (6.2%) for the three months ended June 30, 2001 and 2000, respectively, and was (11.6%) and (7.3%) for the six months ended June 30, 2001 and 2000, respectively. In addition to the matters discussed above, the net losses from continuing operations in the current year were negatively affected by the tax provisions of $0.1 million and $0.4 million for the three and six months ended June 30, 2001, which is the result of non-deductible goodwill amortization. These taxes will not be paid out in cash as we will utilize net operating loss carryforwards to offset taxable income. Our tax losses relate to the sale of our non-eSolutions businesses and divisions and resulted in a deferred tax asset of $23.8 million for use to offset taxable income in future years and a current tax receivable of approximately $16.1 million relating to carryback claims to recover taxes paid in 1998 and 1999.

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

     In July 2000, the Board of Directors authorized management, subject to legal requirements, to use up to $30 million to repurchase our common stock over the following twelve months (which has been extended by the Board of Directors). Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program during 2000, we repurchased 944,000 shares of our common stock for approximately $6.2 million. From January 1, 2001 through July 27, 2001, we repurchased 854,200 shares of our common stock for approximately $3.5 million .

     The credit facility was secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first-tier foreign subsidiaries. Interest on any borrowings was computed at our option of either the bank group's prime rate or the London interbank offered rate, incrementally adjusted based on our operating leverage ratios. We paid a quarterly facility fee determined by multiplying the total amount of the credit facility by a percentage, which varied based on our operating leverage ratios. Under the credit facility, we had net payments of $194.2 million and $200.1 million for the three and six months ended June 30, 2000, respectively. In July 2000, we paid-off all of our outstanding borrowings under the credit facility and terminated the credit facility.

     Net cash provided by continuing operating activities was $1.2 million and $0.9 million for the three and six months ended June 30, 2001, respectively, while net cash provided by continuing operating activities was $6.5 million and $5.3 million for the three and six months ended June 30, 2000, respectively. The net cash provided by continuing operating activities for the periods presented was primarily attributable to net (loss) income and changes in operating assets and liabilities. Excluding the receipt and payment of nonrecurring items (such as the Wakefield tragedy), net cash provided by continuing operations was $1.2 million and $1.3 million for the three and six months ended June 30, 2001, respectively.

     Net cash (used in) provided by continuing investing activities was ($0.3) million and $33.5 million for the three and six months ended June 30, 2001, respectively, while net cash provided by continuing investing activities was $203.3 million and $202.9 million for the three and six months ended June 30, 2000, respectively. Cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our various non-eSolutions divisions. Cash used in continuing investing activities was primarily attributable to cash paid for contingent consideration for acquisitions completed during prior periods as well as capital expenditures.

     Net cash used in continuing financing activities was $1.3 million and $134.4 million for the three and six months ended June 30, 2001, respectively, while net cash used in continuing financing activities was $194.1 million and $200.1 million for the three and six months ended June 30, 2000, respectively. For the six months ended June 30, 2001, cash used in continuing financing activities was primarily related to the Tender Offer in January 2001 to repurchase 16.25 million shares of common stock. For the three and six months ended June 30, 2000, cash provided by financing activities was primarily related to borrowings under our credit facility to finance several of the acquisitions and contingent consideration payments completed during these periods.

     As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $9.0 million and $110.6 million in the three and six months ended June 30, 2001, respectively, while increasing $0.1 million in the three months ended June 30, 2000 and decreasing $3.4 million in the six months ended June 30, 2000.

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

Special Note Regarding Forward Looking Statements

     Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to the corporate headquarters move, competitive and strategic initiatives, potential stock repurchases, future results, tax consequences, liquidity needs and restructuring efforts. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those listed under "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in our 2000 Annual Report on Form 10-K as filed with the SEC on March 30, 2001.

     The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "continue," "believe," "enable" "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) potential miscalculations of the capital requirements and growth of our eSolutions business; (2) inability to execute upon growth objectives; (3) changes in industry trends, such as decline in the demand for Solutions, Strategy and Support services; (4) failure to obtain new customers or retain significant existing customers; (5) loss of key executives; (6) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, slowdown in information technology services spending by companies or changes in interest or currently exchange rates; (7) failure of the middle market and the needs of middle market enterprises for e-business services to develop as anticipated; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) the inability to collect the $16.1 million receivable relating to the use of net operating losses to recover prior years' taxes; and/or (10) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a deferred tax asset of approximately $23.8 million in this Form 10-Q. Actual events or results may differ materially. These factors may cause our actual results to differ materially from any forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     We have been subject to a number of stockholder lawsuits alleging that we and one of our officer/directors violated federal securities laws. Such actions were consolidated into one action in United States District Court for the Eastern District of Arkansas (the "Court"). On January 11, 2000, the plaintiffs amended their complaint, which superseded all other complaints. The amended complaint named us and one of our officer/directors as defendants. We filed a motion to dismiss this amended consolidated complaint. On June 29, 2000, the Court issued a Memorandum Opinion and Order (the "Order") dismissing most of the allegations in the consolidated complaint. As to the remaining allegations in the consolidated complaint, following the Order, on July 12, 2000, we filed a motion for partial reconsideration to dismiss the remaining allegations in the consolidated complaint. The lead plaintiffs filed a response to our partial reconsideration motion on July 24, 2000 and we filed a reply motion to the response by the lead plaintiffs on July 26, 2000. On November 27, 2000, the Court granted our motion for partial reconsideration and dismissed all of the remaining allegations in the complaint. The lead plaintiffs filed a motion for reconsideration on December 11, 2000. We filed a response to the lead plaintiffs' motion for reconsideration on December 20, 2000. On January 9, 2001, the Court rejected the lead plaintiffs' request for reconsideration resulting in the entire consolidated complaint being dismissed by the Court. On February 9, 2001, the lead plaintiffs appealed the dismissal of the consolidated complaint by the Court to the Eighth Circuit Court of Appeals (the "Eighth Circuit Court") in St. Louis, Missouri. However, on April 24, 2001, the lead plaintiffs dismissed their appeal to the Eighth Circuit Court and on May 30, 2001, the Eighth Circuit Court issued an order dismissing the plaintiffs' appeal. In light of the order of dismissal by the Eighth Circuit Court and the dismissal of the consolidated complaint by the Court, this litigation matter has been concluded without our company or any of our officers or directors having any responsibility, obligation or liability as to this matter.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2001 Annual Meeting of Stockholders on June 6, 2001 (the "Meeting"). Our stockholders elected six (6) directors to serve until the 2002 Annual Meeting or until their successors are duly elected and qualified. Of the 11,660,816 shares of outstanding common stock entitled to vote at the Meeting, 10,105,800 shares, or approximately 86.7% of the shares entitled to vote, were represented either in person or by proxy at the Meeting. The stockholders voted on and approved the matter described below, with the voting results therein noted at the Meeting:

                                       Election of Directors
              --------------------------------------------------------------
                                                                 Authority
                         Name                    For             Withheld
              -------------------------      -------------      ------------

              Clete T. Brewer                   9,208,815           896,985
              Shirley Singleton                 9,302,865           784,935
              William J. Lynch                  9,377,367           728,433
              Charles A. Sanders, M.D.          9,399,754           706,046
              Bob L. Martin                     9,401,844           703,956
              Michael R. Loeb                   9,320,865           784,935

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            11.1 Statement re: computation of per share earnings, reference is made to Note 6 of the Edgewater Technology, Inc. Consolidated Financial Statements contained in this Form 10-Q.

           10.45 Employment Agreement dated as of April 14, 2000 by and between Shirley Singleton and Edgewater Technology (Delaware), Inc.

           10.46 Employment Agreement dated as of April 14, 2000 by and between David Clancey and Edgewater Technology (Delaware), Inc.

            99.1 Press Release dated as of May 30, 2001 announcing the dismissal of the securities litigation matter.

     (b) Reports on Form 8-K

     1. A Form 8-K was filed with the SEC on April 2, 2001 relating to the sale of our ClinForce division.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EDGEWATER TECHNOLOGY, INC.


Date: July 27, 2001                      /s/ CLETE T. BREWER
                                         ------------------------------------
                                         Clete T. Brewer
                                         Chief Executive Officer and Chairman

Date: July 27, 2001                      /s/ TERRY C. BELLORA
                                         ------------------------------------
                                         Terry C. Bellora
                                         Chief Financial Officer