Form 10-Q
period 2001-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2001-11-09
CIK 1017968

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

================================================================================
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


                         Commission file number: 0-20971


                           Edgewater Technology, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    71-0788538
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        20 Harvard Mill Square
             Wakefield, MA                              01880-3209
(Address of Principal Executive Offices)                (Zip Code)


        Registrant's telephone number including area code: (781) 246-3343

--------------------------------------------------------------------------------

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 9, 2001 was 11,607,736.

================================================================================

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
               --------------------------------------------------

                                      INDEX
                                      -----

                                                                                                              Page
                                                                                                              ----
PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements

    Consolidated Financial Statements
           Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                           3

           Consolidated Statements of Operations for the Three and Nine Months Ended                           4
           September 30, 2001 and 2000

           Consolidated Statements of Cash Flows for the Nine Months Ended                                     5
           September 30, 2001 and 2000

           Notes to Consolidated Financial Statements                                                          6

    Item 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations

           Business Overview                                                                                   11
           Discontinued Operations                                                                             12
           Background                                                                                          13
           Financial Information                                                                               13
           Results for the Three and Nine Months Ended September 30, 2001 Compared to Results for the
           Three and Nine Months Ended September 30, 2000                                                      13
           Liquidity and Capital Resources                                                                     15
           Special Note Regarding Forward Looking Statements                                                   16

    Item 3 -- Quantitative and Qualitative Disclosures
              About Market Risk                                                                                16

PART II - OTHER INFORMATION

    Item 1 -- Legal Proceedings                                                                                17
    Item 2 -- Changes in Securities and Use of Proceeds                                                        17
    Item 4 -- Submission of Matters to a Vote of Security Holders                                              17
    Item 6 -- Exhibits and Reports on Form 8-K                                                                 17
      (a)     Exhibits

      (b)     Reports on Form 8-K

     Signatures                                                                                                18

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                          (In Thousands, Except Shares)

                                                                                   September 30,     December 31,
                                                                                        2001             2000
                                                                                   -------------    -------------
                                                                                     (Unaudited)
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                      $     32,197     $    145,581
    Short-term investments                                                               19,930                -
    Accounts receivable, net                                                              3,665            5,875
    Income tax receivable                                                                   800           16,121
    Deferred income taxes                                                                   491              900
    Prepaid expenses and other current assets                                               611            6,842
                                                                                   -------------    -------------
                 Total current assets                                                    57,694          175,319

Property and equipment, net                                                               2,091            2,174
Intangible assets, net                                                                   32,966           36,530
Deferred income taxes                                                                    22,133           25,728
Other assets                                                                                 83              118
Net assets from discontinued operations (Note 4)                                              -           14,831
                                                                                   -------------    -------------
                 Total Assets                                                      $    114,967     $    254,700
                                                                                   =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                       $      1,374     $      2,833
    Other liabilities including restructuring and discontinued operations                 5,358           10,819
    Payroll and related liabilities                                                       1,195            3,195
    Current portion of capital lease obligations                                            340              318
                                                                                   -------------    -------------
                 Total current liabilities                                                8,267           17,165

Long-term liabilities                                                                        98              290

Stockholders' equity:
    Preferred stock, $.01 par value; no shares issued or outstanding                          -                -
    Common stock, $.01 par value; 11,603,611 and 28,692,766 shares issued and
       outstanding as of September 30, 2001 and December 31, 2000, respectively             296              296
    Paid-in capital                                                                     217,774          217,838
    Treasury stock, at cost                                                            (140,202)          (6,158)
    Retained earnings                                                                    28,734           25,269
                                                                                   -------------    -------------
                 Total stockholders' equity                                             106,602          237,245
                                                                                   -------------    -------------
                 Total liabilities and stockholders' equity                        $    114,967     $    254,700
                                                                                   =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                      (In Thousands, Except Per Share Data)

                                                                             Three Months Ended        Nine Months Ended
                                                                               September 30,             September 30,
                                                                              2001         2000         2001         2000
                                                                           ---------- ----------     ----------   ----------
                                                                                               (Unaudited)
Revenues                                                                   $   6,003    $   8,360    $  20,453    $  23,416
Cost of services                                                               3,703        4,111       11,989       11,207
                                                                           ----------   ----------   ----------   ----------
Gross profit                                                                   2,300        4,249        8,464       12,209
Operating expenses:
    Selling, general and administrative                                        2,243        3,564        8,296       10,363
Depreciation and amortization                                                  1,351        1,104        4,109        3,261
                                                                           ----------   ----------   ----------   ----------
Operating income (loss)                                                       (1,294)        (419)      (3,941)      (1,415)
Interest income (expense) and other, net                                         376        1,773        1,753        1,138
                                                                           ----------   ----------   ----------   ----------
Income (loss) before income taxes and extraordinary item                        (918)       1,354       (2,188)        (277)
Income tax provision                                                              90          614          492           77
                                                                           ----------   ----------   ----------   ----------
    Net income (loss) from continuing operations                              (1,008)         740       (2,680)        (354)
Discontinued operations (Note 4):
    Income (loss) from operations of discontinued divisions                    1,062       (8,895)        (341)    (106,471)
Gain on sale of division                                                           -       69,733        6,514       63,558
Extraordinary item, net of applicable taxes (Note 5)                              16            -          (27)           -
                                                                           ----------   ----------   ----------   ----------
       Net income (loss)                                                   $      70    $  61,578    $   3,466    $ (43,267)
                                                                           ==========   ==========   ==========   ==========
Basic earnings per share:
     Continuing operations                                                 $   (0.09)   $    0.03    $   (0.20)   $   (0.01)
                                                                           ==========   ==========   ==========   ==========
     Discontinued operations                                               $    0.10    $    2.08    $    0.46    $   (1.46)
                                                                           ==========   ==========   ==========   ==========
     Extraordinary item                                                    $       -    $       -    $       -    $       -
                                                                           ==========   ==========   ==========   ==========
     Net income (loss)                                                     $    0.01    $    2.11    $    0.26    $   (1.47)
                                                                           ==========   ==========   ==========   ==========

Diluted earnings per share:
     Continuing operations                                                 $   (0.09)   $    0.03    $   (0.20)   $   (0.01)
                                                                           ==========   ==========   ==========   ==========
     Discontinued operations                                               $    0.10    $    2.08    $    0.46    $   (1.46)
                                                                           ==========   ==========   ==========   ==========
     Extraordinary item                                                    $       -    $       -    $       -    $       -
                                                                           ==========   ==========   ==========   ==========
     Net income (loss)                                                     $    0.01    $    2.11    $    0.26    $   (1.47)
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

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                 (In Thousands)

                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                      2001        2000          2001         2000
                                                                   ---------    ---------    ---------    ---------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $      70    $  61,578    $   3,466    $ (43,267)
    (Income) loss from operations of discontinued divisions           (1,062)       8,895          341      106,471
    Gain on sale of division                                               -      (69,733)      (6,514)     (63,558)
    Extraordinary item, net of applicable taxes                          (16)           -           27            -
                                                                   ---------    ---------    ---------    ---------
    Net (loss) income from continuing operations                      (1,008)         740       (2,680)        (354)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                1,351        1,104        4,109        3,261
          Provision for bad debts                                         30            6          160            6
          Deferred income taxes and other, net                            90            -          492           16
          Change in operating accounts,
              net of effects of dispositions:
                 Accounts receivable                                   1,936       (1,182)       2,113       (3,115)
                 Prepaid expenses and other current assets                --          442          848        5,172
                 Other assets                                           (552)           5         (552)         104
                 Accounts payable and accrued liabilities               (148)       3,778          188        4,512
                 Payroll and related liabilities                         (10)        (118)      (1,688)         598
                                                                   ---------    ---------    ---------    ---------
Net cash provided by (used in) operating activities                    1,689        4,775        2,990       10,200
                                                                   ---------    ---------    ---------    ---------
Net cash provided by (used in) discontinued operating activities      15,975      (11,858)       5,355         (902)
                                                                   ---------    ---------    ---------    ---------
Net cash (used in) provided by extraordinary items                       (51)           -         (431)           -
                                                                   ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of businesses                                       -      198,757       35,246      402,878
    Purchases of businesses, net of cash acquired                          -            -       (1,200)      (1,122)
    Capital expenditures                                                 (92)        (118)        (622)        (246)
    Purchases of Short-term investments                              (19,930)           -      (19,930)           -
                                                                   ---------    ---------    ---------    ---------
Net cash (used in) provided by investing activities                  (20,022)     198,639       13,494      401,510
                                                                   ---------    ---------    ---------    ---------
Net cash provided by (used in) discontinued investing activities           -        3,862          (33)      (7,346)
                                                                   ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                               -            -            -       58,996
    Payments on borrowings                                                 -      (91,042)           -     (350,176)
    Payments on capital lease obligations                                (83)         (57)        (164)        (132)
    Proceeds from stock option exercises                                   -          231          143          297
    Repurchases of stock                                                (297)      (6,127)    (134,738)      (6,127)
                                                                   ---------    ---------    ---------    ---------
Net cash (used in) provided by financing activities                     (380)     (96,995)    (134,759)    (297,142)
                                                                   ---------    ---------    ---------    ---------
Net cash (used in) provided by discontinued financing activities           -       (3,118)           -      (14,407)
                                                                   ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                  (2,789)      95,305     (113,384)      91,913
CASH AND CASH EQUIVALENTS, beginning of period                        34,986        1,154      145,581        3,718
CASH AND CASH EQUIVALENTS, discontinued operations                         -        3,402                     4,230
                                                                   ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                           $  32,197    $  99,861    $  32,197    $  99,861
                                                                   =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                  $      12    $     867    $      44    $  10,044
                                                                   =========    =========    =========    =========
    Income taxes paid                                              $       -    $      79    $     180    $     919
                                                                   =========    =========    =========    =========
    Borrowings on capital leases                                   $       -    $     272    $      68    $     531
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

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

1.       ORGANIZATION:
         ------------

        Founded in 1992, Edgewater Technology is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market clients. We develop scalable technology solutions, which expedite business processes and provide competitive advantages for our clients. Our consultants collaborate with our clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with its clients, targeting strategic, mission-critical applications. With over 160 strategic, technical consulting professionals, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of strategically positioned solutions centers in Massachusetts, New Hampshire, Arkansas, Minnesota, and North Carolina.

        Our full range of consulting and systems services offer exceptional advantages to our clients. We focus on business processes and long-term technology solutions to customize software applications through a multidisciplinary approach, which provides our clients with a strong return on investment and reduced operational cost. Our consultants partner with each client to design, develop and implement scalable applications that support future growth.

        Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed-price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less direct consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and consultant utilization. Any significant decline in fees billed to clients or the loss of, or any material reduction in services performed for a significant client would adversely affect our revenues, gross margins and net earnings. Selling, general and administrative expenses consist of sales and marketing, recruiting, human resources, administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

         On December 21, 2000, we commenced an issuer tender offer (the "Tender Offer"), which expired on January 23, 2001. As a result of the Tender Offer, we acquired (effective January 30, 2001) 16.25 million shares of our common stock at $8.00 per share for aggregate consideration of $131.1 million including fees, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million. In addition, during the first nine months of 2001, we repurchased 892,600 shares of our common stock for an average price of $4.07 per share.

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

         The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control including variability in demand for Internet related professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees.

3.      BUSINESS TRANSACTIONS:
        ---------------------

        Effective April 1, 1999, we acquired Edgewater Technology (Delaware), Inc. ("Edgewater"), a full-service provider of technical consulting, custom software development and system integration services located in Boston's Route 128 technology corridor. Edgewater was acquired for aggregate consideration of $
44.6 million, of which $1.2 million was paid during the nine months ended September 30, 2001. No further payments are required under the Edgewater purchase agreement.

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

        On December 15, 2000, we entered into a Stock Purchase Agreement to sell all of our outstanding stock in ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for $31.0 million in cash, before fees and expenses and subject to potential upward or downward post-closing adjustment (the "Transaction"). We held a Special Stockholders' Meeting on March 14, 2001 to approve the Transaction. After receiving approval from stockholders, the Transaction was closed on March 16, 2001. We recorded an after-tax gain of $6.5 million related to the Transaction during the first quarter of 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. pursuant to a post-closing working capital adjustment provision that was negotiated as a part of the Transaction.

        During the third and fourth quarters of 2000, as a result of the impending sale of our remaining businesses unrelated to our technology strategy and solutions division, we recorded nonrecurring expenses totaling approximately $3.8 million relating to our divestiture process and costs related to the closing of our former corporate headquarters (in Fayetteville, Arkansas). The move of the corporate headquarters to Wakefield, Massachusetts, where Edgewater is located, was complete during the third quarter of 2001. The restructuring expense includes future contractual obligations to certain employees, which extend through December 2001. The following is a summary of our restructuring accrual, which has been included in other liabilities including restructuring and discontinued operations in the accompanying consolidated balance sheets:
                                                               (In Thousands)

        Restructuring expenses:
           Severance                                             $  3,003
           Facility                                                   613
           Relocation                                                 160
                                                                 --------
                                                                    3,776
        Less cash outlays                                           3,435
                                                                 --------
        Accrual at September 30, 2001                            $    341
                                                                 ========

        As a result of the completion of the transactions described above, the operating results for the Commercial staffing segment, Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce have been included in discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $0.0 and $7.7 million for the three and nine months ended September 30, 2001 and were $61.2 million and $635.7 million for the three and nine months ended September 30, 2000, respectively. Operating loss from discontinued operations was $0.0 and $1.6 million for the three and nine months ended September 30, 2001 and was $3.0 million and $141.0 million for the three and nine months ended September 30, 2000, respectively.

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
                                                                  =========

5.      EXTRAORDINARY ITEM - WAKEFIELD TRAGEDY:
        --------------------------------------

        On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. As a result of this tragedy, the Wakefield office was closed during the last week of December 2000. From December 2000 through the first nine months of 2001, we incurred expenses totaling approximately $1.0 million for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds of $0.3 million and the applicable tax effect, in the accompanying consolidated statements of operations.

6.      EARNINGS PER COMMON SHARE:
        -------------------------

        A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                       Three Months                     Nine Months
                                                                    Ended September 30,             Ended September 30,
                                                                      2001       2000                 2001       2000
                                                                    --------   --------            ---------   --------

                                                                            (In Thousands, Except Per Share Data)

        Basic earnings per share:
        Net income (loss) applicable to common shares               $      70  $  61,578           $   3,466  $ (43,267)
                                                                    =========  =========           =========  =========

        Weighted average common shares outstanding                     11,629     29,175              13,275     29,387
                                                                    =========  =========           =========  =========

        Basic earnings (loss) per share of common stock             $    0.01  $    2.11           $    0.26  $ (  1.47)
                                                                    =========  =========           =========  =========

        Diluted earnings per share:
        Net income (loss) applicable to common shares               $      70  $  61,578           $   3,466  $ (43,267)
                                                                    =========  =========           =========  =========

        Weighted average common shares outstanding                     11,629     29,175              13,275     29,387
        Dilutive effect of stock options                                    -         58                   -        105
                                                                    ---------  ---------           ---------  ---------
        Weighted average common shares, assuming
           dilutive effect of stock options                            11,629     29,233              13,275     29,492
                                                                    =========  =========           =========  =========

        Diluted earnings (loss) per share of common stock           $    0.01  $    2.11           $    0.26  $ (  1.47)
                                                                    =========  =========           =========  =========


        Options to purchase approximately 4.5 million shares of common stock (at prices ranging from $4.00 to $39.63 per share) were outstanding during the three and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. These options were still outstanding as of September 30, 2001.

        Options to purchase approximately 3.1 million shares of common stock (at prices ranging from $6.30 to $40.31 per share) and 3.0 million shares of common stock (at prices ranging from $7.18 to $40.31 per share) were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares.

        Options outstanding under the Amended and Restated 1996 Edgewater Stock Option Plan (the "Plan") vested 100% upon the closing of the Transaction as this constituted a "Change in Control" as defined in the Plan, except for 1.1 million stock options granted under the Plan to officers of our technology strategy and solutions division in August 2000. Although most options expire ten years from the date of grant, approximately 1.4 million options held by employees of the Commercial segment and IntelliMark were terminated on April 16, 2001, which was 30 days following the "Change in Control." Employees of ClinForce held approximately 0.1 million options, which were terminated on June 14, 2001, which was 90 days following the "Change in Control."

7.       SEGMENT INFORMATION:
         -------------------

        As a result of the divestiture transactions described in Note 4, Edgewater Technology, the consulting and systems integration division, now represents our only segment of business; therefore no segment data has been provided.

8.       RELATED PARTY:
         -------------

        Synapse Group, Inc., a significant customer, which accounted for 45.0% and 37.9% of our revenues for the three and nine months ended September 30, 2001, is considered a related party as their President and Chief Executive Officer Michael Loeb is also a member of our Board of Directors.

9.       NEW ACCOUNTING PRONOUNCEMENTS:
         -----------------------------

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

        As a result of these accounting pronouncements, at the end of our fiscal year December 31, 2001, we will discontinue amortizing intangible assets related to goodwill and will periodically review the assets for impairment. Our goodwill amortization expense for first nine months of 2001 totaled $3.1 million, of which $1.0 million related to the three months ended September 30, 2001. Our total unamortized goodwill as of September 30, 2001 was $31.4 million.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Founded in 1992, Edgewater Technology is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market clients. We develop scalable technology solutions, which expedite business processes and provide competitive advantages for our clients. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our clients, targeting strategic, mission-critical applications. With over 160 strategic, technical consulting professionals, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of strategically positioned solutions centers in Massachusetts, New Hampshire, Arkansas, Minnesota, and North Carolina.

        Edgewater Technology offers an end-to-end platform of technology-driven business solutions to assist organizations tackle the barriers of technology transition, including:

     (1) Strategy -- Our consulting services aid customers in translating business goals into technology-driven strategies by taking full advantage of Internet and other technologies. Strategy services include analyzing a customer's market, business processes and existing technology infrastructure, evaluating both packaged and custom alternative solutions and formulating recommendations for a solution or strategy. Edgewater then provides a tactical road map that customers can implement immediately.

     (2) Solutions -- We design, build, and deploy large-scale enterprise-wide systems. Edgewater Technology's solutions services include developing and implementing custom applications as well as "blend-in" packaged applications to create flexible, scalable custom solutions that integrate a customer's Web presences, customer service and back-office legacy systems into technology-driven applications.

     (3) Support -- We provide a spectrum of post-deployment support services, including Internet application outsourcing, site maintenance and 7x24 hour monitoring.

         Since our inception in 1992, Edgewater Technology has focused on five key core values that differentiates it from the competition:

     (1) Delivery Excellence -- We have an enviable delivery history that is built upon nine years of proven methodology and processes. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, established implementation and support methodologies and most importantly, effective and continued communication throughout the entire process.

     (2) Strong Operational Metrics - Since our founding in 1992, Edgewater Technology's original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consultant resources, and disciplined financial practices resulting in above average utilization, gross profit and a strong balance sheet.

     (3) Technology Excellence - We extend proven key strategic technologies through the focus of vertical business practices to build scalable custom solutions providing a solid return on the investment and thereby competitive advantage to the clients. Edgewater's area of technical expertise include Web-based solutions, architectural strategy, Internet/Intranet/Extranet; e-commerce; computer telephony, transaction processing and legacy systems integration.

     (4) Middle-Market Focus -- We are positioned to serve the technology needs of the middle-market through our strategy of positioning solutions centers in the second-tier cities in which middle-market enterprises typically reside. The middle-market, defined as companies and/or subsidiaries of large corporations with $50 million to $1 billion in revenue, is a large growing segment of the economy.

     (5) Vertical Expertise -- We bring vertical industry knowledge together with a broad base of key strategic technologies. Edgewater uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies and deliver our products and services include Financial Services (retail banking; insurance; portfolio/asset management);

        Health Care; Transportation/Logistics (eTail/Retail; Trucking Transportation) and Emerging Markets (food/agriculture; education).

Discontinued Operations

        Our financial statements reflect discontinued operations arising as a result of the following sale transactions:

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

     . On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, our IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for $40.2 million in cash, which consisted of $42.7 million paid at the closing date less a $2.5 million post-closing adjustment paid to IM Acquisition, Inc. in April 2001.

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

        As a result of the completion of the above sale transactions, the operating results for the Commercial staffing segment, Robert Walters, Strategic Legal Resources, IntelliMark and ClinForce have been included in discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $0.0 and $7.7 million for the three and nine months ended September 30, 2001 and were $61.2 million and $635.7 million for the three and nine months ended September 30, 2000, respectively. Operating loss from discontinued operations was $0.0 and $1.6 million for the three and nine months ended September 30, 2001 and was $3.0 million and $141.0 million for the three and nine months ended September 30, 2000, respectively.

Background

     Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed-price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less direct consultant expenses whether or not the consultant's time is billed to a client. Gross margin is affected by the number of workdays in a period and consultant utilization. Any significant decline in fees billed to clients or the loss of, or any material reduction in services performed for, a significant client would adversely affect our revenues, gross margins and net earnings. Selling, general and administrative expenses consist of sales and marketing, recruiting, human resources, and administration salaries, commissions and related expenses, office facilities, computer system expenditures, professional fees, promotional expenses, and other general corporate expenses.

Financial Information

     The financial information provided below has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the audited financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") is included in the following discussion because we believe the year-to-year change in EBITDA is a meaningful measure since the non-cash expenses of depreciation and amortization have a significant impact on operating income
(loss) and operating margins. EBITDA should not be construed as an alternative measure of the amount of our income or cash flows from operating activities as EBITDA excludes certain significant costs of doing business.

Results For The Three and Nine Months Ended September 30, 2001 Compared To Results For The Three and Nine Months Ended September 30, 2000

     Revenues. Revenues for the three months ended September 30, 2001 decreased $2.4 million, or 28%, to $6.0 million compared to $8.4 million for the three months ended September 30, 2000. Revenues decreased $2.9 million, or 13%, to $20.5 million for the nine months ended September 30, 2001 compared to $23.4 million for the nine months ended September 30, 2000. Revenues decreased primarily due to an economic slowdown that has affected spending for information technology services resulting in postponed or delayed projects. For the three months ended September 30, 2001 and 2000, one and three customers each contributed more than 10% of revenues. For the nine months ended September 30, 2001 and 2000, one and three customers each contributed more than 10% of revenues. Our project backlog as of September 30, 2001 was $17.3 million, an increase of 37% over the same period last year and includes $11.9 million of services to be delivered in 2002.

     Cost of Services. Project personnel costs consist principally of salaries, payroll taxes, employee benefits and un-reimbursed travel expenses for personnel dedicated to client projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs decreased $0.4 million, or 10%, to $3.7 million for the three months ended September 30, 2001 compared to $4.1 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001 project personnel costs increased $0.8 million, to $12.0 million compared to $11.2 million during the same period a year ago. Utilization is a function of our ability to utilize our billable professionals and generate revenues. Our utilization rates have been historically above 80%, but have declined to 69% during the current quarter, resulting in lower gross profit and gross margin as compared to previous periods. This decrease is primarily the result of lower revenues and the planned retention of our non-utilized consultant base in order to effectively respond to increased demand for the consulting, software development and integration services we provide.

     Gross Profit. Gross profit for the three months ended September 30, 2001 decreased $1.9 million, or 46%, to $2.3 million compared to $4.2 million for the three months ended September 30, 2000. Gross profit decreased $3.7 million, or 31%, to $8.5 million for the nine months ended September 30, 2001 compared to $12.2 million for the nine months ended September 30, 2000. The decrease in gross profit directly relates to the decrease in revenues and utilization during the period. Gross profit margin for the three and nine months ended September 30, 2001 was 38.3% and 41.4%, respectively, compared to 50.8% and 52.1% during the same periods one year ago.

     SG&A. Selling, general and administrative expenses ("SG&A") decreased $1.4 million, or 39%, to $2.2 million for the three months ended September 30, 2001 compared to $3.6 million for the three months ended September 30, 2000. SG&A decreased $2.1 million, or 20%, to $8.3 million for the nine months ended September 30, 2001 compared to $10.4 million for the nine months ended September 30, 2000. SG&A as a percentage of revenue was 37.4% and 42.6% for the three months ended September 30, 2001 and 2000, respectively, and was 40.6% and 44.3% for the nine months ended September 30, 2001 and 2000, respectively. SG&A decreased primarily as a result of our scheduled reduction in corporate staff, which was due to the divestiture of our businesses unrelated to our technology strategy and solutions division.

     EBITDA. EBITDA decreased $.6 million to $0.1 million for the three months ended September 30, 2001 as compared to $0.7 million for the same period in 2000. EBITDA decreased $1.6 million to $0.2 million for the nine months ended September 30, 2001 as compared to $1.8 million for the comparable period in 2000. EBITDA as a percentage of revenues was 1.0% and 8.2% for the three months ended September 30, 2001 and 2000, respectively, and was .8% and 7.9% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in EBITDA and EBITDA margins is primarily the result of the economic slowdown, which resulted in lower revenues, and higher project personnel costs associated with our planned retention of non-utilized consultant base which were in part offset by decreased SG&A as described above. As our consultant costs are relatively fixed, the loss of revenue resulting from the Wakefield tragedy directly affected our gross profit, EBITDA and operating loss results.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.3 million to $1.4 million for the three months ended September 30, 2001 as compared to $1.1 million for the same period last year. Depreciation and amortization expense increased $.8 million to $4.1 million for the nine months ended September 30, 2001 as compared to $3.3 million for the nine months ended September 30, 2000. These increases are a result of our reallocation of Edgewater's purchase price between goodwill and intangible assets during the fall of 2000.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective beginning January 1, 2002. Accordingly, at the end of our fiscal year December 31, 2001 we will discontinue amortizing our intangible assets related to goodwill and will periodically review the assets for impairment.

     Our goodwill amortization expense for first nine months of 2001 totaled $3.1 million, of which $1.0 million related to the three months ended September 30, 2001. Our unamortized goodwill as of September 30, 2001 was $31.4 million.

     Operating Loss. Operating loss increased $0.9 million to $1.3 million for the three months ended September 30, 2001 compared to $0.4 million for the same period last year. Operating loss increased $2.5 million to $3.9 million for the nine months ended September 30, 2001 compared to $1.4 million for the comparable period in 2000. Operating losses increased from the prior year primarily due to lower revenues, gross profit and higher amortization expense as discussed above.

     Interest Income (Expense), Net. We earned net interest income of $0.4 million and $1.7 million for the three and nine months ended September 30, 2001, respectively, as compared to net interest income of $1.0 million and $0.3 million for the three and nine months ended September 30, 2000, respectively. Historically, interest expense was primarily related to borrowings on our credit facility to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment. Using the proceeds from the sale of our various divisions, all borrowings were repaid in July 2000 and excess cash amounts were placed in cash and short-term investments, used to fund the Tender Offer, repurchase shares of our common stock under our stock purchase program and for general corporate purposes.

        Net (Loss) Income From Continuing Operations. We recognized a net loss from continuing operations of $1.0 million for the three months ended September 30, 2001 compared to net income from continuing operations of $0.7 million for the three months ended September 30, 2000. Net loss from continuing operations increased $2.3 million to $2.7 million for the nine months ended September 30, 2001 as compared to net loss of $0.4 million for the comparable period in 2000. Net margin from continuing operations was (16.8%) and 8.9% for the three months ended September 30, 2001 and 2000, respectively, and was (13.1%) and (1.5%) for the nine months ended September 30, 2001 and 2000, respectively. In addition to the matters discussed above, the net losses from continuing operations in the current year were negatively affected by the tax provisions of $0.1 million and $0.5 million for the three and nine months ended September 30, 2001, respectively, which is the result of non-deductible goodwill amortization. The federal taxes are not expected to be paid out in cash, as we plan to utilize net operating loss carryforwards to offset taxable income. Our tax losses relate to the sale of our businesses unrelated to our technology strategy and solutions division and resulted in a deferred tax asset of $22.6 million for use to offset taxable income in future years and a current tax receivable of approximately $0.8 million for VAT tax claims related to the sale of Robert Walters.

        A Look Ahead. Our project backlog, as of October 24, 2001 was $18.9 million, of which $13.1 million relates to 2002 revenues. We will maintain our focus on developing new client relationships and will continue to provide impeccable delivery while being diligent with our business practices. We plan to grow both organically and through strategic acquisition opportunities that would augment our vertical businesses and/or increase our geographic presence.

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

        In July 2000, the Board of Directors authorized management, subject to legal requirements, to use up to $30 million to repurchase our common stock over a twelve month period (unless shortened or extended by the Board of Directors). Our repurchase program was again extended by the Board of Directors on August 23, 2001 for an additional twelve months for repurchases of up to $20.0 million. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program during 2000, we repurchased 944,000 shares of our common stock for approximately $6.2 million. From January 1, 2001 through September 30, 2001, we repurchased 892,600 shares of our common stock for approximately $3.6 million.

        The credit facility was secured by all of the issued and outstanding capital stock of our domestic subsidiaries and 65% of the issued and outstanding capital stock of our first-tier foreign subsidiaries. Interest on any borrowings was computed at our option of either the bank group's prime rate or the London InterBank Offering Rate, incrementally adjusted based on our operating leverage ratios. We paid a quarterly facility fee determined by multiplying the total amount of the credit facility by a percentage, which varied based on our operating leverage ratios. Under the credit facility, we had net payments of $91.0 million and $291.2 million for the three and nine months ended September 30, 2000, respectively. In July 2000, we paid-off all of our outstanding borrowings under the credit facility and terminated the credit facility.

        Net cash provided by continuing operating activities was $1.7 million and $4.8 million for the three months ended September 30, 2001 and 2000, respectively, and was $3.0 million and $10.0 million for the nine months ended September 30, 2001 and 2000, respectively. The net cash provided by continuing operating activities for the periods presented was primarily attributable to net
(loss) income and changes in operating assets and liabilities.

        Net cash provided by (used in) continuing investing activities was ($20.0) million and $198.6 million for the three months ended September 30, 2001 and 2000, respectively, and was $13.5 million and $401.5 million for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our various businesses unrelated to our technology strategy and solutions division. Cash used in continuing investing activities was primarily attributable to cash paid for contingent consideration for acquisitions completed during prior periods as well as capital expenditures.

        Net cash used in continuing financing activities was $0.4 million and $97.0 million for the three months ended September 30, 2001 and 2000, respectively, and was $134.8 million and $297.1 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, cash used in continuing financing activities was primarily related to the Tender Offer in January 2001 to repurchase 16.25 million shares of common stock for approximately $131.1 million. For the three and nine months ended September 30, 2000, cash used in financing activities was primarily related to repayments on our credit facility.

        Net cash provided by discontinued operations was $16.0 million and $5.4 million for the three months and nine months ended September 30, 2001, respectively. These amounts relate to expenses incurred or accrued related to discontinued operations and tax refunds received during the third quarter.

        As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $2.8 million and $113.4 million for the three and nine months ended September 30, 2001, respectively, and increased $95.3 million and $91.9 million in the three and nine months ended September 30, 2000, respectively.

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

Special Note Regarding Forward Looking Statements

        Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenues, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences liquidity needs and litigation matters. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth (A) under the headings "Summary - Risks of Not Approving the Transaction", "Summary - Recent Events", " Edgewater Following Completion of the Transaction", "Factors Affecting Edgewater Following the Transaction" and "Forward Looking Statements" in our Proxy Statement filed with the Securities and Exchange Commission on February 6, 2001 and (B) under the heading "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" in our 2000 Annual Report on Form 10-K as filed with the SEC on March 30, 2001.

        The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "enable" "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives; (2) changes in industry trends, such as decline in the demand for Solutions, Strategy and Support services; (3) failure to obtain new customers or successfully retain significant existing customers; (4) loss of key executives; (5) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, slowdown in information technology services spending; (6) failure of the general economy or IT services spending to rebound or otherwise improve; (7) lack of attractive growth opportunities; (8) the inability to grow revenues, backlog, utilization or market share; (9) the strength or visibility of the company's backlog of business; (10) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (11) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a deferred tax asset of approximately $22.1 million in this Form 10-Q; and (12) an adverse finding, outcome or result with respect to the matter described in Part II, Item I, "Legal Proceedings" of this 10-Q involving our company, Staffmark
Investment, LLC and affiliates of Staffmark Investment, LLC. Actual events or results may differ materially. These factors may cause our actual results to differ materially from any forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations or to fund strategic acquisitions. None of our market-risk sensitive instruments are held for trading purposes. We do not purchase derivative financial instruments.

                                     PART II

Item 1. Legal Proceedings

        On August 15, 2001, we filed a lawsuit in Delaware Chancery Court (the "Delaware Action") against Staffmark Investment, LLC and a number of its Delaware subsidiaries (collectively, the "LLC"). The LLC is a majority owned subsidiary of Stephens Group, Inc. (the "Stephens Group"), which purchased our company's commercial staffing business on June 28, 2000 (the "Commercial Sale") pursuant to a purchase agreement dated May 16, 2000 (the "Purchase Agreement") involving our company and the Stephens Group. In the Delaware Action, we are requesting the Delaware Chancery Court to interpret the Purchase Agreement and agree with our conclusion that our company has no contractual or other responsibility to the LLC under or in connection with the Purchase Agreement. In the Delaware Action, we also request the court to prohibit and otherwise enjoin any claims by the LLC under or in connection with the Purchase Agreement, which is governed by Delaware law.

        On August 23, 2001, the LLC and the Stephens Group filed a lawsuit in Washington County Circuit Court in Arkansas against our company (the "Arkansas Action"), seeking in excess of $13 million of alleged actual, incidental and consequential damages and not less than $25 million of alleged punitive damages concerning alleged breaches and alleged misrepresentations, respectively, under and in connection with the Purchase Agreement. We believe that the Arkansas Action is without merit and deny all of the allegations involving breach of contract and misrepresentation in the Arkansas Action. Our company will vigorously pursue the Delaware Action and vigorously defend the Arkansas Action. The parties in both the Delaware Action and the Arkansas Action, with the concurrence of both courts, have agreed to a motion and briefing calendar to determine the forum for these litigation matters in the near future.

        We are also a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition of our company. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       (a) Exhibits

 11.1 Statement re: computation of per share earnings, reference is made to Note 6 of the Edgewater Technology, Inc. Consolidated Financial Statements contained in this Form 10-Q.

       (b) Reports on Form 8-K
                  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EDGEWATER TECHNOLOGY, INC.


Date: November 9, 2001                     /s/ CLETE T. BREWER
                                           ------------------------------
                                           Clete T. Brewer
                                           Chairman and Chief Executive Officer

Date: November 9, 2001                     /s/ TERRY C. BELLORA
                                           ------------------------------
                                           Terry C. Bellora
                                           Chief Financial Officer