Form 10-K405
period 2001-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2002-03-27
CIK 1017968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission file number: 0-20971

Edgewater Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 20 Harvard Mill Square Wakefield, Massachusetts (Address of principal executive offices)	71-0788538 (I.R.S. Employer Identification No.) 01880 (Zip Code)

Registrant’s telephone number including area code: (781) 246-3343

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
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the registrant) was approximately $43.3 million as of March 19, 2002.

As of March 19, 2002, the number of shares outstanding of the registrant’s common stock was 11,608,122.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s annual meeting of stockholders to be held on May 22, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements under “Business,” “Properties,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future operating income, future cash flows, potential dividends, potential business combination transactions, the corporate headquarters move, competitive and strategic initiatives, potential stock repurchases, and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” and elsewhere in this 10-K.

The forward-looking statements included in this 10-K relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “decide,” “goal,” “objective,” “quality,” “growth,” “leader,” “expect,” “intend,” “plan,” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “hope,” “offer,” “maximize,” “meet,” “allow,” “strengthen,” “allowed,” “represent,” “commitment,” “lend,” “create,” “implement,” “result,” “seek,” “increase,” “add,” “find,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “strike,” “can,” “will,” “going,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to effect a business combination, execute upon growth objectives, pay a dividend or repurchase shares in the future on terms acceptable to us; (2) changes in industry trends, such as a decline in the demand for Solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) costs or savings from workforce reductions; (4) adverse developments and volatility involving debt, equity, currency or technology market conditions; (5) the occurrence of lawsuits or adverse results in litigation matters, including but not limited to the Staffmark Investment, LLC and the Stephens Group, Inc. litigation; (6) failure to obtain new customers or retain significant existing customers; (7) loss of key executives; (8) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, changes in interest or currently exchange rates; (9) failure of the middle-market and the needs of middle-market enterprises for e-business services to develop as anticipated; (10) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (11) expanding outsourcing services to generate additional revenue; and/or (12) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a deferred tax asset of approximately $22.0 million in this 10-K. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

Edgewater Technology, Inc. (and subsidiaries are collectively referred to in this 10-K as “we”, “us”, “our”, “our company” or “Edgewater”) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services primarily to middle-market companies and divisions of large Global 2000 companies. Our company, formerly known as StaffMark, Inc., was incorporated in 1996. Our primary operating subsidiary is Edgewater Technology (Delaware), Inc., a Delaware Corporation that was incorporated in 1992, acquired by our company in 1999, and is sometimes referred to in this 10-K as “Edgewater Technology.” We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with customers to translate business goals into technology driven strategies. Headquartered in Wakefield, Massachusetts, our company has developed a partnership approach with our customers, targeting strategic, mission-critical applications. As of December 31, 2001 we had 160 strategic technical consulting professionals servicing our customer base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of strategically positioned solutions centers.

Overview of the Edgewater Technology Business

Edgewater Technology offers an end-to-end platform of technology-driven business solutions to help organizations tackle the barriers of technology transition, including:

(1)
Strategy—We advise our customers on how to apply technology to support the achievement of their business goals—whether their goals are reduction in cost, process improvements, customer service improvements or expanding into new markets and product lines. Our strategy services include analyzing the customer’s business goals, business processes and existing technology infrastructure. We typically evaluate both packaged and custom software alternatives to solve their problem and formulate recommendations for a technology solution strategy. We emphasize quantifying the projected business impact of our recommended solutions in financial terms, as a means to ensure that our strategy recommendations drive business value. We provide a tactical road map that our customers can implement immediately, as opposed to the type of high-level consulting advice that requires additional planning prior to being implemented.

(2)
Solutions—We design, build, and deploy large-scale enterprise-wide systems. Edgewater Technology’s solutions services include developing and implementing custom applications as well as ‘‘blend-in’’ packaged applications to create flexible, scalable custom solutions that integrate a customer’s Web presence, customer service and back-office legacy systems into technology-driven applications.

(3)	Support—We provide a spectrum of post-deployment support services, including Internet application outsourcing, site maintenance and 7x24 hour monitoring.

With a ten year history, Edgewater Technology has focused, through our operating company, on five key core values that differentiates it from the competition:

(1)
Delivery Excellence—We have an enviable delivery history that is built upon a proven methodology and processes. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, established implementation and support methodologies and most importantly, effective and continued communication with our clients throughout the entire process.

(2)
Vertical Expertise—We bring vertical industry knowledge together with a broad base of key strategic technologies. Edgewater uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our products and services include: Financial Services (retail banking, insurance, portfolio/asset management); Health care (managed care, life sciences); Retail and Emerging Markets (higher education, transportation), while we also focus on service offerings that cross each vertical such as Customer Service and Supply Chain.

(3)
Technology Excellence—We extend our services through proven key strategic technologies that focus on vertical business practices to build scalable custom solutions providing a solid return on the investment and thereby competitive advantage to our clients. Edgewater Technology’s areas of technical expertise include: Web-based solutions; architectural strategy; Internet/Intranet/Extranet; e-commerce; computer telephony; transaction processing and legacy systems integration.

(4)
Middle-Market Focus—We are well positioned to serve the technology needs of the middle-market through our solutions centers based in second-tier cities in which middle-market enterprises typically reside. The middle-market, defined as companies and/or subsidiaries of large corporations with $50 million to $1 billion in revenue, is a large growing segment of the economy.

(5)
Strong Operational Metrics—Edgewater Technology’s original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consultant resources, and disciplined financial practices resulting in predictable utilization, gross profit and a strong balance sheet.

Customers

The following is a partial list of customers who have engaged our services:

American Express	Marten Transportation

American Student Assistance	Massachusetts Educational Financing Authority (MEFA)

art-exchange.com	Merrill Corporation

BankBoston	Northeastern University

Barnstable Mutual Insurance	Oregon Student Assistance Commission

BlueCross/Blue Shield of Arkansas	Priority Telecom

Circles, Inc.	SunGard Asset Management

Concentra Managed Care	The Synapse Group, Inc.

Cyrk	T. Rowe Price

Fidelity Investments	TJX Corporation

Harvard University	The United States Postal Service

IntelliCare

Marconi Systems

We derive a significant portion of our revenues from large projects with a limited number of customers. In 2001, our five largest customers accounted for 70.7% of our revenues. In 2000, our five largest customers accounted for 72.3% of our revenues. Synapse Group, Inc., an AOL/TimeWarner company, is considered a related party as their President and Chief Executive Officer is also a member of our Board of Directors. Accounts receivable for our significant customers are on customary business terms and all December 31, 2001 balances were collected as of March 1, 2002. For more information with respect to our significant customers, see “Item 8 — Financial Statements and Supplementary Data — Note 18.”

Industry Dynamics

Businesses today are using internal and external facing Internet technologies to enhance operations, reduce costs, increase market competitiveness, improve customer productivity and create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the Internet to increase efficiency in their operations through improved communications, internally, with suppliers and other business partners. In order to capitalize fully on these new opportunities, businesses need Internet-based applications that are integrated with their existing application infrastructure and deliver information far more effectively than static or stand-alone Web pages. IT Services providers such as our company possess the skills and personnel to help businesses capitalize on Internet-based opportunities.

The broad acceptance of the Internet as a delivery mechanism has created numerous opportunities for companies that are seeking growth and are challenged by highly competitive and rapidly changing markets, geographically dispersed operations and demands for increased efficiencies. While Internet consulting services are needed, many companies have moved to developing information technology systems within their own IT departments. We believe the need, however, still exists for Internet consulting companies in the long-term. In fact, Gartner Dataquest believes the worldwide IT services market, which includes five major sectors, will enjoy solid growth through 2005 and will grow from $517 billion in 2000 to $865 billion in 2005, a compound annual growth rate of nearly 11 percent.

Companies that develop customized software applications can help their customers to acquire new customers, conduct electronic commerce and consistently manage customer relationships. These solutions can also dramatically improve a company’s ability to access, analyze and distribute important information to suppliers, business partners, employees and customers. While there are numerous benefits that may be gained by utilizing the Internet, the analysis, design and implementation of an effective software solution requires a range of skills and expertise, which few businesses possess. The successful design of an application requires careful analysis and definition of the strategic implications of the Internet for a business, the creative possibilities for brand, content and user experience and the technology required to support the solution. The rapid development and launch of information technology further requires substantial expertise to develop and integrate new business processes with existing capabilities, to design and execute Internet marketing communications plans and to evaluate, select and implement the appropriate technologies.

It is costly and inefficient for companies seeking to implement their own Software Applications to hire, train and retrain internal professionals. As a result, an increasing number of businesses engage Internet professional service firms to help them design and implement their strategic software applications.

Market Opportunity

The middle-market is a large and growing segment of the economy. The middle-market is currently under-served by providers of much needed technology systems and development, and faces significant challenges in its effort to capitalize on the opportunities that the Internet offers, including:

•	The need to develop a comprehensive strategic understanding of how Internet technologies can enhance the business model;

•	The need to implement and stay abreast of new and rapidly changing technologies, frequently without the benefit of a substantial internal IT staff;

•	Significant integration and interoperability issues caused by the patchwork of legacy systems that businesses often implement without a focused IT strategy;

•
Greater budgetary constraints than large enterprises. The middle-market typically does not have large research and development budgets, which makes it essential that the deployment of new Internet systems directly correlate to key business benefits; and

•	The need to maintain significant technological infrastructure and to support e-business applications 24 hours a day, seven days a week.

Middle-market enterprises need to get to market very quickly and often lack internal IT resources. Accordingly, they increasingly demand a single source provider of strategy, systems integration, hosting and support that is focused on their specific needs. Large traditional IT firms that provide e-business services have primarily focused their service offerings on large enterprises, such as Global 2000 companies, while largely ignoring the middle-market and its unique needs. Many boutique IT service providers that direct their offerings to the middle-market do not offer a comprehensive suite of services. They also frequently lack the financial resources and employees to take on full service projects or to provide follow-up support and training.

We believe that Edgewater Technology is uniquely positioned to serve as an effective single source provider of services to satisfy the needs of the middle-market and that neither traditional IT service providers nor boutique providers currently effectively meet this demand.

Our Competitive Advantages

Full Service Provider.    Our ability to provide consulting services in combination with systems integration and custom application hosting provides Edgewater Technology with a unique competitive advantage. Middle-market enterprises often lack the internal IT resources needed to get to market quickly. Accordingly, they increasingly demand a single source provider of strategy, systems integration, hosting and support that is focused on their specific needs. Edgewater Technology offers the end-to-end services, from consulting and development to implementation and hosting, that customers demand.

Custom Hosting.    Edgewater Technology’s ability to offer custom application hosting enables customers to focus their own resources on other development activities. In addition, it gives customers the time they need to build the knowledge base necessary for running newly established systems.

Regional Solutions Centers.    By strategically placing our regional solutions centers in mid-tier cities, we believe that Edgewater Technology is able to provide high quality systems integration of technology solutions more rapidly and cost-effectively. We are able to hire talented professionals in these regional centers more easily than we could in major market cities, which tend to be more competitive hiring centers.

Strategic Alliances.    As part of our sales and marketing strategy, we have established working relationships with a number of companies, including Microsoft, Document Sciences, IBM, BEA, Symbol, Sun Microsystems, Oracle, American Student Assistance, Data Return, Supply Works, Webridge and Macromedia. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

Human Resources.    As a service provider, Edgewater Technology’s success depends upon our ability to recruit and more importantly retain talented, experienced professionals. Through a combination of professional support, intellectual challenge, and a strong corporate culture, we believe Edgewater Technology attracts and retains a particularly strong group of experienced IT professionals.

Delivery Excellence.    With today’s economy having changed dramatically, customers are focused more than ever on partnering with solutions providers that can consistently deliver results and quantifiable solutions that provide their organization with measurable benefits. Edgewater Technology is one of a few service providers that can boast having a proven record of delivery excellence—which is not only critical to attracting and winning customers but also retaining them. Our strong delivery focus is built upon ten years of proven methodology and processes and by continually focusing on delivering solutions that not only work, but are delivered on time and within budget. Our record of delivery excellence is the result of a well-defined business plan, highly trained professionals, strong technical expertise, established implementation and support methodologies and most importantly, effective and continued communication throughout the entire process. By being 100% committed to successfully delivering the solutions we create for our customers, Edgewater Technology has been able to build long-term relationships of trust with our customers who continue to turn to us for their IT needs.

Business Strategy

Our business strategy is to become a leading provider of both single point and full enterprise scale technology solutions into the middle-market. The middle-market is in need of systems that streamline operations and reduce costs, while providing opportunities to increase revenue and market share. Edgewater Technology implements this business strategy through the key elements described below.

Further penetrate the underserved growing middle-market.    We plan to further penetrate the middle-market by targeting middle-market companies that are located in smaller mid-tier (as opposed to major) metropolitan markets and catering to the relatively limited IT infrastructure middle-market companies (as compared to Global 2000 companies). Smaller mid-tier cities are fertile pastures for high retention and value priced consulting staff not present in the key larger metropolitan cities. Limited IT infrastructure within middle-market companies facilitates Edgewater Technology’s entry into full-service custom application support and hosting offerings.

Provide delivery and operational excellence.    Edgewater Technology’s strategy builds upon years of proven methodology, process, and delivery excellence. This expertise is being extended into the middle-market via a virtual communications web that allows support to any customer project from any and all delivery centers. Edgewater Technology’s virtual delivery capability allows for a free-floating, highly utilized delivery staff focused by vertical industry experts and strategists.

Aggressively promote the Edgewater Technology brand.    The middle-market is a large, fragmented and geographically dispersed market. To leverage our direct selling efforts and reach this market effectively, we believe it is important to build awareness of the Edgewater Technology brand. To promote our brand, we have expanded our corporate marketing efforts, with the specific objective of targeting senior executives of certain customer accounts that influence the organizations decisions to outsource IT projects. Our goal is to create national recognition of the Edgewater Technology brand, along with our service offerings, positioning Edgewater Technology as a leading full service provider of technology solutions that address the specific needs of the middle-market.

Expand strategic alliances.    The strategic partnerships that Edgewater Technology forms with leading and emerging technology companies are integral to the way we build our business. We partner with companies whose skill sets provide maximum synergy with Edgewater’s broad and evolving service offerings. By leveraging our individual and collective strengths through fully integrated partnerships, both organizations can capitalize on key market opportunities. Our partnerships enable us to deliver high-performance business and technology solutions that evolve from strategy development to solution creation and implementation to ongoing support.

Products, Services, Vertical Markets, Methodology and Technical Specialization

The following illustration and narrative provides a brief summary of the products and services, which we offer in our three product and service categories.

Strategy.    We advise our customers on the use of information-based business solutions to reach and support existing and potential customers and markets. The goal of these solutions is typically the achievement of a quantifiable, sustainable competitive advantage within a short time frame. Our strategy services include analyzing the customer’s market, business processes and existing technology infrastructure, evaluating both packaged and custom alternative solutions and formulating recommendations for a solution or strategy. We provide a tactical road map that our customers can implement immediately, as opposed to the type of high-level consulting advice that requires additional strategy planning prior to being implemented.

Solutions.    We specialize in developing and implementing technology-driven business applications for high transaction volume processing activities. We develop custom applications as well as blend-in packaged applications into a custom solution. We design our business applications to be flexible and scalable. Flexibility is critical so that our customers can easily integrate our solutions with their existing systems, upgrade solutions for technological changes and respond to developments in how business is conducted on the Internet. Scalability is also critical to our customers because they often experience significant increases in transaction volume within a short time period. In many cases, we base our development work on strategy and designs that we have developed for the customer in a strategy planning engagement.

Support.    The middle-market customer is asking for much more than strategy and system development. The market is demanding that a service provider offer post-deployment support, maintenance, and 7x24 hour monitoring. Edgewater Technology has successfully met this challenge by providing renewable service contracts for systems that Edgewater Technology has built. Edgewater Technology services these long-term contracts through a lower cost network operating facility in New Hampshire.

Vertical Markets.    Edgewater Technology uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in helping organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies and deliver our products and services include: (1) financial services (including insurance, banking and capital markets); retail (including fulfillment and order management); (3) healthcare (including managed care and life sciences) and (4) emerging markets (including, but not limited to, higher education and agriculture). We also focus on horizontal service offerings, including Customer Service and Supply Chain, which cut across each vertical.

Methodology and Technical Specialization.    The components of our methodology act as building blocks that are used to construct a project life cycle tailored to the needs of the individual customer’s requirements. Key elements of our methodology that enables us to provide solutions are:

•	Strategic IT Assessment and Planning—Working with senior management to identify how IT can be used as a strategic advantage.

•	Development of the Business Case—Identifying key metrics used in establishing the Economic Value Added.

•	Project Planning—Defining detailed plans and identifying standards and constraints.

•	Workflow and Technical Analysis—Reviewing user actions, documentation and data flow.

•	Proof of Concept—Including sessions to determine how the system will ‘‘look and feel.’’

•	Architectural Definition—Specifying technical requirements, data design, and defining acceptance criteria.

•	Drill Down—Confirming ‘‘look and feel’’ and ‘‘high-risk’’ areas of the design.

•	Build & Test—Creating software to meet requirements, quality assurance and integration testing.

•	Deployment—Custom acceptance testing, including training, installation and transition to maintenance.

•	Knowledge Transfer—Training and documentation required for successful rollout and support.

•	Support—Maintaining the system software and hardware if necessary or requested.

Our areas of technical specialization for which we deploy this methodology include: (1) web-based solutions; (2) architecture strategy; (3) Internet/intranet/extranet; (4) e-commerce; (5) computer telephony; (6) transaction processing; and (7) legacy system integration.

Representative Customer Engagements

The following case studies represent a sampling of four of the more than 440 projects that Edgewater Technology, has completed over the last ten years. The case studies highlight in particular Strategy and Solutions services delivered within particular vertical markets we have served.

Financial Services (Insurance) Vertical

The Customer’s Challenge.    A mutual insurance company that provides homeowners, renters and personal liability insurance through a network of independent agents needed to provide additional functionality to its existing extranet while reducing operational costs and creating cross-selling opportunities to expand the organization’s growth.

The Customer's Business Goals and Edgewater Technology's Strategy Response.    During a preliminary strategy session, Edgewater conducted meetings with the company's executive management team and listed key goals for this solution:

•	Reduce costly manual intervention and paper consumption by improving internal operations via the web;

•	Create a more secure environment for distributing sensitive information related to customer policies;

•	Increase the ability to maintain and preserve the existing customer base by improving customer service;

•	Provide the ability to add additional functionality and system enhancements easily and efficiently.

Edgewater Technology’s Solution.    Edgewater Technology worked closely with key personnel within the organization and its Internet Service Provider (ISP) to evaluate the current infrastructure. Next, Edgewater Technology identified the areas where the existing infrastructure needed to be enhanced and began creating a technology-based solution that would enhance the existing infrastructure while positioning the company for future growth opportunities.

Prior to Edgewater Technology’s solution being implemented, the organization had a proprietary extranet, exclusively for the independent agents, that provided agents with limited ability to make general inquiries. Once an inquiry was made it was then routed to a customer service representative at the mutual insurance organization, who responded to the inquiries via the phone or a fax.

Edgewater Technology created a solution that provided additional functionality to the agents’ extranet site. Agents could now self-service their needs by being able to view, print, and email policy information easily and efficiently via the web. Agents no longer required the assistance from the customer service representative for general inquiries which is saving the organization costly “man-hours”. In addition to the ability to view policy information, the solution provided agents the advanced search capability to gather marketing research for cross selling opportunities. Now that agents could review information on-line, this organization was able to reduce operational costs associated with general inquiries which included the “man-hours” to respond to the inquiries and the paper consumption associated with printing and faxing the policy information.

Benefits.    The solution that Edgewater Technology implemented provided various benefits. After the system was implemented, the enhanced functionality of the extranet enabled agents to better service not only their specific needs but to also provide their customers timely and accurate information while reducing operational costs. Specific benefits included:

•
The ability for agents to self-service their needs—Prior to Edgewater Technology’s solution, agents were not able to access policy information easily and efficiently. They would need to send an inquiry to the customer service representative who would then research the inquiry and follow-up via phone or fax. With Edgewater Technology’s solution, agents can now view all pertinent policy information 24/7 via the web and also have access to claim and endorsement information with a simple click of an embedded hyperlink.

•	Providing enhanced customer service—With easy access via the web to customer data, agents can respond to customers inquiries easily and efficiently.

•
Reducing operational costs—Edgewater Technology’s solution enabled the mutual insurance organization to eliminate costly “man-hours” associated with responding to inquiries and reduce the costly paper consumption that was being generated on a daily basis.

•
Creating a secure, flexible platform for growth—With Edgewater Technology’s solution, this organization has a secure environment for the distribution of client policy information with the ability to continually improve the infrastructure with additional functionality in the future.

Healthcare Vertical

The Customer’s Challenges.    A large health insurer, that is licensed to offer health plans to all counties within its respective state, wanted to unite customer service practices through three business units while reducing costs. As with many large organizations, this client had invested heavily in mainframe legacy systems to store volumes of customer information. While this type of system is extremely efficient in handling transactions, the company’s continued growth highlighted the user interface limitations of the legacy system and its impact on customer service.

The Customer’s Business Goals and Edgewater Technology’s Strategy and Solution Response.    With clearly defined goals in mind, the client partnered with Edgewater Technology to map a plan for how this organization would unite all of these systems for the ultimate goals of improving customer service levels and overall calls center efficiency. The plan needed to take into account that this organization had a significant investment in their mainframe databases and a highly trained staff that needed to be leverage within any new environment. Edgewater’s extensive experience in bridging the gap between mainframe systems and more flexible Internet and intranet-based solutions played a critical role in the development of the new system.

Edgewater Technology conducted several strategy sessions with the executive members of the business units for the organization which resulted in a state-of-the art Internet/intranet based inquiry tracking system and customer service workstation. This system is able to deliver up-to-date health insurance information across this company’s customer base, individual policyholders, group health administrators and health insurance providers. Also, this system provides valuable workflow tracking that identifies, tracks, and resolves customer service issues. This feature gives the company tangible results on how it is resolving customer issues, and the paths representatives take to reach successful conclusions.

The risk of errors is almost eliminated with this new system. Based on browser technology, customer service representatives now search for the customer one time, then they can click on hyperlinks to view the benefit information, claim details, or other inquiries. When customer service representatives need to route an inquiry to another department, all pertinent information is linked with the inquiry automatically. This information “attachment” dramatically decreases the occurrence of errors and shortens the time required for re-keying customer data.

This system also decreases call time, while increasing customer satisfaction. By giving customer service representatives fast and consistent customer information, they are able to respond to customer needs quickly and thoroughly. The consistency is available through use of a data warehouse populated by the company’s Information Systems group and replicated from different systems on a periodic basis. This reduction in call time also allows the customer service center to increase the amount of calls they are able to handle in a given day.

The user interface now displays customer data in fully-decoded values instead of using the abbreviated codes displayed on the legacy system. Customer service representatives no longer have to look up and decode the data; they are able to read directly from their desktop, which also contributes to shorter call times and an overall increase in efficiency.

Finally, common screens for each of the three business units were created providing a cross-business training benefit to the organization. This intentional commonality materially decreases customer service representative training time and costs, which allows this company to spend its resources growing its business and serving its members.

Benefits.    Edgewater Technology’s solution, an Internet/intranet based inquiry tracking system and customer service workstation, has enabled this client to:

•	Reduce training time and costs for customer service representatives by having one common user interface.

•	Elevate customer satisfaction levels through the delivery of faster, more consistent customer service.

•	Increase accuracy by reducing the number of areas into which representatives must manually input information.

•	Improve inquiry response accuracy by having fully decoded values immediately available on the screen.

•	Provides inquiry tracking and routing to log, route and report on calls, increasing accountability.

Retail Vertical

The Customer’s Challenges.    A renowned international retailer, which operates six divisions within the United States, Canada and Europe, wanted to improve and streamline purchase order processes while setting a precedent for future information technology efforts.

The Customer’s Business Goals and Edgewater Technology’s Strategy and Solution Response.    During a period of rapid growth in the off-price retail market, this organization took a leadership position in the retail industry by expanding into new geographical locations with additional store openings across all divisions. Though this expansion did not compromise its ability to continually offer new merchandise and product lines to its consumers, it became apparent that the existing IT infrastructure and mainframe technologies needed dramatic improvement in order to streamline operations and lower costs. One particular area identified for improvement was the area of purchase orders;

The Retailer’s goal was to integrate disparate components into a single platform that would support refined workflow and business processes. The retailer had set clear objectives with the ability to:

•	Introduce a new technical design which was scalable, flexible and would enable the organization to expand and diversify its internal applications;

•	Build an infrastructure and foundation for migrating to a new application architecture that would support the integration of legacy systems;

•	Define a technology platform for future enhancements, address security issues, improve business processes, implement workflow management and messaging/middleware services;

•	Provide a single purchase order entry application that would support a ‘heads down data entry’ group which was browser-based and could be used by various divisions;

•	Provide a purchase order entry application that could easily be transformed or support newly acquired lines of business without the requirement of rebuilding the existing application;

•	Reduce costs and saved time.

Collaborating closely with operational and technical personnel from specific areas of the retailer’s organization, Edgewater Technology accumulated the business and technical requirements necessary to meet the retailer’s goals and vision. An analysis was conducted to determine what information was required, how it should be communicated and how to introduce new technology as part of re-engineering the purchase order entry process. From this analysis, Edgewater Technology was able to identify where workflow improvements could be made and then provided a solution that involved redesigning the current architecture allowing for workflow flexibility and adaptability while carefully integrating functionality with their existing legacy systems.

With the high-level architecture completed and documented, the organization requested the designs be taken one step further. The organization selected technology, based on Java (J2EE), for the deployment of their new purchase order system, and a rapid application development tool (utilizing proprietary rules based processing engine) for building application logic. Based on this,

Edgewater Technology prepared a detailed technical specification tailored to their technology selections and developed several components in Java which would manage interaction with legacy systems.

Based on Edgewater Technology’s expertise, this organization has the tools and know-how to create a system that will improve the way it does business. The Java (J2EE) based platform introduced by Edgewater Technology will be the first of its kind within this organization and will position it for future growth and competitive advantage. Edgewater Technology’s comprehensive project plan will set the precedent for future information technology efforts as the organization continues to update their enterprise architecture.

Emerging Markets (Transportation and Logistics) Vertical

The Customer’s Challenges.    Edgewater Technology partnered with a large governmental logistics group (the ‘‘Logistics Group’’) that processes more than 77 billion packages annually. During the holiday season, package volume and the accompanying infrastructure increase dramatically. Typically in December, the Logistics Group uses a dedicated fleet of over 100 planes to move more than two million pounds of priority packages per day. The dedicated flight operations during this period cost approximately $100 million dollars. In total, the Logistics Group spends approximately $1 billion annually to move packages on its dedicated commercial air network.

The Customer’s Business Goals and Edgewater Technology’s Strategy Response and the Solution.    The Logistics Group needed a system to maintain a high standard of quality while at the same time meeting goals to:

•	Reduce Operating Costs. The Logistics Group wanted a system to track package movement more accurately and provide flexibility in planning and adjusting routes.

•
Improve Efficiency and Customer Satisfaction.    The Logistics Group needed a system that could provide advance information to enhance the efficiency of their operations in the case of poor weather and other adverse conditions.

Edgewater Technology developed and implemented a real time logistics management system (the ‘‘Real Time Logistics Management System’’) to monitor utilization of the Logistic Group’s dedicated air transportation network during the high-volume holiday season. The system was later enhanced to provide support for year-round operations. By combining legacy system data, EDI inputs and FAA data feeds into a single system, Edgewater Technology developed their system for the Logistics Group. Our consultants provided the Logistics Group with operational insights that had not previously been available, creating benefits that are described below. The Real Time Logistics Management System provides users with alerts about flight status, packages that are behind schedule and over-assigned packages, as well as detailed information and tools to help resolve such problems. The browser-based Real Time Logistics Management System architecture provides a straightforward and cost-effective approach to software distribution to the distributed field sites.

Benefits.    The Real Time Logistics Management System resulted in numerous benefits to the Logistics Group, primarily in reduced costs and enhanced productivity.

•
Reduced Operational Costs—Use of the Real Time Logistics Management System allowed the Logistics Group to monitor contractors’ on-time performance and to dramatically cut costs, resulting in a savings of over $8 million dollars in the first year of operations. The Logistics Group was also able to more efficiently track containers, significantly reducing costly container loss.

•
Enhanced Operational Efficiency and Customer Satisfaction—The Real Time Logistics Management System provided, for the first time, real-time centralized information to Logistics Group headquarters and to airport hub managers so that they could effectively coordinate packages and aircraft movements across the entire network. The system provided efficient, real-time management of package volume and shipments, which helped to significantly reduce gridlock at key airline hubs, facilitate management of up-to-the minute data and enable the Logistics Group to meet corporate product delivery standards. By improving the management of the air transportation network, the system improved on-time delivery to the Logistics Group’s customer base.

Professional Recruitment, Retention and Development

Our success depends in part upon our ability to recruit and retain professionals with the high level of IT skills and experience needed to provide our sophisticated services. We believe that the combination of professional support, intellectual challenge, corporate culture and compensation we offer will continue to be attractive to these IT professionals.

Recruiting.    Our recruitment department conducts its own direct recruiting efforts and coordinates informal and search firm referrals. We believe that our business model, which results in reduced travel, interesting work, greater opportunities for professional development and a dynamic corporate culture, enhances our ability to attract top professionals.

Professional Development.    We believe that providing our professionals with a wide variety of challenging projects and the opportunity to demonstrate ability and achieve professional advancement are keys to their retention. We create a professional development plan for each of our IT professionals that identify the individual’s training and education objectives. We also believe that the working relationships foster valuable formal and informal mentoring and knowledge sharing.

Culture.    Our culture is critically important to hiring and retaining IT professionals. Our compensation plan ties a significant portion of compensation to the achievement of individual performance goals, team goals and company financial performance goals. We grant stock options to our employees upon hiring and in periodic performance reviews.

Employees.    As of December 31, 2001 Edgewater Technology employed approximately 200 employees, of which 160 were billable. Currently we provide our services via approximately 162 employees, of which approximately 127 are billable consultants working from our solutions centers. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

Marketing, Sales and Strategic Alliances

Marketing.    The primary goal of all of our marketing efforts is to generate sales opportunities by increasing awareness among the middle-market of Edgewater Technology’s value proposition and the Edgewater Technology brand. In 2002, our marketing efforts will be aligned with our vertical go-to-market strategy. We have identified three specific vertical industries: financial services, health care and retail while supplying our services to various emerging vertical markets such as transportation and logistics. In addition, we have two horizontal practices that service each of the verticals: customer service and supply chain. Each vertical has identified specific target markets around which we will drive our activities. For example, Healthcare has identified two markets: managed care and pharmaceuticals/biotech and Financial Services has identified four markets: insurance, loan processing, banking and brokerage. To focus our marketing efforts and to increase the efficiency of our marketing expenditures, we will target specific areas of content each quarter for each of our vertical focus areas. Marketing has built campaigns around each content area, which includes: marketing collateral, Webinars, sell sheets, speaking engagements, direct mail and public relations activities.

Sales.    Our direct sales professionals work closely with our vertical and horizontal practice managers to identify potential opportunities with each project. Using a consultative selling methodology, target prospects are researched and a pursuit plan is developed for each key target. When contact with a target is established, the sales team usually includes a business development manager, a practice representative and a technology consultant. This team approach to selling allows Edgewater Technology to demonstrate from the initial contract point its expertise in both the specific industry as well as technology. Once the customer has engaged Edgewater Technology, our sales professionals maintain their relationships with the customer by working collaboratively with our service professionals who are assigned to the customer.

Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including Microsoft, Document Sciences, IBM, BEA, Symbol, Sun Microsystems, Oracle, American Student Assistance, Data Return, Supply Works, Webridge and Macromedia. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

Competition

Our service offerings consist of strategy consulting, systems development and application hosting/support. We face a high level of competition in all of these service offerings. Our competitors include consulting companies, systems integration firms, application development services firms, application hosting firms and web hosting firms. Barriers to entry in the strategy consulting and systems integration markets are low. Therefore, we expect additional competitors to enter these markets.

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

Systems Development.    In the systems integration market, we believe that the principal competitive factors are the ability to implement high quality solutions rapidly and cost-effectively in terms of both implementation and ongoing costs. Through the use of our regional solution centers, we believe that we are able to provide high quality systems integration of information-based business solutions on a rapid, cost-effective basis.

Custom Hosting.    We believe our ability to offer custom application hosting is a distinct competitive advantage. Our customer can take adequate time to gain the knowledge to run the system or concentrate its resources on other development activities.

Intellectual Property

We consider our intellectual property to be a principal asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks, and continue to seek registration of other service marks, for ‘‘Edgewater and Edgewater Technology.’’ We believe we have all rights to trademarks and trade names necessary for the conduct of our business.

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater Technology. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used with our company and in customer engagements.

Review of Staffing Related Strategic Alternatives Transactions

Prior to 2001, we were primarily engaged in staffing related businesses and our Edgewater Technology strategic consulting business represented a relatively small component of our overall operations. During the first quarter of 1999, market values for publicly traded staffing companies began to decline. At that time, we were engaged in the temporary and permanent placement and staffing services businesses, including light industrial and commercial staffing, finance and accounting staffing and placement, traditional information technology (“IT”) staffing and solutions services (excluding IT Solutions project work), legal staffing and placement services and clinical trials staffing and services. For many staffing companies, this downward trend subsequently continued or deteriorated further and was compounded by a Year 2000-related slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for publicly traded entities such as our company formerly known as Staffmark, Inc.

In response to these developments we began to explore, during the second half of 1999, strategic alternatives for each of our business platforms in an effort to maximize stockholder value. After evaluating our traditional staffing businesses, our IT Solutions business and our debt levels, management and the Board of Directors chose to take decisive action. We underwent a comprehensive program to refocus future growth initiatives on our Edgewater Technology business and we effected the following divestures of each of our non-Solution businesses.

Our staffing related dispositions included the following transactions:

•
On June 28, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name “StaffMark” as that was the name used by the Commercial segment. As a result of the transaction, we changed our name from “StaffMark, Inc.” to “Edgewater Technology, Inc.” and our stock symbol from “STAF” to “EDGW.”

•
On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters plc (“Robert Walters”) through an initial public offering (“IPO”) on the London Stock Exchange. Robert Walters had previously been the finance and accounting placement and staffing consultancy platform within our Professional/IT segment. Our two subsidiaries sold 67.2 million ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10,400,000 ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses.

•
During the second quarter of 2000, in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, we recorded a $150 million non-cash charge for the write-down of the goodwill in our IntelliMark and Strategic Legal Resources divisions to estimated realizable values. This write-down was largely due to a decline in the revenues, gross profit and cash flow of these divisions and the overall decrease in market values within these industries. Accordingly, the carrying values of these assets were written down to management’s estimates of fair value, which were based on market comparables for companies operating in similar industries.

•
On September 22, 2000, we sold all of the outstanding stock of Strategic Legal Resources, Inc. (“Strategic Legal”), the legal staffing division within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.3 million, of which $4.3 million was represented by a promissory note that was collected in January 2001.

•
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

•
On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing working capital adjustments (the “Transaction”). As the closing of the Transaction was conditioned upon our receipt of stockholder approval and the satisfaction of other customary conditions to closing, we held a Special Stockholders’ Meeting on March 14, 2001, where our stockholders approved the Transaction. We consummated the Transaction and received proceeds on March 16, 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. with respect to the post-closing working capital purchase price adjustment. In accordance with Emerging Issues Task Force No. 95-18, we have reported ClinForce’s operating results in discontinued operations for the periods presented. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

•
On December 21, 2000, we commenced an issuer tender offer (the “Tender Offer”), which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at $8.00 per share (the “Tender Offer Price”) for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

As a result of the completion of the non-solutions strategic alternative transactions described above, the operating results for the Commercial segment, Robert Walters, Strategic Legal, IntelliMark and ClinForce for 1999 and 2000 have been included in discontinued operations in the accompanying consolidated financial statements. During 2001, our corporate headquarters transition costs are reflected as discontinued operations.

For the year ended December 31, 2001, our revenues and operating loss from continuing operations were $26.6 million and $5.2 million, respectively, compared to revenues and operating loss of $31.8 million and $3.5 million, respectively, for the year ended December 31, 2000.

Potential Future Strategies, Transactions and Changes

In July 2000, we engaged Banc of America Securities to assist the Board of Directors in determining our appropriate capital structure following the divestitures of our non-Solutions businesses and to advise us on our positioning relative to our peer group. After consultation with our financial advisor, we concluded that it will be critical to our ability to create long term stockholder value to pursue internal growth initiatives and appropriate business combination alternatives to achieve revenue and profitable growth. From time to time, we have engaged and we may continue to engage in preliminary discussions with various persons concerning a potential business combination transaction.

We believe that our current cash reserves and our anticipated cash flow from our Edgewater Technology operations will be, taken together, adequate for our working capital needs for at least the next 12 months. However, our actual experience may differ significantly from our expectation, particularly if we pursue growth business combination transactions, which we presently believe will be advantageous to building long-term stockholder value, or we pursue further repurchase or dividend strategies, as described below. In addition, other future events may adversely or materially affect our business, expenses or prospects and could affect our available cash or the availability or cost of external financial resources.

We may, in the future continue to purchase common stock in the open market, in private transactions or otherwise, pursuant to our previously extended repurchase program or subject to the approval of the Board of Directors. We may elect, in the alternative, or in addition to repurchases, to return value to our stockholders through a tender offer or the declaration of a special dividend, if such dividend is prudent relative to existing cash balances and growth objectives. Any future purchases or dividends by us will depend on many factors, including:

•	The market price of our common stock at that time;

•	Our business strategy;

•	Our business and financial position; and

•	General economic and market conditions.

Extraordinary Item—Wakefield Tragedy

On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven of our employees were murdered. As a result of this tragedy, our Wakefield office was closed during the last week of December 2000. While we were able to maintain service to our customers during this time, our revenues were lower than we previously anticipated for the fourth quarter of 2000 and during the first quarter of 2001 due to temporary office closures. The trial date had been set for April, 2002 and we anticipate further distractions as a result. Edgewater Technology, in remembrance of its lost employees, established a memorial fund to benefit the families of the victims. Donations can be sent to the ‘‘Edgewater-Wakefield Memorial Foundation, Inc.,’’ P.O. Box 2133, Wakefield, Massachusetts 01880-6133. The taxpayer identification number for this nonprofit corporation is 04-3542486.

Factors Affecting Finances, Business Prospects and Stock Volatility

Since the divestitures of our non-solutions businesses, it is likely that the future value of our stock will continue to be highly uncertain and neither historical trading prices nor the Tender Offer price may be indicative of future trading values of our stock.    We acquired the Edgewater Technology Solutions business effective April 1, 1999 and, until September 30, 2000, its results were reported on a consolidated basis along with the results of our former staffing and professional services and placement businesses that were the subject of sales transactions over the last ten months. Our Solutions business is subject to different risks and uncertainties compared to those of our former staffing businesses. There can be no assurance that the Solutions business will be valued as a stand-alone public company in a manner similar to the way our company was valued prior to the staffing business divestiture transactions. Therefore, neither the Tender Offer Price nor historical trading prices should be considered as a reliable measure by which to anticipate future valuations of our common stock. Since the Tender Offer, we have substantially fewer outstanding shares of common stock that may be traded in the market, which may reduce liquidity and our overall market capitalization. This reduction in liquidity and market capitalization could have a material adverse effect on trading prices for our common stock.

The Stephens Group, Inc. and Staffmark Investment, LLC Counterclaim could have a material adverse effect on our results, liquidity, business operations, and/or our stock price.    If Stephens Group, Inc. and/or Staffmark Investment, LLC were to succeed on all or a part of the Counterclaim (as defined in the “Legal Proceedings” section), and recover all or a significant portion of the alleged damages, then this could materially adversely affect our operating results, significantly impair our company’s short-term and long-term liquidity position and could affect the day-to-day operations of our business. All or some of the foregoing results could materially adversely effect our stock price.

Our comparable publicly traded Solutions peers have experienced extreme volatility in trading prices over the last two-and-one-half years and the value of our common stock could become highly volatile.    Between April 1, 1999, the effective date of our acquisition of the Solutions business, and May of 2000, many of the current publicly traded competitors of our Solutions business completed initial and secondary public offerings and experienced significant, in many cases several hundred percent, appreciation in their common stock trading values relative to their IPO prices. Since May of 2000, these same companies have experienced significant, in many cases 70% to 90% or more, declines in trading values. As a result, trading prices for Solutions stocks have been and may continue to be highly volatile, and it is possible that our common stock price, whether due to market events affecting the Solutions sector or operating results or other factors affecting us specifically, could trade with great volatility and at values substantially higher or substantially lower than the Tender Offer Price. Such volatility and potential positive or negative variances from the Tender Offer Price could be compounded by our: (i) growth initiatives, the result of which could be largely affected depending upon whether those initiatives are primarily executed through internal growth, on the one hand, or through business combination transactions with third parties, on the other hand; or (ii) failure to execute targeted growth initiatives.

Volatility of our stock price could result in expensive class action litigation.    If our common stock suffers from volatility like the securities of other technology and Solutions companies, we could be subject to securities class action litigation similar to that which has been brought against other companies following periods of volatility in the market price of their common stock. The process of defending against these types of claims, regardless of their merit, is costly and often creates a considerable distraction to senior management. Any future litigation could result in substantial additional costs and could divert our resources and senior management’s attention. This could harm our productivity and profitability and potentially adversely affect our stock price.

Our success depends on a limited number of significant customers, and our revenues could be negatively affected by the loss of a major customer or significant project.    We generate much of our revenues from a limited number of customers. As a result, if we lose a major customer or large project, our revenues could be materially and adversely affected. In 2001, for example, our five largest customers accounted for 70.7% of our net revenues. In 2000, our five largest customers accounted for approximately 72.3% of our total revenues. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive revenues from a major customer that constitutes a large portion of a particular quarter’s total revenues. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, our results of operations and financial condition could be materially and adversely affected. In addition, we expect the size of our contracts with significant customers to grow, resulting in a continued dependence on significant customers. Further, if we fail to collect a large account receivable, we could be subjected to significant financial exposure.

Our lack of long-term customer contracts reduces the predictability of our revenues because these contracts may be canceled on short notice and without penalty.    Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is completed. If a significant customer, or a number of customers, terminate, significantly reduce or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, you should not predict or anticipate our future revenues based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify or cancel a project, we would be required to shift our consultants to other projects to minimize the adverse impact on our operating results. We cannot assure you that we will be successful in efficiently shifting our consultants to new projects in the event of project terminations.

We may have lower margins, or lose money, on fixed-price contracts.    As part of our strategy, we intend to continue to grow our Solutions business with both time-and-materials contracts and fixed-price contracts. However, we anticipate, given present customer demand trends, that our customers will increasingly demand fixed-price contracts. In 2001, fixed-price contracts represented approximately 12% of our revenues. We assume greater financial risk on fixed-price contracts than on time-and-materials engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to estimate accurately the resources and time required for an engagement, to manage customer expectations effectively or to complete fixed-price engagements within our budget, on time and to our customers’ satisfaction, we would be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

Because we rely on highly trained and experienced personnel to design and build complex systems for our customers, an inability to attract and retain qualified employees would impair our ability to provide our services to existing and new customers.    Our future success depends in large part on our ability to attract and retain highly trained and experienced software engineers as well as recruiters, other technical personnel and sales and marketing professionals of various experience levels. If we fail to attract and retain these personnel, we may be unable to complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software engineers is critical to our business and growth strategy, maintaining our current level of software engineer experience may also be particularly difficult. Skilled software engineers historically have been in short supply. As a result, competition for these people is intense, and the industry attrition rate for them is high. Additionally, we plan to open new offices in a select number of geographic markets to attract and retain new employees. Our failure to open new offices or to open them in areas, which experienced software engineers, would find attractive could limit our ability to attract and retain qualified personnel. Moreover, even if we are able to grow and expand our employee base, the resources required to attract and retain these employees may adversely affect our operating margins.

We depend on our key personnel, and the loss of their services may adversely affect our business.    We believe that our success depends on the continued employment of the senior management team and other key personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining customer engagements. If one or more members of the senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel join a competitor or form a competing company, some of our customers might choose to use the services of that competitor or those of a new company instead of our own. Furthermore, other companies seeking to develop in-house business capabilities may hire away some of our key personnel.

Competition in the IT Services market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective customers’ internal IT departments.    While the market for Solutions professional services is relatively new, it is already highly competitive. In many cases we compete with the in-house technical staff of our prospective customers. In addition, the market is characterized by an increasing number of entrants that have introduced or developed services similar to those offered by us. We believe that competition will intensify and increase in the future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business. We compete on the basis of a number of factors, many of which are beyond our control. Existing or future competitors may develop or offer Internet professional services that provide significant technological, creative, performance, price or other advantages over the services we offer.

We currently compete for customer assignments and experienced personnel principally with the following:

•	Internet service firms: Diamond Technology Partners, Proxicom, Razorfish, Scient and Viant.

•	Systems integrators: Accenture, Sapient, Cap Gemini, EDS and IBM Global Services.

•	Management consulting firms: Bain, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey.

•	Computer hardware and service vendors: Compaq, Hewlett-Packard and IBM.

Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the Solutions market. Therefore, we must rely on the skill of our personnel and the quality of our customer service. The costs to develop and provide Solutions services are low. We expect that we will continue to face additional competition from new entrants into the market in the future, and we are subject to the risk that our employees may leave us and may start competing businesses. Any one or more of these factors could hurt our business.

Our future Solutions business success will depend on the development of the IT Services market, which remains uncertain.    Our future success will depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by businesses and consumers. Rapid growth in the use of the Internet and commercial online services is a recent phenomenon. Demand for services and products over the Internet and online services is subject to a high level of uncertainty. The continued development of the Internet and eBusiness as a viable commercial marketplace is subject to a number of factors, including the following:

•	The lack of success, or business failures experienced, with emerging or developing Internet-based businesses or distribution methodologies;

•	Insufficient availability of telecommunications services providing sufficiently fast response times; and

•	Adverse publicity and consumer concern about the security of internet based transactions.

During the last six months, Internet service providers have experienced decreased demand from established concerns that have reduced or in certain cases eliminated information technology spending. We cannot assure you that this trend will not continue and deteriorate or that such events or developments will not have an adverse effect our business.

Breaches of security and computer viruses on the Internet may adversely affect our business by slowing the growth of eBusiness.    The need to securely transmit confidential information, such as credit card and other personal information, over the Internet has been a significant barrier to Internet commerce and Internet communications. Any well-publicized compromise of security could deter consumers and businesses from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Furthermore, computer viruses that spread over the Internet could disable or damage the systems we develop for our customers. Decreased Internet traffic or sales as a result of general security concerns or viruses could cause companies to reduce their amount of technology spending, which could hurt our results of operations.

If we fail to satisfy our customers’ expectations, our existing and continuing business could be adversely affected.    Our sales and marketing strategy emphasizes our belief that we have highly referenceable accounts. Therefore, if we fail to satisfy the expectations of our customers, we could damage our reputation and our ability to retain existing customers and attract new customers. In addition, if we fail to perform our engagements, we could be liable to our customers for breach of contract. Although most of our contracts limit the amount of any damages to the fees we received, we could still incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, our business results could suffer.

We may not be able to successfully manage our business growth, which could adversely affect our business.    Our company has grown and expects to continue to grow, both by hiring new employees for, and serving new industry and geographic markets with, our Solutions business. Growth efforts through potential business combination transactions may also be pursued in the future.

Our personnel, systems, procedures and controls may be inadequate to support our future operations.    In order to accommodate the increased number of projects, customers and the increased size of our operations, we will need to hire, train and retain appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We currently plan to redesign several internal systems. We may encounter difficulties in developing and implementing these new systems.

Future business combination transactions or joint ventures could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.    We anticipate that a portion of any future growth may be accomplished through one or more business combination transactions or joint ventures. The success of any such transactions or joint ventures will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. We cannot assure you that we will be able to identify suitable opportunities, obtain any necessary financing or utilize our equity securities as acquisition currency on acceptable terms to complete any such business combination transaction or joint ventures or successfully integrate acquired personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any such transactions or joint ventures would involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management’s attention from operating activities.

We may not be able to protect our intellectual property rights, which could adversely affect our business.    Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We do not have any patents or patent applications pending. Existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all. If we are unsuccessful in any future intellectual property litigation we may be forced to do one or more of the following:

•	Cease selling or using technology or services that incorporate the challenged intellectual property;

•	Obtain a license, which may not be available on reasonable terms or at all, to use the relevant technology;

•	Configure services to avoid infringement; and

•	Refund license fees or other payments that we have previously received.

Generally, we develop software applications for specific customer engagements. Issues relating to ownership of and rights to use software applications and frameworks can be complicated. Also, we may have to pay economic damages in these disputes, which could adversely affect our results of operations and financial condition.

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

Factors that may cause our quarterly results to fluctuate in the future include the following:

•	Variability in market demand for IT consulting services;

•	Length of the sales cycle associated with our service offerings;

•	Unanticipated variations in the size, budget, number or progress toward completion of our engagements;

•
Unanticipated variations in the selling, general and administrative expenses, including fluctuations brought about by the relative novelty of operating Edgewater Technology as a stand-alone public company;

•
Unanticipated termination of a major engagement, a customer’s decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major customer engagements;

•	Efficiency with which we utilize our employees, or utilization, including our ability to transition employees from completed engagements to new engagements;

•	Our ability to manage our operating costs, a large portion of which are fixed in advance of any particular quarter;

•
Adverse developments affecting our business or results that could arise out of the tragedy that occurred on December 26, 2000 at our Wakefield, Massachusetts office, where seven of our employees were murdered;

•	Changes in pricing policies by us or our competitors;

•	Seasonality and cyclicality, including the effects of lower utilization rates during periods with disproportionately high holiday and vacation usage experience;

•	Timing and cost of new office expansions;

•	The timing of customer year-end periods and the impact of spending relative to such year-end periods;

•	Our ability to manage future growth; and

•	Costs of attracting, retaining and training skilled personnel.

Some of these factors are within our control while others are outside of our control.

A Sizable Portion of Our Assets are Intangible.    On December 31, 2001, approximately $54.3 million, or 47% of our total assets were intangible assets. These intangible assets represent amounts attributable to goodwill recorded in connection with our acquisition of the Edgewater Technology Solutions business effective April 1, 1999 and our deferred tax asset related to operating loss carry-forwards. Any impairment in the value of such assets could have a material adverse effect on our financial condition and/or results of operations.

Anti-Takeover Provisions in Our Charter Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company.    Our Board of Directors can issue preferred stock in one or more series without stockholder action. The existence of this “blank-check” preferred stock provision could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Certain provisions of the Delaware General Corporation Law may also discourage someone from acquiring or merging with us.

ITEM 2.    PROPERTIES

We lease 30,904 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880. The lease for our corporate headquarters expires June 30, 2005. We also have office locations in New Hampshire, North Carolina, Arkansas, and Minnesota. Our corporate offices and solution center offices are all leased properties. We do not own any real estate. During 2001, we relocated our principle corporate offices from 302 East Millsap Road, Fayetteville, Arkansas 72703 to the Wakefield address listed above. The Fayetteville, Arkansas office, a portion of which houses our Northwest Arkansas office, is a leased property, of which we are currently trying to sublet the remaining portion. This Arkansas lease expires on June 30, 2009.

ITEM 3.    LEGAL PROCEEDINGS

On August 15, 2001, we filed a lawsuit in Delaware Chancery Court (the “Delaware Action”) against Staffmark Investment, LLC and a number of its Delaware subsidiaries (collectively, the “LLC”). The LLC is a majority owned subsidiary of Stephens Group, Inc. (the “Stephens Group”), which purchased our company’s commercial staffing business on June 28, 2000 (the “Commercial Sale”) pursuant to a purchase agreement dated May 16, 2000 (the “Purchase Agreement”) involving our company and the Stephens Group. In the Delaware Action, we requested the Delaware Chancery Court to interpret the Purchase Agreement and agree with our conclusion that our company has no contractual or other responsibility to the LLC under or in connection with the Purchase Agreement. In the Delaware Action, we also requested the court to prohibit and otherwise enjoin any claims by the LLC under or in connection with the Purchase Agreement, which is governed by Delaware law. On January 10, 2002, the Delaware Chancery Court transferred the Delaware Action to Delaware Superior Court, which is a court that adjudicates legal claims, as opposed to equitable claims.

On August 23, 2001, the LLC and the Stephens Group filed a lawsuit in Washington County Circuit Court in Arkansas against our company (the “Arkansas Action”), seeking in excess of $13 million of alleged actual, incidental and consequential damages and not less than $25 million in punitive damages concerning alleged breaches and alleged misrepresentations, respectively, under and in connection with the Purchase Agreement. On December 21, 2001, the Judge in the Washington County Circuit Court in Arkansas granted our motion to stay the Arkansas Action in favor of the Delaware Action. On March 8, 2002, the Stephens Group and the LLC dismissed the Arkansas Action and on the same day filed an answer to the Delaware Action and a counterclaim in Delaware Superior Court against our company alleging misrepresentations and breaches under and in connection with the Purchase Agreement and requesting damages in an amount to be proved at the trial (the “Counterclaim”). We believe that the Counterclaim is without merit and we will vigorously pursue the Delaware Action, while vigorously defending against the Counterclaim. Discovery is in process with respect to the Delaware Action and the Counterclaim. A trial date of November 18, 2002 has been set for the Delaware Action and the Counterclaim.

We are also a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition of our company. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Price Information

Our common stock, which has a par value of $.01 per share, trades on the Nasdaq National Market under the symbol “EDGW.” On March 19, 2002, there were 2,661 holders of record of our common stock and 11,608,122 million shares of our common stock outstanding. The following table sets forth the range of high and low trading prices for our common stock as reported by the Nasdaq National Market for each quarter in 2000 and 2001 and the first quarter of 2002 through March 19, 2002.

	High	Low
FISCAL 2000
First Quarter	$12.063	$7.125
Second Quarter	8.562	4.437
Third Quarter	7.968	4.687
Fourth Quarter	7.000	4.562

FISCAL 2001
First Quarter	$ 6.93	$ 3.93
Second Quarter	5.48	3.50
Third Quarter	3.60	2.90
Fourth Quarter	4.05	3.05

FISCAL 2002
First Quarter	$4.45	$3.49
(through March 19, 2002)

Other Stockholder Matters

We have not paid dividends in the past and intend to retain earnings to finance the expansion and operations of our business. Subject to the items discussed in “Item I—Business, Potential Future Strategies, Transactions and Changes,” we do not anticipate paying any cash dividends with regard to cash generated through our normal operations in the foreseeable future. The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of acquisitions, performance by our competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many staffing and professional service companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

On October 8, 1998, we announced that our Board of Directors had authorized the repurchase of up to $10 million of our common stock on the open market from time to time to fund employee benefit programs like our employee stock purchase program and private acquisitions. Consistent with this announcement, we repurchased 0.3 million shares of our common stock for an aggregate purchase price of approximately $3.2 million during the fourth quarter of 1998 and during 1999.

On July 20, 2000, our Board of Directors terminated the prior stock repurchase program and authorized the repurchase up to $30 million of our common stock over the course of the next twelve months, which was extended by our Board of Directors for another twelve months in August 2001 for up to $20 million of our common stock The repurchase program may be shortened or extended by the Board of Directors. Under this program, the repurchases have been and may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Beginning on August 4, 2000 and through March 19, 2002, we repurchased 1.8 million shares of our common stock for an aggregate purchase price of approximately $10 million. The following table presents the aggregate quarterly repurchases under this program during 2000 and through March 19, 2002 with the aggregate amount of shares purchased each quarter and with the high and low prices for shares repurchased each quarter.

	SHARES	HIGH	LOW
FISCAL 2000
Third Quarter	943,000	$7.000	$5.812
Fourth Quarter	—	—	—

FISCAL 2001
First Quarter	542,900	$4.250	$3.944
Second Quarter	276,600	4.150	3.514
Third Quarter	80,300	3.000	3.583
Fourth Quarter	22,700	3.090	3.923

FISCAL 2002
First Quarter (through March 19, 2002)	—	—	—

On December 21, 2000, we commenced the Tender Offer, which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at the Tender Offer Price for aggregate consideration of $130 million, excluding fees and expenses, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Historical Financial Information

The following selected historical financial results for all periods presented under this caption have been restated to present our former operating businesses consisting of the Commercial segment, Robert Walters, Strategic Legal, IntelliMark and ClinForce as discontinued operations. Edgewater Technology, currently our only operating business and formerly our Solutions segment was acquired effective April 1, 1999 and the following selected historical financial information presents post-acquisition financial results only for this segment. We believe that the “Selected Historical Financial Information” should be read in conjunction with our audited financial statements, notes to the financial statements and “Other Summary Financial Information” reported under this caption and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this 10-K.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Revenues(1)	$26,574	$31,799	$15,256	$—	$—
Cost of services (1)	15,733	15,834	7,128	—	—

Gross profit	10,841	15,965	8,128	—	—
Operating expenses:
Selling, general and administrative (2)	10,551	14,411	9,107	—	—
Depreciation and amortization	5,465	5,078	895	—	—

Operating loss	(5,175)	(3,524)	(1,874)	—	—
Interest income (expense) and other, net	2,090	3,077	(1,099)	—	—

Loss before income taxes and extraordinary item	(3,085)	(447)	(2,973)	—	—
Income tax provision (benefit) (3)	593	1,234	(875)	—	—

Net loss from continuing operations before extraordinary item	(3,678)	(1,681)	(2,098)	—	—
(Loss) income from discontinued operations	(904)	(113,534)	32,311	18,639	20,262
Gain from discontinued operations	6,514	64,368	—	—	—
Extraordinary item, net of applicable taxes	(27)	(360)	—	—	—

Net income (loss)	$1,905	$(51,207)	$30,213	$18,639	$20,262

EBITDA (4)	$290	$1,554	$(979)

Basic earnings per share:
Continuing operations	$(0.29)	$(0.06)	$(0.07)	$—	$—
Discontinued operations	$0.44	$(1.68)	$1.10	$0.65	$0.84
Extraordinary item	$—	$(0.01)	$—	$—	$—
Net income (loss)	$0.15	$(1.75)	$1.03	$0.65	$0.84
EBITDA (4)	$0.02	$0.05	$(0.03)	$—	$—

Diluted earnings per share:
Continuing operations	$(0.29)	$(0.06)	$(0.07)	$—	$—
Discontinued operations	$0.44	$(1.68)	$1.09	$0.63	$0.82
Extraordinary item	$—	$(0.01)	$—	$—	$—
Net income (loss)	$0.15	$(1.75)	$1.02	$0.63	$0.82
EBITDA (4)	$0.02	$0.05	$(0.03)	$—	$—

	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash equivalents & Short-term investments	$51,501	$145,581	$9,857	$4,151	$625
Working capital	49,101	158,154	13,122	(1,433)	6,632
Net assets from discontinued operations	—	14,831	543,601	459,355	234,963
Total assets	112,847	254,700	614,059	470,234	234,905
Long-term debt, including current maturities	353	608	291,090	176,700	12,000
Stockholders’ equity	104,992	237,245	293,049	260,825	219,836
Outstanding Shares	11,594	28,693	29,401	29,083	19,139

(1)
Our revenues and cost of services have been restated to include payments for reimbursed expenses as revenues, in accordance with EITF Rule D-103 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which was adopted in November, 2001.

(2)
Included in Selling, General and Administrative Expense (“SG&A”) are corporate costs of $0.4 million, $3.1 million and $5.0 million for 2001, 2000 and 1999 respectively, that were not allocable to our Solutions business unit. These costs were incurred in historical periods based on a larger public company and a different corporate structure and are not necessarily indicative of corporate costs that will be necessary to operate our Solutions business unit as a stand-alone public company.

(3)	The federal income tax provision primarily results from nondeductible goodwill amortization. These taxes will not be paid out in cash, as we will utilize net operating losses to offset these taxes.
(4)	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is calculated by adding Depreciation and Amortization Expense to Operating Loss.

Other Summary Financial Information

The following table presents pro forma and predecessor financial results of our Edgewater Technology Solutions business, as well as 2000 and 2001 historical information. The pro forma financial results for 1999 include the pre-acquisition results of Edgewater Technology for the first quarter of 1999, along with the nine (9) months of our results (post-acquisition) for the period from April 1, 1999 through December 31, 1999. The predecessor financial information for 1997 and 1998 represent solely the results of the Edgewater Technology Solutions business and do not include any of our financial results. The Edgewater Technology first quarter 1999 information and predecessor information for the periods presented does not take into account the allocation of corporate SG&A that is associated with operating a public company or amortization of intangibles which were a result of the acquisition. Accordingly, the information in the following table may not be indicative of the future results of our Solutions business as a stand-alone public company.

	Years Ended December 31,
	Historical		Pro forma	Predecessor
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Revenues (1)	$26,574	$31,799	$20,023	$18,111	$14,080
Cost of services (1)	15,733	15,834	9,191	7,768	6,137

Gross profit	10,841	15,965	10,832	10,343	7,943
Operating expenses:
Selling, general and administrative (2)	10,551	14,411	10,344	6,491	6,700
Depreciation and amortization	5,465	5,078	1,024	501	581

Operating (loss) income	(5,175)	(3,524)	(536)	3,351	662
Interest income (expense) and other, net	2,090	3,077	(1,166)	(199)	(230)

(Loss) income before income taxes	(3,085)	(447)	(1,702)	3,152	432
Income tax provision (benefit) (3)	593	1,234	(501)	1,230	174

Net (loss) income from continuing operations	$(3,678)	$(1,681)	$(1,201)	$1,922	$258

EBITDA (4)	$290	$1,554	$488	$3,852	$1,243

Basic and diluted earnings per share:
Continuing operations	$(0.29)	$(0.06)	$(0.04)

Pro forma continuing operations (5)	$0.05	$0.09	$(0.02)
EBITDA (4)	$0.02	$0.05	$0.02

(1)
Our revenues and cost of services have been restated to include payments for reimbursed expenses as revenues, in accordance with EITF Rule D-103 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which was adopted in November, 2001.

(2)
Included in SG&A are corporate costs of $0.4 million, $3.1 million and $5.0 for 2001, 2000 and 1999, respectively, that were not allocable to our Solutions business unit. These costs were incurred in historical periods based on a larger public company and a different corporate structure and are not necessarily indicative of corporate costs that will be necessary to operate our Solutions business unit as a stand-alone public company.

(3)	The federal income tax provision primarily results from nondeductible goodwill amortization. These taxes will not be paid out in cash, as we will utilize net operating losses to offset these taxes.
(4)	EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) is calculated by adding Depreciation and Amortization Expense to Operating (loss) income.
(5)
Effective January 1, 2002, as the result of a change in generally accepted accounting principles, goodwill will no longer be amortized. Proforma earnings per share excludes goodwill amortization expense of $4.3 million for 2001 and 2000 and $0.5 million for proforma 1999.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data,” and our audited financial statements and the related notes thereto under “Financial Statements and Supplementary Data” in this 10-K.

Background

Edgewater Technology, Inc. (“Edgewater Technology” or the “Company” f/k/a Staffmark, Inc.) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide competitive advantages for our clients. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our clients, targeting strategic, mission-critical applications. With approximately 160 technical consulting professionals at the end of 2001, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of solutions centers throughout the United States.

Recent Events

On February 28, 2002, Edgewater Technology implemented a workforce reduction that adjusted our Company’s headcount by nineteen percent (19%), or approximately 38 positions. We anticipate recording a charge of approximately $450,000 in the first quarter of 2002, consisting principally of severance pay and similar employee termination costs. The workforce reduction was designed to right-size our Company’s expenses with our current revenue outlook.

Financial Information

The amounts and percentages below have been calculated using the detailed financial information contained in the audited financial statements, the notes thereto and the other financial data included in this 10-K. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is included in the following table and discussion because we believe that EBITDA is a meaningful measure of our company’s performance since the non-cash expenses of depreciation and amortization have a significant impact on operating (loss) income and operating margins. EBITDA should not be construed as an alternative measure of the amount of our income or cash flows from operating activities as EBITDA excludes certain significant costs of doing business.

	Years Ended December 31		Pro Forma (4) 1999
	2001	2000
	(In thousands, except per share data)
Revenues (1)	$26,574	$31,799	$20,023
Cost of services (1)	15,733	15,834	9,191

Gross profit	10,841	15,965	10,832
Operating expenses:
Selling, general and administrative (2)	10,551	14,411	10,344
Depreciation and amortization	5,465	5,078	1,024

Operating loss	(5,175)	(3,524)	(536)
Interest income (expense) and other, net	2,090	3,077	(1,166)

Loss before income taxes	(3,085)	(447)	(1,702)
Income tax (benefit) provision (3)	593	1,234	(501)

Net loss from continuing operations	$(3,678)	$(1,681)	$(1,201)

EBITDA	$290	$1,554	$488

(1)
Our revenues and cost of services have been restated to include payments for reimbursed expenses as revenues, in accordance with EITF Rule D-103 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which was adopted in November, 2001.

(2)
Included in SG&A are corporate costs of $0.4 million and $3.1 million for 2001 and 2000, respectively, that were not allocable to our Solutions business unit. These costs were incurred in historical periods based on a larger public company and a different corporate structure and are not necessarily indicative of corporate costs that will be necessary to operate our Solutions business unit as a stand-alone public company.

(3)	The federal income tax provision primarily results from nondeductible goodwill amortization. These taxes will not be paid out in cash, as we will utilize net operating losses to offset these taxes.
(4)	The pro forma 1999 information includes the first quarter of 1999 prior to our ownership of the Solutions business unit and the nine months of 1999 that we owned the Solutions business unit.

Results for the Year Ended December 31, 2001 Compared to Results for the Year Ended December 31, 2000

Revenues.    Revenues decreased $5.2 million, or 16.4%, to $26.6 million for 2001 compared to $31.8 million for 2000. Revenues decreased primarily due to an economic slowdown that has affected spending for information technology services resulting in postponed or delayed customer projects. Our project backlog at December 31, 2001 was $12.3 million, an increase of 13% over the same period last year.

Gross Profit.    Gross profit decreased $5.2 million, or 32.1%, to $10.8 million for 2001 compared to $16.0 million for 2000. Gross profit decreased due to decreased revenue and lower utilization rates. Gross profit as a percentage of revenue decreased from 50.2% in 2000 to 40.8% in 2001. Utilization rates declined from over 80% on a historical basis to 72.2% during 2001, resulting in lower gross profit and gross margin as compared to the prior year. This decrease is primarily the result of lower revenues and the retention of our non-utilized consultant base in order to provide for growth, which did not materialize during 2001. As a result, we implemented a workforce reduction on February 28, 2002 to better align our consultant base to our expected revenues in the first half of 2002.

Selling, General and Administrative Expense.  (SG&A.)    SG&A decreased $3.8 million, or 26.8%, to $10.6 million for 2001, compared to $14.4 million for 2000. SG&A as a percentage of revenue was 39.7% and 45.3% for 2001 and 2000, respectively. SG&A decreased as a result of lower payroll and bonus expense and a reduction in recruiting expense and associated costs of hiring new staff.

EBITDA.    EBITDA decreased $1.3 million to $0.3 million for 2001 as compared to $1.6 million for 2000. EBITDA as a percentage of revenues was 1.1% and 4.9% for 2001 and 2000, respectively. The decrease in EBITDA and EBITDA margin is primarily the result of the economic slowdown, which resulted in lower revenues and decreased gross profit, as well as lower utilization rates somewhat offset by lower S, G & A costs.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.4 million to $5.5 million for 2001, as compared to $5.1 million for 2000. This increase is a result of the reallocation of Edgewater Technology’s purchase price between goodwill and intangible assets during the fall of 2000, with the intangible assets having a shorter amortization period than the amortization period for our goodwill.

In June 2001 and August 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, respectively. Under SFAS 142, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective beginning January 1, 2002. Accordingly, at the end of our fiscal year December 31, 2001, we will discontinue amortizing our intangible asset related to goodwill and will periodically review the intangible assets for impairment. Our company has assessed the impact of SFAS 142 and anticipates recording an impairment charge in a range of $12.0-$14.0 million against goodwill during the first quarter of 2002. Goodwill amortization was $4.3 million for each year in 2001 and 2000.

Operating Loss.    Operating loss increased $1.7 million to $5.2 million for 2001 compared to $3.5 million for the same period last year. Operating losses increased from the prior year primarily due to lower revenues and gross profit affected by the delay in spending for information technology services, as well as higher amortization expense.

Interest Income (Expense) and Other, Net.    We earned net interest income of $2.1 million for 2001 as compared to $2.3 million for 2000. Interest expense in 2000 was primarily related to borrowings on our credit facility to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment. Using the proceeds from the sale of our various non-Solutions business and divisions, all borrowings were repaid in July 2000 and excess cash amounts were placed in short-term investments, used to fund the Tender Offer, repurchase shares of our common stock under our stock purchase program and for general corporate purposes. Interest income is primarily related to interest generated from the investment of excess cash amounts.

Net Loss from Continuing Operations.    Net loss from continuing operations increased $2.0 million, to $3.7 million for 2001 as compared to $1.7 million in 2000. In addition to the issues discussed above, such as the increase in amortization, the net loss from continuing operations for 2001 increased as a result of a required tax provision of $0.6 million due to non-deductible goodwill amortization. These taxes will not be paid out in cash as we will utilize net operating losses to offset such taxes. Our net operating tax losses relate to the sale of our non-Solutions businesses and divisions and resulted in a deferred tax asset of approximately $22.0 million for use to offset taxable income in future years.

Results for the Year Ended December 31, 2000 Compared to Results for the Year Ended December 31, 1999

Revenues.    Revenues increased $16.5 million, or 108.4%, to $31.8 million for 2000 compared to $15.3 million for 1999. The primary reason for the increase was the inclusion of Edgewater Technology for the entire year in 2000, as we acquired our Solutions segment effective April 1, 1999. Revenues also increased due to new customers, higher revenues from existing customers and higher billable headcount as we operated new offices in Arkansas, Minnesota and New Hampshire during 2000. Revenues increased $11.7 million, or 59.1%, year over year on a pro forma basis, which includes preacquisition Edgewater Technology results for the first quarter of 1999. Project backlog was $10.9 million at December 31, 2000, an increase of 38% over 1999.

Gross Profit.    Gross profit increased $7.8 million, or 96.4%, to $16.0 million for 2000 compared to $8.1 million for 1999. Gross profit increased due to increased revenue and from the inclusion of Edgewater Technology for the entire period in 2000. Gross profit increased $5.1 million, or 47.4%, year over year on a pro forma basis, which includes Edgewater Technology’s preacquisition results for the first quarter of 1999. Gross profit as a percentage of revenue decreased from 54.0% in 1999 to 50.6% in 2000. Including Edgewater Technology’s preacquisition results for the first quarter of 1999, pro forma gross margin was 54.6% in 1999. While utilization rates were above 80% during 2000, gross margin was lower than the prior year primarily as a result of the planned increase in consultant bench time during 2000 that was necessary for future growth.

SG&A.    SG&A increased $5.3 million, or 58.5%, to $14.4 million for 2000 compared to $9.1 million for 1999. SG&A as a percentage of revenue was 45.7% and 60.6% for 2000 and 1999, respectively, and 52.2% in 1999 on a pro forma basis, which includes preacquisition results for Edgewater Technology for the first quarter of 1999. Edgewater Technology’s SG&A increased as a result of our planned increase in consultants, as well as planned increases in sales, marketing and recruiting expenses to support our Solutions revenue growth plans. Unallocated corporate SG&A was $3.1 million and $5.0 million for 2000 and 1999, respectively, and decreased primarily as a result of our corporate downsizing, which was due to the divestiture of our non-Solutions businesses and divisions. As these unallocated corporate costs were incurred in historical periods based on a larger public company and a different corporate structure, these costs are not necessarily indicative of the future corporate costs that will be necessary to operate our Solutions business unit as a stand-alone public company.

EBITDA.    EBITDA increased $2.6 million to $1.6 million for 2000 as compared to ($1.0) million for 1999. Pro forma EBITDA for 1999 including Edgewater Technology’s preacquisition results for the first quarter of 1999 was $0.5 million. EBITDA as a percentage of revenues was 4.9% and (6.5%) for 2000 and 1999, respectively, and 2.5% on a pro forma basis taking into account Edgewater Technology’s first quarter 1999 preacquisition results. The increase in EBITDA was primarily the result of the increased revenues at our Solutions division and a decrease in unallocated corporate SG&A. EBITDA margin increased in 2000 as a result of reduced unallocated corporate SG&A, offset by increased SG&A at Edgewater Technology.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $4.2 million to $5.1 million for 2000 as compared to $0.9 million for 1999. Depreciation and amortization expense increased $4.1 million over the pro forma 1999 results, which include Edgewater Technology’s first quarter 1999 preacquisition results. The increase was related to a change in the life in which goodwill was being amortized for Edgewater Technology. Effective January 1, 2000, the goodwill associated with the Edgewater Technology acquisition started to be amortized over a 10 year period, as opposed to the 30 year life that was established in April 1999, when Edgewater Technology was acquired and operated as part of the Professional/IT segment. This change, which resulted in increased quarterly amortization expense of approximately $0.6 million, was made as the result of an independent valuation which was prepared when we separated Solutions as a separate business segment. In addition, as a result of an independent appraisal we initiated during the fall of 2000, we reallocated the Edgewater Technology purchase price between goodwill and intangible assets. Useful lives relating to these intangible assets and goodwill were established which resulted in increased amortization expense of approximately $0.5 million in the fourth quarter of 2000.

Operating Loss.    Operating loss increased $1.6 million to $3.5 million for 2000 compared to $1.9 million for 1999 and increased $2.9 million compared to $0.6 million pro forma 1999 results that include Edgewater Technology’s first quarter 1999 pre-acquisition results. Operating loss increased from the prior year primarily due to higher amortization expense of $3.9 million and our planned increase in consultants as well as planned increases in sales, marketing and recruiting expenses to support our Solutions revenue growth plans.

Interest Income (Expense) and Other, Net.    We earned net interest income of $2.3 million for 2000 as compared to interest expense of $1.1 million for 1999. Interest expense was primarily related to borrowings on our Credit Facility to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment. Using the proceeds from the sale of our various divisions, all borrowings were repaid in July 2000 and excess cash amounts were placed in short-term investments, used to fund the Tender Offer in January 2001, repurchases of shares of our common stock under our stock purchase program and for general corporate purposes. Interest income was primarily related to interest generated from the investment of excess cash amounts.

Net Loss From Continuing Operations.    Net loss from continuing operations decreased $0.4 million, or 19.9%, to $1.7 for 2000 as compared to $2.1 million in 1999 and increased $0.5 million as compared to $1.2 million for 1999 pro forma results that include Edgewater Technology’s first quarter 1999 pre-acquisition results. Net margin from continuing operations was (5.3%), (14.0%) and (6.1%) for 2000, 1999 and pro forma 1999, respectively. In addition to the issues discussed above, such as the increase in amortization, the net loss from continuing operations for 2000 increased as a result of a required tax provision of $1.4 million due to non-deductible goodwill amortization from the Solutions business. These taxes were not paid out in cash, as we utilize net operating losses to offset such taxes. Our tax losses relate to the sale of our non-Solutions businesses and divisions and resulted in a December 31, 2000 deferred tax asset of approximately $26.6 million for use to offset taxable income in future years and a December 31, 2000 receivable of approximately $16.1 million related to a carry-back claim to recover prior years’ taxes.

Liquidity and Capital Resources

Our primary historical sources of funds are from operations, the proceeds from securities offerings, if any, and borrowings under our former credit facility with a consortium of banks (the “Credit Facility”). Our principal historical uses of cash have been to fund acquisitions, working capital requirements and capital expenditures. We generally pay our consultants and associates bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of invoice. At December 31, 2001 cash, cash equivalents and marketable securities totaled $51.5 million.

The gross proceeds from the Commercial segment and Robert Walters transactions in 2000 were used to repay our outstanding borrowings under the Credit Facility of approximately $288 million. The remaining transaction proceeds were invested in cash and short-term marketable securities and were used to fund the Tender Offer, repurchase shares of our common stock under our stock purchase program and for general corporate purposes. In July 2000, the Board of Directors authorized management, subject to legal requirements, to initially use up to $30 million to repurchase our common stock over the course of the next twelve months. Our Board of Directors extended this repurchase program for an additional twelve months on August 23, 2001 for up to $20 million. The repurchase program may be shortened or extended by the Board of Directors. Repurchases have been and may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program during 2000 and through March 19, 2002, our company repurchased 1.9 million shares of our common stock for approximately $10 million. Our Credit Facility was repaid in full in July 2000.

On December 21, 2000, we commenced the Tender Offer, which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at the Tender Offer Price for aggregate consideration of $130 million, excluding fees and expenses, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

Net cash provided by continuing operating activities was $19.2 million and $5.5 million for 2001 and 2000, respectively. The net cash provided by continuing operating activities for the periods presented primarily reflects the net loss from operations, offset by significant non-cash expenses related to depreciation and amortization and changes in operating assets and liabilities, including the receipt of a $16.1 million income tax refund related to operating loss carry-backs.

Net cash provided by continuing investing activities was $21.9 million and $444.6 million for 2001 and 2000, respectively. Cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our non-Solutions divisions offset by cash paid for additional contingent consideration for acquisitions completed during prior periods and purchases of short-term investments.

Net cash used in continuing financing activities was $134.7 million and $297.3 million for 2001 and 2000, respectively. Cash used in continuing financing activities in 2001 was primarily related to repurchases of stock, including the Tender Offer in January 2001, when we repurchased 16.25 million shares for aggregate consideration of $130.0 million, excluding expenses. Cash used in continuing financing activities in 2000 primarily related to the repayment of borrowings under our Credit Facility.

We lease office space and certain equipment under noncancellable operating and capital lease arrangements. Future minimum payments under these arrangements amount to $1.2 million in 2002, $0.9 million in 2003, $0.7 million in 2004 and $1.6 million thereafter.

As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $ 105.5 million in 2001 and increased $141.6 million in 2000.

We believe that our cash flows from operations and available cash will provide sufficient liquidity for our existing operations for the foreseeable future. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent on future operations and the level of demand for our services on an ongoing basis. See “Item 1 – Business; Potential Future Strategies, Transactions and Changes.”

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in Managements Discussion & Analysis (“MD&A”). The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to intangible assets, deferred tax assets, discontinued operations, contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout MD&A where such policies affect our reported and expected financial results.

Revenue Recognition.    Substantially all of the Company’s contracts are billed on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $15.3 million as of December 31, 2001 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on generally accepted accounting principles (“GAAP”), which includes our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Valuation of Long-lived and Intangible Assets.    We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include; significant negative industry or economic trends, significant operating underperformance relative to expected historical or projected future results, significant decline in our stock price or the stock price of our industry peers, our market capitalization relative to our net book value. Our judgments regarding the existence of impairment indicators are based upon legal factors, market conditions and operational performance. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Legal Contingencies.    We are currently involved in certain legal proceedings with respect to alleged misrepresentations and breaches of contract in connection with the sale of our commercial segment in June 2000. As discussed in Note 15 of our consolidated financial statements in this 10-K, we believe that the Counterclaim involving the Stephens Group, Inc., Staffmark Investment, LLC and their affiliates (collectively “Staffmark Investment”) is without merit and deny all of the allegations in the Counterclaim. In addition, we will vigorously pursue our claim against Staffmark Investment, while vigorously defending against the Counterclaim. Since we do not believe any recovery by Staffmark Investment with respect to the Counterclaim is probable, no amount has been reserved or accrued for in our company’s consolidated financial statements as to this legal proceedings matter.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement becomes effective January 1, 2002. As a result of this accounting pronouncement, beginning on January 1, 2002, we will discontinue amortizing intangible assets related to goodwill and will periodically review the assets for impairment. Our goodwill amortization expense for 2001 totaled $4.3 million. Our total unamortized goodwill as of December 31, 2001 was $30.7 million. Management has assessed the impact of this statement and its effect on our company’s financial statements and anticipates recording an impairment charge in a range of $12.0 – $14.0 million against goodwill during the first quarter of 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years. We are currently reviewing this statement to determine its effects on our Company’s financial statements.

In November 2001, the Emerging Issues Task Force released Topic D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. This announcement requires that reimbursement received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. While this announcement is mandatory for financial reporting periods beginning after December 15, 2001, early adoption is permitted and we have elected to adopt the announcement during the fourth quarter of 2001. Accordingly, we have reclassified the reimbursement of out-of-pocket expenses as revenue for all periods presented.

Related Party Transactions

Synapse Group, Inc., one of our significant customers discussed in Note 14, is considered a related party as its President and Chief Executive Officer is also a member of our Company’s Board of Directors. As of December 31, 2001, our Company maintained an accounts receivable balance of $1.1 million from Synapse Group, Inc., which balance was within normal business terms.

Our Company has entered into agreements with certain stockholders and officers of our Company to lease certain parcels of land and buildings that were used in our Company’s operations. Rent expense related to these facilities totaled approximately $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future related party lease obligations relate to the Company’s former corporate headquarters in Fayetteville, Arkansas. As our Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, our company hopes to sublease or assign the Fayetteville, Arkansas lease to a third party in the future.

Included in the “Certain Transactions” section of our 2002 Proxy Statement for our May 22, 2002 Annual Stockholders’ Meeting are additional related party transactions. Our Proxy Statement will be filed with the SEC on or before April 30, 2002.

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

Our involvement with derivative financial instruments was limited to the interest rate swap agreements discussed above. We entered into these agreements as hedges against increases in interest rates, which would increase the cost of its variable rate borrowings under our Credit Facility. Conversely, we were exposed to the risk that the cost of those borrowings would be higher than the amount computed under our Credit Facility should interest rates decline. In addition, we were exposed to credit risk in the event of non-performance by the bank facilitating these agreements but had no off-balance-sheet risk of accounting loss related to these agreements. At December 31, 2001, we had no open foreign currency derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Consolidated Financial Statements: The following consolidated financial statements are included in this Form 10-K:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Edgewater Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. (the “Company”, a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

AR	THUR ANDERSEN LLP

Boston, Massachusetts
January 29, 2002

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$40,128	$145,581
Short-term investments	11,373	—
Accounts receivable, net	4,045	5,875
Income tax receivable	—	16,121
Deferred income taxes	491	900
Prepaid expenses and other current assets	859	6,842

Total current assets	56,896	175,319
Property and equipment, net	2,056	2,174
Intangible assets, net	31,807	36,530
Deferred income taxes	22,032	25,728
Other assets	56	118
Net assets from discontinued operations (Note 4)	—	14,831

	$112,847	$254,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,801	$2,833
Other liabilities including restructuring and discontinued operations	4,841	10,819
Current portion of capital lease obligations	293	318
Payroll and related liabilities	629	3,195
Other liabilities	231	—

Total current liabilities	7,795	17,165
Capital lease obligations, net of current portion	60	290
Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000 shares authorized, 29,596 shares issued, 11,594 and 28,693 shares outstanding as of December 31, 2001 and 2000, respectively	296	296
Paid–in capital	217,438	217,838
Treasury stock at cost, 18,002 and 903 shares at December 31, 2001 and 2000, respectively	(139,916)	(6,158)
Retained earnings	27,174	25,269

Total stockholders’ equity	104,992	237,245

	$112,847	$254,700

The accompanying notes are an integral part
of these consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2001	2000	1999
Service revenues	$26,574	$31,799	$15,256
Cost of services	15,733	15,834	7,128

Gross profit	10,841	15,965	8,128
Operating expenses:
Selling, general and administrative	10,551	14,411	9,107
Depreciation and amortization	5,465	5,078	895

Operating loss	(5,175)	(3,524)	(1,874)
Other income (expense):
Interest income (expense)	2,090	2,260	(1,099)
Other, net	—	817	—

Loss before income taxes and extraordinary item	(3,085)	(447)	(2,973)
Income tax provision (benefit)	593	1,234	(875)

Net loss from continuing operations before extraordinary item	(3,678)	(1,681)	(2,098)
Discontinued operations: (Note 4)
(Loss) income from operations of discontinued divisions, net of applicable taxes	(904)	(113,534)	32,311
Net gain on sale of divisions, net of applicable taxes	6,514	64,368	—
Extraordinary item, net of applicable taxes (Note 5)	(27)	(360)	—

Net income (loss)	$1,905	$(51,207)	$30,213

Basic earnings per share: (Note 13)
Continuing operations	$(0.29)	$(0.06)	$(0.07)

Discontinued operations	$0.44	$(1.68)	$1.10

Extraordinary item	$—	$(0.01)	$—

Net income (loss)	$0.15	$(1.75)	$1.03

Diluted earnings per share: (Note 13)
Continuing operations	$(0.29)	$(0.06)	$(0.07)

Discontinued operations	$0.44	$(1.68)	$1.09

Extraordinary item	$—	$(0.01)	$—

Net income (loss)	$0.15	$(1.75)	$1.02

The accompanying notes are an integral part
of these consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 1998	29,083	$291	$215,322	$(1,051)	$46,263	$260,825
Business combinations	171	2	2,284	—	—	2,286
Repurchase of common stock	(195)	—	—	(1,856)	—	(1,856)
Issuances of common stock related to employee stock plans	342	1	(1,327)	2,907	—	1,581
Net income	—	—	—	—	30,213	30,213

BALANCE, December 31, 1999	29,401	294	216,279	—	76,476	293,049
Issuances of common stock related to employee stock plans	235	2	1,559	—	—	1,561
Repurchase of common stock	(943)	—	—	(6,158)	—	(6,158)
Net loss	—	—	—	—	(51,207)	(51,207)

BALANCE, December 31, 2000	28,693	296	217,838	(6,158)	25,269	237,245
Issuances of common stock related to employee stock plans	74	—	(507)	767	—	260
Repurchase of common stock (Note 12)	(923)	—	—	(3,718)	—	(3,718)
Tender Offer (Note 12)	(16,250)	—	107	(130,807)	—	(130,700)
Net income	—	—	—	—	1,905	1,905

BALANCE, December 31, 2001	11,594	$296	$217,438	$(139,916)	$27,174	$104,992

The accompanying notes are an integral part
of these consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2001		2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income		$1,905	$(51,207)	$30,213
Extraordinary items, net of applicable taxes		27	360	—
Net loss (income) from discontinued operations		904	113,534	(32,311)
Net gain on sale of divisions		(6,514)	(64,368)	—

Net loss from continuing operations		(3,678)	(1,681)	(2,098)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization		5,465	5,078	895
Provision for bad debts		548	54	—
Deferred income taxes		593	—	1,799
Effect of compensatory stock options		—	231	—
Other, net		—	44	(5)
Change in operating accounts:
Accounts receivable		1,347	(741)	(1,185)
Income tax receivable		16,121	—	—
Prepaid expenses and other current assets		49	(912)	(744)
Other assets		17	(5)	(26)
Accounts payable and accrued liabilities		1,003	2,947	7,032
Payroll and related liabilities		(2,227)	794	(792)
Payment of nonrecurring expenses		—	(70)	—
Other long-term liabilities		(26)	(251)	(3,623)

Net cash provided by operating activities		19,212	5,488	1,253

Net cash (used in) provided by discontinued operating activities		(11,420)	10,231	3,518

Net cash used in extraordinary items		(430)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses		35,246	446,778	—
Purchases of short-term investments		(11,373)	—	—
Purchases of businesses, net of cash acquired		(1,200)	(664)	(42,696)
Capital expenditures		(717)	(1,538)	(162)

Net cash provided by (used in) investing activities		21,956	444,576	(42,858)

Net cash used in discontinued investing activities		(33)	(12,035)	(92,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings		—	58,996	274,209
Payments on borrowings		(324)	(350,235)	(159,832)
Proceeds from employee stock plans		4	71	1,581
Deferred financing costs		—	—	(585)
Tender offer		(130,700)	—	—
Repurchases of stock		(3,718)	(6,158)	(1,856)

Net cash (used in) provided by financing activities		(134,738)	(297,326)	113,517

Net cash (used in) provided by discontinued financing activities		—	(9,324)	8,036

Net increase (decrease) in cash and cash equivalents		(105,453)	141,610	(9,093)
CASH AND CASH EQUIVALENTS, beginning of period		145,581	3,718	12,811
CASH AND CASH EQUIVALENTS, discontinued operations		—	253	6,139

CASH AND CASH EQUIVALENTS, end of period		$40,128	$145,581	$9,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid		$55	$9,439	$17,413

Income taxes paid	$		$948	$17,108

Borrowings on capital leases		$68	$666	$107

The accompanying notes are an integral part
of these consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS:

Edgewater Technology, Inc. (“Edgewater” or the “Company” f/k/a StaffMark, Inc.) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market customers. We develop scalable technology solutions, which expedite business processes and provide competitive advantages for our clients. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our customers, targeting strategic, mission-critical applications. With approximately 160 technical consulting professionals at the end of 2001, Edgewater Technology services our customer base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of solutions centers throughout the United States.

As discussed in Note 4, during 2000 and 2001, Edgewater sold its interest in all of its non-Solutions business divisions. The operating results for these divisions have been included in discontinued operations in the accompanying consolidated financial statements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Principles of Consolidation—

The consolidated financial statements include the accounts of Edgewater and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates—

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The estimates and assumptions used in preparing the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Although the Company regularly assesses the estimates and assumptions used in preparing these consolidated financial statements, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Cash and Cash Equivalents—

All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks.

Short-Term Investments—

Short-term investments are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to municipal government obligations and commercial paper. All investments that have original maturities greater than three months are considered short-term investments.

Property and Equipment—

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight–line basis over the estimated useful lives of the assets, which range from three to ten years. Equipment held under capital leases are amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the lease. Additions that extend the lives of the assets are capitalized while repairs and maintenance costs are expensed as incurred. When property and equipment are retired, the related cost and accumulated depreciation or amortization are removed from the balance sheet and any resulting gain or loss is recorded.

Intangible Assets and Impairment of Long-Lived Assets—

Intangible assets consist primarily of goodwill, which is amortized over 10 years using the straight–line method. Intangibles associated with non–compete agreements are amortized using the straight–line method over the life of the respective agreements.

In conjunction with management’s restructuring plan described more fully in Note 4, in January 2000, management decided to operate its Solutions business unit as a distinct operating unit as opposed to an integrated component of the Professional/IT segment, as had been originally planned. As a result of this change in operating strategy, management reevaluated the estimated useful life for the intangibles associated with their acquisition of Edgewater Technology and reduced the estimated useful life from 30 years to 10 years resulting in increased annual amortization expense of approximately $2.4 million. Prior to the restructure and segmentation, these intangibles were amortized over 30 years since Edgewater Technology was operated as an integral component of the Professional/IT segment. The change in useful life was made effective January 1, 2000 (see Note 8).

Edgewater regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation is performed whereby the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write–down to market value or discounted cash flow value is required. During 2000, the Company recognized impairment in the goodwill associated with its Professional/IT segment as more fully described in Note 4. Beginning on January 1, 2002, the valuation of goodwill and other intangibles will be measured based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (see Recent Accounting Pronouncements).

Revenue Recognition—

Substantially all of the Company’s contracts are billed on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

In November 2001, the Emerging Issues Task Force released Topic D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. This announcement requires that reimbursement received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. While this announcement is mandatory for financial reporting periods beginning after December 15, 2001, early adoption is permitted and we have elected to adopt the announcement during the fourth quarter of 2001. Accordingly, we have reclassified the reimbursement of out-of-pocket expenses as revenue for all periods presented.

Income Taxes—

Income taxes have been provided based upon the liability method whereby deferred income tax assets and liabilities result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts ultimately expected to be realized.

Fair Value of Financial Instruments—

Edgewater’s financial instruments include cash and cash-equivalents, short-term investments, and debt obligations. Management believes that these financial instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying value for these instruments are reasonable estimates of fair value.

Comprehensive Income (Loss)—

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity, except stockholders’ investments and distributions and deferred stock-based consideration. The comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999 does not differ from the reported net income (loss).

Reclassification—

Certain prior year balances have been reclassified to be consistent with the current year’s presentation.

Stock Options—

The Company records stock-based compensation issued to employees using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant.

Recent Accounting Pronouncements—

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement becomes effective January 1, 2002. As a result of this accounting pronouncement, beginning on January 1, 2002, we will discontinue amortizing intangible assets related to goodwill and will periodically review the assets for impairment. Our goodwill amortization expense for 2001 totaled $4.3 million. Our total unamortized goodwill as of December 31, 2001 was $30.7 million. Management has assessed the impact of this statement and its effect on our company’s financial statements and anticipates recording an impairment charge in a range of $12.0 – $14.0 million against goodwill during the first quarter of 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years. We are currently reviewing this statement to determine its effect on our company’s financial statements.

3.    BUSINESS COMBINATIONS:

Effective April 1, 1999, we acquired Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”), an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market customers. As the acquisition was accounted for as a purchase business combination, the consolidated financial statements include the operating results of Edgewater Delaware from the date of acquisition. The cost of this acquisition has been allocated based on estimated fair market value of the assets acquired and liabilities assumed with the excess costs over fair values of net assets acquired recorded as goodwill.

Edgewater Delaware was acquired for aggregate consideration of $1.2 million, $0.7 million and $42.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. No further payments are required under the purchase agreement.

4.    DISCONTINUED OPERATIONS:

During the first quarter of 1999, market values for publicly traded staffing companies began to decline. At that time, we (Edgewater Technology, Inc. and subsidiaries, formerly StaffMark, Inc.) were engaged in the temporary and permanent placement and staffing services businesses, including light industrial and commercial staffing, finance and accounting staffing and placement, traditional information technology (“IT”) staffing and solutions services (excluding Solutions project work), legal staffing and placement services and clinical trials staffing and services. For many staffing companies, this downward trend subsequently continued or deteriorated further and was compounded by a Year 2000-related slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for publicly-traded entities such as Edgewater Technology, Inc.

In response to these developments, we began to explore, during the second half of 1999, strategic alternatives for each of our business platforms in an effort to maximize stockholder value. After evaluating our traditional businesses, our systems integration and consulting business and our debt levels, management and the Board of Directors chose to take decisive action.

The Company decided to undergo a comprehensive program to refocus future growth initiatives on our systems integration and consulting business (“Edgewater Delaware”) and to effect the following divestitures of each of our staffing businesses.

Our restructuring included the following disposition transactions:

•
On June 28, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name “StaffMark” as that was the name used by the Commercial segment. As a result of the transaction, we changed our name from “StaffMark, Inc.” to “Edgewater Technology, Inc.” and our stock symbol from “STAF” to “EDGW.”

•
On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters plc (“Robert Walters”) through an initial public offering (“IPO”) on the London Stock Exchange. Robert Walters had previously been the finance and accounting placement and staffing consultancy platform within our Professional/IT segment. Our two subsidiaries sold 67.2 million ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10.4 million ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses.

•
During the second quarter of 2000, in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, we recorded a $150 million non-cash charge for the write-down of the goodwill in our IntelliMark and Strategic Legal Resources divisions to estimated realizable values. This write-down was largely due to a decline in the revenues, gross profit and cash flow of these divisions and the overall decrease in market values within these industries. Accordingly, the carrying values of these assets were written down to management’s estimates of fair value, which were based on market comparables for companies operating in similar industries.

•
On September 22, 2000, we sold all of the outstanding stock of Strategic Legal Resources, Inc. (“Strategic Legal”), the legal staffing division within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.3 million, of which $4.3 million was represented by a promissory note that was collected in January 2001.

•
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

•
On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing working capital adjustments (the “Transaction”). As the closing of the Transaction was conditioned upon our receipt of stockholder approval and the satisfaction of other customary conditions to closing, we held a Special Stockholders’ Meeting on March 14, 2001, where our stockholders approved the Transaction. We consummated the Transaction and received proceeds on March 16, 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. with respect to the post-closing working capital purchase price adjustment. In accordance with Emerging Issues Task Force No. 95-18, we have reported ClinForce’s operating results in discontinued operations for the periods presented. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

As a result of the completion of the transactions described above, the operating results for the Commercial staffing segment, Robert Walters, Strategic Legal, IntelliMark and ClinForce have been included in discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $7.7 million, $667.5 million and $1,205.8 million for 2001, 2000 and 1999, respectively. Operating income (loss) from discontinued operations was $1.6 million, ($145.5) million and $65.7 million for 2001, 2000 and 1999, respectively. Included in the loss from operations of discontinued divisions for the year ended December 31, 2001 are the operating results of Clinforce through the date of disposal and changes to the estimated liabilities related to discontinued operations as of December 31, 2000.

Net assets from discontinued operations as of December 31, 2000 in the accompanying balance sheet represents the net assets of the discontinued operations for ClinForce. Components are as follows as of December 31:

2000
(In Thousands)
Accounts receivable, net	$4,689
Prepaid expenses and other current assets	(857)
Property and equipment, net	404
Intangible assets, net	11,779
Other assets	30
Accounts payable and accrued liabilities	(67)
Payroll and related liabilities	(1,147)

Net assets from discontinued operations	$14,831

5.    EXTRAORDINARY ITEM—WAKEFIELD TRAGEDY:

On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. As a result of this tragedy, the Wakefield office was closed during the last week of December 2000. We have incurred expenses totaling approximately $0.9 million for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds of $0.3 million and the applicable tax effect, in the accompanying consolidated statements of operations.

6.    ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $1.6 million and $2.1 million at December 31, 2001 and 2000, respectively. Edgewater maintains allowances for potential losses which management believes are adequate to absorb losses to be incurred in realizing the amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Balance at beginning of year	$35	$67	$—
Increases relating to acquisitions	—	—	67
Provision for bad debts	548	54	—
Charge-offs, net of recoveries	(102)	(86)	—

Balance at end of year	$481	$35	$67

7.    PROPERTY AND EQUIPMENT:

Components of property and equipment are as follows as of December 31:

	2001	2000
	(In Thousands)
Furniture, fixtures and equipment	$1,066	$1,043
Computer equipment and software	1,503	1,429
Leasehold improvements	1,134	623

	3,703	3,095
Less accumulated depreciation and amortization	1,647	921

	$2,056	$2,174

Depreciation expense related to property and equipment for the years ended December 31, 2001, 2000 and 1999 totaled approximately $0.8 million, $0.6 million, and $0.3 million, respectively.

8.    INTANGIBLE ASSETS:

Intangible assets consisted of the following as of December 31:

	2001	2000
	(In Thousands)
Goodwill	$39,849	$39,479
Other intangibles	1,630	2,088

	41,479	41,567
Less accumulated amortization	9,672	5,037

	$31,807	$36,530

Amortization expense related to intangible assets for the years ended December 31, 2001, 2000 and 1999 totaled approximately $4.6 million, $4.5 million and $0.5 million, respectively.

9.    CREDIT FACILITY:

The Company had a credit facility (the “Credit Facility”), which was used for working capital and other general corporate purposes, including acquisitions. In July 2000, using proceeds from the sale of its Commercial staffing segment and Robert Walters from the professional IT segment, the Company repaid all of its outstanding borrowings under the Credit Facility and terminated the Credit Facility.

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

The Company’s use of derivative financial instruments was limited to the interest rate swap agreements discussed above. The Company entered into these agreements as hedges against increases in interest rates which would increase the cost of its variable rate borrowings under our Credit Facility. Conversely, the Company was exposed to the risk that the cost of those borrowings would be higher than the amount computed under our Credit Facility should interest rates decline. In addition, the Company was exposed to credit risk in the event of non-performance by the bank facilitating these agreements but had no off-balance-sheet risk of accounting loss related to these agreements.

10.    INCOME TAXES:

The provision for income taxes consisted of the following for the years ended December 31:

	2001	2000	1999
	(In Thousands)
Current:
Federal	$4,175	$(1,864)	$9,935
State	300	(63)	934
Foreign	—	2,404	3,457

	4,475	477	14,326

Deferred:
Federal	(157)	(52,815)	1,392
State	(25)	(1,796)	131
Foreign	—	(71)	145

	(182)	(54,682)	1,668

Income tax (benefit) provision	4,293	(54,205)	15,994
Amounts attributable to discontinued operations	3,700	(55,439)	15,119

Income tax provision (benefit) from continuing operations	$593	$1,234	$(875)

The components of deferred income tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

	2001	2000
	(In Thousands)
Deferred income tax assets:
Net operating loss carry forward and credits	$35,643	$36,433
Nondeductible reserves and accruals	2,132	4,419
Depreciation and amortization	24	40

Total deferred income tax assets	37,799	40,892
Deferred income tax liabilities:
Intangibles from asset purchase acquisitions	—	557
Other	19	59

Total deferred income tax liabilities	19	616

Valuation reserve	(15,257)	(13,648)

	$22,523	$26,628

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 2001 and 2000:

	2001		2000
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$510	$22,032	$900	$25,728
Liabilities	(19)	—	—	—

	$491	$22,032	$900	$25,728

As of December 31, 2001, Edgewater has net operating loss carryforwards for federal income tax purposes of approximately $65 million and tax credits of approximately $5.0 million which expire through 2021. In addition, Edgewater has various net operating loss carryforwards for state income tax purposes, which expire through 2013. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

Due to the uncertainty surrounding the realization and timing of the deferred tax assets, Edgewater has a valuation allowance of approximately $15.3 million as of December 31, 2001. Management regularly evaluates the realizability of it deferred tax assets and may adjust the valuation allowance based on such analysis. As a result of changes in estimates used to determine the 2000 net operating loss carry forward, the Company has revised the disclosure of deferred tax assets and valuations allowance at December 31, 2001.

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 result from the following:

	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands)
Tax at statutory rate	$(1,049)	(34.0%)	$(161)	(34.0%)	$(1,010)	(34.0%)
Add (deduct):
State income taxes, net of federal tax benefit	54	1.8	75	15.8	—	—
Non-deductible amortization	1,576	51.1	1,436	303.3	170	5.7
Other, net	12	0.3	(116)	(24.5)	(35)	(1.2)

	$593	19.2%	$1,234	260.6%	$(875)	(29.5%)

11.    EMPLOYEE BENEFIT PLANS:

The Company maintains several defined contribution employee benefit plans, some of which allow eligible employees to defer a portion of their income through contributions to the plans. Contributions by Edgewater to the various plans were approximately $0.2 million, $1.8 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In May 1997 and May 2000, the Company’s stockholders approved an employee stock purchase plan (the “Stock Purchase Plan”), which grants employees the right to purchase shares of the Company’s common stock at a price equal to the lower of 85% of the market value on the date of purchase or the beginning of the calendar quarter of the purchase. Purchases under the Stock Purchase Plan are limited to 10% of the respective employees’ compensation.

12.    STOCKHOLDERS’ EQUITY AND STOCK OPTIONS:

Common Stock—

The Company’s stockholders had authorized 200 million shares of common stock and 10 million shares of preferred stock for issuance as of December 31, 2001 and 2000, respectively. In January 2001, the Company completed an issuer tender offer in which the Company repurchased 16.25 million shares of its common stock at $8.00 per share for aggregate consideration of common stock subject to certain vested in-the-money stock options. The repurchase of options resulted in an $0.2 million compensation charge in January 2001. On December 21, 2000, we commenced an issuer tender offer (the “Tender Offer”), which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at $8.00 per share (the “Tender Offer Price”) for aggregate consideration of $130 million, excluding fees and expenses, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

Stock Options—

In October 1999, the Company’s Board of Directors amended the Company’s 1996 Stock Option Plan (the “1996 Plan”) to increase the maximum number of shares of the Company’s common stock that may be issued under the 1996 Plan from 12% to 15% of the total number of shares of the Company’s common stock outstanding. Options granted under the 1996 Plan generally become 33% vested after one year and then vest 33% in each of the next two years or become 40% vested after two years and then vest 20% in each of the next three years. Under the 1996 Plan, the exercise price of the option equals the market value of the Company’s common stock on the date of the grant, and the maximum term for each option is 10 years.

In February 2000, the Company adopted a subsidiary stock option plan (the “Subsidiary Plan”) for employees and consultants of Edgewater Delaware, its Solutions segment. The purpose of the Subsidiary Plan was to aid Edgewater Technology in attracting and retaining employees. The total amount of subsidiary common stock for which stock options could be granted under the Subsidiary Plan could not exceed 5.0 million shares of subsidiary common stock. In August 2000, the Subsidiary Plan was terminated and the options for 2.9 million shares of the Company’s subsidiary stock that had been granted under this Subsidiary Plan were exchanged into options for 1.8 million shares of the Company’s common stock under a newly created parent company stock option plan entitled the “Edgewater Technology, Inc. 2000 Employee Stock Option Plan” (the “Parent Plan”) and into options for 1.1 million shares under the 1996 Plan. The Parent Plan excludes grants for directors and officers and for which stock option grants may not exceed 4.0 million shares of the Company’s common stock. As a result of this exchange, the Company recorded a one-time compensation charge of $0.2 million.

A summary of Edgewater’s stock option activity is as follows:

	Shares Under Option	Weighted Average Price Per Share
Outstanding, December 31, 1998	2,877,483	$17.86
Granted	1,588,335	8.19
Exercised	(53,486)	5.33
Forfeited	(747,983)	16.84

Outstanding, December 31, 1999	3,664,349	14.06
Granted	3,446,495	6.18
Exercised	(18,358)	4.03
Forfeited	(1,446,840)	15.21

Outstanding, December 31, 2000	5,645,646	8.89
Granted	60,917	4.51
Exercised	(80,824)	5.51
Forfeited	(2,175,146)	12.20

Outstanding, December 31, 2001	3,450,593	$6.78

Options exercisable were approximately 1.4 million, 1.5 million and 1.0 million as of December 31, 2001, 2000 and 1999, respectively. The following is a summary of stock options outstanding and exercisable as of December 31, 2001:

Options Outstanding				Options Exercisable
Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life In Years	Weighted Average Exercise Price Per Share	Options Exercisable	Weighted Average Exercise Price Per Share
22,000	$ 0.00 -$4.00	9.5	$4.00	—	$ —
208,357	4.01 - 5.00	8.4	4.79	81,440	4.65
5,500	5.01 - 6.00	8.9	5.69	1,834	5.69
2,889,869	6.01 - 8.00	8.7	6.15	1,077,653	6.19
190,500	8.01 - 12.00	6.6	9.80	152,133	9.92
134,367	12.01 - 40.00	5.7	19.74	122,167	20.14

3,450,593		8.4	$6.78	1,435,227	$ 7.69

Options outstanding under the 1996 Plan vested 100% upon the closing of the Transaction as this constituted a “change in control” as defined in the 1996 Plan, except for 1.1 million stock options granted under the 1996 Plan to officers of the Company’s Solutions business in August 2000. Employees of the Commercial segment and IntelliMark held approximately 1.4 million of these outstanding options, which terminated on April 16, 2001, which was 30 days following the “change in control.” Employees of ClinForce held approximately 0.1 million of these outstanding options, which terminated on June 14, 2001, which was 90 days following the “change in control.”

As discussed in Note 2, Edgewater has elected to account for its stock options using the intrinsic method. Accordingly, compensation expense, if any, is recognized if the option exercise price is less than the market price of the underlying stock on the date of grant. Pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect the Company’s pro forma net (loss) income for the years ended December 31, 2001, 2000 and 1999, as if the fair value method of accounting prescribed by SFAS No. 123 had been used. In preparing the pro forma disclosures, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

	Years Ended December 31,
	2001	2000	1999
Weighted average risk–free interest rate	4.40%	4.81%	6.34%
Dividend yield	0%	0%	0%
Weighted average expected life	5 years	5 years	5 years
Expected volatility	75%	78%	80%

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2001, 2000 and 1999 was approximately $0.2 million, $14.0 million and $8.7 million, respectively. The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $2.94, $4.10 and $5.64, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions above and recognizing this expense over the vesting period, net (loss) income would have been adjusted to the following pro forma amounts:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Net income (loss):
As reported	$2,246	$(51,207)	$30,213

Pro forma	$2,198	$(55,104)	$28,616

Basic earnings per share:
As reported	$0.18	$(1.75)	$1.03

Pro forma	$0.17	$(1.89)	$0.98

Diluted earnings per share:
As reported	$0.18	$(1.75)	$1.02

Pro forma	$0.17	$(1.89)	$0.97

13.    EARNINGS PER SHARE:

A reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	2001	2000	1999
	(In Thousands)
Weighted average common shares outstanding	12,858	29,212	29,280
Dilutive effect of stock options	1	—	246

Weighted average common shares, assuming dilutive effect of stock options	12,859	29,212	29,526

Options to purchase 3.5 million shares of common stock (at prices ranging from $4.00 to $40.00 per share) were outstanding during 2001. These options, which expire ten years from the date of issue, were still outstanding as of December 31, 2001. Options to purchase approximately 2.4 million shares of common stock (at prices ranging from $6.72 to $40.31 per share) were outstanding during 2000. The options outstanding during 2001 and 2000 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common shares.

14.    RELATED PARTY TRANSACTIONS:

Synapse Group, Inc., one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company’s Board of Directors. As of December 31, 2001, the Company maintained an accounts receivable balance of $1.1 million from Synapse Group, Inc., which balance was within normal business terms.

Edgewater has entered into agreements with certain stockholders and officers of the Company to lease certain parcels of land and buildings that were used in the Company’s operations. Rent expense related to these facilities totaled approximately $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future related party lease obligations relate to the Company’s former corporate headquarters in Fayetteville, Arkansas. As the Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company hopes to sublease or assign the Fayetteville lease to a third party in the future.

Included in other current assets as of December 31, 2000 are advances to certain officers and employees totaling $0.1 million.

15.    COMMITMENTS AND CONTINGENCIES:

On August 15, 2001, we filed a lawsuit in Delaware Chancery Court (the “Delaware Action”) against Staffmark Investment, LLC and a number of its Delaware subsidiaries (collectively, the “LLC”). The LLC is a majority owned subsidiary of Stephens Group, Inc. (the “Stephens Group”), which purchased our Company’s commercial staffing business on June 28, 2000 (the “Commercial Sale”) pursuant to a purchase agreement dated May 16, 2000 (the “Purchase Agreement”) involving our company and the Stephens Group. In the Delaware Action, we requested the Delaware Chancery Court to interpret the Purchase Agreement and agree with our conclusion that our Company has no contractual or other responsibility to the LLC under or in connection with the Purchase Agreement. In the Delaware Action, we also requested the court to prohibit and otherwise enjoin any claims by the LLC under or in connection with the Purchase Agreement, which is governed by Delaware law. On January 10, 2002, the Delaware Chancery Court transferred the Delaware Action to Delaware Superior Court, which is a court that adjudicates legal claims, as opposed to equitable claims.

On August 23, 2001, the LLC and the Stephens Group filed a lawsuit in Washington County Circuit Court in Arkansas against our company (the “Arkansas Action”), seeking in excess of $13 million of alleged actual, incidental and consequential damages and not less than $25 million in punitive damages concerning alleged breaches and alleged misrepresentations, respectively, under and in connection with the Purchase Agreement. On December 21, 2001, the Judge in the Washington County Circuit Court in Arkansas granted our motion to stay the Arkansas Action in favor of the Delaware Action. On March 8, 2002, the Stephens Group and the LLC dismissed the Arkansas Action and on the same day filed an answer to the Delaware Action and a counterclaim in Delaware Superior Court against our company alleging misrepresentations and breaches under and in connection with the Purchase Agreement and requesting damages in an amount to be proved at the trial (the “Counterclaim”). We believe that the Counterclaim is without merit and we will vigorously pursue the Delaware Action, while vigorously defending against the Counterclaim. Discovery is in process with respect to the Delaware Action and the Counterclaim. A trial date of November 18, 2002 has been set for the Delaware Action and the Counterclaim.

We are also a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition of our Company. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable.

Edgewater has employment agreements with certain executive officers and management personnel that provide for annual salaries, cost-of-living adjustments and additional compensation in the form of “performance-based” bonuses. Certain agreements include covenants against competition with Edgewater, which extend for a period of time after termination. These agreements generally continue until terminated by the employee or Edgewater.

16.    NONCANCELABLE OPERATING LEASES:

Edgewater leases office space and certain equipment under noncancellable operating and capital leases through 2009. As discussed in Note 14 certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year are as follows:

Fiscal Years	Amount
(In Thousands)
2002	$1,243
2003	906
2004	735
2005	574
2006	392
Thereafter	615

$4,465

Rent expense, including amounts paid to related parties and for discontinued operations, was approximately $1.3 million, $12.3 million and $13.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

17.    SEGMENT INFORMATION:

The Company engages in business activities under one reporting segment, which provides technical consulting, custom software development and system integration services.

18.    SIGNIFICANT CUSTOMERS:

The following table summarizes the revenue and accounts receivable from customers in excess of 10% of reported amounts for the periods presented.

	December 31,
	2001	2000	1999
Revenue
Customer A	40.1%	27.0%	48.8%
Customer B	—	19.9%	13.0%
Customer C	—	18.0%	17.0%

	December 31,
	2000	2001
Accounts Receivable
Customer A	50.1%	36.9%
Customer B	—	16.5%
Customer C	12.4%	10.3%
Customer D	10.1%	—

19.    SUBSEQUENT EVENT (UNAUDITED):

On February 28, 2002, Edgewater announced that it was undertaking cost cutting measures to address the increasingly volatile economic climate and to realign its expenses with anticipated revenue in 2002. Edgewater reduced its overall headcount by 38 employees, or 19% of its total workforce, and expects to take a restructuring charge in the first quarter of 2002 of approximately $.5 million, which will consist primarily of severance and related expenses. The restructuring is anticipated to provide $3.0 million in annualized savings.

Supplementary Quarterly Financial Information (In Thousands except per share data)

The net income and earnings per share amounts below include results from discontinued operations.

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Service revenues	$7,757	$6,748	$6,015	$6,054
Gross profit	3,516	2,648	2,300	2,377
Net income (loss)	4,678	(1,281)	70	(1,562)
Basic earnings per share	$0.28	$(0.09)	$0.01	$(0.09)
Diluted earnings per share	$0.28	$(0.09)	$0.01	$(0.09)

	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Service revenues	$7,147	$8,072	$8,408	$8,172
Gross profit	3,717	4,243	4,249	3,756
Net income (loss)	1,931	(106,776)	61,578	(7,940)
Basic earnings per share	$0.07	$(3.62)	$2.11	$(0.28)
Diluted earnings per share	$0.07	$(3.61)	$2.11	$(0.28)

The following table presents our restated financials, taking into consideration the financial results reported on Form 10-Q, adjusted for amounts related to discontinued operations.

	First Quarter 2000			Second Quarter 2000
		Discontinued			Discontinued
	Per Form 10-Q	Operations	Restated	Per Form 10-Q	Operations	Restated
Service revenues	$294,345	$(287,198)	$7,147	$65,143	$(57,071)	$8,072
Gross profit	73,017	(69,300)	3,717	19,738	(15,495)	4,243
Net loss – continuing	1,931	(2,529)	(598)	(102,313)	101,817	(496)
Discontinued operations	—	2,529	2,529	1,712	(101,817)	(100,105)
Loss on sale	—	—	—	(6,175)	—	(6,175)
Net income (loss)	1,931	—	1,931	(106,776)	—	(106,776)
Basic earnings per share	$0.07	—	$0.07	$(3.62)	—	$(3.62)
Diluted earnings per share	$0.07	—	$0.07	$(3.61)	—	$(3.61)

	Third Quarter 2000			Fourth Quarter 2000
		Discontinued			Discontinued
	Per Form 10-Q	Operations	Restated	4th Quarter	Operations	Restated
Service revenues	$15,595	$(7,187)	$8,408	$16,313	$(8,141)	$8,172
Gross profit	6,544	(2,295)	4,249	6,240	(2,484)	3,756
Net loss—continuing	(430)	1,170	740	(2,154)	828	(1,326)
Discontinued operations	(7,725)	(1,170)	(8,895)	(6,597)	(468)	(7,065)
Extraordinary item, net	—	—	—	—	(360)	(360)
Gain on sale	69,733	—	69,733	811	—	811
Net income (loss)	61,578	—	61,578	(7,940)	—	(7,940)
Basic earnings per share	$2.11	—	$2.11	$(0.28)	—	$(0.28)
Diluted earnings per share	$2.11	—	$2.11	$(0.28)	—	$(0.28)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements or changes in our independent accountants since our inception.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC rules on or before April 30, 2002.

(a)
The information called for by Item 10 of Form 10-K for the identification of directors and executive officers of the Company is included in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2002, is incorporated herein by reference to the material under the caption “Election of DirectorsNominees for Election – Other Named Executive Officers.”

(b)
The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership—Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by Item 11 of Form 10-K for management remuneration is incorporated herein by reference to the material under the caption “Compensation of Outside Directors and the Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 of Form 10-K for the security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption “Stock Ownership – Beneficial Ownership of Certain Stockholders, Directors and Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 of Form 10-K is incorporated herein by reference to the material under the caption “Certain Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2002.

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

(a) 3.	See “Exhibit Index” on the following pages.

(b)	Reports on Form 8-K during the fourth quarter of 2001.

None.

(a) 3.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among StaffMark, Inc. n/k/a Edgewater Technology, Inc. (the “Company”), Brewer Personnel Services Acquisition Corp., Brewer Personnel Services, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513).

2.2
Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, Prostaff Personnel Acquisition Corp., Excel Temporary Staffing Acquisition Corp., Professional Resources Acquisition Corp., Prostaff Personnel, Inc., Excel Temporary Staffing, Inc., Professional Resources, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

2.3
Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, Maxwell/Healthcare Acquisition Corp., Square One Rehab Acquisition Corp., Maxwell Staffing of Bristow Acquisition Corp., Maxwell Staffing Acquisition Corp., Technical Staffing Acquisition Corp., Maxwell/Healthcare, Inc., Square One Rehab, Inc., Maxwell Staffing of Bristow, Inc., Maxwell Staffing, Inc., Technical Staffing, Inc. and the Stockholders named therein (Incorporated by reference from Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

2.4
Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, HRA Acquisition Corp., HRA, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.4 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

2.5
Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, First Choice Staffing Acquisition Corp., First Choice Staffing, Inc., and the Stockholders named therein (Incorporated by reference from Exhibit 2.5 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

2.6
Agreement and Plan of Reorganization, dated as of June 17, 1996, by and among the Company, DP Pros of Burlington Acquisition Corp., Blethen Temporaries Acquisition Corp., Personnel Placement Acquisition Corp., Jaeger Personnel Services Acquisition Corp., Dixon Enterprises of Burlington Acquisition Corp., Trasec Acquisition Corp., DP Pros of Burlington, Inc., Blethen Temporaries, Inc., Personnel Placement, Inc., Jaeger Personnel Services, Ltd., Dixon Enterprises of Burlington, Inc., Trasec Corp., and the Stockholders named therein (Incorporated by reference from Exhibit 2.6 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

2.7
Asset Purchase Agreement, dated as of November 29, 1996, among the Company, The Technology Source Acquisition Corporation, and The Technology Source, L.L.C. (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 1996).

2.8
Asset Purchase Agreement, dated as of March 17, 1997, by and among the Company, StaffMark Acquisition Two, StaffMark Acquisition Three, Flexible Personnel, Great Lakes Search Associates, Inc., H.R. America, Inc. Douglas H. Curtis, Jean A. Curtis and Robert P. Curtis (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 1997 and as amended by Form 8-K/A as filed with the SEC on May 30, 1997).

2.9
Agreement and Plan of Reorganization, dated April 4, 1997, by and among the Company, StaffMark Acquisition Four, Global Dynamics, Inc., the Perry Butler Charitable Remainder Trust, the Carolyn J. Butler Charitable Remainder Trust, Perry Butler, Carolyn J. Butler and Paul Sharps (Incorporated by reference form Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 1997 and as amended by Form 8-K/A as filed with the SEC on June 6, 1997).

2.10
Asset Purchase Agreement, dated as of April 24, 1997, by and among the Company, StaffMark Acquisition Five, Lindenberg & Associates, Inc., Earl Lindenberg and Mark Tiemann. (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 1997).

2.11
Asset Purchase Agreement, dated as of August 4, 1997, by and among the Company, StaffMark Acquisition Corporation Ten and Expert Business Systems, Incorporated (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 15, 1997 and as amended by Form 8-K/A as filed with the SEC on September 19, 1997).

2.12
Asset Purchase Agreement, dated as of September 15, 1997, by and among the Company, StaffMark Acquisition Corporation Twelve, and H. Allen & Company, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 26, 1997).

2.13
Stock Purchase Agreement dated as of October 28, 1997 by and among the Company, the Estate of Russell H. Stanley and Allan J. Lebow. (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 1997).

2.14
Asset Purchase Agreement dated as of November 4, 1997, by and among StaffMark, Inc., StaffMark Acquisition Corporation Thirteen, StaffMark Acquisition Corporation Fourteen, EMJAY Careers, L.P. and EMJAY Contracts, L.P. (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 1997).

2.15
Asset Purchase Agreement dated as of November 10, 1997 by and among the Company, StaffMark Acquisition Corporation Sixteen, Structured Logic Company, Inc. and Structured Logic Systems, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 1997 and as amended by Form 8-K/A as filed with the SEC on January 16, 1998).

2.16
Membership Interest Purchase Agreement dated as of January 9, 1998, by and among the Company, Elihu Gordis, Jay Horowitz, Eugene Greene and Kristin Vickery (Incorporated by reference from Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on January 23, 1998 and as amended by Form 8-K/A as filed with the SEC on March 16, 1998).

2.17
Asset Purchase Agreement dated as of June 5, 1998, by and among the Company, StaffMark Acquisition Corporation Twenty-Four, StaffMark Acquisition Corporation Twenty-Five, Progressive Resources, Inc., Progressive Personnel Resources, Inc. Strategic Computer Resources, LLC and Progressive Personnel Resources of New Jersey, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 19, 1998).

2.18
Merger Agreement dated as of August 18, 1998, by and among the Company, PFS&C Services International Holding Company, Inc. and Robert Walters plc (Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on September 25, 1998).

2.19
Purchase Agreement dated as of May 16, 2000, by and between the Company and Stephens Group, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 14, 2000).

1 This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

2.20
Sponsorship and Underwriting Agreement dated as of July 6, 2000, by and among Credit Suisse First Boston (Europe) Limited, West LB Panmure Limited, Charthouse Securities Limited, RW Holding CV, FAIT LLC, Robert Walters plc and the Directors of Robert Walters plc (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 26, 2000).

2.21
Deed of Guarantee dated as of July 6, 2000, by and among the Company, Credit Suisse First Boston (Europe) Limited, Charthouse Securities Limited, Robert Walters plc and the Directors of Robert Walters plc (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on July 26, 2000).

2.22
Stock Purchase Agreement dated as of November 16, 2000, by and between the Company and IM Acquisition, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 1, 2000).

2.23
Stock Purchase Agreement dated as of December 15, 2000, by and between the Company and Cross Country TravCorps, Inc. (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement (DEFM 14A) filed with the SEC on February 6, 2001).

3.1	Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.2	Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.3	Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Incorporated by reference from Exhibit 3.3 to the Company’s Form 10-K filed with the SEC on March 16, 1999).

3.4	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	StaffMark, Inc. 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).[1]

10.2
Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

10.3	Employment Agreement between the Company and Terry C. Bellora (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).[1]

10.4
Employment Agreement among the Company, Brewer Personnel Services, Inc. and Clete T. Brewer. (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

1 This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

10.5
Employment Agreement among the Company, Brewer Personnel Services, Inc. and Jerry T. Brewer. (Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

10.6	Employment Agreement among the Company, Prostaff and Steven E. Schulte. (Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

10.7
Employment Agreement among the Company, Maxwell Staffing, Inc. and John H. Maxwell, Jr. (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

10.8
Employment Agreement among the Company, Maxwell Staffing, Inc. and Mary Sue Maxwell. (Incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

10.9	Employment Agreement among the Company, HRA, Inc. and W. David Bartholomew. (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

10.10	Employment Agreement among the Company, HRA, Inc. and Ted Feldman. (Incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

10.11
Employment Agreement among the Company, First Choice Temporary Staffing, Inc. and William T. Gregory. (Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

10.12
Employment Agreement among the Company, The Blethen Group, Inc. and Janice Blethen. (Incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).[1]

10.13
Employment Agreement by and between the Company and Gordon Y. Allison dated June 23, 1997 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997).[1]

10.14
Credit Agreement dated October 4, 1996, in the amount of $50,000,000 by and between the Registrant, the lenders named therein (the “Lenders”) and Mercantile Bank of St. Louis National Association (“Mercantile”), as Agent on behalf of the Lenders (the “Credit Agreement”). (Incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)).

10.15
First Amendment to the Credit Agreement dated December 18, 1996 among the Registrant and the Lenders named therein (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

10.16
Second Amendment to the Credit Agreement dated May 30, 1997 by and among the Company and the Lenders named therein and Mercantile, as agent on behalf of the Lenders. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997).

10.17	The Company’s 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-29689)).[1]

1 This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

10.18
Lock-Up and Registration Rights Agreement dated September 20, 1996 by and among the Company, Jerry T. Brewer, Clete T. Brewer, Chad J. Brewer, Donald A. Marr, Jr., Robert H. Janes III, John C. Becker, Betty Becker, Donna F. Vassil, Janice Blethen and Capstone Partners, L.L.C. (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

10.19
Lease Agreement among Brewer Personnel Services, Inc. and Brewer Investments L.P. for the StaffMark Corporate offices located at 302 East Millsap Road, City of Fayetteville, County of Washington, State of Arkansas. (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

10.20
Lease Agreement among Maxwell Staffing, Inc. and Maxwell Properties, L.L.C. for the Company’s offices located at 8221 East 63rd Place, Tulsa, Oklahoma. (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

10.21
Lease Agreement among Maxwell/Healthcare, Inc. and Maxwell Properties L.L.C. for the Company’s offices located at 8211-8213 East 65th Street, Tulsa, Oklahoma. (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997).

10.22
Amended and Restated Credit Agreement dated March 9, 1998, by and among the Company, the lenders named therein (the “Lenders”) and Mercantile Bank National Association (“Mercantile”), as agent on behalf of the Lenders1. (Incorporated by reference from Exhibit 10.22 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).

10.23
First Amendment to the Amended and Restated Credit Agreement dated March 16, 1998, by and among the Company, the Lenders and Mercantile, as agent on behalf of the Lenders. (Incorporated by reference from Exhibit 10.23 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).

10.24
The Company’s Amended and Restated 1996 Stock Option Plan. (Incorporated by reference from Exhibit 10.24 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).[1]

10.25
The Company’s 1997 Employee Stock Purchase Plan, as amended. (Incorporated by reference from Exhibit 10.25 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).[1]

10.26
The Company’s Stock Election Plan for Non-Employee Directors. (Incorporated by reference from Exhibit 10.26 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).[1]

10.27
The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).[1]

10.28
Second Amended and Restated Credit Agreement dated August 20, 1998 by and among the Company, the lenders named therein (the “Lenders”), Mercantile, as administrative agent on behalf of the Lenders and the First National Bank of Chicago, as syndication agent on behalf of the Lenders (Incorporated by reference from Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998).

1 This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

10.29
Third Amended and Restated Credit Agreement dated January 20, 1999 by and among StaffMark, Inc., Robert Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the “Lenders”), The First National Bank of Chicago, as syndication agent on behalf of Lenders, Mercantile Bank National Association, as administrative agent on behalf of Lenders, Bank of America National Trust and Saving Association, Credit Lyonnais New York Branch, Fleet National Bank and First Union National Bank, as co-agents on behalf of the Lenders (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the SEC on May 13, 1999).

10.30
First Amendment to Third Amended and Restated Credit Agreement dated May 6, 1999, by and among StaffMark, Inc., Robert Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the “Lenders”), The First National Bank of Chicago, as syndication agent on behalf of the Lenders, Mercantile Bank National Association, as administrative agent on behalf of the Lenders, and Bank of America National Trust and Savings Association, Credit Lyonnais New York Branch, Fleet National Bank and First Union National Bank, as co-agents on behalf of the Lenders (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999).

10.31
Lease Agreement by and between the Company and Brewer Investments II LC dated June 2, 1999 and effective as of July 1, 1999, for StaffMark, Inc.’s corporate headquarters located at 302 East Millsap and 234 East Millsap in Fayetteville, Arkansas (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999).

10.32
Employment Agreement between the Company and Stephen R. Bova dated as of August 18, 1999 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999).[1]

10.33
First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Clete T. Brewer, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, Brewer Personnel Services, Inc. and Clete T. Brewer, which original agreement is incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999).[1]

10.34
First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Terry C. Bellora, amending that certain Employment Agreement dated as of August 20, 1996, by and among the Company and Terry C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999).[1]

10.35
First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and David Bartholomew, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, HRA, Inc. n/k/a StaffMark, Inc. – Nashville and David Bartholomew, which original agreement is incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999).[1]

10.36
First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Gordon Y. Allison, amending that certain Employment Agreement dated as of June 23, 1997, by and between the Company and Gordon Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on July 28, 1997 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999).[1]

1 This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

10.37	The Company’s 1999 Employee Stock Purchase Plan filed with the SEC on October 1, 1999 (Incorporated by reference from Exhibit 4.6 to the Company’s Form S-8 (File No. 333-88313)).[1]

10.38	The Company’s Amended and Restated 1996 Stock Option Plan filed with the SEC on October 1, 1999 (Incorporated by reference from Exhibit 4.7 to the Company’s Form S-8 (File No. 333-88313)).[1]

10.39	The Company’s 1999 U.K. Sharesave Plan filed with the SEC on December 22, 1999 (Incorporated by reference from Exhibit 4.6 to the Company’s Form S-8 (File No. 333-93325)).[1]

10.40
The Company’s Amended and Restated 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000).[1]

10.41	The Company’s 2000 Employee Stock Option Plan filed with the SEC on November 30, 2000 (Incorporated by reference from Exhibit 4.8 to the Company’s Form S-8 (File No. 333-50912)).[1]

10.42
Second Amendment to Employment Agreement dated as of December 1, 2000, between the Company and Terry C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-15059), and which First Amendment is incorporated by reference from Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.[1]

10.43
Second Amendment to Employment Agreement dated as of December 1, 2000, between the Company and Clete T. Brewer, which original agreement is incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-15059), and which First Amendment is incorporated by reference from Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.[1]

10.44
Second Amendment to Employment Agreement dated as of December 1, 2000, between the Company and Gordon Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997 and which First Amendment is incorporated by reference from Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.[1]

10.45
Employment Agreement dated as of April 14, 2000, by and between Shirley Singleton and Edgewater Technology (Delaware), Inc. (Incorporated by reference from Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on July 27, 2001). [1]

10.46
Employment Agreement dated as of April 14, 2000, by and between Dave Clancey and Edgewater Technology (Delaware), Inc. (Incorporated by reference from Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on July 27, 2001). [1]

1 This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

10.47	Employment Agreement dated as of April 14, 2000, by and between Dave Gallo and Edgewater Technology (Delaware), Inc.*[1]

10.48	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002.*[1]

10.49	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002.*[1]

21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2001.*

23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.*

24.1	Power of Attorney (See page 57).*

99.1	Letter dated March 26, 2002 to the SEC from the Company pursuant to Temporary Note 3T to Article 3 of Regulation SX.*

* Filed herewith
1 This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 26, 2002.

EDGEWATER TECHNOLOGY, INC.

By:	/s/ SHIRLEY SINGLETON
Shirley Singleton President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Shirley Singleton, Kevin Rhodes and Gordon Y. Allison, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Name	Title	Date

/S/ SHIRLEY SINGLETON Shirley Singleton	President, Chief Executive Officer and Director	March 26, 2002

/S/ KEVIN R. RHODES Kevin R. Rhodes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002

/S/ CLETE T. BREWER Clete T. Brewer	Non-Executive Chairman and Director	March 26, 2002

/S/ MICHAEL R. LOEB Michael R. Loeb	Director	March 26, 2002

/S/ WILLIAM J. LYNCH William J. Lynch	Director	March 26, 2002

/S/ BOB L. MARTIN Bob L. Martin	Director	March 26, 2002

/S/ CHARLES A. SANDERS Charles A. Sanders	Director	March 26, 2002