Form 10-Q
period 2002-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2002-05-08
CIK 1017968

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

                  For the quarterly period ended March 31, 2002

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 7, 2002 was 11,618,439.

================================================================================

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
                 ----------------------------------------------
                                      INDEX
                                      -----
                                                                           Page
                                                                           ----
PART I -- FINANCIAL INFORMATION

   Item 1 -- Financial Statements

   Consolidated Financial Statements

      Consolidated Balance Sheets as of March 31, 2002 and
      December 31, 2001                                                       3

      Consolidated Statements of Operations for the Three Months
      Ended March 31, 2002 and 2001                                           4

      Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2002 and 2001                                           5


      Notes to Consolidated Financial Statements                              6

   Item 2 -- Management's Discussion and Analysis of Financial
             Condition and Results of Operations

      Business Overview                                                      11
      Recent Events                                                          12
      Discontinued Operations                                                12
      Financial Information                                                  12
      Results for the Three Months Ended March 31, 2002
        Compared to Results for the Three Months Ended
        March 31, 2001                                                       12
      Liquidity and Capital Resources                                        13
      Legal Proceedings                                                      14
      Special Note Regarding Forward Looking Statements                      14

   Item 3 -- Quantitative and Qualitative Disclosures
             About Market Risk                                               15

PART II - OTHER INFORMATION

   Item 1 -- Legal Proceedings                                               16
   Item 2 -- Changes in Securities and Use of Proceeds                       16
   Item 4 -- Submission of Matters to a Vote of Security Holders             16
   Item 5 -- Other Information                                               16
   Item 6 -- Exhibits and Reports on Form 8-K                                16
     (a)     Exhibits

     (b)     Reports on Form 8-K

   Signatures                                                                17

                           EDGEWATER TECHNOLOGY, INC.

                           Consolidated Balance Sheets
                      (In Thousands Except Per Share Data)

                                            March 31,         December 31,
                                              2002                2001
                                           -------------    ----------------
                                           (Unaudited)

                    ASSETS

Current assets:
   Cash and cash equivalents                    $25,041            $40,128
   Short-term investments                        23,589             11,373
   Accounts receivable, net                       2,676              4,045
   Deferred income taxes                            491                491
   Prepaid expenses and other current assets        818                859
                                              ----------        ------------
         Total current assets                    52,615             56,896

Property and equipment, net                       1,897              2,056
Intangible assets, net (Note 8)                  19,274             31,807
Deferred income taxes                            22,673             22,032
Other assets                                         56                 56
                                              ----------        ------------
         Total assets                           $96,515           $112,847
                                              ==========        ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities     $   932            $ 1,801
   Other liabilities including restructuring
      and discontinued operations                 3,238              4,841
   Current portion of capital lease
      obligations                                   251                293
   Payroll and related liabilities                  745                629
   Other liabilities                                212                231
                                              ------------       -----------
         Total current liabilities                5,378              7,795

Long-term liabilities:                               17                 60

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000
      shares authorized, no shares issued
      or outstanding                                  -                  -
   Common stock, $.01 par value; 200,000
      shares authorized, 29,596 shares
      issued, 11,608 and 11,594 shares
      outstanding as of March 31, 2002 and
      December 31, 2001, respectively               296                296
   Paid-in capital                              217,384            217,438
   Treasury stock, at cost, 17,988 and 18,002
      shares at March 31, 2002 and
      December 31, 2001, respectively          (139,825)          (139,916)
   Retained earnings                             13,265             27,174
                                              ------------      ------------
         Total stockholders' equity              91,120            104,992
                                              ------------      ------------
         Total liabilities and stockholders'
           equity                               $96,515           $112,847
                                              ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (In Thousands, Except Per Share Data)

                                                          Three Months Ended
                                                               March 31,
                                                         2002            2001
                                                      --------         ---------
                                                              (Unaudited)

Revenue                                                $ 4,582         $ 7,757
Cost of services                                         3,405           4,241
                                                      -----------      ---------
   Gross profit                                          1,177           3,516

Operating expenses
   Selling, general and administrative                   2,218           3,440
   Depreciation and amortization (Note 8)                  290           1,373
   Restructuring Charges                                   349               -
                                                      -----------      ---------
      Operating loss                                    (1,680)         (1,297)

Interest income and other, net                            (221)           (937)
                                                      -----------      ---------
Loss before income taxes and extraordinary item         (1,459)           (360)
Income tax provision                                         -             310
                                                      -----------      ---------
   Net loss from continuing operations before
      extraordinary item and change in
      accounting principle                              (1,459)           (670)

Discontinued operations (Note 6):
   Loss from operations of discontinued divisions            -          (1,010)
   Gain on sale of division                                  -           6,514
Extraordinary item, net of applicable taxes (Note 7)         -            (156)
Change in accounting principle (Note 8)                (12,451)              -
                                                      -----------      ---------
   Net (loss) income                                  ($13,910)        $ 4,678
                                                      ===========      =========
Basic earnings per share
   Continuing operations                              ($  0.13)         ($0.04)
                                                      ===========      =========
   Discontinued operations                                   -           $0.33
                                                      ===========      =========
   Extraordinary item                                        -          ($0.01)
                                                      ===========      =========
   Change in accounting principle                     ($  1.07)              -
                                                      ===========      =========
   Net (loss) income                                  ($  1.20)          $0.28
                                                      ===========      =========
Diluted earnings per share
   Continuing operations                              ($  0.13)         ($0.04)
                                                      ===========      =========
   Discontinued operations                                   -           $0.33
                                                      ===========      =========
   Extraordinary item                                        -          ($0.01)
                                                      ===========      =========
   Change in accounting principle                     ($  1.07)              -
                                                      ===========      =========
   Net (loss) income                                  ($  1.20)          $0.28
                                                      ===========      =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In Thousands)

                                                          Three Months Ended
                                                               March 31,
                                                         2002             2001
                                                      ----------        -------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                    $(13,910)    $  4,678
   Loss from discontinued operations                           -        1,010
   Gain on sale of division                                    -       (6,514)
   Extraordinary item, net of applicable taxes                 -          156
   Change in accounting principle                         12,451            -
                                                       ----------    ---------
   Net loss from continuing operations                    (1,459)        (670)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                         290        1,373
       Provision for bad debts                                40           50
       Deferred income taxes                                   -          310
       Other, net                                              -           (2)
       Change in operating accounts,
         net of effects of dispositions:
            Accounts receivable                            1,354         (599)
            Prepaid expenses and other current assets         16          457
            Accounts payable and accrued liabilities        (869)         150
            Payroll and related liabilities                  153         (892)
            Other liabilities                                (19)           -
            Payment of nonrecurring expenses                   -         (417)
                                                       ----------    ---------
Net cash used in operating activities                       (494)        (240)
                                                       ----------    ---------
Net cash used in discontinued operating activities        (2,244)      (2,003)
                                                       ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses                            -       35,246
   Purchases of short-term investments                   (12,216)           -
   Purchases of businesses, net of cash acquired               -       (1,200)
   Capital expenditures                                      (48)        (278)
                                                       ----------    ---------
Net cash (used in) provided by investing activities      (12,264)      33,768
                                                       ----------    ---------
Net cash used in discontinued investing activities             -          (33)
                                                       ----------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on borrowings                                    (85)           -
   Proceeds from employee stock plans and stock
      option exercises                                         -          143
   Repurchase of stock                                         -     (133,192)
                                                       ----------    ---------
Net cash used in financing activities                        (85)    (133,049)

Net decrease in cash and cash equivalents                (15,087)    (101,557)
CASH AND CASH EQUIVALENTS, beginning of period            40,128      145,581
                                                       ----------    ---------
CASH AND CASH EQUIVALENTS, end of period                $ 25,041     $ 44,024
                                                       ==========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                        $     10     $     18
                                                       ==========    =========
   Borrowing on capital leases                          $      -     $     68
                                                       ==========    =========
   Income taxes paid                                    $      -     $    180
                                                       ==========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

1.   ORGANIZATION:
     ------------

     Edgewater Technology, Inc. ("Edgewater", "Edgewater Technology" or the "Company" f/k/a StaffMark, Inc.) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our clients, targeting strategic, mission-critical applications. With approximately 124 technical consulting professionals, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of strategically positioned solutions centers.

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

2.   BASIS OF PRESENTATION:
     ----------------------

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

     The accompanying interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2001 Annual Report on Form 10-K as filed with the SEC on March 27, 2002.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control including variability in demand for Internet related professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees.

     As discussed in Note 6, during 2000 and 2001, Edgewater sold its interest in all of its non-Solutions business divisions. The operating results for these divisions have been included in discontinued operations in the accompanying consolidated financial statements.

3.   SHORT TERM INVESTMENTS:
     -----------------------

     Short-term investments are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to municipal government obligations and commercial paper. All investments that have original maturities greater than three months are considered short-term investments.

4.   RESTRUCTURING CHARGES:
     ----------------------

     In February 2002, due to the economic climate that has postponed or delayed spending for information technology services, Edgewater announced that it was undertaking cost cutting measures by realigning its expenses with anticipated revenue in 2002. Edgewater reduced its overall headcount by 38 employees, or 19% of its total workforce. The Company recorded a restructuring charge in the first quarter of 2002 of $350,000, which consisted primarily of severance and similar employee termination expenses. The restructuring is anticipated to provide approximately $700,000 in quarterly savings beginning in the second quarter of fiscal year 2002. Restructuring activities during the three months ended March 31, 2002 consist of the following (in thousands):

      Severance and benefit expense                $350
      Cash payouts                                  237
                                                   -----
      Balance Remaining March 31, 2002             $113

     Edgewater expects to pay the balance of the restructuring accrual during the second quarter of 2002.

5.   BUSINESS TRANSACTIONS:
     ----------------------

     Effective April 1, 1999, we acquired Edgewater Technology (Delaware), Inc. ("Edgewater Delaware"), an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market clients. As the acquisition was accounted for as a purchase business combination, the consolidated financial statements include the operating results of Edgewater Delaware from the date of acquisition. The cost of this acquisition has been allocated based on estimated fair market value of the assets acquired and liabilities assumed with the excess costs over fair values of net assets acquired recorded as goodwill. The carrying value of this goodwill has been adjusted during the period ending March 31, 2002, according to the provisions of SFAS 142, as discussed in Note 8.

     Edgewater Delaware was acquired for aggregate consideration of $ 44.6 million, of which $1.2 million was paid during the three months ended March 31, 2001.

6.   DISCONTINUED OPERATIONS:
     ------------------------

     During the first quarter of 1999, market values for publicly traded staffing companies began to decline. At that time, we (Edgewater Technology, Inc. and subsidiaries, formerly StaffMark, Inc.) were engaged in the temporary and permanent placement and staffing services businesses, including light industrial and commercial staffing, finance and accounting staffing and placement, traditional information technology ("IT") staffing and solutions services (excluding Solutions project work), legal staffing and placement services and clinical trials staffing and services. For many staffing companies, this downward trend subsequently continued or deteriorated further and was compounded by a Year 2000-related slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for publicly-traded staffing entities.

     In response to these developments, the Company began to explore, during the second half of 1999, strategic alternatives for each of our staffing business platforms in an effort to maximize stockholder value. After evaluating our traditional businesses, our systems integration and consulting business and our debt levels, management and the Board of Directors chose to take decisive action. The Company decided to undergo a comprehensive program to refocus future growth initiatives on our systems integration and consulting business, Edgewater Delaware and to effect the following divestitures of each of our staffing businesses.

Our restructuring included the following disposition and other transactions:

     o On June 28, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name "StaffMark" as that was the name used by the Commercial segment. As a result of the transaction, we changed our name from "StaffMark, Inc." to "Edgewater Technology, Inc." and our stock symbol from "STAF" to "EDGW."

     o On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters plc ("Robert Walters") through an initial public offering ("IPO") on the London Stock Exchange. Robert Walters had previously been the finance and accounting placement and staffing consultancy platform within our Professional/IT segment. Our share of offering gross proceeds was $199.2 million prior to offering commissions, fees and expenses.

     o On September 22, 2000, we sold all of the outstanding stock of Strategic Legal Resources, Inc. ("Strategic Legal"), the legal staffing division within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.3 million, of which $4.3 million was represented by a promissory note that was collected in January 2001.

     o On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, our IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for $40.2 million in cash, which consisted of $42.7 million paid at the closing date less a $2.5 million post-closing working capital adjustment paid to IM Acquisition, Inc. in April 2001. In connection with this sale, we recorded a $53.9 million non-cash charge for the write-down of the goodwill in our IntelliMark division to estimated realizable values.

     o On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing working capital adjustments (the "Transaction"). We consummated the Transaction and received proceeds on March 16, 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. with respect to the post-closing working capital purchase price adjustment. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

     o On December 21, 2000, we commenced an issuer tender offer (the "Tender Offer"), which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at $8.00 per share (the "Tender Offer Price") for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

     As a result of the completion of the non-Solutions strategic alternative transactions described above, the operating results for ClinForce for 2001 and our corporate transition costs have been included in discontinued operations in the accompanying consolidated financial statements. Revenues and operating loss from discontinued operations were $7.7 million and $1.6 million, respectively, for the three months ended March 31, 2001.

7.   EXTRAORDINARY ITEM - WAKEFIELD TRAGEDY:
     ---------------------------------------

     On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. As a result of this tragedy, the Wakefield office was closed during the last week of December 2000. We incurred expenses totaling approximately $0.9 million through March 31, 2002, for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds and the applicable tax effect, in the accompanying consolidated statements of operations.

8.   CHANGE IN ACCOUNTING PRINCIPLE:
     -------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an indefinite life, are no longer amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement became effective January 1, 2002 and as a result, beginning January 1, 2002, we discontinued amortizing intangible assets related to goodwill. Our goodwill amortization expense for the period ending March 31, 2001 totaled $1.1 million. Adjusted reported net income assuming the exclusion of goodwill amortization for the three months ended March 31, 2001 would have been $5.8 million.

     The Company adopted SFAS No. 142 during the quarter ended March 31, 2002. In connection with the adoption of this new standard, the Company obtained an independent valuation of its business during the first quarter of 2002. As a result of this evaluation, in which the declining market values of the IT services sector played a major factor, the Company recorded a non-cash, goodwill impairment charge of $12.5 million. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment. Unamortized goodwill as of December 31, 2001 was $30.7 million. Our total unamortized goodwill, net of the impairment charge, as of March 31, 2002 amounts to $18.3 million. This charge was recorded as a change in accounting principle in the accompanying consolidated statement of operations.

9.   EARNINGS PER SHARE:
     -------------------

     A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                               Three Months Ended March 31,
                                            -----------------------------------
                                                   2002             2001
                                            -----------------   ---------------
                                           (In Thousands, Except Per Share Data)
Basic earnings per share:
Net income applicable to common shares            ($ 13,910)        $4,678
                                                   ========         ======
Weighted average common shares outstanding           11,607         16,497
                                                   ========         ======
Basic earnings per share of common stock            ($ 1.20)        $ 0.28
                                                   ========         ======
Diluted earnings per share:
Net income applicable to common shares            ($ 13,910)        $4,678
                                                   ========         ======

Weighted average common shares outstanding           11,607         16,497
Dilutive effect of stock options                          3              9
                                                   --------         ------
Weighted average common shares, assuming
   dilutive effect of stock options                  11,610         16,506
                                                   ========         ======
Diluted earnings per share of common stock          ($ 1.20)        $ 0.28
                                                   ========         ======

     Options to purchase approximately 3.3 million shares of common stock (at prices ranging from $3.72 to $39.63 per share) and 5.5 million shares of common stock (at prices ranging from $4.97 to $40.31 per share) were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. These options were still outstanding as of March 31, 2002.

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

10.  SEGMENT INFORMATION:
     -------------------

     As a result of the divestiture transactions described in Note 6, Edgewater Technology, the consulting and systems integration division, now represents our only segment of business; therefore no segment data has been provided.

11.  RELATED PARTY:
     --------------

     Synapse Group, Inc., one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company's Board of Directors. As of March 31, 2002, the Company maintained an accounts receivable balance of $1.1 million from Synapse Group, Inc., which balance was within normal business terms.

12.  NEW ACCOUNTING PRONOUNCEMENTS:
     ------------------------------

     In November 2001, the Emerging Issues Task Force released Topic D-103, "Income Statement Characterization of Reimbursements Received for
"Out-of-Pocket" Expenses Incurred". This announcement requires that reimbursement received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. This announcement is mandatory for financial reporting periods beginning after December 15, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Business Overview

     Edgewater Technology, Inc. ("Edgewater", "Edgewater Technology" or the "Company" f/k/a StaffMark, Inc.) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our clients, targeting strategic, mission-critical applications. With approximately 124 technical consulting professionals, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of strategically positioned solutions centers.

     Edgewater Technology offers an end-to-end platform of technology-driven business solutions to help organizations tackle the barriers of technology transition, including:

     (1) Strategy -- We advise our customers on how to apply technology to support the achievement of their business goals - whether their goals are reduction in cost, process improvements, customer service improvements or expanding into new markets and product lines. Our strategy services include analyzing the customer's business goals, business processes and existing technology infrastructure. We typically evaluate both packaged and custom software alternatives to solve their problem and formulate recommendations for a technology solution strategy. We emphasize quantifying the projected business impact of our recommended solutions in financial terms, as a means to ensure that our strategy recommendations drive business value. We provide a tactical road map that our customers can implement immediately, as opposed to the type of high-level consulting advice that requires additional planning prior to being implemented.

     (2) Solutions -- We design, build, and deploy large-scale enterprise-wide systems. Edgewater Technology's solutions services include developing and implementing custom applications as well as "blend-in" packaged applications to create flexible, scalable custom solutions that integrate a customer's Web presence, customer service and back-office legacy systems into technology-driven applications.

     (3) Support -- We provide a spectrum of post-deployment support services, including Internet application outsourcing, site maintenance and 7x24 hour monitoring.

With a ten year history, Edgewater Technology has focused, through our operating subsidiary company, on five key core values that differentiates us from the competition:

     (1) Delivery Excellence -- We have an enviable delivery history that is built upon a proven methodology and processes. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, established implementation and support methodologies and most importantly, effective and continued communication with our clients throughout the entire process.

     (2) Vertical Expertise -- We bring vertical industry knowledge together with a broad base of key strategic technologies. Edgewater uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our products and services include: Financial Services (retail banking, insurance, portfolio/asset management); Health care (managed care, life sciences); Retail and Emerging Markets (higher education, transportation), while we also focus on service offerings that cross each vertical such as Customer Service and Supply Chain.

     (3) Technology Excellence -- We extend our services through proven key strategic technologies that focus on vertical business practices to build scalable custom solutions providing a solid return on the investment and thereby competitive advantage to our clients. Edgewater Technology's areas of technical expertise include: Web-based solutions; architectural strategy;
Internet/Intranet/Extranet; e-commerce; computer telephony; transaction processing and legacy systems integration.

     (4) Middle-Market Focus -- We are well positioned to serve the technology needs of the middle-market through our solutions centers based in second-tier cities in which middle-market enterprises typically reside. The middle-market, defined as companies and/or subsidiaries of large corporations with $50 million to $1 billion in revenue, is a large growing segment of the economy.

     (5) Strong Operational Metrics -- Edgewater Technology's original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consultant resources, and disciplined financial practices resulting in predictable utilization, gross profit and a strong balance sheet.

Recent Events

     On February 28, 2002, Edgewater Technology implemented a workforce reduction that adjusted our Company's headcount by nineteen percent (19%), or approximately 38 positions. The Company recorded a restructure charge of approximately $350,000 in the first quarter of 2002, consisting principally of severance pay and similar employee termination costs. The workforce reduction was designed to right-size our Company's expenses with our current revenue outlook.

Discontinued Operations

     As a result of the completion of the non-Solutions strategic alternative transactions described in footnote six (6) to the consolidated financial statements, the operating results for ClinForce for 2001 and our corporate transition costs have been included in discontinued operations in the accompanying consolidated financial statements. Revenues and operating loss from discontinued operations were $7.7 million and $1.6 million, respectively, for the three months ended March 31, 2001.

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

Results For The Three Months Ended March 31, 2002 Compared To Results For The Three Months Ended March 31, 2001

     Revenues. Revenues for the three months ended March 31, 2002 decreased $3.2 million, or 40.9%, to $4.6 million compared to $7.8 million for the three months ended March 31, 2001. Revenues decreased primarily due to an economic slowdown that has affected spending for information technology services, resulting in postponed or delayed projects. For the three months ended March 31, 2002 and 2001, two and three customers, respectively, each contributed more than 10% of revenues. Our project backlog at March 31, 2002 was $9.6 million.

     Cost of Services. Project personnel costs consist principally of salaries, payroll taxes, employee benefits and un-reimbursed travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs decreased $0.8 million, or 19.8%, to $3.4 million for the three months ended March 31, 2002 compared to $4.2 million for the three months ended March 31, 2001. Utilization is a function of our ability to utilize our billable professionals and generate revenues. Our utilization rates have been historically above 75%, but have declined to slightly below 60% during the first quarter of 2002, resulting in lower gross profit and gross margin as compared to previous periods. This decrease is primarily the result of lower revenues from previous quarters.

     Gross Profit. Gross profit for the three months ended March 31, 2002 decreased $2.3 million, or 66.5%, to $1.2 million compared to $3.5 million for the three months ended March 31, 2001. The decrease in gross profit directly relates to the decrease in revenues and utilization during the period. Gross profit margin for the three months ended March 31, 2002 was 25.7% compared to 45.3% during the same period one year ago.

     SG&A. Selling, general and administrative expenses ("SG&A") decreased $1.2 million, or 35.5%, to $2.2 million for the three months ended March 31, 2002 compared to $3.4 million for the three months ended March 31, 2001. SG&A as a percentage of revenue was 48.4% and 44.4% for the three months ended March 31, 2002 and 2001, respectively. SG&A decreased primarily as a result of lower payroll and bonus expense and a reduction in recruiting expense and associated costs of hiring new staff.

     EBITDA. EBITDA before restructuring charges decreased $1.1 million to ($1.0) million for the three months ended March 31, 2002 as compared to $0.8 million for the same period in 2001. EBITDA as a percentage of revenues was (22.7%) and 1.0% for the three months ended March 31, 2002 and 2001, respectively. The decrease in EBITDA and EBITDA margin is primarily the result of the economic slowdown, which resulted in lower revenues, higher project personnel costs associated with our retention of non-utilized consultant base through February 28, 2002, and the restructuring charges associated with our workforce reduction, which were in part offset by decreased SG&A as described above.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.1 million to $0.3 million for the three months ended March 31, 2002 as compared to $1.4 million for the same period last year. This decrease is a direct result of the implementation of SFAS 142, in which goodwill, as well as other intangibles determined to have an indefinite life, are no longer being amortized. Accordingly, as of January 1, 2002, we have discontinued amortizing our intangible assets related to goodwill. Our goodwill amortization expense for the three months ended March 31, 2001 amounted to $1.0 million. Our unamortized goodwill as of March 31, 2002 was $18.3 million.

     Restructuring Charges. As a result of reduced revenue, we implemented a workforce reduction in February 2002 to better align our consultant base to our expected revenues in the first half of 2002. The Company adjusted headcount by nineteen percent (19%), or approximately 38 positions resulting in a restructuring charge of $350,000, which consisted primarily of severance and similar employee termination expenses. We expect to reduce ongoing expenses of approximately $700,000 per quarter, beginning in the second quarter of 2002.

     Operating Loss. Operating loss increased $0.4 million to $1.7 million for the three months ended March 31, 2002 compared to $1.3 million for the same period last year. Operating losses increased from the prior year primarily due to lower revenues, gross profit and the restructuring charges as discussed above, offset by the elimination of goodwill expense due to SFAS 142.

     Interest Income (Expense), Net. We earned net interest income of $0.2 million for the three months ended March 31, 2002, as compared to net interest income of $0.9 million for the three months ended March 31, 2001. This decrease is due primarily to the decrease in interest rates, and a lower average cash balance during 2002, as a result of a tender offer in January, 2001.

     Net Loss From Continuing Operations. We recognized a net loss from continuing operations of $1.5 million for the three months ended March 31, 2002 compared to $0.7 million for the three months ended March 31, 2001. Net margin from continuing operations was (31.9%) and (8.5%) for the three months ended March 31, 2002 and 2001, respectively.

     Net (Loss) Income. We recognized a net loss of ($13.9) million for the three months ended March 31, 2002 compared to net income of $4.7 million for the three months ended March 31, 2001. The net loss increased substantially due to the adoption of SFAS 142, which required the Company's goodwill to be revalued, resulting in an impairment charge of $12.5 million for the three months ended March 31, 2002. Net income for the three months ended March 31, 2001 included a gain on the sale of our non-solutions division, net of loss from operations of the discontinued division of $5.5 million.

     A Look Ahead. Our backlog, as of April 24, 2002 is $10.2 million. We are seeing increased sales activity with higher closure rates, as compared to the previous quarter. We are hopeful for continued sales improvement, and if this trend continues, we would expect to see increasing revenues, and utilization rates steadily climbing back to historical levels, resulting in positive cash flow for the year.

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

     In July 2000, the Board of Directors authorized management, subject to legal requirements, to use up to $30 million to repurchase our common stock over a twelve month period (unless shortened or extended by the Board of Directors). Our repurchase program was again extended by the Board of Directors on August 23, 2001 for an additional twelve months for repurchases of up to $20.0 million. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program from January 1, 2001 through March 31, 2001, we repurchased 542,900 shares of our common stock for approximately $2.6 million. No shares were repurchased during the three months ending March 31, 2002.

     Net cash used by continuing operating activities was $0.5 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively. The net cash used by continuing operating activities for the periods presented was primarily attributable to net loss, partially offset by the change in accounting principle and changes in operating assets and liabilities.

     Net cash (used in) provided by continuing investing activities was ($12.3) million and $33.8 million for the three months ended March 31, 2002 and 2001, respectively. Cash used in continuing investing activities was primarily attributable to cash paid for the purchase of short-term investments. In 2001, cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our various businesses unrelated to our solutions division.

     Net cash used in continuing financing activities was $0.1 million and $133.0 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, cash used in continuing financing activities was primarily related to repayments on our capital lease obligations. For the three months ended March 31, 2001, cash used in continuing financing activities was primarily related to the Tender Offer in January 2001 to repurchase 16.25 million shares of common stock for approximately $131.1 million, including fees.

     Net cash used by discontinued operations was $2.2 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively. These amounts relate to expenses incurred or accrued related to discontinued operations.

     As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $15.1 million and $101.2 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 cash and marketable securities amounted to $48.6 million compared to $51.5 million as of December 31, 2001.

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

Legal Proceedings

     We are pursuing a claim against Stephens Group, Inc. and Staffmark Investment, LLC with respect to the purchase agreement in connection with the sale of our Commercial Staffing Segment in June 2000 in Delaware Superior Court. Stephens Group, Inc. and Staffmark Investment, LLC are pursuing a counterclaim against our company in connection with the same purchase agreement for the sale of our Commercial Staffing Segment in the same court. This matter is described and detailed in "Part II, Item 1, Legal Proceedings," of this Form 10-Q with our claim being referenced as the Delaware Action and the Stephens Group, Inc. and Staffmark Investment, LLC counterclaim being referenced as the Counterclaim.

Special Note Regarding Forward Looking Statements

     Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenues, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences, liquidity needs and litigation matters. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" in our 2001 Annual Report on Form 10-K as filed with the SEC on March 27, 2002.

     The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "enable" "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to effect a business combination, execute upon growth objectives, pay a dividend or repurchase shares in the future on terms acceptable to us; (2) changes in industry trends, such as a decline in the demand for Solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) costs or savings from workforce reductions; (4) failure of our backlog to be recorded as revenue; (5) inability of increased sales to result in increased revenues and/or increased consultant utilization rates; (6)adverse developments and volatility involving debt, equity, currency or technology market conditions; (7) the occurrence of lawsuits or adverse results in litigation matters, including but not limited to the Staffmark Investment, LLC and the Stephens Group, Inc. litigation; (8) failure to obtain new customers or retain significant existing customers; (9) loss of key executives; (10) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, changes in interest or currently exchange rates; (11) failure of the middle-market and the needs of middle-market enterprises for business services to develop as anticipated; (12) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (13) expanding outsourcing services to generate additional revenue; and/or (14) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a deferred tax asset of approximately $23.2 million. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I "Business - Factors Affecting Finances, Business Prospects and Stock Volatility" in our 2001 form 10-K filed with the SEC on March 27, 2002. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

     On August 23, 2001, the LLC and the Stephens Group filed a lawsuit in Washington County Circuit Court in Arkansas against our company (the "Arkansas Action"), seeking in excess of $13 million of alleged actual, incidental and consequential damages and not less than $25 million in punitive damages concerning alleged breaches and alleged misrepresentations, respectively, under and in connection with the Purchase Agreement. On December 21, 2001, the Judge in the Washington County Circuit Court in Arkansas granted our motion to stay the Arkansas Action in favor of the Delaware Action. On March 8, 2002, the Stephens Group and the LLC dismissed the Arkansas Action and on the same day filed an answer to the Delaware Action and a counterclaim in Delaware Superior Court against our company alleging misrepresentations and breaches under and in connection with the Purchase Agreement and requesting damages in an amount to be proved at the trial (the "Counterclaim"). We believe that the Counterclaim is without merit and we will vigorously pursue the Delaware Action, while vigorously defending against the Counterclaim. Discovery is in process with respect to the Delaware Action and the Counterclaim. A trial date of November 18, 2002 has been set for the Delaware Action and the Counterclaim.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        On April 24, 2002 we announced our earnings for the first quarter of 2002. A copy of the press release related to such announcement is included with this 10-Q as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits

     11.1 Statement re: computation of per share earnings, reference is made to Note 10 of the Edgewater Technology, Inc. Consolidated Financial Statements contained in this Form 10-Q.

     99.1 Press Release relating to the Company's first quarter 2002 earnings announcement.

        (b) Reports on Form 8-K

        1. A Form 8-K was filed with the SEC on January 11, 2002 relating to the announcement of our completion of the transition of our corporate headquarters to Wakefield, MA.

        2. A Form 8-K was filed with the SEC on February 14, 2002 relating to the announcement of our fourth quarter and year-end 2001 financial results.

        3. A Form 8-K was filed with the SEC on March 1, 2002 relating to the announcement of our reduction in work force.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EDGEWATER TECHNOLOGY, INC.


Date: May 7, 2002                        /s/ SHIRLEY SINGLETON
                                         --------------------------------
                                         Shirley Singleton
                                         President and Chief Executive Officer

Date: May 7, 2002                        /s/ KEVIN R. RHODES
                                         -----------------------------
                                         Kevin R. Rhodes
                                         Chief Financial Officer