Form 10-Q
period 2002-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2002-08-14
CIK 1017968

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

[ ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the transition period from       to
                                                         -----    -----

                         Commission file number: 0-20971

                           Edgewater Technology, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      71-0788538
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        20 Harvard Mill Square
             Wakefield, MA                               01880-3209
(Address of Principal Executive Offices)                 (Zip Code)

        Registrant's telephone number including area code: (781) 246-3343

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 14, 2002 was 11,560,006.

================================================================================

                           EDGEWATER TECHNOLOGY, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I -- FINANCIAL INFORMATION

   Item 1 -- Unaudited Financial Statements

   Condensed Consolidated Financial Statements
        Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001        3

        Consolidated Statements of Operations for the Three and Six Months Ended     4
           June 30, 2002 and 2001

        Consolidated Statements of Cash Flows for the Three and Six Months Ended     5
           June 30, 2002 and 2001

        Notes to Consolidated Financial Statements                                   6

   Item 2 -- Management's Discussion and Analysis of Financial
             Condition and Results of Operations

        Business Overview                                                           13
        Financial Information                                                       14
        Critical Accounting Policies                                                14
        Results for the Three and Six Months Ended June 30, 2002  Compared to
           Results for the Three and Six Months Ended June 30, 2001                 15
        Discontinued Operations                                                     17
        Liquidity and Capital Resources                                             17
        New Accounting Pronouncements                                               18
        Legal Proceedings                                                           18
        Special Note Regarding Forward Looking Statements                           18

   Item 3 -- Quantitative and Qualitative Disclosures
             About Market Risk                                                      19

PART II -- OTHER INFORMATION

   Item 1 -- Legal Proceedings                                                      20
   Item 2 -- Changes in Securities and Use of Proceeds                              20
   Item 4 -- Submission of Matters to a Vote of Security Holders                    20
   Item 6 -- Exhibits and Reports on Form 8-K                                       21
     (a)     Exhibits

     (b)     Reports on Form 8-K

   Signatures                                                                       22

                           EDGEWATER TECHNOLOGY, INC.

                           Consolidated Balance Sheets
                      (In Thousands Except Per Share Data)

                                                                             June 30,   December 31,
                                                                               2002         2001
                                                                            ---------   ------------
                                                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                $  33,993    $  40,128
   Short-term investments                                                      13,744       11,373
   Accounts receivable, net                                                     2,912        4,045
   Deferred income taxes, net                                                     491          491
   Prepaid expenses and other current assets                                      688          859
                                                                            ---------    ---------
      Total current assets                                                     51,828       56,896

Property and equipment, net                                                     1,787        2,056
Intangible assets, net (Note 10)                                               19,190       31,807
Deferred income taxes, net (Note 3)                                            22,673       22,032
Other assets                                                                       34           56
                                                                            ---------    ---------
      Total assets                                                          $  95,512    $ 112,847
                                                                            =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                 $   1,541    $   1,801
   Other liabilities including restructuring and discontinued operations        2,489        4,841
   Current portion of capital lease obligations                                   182          293
   Accrued payroll and related liabilities                                        497          629
   Other liabilities                                                              225          231
                                                                            ---------    ---------
      Total current liabilities                                                 4,934        7,795

Long-term liabilities                                                               3           60
Commitments and contingencies (Note 15)
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized,
      no shares issued or outstanding                                              --           --
   Common stock, $.01 par value; 200,000 shares authorized, 29,596 shares issued, 11,618 and 11,594 shares outstanding as of June 30, 2002
      and December 31, 2001, respectively                                         296          296
   Paid-in capital                                                            217,355      217,438
   Treasury stock, at cost, 17,978 and 18,002 shares at June 30, 2002
      and December 31, 2001, respectively                                    (139,763)    (139,916)
   Retained earnings                                                           12,687       27,174
                                                                            ---------    ---------
         Total stockholders' equity                                            90,575      104,992
                                                                            ---------    ---------
         Total liabilities and stockholders' equity                         $  95,512    $ 112,847
                                                                            =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                              Three Months Ended     Six Months Ended
                                                                    June 30,             June 30,
                                                                2002      2001        2002       2001
                                                              -------   --------   ---------   -------
                                                                            (Unaudited)
Revenues                                                      $ 4,811   $  6,748    $  9,393   $14,505
Cost of services                                                2,873      4,100       6,278     8,341
                                                              -------   --------    --------   -------
   Gross profit                                                 1,938      2,648       3,115     6,164

Operating expenses:
   Selling, general and administrative                          2,240      2,612       4,458     6,052
   Depreciation and amortization (Note 10)                        242      1,386         532     2,759
   Restructuring charges (Note 6)                                  --         --         349        --
                                                              -------   --------    --------   -------
      Operating loss                                             (544)    (1,350)     (2,224)   (2,647)

Interest income and other, net                                    208        441         428     1,377
                                                              -------   --------    --------   -------
Loss before taxes and extraordinary item                         (336)      (909)     (1,796)   (1,270)
Tax provision (Note 3)                                            241         92         241       402
                                                              -------   --------    --------   -------
   Net loss from continuing operations before
      extraordinary item and change in accounting principle      (577)    (1,001)     (2,037)   (1,672)

Discontinued operations (Note 8):
   Loss from operations of discontinued divisions, net of
      applicable taxes                                             --       (393)         --    (1,403)
   Gain on sale of division, net of applicable taxes               --         --          --     6,514
Extraordinary item, net of applicable taxes (Note 9)               --        113          --       (43)
Change in accounting principle (Note 10)                                      --     (12,451)       --
                                                              -------   --------    --------   -------
   Net (loss) income                                            ($577)   ($1,281)   ($14,488)  $ 3,396
                                                              =======   ========    ========   =======

Basic (loss) income per share
   Continuing operations                                       ($0.05)    ($0.09)     ($0.18)   ($0.12)
                                                              =======   ========    ========   =======
   Discontinued operations                                         --     ($0.03)         --     $0.36
                                                              =======   ========    ========   =======
   Extraordinary item                                              --      $0.01          --        --
                                                              =======   ========    ========   =======
   Change in accounting principle                                  --         --      ($1.07)       --
                                                              =======   ========    ========   =======
   Net (loss) income                                           ($0.05)    ($0.11)     ($1.25)    $0.24
                                                              =======   ========    ========   =======

Diluted (loss) income per share
   Continuing operations                                       ($0.05)    ($0.09)     ($0.18)   ($0.12)
                                                              =======   ========    ========   =======
   Discontinued operations                                         --     ($0.03)         --     $0.36
                                                              =======   ========    ========   =======
   Extraordinary item                                              --      $0.01          --        --
                                                              =======   ========    ========   =======
   Change in accounting principle                                  --         --      ($1.07)       --
                                                              =======   ========    ========   =======
   Net (loss) income                                           ($0.05)    ($0.11)     ($1.25)    $0.24
                                                              =======   ========    ========   =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  Three Months Ended     Six Months Ended
                                                                        June 30,             June 30,
                                                                    2002      2001       2002        2001
                                                                   -------   -------   --------   ---------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                               ($  577)  ($1,281)  ($14,488)  $   3,396
   Loss from operations of discontinued divisions                       --       393         --       1,403
   Gain on sale of division                                             --        --         --      (6,514)
   Change in accounting principle                                       --        --     12,451          --
   Extraordinary item, net of applicable taxes                          --      (113)        --          43
                                                                   -------   -------   --------   ---------
      Net loss from continuing operations                             (577)   (1,001)    (2,037)     (1,672)
      Adjustments to  reconcilenet  loss  to  net  cash
         provided by (used in) operating activities:
            Depreciation and amortization                              242     1,386        531       2,759
            Provision for bad debts                                     40        80         86         130
            Deferred income taxes                                       --        92         --         401
            Other, net                                                  --        --         --          --
            Change in  operating  accounts,  net of effects of
               dispositions:
                  Accounts receivable                                 (276)      776      1,071         177
                  Prepaid expenses and other current assets            131       391        147         848
                  Other assets                                          22        --         22          --
                  Accounts payable and accrued liabilities             624       186       (245)        336
                  Accrued payroll and related liabilities             (215)     (786)       (63)     (1,678)
                  Other liabilities                                     12        --         (6)         --
                                                                   -------   -------   --------   ---------
Net cash provided by (used in) operating activities                      3     1,161       (494)        921
                                                                   -------   -------   --------   ---------
Net cash (used in) provided by extraordinary item                      (56)       37        (85)       (380)
                                                                   -------   -------   --------   ---------
Net cash used in discontinued operating activities                    (708)   (8,617)    (2,922)    (10,620)
                                                                   -------   -------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses                                     --        --         --      35,246
   Purchases of short-term investments                               9,845        --     (2,370)         --
   Purchases of businesses, net of cash acquired                        --        --         --      (1,200)
   Capital expenditures                                                (49)     (252)       (97)       (530)
                                                                   -------   -------   --------   ---------
Net cash provided by (used in) investing activities                  9,796      (252)    (2,467)     33,516
                                                                   -------   -------   --------   ---------
Net cash used in discontinued investing activities                      --        --         --         (33)
                                                                   -------   -------   --------   ---------
CASH FLOW FROM FINANCING ACTIVITES:
   Payments on borrowings                                              (83)      (81)      (167)        (81)
   Proceeds from employee stock plans and stock option
      exercises                                                         --        --         --         143
   Repurchase of stock                                                  --    (1,249)        --    (134,441)
                                                                   -------   -------   --------   ---------
Net cash used in financing activities                                  (83)   (1,330)      (167)   (134,379)
                                                                   -------   -------   --------   ---------
Net increase (decrease) in cash and cash equivalents                 8,952    (9,038)    (6,135)   (110,595)
CASH AND CASH EQUIVALENTS, beginning of period                      25,041    44,024     40,128     145,581
                                                                   -------   -------   --------   ---------
CASH AND CASH EQUIVALENTS, end of period                           $33,993   $34,986   $ 33,993   $  34,986
                                                                   -------   -------   --------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                      $     6   $    14   $     16   $      32
                                                                   =======   =======   ========   =========
Borrowings on capital leases                                            --        --         --   $      68
                                                                   =======   =======   ========   =========
Income taxes paid                                                       --        --         --   $     180
                                                                   =======   =======   ========   =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                           EDGEWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION:

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

2.   REVENUE RECOGNITION:

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

     For the three months ended June 30, 2002 and 2001, one and three customers, respectively, each contributed more than 10% of revenues. For the six months ended June 30, 2002 and 2001, two customers, each contributed more than 10% of revenues. For the three and six months ended June 30, 2002 our three largest customers represented 82% and 84% of our revenues in the aggregate, respectively. For the three and six months ended June 30, 2001 our three largest customers represented 63% and 57% of our revenues in the aggregate, respectively.

3.   INCOME TAXES:

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. Provisions recorded for the three and six months ended June 30, 2002 represent certain franchise taxes payable.

     The Company has deferred tax assets which have arisen primarily in connection with the sale of non-Solutions business divisions in 2000 and the loss from operations of discontinued divisions, as well as other temporary differences between book and tax accounting and certain available tax credits. The Company has recorded a valuation allowance against the net deferred tax assets of approximately $15 million as of June 30, 2002 and December 31, 2001 due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax

                           EDGEWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

planning strategies and other matters, including the period over which the deferred tax assets will be recoverable, in assessing the need for, and the amount of, any valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the deferred tax asset may be recorded.

4.   BASIS OF PRESENTATION:

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

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control including variability in demand for Internet related professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees.

     As discussed in Note 8, during 2000 and 2001, Edgewater sold its interest in all of its non-Solutions business divisions. The operating results for these divisions have been included in discontinued operations in the accompanying consolidated financial statements.

5.   SHORT TERM INVESTMENTS:

     Short-term investments are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include, but are not limited to, municipal government obligations and commercial paper. All investments having original maturities greater than three months are considered short-term investments.

6.   RESTRUCTURING CHARGES:

     In February 2002, due to the economic climate that has postponed or delayed spending for information technology services, Edgewater announced that it was undertaking cost cutting measures by realigning its workforce. Edgewater reduced its overall headcount by 38 employees, or 19% of its total workforce. The Company recorded a restructuring charge in the first quarter of 2002 of approximately $350,000, which consisted primarily of severance and similar employee termination expenses. As of June 30, 2002, all accrued restructuring amounts have been paid.

7.   BUSINESS TRANSACTIONS:

     Effective April 1, 1999, the Company acquired Edgewater Technology (Delaware), Inc. ("Edgewater Delaware"), an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. Edgewater Delaware is the Company's primary operating subsidiary. As the acquisition was accounted for as a purchase business combination, the

                           EDGEWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

consolidated financial statements include the operating results of Edgewater Delaware from the date of acquisition. The cost of this acquisition was allocated based on estimated fair market value of the assets acquired and liabilities assumed with the excess costs over fair values of net assets acquired recorded as goodwill. The carrying value of the goodwill was reduced during the first quarter of 2002, according to the provisions of SFAS 142, as discussed in Note 10.

     Edgewater Delaware was acquired for aggregate consideration of $ 44.6 million, of which $1.2 million was paid during the six months ended June 30, 2001.

8.   DISCONTINUED OPERATIONS:

     During the first quarter of 1999, market values for publicly traded staffing companies began to decline. At that time, the Company (Edgewater Technology, Inc. and its subsidiaries, formerly StaffMark, Inc.) was engaged in the temporary and permanent placement and staffing services businesses, including light industrial and commercial staffing, finance and accounting staffing and placement, traditional information technology ("IT") staffing and solutions services (excluding Solutions project work), legal staffing and placement services and clinical trials staffing and services. For many staffing companies, this downward trend subsequently continued or deteriorated further and was compounded by a Year 2000-related slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for publicly-traded staffing entities.

     In response to these developments, the Company began to explore, during the second half of 1999, strategic alternatives for each of our staffing business platforms in an effort to maximize stockholder value. After evaluating our traditional businesses, our systems integration and consulting business and our debt levels, management and the Board of Directors chose to take decisive action. The Company decided to undergo a comprehensive program to refocus future growth initiatives on our systems integration and consulting business, Edgewater Delaware, and to effect the following divestitures of each of our staffing businesses.

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

     . On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters plc ("Robert Walters") through an initial public offering ("IPO") on the London Stock Exchange. Robert Walters had previously been the finance and accounting placement and staffing consultancy platform within our Professional/IT segment. Our share of the offering gross proceeds was $199.2 million prior to offering commissions, fees and expenses.

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

                           EDGEWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     . On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing working capital adjustment (the "Transaction"). We consummated the Transaction and received proceeds on March 16, 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. with respect to the post-closing working capital purchase price adjustment. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

     . On December 21, 2000, we commenced an issuer tender offer (the "Tender Offer"), which expired on January 23, 2001, and we acquired (effective January 30, 2001) 16.25 million shares of our common stock at $8.00 per share (the "Tender Offer Price") for aggregate consideration of $130 million, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

     As a result of the completion of the non-Solutions strategic alternative transactions described above, the operating results for ClinForce for 2001 and our corporate transition costs have been included in discontinued operations in the accompanying consolidated financial statements. Revenues and operating loss from discontinued operations were $7.7 million and $1.6 million, respectively, for the six months ended June 30, 2001.

9.   EXTRAORDINARY ITEM - WAKEFIELD TRAGEDY:

     On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. We incurred expenses totaling approximately $1.0 million through June 30, 2002, for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds and the applicable tax effect, in the accompanying consolidated statements of operations. For the three months ended June 30, 2001, amounts recorded as extraordinary item represent insurance proceeds, net of the applicable income tax effect. For the six months ended June 30, 2001, amounts recorded as extraordinary item represent additional accruals, net of insurance proceeds, and the applicable income tax effect.


10.  CHANGE IN ACCOUNTING PRINCIPLE:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an indefinite life, are no longer amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement became effective January 1, 2002 and as a result, beginning January 1, 2002, we discontinued amortizing intangible assets related to goodwill. Our goodwill amortization expense for the three and six months ending June 30, 2001 totaled $1.1 million and $2.2 million, respectively. Adjusted reported net income (loss) assuming the exclusion of goodwill amortization for the three and six months ended June 30, 2001 would have been ($0.2) million or ($0.02 EPS) and $5.5 million or $0.39 EPS, respectively.

                           EDGEWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company adopted SFAS No. 142 during the quarter ended March 31, 2002. In connection with the adoption of this new standard, the Company obtained an independent valuation of its business during the first quarter of 2002. As a result of this evaluation, in which the declining market values of the IT services sector played a major factor, the Company recorded a non-cash, goodwill impairment charge of $12.5 million. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment. Unamortized goodwill as of December 31, 2001 was $30.7 million. Our total unamortized goodwill, net of the impairment charge, as of June 30, 2002 amounts to $18.3 million. This charge was recorded as a change in accounting principle in the accompanying consolidated statement of operations.

11.  EARNINGS PER SHARE:

     A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                     Three Months Ended    Six Months Ended
                                                        June 30,               June 30,
                                                      2002       2001       2002      2001
                                                    --------   --------   --------   -------
                                                     (In Thousands, Except Per Share Data)
Basic earnings per share:
Net (loss) income applicable to common shares       ($   577)  ($ 1,281)  ($14,488)  $ 3,396
                                                    ========   ========   ========   =======
Weighted average common shares outstanding            11,616     11,700     11,611    14,098
                                                    ========   ========   ========   =======
Basic (loss) income per share of common stock       ($  0.05)  ($  0.11)  ($  1.25)  $  0.24
                                                    ========   ========   ========   =======
Diluted earnings per share:
Net (loss) income applicable to common shares       ($   577)  ($ 1,281)  ($14,488)  $ 3,396
                                                    ========   ========   ========   =======
Weighted average common shares outstanding            11,616     11,700     11,611    14,098
Dilutive effect of stock options                          --         --         --        --
                                                    ========   ========   ========   =======
Weighted average common shares, assuming
   dilutive effect of stock options                   11,616     11,700     11,611    14,098
                                                    ========   ========   ========   =======
Diluted (loss) earnings per share of common stock   ($  0.05)  ($  0.11)  ($  1.25)  $  0.24
                                                    ========   ========   ========   =======

     Options to purchase approximately 3.1 and 3.2 million shares of common stock were outstanding during the three and six months ended June 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. The prices of these options range from $4.00 to $39.63 per share for the three and six months ended June 30, 2002. These options were still outstanding as of June 30, 2002.

     Options to purchase approximately 4.5 million shares of common stock were outstanding during the three and six months ended June 30, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. The prices of these options ranged from $4.22 to $39.63 per share for the three months ended June 30, 2001 and from $4.58 to $39.63 for the six months ended June 30, 2001.

                           EDGEWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.  SEGMENT INFORMATION:

     As a result of the divestiture transactions described in Note 8, Edgewater Delaware, the consulting and systems integration operating subsidiary, now represents our only segment of business; therefore no segment data has been provided.

13.  RELATED PARTY:

     Synapse Group, Inc., one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company's Board of Directors. Revenues from Synapse group amounted to $3.2 million and $6.3 million, respectively, for the three and six months ended June 30, 2002. Revenues from Synapse group amounted to $2.7 million and $5.1 million, respectively, for the three and six months ended June 30, 2001. Payments received from Synapse Group for the six months ended June 30, 2002 and 2001, amounted to $6.1 million and $3.8 million, respectively. Included in the accounts receivable balance as of June 30, 2002 and December 31, 2001, is $2.1 million and $2.0 million from Synapse Group, Inc., which balance was within the Company's normal business terms.

14.  NEW ACCOUNTING PRONOUNCEMENTS:

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years. The Company adopted this new pronouncement during the first quarter of 2002, the adoption of which did not have a material impact upon the Company's consolidated results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

                           EDGEWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     Edgewater Technology, Inc. ("Edgewater", "Edgewater Technology" or the "Company" f/k/a StaffMark, Inc. together with its operating subsidiary Edgewater Delaware) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our clients, targeting strategic, mission-critical applications. With approximately 124 technical consulting professionals, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of strategically positioned solutions centers.

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

     (2) Vertical Expertise -- We bring vertical industry knowledge together with a broad base of key strategic technologies. Edgewater uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our products and services include: Financial Services (retail banking, insurance, portfolio/asset management); Health care (managed care, life sciences); Retail and Emerging Markets (higher education, transportation), while we also focus on service offerings that cross each vertical such as Customer Service, Supply Chain and Web Services/.Net.

     (3) Technology Excellence - We extend our services through proven key strategic technologies that focus on vertical business practices to build scalable custom solutions providing a solid return on the investment and thereby competitive advantage to our clients. Edgewater Technology's areas of technical expertise include: Web-based solutions; architectural strategy;
Internet/Intranet/Extranet; e-commerce; computer telephony; transaction processing and legacy systems integration.

     (4) Middle-Market Focus - We are well positioned to serve the technology needs of the middle-market through our solutions centers based in second-tier cities in which middle-market enterprises typically reside. The middle-market, defined as companies and/or subsidiaries of large corporations with $50 million to $1 billion in revenue, is a large growing segment of the economy.

     (5) Strong Operational Metrics - Edgewater Technology's original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consultant resources, and disciplined financial practices resulting in predictable utilization, gross profit and a strong balance sheet.

Financial Information

     The financial information provided below has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the audited financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

     In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in Managements Discussion & Analysis ("MD&A"). The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Our company's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to intangible assets, deferred tax assets, discontinued operations, contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout MD&A where such policies affect our reported and expected financial results.

     Revenue Recognition. Substantially all of the our Company's contracts are billed on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed-price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance against our net deferred tax assets of approximately $15 million as of June 30, 2002 and December 31, 2001 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the deferred tax asset may be recorded, which could materially impact our financial position and net income
(loss) in the period.

     Valuation of Long-lived and Intangible Assets. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include; significant negative industry or economic trends, significant operating underperformance relative to expected historical or projected future results, significant decline in our stock price or the stock price of our industry peers, our market capitalization relative to our net book value. Our judgments regarding the existence of impairment indicators are based upon legal factors, market conditions and operational performance. We recorded a goodwill impairment charge during the first quarter 2002 of $12.5 million. See
Note 10 to the consolidated financial statements included elsewhere herein.

     Legal Contingencies. We are currently involved in certain legal proceedings with respect to alleged misrepresentations and breaches of contract in connection with the sale of our commercial segment in June 2000. As discussed in
Note 15 of our consolidated financial statements in this 10-Q and in the Legal Proceedings section below, we believe that the Counterclaim involving the Stephens Group, Inc., Staffmark Investment, LLC and their affiliates (collectively "Staffmark Investment") is without merit and deny all of the allegations in the Counterclaim. In addition, we will vigorously pursue our claim against Staffmark Investment, while vigorously defending against the Counterclaim. Since we do not believe any recovery by Staffmark Investment with respect to the Counterclaim is probable, no amount has been reserved or accrued for in our company's consolidated financial statements as to this legal proceedings matter. See Note 15 to the consolidated financial statements included elsewhere herein.

Results For The Three Months and Six Months Ended June 30, 2002 Compared To Results For The Three and Six Months Ended June 30, 2001

     Revenues. Revenues for the three months ended June 30, 2002 decreased $1.9 million, or 28.7%, to $4.8 million compared to $6.7 million for the three months ended June 30, 2001. Revenues decreased $5.1 million, or 35.3%, to $9.4 million for the six months ended June 30, 2002 compared to $14.5 million for the six months ended June 30, 2001. Revenues decreased primarily due to an economic slowdown that has affected spending for information technology services, resulting in postponed or delayed projects. For the three months ended June 30, 2002 and 2001, one and three customers, respectively, each contributed more than 10% of revenues. For the six months ended June 30, 2002 and 2001, two customers, each contributed more than 10% of revenues. For the three and six months ended June 30, 2002 our three largest customers represented 82% and 84% of our revenues in the aggregate, respectively. For the three and six months ended June 30, 2001 our three largest customers represented 63% and 57% of our revenues in the aggregate, respectively. See Note 13 to the consolidated financial statements included elsewhere herein.

     Cost of Services. Project personnel costs consist principally of salaries, payroll taxes, employee benefits and un-reimbursed travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs decreased $1.2 million, or 30%, to $2.9 million for the three months ended June 30, 2002 compared to $4.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, project personnel costs decreased $2.1 million, or 24.7%, to $6.3 million compared to $8.3 million for the six months ended June 30, 2001. Utilization is a function of our ability to utilize our billable professionals and generate revenues. Our utilization rates for the three and six months ended June 30, 2002 amounted to 70% and 65%, respectively.

     Gross Profit . Gross profit for the three months ended June 30, 2002 decreased $0.7 million, or 26.8%, to $1.9 million compared to $2.6 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, gross profit decreased $3.0 million or 49.5%, to $3.1 million compared to $6.2 million for the six months ended June 30, 2001. The decrease in gross profit directly relates to the decrease in revenues and utilization during the period. Gross profit margin for the three months ended June 30, 2002 was 40.3% compared to 39.2% during the three months ended June 30, 2001. Gross profit for the six months ended June 30, 2002 was 33.2% compared to 42.5% during the six months ended June 30, 2001.

     SG&A. Selling, general and administrative expenses ("SG&A") decreased $0.4 million, or 14.3%, to $2.2 million for the three months ended June 30, 2002 compared to $2.6 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, SG&A decreased $1.6 million or 26.4% to $4.5 million compared to $6.1 million for the six months ended June 30, 2001. SG&A as a percentage of revenue was 46.6% and 38.7% for the three months ended June 30, 2002 and 2001, respectively, and was 47.5% and 41.7% for the six months ended June 30, 2002 and 2001, respectively. SG&A decreased primarily as a result of lower payroll and bonus expense and a reduction in recruiting expense and associated costs of hiring new staff.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.1 million to $0.2 million for the three months ended June 30, 2002 as compared to $1.4 million for the same period last year. Depreciation and amortization expense also decreased $2.2 million to $0.5 million for the six months ended June 30, 2002 as compared to $2.8 million for the same period a year ago. This decrease is a direct result of the implementation of SFAS 142, in which goodwill, as well as other intangibles determined to have an indefinite life, are no longer amortized. Accordingly, as of January 1, 2002, we discontinued amortizing our intangible assets related to goodwill. Our goodwill amortization expense for the three and six months ended June 30, 2001 amounted to $1.1 million and $2.2 million, respectively. Our net unamortized goodwill as of June 30, 2002 was $18.3 million.

     Restructuring Charges. As a result of reduced revenue, we implemented a workforce reduction in February 2002 to better align our consultant base to our expected revenues in the first half of 2002. The Company adjusted headcount by nineteen percent (19%), or approximately 38 positions resulting in a restructuring charge of approximately $350,000, which consisted primarily of severance and similar employee termination expenses. All amounts have been paid as of June 30, 2002.

     Operating Loss. Operating loss decreased $0.8 million to $0.5 million for the three months ended June 30, 2002 compared to $1.4 million for the same period last year. Operating loss decreased $0.4 million to $2.2 million for the six months ended June 30, 2002 compared to $2.6 million for the same period last year. Operating losses decreased from the prior year primarily due to a reduction in project personnel costs associated with the restructuring that occurred in the first quarter and by the elimination of goodwill amortization due to the adoption of SFAS 142 in the first quarter in addition to higher revenues in the second quarter.

     Interest Income (Expense), Net. We earned net interest income of $0.2 million for the three months ended June 30, 2002, as compared to net interest income of $0.4 million for the three months ended June 30, 2001. Net interest income for the six months ended June 30, 2002 and 2001 was $0.4 and $1.4 million, respectively. This decrease is due primarily to the decrease in interest rates, and a lower average cash balance during 2002, as a result of our issuer tender offer and stock repurchases in 2001.

     Net Loss From Continuing Operations. We recorded a net loss from continuing operations of $0.6 million for the three months ended June 30, 2002 compared to a loss of $1.0 million for the three months ended June 30, 2001. Net loss from continuing operations for the six months ended June 30, 2002 and 2001 was $2.0 million and $1.7 million, respectively. Net margin from continuing operations was (12.0%) and (14.8%) for the three months ended June 30, 2002 and 2001, respectively, and was (21.7%) and (11.5%) for the six months ended June 30, 2002 and 2001, respectively.

     Tax Provision. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rates for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rare is determined. The tax provision for the three and six months ended June 30, 2002 represents amounts due and payable to the state of Delaware for franchise taxes. For all other jurisdictions, the estimated effective tax rate for the three and six months ended June 30, 2002 and 2001 was 37%. We expect the effective tax rate to remain at approximately 37% for the remainder of 2002. We have recorded a valuation allowance against our net deferred tax assets of approximately $15 million as of June 30, 2002 and December 31, 2001 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.

     Extraordinary Item. The Company recorded certain costs, net of insurance proceeds and the applicable tax effect, associated with the Wakefield Tragedy, as an extraordinary item in the financial statements. See Note 9 to the consolidated financial statements.

     Change in Accounting Principle. We recorded a non-cash, goodwill impairment charge of $12.5 million during the six months ended June 30, 2002 due to the adoption of SFAS No. 142. See Note 10 to the consolidated financials statements.

     Net (Loss) Income. We recognized a net loss of ($0.6) million for the three months ended June 30, 2002 compared to ($1.3) million for the three months ended June 30, 2001. We recognized a net loss of ($14.5) for the six months ended June 30,

2002 and net income of $3.4 million for the six months ended June 30, 2001. Net loss for the three months ended June 30, 2002 decreased primarily due to lower project personnel costs due to the first quarter 2002 restructuring and other changes discussed above. The net loss increased substantially for the six months ended June 30, 2002 due to the adoption of SFAS 142, which required the our goodwill to be revalued, resulting in an impairment charge of $12.5 million for the six months ended June 30, 2002. Net income for the six months ended June 30, 2001 included a gain on the sale of our non-solutions division, net of loss from operations of the discontinued division of $5.1 million.

Discontinued Operations and Other Matters

     As a result of the completion of the non-Solutions strategic alternative transactions described in Note 8 to the consolidated financial statements, the operating results for ClinForce for 2001 and our corporate transition costs have been included in discontinued operations in the accompanying consolidated financial statements. Revenues and operating loss from discontinued operations were $7.7 million and $1.6 million, respectively, for the six months ended June 30, 2001. There were no revenues or operating losses from discontinued operations during the three and six months ended June 30, 2002.

     Our Company was recently notified by the Internal Revenue Service, that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. During this time period, we owned non-Solutions staffing related businesses, which were sold during the 2000 and 2001 fiscal years, as described above.

Liquidity and Capital Resources

     Our primary historical sources of funds are from operations and the proceeds from sales of businesses. Our principal historical uses of cash have been to fund working capital requirements and capital expenditures. We generally pay our consultants and associates bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

     In July 2000, the Board of Directors authorized management, subject to legal requirements, to use up to $30 million to repurchase our common stock over a twelve month period (unless shortened or extended by the Board of Directors). Our repurchase program was again extended by the Board of Directors on August 23, 2001 for an additional twelve months for repurchases of up to $20.0 million. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program from January 1, 2001 through June 30, 2001, we repurchased 814,300 shares of our common stock for approximately $3.7 million. No shares were repurchased during the six months ending June 30, 2002.

     Net cash provided by (used in) continuing operating activities was $0.003 million and ($0.5) million for the three and six months ended June 30, 2002, respectively. Net cash provided by operating activities was $1.2 million and $0.9 million for the three and six months ended June 30, 2001, respectively. The net cash used by continuing operating activities for the six months ended June 30, 2002 was primarily attributable to our net loss position, partially offset by the change in accounting principle and changes in operating assets and liabilities.

     Net cash provided by (used in) continuing investing activities was $9.8 million and ($2.5) million for the three and six months ended June 30, 2002, respectively. Net cash (used in) provided by continuing investing activities was ($0.3) million and $33.5 million for the three and six months ended June 30, 2001, respectively. Cash provided by (used in) continuing investing activities during the three and six months ended June 30, 2002 was primarily attributable to cash received from and paid for short-term investments. In 2001, cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our various businesses unrelated to our solutions division.

     Net cash used in continuing financing activities was $0.08 million and $0.2 million for the three and six months ended June 30, 2002, respectively, while net cash used in continuing financing activities was $1.3 million and $134 million for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2002, cash used in continuing financing activities was primarily related to repayments on our capital lease obligations. For the three and six months ended June 30, 2001, cash used in continuing financing activities was primarily related to the repurchase of stock and the Tender Offer in January 2001 to repurchase 16.25 million shares of common stock for approximately $131.1 million, including fees.

     Net cash used by discontinued operations was $0.8 million and $3.0 million for the three and six months ended June 30, 2002, respectively. Net cash used by discontinued operations was $8.6 million and $10.7 million for the three and six months ended June 30, 2001. These amounts relate to expenses incurred or accrued related to discontinued operations.

     As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents increased (decreased) $9.0 million and ($6.1) million for the three and six months ended June 30, 2002, respectively, while decreasing ($9.0) and ($110.6) million for the three and six months ended June 30, 2001. As of June 30, 2002 cash and marketable securities amounted to $47.7 million compared to $51.5 million as of December 31, 2001.

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

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years. The Company adopted this new pronouncement during the first quarter of 2002, the adoption of which did not have a material impact upon the Company's consolidated results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

Legal Proceedings

     We are pursuing a claim against Stephens Group, Inc. and Staffmark Investment, LLC with respect to the purchase agreement in June 2000 in Delaware Superior Court. Stephens Group, Inc. and Staffmark Investment, LLC are pursuing a counterclaim against our Company in connection with the same purchase agreement for the sale of our commercial staffing segment in the same court. This matter is described and detailed in "Part II, Item 1, Legal Proceedings", of this Form 10-Q with our claim being referenced as the Delaware Action and the Stephens Group, Inc. and Staffmark Investment, LLC counterclaim being referenced as the Counterclaim.

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

     We are also a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition of our company. We maintain insurance in amounts, with coverage and deductibles that we believe are reasonable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2002 Annual Meeting of Stockholders on May 22, 2002 (the "Meeting"). Our stockholders elected six (6) directors to serve until the 2003 Annual Meeting or until their successors are duly elected and qualified. Of the 11,660,816 shares of outstanding common stock entitled to vote at the Meeting, 8,237,679 shares, or approximately 71% of the shares entitled to vote, were represented either in person or by proxy at the Meeting. The stockholders voted on and approved the matter described below, with the voting results therein noted at the Meeting:

          Election of Directors
----------------------------------------------
                                     Authority
      Name                For        Withheld
------------------     ---------     ---------
Clete T. Brewer        7,616,912     620,767
Shirley Singleton      7,805,872     431,807
William J. Lynch       7,831,529     406,150
Charles A. Sanders     7,830,429     407,250
Bob L. Martin          7,832,434     405,245
Michael R. Loeb        7,745,676     492,003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

99.1      Certification Letter

10.50     Employment Agreement dated as of July 19, 2002, by and between Kevin
          R. Rhodes, Chief Financial Officer, and Edgewater Technology, Inc.

     (b)  Reports on Form 8-K

     1. A Form 8-K was filed with the SEC on June 28, 2002 relating to the announcement of our change in certifying accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EDGEWATER TECHNOLOGY, INC.


Date: August 14, 2002                      /s/ SHIRLEY SINGLETON
                                           -------------------------------------
                                           Shirley Singleton
                                           President and Chief Executive Officer


Date: August 14, 2002                      /s/ KEVIN R. RHODES
                                           -------------------------------------
                                           Kevin R. Rhodes
                                           Chief Financial Officer