Form 10-Q
period 2002-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2002-11-15
CIK 1017968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-20971

Edgewater Technology, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-0788538
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 Harvard Mill Square Wakefield, MA	01880-3209
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (781) 246-3343

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 11, 2002 was 11,509,919.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets
(In Thousands Except Per Share Data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,274	$40,128
Short-term investments (Note 5)	20,026	11,373
Accounts receivable, net	2,835	4,045
Deferred income taxes, net	211	491
Prepaid expenses and other current assets	448	859

Total current assets	50,794	56,896
Property and equipment, net	1,683	2,056
Intangible assets, net (Note 10)	19,108	31,807
Deferred income taxes, net (Note 4)	22,673	22,032
Other assets	35	56

Total assets	$94,293	$112,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,343	$1,801
Other liabilities including restructuring and discontinued operations	2,215	4,841
Current portion of capital lease obligations	114	293
Accrued payroll and related liabilities	777	629
Other liabilities	217	231

Total current liabilities	4,666	7,795
Long-term liabilities	—	60
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000 shares authorized, 29,596 shares issued, 11,522 and 11,594 shares outstanding as of September 30, 2002 and December 31, 2001, respectively	296	296
Paid-in capital	217,333	217,438
Treasury stock, at cost, 18,074 and 18,002 shares at September 30, 2002 and December 31, 2001, respectively	(140,136)	(139,916)
Retained earnings	12,134	27,174

Total stockholders’ equity	89,627	104,992

Total liabilities and stockholders’ equity	$94,293	$112,847

The accompanying notes are an integral part of these consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Revenues	$4,590	$6,015	$13,982	$20,520
Cost of services	2,864	3,715	9,142	12,056

Gross profit	1,726	2,300	4,840	8,464
Operating expenses:
Selling, general and administrative	2,190	2,243	6,648	8,296
Depreciation and amortization (Note 10)	232	1,351	763	4,109
Restructuring charge (Note 6)	—	—	349	—

Operating loss	(696)	(1,294)	(2,920)	(3,941)
Interest income and other, net	188	376	617	1,753

Loss before taxes and extraordinary item	(508)	(918)	(2,303)	(2,188)
Tax provision (Note 4)	45	90	286	492

Net loss from continuing operations before extraordinary item and change in accounting principle	(553)	(1,008)	(2,589)	(2,680)
Discontinued operations (Note 8):
Income (loss) from operations of discontinued divisions, net of applicable taxes	—	1,062	—	(341)
Gain on sale of division, net of applicable taxes	—	—	—	6,514
Extraordinary item, net of applicable taxes (Note 9)	—	16	—	(27)
Change in accounting principle (Note 10)	—	—	(12,451)	—

Net (loss) income	$(553)	$70	$(15,040)	$3,466

Basic (loss) income per share
Continuing operations	$(0.05)	$(0.09)	$(0.22)	$(0.20)

Discontinued operations	—	$0.10	—	$0.46

Extraordinary item	—	—	—	—

Change in accounting principle	—	—	$(1.08)	—

Net (loss) income	$(0.05)	$0.01	$(1.30)	$0.26

Diluted (loss) income per share
Continuing operations	$(0.05)	$(0.09)	$(0.22)	$(0.20)

Discontinued operations	—	$0.10	—	$0.46

Extraordinary item	—	—	—	—

Change in accounting principle	—	—	$(1.08)	—

Net (loss) income	$(0.05)	$0.01	$(1.30)	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(553)	$70	$(15,040)	$3,466
Loss from operations of discontinued divisions	—	(1,062)	—	341
Gain on sale of division	—	—	—	(6,514)
Change in accounting principle	—	—	12,451	—
Extraordinary item, net of applicable taxes	—	(16)	—	27

Net loss from continuing operations	(553)	(1,008)	(2,589)	(2,680)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	232	1,351	763	4,109
Provision for bad debts	47	30	133	160
Deferred income taxes	280	90	280	492
Change in operating accounts, net of effects of dispositions:
Accounts receivable	31	1,936	1,077	2,113
Prepaid expenses and other current assets	239	—	411	848
Other assets	(1)	(552)	21	(552)
Accounts payable and accrued liabilities	(197)	(148)	(458)	188
Accrued payroll and related liabilities	305	(10)	243	(1,688)
Other liabilities	(8)	—	(14)	—

Net cash provided by (used in) operating activities	375	1,689	(133)	2,990

Net cash used in extraordinary item	(1)	(51)	(85)	(431)

Net cash used in discontinued operating activities	(274)	15,975	(3,182)	5,355

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of businesses	—	—	—	35,246
Purchases of short-term investments, net	(6,282)	(19,930)	(8,652)	(19,930)
Purchases of businesses, net of cash acquired	—	—	—	(1,200)
Capital expenditures	(45)	(92)	(142)	(622)

Net cash (used in) provided by investing activities	(6,327)	(20,022)	(8,794)	13,494

Net cash used in discontinued investing activities	—	—	—	(33)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on borrowings	(71)	(83)	(239)	(164)
Proceeds from employee stock plans and stock option exercises	—	—	—	143
Repurchase of stock	(421)	(297)	(421)	(134,738)

Net cash used in financing activities	(492)	(380)	(660)	(134,759)

Net (decrease) increase in cash and cash equivalents	(6,719)	(2,789)	(12,854)	(113,384)
CASH AND CASH EQUIVALENTS, beginning of period	33,993	34,986	40,128	145,581

CASH AND CASH EQUIVALENTS, end of period	$27,274	$32,197	$27,274	$32,197

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6	$12	$24	$44

Borrowings on capital leases	—	—	—	$68

Income taxes paid	—	—	—	$180

The accompanying notes are an integral part of these consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater”, “Edgewater Technology” or the “Company” f/k/a StaffMark, Inc.) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our clients, targeting strategic, mission-critical applications. With approximately 124 technical consulting professionals, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques, provided by our network of strategically positioned solutions centers.

2.    BASIS OF PRESENTATION:

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

The accompanying unaudited interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Additionally, certain reclassifications have been made to prior period balances in order to conform with the current period presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2001 Annual Report on Form 10-K as filed with the SEC on March 27, 2002.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for Internet related professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

As discussed in Note 8, during 2000 and 2001, Edgewater sold its interest in all of its non-Solutions business divisions. The operating results for these divisions have been included in discontinued operations in the accompanying consolidated financial statements.

3.    REVENUE RECOGNITION:

Revenues pursuant to time and materials contracts, which represent over 90% of our company’s work, are generally recognized as services are provided. Revenues pursuant to fixed-price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed-price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future. Gross profit reflects revenues less direct consultant expenses whether or not the

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consultant’s time is billed to a client. Gross margin is affected by the number of workdays in a period and consultant utilization. Any significant decline in fees billed to clients or the loss of, or any material reduction in services performed for, a significant client would adversely affect our revenues, gross margins and net earnings.

For the three months ended September 30, 2002 and 2001, two customers and one customer, respectively, each contributed more than 10% of revenues. For the nine months ended September 30, 2002 and 2001, two customers and one customer, respectively, each contributed more than 10% of revenues. For the three and nine months ended September 30, 2002 our three largest customers represented 85% and 83% of our revenues in the aggregate, respectively. For the three and nine months ended September 30, 2001 our three largest customers represented 64% and 57% of our revenues in the aggregate, respectively. As of September 30, 2002 and December 31, 2001 our three largest customers represented 90% and 73%, respectively, of our accounts receivable balance.

4.    PROVISION FOR TAXES:

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In addition to income taxes, the Company is subject to certain taxes related to state excise taxes, franchise taxes, and tangible net worth taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. No income taxes for 2002 have been recorded as the Company generated net operating losses. Provisions for taxes recorded for the three and nine months ended September 30, 2002 represent certain state franchise taxes payable and accruals for state tangible net worth tax expected to be paid in the future.

The Company has deferred tax assets which have arisen primarily in connection with the sale of non-Solutions business divisions in 2000 and the loss from operations of discontinued divisions, as well as other temporary differences between book and tax accounting and certain available tax credits. The Company has recorded a valuation allowance against the net deferred tax assets of approximately $15 million as of September 30, 2002 and December 31, 2001 due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire in accordance with Statement of Financial Accounting Standards “SFAS” No. 109, “Accounting for Income Taxes”. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which the deferred tax assets will be recoverable, in assessing the need for, and the amount of, any valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the deferred tax asset may be recorded.

5.    SHORT TERM INVESTMENTS:

Short-term investments are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include, but are not limited to, municipal government obligations and commercial paper. All investments having original maturities greater than three months are considered short-term investments.

6.    RESTRUCTURING CHARGES:

In February 2002, due to the economic climate that has postponed or delayed spending for information technology services, Edgewater announced that it was undertaking cost cutting measures by realigning its workforce. Edgewater reduced its overall headcount by 38 employees, or 19% of its total workforce. The Company recorded a restructuring charge in the first quarter of 2002 of $350,000, which consisted primarily of severance and similar employee termination expenses. As of September 30, 2002, all accrued restructuring amounts have been paid.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    BUSINESS TRANSACTIONS:

Effective April 1, 1999, the Company acquired Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”), an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. Edgewater Delaware is the Company’s primary operating subsidiary. As the acquisition was accounted for as a purchase business combination, the consolidated financial statements include the operating results of Edgewater Delaware from the date of acquisition. The cost of this acquisition was allocated based on estimated fair market value of the assets acquired and liabilities assumed with the excess costs over fair values of net assets acquired recorded as goodwill. The carrying value of the goodwill was reduced during the first quarter of 2002, according to the provisions of SFAS 142, as discussed in Note 10.

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

•
On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing working capital adjustment (the “Transaction”). We consummated the Transaction and received proceeds on March 16, 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. with respect to the post-closing working capital purchase price adjustment. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

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

As a result of the completion of the non-Solutions strategic alternative transactions described above, the operating results for ClinForce for 2001 and our corporate transition costs have been included in discontinued operations in the accompanying consolidated financial statements. Revenues and operating loss from discontinued operations were $7.7 million and $1.6 million, respectively, for the nine months ended September 30, 2001.

9.    EXTRAORDINARY ITEM — WAKEFIELD TRAGEDY:

On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. We incurred expenses totaling approximately $1.0 million through September 30, 2002, for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds and the applicable tax effect, in the accompanying consolidated statements of operations. For the three months ended September 30, 2001, amounts recorded as extraordinary item represent additional accruals recorded, net of the applicable income tax effect. For the nine months ended September 30, 2001, amounts recorded as extraordinary item represent additional accruals, net of insurance proceeds, and the applicable income tax effect.

10.  CHANGE IN ACCOUNTING PRINCIPLE:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an indefinite life, are no longer amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement became effective January 1, 2002 and as a result, beginning January 1, 2002, we discontinued amortizing intangible assets related to goodwill. Our goodwill amortization expense for the three and nine months ending September 30, 2001 totaled $1.1 million and $3.2 million, respectively. Adjusted reported net income (loss) assuming the exclusion of goodwill amortization for the three and nine months ended September 30, 2001 would have been $1.1 million or $0.10 EPS and $6.7 million or $0.50 EPS, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company adopted SFAS No. 142 during the quarter ended March 31, 2002. In connection with the adoption of this new standard, the Company obtained an independent valuation of its business during the first quarter of 2002. As a result of this evaluation, in which the declining market values of the IT services sector played a major factor, the Company recorded a non-cash, goodwill impairment charge of $12.5 million. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment. Unamortized goodwill as of December 31, 2001 was $30.7 million. Our total unamortized goodwill, net of the impairment charge, as of September 30, 2002 amounts to $18.3 million. This charge was recorded as a change in accounting principle in the accompanying consolidated statement of operations.

11.    EARNINGS (LOSS) PER SHARE:

A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands, Except Per Share Data)
Basic earnings per share:
Net (loss) income applicable to common shares	$(553)	$70	$(15,040)	$3,466

Weighted average common shares outstanding	11,527	11,629	11,599	13,275

Basic (loss) income per share of common stock	$(0.05)	$0.01	$(1.30)	$0.26

Diluted earnings per share:
Net (loss) income applicable to common shares	$(553)	$70	$(15,040)	$3,466

Weighted average common shares outstanding	11,527	11,629	11,599	13,275
Dilutive effect of stock options	—	—	—	—

Weighted average common shares, assuming dilutive effect of stock options	11,527	11,629	11,599	13,275

Diluted (loss) earnings per share of common stock	$(0.05)	$0.01	$(1.30)	$0.26

Options to purchase approximately 3.1 million shares of common stock were outstanding during the three and nine months ended September 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. The prices of these options range from $4.00 to $39.63 per share for the three and nine months ended September 30, 2002. These options were still outstanding as of September 30, 2002.

Options to purchase approximately 4.5 million shares of common stock were outstanding during the three and nine months ended September 30, 2001, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. The prices of these options ranged from $4.00 to $39.63 per share for the three and nine months ended September 30, 2001.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    SEGMENT INFORMATION:

As a result of the divestiture transactions described in Note 8, Edgewater Delaware, the consulting and systems integration operating subsidiary, now represents our only segment of business; therefore no segment data has been provided.

13.    RELATED PARTY:

Synapse Group, Inc. (“Synapse”), one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company’s Board of Directors. Revenues from Synapse amounted to $3.1 million and $9.3 million, respectively, for the three and nine months ended September 30, 2002. Revenues from Synapse amounted to $2.7 million and $7.8 million, respectively, for the three and nine months ended September 30, 2001. Payments received from Synapse for the nine months ended September 30, 2002 and 2001, amounted to $9.3 million and $8.4 million, respectively. Outstanding accounts receivable balances as of September 30, 2002 and December 31, 2001, were $2.0 million respectively, which balances were within the Company’s normal business terms.

14.    NEW ACCOUNTING PRONOUNCEMENTS:

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years. The Company adopted this new pronouncement during the first quarter of 2002, the adoption of which did not have a material impact upon the Company’s consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

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

On August 23, 2001, the LLC and the Stephens Group filed a lawsuit in Washington County Circuit Court in Arkansas against our company (the “Arkansas Action”), seeking in excess of $13 million of alleged actual, incidental and consequential damages and not less than $25 million in punitive damages concerning alleged breaches and alleged misrepresentations, respectively, under and in connection with the Purchase Agreement. On December 21, 2001, the Judge in Washington County Circuit Court in Arkansas granted our motion to stay the Arkansas Action in favor of the Delaware Action. On March 8, 2002, the Stephens Group and the LLC dismissed the Arkansas Action and on the same day filed an answer to the Delaware Action and a counterclaim in Delaware Superior Court against our company alleging misrepresentations and breaches under and in connection with the Purchase Agreement and requesting damages in an amount to be proved at the trial (the “Counterclaim”). Discovery is substantially complete with respect to the Delaware Action and the Counterclaim. In late September 2002, we filed a summary judgment motion with respect to the Counterclaim and the LLC and the Stephens Group filed a partial summary judgment motion with respect to the Delaware Action. During October 2002, each party filed response briefs and reply briefs with respect to these summary judgment motions. On November 6, 2002, the judge in the Delaware Superior Court heard oral arguments on the respective motions and granted certain portions of our company’s summary judgment motion to effectively dismiss the Counterclaim and denied the summary judgment motion of the LLC and the Stephens Group in connection with the Delaware Action (the “Ruling”). The effect of the Ruling is that the case has been taken off the trial calendar for November 18, 2002. The Ruling will not be deemed final until the judge issues a written opinion, at which time the LLC and the Stephens Group would have the right, during a prescribed time period, to appeal the Ruling to the Delaware Supreme Court. We believe that the Counterclaim is without merit and we will vigorously pursue the Delaware Action, while vigorously defending against the Counterclaim.

ITEM 2.

EDGEWATER TECHNOLOGY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Business Overview

Edgewater Technology, Inc. (“Edgewater”, “Edgewater Technology” or the “Company” f/k/a StaffMark, Inc. together with its operating subsidiary Edgewater Delaware) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our clients, targeting strategic, mission-critical applications. With approximately 124 technical consulting professionals, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of strategically positioned solutions centers.

Edgewater Technology offers an end-to-end platform of technology-driven business solutions to help organizations tackle the barriers of technology transition, including:

(1) Strategy — We advise our customers on how to apply technology to support the achievement of their business goals—whether their goals are reduction in cost, process improvements, customer service improvements or expanding into new markets and product lines. Our strategy services include analyzing the customer’s business goals, business processes and existing technology infrastructure. We typically evaluate both packaged and custom software alternatives to solve their problem and formulate recommendations for a technology solution strategy. We emphasize quantifying the projected business impact of our recommended solutions in financial terms, as a means to ensure that our strategy recommendations drive business value. We provide a tactical road map that our customers can implement immediately, as opposed to the type of high-level consulting advice that requires additional planning prior to being implemented.

(2) Solutions — We design, build, and deploy large-scale enterprise-wide systems. Edgewater Technology’s solutions services include developing and implementing custom applications as well as “blend-in” packaged applications to create flexible, scalable custom solutions that integrate a customer’s Web presence, customer service and back-office legacy systems into technology-driven applications.

(3) Support — We provide a spectrum of post-deployment support services, including Internet application outsourcing and site maintenance.

With a ten year history, Edgewater Technology has focused, through our operating subsidiary company, on five key core values that differentiates us from the competition:

(1) Delivery Excellence — We have an enviable delivery history that is built upon a proven methodology and processes. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, established implementation and support methodologies and most importantly, effective and continued communication with our clients throughout the entire process.

(2) Vertical Expertise — We bring vertical industry knowledge together with a broad base of key strategic technologies. Edgewater uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our products and services include: Financial Services (retail banking, insurance, portfolio/asset management); Health care (managed care, life sciences); Retail and Emerging Markets (higher education, transportation), while we also focus on service offerings that cross each vertical such as Customer Service, Supply Chain and Web Services/.Net.

(3) Technology Excellence – We extend our services through proven key strategic technologies that focus on vertical business practices to build scalable custom solutions providing a solid return on the investment and thereby competitive advantage to our clients. Edgewater Technology’s areas of technical expertise include: Web-based solutions; architectural strategy; Internet/Intranet/Extranet; e-commerce; computer telephony; transaction processing and legacy systems integration.

(4) Middle-Market Focus — We are well positioned to serve the technology needs of the middle-market through our solutions centers based in second-tier cities in which middle-market enterprises typically reside. The middle-market, defined as companies and/or subsidiaries of large corporations with $50 million to $1 billion in revenue, is a large growing segment of the economy.

(5) Strong Operational Metrics – Edgewater Technology’s original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consultant resources, and disciplined financial practices resulting in predictable utilization, gross profit and a strong balance sheet.

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

Revenue Recognition. Substantially all of the our company’s contracts are billed on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed-price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance against our net deferred tax assets of approximately $15 million as of September 30, 2002 and December 31, 2001 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the deferred tax asset may be recorded, which could materially impact our financial position and net income (loss) in the period.

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

Legal Contingencies. We are currently involved in certain legal proceedings with respect to alleged misrepresentations and breaches of contract in connection with the sale of our commercial segment in June 2000. As discussed in Note 15 of our consolidated financial statements and Part II, Item 1, “Legal Proceedings” of in this 10-Q, we believe that the Counterclaim involving the Stephens Group, Inc., Staffmark Investment, LLC and their affiliates (collectively “Staffmark Investment”) is without merit and deny all of the allegations in the Counterclaim. In addition, we will vigorously pursue our claim against Staffmark Investment, while vigorously defending against the Counterclaim. Since we do not believe any recovery by Staffmark Investment with respect to the Counterclaim is probable, and reasonably estimatable, no amount has been reserved or accrued for in our company’s consolidated financial statements as to this legal proceedings matter. See Note 15 to the consolidated financial statements and Part II, Item 1, “Legal Proceedings” included elsewhere herein.

Results For The Three Months and Nine Months Ended September 30, 2002 Compared To Results For The Three and Nine Months Ended September 30, 2001

Revenues. Revenues for the three months ended September 30, 2002 decreased $1.4 million, or 24%, to $4.6 million compared to $6.0 million for the three months ended September 30, 2001. Revenues decreased $6.5 million, or 32%, to $14.0 million for the nine months ended September 30, 2002 compared to $20.5 million for the nine months ended September 30, 2001. Revenues decreased primarily due to an economic slowdown that has affected spending for information technology services, resulting in postponed or delayed projects. For the three months ended September 30, 2002 and 2001, two customers and one customer, respectively, each contributed more than 10% of revenues. For the nine months ended September 30, 2002 and 2001, two customers and one customer, each contributed more than 10% of revenues. For the three and nine months ended September 30, 2002 our three largest customers represented 85% and 83% of our revenues in the aggregate, respectively. For the three and nine months ended September 30, 2001, our three largest customers represented 64% and 57% of our revenues in the aggregate, respectively. See Note 13 to the consolidated financial statements included elsewhere herein.

Cost of Services. Project personnel costs consist principally of salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs decreased $0.9 million, or 23%, to $2.9 million for the three months ended September 30, 2002 compared to $3.7 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, project personnel costs decreased $2.9 million, or 24%, to $9.1 million compared to $12.1 million for the nine months ended September 30, 2001. Utilization is a function of our ability to utilize our billable professionals and generate revenues. Our utilization rates for the three and nine months ended September 30, 2001 amounted to 68.5% and 71.8%, respectively. Our utilization rates for the three and nine months ended September 30, 2002 amounted to 65.8% and 64.8%, respectively.

Gross Profit . Gross profit for the three months ended September 30, 2002 decreased $0.6 million, or 25%, to $1.7 million compared to $2.3 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, gross profit decreased $3.6 million or 43%, to $4.8 million compared to $8.5 million for the nine months ended September 30, 2001. The decrease in gross profit directly relates to the decrease in revenues and utilization during the period. Gross profit margin for the three months ended September 30, 2002 was 37.6% compared to 38.2% during the three months ended September 30, 2001. Gross profit for the nine months ended September 30, 2002 was 34.6% compared to 41.3% during the nine months ended September 30, 2001, due primarily to the decrease in revenues and utilization discussed above.

SG&A. Selling, general and administrative expenses (“SG&A”) decreased $0.05 million, or 2%, to $2.2 million for the three months ended September 30, 2002 compared to $2.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, SG&A decreased $1.6 million or 20% to $6.6 million compared to $8.3 million for the nine months ended September 30, 2001. SG&A as a percentage of revenue was 47.7% and 37.3% for the three months ended September 30, 2002 and 2001, respectively, and was 47.6% and 40.4% for the nine months ended September 30, 2002 and 2001, respectively, and such percentage increase is attributable to lower revenue levels during the relevant 2002 periods referenced above. SG&A decreased primarily as a result of lower payroll and bonus expense and a reduction in recruiting expense and associated costs of hiring new staff.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.1 million to $0.2 million for the three months ended September 30, 2002 as compared to $1.4 million for the same period last year. Depreciation and amortization expense also decreased $3.3 million to $0.8 million for the nine months ended September 30, 2002 as compared to $4.1 million for the same period a year ago. This decrease is a direct result of the implementation of SFAS 142, in which goodwill, as well as other intangibles determined to have an indefinite life, are no longer amortized. Accordingly, as of January 1, 2002, we discontinued amortizing our intangible assets related to goodwill. Our goodwill amortization expense for the three and nine months ended September 30, 2001 amounted to $1.1 million and $3.2 million, respectively. Our net unamortized goodwill as of September 30, 2002 was $18.3 million.

Restructuring Charges. As a result of reduced revenue, we implemented a workforce reduction in February 2002 to better align our consultant base to our expected revenues in the first half of 2002. The Company adjusted headcount by nineteen percent (19%), or approximately 38 positions, which resulted in a restructuring charge of approximately $350,000, which consisted primarily of severance and similar employee termination expenses. All amounts have been paid as of September 30, 2002.

Operating Loss. Operating loss decreased $0.6 million to $0.7 million for the three months ended September 30, 2002 compared to $1.3 million for the same period last year. Operating loss decreased $1.0 million to $2.9 million for the nine months ended September 30, 2002 compared to $3.9 million for the same period last year. Operating losses decreased from the prior year primarily due to a reduction in project personnel costs associated with the restructuring that occurred in the first quarter and by the elimination of goodwill amortization due to the adoption of SFAS 142 in the first quarter. See Note 10 to the consolidated financial statements included elsewhere herein.

Interest Income (Expense), Net. We earned net interest income of $0.2 million for the three months ended September 30, 2002, as compared to net interest income of $0.4 million for the three months ended September 30, 2001. Net interest income for the nine months ended September 30, 2002 and 2001 was $0.6 and $1.8 million, respectively. This decrease is due primarily to the decrease in interest rates, and a lower average cash balance during 2002, as a result of our issuer tender offer and stock repurchases in 2001.

Net Loss From Continuing Operations. We recorded a net loss from continuing operations of $0.6 million for the three months ended September 30, 2002 compared to a net loss from continuing operations of $1.0 million for the three months ended September 30, 2001. Net loss from continuing operations for the nine months ended September 30, 2002 and 2001 was $2.6 million and $2.7 million, respectively. Net loss from continuing operations was (12.0%) and (16.8%) of revenues for the three months ended September 30, 2002 and 2001, respectively, and was (18.5%) and (13.1%) of revenues for the nine months ended September 30, 2002 and 2001, respectively.

Tax Provision. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rates for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rare is determined. The tax provision for the three and nine months ended September 30, 2002 represents amounts due and payable to the state of Delaware for franchise taxes and accrual for tangible net worth. For all other jurisdictions, the estimated effective tax rate for the three and nine months ended September 30, 2002 and 2001 was 37%. We expect the effective tax rate to remain at approximately 37% for the remainder of 2002. We have recorded a valuation allowance against our net deferred tax assets of approximately $15 million as of September 30, 2002 and December 31, 2001 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.

Extraordinary Item. The Company recorded certain costs, net of insurance proceeds and the applicable tax effect, associated with the Wakefield Tragedy, as an extraordinary item in the financial statements. See Note 9 to the consolidated financial statements.

Change in Accounting Principle. We recorded a non-cash, goodwill impairment charge of $12.5 million during the nine months ended September 30, 2002 due to the adoption of SFAS No. 142. See Note 10 to the consolidated financial statements.

Net (Loss) Income. We recognized a net loss of ($0.6) million for the three months ended September 30, 2002 compared to a net income of $0.07 million for the three months ended September 30, 2001. We recognized a net loss of ($15.0) for the nine months ended September 30, 2002 compared to a net income of $3.5 million for the nine months ended September 30, 2001. Net loss for the three months ended September 30, 2002 increased primarily due to the income from discontinued operations recognized in 2001of $1.1 million, partially offset by lower project personnel costs due to the first quarter 2002 restructuring and other changes discussed above. The net loss increased substantially for the nine months ended September 30, 2002 due to the adoption of SFAS 142, which required the our goodwill to be revalued, resulting in an impairment charge of $12.5 million for the nine months ended September 30, 2002. Net income for the nine months ended September 30, 2001 included a gain on the sale of our non-solutions division of $6.5 million and a net loss from operations of the discontinued division of ($0.3) million.

Discontinued Operations and Other Matters

As a result of the completion of the non-Solutions strategic alternative transactions described in Note 8 to the consolidated financial statements, the operating results for ClinForce for 2001 and our corporate transition costs have been included in discontinued operations in the accompanying consolidated financial statements. Revenues and operating loss from discontinued operations were $7.7 million and $1.6 million, respectively, for the nine months ended September 30, 2001. There were no revenues or operating losses from discontinued operations during the three and nine months ended September 30, 2002.

During the second quarter of 2002, our company was notified by the Internal Revenue Service that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. Our company has responded to the IRS information request by delivering documents and answering questions. For the period of the fiscal years covered by the audit, we owned non-Solutions staffing related businesses, which were sold during the 2000 and 2001 fiscal years, as described above.

Liquidity and Capital Resources

Our primary historical sources of funds are from operations and the proceeds from equity offerings and sales of businesses. Our principal historical uses of cash have been to fund working capital requirements and capital expenditures. We generally pay our consultants and associates bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

In July 2000, the Board of Directors authorized management, subject to legal requirements, to use up to $30 million to repurchase our common stock over a twelve month period (unless shortened or extended by the Board of Directors). Our repurchase program was extended by the Board of Directors on August 23, 2001 and September 26, 2002, respectively, in each instance for an additional twelve months for repurchases of up to $20.0 million. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this program, during the three and nine months ended September 30, 2001, we repurchased 80,300 shares of our common stock for $0.3 million and 899,800 shares of our common stock for $3.6 million, respectively. During the three and nine months ended September 30, 2002, we repurchased 102,678 shares of our common stock for approximately $0.4 million.

Net cash provided by (used in) continuing operating activities was $0.4 million and ($0.1) million for the three and nine months ended September 30, 2002, respectively. Net cash provided by operating activities was $1.7 million and $3.0 million for the three and nine months ended September 30, 2001, respectively. The net cash used by continuing operating activities for the nine months ended September 30, 2002 was primarily attributable to our net loss position, partially offset by the change in accounting principle and changes in operating assets and liabilities.

Net cash (used in) provided by continuing investing activities was ($6.3) million and ($8.8) million for the three and nine months ended September 30, 2002, respectively. Net cash (used in) provided by continuing investing activities was ($20.0) million and $13.5 million for the three and nine months ended September 30, 2001, respectively. Cash (used in) provided by continuing investing activities during the three and nine months ended September 30, 2002 and the three months ended September 30, 2001 was primarily attributable to cash received from and paid for short-term investments. In 2001, cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our various businesses unrelated to our solutions division.

Net cash used in continuing financing activities was $0.5 million and $0.7 million for the three and nine months ended September 30, 2002, respectively, while net cash used in continuing financing activities was $0.4 million and $135 million for the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2002, cash used in continuing financing activities was primarily related to the repurchase of stock and repayments on our capital lease obligations. For the three and nine months ended September 30, 2001, cash used in continuing financing activities was primarily related to the repurchase of stock and the Tender Offer in January 2001 to repurchase 16.25 million shares of common stock for approximately $131.1 million, including fees.

Net cash used by discontinued operations was $0.3 million and $3.2 million for the three and nine months ended September 30, 2002, respectively. Net cash provided by discontinued operations was $16.0 million and $5.4 million for the three and nine months ended September 30, 2001. These amounts relate to expenses incurred or accrued related to discontinued operations.

As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $6.7 million and $12.9 million for the three and nine months ended September 30, 2002, respectively, while decreasing $2.8 and $113.4 million for the three and nine months ended September 30, 2001. As of September 30, 2002 cash and marketable securities amounted to $47.3 million compared to $51.5 million as of December 31, 2001, which difference is primarily attributed to $3.2 million used in discontinued operations, $0.1 million used in operations, $0.4 million used for the repurchase of stock, $0.1 million used for capital purchases, and $0.2 million used for the repayment of capital leases.

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

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years. The Company adopted this new pronouncement during the first quarter of 2002, the adoption of which did not have a material impact upon the Company’s consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to

Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

Legal Proceedings

We are pursuing a claim against Stephens Group, Inc. and Staffmark Investment, LLC with respect to the purchase agreement in June 2000 in Delaware Superior Court. Stephens Group, Inc. and Staffmark Investment, LLC are pursuing a counterclaim against our Company in connection with the same purchase agreement for the sale of our commercial staffing segment in the same court. This matter is described and detailed in Note 15 to our consolidated financial statements and “Part II, Item 1, Legal Proceedings”, of this Form 10-Q with our claim being referenced as the Delaware Action and the Stephens Group, Inc. and Staffmark Investment, LLC counterclaim being referenced as the Counterclaim.

Special Note Regarding Forward Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q (this “10-Q”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenues, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences, liquidity needs and litigation matters. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2001 Annual Report on Form 10-K as filed with the SEC on March 27, 2002.

The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “believe,” “enable” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “increase,” “modifying,” “reacting,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, repurchase shares in the future on terms acceptable to us; (2) changes in industry trends, such as a decline in the demand for Solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) costs or savings from workforce reductions; (4) failure of our backlog to be recorded as revenue; (5) inability of increased sales to result in increased revenues and/or increased consultant utilization rates; (6) adverse developments and volatility involving debt, equity, currency or technology market conditions; (7) the occurrence of lawsuits or adverse results in litigation matters, including but not limited to the Staffmark Investment, LLC and the Stephens Group, Inc. litigation; (8) failure to obtain new customers or retain significant existing customers; (9) loss of key executives; (10) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, changes in interest or currently exchange rates; (11) failure of the middle-market and the needs of middle-market enterprises for business services to develop as anticipated; (12) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (13) expanding outsourcing services to generate additional revenue; and/or (14) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a deferred tax asset of approximately $22.6 million. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2001 Form 10-K filed with the SEC on March 27, 2002. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, to fund strategic acquisitions, or other transactions authorized by our company’s Board. None of our market-risk sensitive instruments are held for trading purposes. We do not purchase derivative financial instruments.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure controls and procedures. Our company’s President and Chief Executive Officer and Chief Financial Officer, after evaluation the effectiveness of our company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within ninety (90) days of the date of this report, have concluded that our company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to our company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

Changes in Internal Controls. There were no significant changes in our company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our company’s internal controls. Accordingly, no corrective actions were required or undertaken.

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

On August 23, 2001, the LLC and the Stephens Group filed a lawsuit in Washington County Circuit Court in Arkansas against our company (the “Arkansas Action”), seeking in excess of $13 million of alleged actual, incidental and consequential damages and not less than $25 million in punitive damages concerning alleged breaches and alleged misrepresentations, respectively, under and in connection with the Purchase Agreement. On December 21, 2001, the Judge in the Washington County Circuit Court in Arkansas granted our motion to stay the Arkansas Action in favor of the Delaware Action. On March 8, 2002, the Stephens Group and the LLC dismissed the Arkansas Action and on the same day filed an answer to the Delaware Action and a counterclaim in Delaware Superior Court against our company alleging misrepresentations and breaches under and in connection with the Purchase Agreement and requesting damages in an amount to be proved at the trial (the “Counterclaim”). Discovery is substantially complete with respect to the Delaware Action and the Counterclaim. In late September 2002, we filed a summary judgment motion with respect to the Counterclaim and the LLC, and the Stephens Group filed a partial summary judgment motion with respect to the Delaware Action. During October 2002, each party filed response briefs and reply briefs with respect to these summary judgment motions. On November 6, 2002, the judge in the Delaware Superior Court heard oral arguments on the respective motions and granted certain portions of our company’s summary judgment motion to effectively dismiss the Counterclaim and denied the summary judgment motion of the LLC and the Stephens Group in connection with the Delaware Action (the “Ruling”). The effect of the Ruling is that the case has been taken off the trial calendar for November 18, 2002. The Ruling will not be deemed final until the judge issues a written opinion, at which time the LLC and the Stephens Group would have the right, during a prescribed time period, to appeal the Ruling to the Delaware Supreme Court. We believe that the Counterclaim is without merit and we will vigorously pursue the Delaware Action, while vigorously defending against the Counterclaim.

We are also a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition of our company. We maintain insurance in amounts, with coverage and deductibles that we believe are reasonable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable as our company does not have any senior securities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable as there were no matters submitted to our company’s stockholders during the quarterly period ended September 30, 2002

ITEM 5.    OTHER INFORMATION

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
99.1 906 Certification

(b) Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.
Date: November 14, 2002	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: November 14, 2002	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer

302 CERTIFICATION

I, Shirley Singleton, the President and Chief Executive Officer of Edgewater Technology, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process summaries and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrants’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

302 CERTIFICATION

I, Kevin Rhodes, the Chief Financial Officer of Edgewater Technology, Inc. (the “Company”), certify that:

7.	I have reviewed this quarterly report on Form 10-Q of the Company;

8.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

11.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process summaries and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.
The registrants’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer