Form 10-K
period 2002-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2003-03-28
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           Commission file number: 0-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Harvard Mill Square Wakefield, Massachusetts	01881
(Address of principal executive offices)	(Zip Code)

(781) 246-3343 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934  ☐

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the registrant) was approximately $43.9 million as of March 18, 2003.

As of March 18, 2003, the number of shares outstanding of the registrant’s common stock was 11,431,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s annual meeting of stockholders to be held on May 22, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Properties,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future operating income, future cash flows, potential dividends, potential business combination transactions, competitive and strategic initiatives, potential stock repurchases, and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” and elsewhere in this Form 10-K.

The forward-looking statements included in this Form 10-K relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “decide,” “goal,” “objective,” “quality,” “growth,” “leader,” “could,” “expect,” “intend,” “plan,” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “meet,” “allow,” “allowed,” “represent,” “commitment,” “lend,” “create,” “implement,” “result,” “seek,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “will,” “going,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to effect a business combination, execute upon growth objectives, pay a dividend or repurchase shares in the future on terms acceptable to us; (2) changes in industry trends, such as a decline in the demand for Solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) adverse developments and volatility involving debt, equity, currency or technology market conditions; (4) the occurrence of lawsuits or adverse results in litigation or tax matters; (5) failure to obtain new customers or retain significant existing customers; (6) loss of key executives; (7) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, changes in interest or currency exchange rates; (8) failure of the middle market and the needs of middle-market enterprises for IT Solutions services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) expanding outsourcing services to generate additional revenue; and/or (11) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is included in the net deferred tax asset of approximately $22.9 million as of December 31, 2002 as referred to in this Form 10-K. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

EDGEWATER TECHNOLOGY, INC.

Form 10-K

Annual Report

For the Year Ended December 31, 2002

PART I

ITEM 1. BUSINESS

General

Edgewater Technology, Inc. (and subsidiaries are collectively referred to in this Form 10-K as “we”, “us”, “our”, “our Company”, “the Company”, or “Edgewater”) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services primarily to middle-market companies and divisions of Global 2000 companies. Our Company, formerly known as StaffMark, Inc., was incorporated in the State of Delaware in 1996. Our primary operating subsidiary is Edgewater Technology (Delaware), Inc., a Delaware corporation that was incorporated in 1992, acquired by our Company in 1999, and is sometimes referred to in this Form 10-K as “Edgewater Technology.” Since our Company engages in business activities under one operating segment, which provides technical consulting, custom software development and integration services, no separate segment disclosure is provided in this Form 10-K.

We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with customers to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, our Company has developed a partnership approach with our customers, targeting strategic, mission-critical applications. As of December 31, 2002, we had approximately 119 technical consulting professionals servicing our client base by leveraging a combination of our vertical industry knowledge with a broad base of key strategic technologies, along with proven reengineering techniques provided by our network of strategically positioned solutions centers.

Although our Company is not an “Accelerated Filer” under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, our financial information, including the information in this Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to the above mentioned reports, may be viewed on the Internet at www.edgewater.com/site/investor_relations/index.html. Copies are also available, without charge, from Edgewater Technology, Corporate Investor Communications, 20 Harvard Mill Square, Wakefield, MA 01880. Alternatively, reports filed with the Securities & Exchange Commission (the “SEC”) may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov.

Overview of the Edgewater Technology Business

Edgewater Technology offers an end-to-end platform of technology-driven business solutions to help organizations tackle the barriers of technology transition, including:

•	Strategy—We work with our customers to determine which IT investments provide the most value and how to apply technology to support their business goals – whether their goals are cost reductions, process improvements, customer service improvements or expanding into new markets and product lines. Our strategy services include analyzing our customers’ business goals, business processes and existing technology infrastructure. We emphasize quantifying the projected business impact of our recommended solutions in financial terms as a means to ensure that our strategy recommendations drive business value. We provide our customers with a tactical road map that they can implement immediately, as opposed to high-level consulting advice that often results in additional planning engagements prior to development and implementation.

•	Solutions—We specialize in developing and implementing technology applications that are tailored for each client’s unique business needs. Using a collaborative approach, our technical and vertical industry specialists take the time to understand a customer’s core business objectives and determine how technology can assist them in achieving their goals, not only in the immediate future but also in the long-term. The customized applications that we develop are both flexible and scalable. Flexibility is critical so that our customers can easily integrate our solutions with their existing systems, upgrade solutions for technological changes and respond to developments in how business is conducted across Internet technologies. Scalability is crucial to our customers as they often experience significant increases in transaction volume within a short-time period.

•	Support—We provide a spectrum of post-deployment support services, including application outsourcing and site maintenance, that enables our customers to focus on their core competencies. We understand that being able to cater to all of the applications that support our customers’ businesses, especially applications that are in the early stages of evolution, requires the necessary technology skills and business understanding. We work with our customers to assist in the long-term care and feeding of their custom applications. We provide flexible and custom solutions that can range from remotely managing customer assets at onsite customer locations, to facilities management of our customers’ assets at Edgewater Technology’s network operating facility, or a complete solution with Edgewater Technology providing all services, including strategy, solutions and support.

The following diagram illustrates our service offerings:

With a ten year operating history, Edgewater Technology has focused on five core values that differentiate it from the competition:

(1)	Delivery Excellence—Our enviable delivery history is built upon ten years of proven methodology and processes, and by continually delivering solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, and established implementation and support methodologies. Most importantly, we provide effective and continued communication with our customers throughout the entire process. Our delivery history has contributed to our ability to build long-term relationships with our customers.

(2)	Vertical Expertise/Horizontal Service Offerings—We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ technology needs and deliver award-winning tailored strategies and solutions. We bring vertical industry knowledge together with a broad base of key strategic technologies. Edgewater Technology uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our services include: Financial Services (Retail Banking, Portfolio/Asset Management) with an emphasis on Insurance; Health Care (Managed Care, Life Sciences); Higher Education, Retail and various Emerging Markets that consist of untapped vertical markets which are just beginning to leverage the use of technology. We also focus on service offerings that cross each vertical such as Supply Chain, Customer Service and Web Services. The diagram below illustrates our vertical and horizontal service offerings:

(3)	Technology Excellence—We extend our services through proven key strategic technologies and through the focus of vertical business practices to build scalable custom solutions providing a solid return on the investment (ROI) and thereby competitive advantage to our customers. Our team of professionals has the technology expertise, coupled with vertical knowledge, to offer comprehensive strategies and solutions. Our established partnerships with industry leaders enable us to deliver market-leading insights and innovative solutions that meet our customers’ diverse business needs quickly. Our areas of technical expertise include: Web-based solutions; architectural strategy; Web services; data management; transaction processing and legacy systems integration.

(4)	Middle-Market Focus—We are well positioned to serve the technology needs of the middle market through our solutions centers based in second-tier cities in which middle-market enterprises typically reside. The middle market is defined as companies and/or subsidiaries of Global 2000 corporations with $50 million to $1 billion in revenue. By leveraging our solutions centers, we are able to create a virtual development environment that allows for efficiencies in staff management, while servicing clearly defined markets to leverage technology and gain competitive advantage.

(5)	Strong Operational Metrics—Since our inception in 1992, Edgewater Technology’s original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consulting resources, company utilization and gross margin.

Customers

We derive a significant portion of our revenues from large projects with a limited number of customers . In 2002, our five largest customers accounted for 88.0% of our revenues. In 2001, our five largest customers accounted for 70.7% of our revenues. During 2002, we developed relationships and recorded revenues from 19 new customers, as compared to 17 new customers in 2001.

The following is a partial list of customers who have engaged our services:

American Express	IntelliCare

American Student Assistance	Marten Transportation

art-exchange.com	Massachusetts Educational Financing Authority (MEFA)

Barnstable Mutual Insurance	Massachusetts Institute of Technology (MIT)

Blue Cross/Blue Shield ofArkansas	Missouri Department of Higher Education

CMD	Merrill Corporation

Champion Exposition Services	Northeastern University

Chandler Concrete	Oregon Student Assistance Commission

Circles, Inc.	Priority Telecom

Concentra Managed Care	SunGard Asset Management

Cyrk	The Synapse Group, Inc.

Document Sciences Corporation	T. Rowe Price

Employers Association	TJX Corporation

Fidelity Investments	The United States Postal Service

Ford Credit	USAble Life

Harvard University	Visiting Nurses Association of America (VNAA)

Significant Customer

The Synapse Group, Inc., an AOL/Time Warner company (“Synapse”), is considered a related party as its President and Chief Executive Officer is also a member of our Board of Directors. Revenues from Synapse amounted to $12.3 million and $10.6 million for 2002 and 2001, respectively. Accounts receivable for Synapse were $1.9 million and $2.0 million as of December 31, 2002 and 2001, respectively, which amounts were on customary business terms. For more information with respect to our significant customers, see “Item 8 – Financial Statements and Supplementary Data – Note 17.”

We have a master agreement with Synapse which has been extended by our Company and Synapse by mutual written agreement through June 30, 2003 (the “Existing Synapse Agreement”). The Existing Synapse Agreement operates as a master services agreement over numerous statements of work that govern particular customer software, systems integration and hosting services projects. In the Existing Synapse Agreement and the various statements of work, both our Company and Synapse have the right to terminate this agreement and each statement of work with one hundred and twenty (120) days prior written notice. In addition, Synapse upon thirty (30) days prior written notice, under each statement of work, may alter our Company’s consultant staff assignments on each particular project.

Our Company and Synapse have been in negotiation with respect to a new master agreement, which based upon the most recent draft, is not materially different from the Existing Synapse Agreement. If finalized and executed between our Company and Synapse, the new master agreement would extend until December 31, 2004. There can be no assurance that a new master agreement will be entered into with Synapse. If Synapse were to terminate the Existing Synapse Agreement and/or the underlying statements of work, then such action or actions by Synapse could have a material adverse effect on our Company’s results of operations. See “Factors Affecting Finances, Business Prospects and Stock Volatility.”

Industry Dynamics

Today’s businesses utilize internal and external facing Internet technologies to enhance operations, reduce costs, increase market competitiveness, improve client productivity and create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the Internet to increase efficiency in their internal operations through improved communications with suppliers and other business partners. In order to capitalize fully on these new opportunities, businesses need Internet-based applications that are integrated with their existing application infrastructure and deliver information far more effectively than static or stand-alone Web pages. IT Solutions providers such as our Company possess the skills and personnel to help businesses capitalize on Internet-based opportunities.

IT consulting companies that develop customized software applications can assist their customers to acquire new clients, conduct electronic commerce and consistently manage client relationships. These solutions can also dramatically improve a company’s ability to access, analyze and distribute important information to suppliers, business partners, employees and clients. While there are numerous benefits that may be gained by utilizing the Internet, the analysis, design and implementation of an effective software solution requires a range of skills and expertise, which few businesses possess. The successful design of an application requires careful analysis and definition of the strategic implications of the Internet for a business, the creative possibilities for brand, content and user experience and the technology required to support the solution. The rapid development and launch of information technology further requires substantial expertise to develop and integrate new business processes with existing capabilities, to design and execute Internet marketing communications plans and to evaluate, select and implement the appropriate technologies.

Market Opportunity

The middle market continues to explore ways to capitalize on opportunities that leverage technology to drive business opportunities. Traditionally underserved by IT providers, the middle market is in need of technology systems and development that will support their plans for future growth, including:

•	The need to develop a comprehensive strategic understanding of how technology can enhance the business model;

•	The need to implement and stay abreast of new and rapidly changing technologies frequently without the benefit of a substantial internal IT staff;

•	Significant integration and interoperability issues caused by the patchwork of legacy systems that businesses often implement without a focused IT strategy;

•	Greater budgetary constraints than large enterprises. The typical middle market company does not have large research and development budgets, which makes it essential that the deployment of new Internet systems directly correlate to key business benefits; and

•	The need to maintain significant technological infrastructure and to support applications 24 hours a day, seven days a week.

In order to stay competitive, middle-market enterprises need to get to market very quickly and often lack internal IT resources. Accordingly, they increasingly demand a single source provider of strategy, systems integration, hosting and support services focused on their specific needs. Large traditional IT firms that provide these service offerings have primarily focused on large enterprises, such as Global 2000 companies, while largely ignoring the middle market and its unique needs. Many boutique IT service providers that direct their offerings to the middle market do not offer a comprehensive suite of services. They also frequently lack the financial resources and employees to take on full service projects or to provide follow-up support and training.

We believe that Edgewater Technology is uniquely positioned to serve as an effective single source provider of services to satisfy the needs of the middle market and that neither traditional IT service providers nor boutique providers currently effectively meet this demand. We can efficiently service the needs of the middle market through the strategic positioning of our solutions centers in second-tier cities in which middle-market enterprises typically reside. By leveraging our solutions centers, we are able to create a virtual development environment that allows for efficiencies in staff management, while servicing clearly defined markets to leverage vertical and technology expertise to gain competitive advantage.

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

Regional Solutions Centers. By strategically placing our regional solutions centers in second-tier cities, we believe that Edgewater Technology is able to provide high quality systems integration of technology solutions more rapidly and cost-effectively.

Strategic Alliances. As part of our sales and marketing strategy, we have established strategic working relationships with a number of companies, including American Student Assistance, BEA, Document Sciences, IBM, Microsoft, Optical Image Technology, Oracle, Sun and Symbol Technologies. These alliances generally entail sharing sales leads, joint marketing efforts, making joint client presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

Human Resources. As a service provider, Edgewater Technology’s success depends upon our ability to recruit and more importantly retain talented, experienced professionals. Through a combination of professional support, intellectual challenge, and a strong corporate culture, we believe Edgewater Technology attracts and retains a particularly strong group of experienced IT professionals.

Delivery Excellence. With such dramatic changes in today’s economy, customers are focused more than ever on partnering with IT Solutions providers that can consistently deliver results and quantifiable solutions that provide their organization with measurable benefits and a return on their investment. Edgewater Technology has a proven record of delivery excellence, which is not only critical to attracting and winning customers, but also retaining them. Our strong delivery focus is built upon ten years of proven methodology and processes and by continually focusing on delivering solutions that work. Our record of delivery excellence is the result of a well-defined business plan, highly-trained professionals, strong technical and vertical expertise, established implementation and support methodologies and most importantly, effective and continued communication throughout the entire process. We are technology agnostic, and therefore, we evaluate both packaged and custom alternatives to solve a particular customer’s challenges. We formulate recommendations for using technology that works best for that particular customer’s needs. By being committed to successfully delivering solutions, Edgewater Technology has been able to build long-term relationships of trust with our customers who continue to turn to us for their IT needs, which is demonstrated by our better than 90% repeat business factor and the fact that our long-term client and now partner, American Student Assistance (ASA), has been with us for more than ten years.

Business Strategy

Our business strategy is to become a leading provider of both single point and full enterprise scale technology solutions into the middle market. The middle market is in need of systems that streamline operations and reduce costs, while providing opportunities to increase revenue and market share. Edgewater Technology implements this business strategy through the key elements described below.

Further penetrate the underserved growing middle market. We plan to further penetrate the middle market by targeting middle-market companies that are located in second-tier (as opposed to major) metropolitan markets and catering to the relatively limited IT infrastructure middle-market companies (as compared to Global 2000 companies). Second-tier cities are fertile pastures for high retention and value-priced consulting staff not present in the key larger metropolitan cities. Limited IT infrastructure within middle-market companies facilitates Edgewater Technology’s entry into full-service custom application support and hosting offerings.

Provide delivery and operational excellence. Edgewater Technology’s strategy builds upon ten years of proven methodology, process, and delivery excellence. This expertise is being extended into the middle market via a virtual development environment that allows support to any client project from any and all delivery centers. Edgewater Technology’s virtual delivery capability allows us to operate with a highly utilized delivery staff focused by vertical industry experts and strategists.

Aggressively promote the Edgewater Technology brand. The middle market is a large, fragmented and geographically dispersed market. To leverage our direct selling efforts and reach this market effectively, we believe it is important to build awareness of the Edgewater Technology brand. To promote our brand, we have expanded our corporate marketing efforts, with the specific objective of targeting senior executives of certain customer accounts that influence the organizations decisions to outsource IT projects. Our goal is to create national recognition of the Edgewater Technology brand, along with our service offerings, positioning Edgewater Technology as a leading full-service provider of technology solutions that address the specific needs of the middle market.

Expand strategic alliances. The strategic partnerships that Edgewater Technology forms with leading and emerging technology companies are integral to the way we build our business. We partner with companies whose skill sets provide maximum synergy with Edgewater’s broad and evolving service offerings. By leveraging our individual and collective strengths through strategic working relationships, both organizations can capitalize on key market opportunities. Our partnerships enable us to deliver high-performance business and technology solutions that evolve from strategy development to solution creation and implementation to ongoing support.

Project Methodology and Technical Specialization

The components of our methodology act as building blocks that are used to construct a project life cycle tailored to the needs of the individual customer’s requirements. Key elements of our methodology that enables us to provide solutions are:

•	Strategic IT Assessment and Planning – Working with customer management to identify how IT can be used as a strategic advantage.

•	Development of the Business Case – Identifying key metrics used in establishing the Economic Value Added.

•	Project Planning – Defining detailed plans and identifying standards and constraints.

•	Workflow and Technical Analysis – Reviewing user actions, documentation and data flow.

•	Proof of Concept – Including sessions to determine how the system will “look and feel.”

•	Architectural Definition – Specifying technical requirements, data design, and defining acceptance criteria.

•	Drill Down – Confirming “look and feel” and “high-risk” areas of the design.

•	Build & Test – Creating software to meet requirements, quality assurance and integration testing.

•	Deployment – Custom acceptance testing, including training, installation and transition to maintenance.

•	Knowledge Transfer – Training and documentation required for successful rollout and support.

•	Support – Maintaining the system software and hardware if necessary or requested.

Our areas of technical specialization for which we deploy this methodology include: (1) Web-based solutions; (2) architecture strategy; (3) Web services; (4) data management; (5) transaction processing; and (6) legacy system integration.

Representative Customer Engagements

The following three case studies represent a sampling of the more than 450 projects that Edgewater Technology has completed over the last ten years. The case studies highlight Strategy and Solutions services delivered within particular vertical markets we have served.

Insurance Vertical

The Customer’s Challenge. A life insurance carrier providing life, accident and health insurance needed to improve efficiency and accuracy of their policy documentation while decreasing the amount of time to bring new products to market.

The Customer’s Business Goals and Edgewater Technology’s Strategy Response. During a preliminary strategy session, Edgewater Technology conducted meetings with the company’s executive management team and listed key goals for our technology solution:

•	Automate policy document creation;

•	Standardize policy document “look and feel”;

•	Improve efficiency and accuracy;

•	Decrease the amount of time needed to bring new products to market; and

•	Integrate automatically generated documents with a document archiving solution.

Edgewater Technology’s Solution. Edgewater Technology worked closely with key personnel within the organization and a set of technology partners to evaluate the client’s needs. Policy documents were analyzed and sorted to determine commonalities across product lines. Requirements for state regulated insurance filings were documented for application to the newly automated documents. Variable data was mapped to administrative system data stores to be merged into the new policy document automation system.

Prior to Edgewater Technology’s solution being implemented, the organization had a manual document production process. When an insurance policy was issued, it was posted to the administration system. The administration system printed a benefit summary, which triggered a manual “pull and sort” policy generation process. Preprinted sections, different based on product, effective date, jurisdiction, messaging, etc., were pulled from a store of bins and manually assembled for delivery to the customer. Manual quality assurance checks were common and necessary, as the system was prone to human error.

Edgewater Technology created an integrated, automated document assembly system by integrating the existing administration system with a rules-based content processing system and an enterprise-wide document imaging system. When non-existent variables necessary for document production were identified, Edgewater Technology designed a database and maintenance sub-system to bridge the system gap. The content processing system was used to define logic and text pieces and the rules to apply them. Integrated workflow and approval processing was set in place to ensure error-free, compliant documents.

A System that Works. In the new system, when a policy is issued and posted to the administration system, the benefit summary is captured and used to trigger the new process. Data from the administration system and the gap database are merged and processed by the document automation system. Jurisdictional, effective date and product-based rules are applied to generate the full document. Manual intervention is not required. The full package is generated straight through to the printer and delivered to the customer, seamlessly and automatically.

Benefits. The solution designed by Edgewater Technology provided multiple benefits. After system implementation, the new system enabled our client to better service their customers by increasing the quality, impact, accuracy and compliance of their policy documents. Specific benefits included:

•	Reduction of manpower – With the new system, personnel previously needed to pull and sort pre-printed document sections were no longer required.

•	Increased accuracy – With integrated workflow and approval processing, the policy documents are more accurate and compliant.

•	Quicker production of new insurance filings – Prior to Edgewater Technology’s solution, compliance officers were required to model new products using standard word processing products. Boilerplate text was not shared and documents were not produced in a consistent format. The new system provides a library of shared rules and text available for use across products lines.

•	Personalized, “merged” documents that increased customer satisfaction – Documents produced by the new system are more specific to the intended customer, increasing the personal touch.

•	Archival of documents – Given that the output of the new system was electronic, a direct interface to a document imaging and archival system could be utilized. This interface made true reprints and electronic research possible.

•	Creating a secure, flexible platform for growth – With Edgewater Technology’s solution, this organization has a secure environment for the production of client policy documents with the ability to continually improve the infrastructure with additional products in the future.

Retail Vertical

The Customer’s Challenges. To provide superior customer service, the nation’s third largest tradeshow services contractor required a more robust system that allows direct, secure customer access while handling increasing sales volumes. The customer wanted to leverage recent investments in hardware and operating systems.

The Customer’s Business Goals and Edgewater Technology’s Strategy and Solution Response. Planning and hosting exhibitions requires the ability to frequently share information easily and efficiently, both internally and externally. Several departments within this organization can be involved in any given show. Traditionally, the customer has communicated with its clients in a variety of ways including the Web site, which was difficult to update with the latest information, branding and style. Sharing and reviewing documents with show managers was cumbersome and in addition, service kits, a collection of show details such as regulations, order forms and union guidelines, were provided to exhibitors via hard copy. The customer’s legacy application was limiting its ability to support online ordering, as well as new pricing and marketing initiatives such as volume pricing or package discounts for bundling items together. With a unique pricing structure for each show and the legacy system’s inability to facilitate replicating prices from one show to another, a great deal of time was spent manually updating prices.

The customer’s goal was to streamline customer service while facilitating efficient internal communication. The customer had set clear objectives for the project:

•	Identify and prioritize system enhancements and new functionality that aligned with the customer’s tactical and strategic plans;

•	Define a technology platform for future enhancements, address security issues, improve business processes, implement workflow management and messaging/middleware services;

•	Develop a scalable infrastructure and foundation that supports near-term and long-term business objectives enabling recommendations for future development;

•	Provide a secure, self-service channel for inputting and retrieving information while laying the groundwork for tracking customers’ needs to improve offerings and service levels;

•	Create a new company intranet for posting employee information and administering online ordering content; and

•	Reduce costs and save time.

With the results of the strategy analysis in hand, Edgewater Technology worked with the customer to gather requirements for a system that would address their highest priority goals. The resulting application consists of two main elements: the external, customer-facing Internet site and the client’s intranet. Each element contains static content and dynamic database driven content. Both sites were specifically designed to be maintained directly by the business users rather than by technical IT staff. This delivers a key benefit to the client to support future growth and timely customer service. The static content for both the Internet site and intranet was created using Adobe GoLive, a graphical Web authoring tool, which enables the client to make frequent changes to content, site structure and look-and-feel. For example, background colors can be changed in one place and propagated throughout the site. The result is a more cohesive site with clear branding and up-to-date content. The new intranet can be used for posting human resources information, company activities, newsletters and more.

A System that Works. Edgewater Technology developed a new application utilizing a multi-tier architecture developed with Microsoft’s .NET technologies. The system consists of three layers: Presentation, Business and Data Access and Storage. The separation of the Presentation logic from the Business logic allows for use of one set of business objects for both the Internet and intranet applications. Likewise, the separate Data Access and Storage layer allows the business objects to consume and provide data from multiple sources. In this way, the application leverages the customer’s legacy database in conjunction with the newly designed database.

Health Care Vertical

The Customer’s Challenges. Edgewater Technology partnered with a national association for not-for-profit, community-based home health organizations. In order to continually provide quality educational health care information to home health professionals and consumers, this association envisioned creating a robust and scalable next generation Web site that would provide the highest level of service to their members.

The Customer’s Business Goals and Edgewater Technology’s Strategy Response and the Solution. The association outlined specific project goals to meet their objectives to create an innovative and informational Web site for their members and consumers:

•	Create an aesthetically pleasing Web site that could be easily accessed by elderly and disabled consumers, families and caregivers, as well as health care professionals;

•	Provide pertinent home health care content and related health care information for patients and caregivers in a timely and consistent manner;

•	Provide a user-friendly interface for the public to research and identify support in their area;

•	Promote health awareness, disease prevention initiatives and related events/conferences;

•	Provide online clinical, operational and financial education to the staff of supporting organizations to advance their profession and maintain a high quality of care standards;

•	Create a strong communication network by building on the history of the organization, charitable mission to their communities and expert clinical care;

•	Foster government and business relations focusing on home health care, through timely information and enhanced communication channels;

•	Enable its staff to make routine site content updates without any outside technical assistance; and

•	Streamline current manual paper processes (e.g. conference registration; membership renewals; weekly newsletter generation; site content update; surveying members on topics of interest).

In order to provide accurate and up-to-date home health care information, the association required a flexible and scalable technology foundation that could support its need to provide timely home health care information to its three primary audiences: the 500+ member organizations it serves; the non-members of the health care community being pursued for membership; and the general public.

Edgewater Technology created a flexible and scalable technology foundation that leverages innovative technologies, including those that are based on Microsoft’s .NET platform. The Web site not only supports the organization’s current needs, but also provides them with an infrastructure and architecture to support future plans.

Benefits. The new Web site and underlying foundation enables the organization to foster community-based home health care education while providing local health care providers the tools to better meet the home health care needs of their communities and the people they serve. The next generation site includes the following components:

•	A public Web site providing information about the organization as well as timely healthcare information;

•	An extranet for member organizations which provides more information designed to assist in the Home Healthcare mission such as events, products, group purchasing, legislative and regulatory information, continuing education and much more. The extranet also allows members of the association to update their profile information easing the burden on the association’s staff;

•	An intranet for organization’s staff to maintain member information and handle back office functions such as product purchasing, event management and email surveying: and

•	e-Commerce capability available to both members of the organizations and the general public to purchase products and register for sponsored events by the organization.

A System that Works. By creating a flexible and scalable technology foundation that leverages innovative technologies, including those that are based on Microsoft’s .NET platform, the organization now has a robust Web site that not only meets their current needs but also their future vision to continually provide quality health care and educational content to the members of their organization and those in need.

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

Recruiting. Our recruitment department has traditionally conducted its own direct recruiting efforts and coordinated informal and search firm referrals. We believe that our business model, which results in an interesting work environment, greater opportunities for professional development and a dynamic corporate culture, enhances our ability to attract and retain top professionals.

Professional Development. We believe that providing our professionals with a wide variety of challenging projects and the opportunity to demonstrate ability and achieve professional advancement are keys to their retention. We work with our professionals to assist them with their professional development by establishing career paths. We also believe that the working relationships foster valuable formal and informal mentoring and knowledge sharing.

Culture. Our culture is critically important to hiring and retaining IT professionals. We have a competitive compensation plan that ties to the achievement of individual performance goals, team goals and more importantly, company financial performance goals.

Employees. As of December 31, 2002, Edgewater Technology employed approximately 152 employees, of which 119 were billable. The average tenure of our employees is 4.3 years and the average years of experience is approximately 12 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

Marketing, Sales and Strategic Alliances

Marketing. The primary goal of all of our marketing efforts is to generate sales opportunities by increasing Edgewater Technology’s brand awareness and value proposition among the middle market and divisions of Global 2000 organizations. In 2002, our marketing efforts were closely aligned with our vertical go-to-market strategy. We target primary vertical markets where we have developed core competencies to deliver our services including: Financial Services (Retail Banking, Portfolio/Asset Management) with an emphasis on Insurance; Health Care (Managed Care, Life Sciences); Higher Education, Retail and various Emerging Markets that comprise of untapped verticals who are just beginning to leverage the use of technology. We also focus on horizontal service offerings that cross each vertical such as Customer Service, Supply Chain and Web services. To focus our marketing efforts and to increase the efficiency of our marketing expenditures, we target specific areas of content each quarter for each of our vertical focus areas. Marketing has built campaigns around each content area, which includes: marketing collateral, Webinars, sell sheets, tradeshow/conference participation, speaking engagements, direct mail and public relations activities.

Sales. We have a “two-pronged” approach for our sales organization. Our sales force is comprised of direct sales professionals and inside sales professionals. Both work closely with our vertical and service offering directors to identify potential opportunities with each engagement. Using a consultative selling methodology, target prospects are researched and a pursuit plan is developed for each key account. When contact with a target is established, we utilize our blended sales model, combining consultative selling with traditional sales methods, which typically consists of a business development manager, a practice leader and a technology consultant. This team approach to selling allows Edgewater Technology to demonstrate from the initial contact point its expertise in both the specific industry as well as technology. Once the customer has engaged Edgewater Technology, our sales professionals maintain their relationships with the customer by working collaboratively with our service professionals who are assigned to the customer.

Strategic Alliances. As part of our sales and marketing effort, we have established working relationships with a number of companies, including: American Student Assistance, BEA, Document Sciences, IBM, Microsoft, Optical Image Technology, Oracle, Sun and Symbol Technologies. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

Competition

Our service offerings consist of strategy consulting, solutions development and application hosting and outsourcing. Our competitors include IT solutions providers, in-house technical staff of our prospective customers, software product companies with extended service organizations, international outsourcers of IT development, application hosting firms and Web hosting firms. Traditionally, barriers to entry in the strategy consulting and systems integration markets have been relatively low, thus, competition is intense. See “Factors Affecting Finances, Business Prospects and Volatility” regarding entities that we compete with for delivery of our various services offerings in different vertical markets.

Strategy Consulting. We believe that the principal competitive factors in the strategy consulting market are quality of services, technical and strategic expertise and ability to provide services in a timely and cost-effective manner. We believe that we compete successfully in all of these competitive factors because of the strong experience and expertise of our professionals and our focus on key technology solutions. We also believe that our ability to provide consulting services in combination with systems integration and application hosting and support provides us with a competitive advantage.

Solutions Development. In the systems integration market, we believe that the principal competitive factors are the ability to implement high-quality solutions rapidly and cost-effectively in terms of both implementation and ongoing costs. Through the use of our regional solution centers, we believe that we are able to provide high-quality systems integration of information-based business solutions on a rapid, cost-effective basis.

Support/Outsourcing. We believe our ability to offer custom application hosting is a distinct competitive advantage. Our customer can take adequate time to gain the knowledge to run the system or concentrate its resources on other development activities.

Intellectual Property

We consider our intellectual property to be a principal asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks, and continue to seek registration of other service marks, for “Edgewater” and “Edgewater Technology.” We believe we have all rights to trademarks and trade names necessary for the conduct of our business.

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater Technology. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used with our Company and in customer engagements. See also “Factors Affecting Finances, Business Prospects and Stock Volatility.”

Potential Future Strategies, Transactions and Changes

Critical to our ability to create long-term stockholder value, the Company will continue to pursue organic growth initiatives and appropriate business combination alternatives to achieve growth. From time to time, we have engaged and we may continue to engage in preliminary discussions with various persons regarding potential business combination transactions.

We believe that our current cash reserves and our anticipated cash flow from our operations will be, taken together, adequate for our working capital needs for at least the next twelve months. However, our actual experience may differ significantly from our expectation, particularly if we pursue growth through business combination transactions, which we presently believe will be advantageous to building long-term stockholder value, or if we pursue repurchase or dividend strategies, as described below. In addition, other future events may adversely or materially affect our business, expenses or prospects and could affect our available cash or the availability or cost of external financial resources.

We may, in the future, continue to purchase common stock in the open market, in private transactions or otherwise, pursuant to our previously extended repurchase program. We may elect, in the alternative, or in addition to repurchases, to return value to our stockholders through a tender offer or the declaration of a special dividend, if such dividend is prudent relative to existing cash balances and growth objectives. Any future purchases or dividends by us will depend on many factors, including:

•	The market price of our common stock at that time;

•	Our business strategy;

•	Our business and financial position; and

•	General economic and market conditions.

Factors Affecting Finances, Business Prospects and Stock Volatility

Our success depends on a limited number of significant customers, and our service revenues could be negatively affected by the loss of a major customer or significant project. We generate a significant portion of our service revenues from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenues could be materially and adversely affected. In 2002, our five largest customers accounted for 88.0% of our service revenues. In 2001, our five largest customers accounted for approximately 70.7% of our service revenues. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive revenues from a major customer that constitutes a large portion of a particular quarter’s total revenues. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and decrease in cash flow.

Our lack of long-term customer contracts reduces the predictability of our revenues because these contracts may be canceled on short notice and without penalty. Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is completed. If a significant customer, or a number of customers, terminate, significantly reduce, or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, future revenues should not be predicted or anticipated based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify, or cancel a project, including but not limited to Synapse, we would be required to shift our consultants to other projects to minimize the impact on our operating results. We cannot assure that we will be successful in efficiently and effectively shifting our consultants to new projects in the event of project terminations, which could result in reduced service revenues and lower gross margins.

If we fail to satisfy our customers’ expectations, our existing and continuing business could be adversely affected. Our sales and marketing strategy emphasizes our belief that we have highly referenceable accounts. Therefore, if we fail to satisfy the expectations of our customers, we could damage our reputation and our ability to retain existing customers and attract new customers. In addition, if we fail to deliver and perform on our engagements, we could be liable to our customers for breach of contract. Although most of our contracts limit the amount of any damages to the fees we receive, we could still incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, our business results could suffer.

We may not generate enough income this year or in future years to maintain the current net carrying value of our Deferred Tax Asset. We have a deferred tax asset of $22.9 million, net of applicable valuation allowances as of December 31, 2002. If we are unable to generate enough income this year or in future years, the valuation allowances regarding our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowances and a reduction in the carrying value of this asset would increase our provision for income taxes, reduce our total assets and depending on the amount of any such change or changes, could otherwise have a material adverse effect on our results of operations and/or our financial position.

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our Solutions business with both time-and-materials contracts and fixed-price contracts. In 2002, fixed-price contracts represented approximately 5.6% of our revenues. We assume greater financial risk on fixed-price contracts than on time-and-materials engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to estimate accurately the resources and time required for an engagement, to manage customer expectations effectively or to complete fixed-price engagements within our budget, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

Competition in the IT services market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective customers’ internal IT departments. The market for IT Solutions providers is highly competitive. In many cases we compete for project work with the in-house technical staff of our prospective customers, software product companies with extended service organizations and other international IT Solutions firms. In addition, there are many small, boutique IT services firms who have developed services similar to those offered by us. We believe that competition will continue to be strong and may increase in the future, especially if our competitors reduce their price for IT services. Such pricing pressure could have a material impact on our revenues and margins and limit our ability to provide competitive services.

Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business. We compete on the basis of a number of factors, many of which are beyond our control. Existing or future competitors may develop or offer IT Solutions that provide significant technological, creative, performance, price or other advantages over the services we offer.

The following is a representative list of competitors in the IT Solutions space:

•	Systems integrators: Accenture, Cap Gemini, EDS, IBM Global Services, Inforte, Keane Consulting, LogicaCMG, Sapient, SBI and Company and Tier Technologies;

•	Management consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, and McKinsey & Company; and

•	Computer hardware, software and service vendors: Compaq, Hewlett-Packard, IBM, Oracle and SAP.

Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers of entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the Solutions market. Therefore, we must rely on the skill of our personnel and the quality of our customer service. The costs to develop and provide Solution services are low. We expect that we will continue to face additional competition from new entrants into the market in the future, and we are subject to the risk that our employees may leave us and may start competing businesses. Any one or more of these factors could have a material impact on our business.

Our future Solutions business success will depend on the continued development of the IT Services market and the use of the Internet as a means of business communication, which remains uncertain. Our future success will depend upon our customers’ utilizing the Internet as an effective delivery channel to support their businesses. The Internet has rapidly moved from an e-commerce medium, to a communication channel for sales, service and delivery. Such rapid change has slowed down the development of e-commerce solutions and in turn, increased the development of customer service and information portals. We cannot predict growth in the use of the Internet or the demand for services to support continued development of the Internet. In addition, a number of factors effect the viability of the commercial marketplace for the development of technology solutions that assist in the use of the Internet as a delivery channel. Such factors include:

•	The lack of success, or business failures experienced, with emerging or developing Internet-based businesses or distribution methodologies;

•	Insufficient availability of telecommunications services providing Internet infrastructure and support services; and

•	Adverse publicity and consumer concern about the security of Internet-based transactions.

Because we rely on highly trained and experienced personnel to design and build complex systems for our customers, an inability to retain existing employees and attract new qualified employees would impair our ability to provide our services to existing and new customers. Our future success depends in large part on our ability to attract new qualified employees and retain existing highly trained and experienced technical consultants, project management consultants, business analysts and sales and marketing professionals of various experience levels. If we fail to attract and retain our existing employees, we may be unable to complete existing projects or bid for new projects of similar size, which could adversely affect our revenues. While attracting and retaining experienced employees is critical to our business and growth strategy, maintaining our current employee base may also be particularly difficult. Even if we are able to grow and expand our employee base, the additional resources required to attract new employees and retain existing employees may adversely affect our operating margins.

We depend on our key personnel, and the loss of their services may adversely affect our business. We believe that our success depends on the continued employment of the senior management team and other key personnel. This dependence is particularly important to our business because personal relationships are a critical element in obtaining and maintaining customer engagements. If one or more members of the senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel join a competitor or form a competing company, some of our customers might choose to use the services of that competitor or those of a new company instead of our own. Furthermore, other companies seeking to develop in-house business capabilities may hire away some of our key personnel.

Future business combination transactions or other strategic alternatives could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business. We anticipate that a portion of our future growth may be accomplished through one or more business combination transactions or other strategic alternatives. The success of any such transactions will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired businesses. We cannot assure you that we will be able to identify suitable opportunities, continue to successfully grow acquired businesses, integrate acquired personnel and operations successfully or utilize our cash or equity securities as acquisition currency on acceptable terms to complete any such business combination transactions. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any such transactions would involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management’s attention from operating activities.

Breaches of security and computer viruses on the Internet may adversely affect our business . The need to securely transmit confidential information, such as credit card and other personal information, over the Internet has been a barrier to Internet communications. Any well-publicized compromise of security could deter consumers and businesses from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Furthermore, computer viruses that spread over the Internet could disable or damage the systems we develop for our customers. Decreased Internet traffic or sales as a result of general security concerns or viruses could cause companies to reduce their amount of technology spending, which could adversely effect our results of operations.

Our comparable publicly-traded Solutions peers have experienced extreme volatility in trading prices over the last two-and-one-half years and the value of our common stock could become highly volatile. As a result of the decline in spending for IT Services, many Solutions peers and competitors have experienced extreme volatility in their common stock. As a result, their stock may continue to be highly volatile, and it is possible that our common stock price, whether due to market events affecting the Solutions sector or operating results or other factors affecting us specifically, could trade with great volatility. Such volatility could be compounded by our: (i) growth initiatives, the result of which could be largely affected depending upon whether those initiatives are primarily executed through organic growth, on the one hand, or through business combination transactions with third parties, on the other hand; or (ii) failure to execute targeted growth initiatives.

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

A Sizable Portion of Our Assets are Intangible. On December 31, 2002, approximately $11.6 million, or 13.4% of our total assets were intangible assets. These intangible assets represent amounts attributable to goodwill recorded in connection with our acquisition of the Edgewater Technology Solutions business effective April 1, 1999. In January 2002, we recorded as a change in accounting principle, a non-cash impairment of goodwill charge of $12.5 million. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See Note 2 and Note 8 of the consolidated financial statements included elsewhere herein. Any future impairment in the value of such assets could have a material adverse effect on our financial condition and/or results of operations.

Anti-Takeover Provisions in Our Charter Documents, Our Stockholder Rights Plan and/or Delaware Law Could Prevent or Delay a Change in Control of Our Company. Our Board of Directors can issue preferred stock in one or more series without stockholder action. The existence of this “blank-check” preferred stock provision could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. In addition, our Company has a stockholder rights plan, commonly referred to as a “poison pill”, that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the Delaware General Corporation Law may also discourage someone from acquiring or merging with us.

ITEM 2. PROPERTIES

We lease 30,904 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880. The lease for our corporate headquarters expires June 30, 2005. We also have office facilities in New Hampshire, Arkansas, and Minnesota. Our corporate offices and Solutions center offices are all leased properties. We do not own any real estate. During 2001, we relocated our principal corporate offices from 302 East Millsap Road, Fayetteville, Arkansas 72703 to the Wakefield address listed above. The Fayetteville, Arkansas location, is a leased property, for which we sublet the premises to a third party on July 1, 2002 until June 30, 2007. This Arkansas lease expires on June 30, 2009.

ITEM 3. LEGAL PROCEEDINGS

We are a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable. As of the date of the filing of this Form 10-K, our Company is not a party to any existing material litigation matters. A description of a prior litigation matter involving the Stephens Group, Inc. and Staffmark Investment, LLC that was resolved on February 11, 2003 is described below.

On August 15, 2001, we filed a lawsuit in Delaware Chancery Court (the “Delaware Action”) against Staffmark Investment, LLC and a number of its Delaware subsidiaries (collectively, the “LLC”). The LLC is a majority owned subsidiary of Stephens Group, Inc. (the “Stephens Group”), which purchased our company’s commercial staffing business on June 28, 2000 pursuant to a purchase agreement dated May 16, 2000 (the “Purchase Agreement”) involving our company and the Stephens Group. In the Delaware Action, we requested the Delaware Chancery Court to interpret the Purchase Agreement and agree with our conclusion that our Company has no contractual or other responsibility to the LLC or the Stephens Group under or in connection with the Purchase Agreement. In the Delaware Action, we also requested the court to prohibit and otherwise enjoin any claims by the LLC and the Stephens Group under or in connection with the Purchase Agreement, which is governed by Delaware law. On January 10, 2002, the Delaware Chancery Court transferred the Delaware Action to Delaware Superior Court, which is a court that adjudicates legal claims, as opposed to equitable claims.

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

In late September 2002, we filed a summary judgment motion with respect to the Counterclaim and the LLC and the Stephens Group filed a partial summary judgment motion with respect to the Delaware Action. During October 2002, each party filed response briefs and reply briefs with respect to these summary judgment motions. On November 6, 2002, the judge in the Delaware Superior Court heard oral arguments on the respective motions and granted our Company’s summary judgment motion dismissing the Counterclaim and denied the summary judgment motion of the LLC and the Stephens Group in connection with the Delaware Action (the “Ruling”). The effect of the Ruling was that the case was taken off the trial calendar for November 18, 2002.

On February 11, 2003, we entered into a mutual Settlement and Release Agreement with the Stephens Group, the LLC and their affiliates to dismiss, terminate and retain intact the substance of the Ruling (the “Litigation Resolution”). In accordance with the Litigation Resolution, the Delaware Action and the Counterclaim were finally dismissed on February 12, 2003, the date that the Stipulation and Order of Dismissal was entered by the Delaware Superior Court. As part of the Litigation Resolution, we agreed to pay the Stephens Group $950,000. This amount was accrued as of December 31, 2002 in the loss for discontinued operations. The accrued amount of $950,000 is recorded as Litigation settlement on the accompanying December 31, 2002 consolidated balance sheets. In the Litigation Resolution, the parties agreed that the existence of the mutual Settlement and Release Agreement and all of its terms, including any payment, were not evidence of any wrongdoing or liability related to the sale of our Company’s commercial staffing business in June 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the Nasdaq National Market under the symbol “EDGW.” On March 18, 2003, there were 2,464 holders of record of our common stock and 11.4 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities who hold their shares of stock in nominee or “street” name through various bankers or brokerage firms. Based on our company’s solicitations of proxies in May 2002, we estimate that there are approximately 10,000 holders of our Company’s common stock. The following table sets forth the range of high and low trading prices for our common stock as reported by the Nasdaq National Market for each quarter in 2001 and 2002 and the first quarter of 2003 through March 18, 2003.

	High	Low
FISCAL 2001
First Quarter	$6.938	$3.938
Second Quarter	5.480	3.500
Third Quarter	3.600	2.900
Fourth Quarter	4.050	3.050

FISCAL 2002
First Quarter	$4.450	$3.490
Second Quarter	4.350	3.548
Third Quarter	4.800	3.829
Fourth Quarter	4.720	3.990

FISCAL 2003
First Quarter	$4.590	$3.720
(through March 18, 2003)

Other Stockholder Matters

We have not paid dividends in the past and intend to retain earnings to finance the expansion and operations of our business. Subject to the items discussed in “Item I – Business – Potential Future Strategies, Transactions and Changes,” we do not anticipate paying any cash dividends with regard to cash generated through our normal operations in the foreseeable future. The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of acquisitions, performance by our competitors, and other market events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations, which have particularly affected the market price of many professional service companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

In September 2002, our Board of Directors reauthorized a stock purchase program for up to $20.0 million of common stock through December 31, 2003. The repurchase program may be shortened or extended by the Board of Directors. Under this program, the repurchases have been and may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of the most recently authorized stock repurchase program, effective February 14, 2003, our company entered into a SEC Rule 10b5-1 purchase program with a broker that allows purchases of our common stock through traditional blackout periods. The Rule 10b5-1 repurchase program, like the overall stock repurchase program, extends until December 31, 2003, unless earlier terminated by us or the broker. From the inception of our stock repurchase program in 2000 for up to $30 million of our common stock and through March 18, 2003, we repurchased 2.1 million shares of our common stock for an aggregate purchase price of approximately $10.7 million.

The following table presents the aggregate quarterly repurchases under this program during 2000 and through March 18, 2003 with the aggregate amount of shares purchased each quarter and with the high and low prices for shares repurchased each quarter.

	Shares	High	Low
FISCAL 2000
Third Quarter	943,000	$7.000	$5.812
Fourth Quarter	—	—	—

FISCAL 2001
First Quarter	542,900	$4.250	$3.944
Second Quarter	276,600	4.150	3.514
Third Quarter	80,300	3.583	3.000
Fourth Quarter	22,700	3.923	3.090

FISCAL 2002
First Quarter	—	—	—
Second Quarter	—	—	—
Third Quarter	102,678	$4.500	$3.777
Fourth Quarter	47,512	4.511	4.000

FISCAL 2003
First Quarter	59,332	$4.070	$3.730
(through March 18, 2003)

On December 21, 2000, we commenced an issuer tender offer, which expired on January 23, 2001, and effective January 31, 2001, we acquired, 16.25 million shares of our common stock at a price of $8.00 per share (the “Tender Offer Price”) for aggregate consideration of $130.0 million, excluding fees and expenses, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million (the “Tender Offer”).

ITEM 6. SELECTED FINANCIAL DATA

The 2002, 2001, and 2000 selected consolidated financial data presented below has been derived from our audited consolidated financial statements. Our former operating businesses, consisting of the StaffMark commercial staffing division, Robert Walters, Strategic Legal, IntelliMark and ClinForce are presented as discontinued operations. The 1999 selected financial data presents the period April 1, 1999 (date of acquisition of the Edgewater Technology Solutions business) through December 31, 1999. The 1999 selected financial data has been derived from the Company’s audited consolidated financial statements not included elsewhere herein. As a result of reporting discontinued operations in 1998, there are no continuing operations to report for the 1998 fiscal year. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form10-K.

	Historical
	2002	2001	2000	1999(1)
Statement of Operations Data:
Service revenues	$18,666	$26,574	$31,799	$15,256
Cost of services	11,905	15,733	15,834	7,128

Gross profit	6,761	10,841	15,965	8,128
Operating expenses:
Selling, general and administrative(1)	8,833	10,551	14,411	9,107
Depreciation and amortization	1,003	5,465	5,078	895
Impairment of goodwill(2)	7,411	—	—	—
Restructuring(3)	349	—	—	—

Total operating expenses	17,596	16,016	19,489	10,002

Operating (loss) income	(10,835)	(5,175)	(3,524)	(1,874)
Interest income (expense) and other, net	777	2,090	3,077	(1,099)

(Loss) income before taxes, discontinued operations, extraordinary item and change in accounting principle	(10,058)	(3,085)	(447)	(2,973)
Tax provision (benefit)	—	593	1,234	(875)

Net (loss) income from continuing operations before discontinued operations, extraordinary item and change in accounting principle	$(10,058)	$(3,678)	$(1,681)	$(2,098)

Pro forma diluted (loss) income per share from continuing operations(4):
Continuing operations	$(0.87)	$(0.29)	$(0.06)	$(0.07)
Amortization of goodwill	—	0.34	0.15	0.02

Pro forma (loss) income from continuing operations per share	$(0.87)	$0.05	$0.09	$(0.05)

Weighted average shares	11,575	12,858	29,212	29,526

(1)	Selling, general & administrative expenses (“SG&A”) included corporate costs of $0.4 million, $3.1 million and $5.0 million for 2001, 2000 and 1999, respectively, that were not directly related to our Solutions business unit. These costs were incurred in historical periods based on a larger public company and a different corporate structure and are not necessarily indicative of corporate costs that will be necessary to operate our Solutions business unit as a stand-alone public company. The results for 1999 include the post-acquisition results of operations for our Solutions segment, after April 1, 1999.

(2)	The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. On December 2, 2002, the selected annual measurement date, the Company recorded an additional non-cash charge of $7.4 million, relating to a further impairment of goodwill. See Note 2 of the consolidated financial statements included elsewhere herein.

(3)	As a result of a workforce reduction on February 28, 2002, the Company recorded approximately $349,000 of restructuring charges related to associated severance costs. See Note 4 of the consolidated financial statements included elsewhere herein.

(4)	Effective January 1, 2002, goodwill is no longer amortized in accordance with SFAS No 142. Pro forma earnings per share excludes goodwill amortization expense of $4.3 million for 2001 and 2000, and $0.5 million for pro forma 1999. See Note 2 of the consolidated financial statements included elsewhere herein.

	As of December 31,
	2002	2001	2000	1999
Balance Sheet Data:
Cash equivalents and short-term investments	$46,782	$51,501	$145,581	$9,857
Working capital	46,025	49,101	158,154	13,122
Net assets of discontinued operations	—	—	14,831	543,601
Total assets	86,493	112,847	254,700	614,059
Long-term debt, including current maturities	60	353	608	291,090
Stockholders’ equity	$81,037	$104,992	$237,245	$293,049
Outstanding Shares of Common Stock	11,485	11,594	28,693	29,401

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data,” and audited consolidated financial statements and the related notes thereto under “Financial Statements and Supplementary Data” in this Form 10-K.

Background

Edgewater Technology, Inc. is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of large Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with clients to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our clients, targeting strategic, mission-critical applications. With approximately 119 technical consulting professionals at the end of 2002, Edgewater Technology services our client base by leveraging a combination of leading-edge technologies and proven reengineering techniques provided by our network of strategically positioned solutions centers throughout the United States.

Recent Events

New 10b5-1 Program. On February 12, 2003, we established a stock repurchase program with a broker under the Securities and Exchange Commission (“SEC”) Rule 10b5-1. This program will supplement our existing stock repurchase program to purchase shares of up to $20 million of our common stock even during traditional blackout periods. This trading program became effective on February 14, 2003 and will expire on December 31, 2003, unless earlier terminated by the broker or us or upon certain specified events. See, “Item 5 – Market For Registrant’s Common Stock and Related Stockholder Matters.”

Stephens Group/Staffmark Investment Litigation Matter. On February 11, 2003, our Company entered into a mutual Settlement and Release Agreement with the Stephens Group, Inc., Staffmark Investment, LLC, a majority owned subsidiary of Stephens Group, Inc. and its subsidiaries (collectively, the “Stephens Group”) to terminate, dismiss and retain intact our Company’s favorable summary judgment ruling with respect to the litigation matter in Delaware Superior Court. In addition to the mutual releases, the mutual Settlement and Release Agreement required our Company to pay $950,000 to the Stephens Group. The parties agreed that the existence of the settlement agreement and all of its terms, including any payment, were not evidence of any wrongdoing or liability related to the sale of our Company’s commercial staffing business in June 2000. The settlement amount of $950,000 was charged to discontinued operations in the 2002 statement of operations and such amount was subsequently paid in February 2003. See “Item 3 – Legal Proceedings” and Note 15 to the consolidated financial statements included elsewhere herein.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition;

•	Accounting for Income Taxes; and

•	Valuation of Long-Lived and Intangible Assets.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See notes to consolidated financial statements included elsewhere herein, which contain additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition. A substantial portion of our Company’s contracts are billed on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated costs. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of holdback reserves, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and the effect, if any, on prior estimates. See Note 2 of the consolidated financial statements included elsewhere herein.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance against our net deferred tax assets of $15.7 million and $15.3 million, as of December 31, 2002 and 2001, respectively, due to potential uncertainty related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. We consider scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the deferred tax assets may be recorded, which could materially impact our financial position and net income (loss) in the period. See Note 10 of the consolidated financial statements included elsewhere herein.

Valuation of Long-Lived and Intangible Assets. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include: significant negative industry or economic trends, significant operating underperformance relative to expected historical or projected future results, significant decline in our stock price or the stock price of our industry peers and/or a decline in our market capitalization relative to our net book value. Our judgments regarding the existence of impairment indicators are based upon legal factors, market conditions and operational performance. Our Company adopted SFAS No. 142 in 2002 and in accordance therewith recorded as a change in accounting principle a non-cash charge of $12.5 million upon the adoption on January 1, 2002 due to an impairment of goodwill. On December 2, 2002, our selected annual measurement date, our Company recorded an additional non-cash charge of $7.4 million due to a further impairment of goodwill. See Note 2 of the consolidated financial statements included elsewhere herein.

Results for the Year Ended December 31, 2002 Compared to Results for the Year Ended December 31, 2001

Service Revenues. Revenues decreased $7.9 million, or 29.8%, to $18.7 million for 2002 compared to $26.6 million in 2001. Revenues decreased primarily due to an economic slowdown that has affected spending for information technology services. Revenues from a related party amounted to $12.3 million in 2002, compared to $10.6 million in 2001. For the year ended December 31, 2002, one additional customer contributed more than 10% of revenues. For the year ended December 31, 2002 and 2001, our three largest customers, including the related party, represented 82.9% and 57.3% of our revenues in the aggregate, respectively. See Note 14 and Note 17 of the consolidated financial statements included elsewhere herein.

Cost of Services. Cost of services consists of project personnel salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs decreased $3.8 million, or 24.3%, to $11.9 million for 2002 compared to $15.7 million for 2001 due to a reduction in headcount. Headcount for project personnel was reduced from 157 at December 31, 2001 to 119 at December 31, 2002. Utilization is a function of our ability to utilize our billable professionals and generate revenues. Our utilization rates for 2002 and 2001 amounted to 67.0% and 72.2%, respectively.

Gross Profit. Gross profit for 2002 decreased $4.0 million, or 37.6%, to $6.8 million compared to $10.8 million for 2001. The decrease in gross profit directly relates to the decrease in revenues and utilization during the period, which is discussed above. Gross profit margin for 2002 was 36.2% compared to 40.8% for 2001. The decrease in gross profit was due primarily to the decrease in revenues and utilization discussed above.

Selling, General and Administrative Expense (“SG&A”). SG&A decreased $1.7 million, or 16.3%, to $8.8 million for 2002 compared to $10.5 million for 2001. SG&A as a percentage of revenue was 47.3% and 39.7% for 2002 and 2001, respectively, and this percentage increase is attributable to lower revenue levels during the relevant 2002 period referenced above. SG&A costs decreased primarily as a result of lower payroll and bonus expense of $0.9 million, a decrease in bad debt expense of $0.4 million, a reduction in recruiting expense of $0.3 million, and other expenses of $0.1 million.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.5 million to $1.0 million for 2002 compared to $5.5 million for 2001. This decrease is a direct result of the implementation of SFAS No. 142, in which goodwill is determined to have an indefinite life and is no longer amortized. Accordingly, as of January 1, 2002, we discontinued amortizing goodwill. Our goodwill amortization expense for 2001 amounted to $4.3 million.

Impairment of Goodwill. As discussed above, we adopted SFAS No. 142 on January 1, 2002 and in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. On December 2, 2002, our selected annual measurement date, we recorded an additional non-cash charge of $7.4 million, relating to a further impairment of goodwill. See Note 2 of the consolidated financial statements included elsewhere herein. Our net unamortized goodwill as of December 31, 2002 and December 31, 2001 was $10.8 million and $30.7 million, respectively.

Restructuring. We implemented a workforce reduction in February 2002 to better align our consultant base to our expected revenues. The Company reduced headcount by nineteen percent (19%), or approximately 38 positions, which resulted in a restructuring charge of approximately $349,000, which consisted primarily of severance and similar employee payroll related termination expenses. All amounts were paid as of December 31, 2002.

Interest Income and Other, Net. We earned net interest income of $0.8 million for 2002, as compared to net interest income of $2.1 million for 2001. This decrease is due primarily to the decrease in interest rates, and a slightly lower average cash balance during 2002.

Tax Provision. There was no income tax provision in 2002 primarily as a result of the net loss and management’s assumptions on the recorded valuation allowance relating to our net deferred tax assets. The tax provision for 2001 represents certain state taxes. For all other jurisdictions, the estimated effective tax rate for 2002 and 2001 was 0% and 19.2%, respectively. We have recorded a valuation allowance against a portion of our net deferred tax assets of approximately $15.7 million and $15.3 million, respectively, as of December 31, 2002 and 2001 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.

Net Loss from Continuing Operations. Net loss from continuing operations increased $6.4 million, to ($10.1) million in 2002 compared to ($3.7) million in 2001. This increase was primarily a result of the restructuring of $349,000 and the non-cash charge of $7.4 million relating to further goodwill impairment, partially offset by a decrease in SG&A and other factors described above. Net loss from continuing operations as a percentage of revenue, was (53.9%) for 2002 and (13.8%) for 2001.

Results for the Year Ended December 31, 2002 Compared to Results for the Year Ended December 31, 2001 (continued)

Discontinued Operations. In 2002, we recorded a $950,000 charge relating to a settlement with the Stephens Group, a component of discontinued operations. On February 11, 2003, we executed a definitive mutual Settlement and Release Agreement with the Stephens Group to terminate, dismiss and retain intact the Company’s favorable summary judgment ruling with respect to the litigation matter in Delaware Superior Court. The parties agreed that the existence of the settlement agreement and all of its terms, including any payment, were not evidence of any wrongdoing or liability related to the sale of the Company’s commercial staffing business in June 2000. The Company paid the $950,000 in February 2003. See “Item 3—Legal Proceedings” and Note 15 of the consolidated financial statements included elsewhere herein.

Extraordinary Item. In 2001, the Company recorded $27,000 of costs associated with the Wakefield tragedy, as an extraordinary item in the financial statements. No such costs were incurred in 2002. See Note 5 of the consolidated financial statements included elsewhere herein.

Change in Accounting Principle. As discussed above, we adopted SFAS No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. See Note 2 of the consolidated financial statements included elsewhere herein.

Net (Loss) Income. We recognized a net loss of ($23.5) million for 2002 compared to a net income of $1.9 million for 2001. The net loss increased substantially in 2002 due to the adoption of SFAS No. 142, which required our goodwill to be revalued, resulting in total impairment charges of $19.9 million for 2002. Net income for 2001 included a gain on the sale of our non-Solutions division, ClinForce, of $6.5 million and a net loss from operations of this discontinued division of ($0.9) million.

Results for the Year Ended December 31, 2001 Compared to Results for the Year Ended December 31, 2000

ServiceRevenues. Revenues decreased $5.2 million, or 16.4%, to $26.6 million for 2001 compared to $31.8 million for 2000. Revenues decreased primarily due to an economic slow down that has affected spending for information technology services resulting in postponed or delayed customer projects. Revenues from a related party amounted to $10.6 million in 2001 compared to $8.5 million in 2000. For the year ended December 31, 2001 and 2000, our three largest customers, including a related party, represented 57.3% and 64.9% of our revenues in the aggregate, respectively. See Note 14 and Note 17 to the consolidated financial statements included elsewhere herein.

Cost of Services. Project personnel costs consist principally of salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs remained fairly consistent at $15.7 million for 2001 compared to $15.8 million for 2000. However, as a percentage of revenue, cost of sales increased 9.4% to 59.2% in 2001 from 49.8% in 2000. Utilization is a function of our ability to utilize our billable professionals and generate revenues. Utilization rates declined from 84.6% in 2000 to 72.2% in 2001, resulting in lower gross profit as compared to the prior year. This decrease is primarily the result of lower revenues and the retention of our non-utilized consultant base in order to provide for growth, which did not materialize during 2001. As a result, we implemented a workforce reduction on February 28, 2002 to better align our consultant base to our expected revenues.

Gross Profit. Gross profit decreased $5.2 million, or 32.1%, to $10.8 million for 2001 compared to $16.0 million for 2000. Gross profit decreased due to lower revenue and lower utilization rates. Gross profit as a percentage of revenue decreased from 50.2% in 2000 to 40.8% in 2001.

Selling, General and Administrative Expense (“SG&A”). SG&A decreased $3.8 million, or 26.8%, to $10.6 million for 2001, compared to $14.4 million for 2000. SG&A as a percentage of revenue was 39.7% and 45.3% for 2001 and 2000, respectively. SG&A decreased as a result of lower payroll and bonus expense and a reduction in recruiting expense and associated costs of hiring new staff, partially offset by an increase in provision of bad debt of $0.5 million.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.4 million to $5.5 million for 2001, as compared to $5.1 million for 2000. This increase is a result of the reallocation of Edgewater Technology’s purchase price between goodwill and intangible assets during the fall of 2000, with the intangible assets having a shorter amortization period than the amortization period for our goodwill. As discussed previously, the Company adopted SFAS No. 142 in 2002, and no longer amortizes goodwill. Goodwill amortization recorded in 2001 and 2000 was $4.3 million.

Interest Income and Other, Net. We earned net interest income of $2.1 million for 2001 as compared to $2.3 million for 2000. Interest expense in 2000 was primarily related to borrowings on our credit facility to fund working capital requirements, the cash portion of our acquisitions and additions to property and equipment. Using the proceeds from the sale of our various non-Solutions business and divisions, all borrowings were repaid in July 2000 and excess cash amounts were placed in short-term investments, used to fund the Tender Offer, repurchase shares of our common stock under our stock purchase program and for general corporate purposes. Interest income is primarily related to interest generated from the investment of excess cash amounts.

Results for the Year Ended December 31, 2001 Compared to Results for the Year Ended December 31, 2000 (continued)

Tax Provision. The tax provision for 2001 represents certain state taxes. For all other jurisdictions, the estimated effective tax rate for 2001 and 2000 was 19.2% and 260.6%, respectively. We have recorded a valuation allowance against our net deferred tax assets of approximately $15.3 million and $13.6 million, as of December 31, 2001 and 2000, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.

Net Loss from Continuing Operations. Net loss from continuing operations increased $2.0 million, to ($3.7) million for 2001, as compared to ($1.7) million in 2000. In addition to the issues discussed above, such as the increase in amortization, the net loss from continuing operations for 2001 increased as a result of a required tax provision of $0.6 million due to non-deductible goodwill amortization. These taxes will not be paid out in cash, as we will utilize net operating losses to offset such taxes. Our net operating tax losses relate to the sale of our non-Solutions businesses and divisions and resulted in a deferred tax asset of approximately $22.0 million for use to offset taxable income in future years.

Discontinued Operations. During the first quarter of 1999, market values for publicly-traded staffing companies began to decline. For many staffing companies, this downward trend subsequently continued or deteriorated further and was compounded by a Year 2000-related slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for publicly traded entities and in response to these developments our Company decided to undergo a comprehensive program to refocus future growth initiatives on our systems integration and consulting business and to this effect, commit to divestures of each of our staffing businesses. See Note 3 of the consolidated financial statements included elsewhere herein.

Extraordinary Item. On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. We incurred expenses totaling approximately $1.0 million through December 31, 2002, for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds and the applicable tax effect, in the accompanying consolidated statements of operations. For the year ended December 31, 2001, amounts recorded as extraordinary item represent additional accruals, net of insurance proceeds, and the applicable income tax effect.

Net Income (Loss). We recognized net income of $1.9 million for 2001 compared to a net loss of ($51.2) million for 2000. The substantial improvement in net income relates primarily to the change in loss from discontinued operations offset by the gain on sale of divisions. Net income for 2001 included a gain on the sale of our non-solutions division, ClinForce, of $6.5 million and a net loss from operations of the discontinued division of ($0.9) million. Net loss for 2000 included a gain on the sale of divisions of $64.4 million and a net loss from operations of the discontinued divisions of ($113.5) million.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows provided by (used in):
Operating activities	$(72)	$19,212	$5,488
Investing activities	(6,472)	21,956	444,576
Financing activities	(789)	(134,738)	(297,326)
Discontinued operating activities	(3,551)	(11,453)	(11,128)
Extraordinary item	(85)	(430)	—

Total cash (used in) provided during the year	$(10,969)	$(105,453)	$141,610

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $46.8 million, a 9.1% decrease from the December 31, 2001 balance of $51.5 million. Working capital decreased to $46.0 million at December 31, 2002, a 6.3% decrease from the December 31, 2001 balance of $49.1 million.

Our primary historical sources of funds are from operations, bank borrowings and the proceeds from equity offerings and sales of businesses. Our principal historical uses of cash have been to fund acquisitions, working capital requirements and capital expenditures. We generally pay our consultants and associates bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

Net cash (used in) provided by continuing operating activities was ( $0.1) million, $19.2 million and $5.5 million for 2002, 2001 and 2000, respectively. The net cash provided by continuing operating activities for the periods presented primarily reflects the net loss from continuing operations, offset by significant non-cash expenses related to depreciation, amortization and impairment of goodwill and sale of discontinued divisions, as well as changes in operating assets and liabilities, including the receipt of a $16.1 million income tax refund related to operating loss carrybacks in 2001.

Net cash (used in) provided by continuing investing activities was ($6.5) million, $22.0 million and $444.6 million for 2002, 2001 and 2000, respectively. Cash (used in) provided by continuing investing activities was primarily attributable to purchases of short-term investments in 2002 and in 2001. In 2001 and 2000, cash provided by continuing investing activities was primarily attributable to the proceeds from the sale of our non-Solutions divisions offset by cash paid for additional contingent consideration for acquisitions completed during prior periods and purchases of short-term investments. As of December 31, 2002 we have no commitments for capital expenditures. Capital expenditures are discretionary.

Net cash (used in) provided by continuing financing activities was ($0.8) million, ($134.7) million and ($297.3) million for 2002, 2001 and 2000, respectively. Cash used in continuing financing activities in 2002 and 2000 was primarily attributable to the repurchase of stock and payments on borrowings. Cash used in 2001 was primarily related to repurchases of stock, including the Tender Offer in January 2001, when we repurchased 16.25 million shares for aggregate consideration of $130.0 million, excluding fees and expenses.

Net cash (used in) discontinued operations was ($3.6) million, ($11.5) million and ($11.1) million for 2002, 2001 and 2000, respectively. These cash disbursements related to the Company’s decision to undergo a comprehensive program to refocus future growth initiatives on our systems integration and consulting business and to this effect, commit to divestures of each of our staffing businesses. See Note 3 of the consolidated financial statements included elsewhere herein. Net cash (used in) extraordinary item was ($0.1) million and ($0.4) million during 2002 and 2001, respectively. See Note 5 of the consolidated financial statements included elsewhere herein.

As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $11.0 million and $105.5 million in 2002 and 2001, respectively, and increased $141.6 million in 2000. The aggregate cash and cash equivalents and short-term investments were $46.8 million, $51.5 million and $145.6 million, as of December 31, 2002, 2001 and 2000, respectively.

Our Board of Directors, in September 2002, authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period, as amended, to expire December 31, 2003. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this repurchase program, during 2002, 2001 and 2000 we repurchased 150,190 shares, 922,500 shares and 944,000 shares of our common stock, respectively, for $0.6 million, $3.7 million and $6.2 million, respectively. As part of this repurchase program, effective February 14, 2003, our Board authorized an SEC Rule 10b5-1 repurchase program with a broker that allows more consistent repurchases of our common stock even during traditional blackout periods.

Liquidity and Capital Resources (continued)

In January 2001, the Company closed the Tender Offer and acquired 16.25 million shares of our common stock at the Tender Offer Price for aggregate consideration of $130.0 million, excluding fees and expenses, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

We believe that our cash flows from operations and available cash will provide sufficient liquidity for our existing operations for the foreseeable future. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, possible stockholder distributions and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1 – Business, Potential Future Strategies, Transactions and Changes.”

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space and certain equipment under noncancellable operating and capital lease arrangements through 2009. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.9 million, $1.3 million and $12.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our former corporate headquarters in Fayetteville, Arkansas. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater in the amount of $0.2 million for the years 2003, 2004, 2005 and 2006, and will pay $0.1 million in 2007.

Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year are as follows (these amounts do not include expected sublease payments):

Fiscal Years Ending December 31,	Lease Obligations (In thousands)
2003	$907
2004	731
2005	574
2006	378
2007	246
Thereafter	369

$3,205

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be effective for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145, in 2003, will have a material impact on its consolidated results of operations, financial position or cash flows.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146, in 2003, will have a material impact on its consolidated results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will continue to account for our stock-based compensation under the intrinsic value method prescribed under Accounting Principles Board Opinion (APB) No. 25. The reporting requirements under SFAS No. 148 have been adopted in the consolidated financial statements included elsewhere herein and certain disclosures pertaining to interim information will be included beginning in the first quarter of fiscal 2003.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. “ FIN No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In addition, FIN No. 45 requires disclosures for product warranties which include disclosures on the guarantor’s accounting and methodology used in determining its liability and a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period. The Company warrants its services for a limited period beyond the dates the services are provided. There are no warranty accruals recorded and the Company is not a guarantor under any agreements. We have complied with the disclosure requirements under FIN No. 45 in these notes to the consolidated financial statements. We do not expect that FIN No. 45 will have a material effect on our financial condition, results of operations or cash flows prospectively.

Related Party Transactions

The Synapse Group, Inc. (“Synapse”), one of our significant customers discussed in Notes 14 and 17 of the consolidated financial statements included elsewhere herein, is considered a related party as its President and Chief Executive Officer is also a member of our Board of Directors. Revenues from Synapse amounted to $12.3 million, $10.6 million and $8.5 million, respectively, for 2002, 2001 and 2000. Payments received from Synapse for 2002, 2001 and 2000 amounted to $12.4 million, $10.2 million and $10.0 million, respectively. Outstanding accounts receivable for Synapse were $1.9 million and $2.0 million, as of December 31, 2002 and 2001, respectively, which balances were within the Company’s normal business terms.

Our Company entered into a lease agreement in 1999, which was modified in June 2000, with a stockholder who is a former officer and director, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in our Company’s discontinued operations. Rent payments related to these facilities totaled approximately $0.2 million, $0.2 million, and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future related party lease obligations relate to this lease agreement. As our Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company subleased the Fayetteville facility to a third party in 2002. See Note 16 of the consolidated financial statements included elsewhere herein.

Included in the “Certain Transactions” section of our 2003 Proxy Statement for our May 22, 2003 Annual Stockholders’ Meeting are additional related party transactions. Our Proxy Statement will be filed with the SEC on or before April 30, 2003.

Other Tax Matters

During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the “IRS”) that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. Our Company has responded to various IRS information requests by delivering documents and answering questions. For the period of the fiscal years covered by the audit, we owned non-Solutions staffing related businesses, which were sold during the 2000 and 2001 fiscal years, as described in Note 3 of the consolidated financial statements included elsewhere herein. The results of the IRS audit could have an impact on our deferred tax asset, however as of the date of the filing of this Form 10-K, we do not believe any such impact would be material to our financial position.

In 2002, the Internal Revenue Code (the “IRC”) was amended to allow corporations to carry-back tax losses for up to five years, as opposed to two years and obtain income tax refunds if otherwise available. As a result of this change in the IRC, we believe our Company will file an income tax refund claim during 2003 for prior years’ income taxes for an amount, which has not yet been determined. The receipt of an income tax refund, if any, would be subject to the administrative procedures of the IRS, as well as the resolution of the IRS audit reference above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2002 and 2001. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows. The yield on the Company’s financial securities in 2002 and 2001 ranged from 1.3% to 5.5%.

In 1998, we entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. In May 2000, we terminated the agreements and recognized the proceeds as an asset to be amortized over the original life of the contracts. These swaps did not have a material impact on recorded interest expense during 2000. In July 2000, in conjunction with the repayment and termination of the Credit Facility, we wrote off the unamortized balance and recognized a gain of approximately $1.0 million on these swaps in the accompanying financial statements. Our involvement with derivative financial instruments was limited to the interest rate swap agreements discussed above.

For the last three years the impact of inflation and changing prices has not been material on revenues or income (loss) from continuing operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Form 10-K:

(b) Not Covered by Above Report:

Unaudited Supplementary Quarterly Financial Information	54

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Edgewater Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 financial statements based on our audit. The financial statements of Edgewater Technology, Inc. and subsidiaries as of December 31, 2001 and for each of the years in the two-year period then ended, before the reclassification and inclusion of the disclosures discussed in Note 8 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such December 31, 2002 consolidated financial statements present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. As described in Note 8, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 and 2000 included (1) comparing the previously reported income (loss) before extraordinary item and net income (loss) to the previously issued consolidated financial statements and the adjustments to reported income (loss) before extraordinary item and net income (loss) representing amortization expense recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying SFAS 142 to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted income (loss) before extraordinary item and net income (loss) to reported income (loss) before extraordinary item and net loss and the related income (loss) per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 12, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Edgewater Technology, Inc.’s filing of an Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K. See Exhibit 23.2 to this Form 10-K for further discussion. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

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

/S/    ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 29, 2002

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	December 31,
	20022	20012
ASSETS
Current assets:
Cash and cash equivalents	$29,159	$40,128
Short-term investments	17,623	11,373
Accounts receivable, net (including related party amounts of $1,900 and $2,000 at December 31, 2002 and 2001, respectively)	2,647	4,045
Deferred income taxes, net	1,127	491
Prepaid expenses and other current assets	925	859

Total current assets	51,481	56,896
Property and equipment, net	1,606	2,056
Intangible assets, net	11,614	31,807
Deferred income taxes, net	21,757	22,032
Other assets	35	56

Total assets	$86,493	$112,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,662	$1,801
Other liabilities including discontinued operations	1,662	4,841
Current portion of capital lease obligations	60	293
Accrued payroll and related liabilities	882	629
Other liabilities	240	231
Litigation settlement	950	—

Total current liabilities	5,456	7,795
Long-term liabilities, net of current portion	—	60
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, 29,596 shares issued, 11,485 and 11,594 shares outstanding as of December 31, 2002 and 2001, respectively	296	296
Paid-in capital	217,302	217,438
Treasury stock, at cost, 18,111 and 18,002 shares at December 31, 2002 and 2001, respectively	(140,276)	(139,916)
Retained earnings	3,715	27,174

Total stockholders’ equity	81,037	104,992

Total liabilities and stockholders’ equity	$86,493	$112,847

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2002	2001	2000
Service revenues (including related party amounts of $12,300, $10,600 and $8,500 in 2002, 2001 and 2000, respectively)	$18,666	$26,574	$31,799
Cost of services	11,905	15,733	15,834

Gross profit	6,761	10,841	15,965
Operating expenses:
Selling, general and administrative	8,833	10,551	14,411
Depreciation and amortization	1,003	5,465	5,078
Impairment of goodwill	7,411	—	—
Restructuring	349	—	—

Total operating expenses	17,596	16,016	19,489

Operating loss	(10,835)	(5,175)	(3,524)
Interest income and other, net	777	2,090	3,077

Loss before taxes, discontinued operations, extraordinary item and change in accounting principle	(10,058)	(3,085)	(447)
Tax provision	—	593	1,234

Net loss from continuing operations before discontinued operations, extraordinary item and change in accounting principle	(10,058)	(3,678)	(1,681)
Discontinued operations:
Loss from operations of discontinued divisions, net of applicable taxes	(950)	(904)	(113,534)
Gain on sale of divisions, net of applicable taxes	—	6,514	64,368

(Loss) income before extraordinary item and change in accounting principle	(11,008)	1,932	(50,847)
Extraordinary item, net of applicable taxes	—	(27)	(360)
Change in accounting principle	(12,451)	—	—

Net (loss) income	$(23,459)	$1,905	$(51,207)

Basic and diluted (loss) income per share
Continuing operations	$(0.87)	$(0.29)	$(0.06)
Discontinued operations	(0.08)	0.44	(1.68)
Extraordinary item	—	—	(0.01)
Change in accounting principle	(1.08)	—	—

Net (loss) income	$(2.03)	$0.15	$(1.75)

Weighted average shares	11,575	12,858	29,212

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in	Treasury	Retained	Total Stockholders’ Equity
	Shares	Amount	Capital	Stock	Earnings
BALANCE, January 1, 2000	29,401	$294	$216,279	$—	$76,476	$293,049
Issuances of common stock related to employee stock plans	235	2	1,559	—	—	1,561
Repurchase of common stock	(943)	—	—	(6,158)	—	(6,158)
Net loss	—	—	—	—	(51,207)	(51,207)

BALANCE, December 31, 2000	28,693	296	217,838	(6,158)	25,269	237,245
Issuances of common stock related to employee stock plans	74	—	(507)	767	—	260
Repurchase of common stock	(923)	—	—	(3,718)	—	(3,718)
Tender Offer	(16,250)	—	107	(130,807)	—	(130,700)
Net income	—	—	—	—	1,905	1,905

BALANCE, December 31, 2001	11,594	296	217,438	(139,916)	27,174	104,992
Issuances of common stock related to employee stock plans	37	—	(127)	244	—	117
Stock option exercise	4	—	(9)	24	—	15
Repurchase of common stock	(150)		—	(628)	—	(628)
Net loss	—	—	—	—	(23,459)	(23,459)

BALANCE, December 31, 2002	11,485	$296	$217,302	$(140,276)	$3,715	$81,037

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,459)	$1,905	$(51,207)
Loss from operations of discontinued divisions	950	904	113,534
Gain on sale of division	—	(6,514)	(64,368)
Change in accounting principle	12,451	—	—
Extraordinary item, net of applicable taxes	—	27	360

Net loss from continuing operations	(10,058)	(3,678)	(1,681)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,003	5,465	5,078
Impairment of goodwill	7,411	—	—
Provision for bad debts	178	548	54
Deferred income taxes	280	593	—
Effect of compensatory stock options	—	—	231
Other, net	—	—	44
Change in operating accounts, net of effect of dispositions:
Accounts receivable	1,220	1,347	(741)
Income tax receivable	—	16,121	—
Prepaid expenses and other current assets	(66)	49	(912)
Other assets	21	17	(5)
Accounts payable and accrued liabilities	(323)	1,003	2,947
Accrued payroll and related liabilities	253	(2,227)	794
Payment of nonrecurring expenses	—	—	(70)
Other liabilities	9	(26)	(251)

Net cash (used in) provided by operating activities	(72)	19,212	5,488

Net cash (used in) extraordinary item	(85)	(430)	—

Net cash (used in) provided by discontinued operating activities	(3,551)	(11,420)	10,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	35,246	446,778
Purchases of short-term investments, net of maturities	(6,250)	(11,373)	—
Purchases of businesses, net of cash acquired	—	(1,200)	(664)
Capital expenditures	(222)	(717)	(1,538)

Net cash (used in) provided by investing activities	(6,472)	21,956	444,576

Net cash (used in) discontinued investing activities	—	(33)	(12,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	58,996
Payments on borrowings	(293)	(324)	(350,235)
Proceeds from employee stock plans and stock option exercises	132	4	71
Tender offer	—	(130,700)	—
Repurchases of common stock	(628)	(3,718)	(6,158)

Net cash (used in) financing activities	(789)	(134,738)	(297,326)

Net cash (used in) discontinued financing activities	—	—	(9,324)

Net (decrease) increase in cash and cash equivalents	(10,969)	(105,453)	141,610
CASH AND CASH EQUIVALENTS, beginning of year	40,128	145,581	3,718
CASH AND CASH EQUIVALENTS, discontinued operations	—	—	253

CASH AND CASH EQUIVALENTS, end of year	$29,159	$40,128	$145,581

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$28	$55	$9,439

Borrowings on capital lease	$—	$68	$666

Income taxes paid, net of refunds	$446	$—	$948

Cash receipts from related parties	$12,440	$10,161	$9,975

Cash paid to related parties	$223	$223	$404

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND NATURE OF BUSINESS:

Edgewater Technology, Inc. is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services primarily to middle-market companies and divisions of Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with customers to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, our Company has developed a partnership approach with our customers, targeting strategic, mission-critical applications. Edgewater Technology services our customer base by leveraging a combination of our vertical industry knowledge with a broad base of key strategic technologies, along with proven reengineering techniques provided by our network of strategically positioned solutions centers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Principles of Consolidation –

The consolidated financial statements include the accounts of Edgewater and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates –

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates, judgments and assumptions used in preparing the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Although the Company regularly assesses these estimates, judgments and assumptions used in preparing these consolidated financial statements, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant assets and liabilities with reported amounts based on estimates include deferred income tax assets, intangible assets, and other liabilities including discontinued operations.

Cash and Cash Equivalents –

All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks.

Short-Term Investments –

Short-term investments are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. All investments that have original maturities greater than three months but less than one year at the date of purchase are considered short-term investments. As of December 31, 2002 and December 31, 2001, we had $12.3 million and $5.8 million in commercial paper, respectively, and $5.3 million and $5.6 million, in government obligations, including agencies, respectively, and amortized cost approximated fair value.

Property and Equipment –

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years (or life of lease, if less). Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Additions that extend the lives of the assets are capitalized, while repairs and maintenance costs are expensed as incurred.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Impairment of Long-Lived Assets –

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by a comparison of cash flows expected to be generated by an asset to its carrying value, with the exception that after January 1, 2002 goodwill impairment is assessed by use of a fair value model (see “Intangible Assets”). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Intangible Assets –

Intangible assets consist primarily of goodwill and amounts paid pursuant to non-compete agreements. Non-compete agreements are amortized using the straight-line method over the life of the respective agreements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill, as well as other intangibles determined to have an indefinite life, are no longer amortized; however, these assets will be reviewed for impairment on an annual basis. This Statement became effective January 1, 2002 and as a result, beginning January 1, 2002, we discontinued amortizing goodwill.

The Company adopted SFAS No. 142 on January 1, 2002 and after identifying impairment of our goodwill as a result of the transitional impairment test, we recorded as a change in accounting principle a non-cash charge of $12.5 million. On December 2, 2002, the annual measurement date selected by management, the Company recorded an additional non-cash charge of $7.4 million, reflecting a further impairment of the recorded goodwill as a result of a number of factors, including declining market values in our industry sector. Our net unamortized goodwill, as of December 31, 2002 and 2001, was $10.8 million and $30.7 million, respectively.

Revenue Recognition –

A substantial portion of the Company’s contracts are billed on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and the effect, if any, on prior estimates. Reimbursement of “out-of-pocket” expenses charged to customers is reflected as revenue.

For the years ended December 31, 2002, 2001 and 2000, two customers, one customer and three customers, respectively, including Synapse (a related party – See Note 14), each contributed more than 10% of revenues. For the years ended December 31, 2002, 2001 and 2000, our three largest customers represented 82.9%, 57.3% and 64.9% of our revenues in the aggregate, respectively.

Cost of Services –

Our cost of services are comprised primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Interest Income and Other, Net –

Interest income and other, net was $0.8 million, $2.1 million and $3.1 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The following table represents the components of interest income and other, net.

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Interest income	$805	$2,132	$3,590
Interest expense	(28)	(75)	(1,330)
Other, net	—	33	817

Interest income and other, net	$777	$2,090	$3,077

Provision for Taxes –

Deferred taxes are provided for differences in the bases of our assets and liabilities for book and tax purposes and for loss and credit carryforwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent tax assets are not likely to be recovered. We have recorded a valuation allowance against our net deferred tax assets of approximately $15.7 million and $15.3 million as of December 31, 2002 and 2001, respectively. These valuation allowances were established due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment. See Note 10.

Earnings (Loss) Per Share –

Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method.

Fair Value of Financial Instruments –

Edgewater’s financial instruments include cash and cash-equivalents, short-term investments, accounts receivable and payable, and debt obligations. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Management believes that the short-term investments and debt obligations have interest rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying value for these instruments are reasonable estimates of fair value.

Comprehensive Income (Loss) –

There are no elements of comprehensive income (loss) other than net income (loss).

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Stock Options –

The Company records stock-based compensation awards issued to employees and directors using the intrinsic value method and stock-based compensation awards issued to non-employees using the fair value method of accounting. Stock-based compensation is recognized on awards issued to employees and directors if the option exercise price is less than the market price of the underlying stock on the date of grant. The differences between accounting for stock-based compensation under the intrinsic value method and the fair value method are shown below and the assumptions used are described in Note 12 of the consolidated financial statements included elsewhere herein.

	Years Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Data)
Net income (loss):
As reported	$(23,459)	$1,905	$(51,207)
Stock based compensation, net of tax	(2,078)	(48)	(3,897)

Pro forma	$(25,537)	$1,857	$(55,104)

Basic and diluted earnings (loss) per share:
As reported	$(2.03)	$0.15	$(1.75)

Pro forma	$(2.21)	$0.14	$(1.89)

Segment Information –

The Company engages in business activities under one reporting segment, which provides technical consulting, custom software development and system integration services.

Recent Accounting Pronouncements –

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be effective for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145, in 2003, will have a material impact on its consolidated results of operations, financial position or cash flows.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146, in 2003, will have a material impact on its consolidated results of operations, financial position or cash flows.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements –

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will continue to account for our stock-based compensation under the intrinsic value method prescribed under Accounting Principles Board Opinion (APB) No. 25. The reporting requirements under SFAS No. 148 have been adopted in the consolidated financial statements included elsewhere herein and certain disclosures pertaining to interim information will be included beginning in the first quarter of fiscal 2003.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. “ FIN No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In addition, FIN No. 45 requires disclosures for product warranties which include disclosures on the guarantor’s accounting and methodology used in determining its liability and a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period. The Company warrants its services for a limited period beyond the dates the services are provided. There are no warranty accruals recorded and the Company is not a guarantor under any agreements. We have complied with the disclosure requirements under FIN No. 45 in these notes to the consolidated financial statements. We do not expect that FIN No. 45 will have a material effect on our financial condition, results of operations or cash flows prospectively.

3.	DISCONTINUED OPERATIONS:

During the first quarter of 1999, market values for publicly-traded staffing companies began to decline. At that time, the Company (Edgewater Technology, Inc. and its subsidiaries, formerly StaffMark, Inc.) was engaged in the temporary and permanent placement and staffing services businesses. For many staffing companies, this downward trend subsequently continued or deteriorated further and was compounded by a Year 2000-related slowdown in demand for IT staffing. These circumstances contributed to depressed market valuations for publicly-traded staffing entities.

In response to these developments, the Company began to explore, during the second half of 1999, strategic alternatives for each of its staffing business platforms in an effort to maximize stockholder value. After evaluating our traditional businesses, our systems integration and consulting business and our debt levels, management and the Board of Directors decided to undergo a comprehensive program to refocus future growth initiatives on our systems integration and consulting business, Edgewater Delaware, and to effect the following divestitures of each of our staffing businesses.

The following disposition transactions and other matters are complete:

•	On June 28, 2000, pursuant to a Purchase Agreement dated May 16, 2000 with Stephens Group, Inc., we sold all of our subsidiaries, and the assets and liabilities of our Commercial segment to affiliate entities of the Stephens Group, Inc. As consideration, we received gross proceeds of $190.1 million in cash before fees, expenses and taxes. As part of the transaction, we sold the name “StaffMark” as that was the name used by the Commercial segment. As a result of the transaction, we changed our name from “StaffMark, Inc.” to “Edgewater Technology, Inc.” and our stock symbol from “STAF” to “EDGW.”

•	On July 13, 2000, we sold, through two indirect wholly-owned subsidiaries, all of our equity interest in Robert Walters plc (“Robert Walters”) through an initial public offering (“IPO”) on the London Stock Exchange. Robert Walters had previously been the finance and accounting placement and staffing consultancy platform within our Professional/IT segment. Our two subsidiaries sold 67.2 million ordinary shares at a price of 170 pence per share (or $2.57 at then current exchange rates). The shares began trading on a conditional basis on the London Stock Exchange on July 6, 2000. On July 14, 2000, the underwriters exercised the over-allotment of 10.4 million ordinary shares. Our share of offering gross proceeds, including the exercise of the over-allotment option, was $199.2 million prior to offering commissions, fees and expenses.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	DISCONTINUED OPERATIONS (continued):

•	During the second quarter of 2000, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we recorded a $150 million non-cash charge for the write-down of the goodwill in our IntelliMark and Strategic Legal Resources divisions to estimated realizable values. This write-down was largely due to a decline in the revenues, gross profit and cash flow of these divisions and the overall decrease in market values within these industries. Accordingly, the carrying values of these assets were written down to management’s estimates of fair value, which were based on market comparables for companies operating in similar industries.

•	On September 22, 2000, we sold all of the outstanding stock of Strategic Legal Resources, Inc. (“Strategic Legal”), the legal staffing division within our Professional/IT segment, to a company owned by a group of investors including MidMark Capital II, L.P. and Edwardstone & Company for $13.3 million, of which $4.3 million was represented by a promissory note that was collected in January 2001.

•	On November 16, 2000, we sold all of the outstanding shares of stock of our subsidiaries that comprised IntelliMark, our former IT staffing and solutions division, to IM Acquisition, Inc., an affiliate of Charlesbank Equity Fund V Limited Partnership, for $40.2 million in cash, which consisted of $42.7 million paid at the closing date, less a $2.5 million post-closing working capital adjustment paid to IM Acquisition, Inc. in April 2001. In connection with this sale, we recorded a $53.9 million non-cash charge for the write-down of the goodwill in our IntelliMark division to estimated realizable values.

•	On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing working capital adjustments (the “ClinForce Transaction”). As the closing of the ClinForce Transaction was conditioned upon our receipt of stockholder approval and the satisfaction of other customary conditions to closing, we held a Special Stockholders’ Meeting on March 14, 2001, where our stockholders approved the ClinForce Transaction. We consummated the ClinForce Transaction and received proceeds on March 16, 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. with respect to the post-closing working capital purchase price adjustment. In accordance with Emerging Issues Task Force No. 95-18, we have reported ClinForce’s operating results in discontinued operations for the periods presented. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

As a result of the completion of the transactions described above, the operating results for Staffmark, Robert Walters, Strategic Legal, IntelliMark and ClinForce have been included in discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $7.7 million and $667.5 million for 2001 and 2000, respectively. Operating (loss) income from discontinued operations, prior to applicable tax effects, was ($1.0) million, $1.6 million and ($145.5) million for 2002, 2001 and 2000, respectively. The Company settled a suit related to a business previously recorded as a discontinued operation and accrued $950,000 toward the settlement in 2002. See Note 15 to the consolidated financial statements included elsewhere herein. Included in the loss from operations of discontinued divisions for the year ended December 31, 2001 are the operating results of ClinForce through the date of disposal and changes to the estimated liabilities related to discontinued operations as of December 31, 2000.

4.	RESTRUCTURING:

In February 2002, due to the economic climate that postponed or delayed spending for information technology services, Edgewater announced that it was undertaking cost-cutting measures by realigning its workforce. Edgewater reduced its overall headcount by 38 employees, or 19% of its total workforce. The Company recorded a restructuring charge in the first quarter of 2002 of $349,000, which consisted primarily of severance and similar employee termination expenses. As of December 31, 2002, all accrued restructuring amounts were paid.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	EXTRAORDINARY ITEM:

On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. We incurred expenses totaling approximately $1.0 million through December 31, 2002, for items such as legal fees, foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds and the applicable tax effect, in the accompanying consolidated statements of operations. For the year ended December 31, 2001, amounts recorded as extraordinary item represent additional accruals, net of insurance proceeds, and the applicable income tax effect. As a result of the trial that took place in April of 2002, the Company experienced some temporary business distractions. The trial concluded on April 24, 2002.

6.	ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $1.3 million and $1.6 million at December 31, 2002 and 2001, respectively, which relate to services performed during the year and billed in the subsequent period. Edgewater maintains allowances for potential losses which management believes are adequate to absorb any possible losses to be incurred in realizing the amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Balance at beginning of year	$481	$35	$67
Provision for bad debts	178	548	54
Charge-offs, net of recoveries	(523)	(102)	(86)

Balance at end of year	$136	$481	$35

7.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following as of December 31:

	2002	2001
	(In Thousands)
Furniture, fixtures and equipment	$1,098	$1,066
Computer equipment and software	1,628	1,503
Leasehold improvements	1,198	1,134

	3,924	3,703
Less accumulated depreciation and amortization	2,318	1,647

	$1,606	$2,056

Depreciation expense related to property and equipment for the years ended December 31, 2002, 2001 and 2000 totaled approximately $0.7 million, $0.8 million, and $0.6 million, respectively. As of December 31, 2002 and 2001, cost of equipment under capital leases was $0.8 million, and related accumulated depreciation was $0.7 million, and $0.4 million, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INTANGIBLE ASSETS:

Intangible assets consisted of the following as of December 31:

	2002	2001
	(In Thousands)
Goodwill	$19,987	$39,849
Other intangibles	1,630	1,630

	21,617	41,479
Less accumulated amortization	10,003	9,672

	$11,614	$31,807

Amortization expense related to intangible assets for the years ended December 31, 2002, 2001 and 2000 totaled approximately $0.3 million, $4.6 million and $4.5 million, respectively. Our goodwill balance decreased $19.9 million from $39.8 million in 2001 due to the adoption and implementation of SFAS No. 142. See Note 2. In accordance with SFAS No. 142, the Company ceased amortizing goodwill effective January 1, 2002. Goodwill amortization was $4.3 million for 2001 and 2000. Excluding goodwill amortization, income (loss) before extraordinary item and net income (loss) would have been $6.2 million and $6.2 million, respectively in 2001 and ($46.5) million and ($46.9) million, respectively in 2000. Similarly, adjusted diluted income (loss) per share would have been $0.49 in 2001 and ($1.60) in 2000.

9.	CREDIT FACILITY:

The Company has not had borrowings under any revolving credit facility since July 2000, and we did not purchase derivative financial instruments in 2001 and 2002.

The Company had a credit facility (the “Credit Facility”) in 2000, which was used for working capital and other general corporate purposes, including acquisitions. In July 2000, using proceeds from the sale of its Commercial staffing segment and Robert Walters from the professional IT segment, the Company repaid all of its outstanding borrowings under the Credit Facility and terminated the Credit Facility.

In 1998, the Company entered into fixed interest rate swap agreements with a notional amount of $60.0 million related to borrowings under the Credit Facility to hedge against increases in interest rates which would increase the cost of variable rate borrowings under the Credit Facility. In May 2000, the Company terminated the agreements and recognized the proceeds as an asset to be amortized over the original life of the contracts. These swaps did not have a material impact on recorded interest expense during the periods presented. In July 2000, in conjunction with the repayment and termination of the Credit Facility, the Company wrote off the unamortized balance and recognized a gain of approximately $1.0 million on these swaps in the accompanying consolidated financial statements. The gain was presented within interest income and other, net, in the accompanying 2000 statement of operations. The Company’s use of derivative financial instruments was limited to the interest rate swap agreements discussed above. See Note 2.

10.	INCOME TAXES:

The provision for income taxes consisted of the following for the years ended December 31:

	2002	2001	2000
	(In Thousands)
Current:
Federal	$—	$4,175	$(1,864)
State	—	300	(63)
Foreign	—	—	2,404

	—	4,475	477

Deferred:
Federal	355	(157)	(52,815)
State	(753)	(25)	(1,796)
Change in valuation allowance	398	—	—
Foreign	—	—	(71)

	—	(182)	(54,682)

Income tax (benefit) provision	—	4,293	(54,205)
Amounts attributable to discontinued operations	—	3,700	(55,439)

Income tax provision from continuing operations	$—	$593	$1,234

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES (continued):

The components of deferred income tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

	2002	2001
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforward and credits	$37,357	$35,643
Nondeductible reserves and accruals	1,228	2,132
Depreciation and amortization	55	24

Total deferred income tax assets	38,640	37,799
Deferred income tax liabilities:
Other	(101)	(19)

Total deferred income tax liabilities	(101)	(19)

Valuation allowance	(15,655)	(15,257)

Deferred income taxes, net	$22,884	$22,523

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 2002 and 2001:

	2002		2001
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$1,228	$21,757	$510	$22,032
Liabilities	(101)	—	(19)	—

	$1,127	$21,757	$491	$22,032

As of December 31, 2002, Edgewater has net operating loss carryforwards for federal income tax purposes of approximately $65.8 million and tax credits of approximately $5.0 million, which expire through 2021. In addition, Edgewater has various net operating loss carryforwards for state income tax purposes, which expire through 2013. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

Due to the uncertainty surrounding the realization and timing of the deferred tax assets, Edgewater has a valuation allowance of approximately $15.7 million and $15.3 million as of December 31, 2002 and 2001, respectively, which reduces the net deferred tax assets to amounts management believes are more likely than not to be realized. Management regularly evaluates the realizability of the deferred tax assets and may adjust the valuation allowance based on such analysis in the future. The valuation allowance increased by approximately $0.4 million in 2002 and $1.6 million in 2001 primarily due to management’s estimates of the Company’s ability to realize certain recorded deferred tax assets.

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 result from the following:

	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands)
Income tax benefit at statutory rate	($7,976)	(34.0%)	($1,049)	(34.0%)	($161)	(34.0%)
Add (deduct):
State income taxes, net of federal tax benefit	(162)	(0.7)	54	1.8	75	15.8
Non-deductible goodwill impairment charges and amortization	6,866	29.3	1,576	51.1	1,436	303.3
Provision of valuation allowance against currently generated net operating loss carryforwards	1,266	5.4	—	—	—	—
Other, net	6	—	12	0.3	(116)	(24.5)

	$—	—%	$593	19.2%	$1,234	260.6%

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches thirty percent (30%) of each participant’s annual contribution under the Plan, up to six percent (6%) of each participant’s annual base salary. Contributions by Edgewater to the plan were approximately $0.2 million, $0.2 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

12.	COMMON STOCK, STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:

Common Stock –

The Company’s stockholders had authorized 200 million shares of common stock and 10 million shares of preferred stock for issuance as of December 31, 2002 and 2001, respectively. In January 2001, the Company completed an issuer tender offer in which the Company repurchased 16.25 million shares of its common stock at $8.00 per share for aggregate consideration of $130 million, excluding fees and expenses. The repurchase of options resulted in a $0.2 million compensation charge in January 2001.

Stock Options –

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

In February 2000, the Company adopted a subsidiary stock option plan (the “Subsidiary Plan”) for employees and consultants of Edgewater Delaware, its Solutions segment. The purpose of the Subsidiary Plan was to aid Edgewater Technology in attracting and retaining employees. The total amount of subsidiary common stock for which stock options could be granted under the Subsidiary Plan could not exceed 5.0 million shares of subsidiary common stock. In August 2000, the Subsidiary Plan was terminated and options for 2.9 million shares of the Company’s subsidiary stock that had been granted under this Subsidiary Plan were exchanged into options for 1.8 million shares of the Company’s common stock under a newly created parent company stock option plan, currently entitled the “Edgewater Technology, Inc., Amended and Restated 2000 Stock Option Plan” (the “2000 Plan”) and into options for 1.1 million shares under the 1996 Plan, for an aggregate of 2.9 million shares underlying options. The fair market value of the subsidiary’s stock did not change for the period of granting of the options to the exchange date. The Subsidiary Plan had no other activity other than the granting of the aforementioned options for 2.9 million shares of the subsidiary common stock and there were no exercises or forfeitures of options between grant and conversion in August, 2000. Grants of stock options under the 2000 Plan may not exceed 4.0 million shares of the Company’s common stock. As a result of this exchange, the Company recorded a one-time compensation charge of $0.2 million. In 2002, the Company amended the 2000 Plan to include grants of stock options to directors and officers.

A summary of stock option activity under the 1996 Plan and 2000 Plan is as follows:

	Shares Under Option	Weighted Average Price Per Share
Outstanding, January 1, 2000	3,664,349	$14.06
Granted	3,446,495	6.18
Exercised	(18,358)	4.03
Forfeited	(1,446,840)	15.21

Outstanding, December 31, 2000	5,645,646	8.89
Granted	60,917	4.51
Exercised	(80,824)	5.51
Forfeited	(2,175,146)	12.20

Outstanding, December 31, 2001	3,450,593	6.78
Granted	991,170	3.83
Exercised	(3,667)	4.00
Forfeited	(609,586)	6.14

Outstanding, December 31, 2002	3,828,510	$6.09

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMON STOCK, STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (continued):

Options exercisable were approximately 2.2 million, 1.4 million and 1.5 million as of December 31, 2002, 2001 and 2000, respectively. The following is a summary of stock options outstanding and exercisable as of December 31, 2002:

Options Outstanding				Options Exercisable
Number of Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
988,677	$ 3.72 – $4.58	8.9	$3.84	128,481	$4.16
2,508,266	5.68 – 6.88	7.6	6.13	1,711,107	6.13
191,200	7.06 – 9.82	4.9	8.42	178,940	8.33
51,000	10.25 – 12.88	3.9	12.13	51,000	12.13
66,327	16.00 – 18.84	4.7	17.48	64,827	17.47
23,040	30.46 – 39.63	4.5	33.17	23,040	33.17

3,828,510		7.7	$6.09	2,157,395	$6.97

On March 16, 2001, options outstanding under the 1996 Plan vested 100% upon the closing of the ClinForce Transaction as this constituted a “change in control” as defined in the 1996 Plan, except for 1.1 million stock options granted in August 2000 under the 1996 Plan to officers of the Company’s Solutions business. Former employees of the Company’s commercial segment and IntelliMark division held approximately 1.4 million of these outstanding options, which terminated on April 16, 2001, which was 30 days following the ClinForce Transaction. Former employees of ClinForce held approximately 0.1 million of these outstanding options, which terminated on June 14, 2001, which was 90 days following the ClinForce Transaction.

As discussed in Note 2, the Company has elected to account for its stock options using the intrinsic method. Accordingly, compensation expense, if any, is recognized if the option exercise price is less than the market price of the underlying stock on the measurement date, generally the date of grant. Pursuant to the requirements of SFAS No. 123, Note 2 includes disclosures to reflect the Company’s pro forma net (loss) income for the years ended December 31, 2002, 2001 and 2000, as if the fair value method of accounting prescribed by SFAS No. 123 had been used. In preparing the pro forma disclosures, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Weighted average risk-free interest rate	2.82%	4.40%	4.81%
Dividend yield	0%	0%	0%
Weighted average expected life	4 years	5 years	5 years
Expected volatility	74%	75%	78%

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2002, 2001 and 2000 was approximately $2.0 million, $0.2 million and $14.0 million, respectively. The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $2.06, $2.94 and $4.10, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions above and recognizing this expense over the vesting period, net (loss) income would have been different. See Note 2.

Employee Stock Purchase Plan -

The Company has an employee stock purchase plan entitled the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (the “1999 ESPP”) that allows for employee stock purchases of the Company’s common stock at the lower of 85% of the stock price as of the first or last trading day of each quarter. Purchases under the 1999 ESPP are limited to 10% of the respective employee’s annual compensation. The 1999 ESPP authorizes purchases for up to 700,000 shares of the Company’s common stock and continues in effect until October 1, 2009 or until earlier terminated. During 2002, 37,561 shares of common stock were purchased by employees under the ESPP. As of December 31, 2002, there were 389,637, shares of common stock remaining for purchase under the ESPP. During fiscal 2001 and 2000, we issued 73,156 and 200,438 shares, respectively, under the 1999 ESPP.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS PER SHARE:

Options to purchase 3.8 million shares of common stock (at prices ranging from $3.72 to $39.63 per share) were outstanding as of December 31, 2002. These options, which expire ten years from the date of issue, were still outstanding as of December 31, 2002. Options to purchase approximately 3.5 million shares of common stock (at prices ranging from $4.00 to $40.00 per share) were outstanding during 2001. Approximately 60,000 potential shares of common stock relating to stock options in 2002 would have been included in dilutive weighted average shares in the calculation of earnings per share had the effect not been anti-dilutive. However, a majority of the stock options outstanding during 2002, and all of the options outstanding in 2001 and 2000 were not considered as potentially dilutive shares of common stock because the options’ exercise prices for such options were greater than the average market price of the Company’s common shares in those years.

14.	RELATED PARTY TRANSACTIONS:

The Synapse Group, Inc. (“Synapse”), one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company’s Board of Directors. Revenues from Synapse amounted to $12.3 million, $10.6 million and $8.5 million, respectively, for 2002, 2001 and 2000. Payments received from Synapse for 2002, 2001, and 2000, amounted to $12.4 million, $10.2 million, and $10.0 million, respectively. Outstanding accounts receivable balances as of December 31, 2002 and 2001 were $1.9 million and $2.0 million, respectively, which balances were within the Company’s normal business terms.

The Company entered into a lease agreement in 1999 with a stockholder who is a former officer and director of the Company to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in the Company’s discontinued operations. Rent payments related to these facilities totaled approximately $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future related party lease obligations relate to this lease agreement. As the Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company subleased the Fayetteville facility to a third party in 2002.

15.	COMMITMENTS AND CONTINGENCIES:

On August 15, 2001, we filed a lawsuit in Delaware Chancery Court (the “Delaware Action”) against Staffmark Investment, LLC and a number of its Delaware subsidiaries (collectively, the “LLC”). The LLC is a majority owned subsidiary of Stephens Group, Inc. (the “Stephens Group”), which purchased our Company’s commercial staffing business on June 28, 2000 pursuant to a purchase agreement dated May 16, 2000 (the “Purchase Agreement”) involving our Company and the Stephens Group. In the Delaware Action, we requested the Delaware Chancery Court to interpret the Purchase Agreement and agree with our conclusion that our Company has no contractual or other responsibility to the LLC or the Stephens Group under or in connection with the Purchase Agreement. In the Delaware Action, we also requested the court to prohibit and otherwise enjoin any claims by the LLC and the Stephens Group under or in connection with the Purchase Agreement, which is governed by Delaware law. On January 10, 2002, the Delaware Chancery Court transferred the Delaware Action to Delaware Superior Court, which is a court that adjudicates legal claims, as opposed to equitable claims.

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

In late September 2002, we filed a summary judgment motion with respect to the Counterclaim and the LLC and the Stephens Group filed a partial summary judgment motion with respect to the Delaware Action. During October 2002, each party filed response briefs and reply briefs with respect to these summary judgment motions. On November 6, 2002, the judge in the Delaware Superior Court heard oral arguments on the respective motions and granted our Company’s summary judgment motion dismissing the Counterclaim and denied the summary judgment motion of the LLC and the Stephens Group in connection with the Delaware Action (the “Ruling”). The effect of the Ruling was that the case was taken off the trial calendar for November 18, 2002.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES (continued):

On February 11, 2003, we entered into a mutual Settlement and Release Agreement with the Stephens Group, the LLC and their affiliates to dismiss, terminate and retain intact the substance of the Ruling (the “Litigation Resolution”). In accordance with the Litigation Resolution, the Delaware Action and the Counterclaim were finally dismissed on February 12, 2003, the date that the Stipulation and Order of Dismissal was entered by the Delaware Superior Court. As part of the Litigation Resolution, we agreed to pay the Stephens Group $950,000. This amount was accrued as of December 31, 2002 in the loss for discontinued operations. The accrued amount of $950,000 is recorded as Litigation settlement on the accompanying December 31, 2002 consolidated balance sheets. In the Litigation Resolution, the parties agreed that the existence of the mutual Settlement and Release Agreement and all of its terms, including any payment, were not evidence of any wrongdoing or liability related to the sale of our Company’s commercial staffing business in June 2000.

We are also a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition of our Company. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable.

The Company has employment agreements with certain executive officers and management personnel that provide for annual salaries, cost-of-living adjustments and additional compensation in the form of “performance-based” bonuses. Certain agreements include covenants against competition with our Company, which extend for a period of time after termination. These agreements continue until expiration of the specified term, unless terminated by the employee or our Company.

During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the “IRS”) that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. Our Company has responded to various IRS information requests by delivering documents and answering questions. For the period of the fiscal years covered by the audit, we owned non-Solutions staffing related businesses, which were sold during the 2000 and 2001 fiscal years, as described in Note 3. The results of the IRS audit could have an impact on our deferred tax asset, however, as of the date of the filing of this Form 10-K, we do not believe any such impact would be material to our financial position.

16.	LEASE COMMITMENTS:

Edgewater leases office space and certain equipment under noncancellable operating and capital leases through 2009. As discussed in Note 14, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases, excluding sublease rentals, that have an initial or remaining noncancellable lease term in excess of one year are as follows:

Fiscal Years	Amount
(In Thousands)
2003	$907
2004	731
2005	574
2006	378
2007	246
Thereafter	369

$3,205

Rent payments, including amounts paid to related parties for discontinued operations, was approximately $0.9 million, $1.3 million, and $12.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our Fayetteville office facility. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater in the amounts of $0.2 million for the years 2003, 2004, 2005 and 2006 and will pay $0.1 million in 2007.

The Company also has capital leases expiring in 2003 with remaining total payments of $65,000 ($5,000 representing interest and $60,000 representing remaining principal).

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SIGNIFICANT CUSTOMERS:

The following table summarizes the revenue and accounts receivable from customers in excess of 10% of reported amounts for the periods presented.

	For the Year Ended December 31,
	2002	2001	2000
Revenues
Synapse (related party – Note 14)	66.6%	40.1%	27.0%
Customer A	13.3%	—%	19.9%
Customer B	—%	—%	18.0%

	December 31,
	2002	2001
Accounts Receivable
Synapse (related party – Note 14)	73.8%	50.1%
Customer C	10.1%	12.4%
Customer D	—%	10.1%

Unaudited Supplementary Quarterly Financial Information (In Thousands, Except Per Share Data)

The net (loss) income and earnings per share amounts below include results from discontinued operations.

	2002
	1st Quarter	2nd Quarter*	3rd Quarter*	4th Quarter*
Service revenues	$4,582	$4,811	$4,590	$4,683
Gross profit	1,177	1,938	1,726	1,920
Net income (loss) before change in accounting principle	(1,459)	(577)	(553)	(8,419)
Net income (loss)	(13,910)	(577)	(553)	(8,419)
Basic and diluted income (loss) per share before change in accounting principle	$(0.12)	$(0.05)	$(0.05)	$(0.73)
Basic and diluted income (loss) per share	$(1.20)	$(0.05)	$(0.05)	$(0.73)

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Service revenues	$7,757	$6,748	$6,015	$6,054
Gross profit	3,516	2,648	2,300	2,377
Net income (loss) before extraordinary item	4,834	(1,394)	54	(1,562)
Net income (loss)	4,678	(1,281)	70	(1,562)
Basic and diluted income (loss) per share before extraordinary item	$0.29	$(0.12)	$0.01	$(0.14)
Basic and diluted income (loss) per share	$0.28	$(0.09)	$0.01	$(0.14)

*	Certain amounts were reclassified to conform with the full 2002 annual presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent accountants since our inception. The Company changed independent accountants from Arthur Andersen, LLP to Deloitte & Touche LLP on June 28, 2002. Please refer to Exhibit 23.2 of this Form10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2003.

(a)	The information called for by Item 10 of Form 10-K for the identification of directors and executive officers of the Company is included in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2003, is incorporated herein by reference to the material under the caption “Election of Directors – Nominees for Election – Other Named Executive Officers.”

(b)	The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership – Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 of Form 10-K for management remuneration involving Item 402 of Regulation S-K is incorporated herein by reference to the material under the caption “Compensation of Outside Directors and the Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the caption “Compensation of Outside Directors and the Named Executive Officers – Equity Compensation Plans” and “Stock Ownership – Beneficial Ownership of Certain Stockholders, Directors and Executive Officers”, respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 of Form 10-K involving Item 404 of Regulation S-K is incorporated herein by reference to the material under the caption “Certain Transactions” in our proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM	14. CONTROLS AND PROCEDURES

The following information is provided with respect to the Company’s disclosure controls and procedures.

(a)	Evaluation of disclosure controls and procedures

As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Form 10-K, the Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company, in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)	2.

Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

(a)	3.	See “Exhibit Index” on the following pages.

(b)		Reports on Form 8-K during the fourth quarter of 2002.

		Form 8-K, Item 5 relating to an amendment to the Company’s Stockholders’ Rights Plan and the Company’s third quarter 2002 earnings, filed on October 24, 2002.

Form 8-K, Item 5 relating to disclosure of the Company’s favorable summary judgment ruling regarding the Stephens Group/Staffmark Investment litigation in Delaware Superior Court filed on November 7, 2002.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1

Membership Interest Purchase Agreement dated as of January 9, 1998, by and among the Company, Elihu Gordis, Jay Horowitz, Eugene Greene and Kristin Vickery (Incorporated by reference from Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on January 23, 1998 and as amended by Form 8-K/A as filed with the SEC on March 16, 1998).

2.2

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

2.3

Merger Agreement dated as of August 18, 1998, by and among the Company, PFS&C Services International Holding Company, Inc. and Robert Walters plc (Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on September 25, 1998).

2.4

Purchase Agreement dated as of May 16, 2000, by and between the Company and Stephens Group, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 14, 2000).

2.5

Sponsorship and Underwriting Agreement dated as of July 6, 2000, by and among Credit Suisse First Boston (Europe) Limited, West LB Panmure Limited, Charthouse Securities Limited, RW Holding CV, FAIT LLC, Robert Walters plc and the Directors of Robert Walters plc (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 26, 2000).

2.6

Deed of Guarantee dated as of July 6, 2000, by and among the Company, Credit Suisse First Boston (Europe) Limited, Charthouse Securities Limited, Robert Walters plc and the Directors of Robert Walters plc (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on July 26, 2000).

2.7

Stock Purchase Agreement dated as of November 16, 2000, by and between the Company and IM Acquisition, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 1, 2000).

2.8

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

10.1

StaffMark, Inc. 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)), which has been amended and restated and is currently in the form of Exhibit 10.48.

10.2

Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

10.3

Employment Agreement between the Company and Terry C. Bellora (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)), which has been terminated, or expired.

10.5

Employment Agreement among the Company, Brewer Personnel Services, Inc. and Jerry T. Brewer. (Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been terminated or expired.

10.6

Employment Agreement among the Company, Prostaff and Steven E. Schulte. (Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been terminated or expired.

10.7

Employment Agreement among the Company, Maxwell Staffing, Inc. and John H. Maxwell, Jr. (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been terminated or expired.

10.8

Employment Agreement among the Company, Maxwell Staffing, Inc. and Mary Sue Maxwell. (Incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been terminated or expired.

10.9

Employment Agreement among the Company, HRA, Inc. and W. David Bartholomew. (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been assumed by another entity.

10.10

Employment Agreement among the Company, HRA, Inc. and Ted Feldman. (Incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been terminated or expired.

10.11

Employment Agreement among the Company, First Choice Temporary Staffing, Inc. and William T. Gregory. (Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been terminated or expired.

10.12

Employment Agreement among the Company, The Blethen Group, Inc. and Janice Blethen. (Incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been terminated or expired.

10.13

Employment Agreement by and between the Company and Gordon Y. Allison dated June 23, 1997 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997), which has been terminated or expired.

10.14

Credit Agreement dated October 4, 1996, in the amount of $50,000,000 by and between the Registrant, the lenders named therein (the “Lenders”) and Mercantile Bank of St. Louis National Association (“Mercantile”), as Agent on behalf of the Lenders (the “Credit Agreement”). (Incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-15059)), which has been terminated.

10.15

First Amendment to the Credit Agreement dated December 18, 1996 among the Registrant and the Lenders named therein (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997), which has been terminated.

10.16

Second Amendment to the Credit Agreement dated May 30, 1997 by and among the Company and the Lenders named therein and Mercantile, as agent on behalf of the Lenders. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997), which has been terminated.

10.17

The Company’s 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-29689)), which has been terminated by approval and adoption of the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan referenced in Exhibit 10.52.

10.18

Lock-Up and Registration Rights Agreement dated September 20, 1996 by and among the Company, Jerry T. Brewer, Clete T. Brewer, Chad J. Brewer, Donald A. Marr, Jr., Robert H. Janes III, John C. Becker, Betty Becker, Donna F. Vassil, Janice Blethen and Capstone Partners, L.L.C. (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997), which has expired.

10.19

Lease Agreement among Brewer Personnel Services, Inc. and Brewer Investments L.P. for the Staffmark Corporate offices located at 302 East Millsap Road, City of Fayetteville, County of Washington, State of Arkansas. (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997), which has been superceded by the Lease Agreement in Exhibit 10.31.

10.20

Lease Agreement among Maxwell Staffing, Inc. and Maxwell Properties, L.L.C. for the Company’s offices located at 8221 East 63rd Place, Tulsa, Oklahoma. (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997), which has been terminated.

10.21

Lease Agreement among Maxwell/Healthcare, Inc. and Maxwell Properties L.L.C. for the Company’s offices located at 8211-8213 East 65th Street, Tulsa, Oklahoma. (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 1997, as amended by Form 10-K/A filed with the SEC on March 24, 1997), which has been terminated.

10.22

Amended and Restated Credit Agreement dated March 9, 1998, by and among the Company, the lenders named therein (the “Lenders”) and Mercantile Bank National Association (“Mercantile”), as agent on behalf of the Lenders. (Incorporated by reference from Exhibit 10.22 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998), which has been terminated.

10.23

First Amendment to the Amended and Restated Credit Agreement dated March 16, 1998, by and among the Company, the Lenders and Mercantile, as agent on behalf of the Lenders. (Incorporated by reference from Exhibit 10.23 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998), which has been terminated.

10.24

The Company’s Amended and Restated 1996 Stock Option Plan. (Incorporated by reference from Exhibit 10.24 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998), which is represented in its current form under Exhibit 10.48.

10.25

The Company’s 1997 Employee Stock Purchase Plan, as amended. (Incorporated by reference from Exhibit 10.25 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998), which was terminated by the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan, which is currently referenced in Exhibit 10.52.

10.26

The Company’s Stock Election Plan for Non-Employee Directors. (Incorporated by reference from Exhibit 10.26 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998), which has been terminated.

10.27

The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).[1]

10.28

Second Amended and Restated Credit Agreement dated August 20, 1998 by and among the Company, the lenders named therein (the “Lenders”), Mercantile, as administrative agent on behalf of the Lenders and the First National Bank of Chicago, as syndication agent on behalf of the Lenders (Incorporated by reference from Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998), which has been terminated.

10.29

Third Amended and Restated Credit Agreement dated January 20, 1999 by and among StaffMark, Inc., Robert Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the “Lenders”), The First National Bank of Chicago, as syndication agent on behalf of Lenders, Mercantile Bank National Association, as administrative agent on behalf of Lenders, Bank of America National Trust and Saving Association, Credit Lyonnais New York Branch, Fleet National Bank and First Union National Bank, as co-agents on behalf of the Lenders (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the SEC on May 13, 1999), which has been terminated.

10.30

First Amendment to Third Amended and Restated Credit Agreement dated May 6, 1999, by and among StaffMark, Inc., Robert Walters plc, Robert Walters Tristar pty ltd., the lenders named therein (the “Lenders”), The First National Bank of Chicago, as syndication agent on behalf of the Lenders, Mercantile Bank National Association, as administrative agent on behalf of the Lenders, and Bank of America National Trust and Savings Association, Credit Lyonnais New York Branch, Fleet National Bank and First Union National Bank, as co-agents on behalf of the Lenders (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999), which has been terminated.

10.31

Lease Agreement by and between the Company and Brewer Investments II LC dated June 2, 1999 and effective as of July 1, 1999, for StaffMark, Inc.’s corporate headquarters located at 302 East Millsap and 234 East Millsap in Fayetteville, Arkansas (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999), which has terminated as reflected in the Termination Agreement included as Exhibit 10.53.

10.32

Employment Agreement between the Company and Stephen R. Bova dated as of August 18, 1999 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999), which has been terminated or expired.

10.33

First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Clete T. Brewer, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, Brewer Personnel Services, Inc. and Clete T. Brewer, which original agreement is incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999), which has been terminated or expired.

10.34

First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Terry C. Bellora, amending that certain Employment Agreement dated as of August 20, 1996, by and among the Company and Terry C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999), which has been terminated or expired.

[1]	This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

10.35

First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and David Bartholomew, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, HRA, Inc. n/k/a Staffmark, Inc. – Nashville and David Bartholomew, which original agreement is incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999), which has been terminated or expired.

10.36

First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and Gordon Y. Allison, amending that certain Employment Agreement dated as of June 23, 1997, by and between the Company and Gordon Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on July 28, 1997 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999), which has been terminated or expired.

10.37

The Company’s 1999 Employee Stock Purchase Plan filed with the SEC on October 1, 1999 (Incorporated by reference from Exhibit 4.6 to the Company’s Form S-8 (File No. 333-88313)), which has been amended and in its current state is represented by Exhibit 10.52.

10.38

The Company’s Amended and Restated 1996 Stock Option Plan filed with the SEC on October 1, 1999 (Incorporated by reference from Exhibit 4.7 to the Company’s Form S-8 (File No. 333-88313)), which has been amended and in its current state is represented by Exhibit 10.48.

10.39	The Company’s 1999 U.K. Sharesave Plan filed with the SEC on December 22, 1999 (Incorporated by reference from Exhibit 4.6 to the Company’s Form S-8 (File No. 333-93325)), which has been terminated.

10.40

The Company’s Amended and Restated 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000), which has been amended and its current state is represented by Exhibit 10.48.

10.41

The Company’s 2000 Employee Stock Option Plan filed with the SEC on November 30, 2000 (Incorporated by reference from Exhibit 4.8 to the Company’s Form S-8 (File No. 333-50912)), which has been amended and restated and in its current state is represented by Exhibit 10.49.

10.42

Second Amendment to Employment Agreement dated as of December 1, 2000, between the Company and Terry C. Bellora, which original agreement is incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-15059), and which First Amendment is incorporated by reference from Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999, which has been terminated or expired.

10.43

Second Amendment to Employment Agreement dated as of December 1, 2000, between the Company and Clete T. Brewer, which original agreement is incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-15059), and which First Amendment is incorporated by reference from Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999, which has been terminated or expired.

10.44

Second Amendment to Employment Agreement dated as of December 1, 2000, between the Company and Gordon Y. Allison, which original agreement is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on July 28, 1997 and which First Amendment is incorporated by reference from Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999, which has been terminated or expired.

10.45

Employment Agreement dated as of April 14, 2000, by and between Shirley Singleton and Edgewater Technology (Delaware), Inc. (Incorporated by reference from Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on July 27, 2001).[1]

10.46

Employment Agreement dated as of April 14, 2000, by and between Dave Clancey and Edgewater Technology (Delaware), Inc. (Incorporated by reference from Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on July 27, 2001).[1]

10.47

Employment Agreement dated as of July 31, 2000, by and between David Gallo and Edgewater Technology (Delaware), Inc. (Incorporated by reference from Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the SEC on March 27, 2002.)[1]

10.48

Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002).[1]

10.49

Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002. (Incorporated by reference from Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002) which has been amended and in its current state is reflected in Exhibit 10.51.[1]

10.50

Employment Agreement dated as of July 19, 2002, by and between Kevin Rhodes and the Company. (Incorporated by reference from Exhibit 10.50 to the Company’s Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).[1]

10.51

Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-50912 filed with the SEC on May 30, 2002).[1]

10.52

Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313 filed with the SEC on May 30, 2002).[1]

10.53

Termination Agreement by and between Brewer Investments II, LLC and the Company effective as of June 28, 2000, terminating the Lease Agreement for the 234 E. Millsap Road and 302 E. Millsap Road premises in Fayetteville, Arkansas and referenced as Exhibit 10.31.*

10.54

Lease Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2000 and effective as of July 1, 2000 for Edgewater Technology, Inc.’s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas.*

10.55	Sublease Agreement dated as of July 1, 2002 by and between the Company and Tyson Foods, Inc. for the sublease of the property at 302 E. Millsap Rd., in Fayetteville, Arkansas.*

16.1

Letter from Arthur Andersen LLP to the SEC dated June 28, 2002 regarding a change in the Company’s independent accountants. (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on June 28, 2002).

21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2002.*

23.1	Consent of Deloitte & Touche LLP.*

23.2	Notice regarding Consent of Arthur Andersen LLP.*

[1]	This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

*	Filed herein

24.1	Power of Attorney (See Signature Page).*

99.1

Letter dated March 26, 2002 to the SEC from the Company pursuant to Temporary Note 3T to Article 3 of Regulation S-X. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the SEC on March 27, 2002).

99.2	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 28, 2003.

EDGEWATER TECHNOLOGY, INC.

By:	/s/ SHIRLEY SINGLETON
Shirley Singleton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Shirley Singleton, Kevin R. Rhodes and Gordon Y. Allison, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Name	Title	Date

/s/ SHIRLEY SINGLETON Shirley Singleton	President, Chief Executive Officer and Director	March 28, 2003

/s/ KEVIN R. RHODES Kevin R. Rhodes	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ WILLIAM J. LYNCH William J. Lynch	Non-Executive Chairman and Director	March 28, 2003

/s/ CLETE T. BREWER Clete T. Brewer	Director	March 28, 2003

/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 28, 2003

/s/ BOB L. MARTIN Bob L. Martin	Director	March 28, 2003

/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 28, 2003

302 CERTIFICATION

I, Shirley Singleton, certify that:

1. I have reviewed this annual report on Form 10-K of Edgewater Technology, Inc;

2. Based on my knowledge, this annual report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-K;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report on Form 10-K;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report on Form 10-K is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the “Evaluation Date”); and

c) presented in this annual report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ SHIRLEY SINGLETON
Shirley Singleton President and Chief Executive Officer

302 CERTIFICATION

I, Kevin R. Rhodes, certify that:

1. I have reviewed this annual report on Form 10-K of Edgewater Technology, Inc;

2. Based on my knowledge, this annual report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-K;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report on Form 10-K;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report on Form 10-K is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the “Evaluation Date”); and

c) presented in this annual report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ KEVIN R. RHODES
Kevin R. Rhodes Chief Financial Officer and Treasurer