Form 10-Q
period 2003-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2003-05-15
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2003

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 13, 2003 was 11,353,864.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

EDGEWATER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,367	$29,159
Short-term investments	13,473	17,623
Accounts receivable, net (including related party amounts of $1,971 and $1,900 at March 31, 2003 and December 31, 2002, respectively)	2,777	2,647
Deferred income taxes, net	1,127	1,127
Prepaid expenses and other current assets	816	925

Total current assets	49,560	51,481

Property and equipment, net	1,565	1,606
Intangible assets, net	11,531	11,614
Deferred income taxes, net	21,711	21,757
Other assets	35	35

Total assets	$84,402	$86,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$748	$1,662
Other liabilities including discontinued operations	1,394	1,662
Current portion of capital lease obligations	18	60
Accrued payroll and related liabilities	1,198	882
Other liabilities	193	240
Litigation settlement	—	950

Total current liabilities	3,551	5,456

Long-term liabilities, net of current portion	—	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000 shares authorized, 29,596 shares issued, 11,420 and 11,485 shares outstanding as of March 31, 2003 and December 31, 2002, respectively	296	296
Paid-in capital	217,287	217,302
Treasury stock, at cost, 18,176 and 18,111 shares at March 31, 2003 and December 31, 2002, respectively	(140,516)	(140,276)
Retained earnings	3,784	3,715

Total stockholders’ equity	80,851	81,037

Total liabilities and stockholders’ equity	$84,402	$86,493

See notes to the condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Service revenues (including related party amounts of $3,045 and $3,095 for the periods ending March 31, 2003 and 2002, respectively)	$5,189	$4,582
Cost of services	2,868	3,405

Gross profit	2,321	1,177

Operating expenses:
Selling, general and administrative	2,135	2,218
Depreciation and amortization	204	290
Restructuring	—	349

Total operating expenses	2,339	2,857

Operating loss	(18)	(1,680)
Interest income and other, net	133	221

Income (loss) before income taxes	115	(1,459)
Tax provision	46	—

Net income (loss) from continuing operations before change in accounting principle	69	(1,459)

Change in accounting principle (Note 8)	—	(12,451)

Net income (loss)	$69	($13,910)

Basic and diluted earnings (loss) per share
Continuing operations	$0.01	($0.13)
Change in accounting principle	—	($1.07)

Net income (loss)	$0.01	($1.20)

Weighted average shares, basic	11,473	11,607

Weighted average shares, diluted	11,557	11,607

See notes to the condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69	($13,910)
Change in accounting principle	—	12,451

Net income (loss) from continuing operations	69	(1,459)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	204	290
Provision for bad debts	45	40
Deferred income taxes	46	—
Change in operating accounts:
Accounts receivable	(175)	1,354
Prepaid expenses and other current assets	109	16
Accounts payable and accrued liabilities	(914)	(869)
Accrued payroll and related liabilities	316	116
Other liabilities	(47)	(19)

Net cash (used in) operating activities	(347)	(531)

Net cash (used in) discontinued operating activities	(1,218)	(2,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities (purchases) of short-term investments	4,150	(12,216)
Capital expenditures	(80)	(48)

Net cash provided by (used in) investing activities	4,070	(12,264)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(42)	(85)
Proceeds from employee stock plans and stock option exercises	21	37
Repurchases of common stock	(276)	—

Net cash (used in) financing activities	(297)	(48)

Net increase (decrease) in cash and cash equivalents	2,208	(15,087)
CASH AND CASH EQUIVALENTS, beginning of period	29,159	40,128

CASH AND CASH EQUIVALENTS, end of period	$31,367	$25,041

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2	$10

Cash receipts from related parties	$2,991	$2,954

Cash paid to related parties	$56	$56

See notes to the condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater,” “Edgewater Technology,” “the Company,” “our Company,” “we,” “us” or “our”) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with customers to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our customers, targeting strategic, mission-critical applications. With approximately 122 technical consulting professionals, Edgewater Technology services our customer base by leveraging a combination of our vertical industry knowledge with a broad base of strategic technologies, along with proven reengineering techniques provided by our network of strategically positioned solutions centers.

Our Company was incorporated in the State of Delaware in 1996. Our primary subsidiary is Edgewater Technology (Delaware) Inc., a Delaware corporation that was incorporated in 1992, and is our only operating segment.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

The accompanying unaudited interim financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2002 Annual Report on Form 10-K as filed with the SEC on March 28, 2003.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for Internet related professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3. REVENUE RECOGNITION:

A majority of the Company’s contracts are billed on a time and materials basis. Time and materials contracts, which represented 80% and 97% of revenues for the three months ended March 31, 2003 and 2002, respectively, are generally recognized as services are provided. Revenues pursuant to fixed price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances, which could affect our estimates. Reimbursement of “out-of-pocket” expenses charged to customers is reflected as revenue.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. REVENUE RECOGNITION (continued):

For the three months ended March 31, 2003 and 2002, two customers, including Synapse (a related party—See Note 11), each accounted for more than 10% of revenues. For the three months ended March 31, 2003 and 2002 our three largest customers represented 80.5% and 89.7% of our revenues in the aggregate, respectively.

4. TAX PROVISION:

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rates for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. We recorded a tax provision of $0.05 million for the three months ended March 31, 2003, which represents an estimated tax on continuing operations at an estimated effective rate of 40%, which includes state and federal income tax rates. The effective tax rate for 2002 was zero, primarily due to net operating losses.

The Company currently has deferred tax assets related to net operating loss carryforwards and tax credits, which expire at different times through and until 2021. Accordingly, the Company does not anticipate having to pay cash taxes for income earned in 2003, and will record any such provision for taxes as a reduction of our deferred tax asset. Due to the uncertainty surrounding the realization and timing of the deferred tax assets, Edgewater has recorded a valuation allowance against the net deferred tax assets of approximately $15.7 million as of March 31, 2003 and December 31, 2002. The net deferred tax assets amount to $22.8 million, which amount management believes is more likely than not to be realized. Management regularly evaluates the realizability of the deferred tax assets and may adjust the valuation allowance based on such analysis in the future.

5. STOCK OPTIONS:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for the Company beginning in the first quarter of 2003.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. STOCK OPTIONS (continued):

The Company records stock-based compensation awards issued to employees and directors using the intrinsic value method and stock-based compensation awards issued to non-employees using the fair value method of accounting. Stock-based compensation expense, if any, is recognized on awards issued to employees and directors if the option exercise price is less than the market price of the underlying stock on the measurement date, generally the date of grant. The differences between accounting for stock-based compensation under the intrinsic value method and the fair value method are shown below, with the fair value estimated on the grant date using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Data)
Net income (loss)
As reported	$69	($13,910)
Stock based compensation, net of tax	(336)	(631)

Pro forma	$(267)	($14,541)

Basic and diluted earnings (loss) per share
As reported	$0.01	($1.20)

Pro forma	$(0.02)	($1.25)

	Three Months Ended March 31,
	2003	2002
Weighted average risk-free interest rate	2.72%	2.82%
Dividend yield	0%	0%
Weighted average expected life	4 years	4 years
Expected volatility	68%	74%

6. SHORT TERM INVESTMENTS:

Short-term investments are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. All investments that have original maturities greater than three months but less than one year at the date of purchase are considered short-term investments. All other investments are considered cash equivalents. As of March 31, 2003 and December 31, 2002, our short-term investments consisted of $8.2 million and $12.3 million in commercial paper, respectively, and $5.3 million and $5.3 million, in government obligations, including agencies, respectively, and amortized cost approximated fair value.

7. RESTRUCTURING:

In February 2002, Edgewater implemented cost-cutting measures by realigning its workforce. Edgewater reduced its overall headcount by 38 employees, or 19% of its total workforce. The Company recorded a restructuring charge in the first quarter of 2002 of $349,000, which consisted primarily of severance and similar employee termination expenses. All restructuring amounts were paid by the end of the second quarter of 2002.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. INTANGIBLE ASSETS:

Effective during the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing the “fair value” methodology. The Company evaluated the fair value of its reporting unit utilizing various valuation techniques. Based upon the new methods for recording impairment, the Company recognized a transitional impairment loss of $12.5 million as the cumulative effect of a change in accounting principle during the first quarter of 2002.

The new statement also requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed an additional impairment test on December 2, 2002, our selected annual measurement date, and recorded a non-cash impairment charge of $7.4 million in the fourth quarter of 2002, primarily as a result of the decline in industry stock prices for our peer group and lower revenues and operating margins for our Company. Our net unamortized goodwill, as of March 31, 2003 and December 31, 2002 was $10.8 million.

Intangible assets consisted of the following as of March 31:

	March 31, 2003	December 31, 2002
	(In Thousands)
Goodwill	$19,987	$19,987
Other intangibles	1,630	1,630

	21,617	21,617
Less accumulated amortization	10,086	10,003

	$11,531	$11,614

Amortization expense of $0.1 million related to the three months ending March 31, 2003 and 2002 relates to certain non-competition covenants, which will expire in 2004.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. EARNINGS (LOSS) PER SHARE:

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands Except Per Share Data)
Basic earnings per share:
Net income (loss) applicable to common shares	$69	($13,910)

Weighted average common shares outstanding	11,473	11,607

Basic income (loss) per share of common stock	$0.01	($1.20)

Diluted earnings per share:
Net income (loss) applicable to common shares	$69	($13,910)

Weighted average common shares outstanding	11,473	11,607
Dilutive effect of stock options	84	—

Weighted average common shares, assuming dilutive effect of stock options	11,557	11,607

Diluted earnings (loss) per share of common stock	$0.01	($1.20)

Options to purchase approximately 3.5 million shares of common stock and 3.3 million shares of common stock (at prices ranging from $3.72 to $39.63 per share) were outstanding during the three months ended March 31, 2003 and 2002, respectively. Approximately 84,000 potential shares of common stock relating to stock options during the three months ended March 31, 2003 were included in dilutive weighted average shares in the calculation of earnings per share of common stock because the options’ exercise prices for such options were less than the average market price of the Company’s common shares. Approximately 3,000 potential shares of common stock relating to stock options during the three months ended March 31, 2002 would have been included in dilutive weighted average shares in the calculation of earnings per share had the effect not been anti-dilutive.

10. SEGMENT INFORMATION:

Edgewater Technology, Inc. has one operating segment, Edgewater Technology (Delaware), Inc., the consulting and systems integration operating subsidiary.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. RELATED PARTIES:

The Synapse Group, Inc. (“Synapse”), one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company’s Board of Directors. Revenues from Synapse amounted to $3.0 million and $3.1 million, respectively, for the three months ended March 31, 2003 and 2002. Payments received from Synapse for the three months ended March 31, 2003 and 2002, amounted to $3.0 million and $3.0 million, respectively. Outstanding accounts receivable balances as of March 31, 2003 and December 31, 2002, were $2.0 million and $1.9 million respectively, which balances were within the Company’s normal business terms.

The Company entered into a lease agreement in 1999 with a stockholder who was a former officer and director of the Company to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.06 million for the three months ended March 31, 2003 and 2002. As the Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company subleased the Fayetteville facility to a third party in 2002.

12. COMMITMENTS AND CONTINGENCIES:

We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition of our Company. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

Edgewater Technology, Inc. (“Edgewater,” “Edgewater Technology,” “the Company,” “our Company,” “we,” “us” or “our”) is an award-winning strategic consulting firm that specializes in providing technical consulting, custom software development and system integration services to middle-market companies and divisions of Global 2000 companies. We develop scalable technology solutions, which expedite business processes and provide our customers with competitive advantages. Our consultants collaborate with customers to translate business goals into technology-driven strategies. Headquartered in Wakefield, Massachusetts, Edgewater Technology has developed a partnership approach with our customers, targeting strategic, mission-critical applications. With approximately 122 technical consulting professionals, Edgewater Technology services our customer base by leveraging a combination of our vertical industry knowledge with a broad base of strategic technologies, along with proven reengineering techniques provided by our network of strategically positioned solutions centers.

Edgewater Technology offers an end-to-end platform of technology-driven business solutions to help organizations tackle the barriers of technology transition, including:

•	Strategy — We work with our customers to determine which IT investments provide the most value and how to apply technology to support their business goals — whether their goals are cost reductions, process improvements, customer service improvements or expanding into new markets and product lines. Our strategy services include analyzing our customers’ business goals, business processes and existing technology infrastructure. We emphasize quantifying the projected business impact of our recommended solutions in financial terms as a means to ensure that our strategy recommendations drive business value. We provide our customers with a tactical road map that they can implement immediately, as opposed to high-level consulting advice that often results in additional planning engagements prior to development and implementation.

•	Solutions — We specialize in developing and implementing technology applications that are tailored for each client’s unique business needs. Using a collaborative approach, our technical and vertical industry specialists take the time to understand a customer’s core business objectives and determine how technology can assist them in achieving their goals, not only in the immediate future but also in the long-term. The customized applications that we develop are both flexible and scalable. Flexibility is critical so that our customers can easily integrate our solutions with their existing systems, upgrade solutions for technological changes and respond to developments in how business is conducted across Internet technologies.

•	Support — We provide a spectrum of post-deployment support services, including application outsourcing and site maintenance, that enables our customers to focus on their core competencies. We understand that being able to cater to all of the applications that support our customers’ businesses, especially applications that are in the early stages of evolution, requires the necessary technology skills and business understanding. We work with our customers to assist in the long-term care and feeding of their custom applications. We provide flexible and custom solutions that can range from remotely managing customer assets at onsite customer locations, to facilities management of our customers’ assets at Edgewater Technology’s network operating facility, or a complete solution with Edgewater Technology providing all services, including strategy, solutions and support.

The following diagram illustrates our service offerings:

With a ten year operating history, Edgewater Technology has focused on five core values that differentiates our Company from the competition:

(1)	Delivery Excellence — Our enviable delivery history is built upon ten years of proven methodology and processes, and by continually delivering solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, and established implementation and support methodologies. Most importantly, we provide effective and continued communication with our customers throughout the entire process. Our delivery history has contributed to our ability to build long-term relationships with our customers.

(2)	Vertical Expertise/Horizontal Service Offerings — We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ technology needs and deliver award-winning tailored strategies and solutions. We bring vertical industry knowledge together with a broad base of key strategic technologies. Edgewater Technology uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our services include: Financial Services (Retail Banking, Portfolio/Asset Management); Insurance; Health Care (Managed Care); Life Sciences; Higher Education, Retail and various Emerging Markets that consist of untapped vertical markets which are just beginning to leverage the use of technology. We also focus on service offerings that cross each vertical such as Supply Chain, Customer Service and Web Services.

(3)	Technology Excellence — We extend our services through proven key strategic technologies and through the focus of vertical business practices to build scalable custom solutions providing a solid return on the investment (ROI) and thereby competitive advantage to our customers. Our team of professionals has the technology expertise, coupled with vertical knowledge, to offer comprehensive strategies and solutions. Our established partnerships with industry leaders enable us to deliver market-leading insights and innovative solutions that meet our customers’ diverse business needs quickly. Our areas of technical expertise include: Web-based solutions; architectural strategy; Web services; data management; transaction processing and legacy systems integration.

(4)	Middle-Market Focus — We are well positioned to serve the technology needs of the middle market through our solutions centers based in second-tier cities in which middle-market enterprises typically reside. The middle market is defined as companies and/or subsidiaries of Global 2000 corporations with $50 million to $1 billion in revenue. By leveraging our solutions centers, we are able to create a virtual development environment that allows for efficiencies in staff management, while servicing clearly defined markets to leverage technology and gain competitive advantage.

(5)	Strong Operational Metrics — Since our inception in 1992, Edgewater Technology’s original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consulting resources, company utilization and gross margin.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition;

•	Accounting for Income Taxes; and

•	Valuation of Long-Lived and Intangible Assets.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See notes to condensed consolidated financial statements included elsewhere herein, which contain additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition. A majority of our Company’s contracts are billed on a time and materials basis. Time and materials contracts, which represented 80% and 97% of revenues for the three months ended March 31, 2003 and 2002, respectively, are generally recognized as services are provided. Revenues pursuant to fixed price contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated costs. Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of holdback reserves, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage-of-completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances, which could affect our estimates.

Accounting for Income Taxes. As part of the process of preparing our condensed consolidated financial statements, significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a $15.7 million valuation allowance against our net deferred tax assets of $22.8 million as of March 31, 2003 and December 31, 2002, due to potential uncertainty related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. We consider scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the deferred tax assets may be recorded, which could materially impact our financial position and net income (loss) in the period.

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

Financial Information

The financial information provided that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the condensed consolidated financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2003 Compared to Results for the Three Months Ended March 31, 2002

Service Revenues. Revenues for the three months ended March 31, 2003 increased $0.6 million, or 13%, to $5.2 million compared to $4.6 million for the three months ended March 31, 2002. Revenue increases reflect the positive effects of sales efforts designed to reduce customer concentration and engage new customers. For the three months ended March 31, 2003 and 2002, two customers each contributed more than 10% of revenues. For the three months ended March 31, 2003 and 2002 our three largest customers represented 80.7% and 89.7% of our revenues in the aggregate, respectively. Expenses reimbursed by our clients are also included in revenue in accordance with EITF topic D-103. Also see Note 11, Related Parties, to the condensed consolidated financial statements included elsewhere herein, for additional information.

Cost of Services. Project personnel costs consist principally of salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs decreased $0.5 million, or 16%, to $2.9 million for the three months ended March 31, 2003 compared to $3.4 million for the three months ended March 31, 2002. This decrease is primarily the result of lower payroll expenses due to a workforce reduction in February 2002, reducing headcount by 38 positions.

Gross Profit. Gross profit for the three months ended March 31, 2003 increased $1.1 million, or 97%, to $2.3 million compared to $1.2 million for the three months ended March 31, 2002. The increase in gross profit directly relates to the increase in revenues and utilization during the period and the lower overall payroll expense related to billable consultants. Utilization rates were 77.2% for the three months ended March 31, 2003 compared to 58.7% for the three months ended March 31, 2002. Gross profit margin for the three months ended March 31, 2003 was 44.7% compared to 25.7% during the three months ended March 31, 2002.

Selling, General and Administrative Expense (“SG&A”). SG&A decreased $0.08 million, or 4%, to $2.1 million for the three months ended March 31, 2003 compared to $2.2 million for the three months ended March 31, 2002. This decrease is directly related to reduced facilities and operating expenses in a conscious effort to reduce and streamline operations. SG&A as a percentage of revenue was 41.2% and 48.4% for the three months ended March 31, 2003 and 2002, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.08 million to $0.2 million for the three months ended March 31, 2003 compared to $0.3 million for the three months ended March 31, 2002. This decrease reflects tighter spending controls on purchases of new fixed assets and a relative reduction in depreciation as older assets fully depreciate.

Restructuring. We implemented a workforce reduction in February 2002 to better align our consultant base to our expected revenues. The Company reduced headcount by nineteen percent (19%), or approximately 38 positions, which resulted in a restructuring charge of $349,000, which consisted primarily of severance and similar employee payroll related termination expenses. All restructuring amounts were paid by the end of the second quarter of 2002.

Operating Loss. Operating loss decreased $1.7 million to $0.02 million for the three months ended March 31, 2003 compared to $1.7 million for the same period last year. Operating losses decreased from the prior year primarily due to higher revenue, lower costs of project personnel and the restructuring charge during the first quarter 2002 associated with the workforce reduction, all described above.

Interest Income (Expense), Net. We earned net interest income of $0.1 million for the three months ended March 31, 2003, as compared to net interest income of $0.2 million for the three months ended March 31, 2002. This decrease is due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the slightly lower average cash balances as a result of stock repurchases and discontinued operations expenses.

Tax Provision. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rates for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. We recorded a tax provision of $0.05 million for the three months ended March 31, 2003, which represents an estimated tax on continuing operations at an estimated effective rate of 40%, which includes state and federal income tax rates. We expect the effective tax rate to remain at approximately 40% for the remainder of 2003. The effective tax rate for 2002 was zero, primarily due to net operating losses. See Note 4.

Net Income (Loss) From Continuing Operations. As a result of factors described above, we reported net income from continuing operations of $0.07 million for the three months ended March 31, 2003 compared to a net loss from continuing operations of ($1.5) million for the three months ended March 31, 2002. Net income (loss) from continuing operations was 1.3% and (31.9%) of revenues for the three months ended March 31, 2003 and 2002, respectively. Basic and diluted earnings (loss) per share from continuing operations was $0.01 and ($0.13) for the three months ended March 31, 2003 and 2002, respectively.

Change in Accounting Principle. We adopted SFAS No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. See Note 8 of the condensed consolidated financial statements included elsewhere herein.

Net Income (Loss). We generated net income of $0.07 million for the three months ended March 31, 2003 compared to a net loss of ($13.9) million for the three months ended March 31, 2002. Net income for the three months ended March 31, 2003, as compared to the prior year net loss, resulted primarily from the increase in service revenues, the reduction in cost of services, the 2002 restructuring charge and the change in accounting principle, as discussed above. Basic and diluted earnings (loss) per share was $0.01 and ($1.20) for the three months ended March 31, 2003 and 2002, respectively.

Other Tax Matters

During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the “IRS”) that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. Our Company has responded to various IRS information requests by delivering documents and answering questions. For the period of the fiscal years covered by the audit, we owned non-Solutions staffing related businesses, which were sold during the 2000 and 2001 fiscal years. The results of the IRS audit could have an impact on our deferred tax asset, however as of the date of the filing of this Form 10-Q, we do not believe any such impact would be material to our financial position.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows provided by (used in):
Operating activities	$(347)	$(531)
Investing activities	4,070	(12,264)
Financing activities	(297)	(48)
Discontinued operating activities	(1,218)	(2,244)

Total cash (used in) provided during the period	$2,208	$(15,087)

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $44.8 million, a 4% decrease from the December 31, 2002 balance of $46.8 million. Working capital, which is defined as current assets less current liabilities, remained consistent at $46.0 million as of March 31, 2003 and December 31, 2002.

Our primary historical sources of funds are from operations and the proceeds from equity offerings and sales of businesses. Our principal historical uses of cash have been to fund working capital requirements and capital expenditures. We generally pay our consultants and associates bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

Our Board of Directors, in September 2002, authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period, as amended, to expire December 31, 2003. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this repurchase program, during the three months ended March 31, 2003, we repurchased 70,932 shares of our common stock for $0.3 million. There were no repurchases made during the three months ended March 31, 2002. As part of this repurchase program, effective February 14, 2003, our Board authorized an SEC Rule 10b5-1 repurchase program with a broker that allows the Company to make more consistent repurchases of our common stock even during traditional blackout periods.

Net cash used in continuing operating activities was $0.3 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively. The net cash used by continuing operating activities for the three months ended March 31, 2003 and 2002 was primarily attributable to large cash outflows for annual insurance renewals.

Net cash provided by (used in) continuing investing activities was $4.1 million and ($12.3) million for the three months ended March 31, 2003 and 2002, respectively. Cash provided by (used in) continuing investing activities during the three months ended March 31 2003 and 2002 was primarily attributable to maturities and purchases of short-term investments. As of March 31, 2003 we have no commitments for capital expenditures and all capital expenditures are discretionary.

Net cash used in continuing financing activities was $0.3 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, cash used in continuing financing activities was primarily related to the repurchase of common stock and repayments on our capital lease obligations, net of proceeds from our employee stock purchase program. For the three months ended March 31, 2002, cash used in continuing financing activities was primarily related to repayments on our capital lease obligations, net of proceeds from our employee stock purchase program.

Net cash used by discontinued operations was $1.2 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively. These amounts relate to expenses accrued in 2002 for discontinued operating activities, consisting principally of a $950,000 payment made in February, 2003 for the litigation settlement related to discontinued operations and accrued for at December 31, 2002.

As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents increased $2.2 million for the three months ended March 31, 2003, while decreasing $15.1 million for the three months ended March 31, 2002. The aggregate cash and cash equivalents and short-term investments were $44.8 million and $46.8 million, as of March 31, 2003 and December 31, 2002, respectively.

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

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space and certain equipment under noncancellable operating and capital lease arrangements through 2009. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.2 million, and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Special Note Regarding Forward Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q (this “10-Q”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenues, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business — Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2002 Annual Report on Form 10-K as filed with the SEC on March 28, 2003.

The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “believe,” “enable” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “increase,” “modifying,” “reacting,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives; (2) changes in industry trends, such as a decline in the demand for Solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (4) failure of our backlog to be converted to billable work and recorded as revenue; (5) inability of increased sales to result in increased revenues and/or increased consultant utilization rates; (6) adverse developments and volatility involving debt, equity, currency, geopolitical or technology market conditions; (7) the occurrence of lawsuits or adverse results in tax matters; (8) failure to obtain new customers or retain significant existing customers; (9) loss of key executives; (10) general economic and business conditions (whether foreign, national, state or local) which include, but are not limited to, changes in interest or currency exchange rates; (11) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (12) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (13) inability to repurchase shares in the future on terms acceptable to us; and/or (14) any changes in ownership, or adverse developments concerning the IRS audit of our corporate tax returns for the 1998-2000 fiscal years, that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a deferred tax asset of approximately $22.8 million. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business— Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2002 Form 10-K filed with the SEC on March 28, 2003. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, to fund strategic acquisitions, or other transactions authorized by our Company’s Board of Directors. None of our market-risk sensitive instruments are held for trading purposes. We do not purchase derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

General. Within 90 days prior to the date of this Quarterly Report (the “Evaluation Date”), the Company evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”) and the Company’s “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was carried out by the Company’s disclosure controls and procedures committee under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of this report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls as of the Evaluation Date.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this report there are two separate forms of “Certifications” of the CEO and the CFO. The Certifications are required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of this report, which you are currently reading, is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. In addition to the 302 Certifications, a certification of the CEO and CFO under Section 906 of the Sarbanes Oxley Act of 2002 (the “Section 906 Certification”) is included as Exhibit 99.1 of this Quarterly Report. The 906 Certification requires the CEO and CFO to certify to the best of their knowledge that this Quarterly Report complies with Section 13(a) or 15(d) of the Exchange Act (as defined below) and that such Quarterly Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by this Quarterly Report. You are referenced to this certification for more information regarding the 906 Certification.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. However, any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Scope of the Controls Evaluation. The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this report. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly and Annual Reports. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our finance and accounting department.

Among other matters, the Company sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because the Section 302 Certifications require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Changes in Internal Controls. There were no significant changes in the Company’s Internal Controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s Internal Controls. Accordingly, no corrective actions were required or undertaken.

Conclusions. Based on the Controls Evaluation, as described above, our CEO and CFO have concluded that as of the Evaluation Date, the Company’s Disclosure Controls and Internal Controls were adequate, effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period when the Company’s periodic reports are being prepared.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on the results of operations or financial condition of our Company. We maintain insurance in amounts, with coverage and deductibles that we believe are reasonable.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable as our company does not have any senior securities issued or outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable as there were no matters submitted to our Company’s stockholders during the quarterly period ended March 31, 2003.

ITEM 5. OTHER INFORMATION

Our Company’s President and Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	906 Certification

(b) Reports on Form 8-K

1.	A Form 8-K was filed with the SEC on February 12, 2003 relating to the announcement of our fourth quarter and year-end 2002 financial results.

2.	A Form 8-K was filed with the SEC on March 13, 2003 relating to the announcement of our nomination of Wayne Wilson to serve on the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 15, 2003	/s/ SHIRLEY SINGLETON
Shirley Singleton President and Chief Executive Officer

Date: May 15, 2003	/s/ KEVIN R. RHODES
Kevin R. Rhodes Chief Financial Officer (principal financial and accounting officer)

302 CERTIFICATION

I, Shirley Singleton, the President and Chief Executive Officer of Edgewater Technology, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ SHIRLEY SINGLETON
Shirley Singleton President and Chief Executive Officer

302 CERTIFICATION

I, Kevin R. Rhodes, the Chief Financial Officer of Edgewater Technology, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process summaries and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ KEVIN R. RHODES
Kevin R. Rhodes Chief Financial Officer (principal financial and accounting officer)