Form 10-Q/A
period 2003-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2003-09-04
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to include the certifications under Rule 13a-14(a) effective pursuant to rules promulgated under the Securities Exchange Act of 1934, as amended, effective as of August 14, 2003. Our Form 10-Q filed on August 14, 2003 inadvertently included Rule 13a-14(a) certification forms in effect prior to August 14, 2003.

Part II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Exhibit Title

31.1	13a-14 Certification – President and Chief Executive Officer

31.2	13a-14 Certification – Chief Financial Officer

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2003	/s/ KEVIN R. RHODES Kevin R. Rhodes Chief Financial Officer (principal financial and accounting officer and authorized corporate signatory)

3