Form 10-K
period 2003-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2004-03-30
CIK 1017968

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20971

EDGEWATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0788538 (I.R.S. Employer Identification No.)
20 Harvard Mill Square Wakefield, Massachusetts (Address of principal executive offices)	01880 (Zip Code)

Registrant's telephone number including area code: (781) 246-3343

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $50.9 million as of June 30, 2003.

As of June 30, 2003, the number of shares outstanding of the registrant's common stock was 11,382,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 2, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements under "Business," "Properties," "Legal Proceedings," "Market for Registrant's Common Stock and Related Stockholder Matters" and "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K (this "Form 10-K") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future operating income, future cash flows, potential dividends, potential business combination transactions, competitive and strategic initiatives, potential stock repurchases, and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Business—Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in this Form 10-K.

        The forward-looking statements included in this Form 10-K relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "encourage," "opportunity," "decide," "goal," "objective," "quality," "growth," "leader," "could", "expect," "intend," "plan," "expand," "focus," "build," "through," "strategy," "expiration," "provide," "offer," "maximize," "meet," "allow," "allowed," "represent," "commitment," "lend," "create," "implement," "result," "seek," "increase," "add," "establish," "pursue," "feel," "work," "perform," "make," "continue," "can," "will," "going," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives; including growth in entities acquired by our Company; (2) changes in industry trends, such as a decline in the demand for solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) adverse developments and volatility involving geopolitical or technology market conditions; (4) unanticipated events or the occurrence of fluctuations or variability in the matters identified under "Critical Accounting Policies"; (5) failure of our sales pipeline to be converted to billable work and recorded as revenue; (6) loss of key executives; (7) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) expanding outsourcing services to generate additional revenue; (10) any changes in ownership, adverse developments concerning the IRS audit of our corporate tax returns for the 1998-2000 fiscal years, that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a net deferred tax asset of approximately $22.2 million as of December 31, 2003, and/or (11) the failure to obtain remaining predecessor entity tax records that are not in our control and/or successfully resolve remaining outstanding IRS matters relating to our former staffing businesses. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I "Business—Factors Affecting Finances, Business Prospects and Stock Volatility." These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

EDGEWATER TECHNOLOGY, INC.

Form 10-K
Annual Report
For the Year Ended December 31, 2003

PART I

ITEM 1. BUSINESS

General

        Edgewater Technology, Inc. (and subsidiaries are collectively referred to in this Form 10-K as "we", "us", "our", "our Company", "the Company", "Edgewater Technology" or "Edgewater") is an award-winning consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. Our Company, formerly known as StaffMark, Inc., was incorporated in the State of Delaware in 1996. Our Company's business operations are conducted primarily through two subsidiaries: Edgewater Technology (Delaware), Inc., a Delaware corporation that was incorporated in 1992, acquired by our Company on May 17, 1999, and is sometimes referred to in this Form 10-K as "Edgewater Technology" and Intelix, Inc., a northern Virginia corporation that was incorporated in 1993, acquired by our Company on June 2, 2003, and is sometimes referred to in this Form 10-K as "Intelix". Since our Company engages in business activities under one operating segment, which provides technical consulting, custom software development and integration services, no separate segment disclosure is provided in this Form 10-K.

        By targeting strategic, mission-critical applications, our consultants collaborate with customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts as of December 31, 2003, our Company employs approximately 156 technical consulting professionals throughout our network of strategically positioned solutions centers.

        Although our Company is not an "Accelerated Filer" under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, our financial information, including the information in this Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to the above mentioned reports, may be viewed on the Internet at www.edgewater.com/site/investor_relations/index.html. Copies are also available, without charge, from Edgewater Technology, Investor Relations, 20 Harvard Mill Square, Wakefield, MA 01880-3209. Alternatively, reports filed with the Securities & Exchange Commission (the "SEC") may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC's Internet site at www.sec.gov.

Overview of the Edgewater Technology Business

        Edgewater Technology offers a full spectrum of services and expertise to ensure the success of IT projects of any size and complexity, including:

  •
  Strategy—In a business environment where business is supported by an ever-increasing foundation of enabling technology: customer software, packaged software, networks, and technical infrastructure, Edgewater's strategy approach is more important than ever before. While this technology has been largely responsible for huge productivity gains and innovative new business models, the downside has also grown in terms of managing an ever increasing dependence on technology that is aging faster, becoming more complex, under increasing security scrutiny, and becoming ever more expensive. The choices have increased exponentially so a simple horizontal technology-only view will no longer suffice.

    Edgewater's blend of vertical industry experts and technology specialists provides our clients with long and medium term technology strategies that deliver short-term value. This multi- disciplinary approach ensures that strategic plans not only serve the business need, but also are scalable, maintainable, and ultimately deliver the expected return on investment (ROI).

  •
  Design—Edgewater Technology believes by placing an emphasis in the design phase, organizations will be able to:

  •
  Reduce development costs

  •
  Integrate more effectively into their current IT infrastructure

  •
  Provide a flexible platform for more effective maintenance

    Design is critical in an ever more complex technology environment. In order to expedite the process of building of an application, businesses must evaluate all of their resources—determining what technologies and tools will integrate effectively within their current IT infrastructure. When design is done properly in the beginning, issues are addressed and rectified early which prevents cost overruns when code and systems are developed prematurely.

    Within this critical phase, Edgewater's team identifies and documents the detailed design of the solution to be developed. Detailed decisions are made ranging from what technologies and tools will integrate with the client's current IT infrastructure to what creative resources will be required to maintain consistency with the client's current brand.

  •
  Build—Edgewater Technology focuses on top IT talent and its most effective application to any IT project build. Edgewater's team is multi-disciplinary in terms of technology, methodology, and project management, providing the ultimate in flexibility and risk management. Many choices are available, but Edgewater is simply the best as proven by our better than 95% repeat business factor.

    With more choices existing today for the IT project build than any time in the past, it is central to have efficient and cost-effective IT talent, such as Edgewater's team of professionals, available as an option. Today, projects can be built in-house, outsourced off-shore or near-shore, contracted to project companies or ultimately utilize a blend of everything. Often the rush to build can end up being a costly decision, resulting in:

    •
    Inadequate functional design

    •
    Inadequate technical architecture

    •
    Inability to support the ever-changing needs of the organization.

  •
  Maintain—With more than 150 technical consulting professionals, Edgewater Technology specializes in maintaining applications that require fast enhancement cycles, constant integration in changing environments and specialized quality assurance. The ability to cater to applications that support our customers' businesses, especially applications that are in the early stages of evolution, requires the necessary technology skills and business understanding. We assist our customers with the complete lifecycle of their custom applications. Application maintenance in today's environment can often be challenging and costly. Businesses are faced with uncovering the "hidden" costs of maintaining applications whether it includes testing, integration and/or ongoing support.

  •
  Operate—Edgewater Technology has the ability to provide clients with customized operations support ranging from remotely managing a customer's assets onsite at their location to facilities management of our customers' assets at Edgewater Technology's networking operating facility. The need for a reliable, scalable and available IT infrastructure is critical to any organization's success.

        In addition to our ability to provide a full spectrum of services, Edgewater Technology also has the expertise to deliver systems integration services that maximize business results and performance improvements. We focus not only on deploying new systems, but also extending the longevity of existing systems for an ever-changing marketplace. This proven expertise enables us to bring complex technologies and systems together while minimizing risk, maximizing our clients' technology investments and delivering customized solutions that address organizations' short and long-term business objectives.

        With more than ten years of operating history, Edgewater Technology focuses on five core values that differentiate us from the competition:

  (1)
  Delivery Excellence—Our enviable delivery history is built upon more than ten years of proven methodology and processes, and by continually delivering solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, and established implementation and support methodologies. Most importantly, we provide effective and continued communication with our customers throughout the entire process. Our delivery history has contributed to our ability to build long-term relationships with our customers.

  (2)
  Vertical Expertise/Horizontal Service Offerings—We combine vertical-industry knowledge with a broad base of key strategic technologies to serve our customers' technology needs and deliver award-winning tailored strategies and solutions. We bring vertical-industry knowledge together with a broad base of key strategic technologies. Edgewater Technology uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our services include: Financial Services (Retail Banking, Portfolio/Asset Management); Health Care (Managed Care); Higher Education; Insurance; Life Sciences; Real Estate; Retail; Telecommunications; and various Emerging Markets that consist of untapped vertical markets which are just beginning to leverage the use of technology. We also focus on service offerings that cross each vertical such as Supply Chain, Customer Service and Web Services.

    The diagram below illustrates our vertical and horizontal service offerings:

  (3)
  Technology Excellence—We extend our services through proven key strategic technologies and through the focus of vertical business practices to build scalable custom solutions providing a solid return on the investment (ROI) and thereby competitive advantage to our customers. Our team of professionals has the technology expertise, coupled with vertical knowledge, to offer comprehensive strategies and solutions. Our established partnerships with industry leaders enable us to deliver market-leading insights and innovative solutions that meet our customers' diverse business needs quickly. Our areas of technical expertise include: web-based solutions; architectural strategy; Web services; data management; transaction processing and legacy systems integration.

  (4)
  Middle-Market Focus—We are well positioned to serve the technology needs of the middle market through our solutions centers based where middle-market enterprises typically reside. The middle market is defined as companies and/or subsidiaries of Global 2000 corporations with $50 million to $1 billion in revenue. By leveraging our solutions centers, we are able to create a virtual development environment that allows for efficiencies in staff management, while servicing clearly defined markets to leverage technology and gain competitive advantage.

  (5)
  Strong Operational Metrics—Since our inception in 1992, Edgewater Technology's original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consulting resources, company utilization and gross margin.

  Customers

        Our customers are generally middle-market companies that span across a wide variety of industries, including Financial Services (Retail Banking, Portfolio/Asset Management); Health Care (Managed Care); Higher Education; Insurance; Life Sciences; Real Estate; Retail; Telecommunications; and various Emerging Markets. We derive a significant portion of our revenues from large projects with a limited number of customers. In 2003, our five largest customers accounted for 81.7% of our revenues. In 2002, our five largest customers accounted for 88.0% of our revenues. During 2003, we developed relationships and recorded revenues from 13 new customers, as compared to 19 new customers in 2002.

        The following is a partial list of customers who have engaged our services:

The Affiliated Alan Gray Companies	Harvard University
American Express	Lawyers Weekly
American Student Assistance	Marten Transportation
Americo Life, Inc.	Massachusetts Educational Financing Authority (MEFA)
Armed Forces Insurance	Massachusetts Institute of Technology (MIT)
art-exchange.com	Missouri Department of Higher Education
Barnstable Mutual Insurance	Merrill Corporation
Blue Cross/Blue Shield of Arkansas	Northeastern University
Capital Advisors	Oregon Student Assistance Commission
CMD	Priority Telecom
Champion Exposition Services	Sappi Fine Paper
Chandler Concrete	St. Bernard's Regional Medical Center
Circles, Inc.	SunGard Asset Management
Concentra Managed Care	The Synapse Group, Inc.
Cyrk	T. Rowe Price
Document Sciences Corporation	TJX Corporation
DST International	The United States Postal Service
Employers Association	USAble Life
Fidelity Investments	Visiting Nurses Association of America (VNAA)
Ford Credit

Significant Customer

        The Synapse Group, Inc., a Time Warner company ("Synapse"), is considered a related party as its President and Chief Executive Officer is also a member of our Board of Directors. Revenues from Synapse amounted to $11.8 million and $12.3 million, for 2003 and 2002, respectively. Accounts receivable balances for Synapse were $1.9 million as of December 31, 2003 and 2002, respectively, which amounts were on customary business terms. For more information with respect to our significant customers, see "Item 8—Financial Statements and Supplementary Data—Note 17."

Industry Dynamics

        Today's businesses utilize internal and external facing web-based technologies to enhance operations, reduce costs, increase market competitiveness, improve client productivity and create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using web-based technologies to increase efficiency in their internal operations through improved communications with suppliers and other business partners. In order to capitalize fully on these new opportunities, businesses need web-based applications that integrate with their existing application infrastructure and deliver information far more effectively than static or stand-alone Web pages. IT solutions providers, such as our Company, possess the skills and personnel to help businesses develop strategies and solutions that capitalize on Internet-based opportunities.

        IT consulting companies that provide strategic advice and develop customized software applications can assist their customers to acquire new clients, conduct electronic commerce and consistently manage client relationships. These solutions can also dramatically improve a company's ability to access, analyze and distribute pertinent information to suppliers, business partners, employees and clients. While there are numerous benefits that may be gained by utilizing the Internet, the analysis, design and implementation of an effective software solution requires a range of skills and expertise, which few businesses possess. The successful design of an application requires careful analysis and definition of the strategic implications of the Internet for a business, the creative possibilities for brand, content and user experience and the technology required to support the solution. The rapid development and launch of information technology further requires substantial expertise to develop and integrate new business processes with existing capabilities, to design and execute Internet marketing communications plans and to evaluate, select and implement the appropriate technologies.

        A fluctuating economic environment and the availability of less expensive technical labor has created many challenges for companies in our industry. While IT spending continues to grow at a modest rate, offshore information technology providers are driving highly competitive market conditions, specifically price sensitivity for technical software development services. Many IT consulting companies have developed low-cost offshore development centers to react to this industry trend. Our focus, instead, has been on more valued and differentiated service offerings, including design and strategy consulting engagements, along with specific industry expertise and technical knowledge. While we are able to provide project management services for offshore development, we believe our current delivery model and expertise provides additional value to our customers and their continued success.

Market Opportunity

        The middle market continues to explore ways to capitalize on opportunities that leverage technology to drive business opportunities. Traditionally underserved by IT providers and lacking the internal resources to support specific IT initiatives, the middle market is in need of technology systems and development that will support their plans for future growth, including:

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

  •
  Greater budgetary constraints than large enterprises. Typically middle-market companies do not have large research and development budgets, which makes it essential that the deployment of new Internet systems directly correlate to key business benefits;

  •
  The need to maintain significant technological infrastructure and to support applications 24 hours a day, seven days a week.

        In order to stay competitive, middle-market enterprises need to get to market very quickly and often lack internal IT resources. Accordingly, they increasingly demand a single source provider of strategic consulting and industry domain expertise. Large traditional IT firms that provide these service offerings have primarily focused on large enterprises, such as Global 2000 companies, while ignoring the middle market and its unique needs. Many boutique IT service providers that direct their offerings to the middle market do not offer a comprehensive suite of services. They also frequently lack the financial resources and employees to take on full service projects or to provide follow-up support and training.

        We believe that Edgewater Technology is uniquely positioned to serve as an effective single-source provider of services to satisfy the needs of the middle market and that neither traditional IT service providers nor boutique providers currently effectively meet this demand. We can efficiently service the needs of the middle market through the strategic positioning of our solutions centers in cities in which middle-market enterprises typically reside. By leveraging our solutions centers, we are able to create a virtual development environment that allows for efficiencies in staff management, while servicing clearly defined markets to leverage vertical and technology expertise to gain competitive advantage.

Our Competitive Advantages

        A Spectrum of Services.    Our ability to provide strategic consulting services in combination with industry domain expertise provides Edgewater Technology with a unique competitive advantage. Middle-market enterprises often lack the internal IT resources needed to get to market quickly. Accordingly, they increasingly demand a single-source provider of IT services including systems integration expertise that focus on their specific needs. Edgewater Technology offers a spectrum of services from providing our clients with IT strategy, designing the infrastructure to support their business goals, building the application to maintaining the solution in post-deployment and operating the solution at the client site or within our own facility.

        Custom Hosting.    Edgewater Technology's ability to offer custom application hosting enables customers to focus their own resources on other development activities. In addition, it gives customers the time they need to build the knowledge base necessary for running newly established systems.

        Regional Solutions Centers.    By strategically placing our regional solutions centers in major metropolitan locations, we believe that Edgewater Technology is able to provide high quality systems integration of technology solutions more rapidly and cost-effectively.

        Strategic Alliances.    As part of our sales and marketing strategy, we have established strategic working relationships with a number of organizations, including Affiliated Alan Gray Companies, American Student Assistance, BEA, Document Sciences, IBM, Microsoft, NuGenesis, Optical Image Technology, Oracle, PaperThin, Sun Microsystems and Symbol Technologies. These alliances generally entail sharing sales leads, joint marketing efforts, making joint client presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

        Human Resources.    As a service provider, Edgewater Technology's success depends upon our ability to recruit and more importantly retain talented, experienced professionals. Through a combination of professional support, intellectual challenge, and a strong corporate culture, we believe Edgewater Technology attracts and retains a particularly strong group of experienced IT professionals.

        Delivery Excellence.    With such dramatic changes in today's economy, customers are focused more than ever on partnering with IT solutions providers that can consistently deliver results and quantifiable solutions that provide their organization with measurable benefits and a return on their investment. Edgewater Technology has a proven record of delivery excellence, which is not only critical to attracting and winning customers, but also retaining them. Our strong delivery focus is built upon more than ten years of proven methodology and processes and by continually focusing on delivering solutions that work. Our record of delivery excellence is the result of a well-defined business plan, highly-trained professionals, strong technical and vertical expertise, established implementation and support methodologies and most importantly, effective and continued communication throughout the entire process. We are technology agnostic, and therefore, we evaluate both packaged and custom alternatives to solve a particular customer's challenges. We formulate recommendations for using technology that works best for that particular customer's needs. By being committed to successfully delivering solutions, Edgewater Technology has been able to build long-term relationships of trust with our customers who continue to turn to us for their IT needs, which is demonstrated by our better than 95% repeat business factor.

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

        Further penetrate the underserved growing middle market.    We plan to further penetrate the middle market by targeting this segment and supporting the relatively limited IT infrastructure middle-market companies have (as compared to Global 2000 companies). Limited IT infrastructure within middle-market companies facilitates Edgewater Technology's entry into a full spectrum of services: strategy, design, build, maintain and operate.

        Provide delivery and operational excellence.    Edgewater Technology's strategy builds upon more than ten years of proven methodology, process, and delivery excellence. This expertise is being extended into the middle market via a virtual development environment that allows support to any client project from any and all delivery centers. Edgewater Technology's virtual delivery capability allows us to operate with a highly utilized delivery staff focused by vertical industry experts and strategists.

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

        Expand strategic alliances.    The strategic partnerships that Edgewater Technology forms with leading and emerging technology companies are integral to the way we build our business. We partner with companies whose skill sets provide maximum synergy with Edgewater's broad and evolving service offerings. By leveraging our individual and collective strengths through strategic working relationships, both organizations can capitalize on key market opportunities. Our partnerships enable us to deliver high-performance business and technology solutions that evolve from strategy development to solution creation and implementation to ongoing support.

Project Methodology and Technical Specialization

        The components of our methodology act as building blocks that are used to construct a project life cycle tailored to the needs of the individual customer's requirements. Key elements of our methodology that enable us to provide solutions are:

  •
  Strategic IT Assessment and Planning—Working with customer management to identify how IT can be used as a strategic advantage.

  •
  Development of the Business Case—Identifying key metrics used in establishing the Economic Value Added.

  •
  Project Planning—Defining detailed plans and identifying standards and constraints.

  •
  Workflow and Technical Analysis—Reviewing user actions, documentation and data flow.

  •
  Proof of Concept—Including sessions to determine how the system will "look and feel."

  •
  Architectural Definition—Specifying technical requirements, data design, and defining acceptance criteria.

  •
  Drill Down—Confirming "look and feel" and "high-risk" areas of the design.

  •
  Build & Test—Creating software to meet requirements, quality assurance and integration testing.

  •
  Deployment—Custom acceptance testing, including training, installation and transition to maintenance.

  •
  Knowledge Transfer—Training and documentation required for successful rollout and support.

  •
  Support—Maintaining the system software and hardware if necessary or requested.

        Our areas of technical specialization for which we deploy this methodology include: (1) architecture strategy (2) web-based solutions; (3) Web services; (4) data management; (5) transaction processing; and (6) legacy system integration.

Representative Customer Engagements

        The following three case studies represent a sampling of the approximately 650 projects that Edgewater Technology has completed over the last ten years. The case studies highlight high-level strategic and solutions services delivered within particular vertical markets we have served.

Insurance Vertical

        The Customer's Challenges.    A mid-sized life insurance and annuity carrier employed a completely manual process for assembling policy documentation from four sets of source documents printed at different times and locations. The insurer constructed a policy assembly unit comprised of seven employees dedicated to this process. The unit was responsible for compiling the sets of documents, in a proper sequence, including any necessary additional items, such as return mail envelopes, and then mailing the completed package to the insured or annuitant. This time consuming process significantly impaired the insurer's ability to roll-out new products, negatively impacted customer satisfaction levels, and compromised the sales process.

        The Customer's Business Goals and Edgewater Technology's Strategy and Solution Response.    Edgewater representatives met with the insurer's executives to identify key objectives. They were identified as follows:

  •
  Leverage an automated process across different product lines in order to support growth strategies;

  •
  Maintain lead on competition;

  •
  Minimize human resource requirements to achieve growth;

  •
  Consolidate diverse systems & processes resulting from acquisitions;

  •
  Deliver new products to marketplace in a shorter time;

  •
  Reduce policy application turnaround time.

        Considering these objectives, Edgewater next conducted an analysis of the insurer's policy generation process and determined that an automated solution would not only meet most of the insurer's immediate business objectives, but would also greatly support the insurer's primary interest of bringing new products to the market faster and would provide a tangible return on their technology investment.

        The Solution.    The Edgewater team initially consisted of a business strategist, business analyst, systems architect and systems developer. This team was quickly aligned with a technology partner and resources from the client's systems and operations areas. The joint project team began the process of analyzing the disparate systems, which control the new business process, supply insured information and policy values, and document amendments to the policy. Edgewater determined that the following systems would require interfaces:

  •
  Workflow engine (AWD)

  •
  Policy administration system

  •
  Illustration system—used to illustrate future policy values

  •
  Correspondence system—used to document amendments to the policies

        From this review, Edgewater captured the data elements required to produce the policies and used this analysis to design the interfaces necessary for supplying the data to the new policy automation system.

        In tandem to the interface analysis, the team worked to identify products that the client wished to support with the new policy automation system. Three products were selected for the primary roll-out, with a phased approach planned for implementing the remaining aspects of the solution. Edgewater worked with the client team to locate the appropriate policy documents, determine the format and order for producing the policy pages and document the product-based business rules used to control the content for each policy. These business rules needed to include not only the insurer's requirements, such as the appropriate rider language for policies including Waiver of Premium, but also text mandated by state and federal regulations.

        After compiling the business and technical requirements, Edgewater began the process of adding the data from the components that interact with the policy administration system, the workflow system, the illustration system, and the correspondence system, to the database for assembly into a printed policy. The application is able to read the policy data and image and merges this data with verbiage according to the rules associated with the product, riders, jurisdiction, etc. The output from the system is a PDF document ready for printing and delivery to agents via fax, through the existing AWD infrastructure, email or U.S. Mail. The policy automation processing system ensures error-free, compliant documents with nominal manual intervention.

        The project successfully demonstrated that the insurer can automate the preparation and delivery of the policy documentation from the time the policy is approved by underwriting to the point that the policy package is printed and prepared for mailing.

        Benefits.    The solution designed by Edgewater Technology provided many measurable benefits to the insurer. After system implementation, the new system:

  •
  Reduces the time and resources associated with producing a policy package;

  •
  Decreases the costs to initially print materials and reprint materials due to errors;

  •
  Improves the quality, accuracy and compliance of the insurer's policy documents, by automating the policy production process;

  •
  Eliminates reliance upon manual intervention;

  •
  Provides a quicker time to market for new product roll out cycle by re-utilizing policy text elements and documented business rules;

  •
  Enables agents to receive policy information in an electronic format, which will also reduce mailing costs;

  •
  Minimizes liability exposure for non-compliance with state and federal regulations.

Higher Education Vertical

        The Customer's Challenge.    A Northeast-based world-renowned institution of higher learning, needed to more effectively communicate to and build relationships with prospective students in the recruiting process.

        The Customer's Business Goals and Edgewater Technology's Strategy Response.    During a preliminary strategy session, Edgewater conducted meetings with the key admissions stakeholders and listed key goals for this solution:

  •
  Enhance institution's image to potential students and their parents;

  •
  Provide for personalized recruiting that allows institution to develop a relationship over time with desirable targets;

  •
  Expand the ability to initiate targeted recruiting efforts;

  •
  Provide a solution tailored to institution's unique requirements and that can be easily updated as admissions needs evolve;

  •
  Generate reporting on key metrics;

  •
  Offer efficient data exchange within the institute and appropriate external organizations.

        Edgewater Technology's Solution.    Edgewater worked closely with key personnel at the institution to study their existing workflows and business processes in detail, to identify areas for process restructuring and improvement, and to identify key technologies to facilitate the operations of the various departments supporting the university's admissions functions. Edgewater formulated a technical architecture based on current technologies that are compatible with the vision for the enterprise, and delivered a comprehensive application design for the new system.

        In addition, Edgewater provided a Web vision and strategy for the Admissions Office based on groundbreaking concepts including becoming "purpose-driven" and organizing all functions around unchanging purposes.

        Benefits.    The solution designed by Edgewater Technology is scheduled for deployment in the summer of 2004 and will provide multiple benefits:

  •
  A new portal framework that provides a clear, consistent and integrated environment for all users. All of the information sources, user-executable functions, and tools (collectively "services") will be accessed through this portal;

  •
  Efficient processing of greater numbers of applications without adding staff;

  •
  New ways to effectively target specific groups of desirable prospects, including underrepresented minorities, academic superstars, and other special designations;

  •
  'Digital Dashboards' that capture key metrics on recruiting programs and activities and enable near-real time adjustment of resources based on results;

  •
  Personalized delivery of information about the institution to prospects that will result in building relationships with them while communicating the true nature of the Institute;

  •
  Compliant with existing institution's technology standards and practices, the new system is scalable, extensible, flexible and secure and designed for reuse in other functional areas and departments.

Emerging Business

        The Customer's Challenge.    A leading global publisher of scientific, technical, and industry-specific information products sought to offer new solutions and services to its customers in the architecture, engineering and construction markets. The company recognized an opportunity to offer unique value to the owners and managers of both commercial and public buildings, and other large capital assets, meeting their need to establish and maintain the valuation of their properties, and plan the preservation, maintenance, and repair of those assets. By providing direct access to its own core specialty databases and other knowledge assets, the company could improve their customer's business operations, facilitating the customer's compliance with relevant regulations, and creating new revenue streams for itself and its complementary solution partners.

        The Customer's Business Goals and Edgewater Technology's Strategy Response.    Product managers in the client organization approached Edgewater for assistance in setting the strategic direction for a series of new product offerings, and formulating a program to design and implement the first of these new products. The initial focus of the product was to provide direct access to an extensive proprietary database of building design elements and construction costs, which has become the industry standard for construction cost estimation and bid development. The new product could provide critical data and functions to be used by capital asset managers to establish and track the value of properties, and to plan the preservation, maintenance and repair of those properties.

        The primary goals for the product offering were:

  •
  Provide a common programmatic interface to the construction cost database, enabling individual complementary solution partners to tailor their offerings to their own customer base;

  •
  Extend the content of the construction cost database, enabling customer-specific building design elements and costs to be added, classified and managed along with industry-standard assets;

  •
  Improve access to the contents of the construction cost database, including preservation, maintenance and repair costs for various building types, construction methods, labor types and geography-specific cost factors;

  •
  Provide a common user interface and a reliable process and infrastructure for updating, reviewing and releasing various structural revisions to building elements and their costs, allowing greater accuracy in building cost estimates and valuations;

  •
  Deliver a technology platform on which to build future products and services for these and other customers.

        Edgewater Technology's Solution.    Edgewater worked closely with key personnel within the client organization and their initial complementary solution partners to understand the client's and partner's needs and formulate a solution strategy for meeting those needs. Use cases were developed and reviewed to document the requirements for the new product and anticipate the usage of the product under actual customer operating conditions. From the requirements a comprehensive product architecture was formulated, with a robust set of application programming interfaces, and an administrative user interface, to enable consistent access to the data assets and functions.

        Prior to the new product being implemented, the client's customers were required to pursue a much more manual process. The building manager would search through the client's various hard-copy publications to find the building elements (i.e. window or wall) that corresponded with the particular property, and manually perform the complex calculations needed to valuate the property. The process was difficult and error prone, as the building manager attempted to consider factors such as construction type, labor types, and geography-specific cost factors. The effort to assemble a complete and accurate valuation typically required manual quality assurance reviews. And the effort to keep those valuations up-to-date over the life of the asset was cumbersome.

        Edgewater created an integrated solution that provides direct access to the core database of building elements and construction costs. The programmatic interface enables the client's complementary solution software partners to gain direct access to the database, and to provide that access through the solution partners own user interface. This offers the dual advantage that the solution partner can preserve its own product interface to its customer, maintaining its own product identity and branding, while ensuring the most up-to-date and accurate data through its access to the industry-standard construction cost database.

        The client can now extend the construction cost database to incorporate new building elements and release those elements to the complementary solution partners for use within their own products. The client can also record the corresponding construction, preservation, maintenance and repair costs for the various building elements, releasing those for access by the complementary solution partners. The solution partners can then in turn release these new information assets to their own customers, granting access through their own product interface.

        Benefits.    The solution designed by Edgewater Technology provided multiple benefits.

  •
  Improved access to critical data—using the new product, complementary solution partners and their end-user customers have access to critical, industry-standard data for estimating and managing the valuation of their core capital assets; eliminates need to access hard-copy publications;

  •
  Consistent programmatic interface—the new product provides a single, consistent application programming interface, enabling complementary software solution partners to gain access to the core services and functions needed to retrieve and manipulate the cost estimation data;

  •
  Increased accuracy—core data is managed in a single location, and is available as soon as its released by the client;

  •
  More efficient product distribution—using the standard process and infrastructure for reviewing and releasing data updates, new building elements and costs can be distributed through the complementary solution partner channel to the customer end-users in a more reliable and more efficient manner;

  •
  New revenue opportunities for the client—complementary solution partners and customer end-users are now consuming an asset for which the client can charge, based either on a subscription or per-usage basis;

  •
  An extensible platform—the database and technology interfaces provide a platform for extending the current data assets, offering new information sources and services and new product functions through a common infrastructure.

Professional Recruitment, Retention and Development

        Our success depends in part upon our ability to recruit and retain professionals with the high level of IT skills and experience needed to provide our sophisticated services. We believe that the combination of professional support, intellectual challenge, corporate culture and compensation we offer will continue to be attractive to these IT professionals. Our working environment also fosters collaboration, creativity and innovation. We believe that our employees are one of our most valuable assets.

        Recruiting.    Our recruitment department has traditionally conducted its own direct recruiting efforts and coordinated informal and search firm referrals. We believe that our business model, which results in an intellectually stimulating work environment, greater opportunities for professional development and a dynamic corporate culture, enhances our ability to attract and retain top professionals.

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

        Employees.    As of December 31, 2003, Edgewater Technology employed approximately 191 employees, of which 156 were billable. The average tenure of our employees is 4.2 years and the average years of experience is approximately 12 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

Marketing, Sales and Strategic Alliances

        Marketing.    The primary goal of all of our marketing efforts is to generate sales opportunities by increasing Edgewater Technology's brand awareness and value proposition among the middle market and divisions of Global 2000 organizations. In 2003, our marketing efforts continued to be closely aligned with our vertical go-to-market strategy. We target primary vertical markets where we have developed core competencies to deliver our services including: Financial Services (Retail Banking, Portfolio/Asset Management); Insurance; Health Care (Managed Care); Life Sciences; Higher Education; Real Estate; Retail; Telecommunications and various Emerging Markets that comprise of untapped verticals who are just beginning to leverage the use of technology. We also focus on horizontal service offerings that cross each vertical such as Customer Service, Supply Chain and Web services. To focus our marketing efforts and to increase the efficiency of our marketing expenditures, we target specific areas of content each quarter for each of our vertical focus areas. Marketing has built campaigns around each content area, which includes: marketing collateral, Webinars, sell sheets, tradeshow/conference participation, speaking engagements, direct mail and public relations activities.

        Sales.    We have a "two-pronged" approach for our sales organization. Our sales force is comprised of direct sales professionals and inside sales professionals. Both work closely with our vertical and service offering directors to identify potential opportunities with each engagement. Using a consultative selling methodology, target prospects are researched and a pursuit plan is developed for each key account. When contact with a target is established, we utilize our blended sales model, combining consultative selling with traditional sales methods, which typically consists of a business development manager, a practice leader and a technology consultant. This team approach to selling allows Edgewater Technology to demonstrate from the initial contact point its expertise in both the specific industry as well as technology. Once the customer has engaged Edgewater Technology, our sales professionals maintain their relationships with the customer by working collaboratively with our service professionals who are assigned to the customer.

        Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including: Affiliated Alan Gray Companies, American Student Assistance, BEA, Document Sciences, IBM, Microsoft, NuGenesis, Optical Image Technology, Oracle, Paper Thin, Sun and Symbol Technologies. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

Competition

        Our service offerings consist of a full spectrum of services and expertise to ensure the success of IT projects of any size and complexity. Our competitors include IT solutions providers, in-house technical staff of our prospective customers, software product companies with extended service organizations, international outsourcers of IT development, application hosting firms and Web hosting firms. Traditionally, barriers to entry in the strategy consulting and systems integration markets have been relatively low, thus, competition is intense. See "Factors Affecting Finances, Business Prospects and Volatility" regarding entities that we compete with for delivery of our various services offerings in different vertical markets.

        Strategic Consulting.    We believe that the principal competitive factors in the strategy consulting market are quality of services, technical and strategic expertise and ability to provide services in a timely and cost-effective manner. We believe that we compete successfully in all of these competitive factors because of the strong experience and expertise of our professionals and our focus on key technology solutions. We also believe that our ability to provide consulting services in combination with systems integration and application hosting and support provides us with a competitive advantage.

        Custom Development.    In the systems integration market, we believe that the principal competitive factors are the ability to implement high-quality solutions rapidly and cost-effectively in terms of both implementation and ongoing costs. Through the use of our regional solution centers, we believe that we are able to provide high-quality systems integration of information-based business solutions on a rapid, cost-effective basis.

        Maintenance and Operations.    We believe our ability to offer custom application maintenance and operations support is a distinct competitive advantage. Our customer can take adequate time to gain the knowledge to run the system or concentrate its resources on other development activities.

Intellectual Property

        We consider our intellectual property to be a principal asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks, and continue to seek registration of other service marks, for "Edgewater" and "Edgewater Technology." We believe we have all rights to trademarks and trade names necessary for the conduct of our business.

        We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater Technology. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used with our Company and in customer engagements. See also "Factors Affecting Finances, Business Prospects and Stock Volatility."

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

        We may, in the future, continue to purchase common stock in the open market, in private transactions or otherwise, pursuant to our previously extended stock repurchase program. We may elect, in the alternative, or in addition to repurchases, to return value to our stockholders through a tender offer or the declaration of a special dividend, if such dividend is prudent relative to existing cash balances and growth objectives. Any future purchases or dividends by us will depend on many factors, including:

  •
  The market price of our common stock at that time;

  •
  Our business strategy;

  •
  Our business and financial position; and

  •
  General economic and market conditions.

Factors Affecting Finances, Business Prospects and Stock Volatility

        In addition to other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating Edgewater Technology and its business because such factors have a significant impact on our business, operating results and financial condition. These risk factors could cause actual results to materially differ from those projected in any forward-looking statements.

        Our success depends on a limited number of significant customers, and our service revenues could be negatively affected by the loss of a major customer or significant project.    We generate a significant portion of our service revenues from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenues could be materially and adversely affected. In 2003, our five largest customers accounted for 81.7% of our service revenues. In 2002, our five largest customers accounted for 88.0% of our service revenues. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive revenues from a major customer that constitutes a large portion of a particular quarter's total revenues. If we lose any major customers or any of our customers cancel or significantly reduce a large project's scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and decrease in cash flow.

        Our lack of long-term customer contracts reduces the predictability of our revenues because these contracts may be canceled on short notice and without penalty.    Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is completed. If a significant customer, or a number of customers, terminate, significantly reduce, or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, future revenues should not be predicted or anticipated based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify, or cancel a project, including but not limited to Synapse, we would be required to shift our consultants to other projects to minimize the impact on our operating results. We cannot assure that we will be successful in efficiently and effectively shifting our consultants to new projects in the event of project terminations, which could result in reduced service revenues and lower gross margins. If we experience unexpected changes or variability in our revenue, we could experience variations in our quarterly operating results and our actual results may differ materially from the amounts planned and our operating profitability may be reduced or eliminated.

        If we fail to satisfy our customers' expectations, our existing and continuing business could be adversely affected.    Our sales and marketing strategy emphasizes our belief that we have highly referenceable accounts. Therefore, if we fail to satisfy the expectations of our customers, we could damage our reputation and our ability to retain existing customers and attract new customers. In addition, if we fail to deliver and perform on our engagements, we could be liable to our customers for breach of contract. Although most of our contracts limit the amount of any damages to the fees we receive, we could still incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, our business results could suffer.

        We may have lower margins, or lose money, on fixed-price contracts.    As part of our strategy, we intend to continue to grow our business with both time-and-materials contracts and fixed-price contracts. In 2003, fixed-price contracts represented approximately 18.8% of our revenues. We assume greater financial risk on fixed-price contracts than on time-and-materials engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to estimate accurately the resources and time required for an engagement, to manage customer expectations effectively or to complete fixed-price engagements within our budget, on time and to our customers' satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

        Competition in the IT services market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective customers' internal IT departments or international outsourcing firms.    The market for IT Solutions providers is highly competitive. In many cases we compete for project work with the in-house technical staff of our prospective customers, software product companies with extended service organizations and other international IT Solutions firms including offshore outsourcing firms. In addition, there are many small, boutique IT services firms who have developed services similar to those offered by us. We believe that competition will continue to be strong and may increase in the future, especially if our competitors continue to reduce their price for IT services. Such pricing pressure could have a material impact on our revenues and margins and limit our ability to provide competitive services.

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

        The following is a representative list of competitors in the IT Solutions space:

  •
  Systems integrators: Accenture, EDS, IBM Global Services, Inforte, Keane Consulting, LogicaCMG, Sapient, SBI and Company and Tier Technologies;

  •
  Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Indus, Satyam, Tata, and Wipro;

  •
  Management consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, and McKinsey & Company; and

  •
  Computer hardware, software and service vendors: Compaq, Hewlett-Packard, IBM, Oracle and SAP.

        Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers of entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the Solutions market. Therefore, we must rely on the skill of our personnel and the quality of our customer service. The costs to develop and provide Solution services are low. We expect that we will continue to face additional competition from new entrants into the market in the future, offshore providers and larger integrators and we are subject to the risk that our employees may leave us and may start competing businesses. Any one or more of these factors could have a material impact on our business.

        Our future business success will depend on the continued development of the IT Services market and the use of the Internet as a means of business communication, which remains uncertain.    Our future success will depend upon our customers' utilizing the Internet as an effective delivery channel to support their businesses. The Internet has rapidly moved from an e-commerce medium, to a communication channel for sales, service and delivery. Such rapid change has slowed down the development of e-commerce solutions and in turn, increased the development of customer service and information portals. We cannot predict growth in the use of the Internet or the demand for services to support continued development of the Internet. In addition, a number of factors effect the viability of the commercial marketplace for the development of technology solutions that assist in the use of the Internet as a delivery channel. Such factors include:

  •
  The lack of success, or business failures experienced, with emerging or developing Internet-based businesses or distribution methodologies;

  •
  Insufficient availability of telecommunications services providing Internet infrastructure and support services;

  •
  Adverse publicity and consumer concern about the security of Internet-based transactions.

        Because we rely on highly trained and experienced personnel to design and build complex systems for our customers, an inability to retain existing employees and attract new qualified employees would impair our ability to provide our services to existing and new customers.    Our future success depends in large part on our ability to attract new qualified employees and retain existing highly trained and experienced technical consultants, project management consultants, business analysts and sales and marketing professionals of various experience levels. If we fail to attract and retain our existing employees, we may be unable to complete existing projects or bid for new projects of similar size, which could adversely affect our revenues. While attracting and retaining experienced employees is critical to our business and growth strategy, maintaining our current employee base may also be particularly difficult. Even if we are able to grow and expand our employee base the additional resources required to attract new employees and retain existing employees may adversely affect our operating margins.

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

        Our comparable publicly-traded peers have experienced extreme volatility in trading prices over the last three-and-one-half years and the value of our common stock could become highly volatile.    As a result of the decline in spending for IT Services, many of our peers and competitors have experienced extreme volatility in their common stock. As a result, their stock may continue to be highly volatile, and it is possible that our common stock price, whether due to market events affecting the IT sector or operating results or other factors affecting us specifically, could trade with great volatility. Such volatility could be compounded by our: (i) growth initiatives, the result of which could be largely affected depending upon whether those initiatives are primarily executed through organic growth, on the one hand, or through business combination transactions with third parties, on the other hand; or (ii) failure to execute targeted growth initiatives.

        Volatility of our stock price could result in expensive class action litigation.    If our common stock suffers from volatility like the securities of other technology and consulting companies, we could be subject to securities class action litigation similar to that which has been brought against other companies following periods of volatility in the market price of their common stock. The process of defending against these types of claims, regardless of their merit, is costly and often creates a considerable distraction to senior management. Any future litigation could result in substantial additional costs and could divert our resources and senior management's attention. This could harm our productivity and profitability and potentially adversely affect our stock price.

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

  •
  Unanticipated termination of a major engagement, a customer's decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major customer engagements;

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

        A sizable portion of our assets are intangible.    On December 31, 2003, approximately $13.2 million, or 15.2% of our total assets were intangible assets. These intangible assets represent amounts attributable to goodwill recorded in connection with our acquisition of Edgewater Technology, effective April 1, 1999, and our acquisition of Intelix, Inc. on June 2, 2003. In January 2002, we recorded as a change in accounting principle, a non-cash impairment of goodwill charge of $12.5 million. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See Note 2 and Note 9 of the consolidated financial statements included elsewhere herein. Any future impairment in the value of such assets could have a material adverse effect on our financial condition and/or results of operations.

        Anti-takeover provisions in our charter documents, Our stockholder rights plan and/or Delaware Law could prevent or delay a change in control of our company.    Our Board of Directors can issue preferred stock in one or more series without stockholder action. The existence of this "blank-check" preferred stock provision could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. In addition, our Company has a stockholder rights plan, commonly referred to as a "poison pill", that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the Delaware General Corporation Law may also discourage someone from acquiring or merging with us.

        If clients view offshore development as a viable alternative to our service offerings, our pricing, revenue, margins and profitability may be negatively affected.    A recent trend has developed whereas international IT service firms have been founded in countries such as India, which have well-educated and technically-trained workforces available at wage rates that are substantially lower than U.S. wage rates. While traditionally we have not competed with offshore development, presently this form of software development is experiencing rapid and increasing acceptance in the market. To counteract this trend, we are focusing toward more valued and differentiated service offerings, including design and strategy consulting engagements, which are more difficult for offshore development firms to replicate. If we are unable to continually evolve our service offerings, or the rate of acceptance of offshore development advances even faster than we expect, then our pricing and revenue could be adversely affected.

        Related to the company's former staffing businesses, which were sold in 2000 & 2001, we have received and may continue to receive IRS related tax assessments, which may require the payment of certain taxes, interest and penalties and if such payments were material, they could adversely affect our financial condition and/or results of operations.    The Company has received various tax notices and assessments from the IRS related to its former staffing businesses, which were sold in 2000 and 2001. During the fourth quarter of 2003, certain notices related to civil penalties related to the untimely filing of tax information were assessed against our company. While we continue to pursue alternatives to resolve the outstanding assessments, it is possible the company could receive additional assessments in the future and/or the Company may be required to pay the outstanding assessments. Accordingly, if we are required to pay one or more of these assessments it could have a material adverse effect on our financial condition and/or results of operations.

        We may not generate enough income this year or in future years to maintain the current net carrying value of our Deferred Tax Asset.    We have a deferred tax asset of $22.2 million, net of applicable valuation allowance as of December 31, 2003. If we are unable to generate enough income this year or in future years, the valuation allowance regarding our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a reduction in the carrying value of this asset would increase our provision for income taxes, reduce our total assets and depending on the amount of any such change or changes, could otherwise have a material adverse effect on our results of operations and/or our stockholders' equity and financial position.

ITEM 2. PROPERTIES

        We lease 30,004 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880. The lease for our corporate headquarters was extended for a 10 year period on December 31, 2003 and this lease expires on December 31, 2013. We also have office facilities in New Hampshire, Arkansas, and Virginia. Our corporate offices and solution center offices are all leased properties. We do not own any real estate. During 2001, we relocated our principal corporate offices from 302 East Millsap Road, Fayetteville, Arkansas 72703 to the Wakefield address listed above. The Fayetteville, Arkansas location is a leased property, which we sublet the premises to a third party on July 1, 2002 until June 30, 2007. This Fayetteville, Arkansas lease expires on June 30, 2009.

ITEM 3. LEGAL PROCEEDINGS

        We are sometimes a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable. As of the date of the filing of this Form 10-K, our Company is not a party to any existing material litigation matters.

        We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001, and related civil penalties concerning the purported untimely filing of tax information. Between the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and March of 2004, we have been successful in obtaining abatements of certain IRS notices. We continue to dispute additional IRS assessments presently approximating a range of $0.8 million to $1.6 million, and we recorded in 2003 a reserve of $1.0 million concerning the low end of such estimate, plus related professional fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 15 of the consolidated financial statements included elsewhere in this Form10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Price Information

        Our common stock, which has a par value of $0.01 per share, trades on the Nasdaq National Market under the symbol "EDGW." On March 19, 2004, there were approximately 2,104 holders of record of our common stock and 11.4 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities who hold their shares of stock in nominee or "street" name through various bankers or brokerage firms. Based on our company's solicitations of proxies in May 2003, we estimate that there are approximately 8,250 holders of our Company's common stock. The following table sets forth the range of high and low trading prices for our common stock as reported by the Nasdaq National Market for each quarter in 2002 and 2003 and the first quarter of 2004 through March 19, 2004.

	High	Low
FISCAL 2002
First Quarter	$4.450	$3.490
Second Quarter	4.350	3.548
Third Quarter	4.800	3.829
Fourth Quarter	4.720	3.990
FISCAL 2003
First Quarter	$4.590	$3.680
Second Quarter	4.850	3.770
Third Quarter	5.770	4.370
Fourth Quarter	5.600	4.560
FISCAL 2004
First Quarter (through March 19, 2004)	$8.500	$4.650

Other Stockholder Matters

        We have not paid dividends in the past and intend to retain earnings to finance the expansion and operations of our business. Subject to the items discussed in "Item I—Business—Potential Future Strategies, Transactions and Changes," we do not anticipate paying any cash dividends with regard to cash generated through our normal operations in the foreseeable future. The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of acquisitions, performance by our competitors, and other market events or factors. In addition, the stock market has, from time to time, experienced price and volume fluctuations, which have particularly affected the market price of many professional service companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

        In September 2002, our Board of Directors reauthorized a stock purchase program for up to $20.0 million of common stock through December 31, 2003, which was extended through February, 2005. The repurchase program may be further shortened or extended by the Board of Directors. Under this program, the repurchases have been and may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of the most recently authorized stock repurchase program, effective February 14, 2003, our company entered into a SEC Rule 10b5-1 purchase program with a broker that allows purchases of our common stock through traditional blackout periods. The Rule 10b5-1 repurchase program, like the overall stock repurchase program, will extend through February, 2005, unless earlier terminated by us or the broker. From the inception of our stock repurchase program in 2000 for up to $30.0 million of our common stock and through March 18, 2004, we repurchased 2.3 million shares of our common stock for an aggregate purchase price of approximately $11.9 million.

        The following table presents the aggregate quarterly repurchases under this program during 2000 and through March 18, 2004 with the aggregate amount of shares purchased each quarter and with the high and low prices for shares repurchased each quarter.

	Shares	High	Low
FISCAL 2000
Third Quarter	943,000	$7.000	$5.812
Fourth Quarter	—	—	—
FISCAL 2001
First Quarter	542,900	$4.250	$3.944
Second Quarter	276,600	4.150	3.514
Third Quarter	80,300	3.583	3.000
Fourth Quarter	22,700	3.923	3.090
FISCAL 2002
First Quarter	—	—	—
Second Quarter	—	—	—
Third Quarter	102,678	$4.500	$3.777
Fourth Quarter	47,512	4.511	4.000
FISCAL 2003
First Quarter	70,932	$4.196	$3.730
Second Quarter	167,277	4.750	3.850
Third Quarter	15,640	4.750	4.570
Fourth Quarter	50,346	5.130	4.659
FISCAL 2004
First Quarter (through March 19, 2004)	—	—	—

        On December 21, 2000, we commenced an issuer tender offer, which expired on January 23, 2001, and effective January 31, 2001, we acquired 16.25 million shares of our common stock at a price of $8.00 per share (the "Tender Offer Price") for aggregate consideration of $130.0 million, excluding fees and expenses, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million (the "Tender Offer").

        On August 7, 2003, the Company initiated a voluntary odd-lot program, where smaller stockholders were offered a means of selling their shares. This program was initiated as part of an overall effort to reduce the administrative costs associated with carrying stockholders who own less than 100 shares of the Company's common stock. Under the odd-lot program, stockholders could sell their shares, through a third-party administrator, on the open market at an average closing price for the prior ten day period. Under this program, which expired October 31, 2003, the Company repurchased 10,877 shares for $0.06 million.

ITEM 6. SELECTED FINANCIAL DATA

        The 2003, 2002, 2001 and 2000 selected consolidated financial data presented below has been derived from our audited consolidated financial statements. Our former operating businesses, consisting of the StaffMark commercial staffing division, Robert Walters, Strategic Legal, IntelliMark and ClinForce are presented as discontinued operations. The 1999 selected financial data presents the period April 1, 1999 (date of acquisition of Edgewater Technology) through December 31, 1999. The 1999 selected financial data has been derived from the Company's audited consolidated financial statements not included elsewhere herein. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Period ended December 31,
	2003	2002	2001	2000	1999(1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Service revenues	$25,054	$18,666	$26,574	$31,799	$15,256
Cost of services	13,540	11,905	15,733	15,834	7,128

Gross profit	11,514	6,761	10,841	15,965	8,128
Operating expenses:
Selling, general and administrative (1)	10,080	8,833	10,551	14,411	9,107
Depreciation and amortization	948	1,003	5,465	5,078	895
Impairment of goodwill (2)	—	7,411	—	—	—
Restructuring (3)	—	349	—	—	—

Total operating expenses	11,028	17,596	16,016	19,489	10,002

Operating income (loss)	486	(10,835)	(5,175)	(3,524)	(1,874)
Interest income and other, net	455	777	2,090	3,077	(1,099)

Income (loss) before taxes, discontinued operations, extraordinary item and change in accounting principle	941	(10,058)	(3,085)	(447)	(2,973)
Tax (benefit) provision	(1,053)	—	593	1,234	(875)

Income (loss) from continuing operations before discontinued operations, extraordinary item and change in accounting principle	1,994	(10,058)	(3,678)	(1,681)	(2,098)
Discontinued operations:
Loss from operations of discontinued divisions, net of applicable taxes	(1,020)	(950)	(904)	(113,534)	32,311
Gain on sale of divisions, net of applicable taxes	—	—	6,514	64,368	—

Income (loss) before extraordinary item and change in accounting principle	974	(11,008)	1,932	(50,847)	30,213
Extraordinary item, net of applicable taxes	—	—	(27)	(360)	—
Change in accounting principle	—	(12,451)	—	—	—

Net income (loss)	$974	$(23,459)	$1,905	$(51,207)	$30,213

Basic income (loss) per share
Continuing operations	$0.18	$(0.87)	$(0.29)	$(0.06)	$(0.07)
Discontinued operations	(0.09)	(0.08)	0.44	(1.68)	$1.10
Extraordinary item	—	—	—	(0.01)	—
Change in accounting principle	—	(1.08)	—	—	—

Net income (loss)	$0.09	$(2.03)	$0.15	$(1.75)	$1.03

Weighted average shares, basic	11,381	11,575	12,858	29,212	29,280

Diluted income (loss) per share
Continuing operations	$0.17	$(0.87)	$(0.28)	$(0.06)	$(0.07)
Discontinued operations	(0.09)	(0.08)	0.43	(1.68)	$1.09
Extraordinary item	—	—	—	(0.01)	—
Change in accounting principle	—	(1.08)	—	—	—

Net income (loss)	$0.08	$(2.03)	$0.15	$(1.75)	$1.02

Weighted average shares, diluted	11,694	11,575	12,935	29,212	29,526

Refer to footnotes on following page.

(1)
Selling, general & administrative expenses ("SG&A") included corporate costs of $0.4 million, $3.1 million and $5.0 million for 2001, 2000 and 1999, respectively, that were not directly related to our current operating business unit. These costs were incurred in historical periods based on a larger public company and a different corporate structure and are not necessarily indicative of corporate costs that will be necessary to operate our current operating business unit as a stand-alone public company. The results for 1999 include the post-acquisition results of operations for our current operating segment, after April 1, 1999.

(2)
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. On December 2, 2002, the selected annual measurement date, the Company recorded an additional non-cash charge of $7.4 million, relating to a further impairment of goodwill. See Note 2 of the consolidated financial statements included elsewhere herein.

(3)
As a result of a workforce reduction on February 28, 2002, the Company recorded approximately $349,000 of restructuring charges related to associated severance costs. See Note 5 of the consolidated financial statements included elsewhere herein.

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash equivalents and short-term investments	$44,259	$46,782	$51,501	$145,581	$9,857
Goodwill and intangibles	13,135	11,614	31,807	36,530	39,342
Deferred tax asset	22,175	22,884	22,523	26,628	5,987
Other assets	6,962	5,213	7,016	45,961	558,873

Total assets	$86,531	$86,493	$112,847	$254,700	$614,059

Total liabilities	$5,647	$5,456	$7,855	$17,455	$321,010
Stockholders' equity	80,884	81,037	104,992	237,245	293,049

Total liabilities and stockholders' equity	$86,531	$86,493	$112,847	$254,700	$614,059

Outstanding Shares of Common Stock	11,366	11,485	11,594	28,693	29,401

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the "Selected Financial Data," and audited consolidated financial statements and the related notes thereto under "Financial Statements and Supplementary Data" in this Form 10-K.

Overview

        Edgewater Technology is an award-winning consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. Targeting strategic, mission-critical applications, our consultants collaborate with customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts as of December 31, 2003, our Company employs approximately 156 technical consulting professionals throughout our network of strategically positioned solutions centers.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  Revenue Recognition;

  •
  Accounting for Income Taxes; and

  •
  Valuation of Long-Lived and Intangible Assets.

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See notes to consolidated financial statements included elsewhere herein, which contain additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

        Revenue Recognition.    Our revenues are derived from fees for services generated on a project-by-project basis. A majority of the Company's contracts are billed on a time and materials basis. Time and materials contracts represented 70.9%, 77.2% and 73.5% of revenues for years ended December 31, 2003, 2002, and 2001, respectively. Revenues related to time and materials contracts are generally recognized based on the number of hours worked by our consultants at agreed upon rates. Revenues under time and materials contracts are generally recognized in the period in which the services are performed. We also perform level support services on a fixed-fee basis. Fixed-fee services represented 10.3%, 17.2%, and 14.7% for the years ended December 31, 2003, 2002, and 2001, respectively.

        Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized, subject to any warranty provisions and other holdbacks on revenue. Any warranty provisions included in fixed-price contracts are accounted for as a holdback of revenue until such provisions are satisfied. A formal project review process takes place monthly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are reasonable, and estimates are adjusted as needed. Fixed-price contracts represented 18.8%, 5.6%, and 11.8% for the years ended December 31, 2003, 2002 and 2001, respectively.

        Revenues and earnings may fluctuate from year to year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include estimates used for fixed-price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances, which could affect our estimates. Reimbursement of "out-of-pocket" expenses charged to customers are reflected as revenue.

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a $14.1 million valuation allowance against our net deferred tax assets as December 31, 2003 and 2002, respectively, due to potential uncertainty related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. We consider scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the deferred tax assets may be recorded, which could materially impact our financial position and net income (loss) in the period. The net deferred tax asset was $22.2 million as of December 31, 2003, which amount management believes will be realized.

        Valuation of Long-Lived and Intangible Assets.    We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually through the use of a third party appraiser, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include: 1) significant negative industry or economic trends, 2) significant operating underperformance relative to expected historical or projected future results, 3) significant decline in our stock price or the stock price of our industry peers and/or 4) a decline in our market capitalization relative to our net book value. Our judgments regarding the existence of impairment indicators are based upon legal factors, market conditions and operational performance. Our Company adopted SFAS No. 142 in 2002 and in accordance therewith, recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million upon adoption on January 1, 2002. On December 2, 2002, our selected annual measurement date, our Company recorded an additional non-cash charge of $7.4 million due to a further impairment of goodwill. As further described in Note3 to the consolidated financial statements included elsewhere herein, the Company acquired Intelix on June 2, 2003 and recorded $1.4 million in goodwill and $0.5 million in identifiable intangibles, which are being amortized over 4-8 years.

Results for the Year Ended December 31, 2003 Compared to Results for the Year Ended December 31, 2002

        Service Revenues.    Service revenues increased 34.2% to $25.1 million in 2003 compared to $18.7 million in 2002. This revenue increase reflects additional revenue of $2.3 million due to the acquisition of Intelix since June 2, 2003, combined with organic growth attained from engaging new customers and retaining follow-on business from existing customers during 2003. The company organically grew 22.0% in revenue in 2003 over 2002. For the years ended December 31, 2003 and 2002, two customers each, contributed more than 10% of revenues. For the years ended December 31, 2003 and 2002, our five largest customers, including the related party, represented 81.7% and 88.0% of our revenues in the aggregate, respectively. See Note 14 and Note 17 of the consolidated financial statements included elsewhere herein.

        Cost of Services.    Project personnel costs consist principally of salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs increased 13.7% to $13.5 million in 2003 compared to $11.9 million in 2002. This increase is primarily the result of the net effect of the increase in billable consultants from 119 at December 31, 2002 to 156 at December 31, 2003, in large part a result of the acquisition of Intelix, which added 29 billable consultants.

        Gross Profit.    Gross profit increased 70.3% to $11.5 million in 2003 compared to $6.8 million in 2002. The increase in gross profit directly relates to the increase in billable hours and revenues combined with higher utilization during 2003, in addition to gross profit related to the Intelix acquisition of $0.5 million for the period since the acquisition on June 2, 2003. Average utilization rates were 78.7% for 2003 compared to 67.0% in 2002. Gross profit margin for 2003 was 46.0% compared to 36.2% for 2002.

        Selling, General and Administrative Expense ("SG&A").    SG&A increased 14.1% to $10.1 million in 2003 compared to $8.8 million in 2002. SG&A as a percentage of revenue was 40.2% and 47.3% for 2003 and 2002, respectively. This increase in absolute dollars is directly related to accruals for performance-based bonuses and additional costs assumed as the result of the Intelix acquisition, offset by reduced facilities and operating expenses in 2003 in an effort to streamline operations and costs.

        Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.1 million to $0.9 million in 2003 compared to $1.0 million in 2002. This decrease reflects tighter spending controls on purchases of new fixed assets and a relative reduction in depreciation as older assets fully depreciate, offset by slightly higher depreciation and amortization due to the Intelix acquisition.

        Impairment of Goodwill.    As discussed in Note 2 to the consolidated financial statements included elsewhere herein, we adopted SFAS No. 142 on January 1, 2002 and in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. On December 2, 2002, our selected annual measurement date, we recorded an additional non-cash charge of $7.4 million, relating to a further impairment of goodwill. Our net unamortized goodwill as of December 31, 2003 and December 31, 2002 was $12.3 million and $10.8 million, respectively.

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

        Operating Income (Loss).    Operating income increased $11.3 million to $0.5 million in 2003 compared to an operating loss of ($10.8) million in 2002. This increase is due to higher utilization and a corresponding increase in revenue, combined with the effects of the restructuring and the impairment of goodwill in 2002 as described above.

        Interest Income (Expense), Net.    We earned net interest income of $0.5 million in 2003, as compared to net interest income of $0.8 million in 2002. This decrease is due the reduction in overall market interest yields for investment grade securities during the past twelve months and also due to the slightly lower average cash balances as a result of the acquisition of Intelix, common stock repurchases and discontinued operations payments.

        Provision for Income Taxes.    We recorded a tax benefit of $1.1 million for 2003, which represents a tax provision of $0.3 million based on an estimated effective rate of 40.0% on operating income, which includes state and federal income tax rates, offset by a refund receivable related to the 2002 net operating tax loss carryback of $1.4 million, for which benefit had not been previously recorded. The effective tax rate for 2002 was zero, primarily due to net operating losses for which a benefit was not provided. We have recorded a valuation allowance against a portion of our net deferred assets of approximately $14.1 million as of December 31, 2003 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.

        Income (Loss) from Continuing Operations.    Income from continuing operations increased $12.1 million, to $2.0 million in 2003 compared to a loss of ($10.1) million in 2002. This increase was primarily a result of higher operating profitability and the carryback tax claim, and the absence in 2003 of the goodwill impairment charge and restructuring charge which were recorded in 2002.

        Discontinued Operations.    We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001, and related civil penalties concerning the purported untimely filing of tax information. Between the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and March of 2004, we have been successful in obtaining abatements of certain IRS notices. We continue to dispute additional unresolved IRS assessments, presently approximating a range of $0.8 million to $1.6 million. We recorded in 2003 a reserve of $1.0 million representing the low end of such estimate, plus related professional fees. See Notes 4 and 15 of the consolidated financial statements included elsewhere herein.

        In 2002, we recorded a $950,000 charge to discontinued operations relating to a litigation settlement with the purchaser of/successor to our commercial staffing business, which was sold in 2000 for approximately $196.0 million. See Note 15 of the consolidated financial statements included elsewhere herein.

        Change in Accounting Principle.    As discussed above, we adopted SFAS No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. See Note 2 of the consolidated financial statements included elsewhere herein.

        Net Income (Loss).    We recognized a net income of $1.0 million in 2003 compared to a net loss of ($23.5) million in 2002. The net income increased substantially in 2003 due to additional operating income in 2003 offset by goodwill impairment charges taken in 2002.

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

        Selling, General and Administrative Expense ("SG&A").    SG&A decreased $1.7 million, or 16.3%, to $8.8 million for 2002 compared to $10.5 million for 2001. SG&A as a percentage of revenue was 47.3% and 39.7% for 2002 and 2001, respectively, and this percentage increase is attributable to lower revenue levels during the relevant 2002 period referenced above. SG&A costs decreased primarily as a result of lower payroll and bonus expense of $0.9 million, a decrease in bad debt expense of $0.4 million, a reduction in recruiting expense of $0.3 million, and other expenses of $0.1 million.

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

        Tax Provision.    There was no income tax provision in 2002 primarily as a result of the net loss and management's assumptions on the recorded valuation allowance relating to our net deferred tax assets. The tax provision for 2001 represents certain state taxes. For all other jurisdictions, the estimated effective tax rate for 2002 and 2001 was 0% and 19.2%, respectively. We have recorded a valuation allowance against a portion of our net deferred tax assets of approximately $15.7 million and $15.3 million, respectively, as of December 31, 2002 and 2001 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.

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

        Discontinued Operations.    In 2002, we recorded a $950,000 charge relating to a settlement with the Stephens Group, a component of discontinued operations. On February 11, 2003, we executed a definitive mutual Settlement and Release Agreement with the Stephens Group to terminate, dismiss and retain intact the Company's favorable summary judgment ruling with respect to the litigation matter in Delaware Superior Court. The parties agreed that the existence of the settlement agreement and all of its terms, including any payment, were not evidence of any wrongdoing or liability related to the sale of the Company's commercial staffing business in June 2000. The Company paid the $950,000 in February 2003. See Note 15 of the consolidated financial statements included elsewhere herein.

        Extraordinary Item.    In 2001, the Company recorded $27,000 of costs associated with the Wakefield tragedy, as an extraordinary item in the financial statements. No such costs were accrued in 2002. See Note 6 of the consolidated financial statements included elsewhere herein.

        Change in Accounting Principle.    As discussed above, we adopted SFAS No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. See Note 2 of the consolidated financial statements included elsewhere herein.

        Net (Loss) Income.    We recognized a net loss of ($23.5) million for 2002 compared to a net income of $1.9 million for 2001. The net loss increased substantially in 2002 due to the adoption of SFAS No. 142, which required our goodwill to be revalued, resulting in total impairment charges of $19.9 million for 2002. Net income for 2001 included a gain on the sale of our staffing-related division, ClinForce, of $6.5 million and a net loss from operations of this discontinued division of ($0.9) million.

Liquidity and Capital Resources

        The following table summarizes our cash flow activities for the periods indicated:

	Years ended December 31
	2003	2002	2001
	(In thousands)
Cash flows provided by (used in):
Operating activities	$2,633	$(72)	$19,212
Investing activities	(914)	(6,472)	21,956
Financing activities	(1,252)	(789)	(134,738)
Discontinued operating activities	(1,745)	(3,551)	(11,453)
Extraordinary item	—	(85)	(430)

Total cash (used in) provided during the year	$(1,278)	$(10,969)	$(105,453)

        As of December 31, 2003, we had cash, cash equivalents and short-term investments of $44.3 million, a $2.5 million or 5.4% decrease from the December 31, 2002 balance of $46.8 million. The decrease in cash, cash equivalents and short-term investments primarily reflects Edgewater's net cash used for the acquisition of Intelix of $1.9 million, combined with stock repurchases of $1.4 million.

        Our primary historical sources of funds are from operations and the proceeds from equity offerings and sales of businesses. Our principal historical uses of cash have been to fund working capital requirements and capital expenditures. We generally pay our employees bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

        Net cash provided by (used in) operating activities was $2.6 million, ($0.1) million, and $19.2 million for 2003, 2002, and 2001, respectively. The net cash provided by operating activities for the periods presented primarily reflects the net income and the positive effects of our operations.

        Net cash (used in) provided by investing activities was ($0.9) million, ($6.5) million, and $22.0 million for 2003, 2002, and 2001, respectively. Cash (used in) investing activities in 2003 was primarily attributable to the purchase of Intelix, Inc. on June 2, 2003 offset by redemptions of short-term investments. In 2002, cash (used in) investing activities was primarily related to the purchases of short-term investments. In 2001, cash provided by investing activities was primarily attributable to the proceeds from the sale of our staffing-related divisions offset by cash paid for additional contingent consideration for acquisitions completed during prior periods and purchases of short-term investments. As of December 31, 2003 we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

        Net cash (used in) provided by financing activities was ($1.3) million, ($0.8) million, and ($134.7) million for 2003, 2002, and 2001, respectively. Cash used in financing activities in 2003 and 2002 was primarily attributable to the repurchase of stock and payments on borrowings, net of proceeds from our employee stock purchase program. Cash used in 2001 was primarily related to repurchases of stock, including the Tender Offer in January 2001, when we repurchased 16.25 million shares for aggregate consideration of $130.0 million, excluding fees and expenses.

        Net cash (used in) discontinued operations was ($1.7) million, ($3.6) million, and ($11.5) million for 2003, 2002, and 2001, respectively. These cash disbursements related to the Company's decision to undergo a comprehensive program to refocus future growth initiatives on our systems integration and consulting business and to this effect, commit to divestures of each of our staffing businesses. See Note 4 of the consolidated financial statements included elsewhere herein.

        Net cash (used in) extraordinary item was ($0.1) million and ($0.4) million during 2002 and 2001, respectively. See Note 6 of the consolidated financial statements included elsewhere herein.

        As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $1.3 million, $11.0 million and $105.5 million in 2003, 2002 and 2001, respectively. The aggregate cash and cash equivalents and short-term investments were $44.3 million, $46.8 million, and $51.5 million, as of December 31, 2003, 2002, and 2001, respectively.

        In September 2002, our Board of Directors reauthorized a stock purchase program for up to $20.0 million of common stock through December 31, 2003, which was extended through February 2005. The repurchase program may be shortened or extended by the Board of Directors. Under this program, the repurchases have been and may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of the most recently authorized stock repurchase program, effective February 14, 2003, our company entered into a SEC Rule 10b5-1 purchase program with a broker that allows purchases of our common stock through traditional blackout periods. The Rule 10b5-1 repurchase program, like the overall stock repurchase program, will extend through February, 2005, unless earlier terminated by us or the broker. From the inception of our stock repurchase program in 2000 for up to $30 million of our common stock and through March 18, 2004, we repurchased 2.3 million shares of our common stock for an aggregate purchase price of approximately $11.9 million.

        In January 2001, the Company closed the Tender Offer and acquired 16.25 million shares of our common stock at the Tender Offer Price for aggregate consideration of $130.0 million, excluding fees and expenses, and common stock subject to certain vested in-the-money stock options for aggregate consideration of $0.2 million.

        On August 7, 2003, the Company initiated a voluntary odd-lot program, where smaller stockholders were offered a means of selling their shares. This program was initiated as part of an overall effort to reduce the administrative costs associated with carrying stockholders who own less than 100 shares of the Company's common stock. Under the odd-lot program, stockholders could sell their shares, through a third-party administrator, on the open market at an average closing price for the prior ten day period. Under this program, which expired October 31, 2003, the Company repurchased 10,877 shares for $0.06 million.

        We believe that our cash flows from operations and available cash will provide sufficient liquidity for our existing operations for the foreseeable future. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, possible stockholder distributions and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See "Item 1—Business, Potential Future Strategies, Transactions and Changes."

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

        We lease office space under operating lease arrangements through 2013. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $1.1 million, $1.2 million, and $1.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our former corporate headquarters in Fayetteville, Arkansas. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater in the amount of $0.2 million for the years 2003, 2004, 2005 and 2006, and will pay $0.1 million in 2007.

        Annual future minimum payments required under operating leases that have an initial or remaining lease term in excess of one year are as follows (these amounts do not include expected sublease payments of approximately $0.2 million per year through June 30, 2007):

Fiscal Years Ending December 31,	Lease Obligations (In thousands)
2004	$1,149
2005	1,037
2006	881
2007	726
2008	726
Thereafter	2,748

$7,267

Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company does not have any investments in or contractual relationships or other business relationships with any variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. Adoption of SFAS 150 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple

Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. We adopted the provisions of SAB 104 in the fourth quarter of 2003. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Related Party Transactions

        The Synapse Group, Inc. ("Synapse"), one of our significant customers discussed in Notes 14 and 17 to the consolidated financial statements included elsewhere herein, is considered a related party as its President and Chief Executive Officer is also a member of our Board of Directors. Revenues from Synapse amounted to $11.8 million, $12.3 million, and $10.6 million, respectively, for 2003, 2002, and 2001. Payments received from Synapse for 2003, 2002, and 2001 amounted to $11.8 million, $12.4 million, and $10.2 million, respectively. Outstanding accounts receivable for Synapse were $1.9 million and $1.9 million, as of December 31, 2003 and 2002, respectively, which balances were within the Company's normal business terms. See Note 14 of the consolidated financial statements included elsewhere herein.

        Our Company entered into a lease agreement in 1999, which was modified in June 2000, with a stockholder who is a former officer and director, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in our Company's discontinued operations. Rent payments related to these facilities totaled approximately $0.2 million for each the years ended December 31, 2003, 2002, and 2001, respectively. Future related party lease obligations relate to this lease agreement. As our Company's corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company subleased the Fayetteville facility to a third party in 2002. See Note 16 of the consolidated financial statements included elsewhere herein.

        Included in the "Certain Transactions" section of our 2004 Proxy Statement for our June 2, 2004 Annual Stockholders' Meeting are additional related party transactions. Our Proxy Statement will be filed with the SEC on or before April 30, 2004.

Other Tax Matters

        During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the "IRS") that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. Our Company has responded to various IRS information requests by delivering documents and answering questions. For the period of the fiscal years covered by the audit, we owned staffing-related businesses, which were sold during the 2000 and 2001 fiscal years. The results of the IRS audit could have an impact on our deferred tax asset, however, as of the date of the filing of this Form 10-K, we do not believe any such impact would be material to our financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2003 and 2002. Should interest rates on the Company's investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

        For the last three years, the impact of inflation and changing prices has not been material on revenues or income (loss) from continuing operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

(b)
Not Covered by Above Report:

Unaudited Supplementary Quarterly Financial Information	65

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

        We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Edgewater Technology, Inc. and subsidiaries as of December 31, 2001 and for the year then ended, before the reclassification and inclusion of the disclosures discussed in Note 9 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 9, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 9 with respect to 2001 included (1) comparing the previously reported income (loss) before extraordinary item and net income (loss) to the previously issued consolidated financial statements and the adjustments to reported income (loss) before extraordinary item and net income (loss) representing amortization expense recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying SFAS 142 to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted income (loss) before extraordinary item and net income (loss) to reported income (loss) before extraordinary item and net loss and the related income (loss) per share amounts. In our opinion, the disclosures for 2001 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 30, 2004

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Edgewater Technology, Inc.'s filing of an Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K. See Exhibit 23.2 to this Form 10-K for further discussion. The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 referred to in this report have not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Edgewater Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. (the "Company", a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
January 29, 2002

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$27,881	$29,159
Short-term investments	16,378	17,623
Accounts receivable, net (including related party amounts of $1,853 and $1,900 at December 31, 2003 and 2002, respectively)	3,532	2,647
Deferred income taxes, net	547	1,127
Income tax refund receivable	1,430	—
Prepaid expenses and other current assets	646	925

Total current assets	50,414	51,481
Property and equipment, net	1,309	1,606
Intangible assets, net	13,135	11,614
Deferred income taxes, net	21,628	21,757
Other assets	45	35

Total assets	$86,531	$86,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,567	$1,662
Accruals related to discontinued operations	1,987	1,662
Current portion of capital lease obligations	—	60
Accrued payroll and related liabilities	2,009	882
Other liabilities	84	240
Litigation settlement	—	950

Total current liabilities	5,647	5,456
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 and 29,596 shares issued, 11,366 and 11,485 shares outstanding as of December 31, 2003 and 2002, respectively	297	296
Paid-in capital	217,825	217,302
Treasury stock, at cost, 18,370 and 18,111 shares at December 31, 2003 and 2002, respectively	(141,324)	(140,276)
Deferred stock-based compensation	(603)	—
Retained earnings	4,689	3,715

Total stockholders' equity	80,884	81,037

Total liabilities and stockholders' equity	$86,531	$86,493

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2003	2002	2001
Service revenues (including related party amounts of $11,766, $12,300, and $10,600 in 2003, 2002 and 2001, respectively)	$25,054	$18,666	$26,574
Cost of services	13,540	11,905	15,733

Gross profit	11,514	6,761	10,841
Operating expenses:
Selling, general and administrative	10,080	8,833	10,551
Depreciation and amortization	948	1,003	5,465
Impairment of goodwill	—	7,411	—
Restructuring	—	349	—

Total operating expenses	11,028	17,596	16,016

Operating income (loss)	486	(10,835)	(5,175)
Interest income and other, net	455	777	2,090

Income (loss) before taxes, discontinued operations, extraordinary item and change in accounting principle	941	(10,058)	(3,085)
Tax (benefit) provision	(1,053)	—	593

Income (loss) from continuing operations before discontinued operations, extraordinary item and change in accounting principle	1,994	(10,058)	(3,678)
Discontinued operations:
Loss from operations of discontinued divisions, net of applicable taxes	(1,020)	(950)	(904)
Gain on sale of divisions, net of applicable taxes	—	—	6,514

Income (loss) before extraordinary item and change in accounting principle	974	(11,008)	1,932
Extraordinary item, net of applicable taxes	—	—	(27)
Change in accounting principle	—	(12,451)	—

Net income (loss)	$974	$(23,459)	$1,905

Basic income (loss) per share
Continuing operations	$0.18	$(0.87)	$(0.29)
Discontinued operations	(0.09)	(0.08)	0.44
Change in accounting principle	—	(1.08)	—

Net income (loss)	$0.09	$(2.03)	$0.15

Weighted average shares, basic	11,381	11,575	12,858

Diluted income (loss) per share
Continuing operations	$0.17	$(0.87)	$(0.28)
Discontinued operations	(0.09)	(0.08)	0.43
Change in accounting principle	—	(1.08)	—

Net income (loss)	$0.08	$(2.03)	$0.15

Weighted average shares, diluted	11,694	11,575	12,935

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock
			Paid-in Capital	Treasury Stock	Deferred Stock-based Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE, January 1, 2001	28,693	$296	$217,838	$(6,158)	$—	$25,269	$237,245
Issuance of common stock related to employee stock plans	74	—	(507)	767	—	—	260
Repurchase of common stock	(923)	—	—	(3,718)	—	—	(3,718)
Tender Offer	(16,250)	—	107	(130,807)	—	—	(130,700)
Net Income	—	—	—	—	—	1,905	1,905

BALANCE, December 31, 2001	11,594	296	217,438	(139,916)	—	27,174	104,992
Issuance of common stock related to employee stock plans	37	—	(127)	244	—	—	117
Stock option exercise	4	—	(9)	24	—	—	15
Repurchase of common stock	(150)	—	—	(628)	—	—	(628)
Net Loss	—	—	—	—	—	(23,459)	(23,459)

BALANCE, December 31, 2002	11,485	296	217,302	(140,276)	—	3,715	81,037
Issuance of common stock related to employee stock plans	24	—	(65)	153	—	—	88
Stock option exercise	32	—	(80)	208	—	—	128
Restricted stock-awards	140	1					1
Repurchase of common stock	(315)	—	—	(1,409)	—		(1,409)
Deferred stock-based compensation	—	—	668	—	(603)	—	65
Net Income	—	—	—	—	—	974	974

BALANCE, December 31, 2003	11,366	$297	$217,825	$(141,324)	$(603)	$4,689	$80,884

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$974	$(23,459)	$1,905
Loss from operations of discontinued divisions	1,020	950	904
Gain on sale of division	—	—	(6,514)
Change in accounting principle	—	12,451	—
Extraordinary item, net of applicable taxes	—	—	27

Net income (loss) from continuing operations	1,994	(10,058)	(3,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	948	1,003	5,465
Impairment of goodwill	—	7,411	—
Provision for bad debts	94	178	548
Deferred income taxes	(1,053)	280	593
Amortization of deferred stock-based compensation	65	—	—
Change in operating accounts, net of effect of dispositions:
Accounts receivable	(225)	1,220	1,347
Income tax receivable	—	—	16,121
Prepaid expenses and other current assets	312	(66)	49
Other assets	14	21	17
Accounts payable and accrued liabilities	(370)	(323)	1,003
Accrued payroll and related liabilities	911	253	(2,227)
Other liabilities	(57)	9	(26)

Net cash provided by (used in) operating activities	2,633	(72)	19,212

Net cash (used in) extraordinary item	—	(85)	(430)

Net cash (used in) discontinued operating activities	(1,745)	(3,551)	(11,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	—	35,246
Redemptions of short-term investments	32,042	45,784	12,344
Purchases of short-term investments	(30,797)	(52,034)	(23,717)
Purchases of businesses, net of cash acquired	(1,966)	—	(1,200)
Purchases of property and equipment	(193)	(222)	(717)

Net cash (used in) provided by investing activities	(914)	(6,472)	21,956

Net cash (used in) discontinued investing activities	—	—	(33)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(60)	(293)	(324)
Proceeds from employee stock plans and stock option exercises	217	132	4
Tender offer	—	—	(130,700)
Repurchases of common stock	(1,409)	(628)	(3,718)

Net cash (used in) financing activities	(1,252)	(789)	(134,738)

Net (decrease) in cash and cash equivalents	(1,278)	(10,969)	(105,453)
CASH AND CASH EQUIVALENTS, beginning of year	29,159	40,128	145,581

CASH AND CASH EQUIVALENTS, end of year	$27,881	$29,159	$40,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2	$28	$55

Borrowings on capital lease	$—	$—	$68

Income taxes paid, net of refunds	$—	$446	$—

Cash receipts from related parties	$11,842	$12,440	$10,161

Cash paid to related parties	$223	$223	$223

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS:

        Edgewater Technology is an award-winning consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. Targeting strategic, mission-critical applications, our consultants collaborate with customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts as of December 31, 2003, our Company employs approximately 156 technical consulting professionals throughout our network of strategically positioned solutions centers.

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

Use of Estimates—

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates, judgments and assumptions used in preparing the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Although the Company regularly assesses these estimates, judgments and assumptions used in preparing these consolidated financial statements, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant assets and liabilities with reported amounts based on estimates include deferred income tax assets, intangible assets, and other liabilities including matters involving historical payroll tax assessments included in discontinued operations.

Cash and Cash Equivalents—

        All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks.

Short-Term Investments—

        Our short-term investments have maturity dates of one year or less when acquired and are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies and commercial paper. All short-term investments that have original maturities greater than three months but less than one year at the date of purchase are considered short-term investments. As of December 31, 2003 and December 31, 2002, we had $14.3 million and $12.3 million in commercial paper, respectively, and $2.1 million and $5.3 million, in government obligations, including agencies, respectively, and amortized cost approximated fair value.

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

Impairment of Long-Lived Assets—

        We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by a comparison of cash flows expected to be generated by an asset to its carrying value, with the exception that after January 1, 2002 goodwill impairment is assessed by use of a fair value model (see "Intangible Assets"). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Intangible Assets—

        Intangible assets consist primarily of goodwill, customer relationships and amounts paid pursuant to non-compete agreements. Non-compete agreements are amortized using the straight-line method over the life of the respective agreements. Customer relationships are amortized using the straight-line method over the estimated remaining life of 7.6 years.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill, as well as other intangibles determined to have an indefinite life, are no longer amortized; however, these assets will be reviewed for impairment on an annual basis. Other identifiable intangible assets will continue to be amortized over their estimated useful lives. This Statement became effective January 1, 2002 and as a result, beginning January 1, 2002, we ceased amortizing goodwill.

        On January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing the "fair value" methodology. The Company evaluates the fair value of its reporting unit utilizing various valuation techniques. During the first quarter of 2002, as a result of declining industry stock prices, the Company recognized a transitional impairment loss of $12.5 million as the cumulative effect of a change in accounting principle.

        Goodwill must be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment test on December 2, 2003 and 2002, our selected annual measurement date. We recorded a non-cash impairment charge of $7.4 million in the fourth quarter of 2002, primarily as a result of the decline in industry stock prices for our peer group and lower revenues and operating margins for our Company at that time. As of December, 2003, after receiving an independent third-party valuation appraisal, it was determined that there was no further impairment. Our net unamortized goodwill as of December 31, 2003 and 2002, was $12.3 million and $10.8 million, respectively. The increase from the prior year was the result of a current year acquisition. The Company acquired Intelix on June 2, 2003 and recorded, subject to adjustment, $1.4 million in goodwill and $0.5 million in identifiable intangibles, which are being amortized over 4 to 8 years and is further described in Note 9.

Revenue Recognition—

        A majority of the Company's contracts are billed on a time and materials basis. Time and materials contracts represented 70.9%, 77.2% and 73.5% of revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Revenue under time and materials contracts is generally recognized as services are rendered and performed at contractually agreed upon rates. We also perform level support services on a fixed-fee basis. Fixed-fee services represented 10.3%, 17.2%, and 14.7% for the years ended December 31, 2003, 2002, and 2001, respectively.

        Revenue pursuant to fixed-price contracts is generally recognized under the proportional performance method of accounting. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized, subject to any warranty provisions and other holdbacks on revenue. Any warranty provisions included in fixed-price contracts are accounted for as a holdback of revenue until such provisions are satisfied. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are reasonable, and estimates are adjusted as needed. Fixed-price contracts represented 18.8%, 5.6%, and 11.8% for the years ended December 31, 2003, 2002 and 2001, respectively.

        Revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include estimates used for fixed-price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances, which could affect our estimates. Reimbursement of "out-of-pocket" expenses charged to customers is reflected as revenue.

        For the years ended December 31, 2003, 2002 and 2001, two customers, two customers and one customer, respectively, including Synapse (a related party—See Note 14), each contributed more than 10% of revenues. For the years ended December 31, 2003, 2002 and 2001, our five largest customers represented 81.7%, 88.0%, and 70.7% of our revenues in the aggregate, respectively.

	For the Year Ended December 31,
	2003	2002	2001
Revenues
Synapse (related party—Note 14)	47.3%	66.6%	40.1%
Customer A	21.0%	13.3%	—%

Cost of Services—

        Our cost of services are comprised primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Interest Income and Other, Net—

        Interest income and other, net was $0.5 million, $0.8 million, and $2.1 million, for the years ended December 31, 2003, 2002, and 2001, respectively. The following table represents the components of interest income and other, net.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Interest income	$457	$805	$2,132
Interest expense	(2)	(28)	(75)
Other, net	—	—	33

Interest income and other, net	$455	$777	$2,090

Provision for Taxes—

        Deferred taxes are provided for differences in the bases of our assets and liabilities for book and tax purposes and for loss and credit carryforwards based on enacted rates expected to be in effect when these items reverse. A valuation allowance is provided to the extent tax assets are not likely to be recovered. We have recorded a valuation allowance against our net deferred tax assets of approximately $14.1 million as of December 31, 2003 and 2002, respectively. This valuation allowance was established due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment. In addition, as a result of a change in the Internal Revenue Code, our 2002 tax loss will be carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million. This amount was recorded as a benefit in the fourth quarter of 2003. See Note 10.

Earnings (Loss) Per Share—

        Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method.

Fair Value of Financial Instruments—

        Edgewater's financial instruments include cash and cash-equivalents, short-term investments, accounts receivable and payable, and debt obligations. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Management believes that the short-term investments and debt obligations have interest rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying value for these instruments are reasonable estimates of fair value.

Comprehensive Income (Loss)—

        There are no elements of comprehensive income (loss) other than net income (loss).

Stock Options—

        The Company records stock-based compensation awards issued to employees and directors using the intrinsic value method and stock-based compensation awards issued to non-employees using the fair value method of accounting. Stock-based compensation expense, if any, is recognized on awards of restricted shares or grants of stock options issued to employees and directors if the purchase price or exercise price, as applicable, is less than the market price of the underlying stock on the measurement date, generally the date of grant. The differences between accounting for stock-based compensation under the intrinsic value method and the fair value method are shown below, with the fair value estimated on the grant date or award issue date as applicable. The assumptions used are described in Note 12.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands, Except Per Share Data)
Net income (loss)
As reported	$974	$(23,459)	$1,905
Add: Stock-based compensation expense included in reported net income, net of tax	39	—	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,310)	(2,078)	(48)

Pro forma	$(297)	$(25,537)	$1,857

Basic and diluted earnings (loss) per share
As reported—basic	$0.09	$(2.03)	$0.15

As reported—diluted	$0.08	$(2.03)	$0.15

Pro forma—basic	$(0.03)	$(2.21)	$0.14

Pro forma—diluted	$(0.03)	$(2.21)	$0.14

Segment Information—

        The Company engages in business activities under one operating segment, which combines strategic consulting, technical knowledge, and industry domain expertise to develop custom technology solutions.

Recent Accounting Pronouncements—

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company does not have any investments in or contractual relationships or other business relationships with any variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. Adoption of SFAS 150 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. We adopted the provisions of SAB 104 in the fourth quarter of 2003. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

3.    BUSINESS COMBINATION:

        On June 2, 2003, the Company acquired all of the outstanding common stock of Intelix, Inc. ("Intelix"), a provider of systems integration and custom software development services located in Fairfax, Virginia. The results of Intelix's operations have been included in the Company's accompanying consolidated statement of operations since the acquisition date. Revenue generated by Intelix subsequent to the acquisition, during the year ended December 31, 2003 was $2.1 million. The acquisition was made to enhance Edgewater's geographical presence and will provide additional vertical expertise in the telecommunications and real estate industries. The aggregate purchase price was $2.7 million, including cash paid to the Intelix stockholders of $0.9 million, assumed liabilities with an estimated fair value in the amount of $1.5 million, and direct costs incurred of $0.3 million.

        The stockholders of Intelix were eligible for an additional cash payment in the first quarter of 2004, based upon a formula applied to earnings of the Intelix business for the twelve-month period ended December 31, 2003. No earnout was achieved during 2003 and therefore no payments were made under the earnout.

        Related to the purchase of Intelix, the Company recorded $1.4 million in goodwill and $0.5 million in identifiable intangible assets, all in accordance with SFAS No. 141. The identifiable intangible assets were determined by a third party appraiser and are being amortized on the straight-line basis over their estimated useful lives (4 to 8 years). The goodwill is an indefinite lived asset in accordance with SFAS No. 142 and is subject to periodic review for impairment. This goodwill is not deductible for tax purposes.

4.    DISCONTINUED OPERATIONS:

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

  •
  On December 15, 2000, we executed a definitive agreement to sell ClinForce, our clinical trials support services division, to Cross Country TravCorps, Inc. for approximately $31.0 million in cash, subject to potential upward or downward post-closing working capital adjustments (the "ClinForce Transaction"). As the closing of the ClinForce Transaction was conditioned upon our receipt of stockholder approval and the satisfaction of other customary conditions to closing, we held a Special Stockholders' Meeting on March 14, 2001, where our stockholders approved the ClinForce Transaction. We consummated the ClinForce Transaction and received proceeds on March 16, 2001. On July 18, 2001, we received approximately $1.4 million from Cross Country TravCorps, Inc. with respect to the post-closing working capital purchase price adjustment. In accordance with Emerging Issues Task Force No. 95-18, we have reported ClinForce's operating results in discontinued operations for the periods presented. In addition, nonrecurring restructuring charges relating to the closing of our corporate headquarters (in Fayetteville, Arkansas) have been included, as a result of the sale of ClinForce and consistent with the treatment of ClinForce results, as a part of discontinued operations.

        As a result of the completion of the transactions described above, the operating results for Staffmark, Robert Walters, Strategic Legal, IntelliMark and ClinForce have been included in discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $7.7 million for 2001. Operating (loss) from discontinued operations for

2003 was ($1.0) million, which did not have any tax effect. Operating (loss) income, from discontinued operations was ($1.0) million and $1.6 million and for 2002 and 2001, respectively, which amounts were tax effected. The Company provided an accrual for certain tax assessments and professional fees related to discontinued businesses in 2003. The Company settled a lawsuit related to a business previously recorded as a discontinued operation and accrued $950,000 toward the settlement in 2002. See Note 15. Included in the loss from operations of discontinued divisions for the year ended December 31, 2001 are the operating results of ClinForce through the date of disposal and changes to the estimated liabilities related to discontinued operations as of December 31, 2000.

        Related to the above transactions, the Company has received certain payroll tax assessments related to our former staffing businesses, which were sold in 2000 and 2001, and related civil penalties concerning the purported untimely filing of tax information. Between the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and March of 2004, we have been successful in obtaining abatements of certain IRS notices. We continue to dispute additional unresolved IRS assessments, presently approximating a range of $0.8 million to $1.6. We recorded in 2003 a reserve of $1.0 million representing the low end of such estimate, plus related professional fees.

5.    RESTRUCTURING:

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

6.    EXTRAORDINARY ITEM:

        On December 26, 2000, a tragedy occurred at our Wakefield, Massachusetts office, where seven employees were murdered. We incurred expenses totaling approximately $1.0 million, for items such as legal fees, charitable foundation costs, family and employee counselors, and property and facility expenses. These costs are presented as an extraordinary item, net of insurance proceeds and the applicable tax effect, in the accompanying consolidated statements of operations. For the year ended December 31, 2001, amounts recorded as extraordinary item represent additional accruals, net of insurance proceeds, and the applicable income tax effect.

7.    ACCOUNTS RECEIVABLE:

        Included in accounts receivable are unbilled amounts totaling approximately $1.6 million and $1.3 million at December 31, 2003 and 2002, respectively, which relate to services performed during the year and billed in the subsequent period. Edgewater maintains allowances for potential losses which management believes are adequate to absorb any possible losses to be incurred in realizing the amounts recorded in the accompanying consolidated financial statements.

        The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Balance at beginning of year	$136	$481	$35
Provisions for bad debts	101	178	548
Charge-offs, net of recoveries	(17)	(523)	(102)

Balance at end of year	$220	$136	$481

8.    PROPERTY AND EQUIPMENT:

        Components of property and equipment consisted of the following as of December 31:

	2003	2002
	(In Thousands)
Furniture, fixtures and equipment	$1,090	$1,098
Computer equipment and software	1,826	1,628
Leasehold improvements	1,267	1,198

	4,183	3,924
Less accumulated depreciation and amortization	2,874	2,318

	$1,309	$1,606

        Depreciation expense related to property and equipment for the years ended December 31, 2003, 2002 and 2001 totaled approximately $0.6 million, $0.7 million, and $0.8 million, respectively. All capital leases were repaid during 2003, as such there was no equipment under capital leases at December 31, 2003. As of December 31, 2002, cost of equipment under capital leases was $0.8 million, and related accumulated depreciation was $0.7 million, respectively.

9.    INTANGIBLE ASSETS:

        Intangible assets consisted of the following as of December 31:

	2003	2002
	(In Thousands)
Goodwill	$21,358	$19,987
Other intangibles	2,160	1,630

	23,518	21,617
Less accumulated amortization	10,383	10,003

	$13,135	$11,614

        Our goodwill balance increased approximately $1.4 million from $20.0 million in 2002 due to the current year acquisition of Intelix, Inc. The Company acquired Intelix on June 2, 2003 and recorded, subject to adjustment, $1.4 million in goodwill and $0.5 million in identifiable intangibles, which are being amortized over 4-8 years and is further described in Note 2. Amortization expense related to intangible assets for the years ended December 31, 2003, 2002 and 2001 totaled approximately $0.4 million, $0.3 million, and $4.6 million, respectively. In accordance with SFAS No. 142, the Company ceased amortizing goodwill effective January 1, 2002. Goodwill amortization was $4.3 million for 2001 and other intangible amortization was $0.3 million.

10.    INCOME TAXES:

        The provision for income taxes consisted of the following for the years ended December 31:

	2003	2002	2001
	(In Thousands)
Current tax expense (benefit):
Federal	$(1,541)	$—	$4,175
State	(27)	—	300
Foreign	—	—	—

	(1,568)	—	4,475

Deferred tax expense (benefit):
Federal	414	355	(157)
State	101	(753)	(25)
Change in valuation allowance	—	398	—
Foreign	—	—	—

	515	—	(182)

Income tax (benefit) provision	(1,053)	—	4,293
Amounts attributable to discontinued operations	—	—	3,700

Income tax provision from continuing operations	$(1,053)	$—	$593

        The components of deferred income tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforward and credits	$35,873	$35,737
Nondeductible reserves and accruals	547	1,292
Depreciation and amortization	100	78

Total deferred income tax assets	36,520	37,107
Deferred income tax liabilities
Other	(292)	(105)

Total deferred income tax liabilities	(292)	(105)

Valuation allowance	(14,053)	(14,118)

Deferred income tax, net	$22,175	$22,884

        Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 2003 and 2002:

	2003		2002
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$547	$21,920	$1,228	$21,757
Liabilities	—	(292)	(101)	—

	$547	$21,628	$1,127	$21,757

        As of December 31, 2003, Edgewater has net operating loss carryforwards for federal income tax purposes of approximately $61.7 million and tax credits of approximately $5.0 million, which expire through 2021. In addition, Edgewater has various net operating loss carryforwards for state income tax purposes, which expire through 2013. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

        Due to the uncertainty surrounding the realization and timing of the deferred tax assets, Edgewater has a valuation allowance of approximately $14.1 million as of December 31, 2003 and 2002, respectively, which reduces the net assets to amounts management believes are more likely than not to be realized. Management regularly evaluates the realizability of the deferred tax assets and may adjust the valuation allowance based on such analysis in the future. The valuation allowance decreased by approximately $0.07 million in 2003 and increased by approximately $0.4 million in 2002 primarily due to management's estimates of the Company's ability to realize certain recorded deferred tax assets.

        The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 result from the following:

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands)
Income tax benefit at statutory rate	$303	34.0%	$(7,976)	3(4.0%)	$(1,049)	(34.0%)
Add (deduct):
State income taxes, net of federal tax benefit	73	6.0	(162)	(0.7)	54	1.8
Net operating loss carryback claim	(1,430)	(152)	—	—	—	—
Non-deductible goodwill impairment charges and amortization	—	—	6,866	29.3	1,576	51.1
Provision of valuation allowance against currently generated net operating loss carryforwards	—	—	1,266	5.4	—	—
Other, net	1	—	6	—	12	0.3

	$(1,053)	(112)%	$—	—%	$593	19.2%

11.    EMPLOYEE BENEFIT PLANS:

        The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the "Plan"). The Company matches thirty percent (30%) of each participant's annual contribution under the Plan, up to six percent (6%) of each participant's annual base salary. Contributions by Edgewater to the plan were approximately $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

12.    COMMON STOCK, STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:

Common Stock—

        The Company's stockholders had authorized 48 million and 200 million shares of common stock available for issuance as of December 31, 2003 and 2002, respectively, and had 2 million and 10 million shares of preferred stock for issuance as of December 31, 2003 and 2002, respectively. In January 2001, the Company completed a tender offer in which the Company repurchased 16.25 million shares of its common stock at $8.00 per share for aggregate consideration of $130 million, excluding fees and expenses. The repurchase of options resulted in a $0.2 million compensation charge in January 2001.

Stockholder Rights Plan—

        The Company has a stockholder rights plan, commonly referred to as a "poison pill", that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under this plan, our Board of Directors can issue preferred stock in one or more series without stockholder action. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us. No preferred stock has been issued as of December 31, 2003.

2003 Equity Incentive Plan—

        In May 2003, the Company's Board of Directors approved the "Edgewater Technology, Inc. 2003 Equity Incentive Plan" (the "2003 Plan") for the purpose of attracting and retaining employees and providing a vehicle to increase management's equity ownership in the Company. The 2003 Plan provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company's common stock. In May 2003, the Company's Compensation Committee authorized restricted share awards to certain executives of the Company under the 2003 Plan aggregating 140,000 shares of the Company's common stock (the "Restricted Share Awards"). The aggregate deferred compensation expense associated with the Restricted Share Awards is approximately $0.7 million, which compensation expense amount is being amortized straight-line over the vesting term (five years). Compensation expense relating to the Restricted Share Awards during the year ended December 31, 2003 amounted to $0.1 million.

Stock Options—

        In October 1999, the Company's Board of Directors amended the Company's 1996 Stock Option Plan (the "1996 Plan") to increase the maximum number of shares of the Company's common stock that may be issued under the 1996 Plan from 12% to 15% of the total number of shares of the Company's common stock outstanding. Options granted under the 1996 Plan generally become 33% vested after one year and then vest 33% in each of the next two years or become 40% vested after two years and then vest 20% in each of the next three years. Under the 1996 Plan, the exercise price of the option equals the market value of the Company's common stock on the date of the grant, and the maximum term for each option is 10 years.

        In February 2000, the Company adopted a subsidiary stock option plan (the "Subsidiary Plan") for employees and consultants of Edgewater Delaware. The purpose of the Subsidiary Plan was to aid

Edgewater Technology in attracting and retaining employees. The total amount of subsidiary common stock for which stock options could be granted under the Subsidiary Plan could not exceed 5.0 million shares of subsidiary common stock. In August 2000, the Subsidiary Plan was terminated and options for 2.9 million shares of the Company's subsidiary stock that had been granted under this Subsidiary Plan were exchanged into options for 1.8 million shares of the Company's common stock under a newly created parent company stock option plan, currently entitled the "Edgewater Technology, Inc., Amended and Restated 2000 Stock Option Plan" (the "2000 Plan") and into options for 1.1 million shares under the 1996 Plan, for an aggregate of 2.9 million shares underlying options. The fair market value of the subsidiary's stock did not change for the period of granting of the options to the exchange date. The Subsidiary Plan had no other activity other than the granting of the aforementioned options for 2.9 million shares of the subsidiary common stock and there were no exercises or forfeitures of options between grant and conversion in August, 2000. Grants of stock options under the 2000 Plan may not exceed 4.0 million shares of the Company's common stock. As a result of this exchange, the Company recorded a one-time compensation charge of $0.2 million. In 2002, the Company amended the 2000 Plan to include grants of stock options to directors and officers.

        A summary of stock option activity under the 1996 Plan, 2000 Plan and 2003 Plan is as follows:

	Shares Under Option	Weighted Average Price Per Share
Outstanding, January 1, 2001	5,645,646	$8.89
Granted	60,917	4.51
Exercised	(80,824)	5.51
Forfeited	(2,175,146)	12.20

Outstanding, December 31, 2001	3,450,593	6.78
Granted	991,170	3.83
Exercised	(3,667)	4.00
Forfeited	(609,586)	6.14

Outstanding, December 31, 2002	3,828,510	6.09
Granted	905,900	3.76
Exercised	(32,119)	4.01
Forfeited	(181,769)	5.73

Outstanding, December 31, 2003	4,520,522	$5.77

        Options exercisable were approximately 3.2 million, 2.2 million and 1.4 million as of December 31, 2003, 2002 and 2001, respectively. The weighted average exercise price of these options was $6.46, $6.97 and $7.69 per share as of December 31, 2003, 2002 and 2001, respectively. The following is a summary of stock options outstanding and exercisable as of December 31, 2003:

Options Outstanding				Options Exercisable
Number of Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
1,702,361	$3.72–$5.07	8.6	$4.04	434,953	$4.00
2,471,994	5.14–6.25	6.6	6.10	2,407,977	6.13
179,200	6.87–8.63	3.4	8.00	179,160	8.00
81,600	9.81–12.90	3.8	11.26	76,400	11.36
66,327	16.00–18.84	3.7	17.48	66,327	17.48
19,040	30.46–33.61	4.4	31.81	19,040	31.81

4,520,522		7.1	$5.77	3,183,857	$6.46

        On March 16, 2001, 1.5 million options outstanding under the 1996 Plan vested 100% upon the closing of the ClinForce Transaction as this constituted a "change in control" as defined in the 1996 Plan. Former employees of the Company's commercial segment and IntelliMark division held approximately 1.4 million of these outstanding options, which terminated on April 16, 2001, which was 30 days following the ClinForce Transaction. Former employees of ClinForce held approximately 0.1 million of these outstanding options, which terminated on June 14, 2001, which was 90 days following the ClinForce Transaction.

        As discussed in Note 2, the Company has elected to account for its stock options using the intrinsic method. Accordingly, compensation expense, if any, is recognized on awards of restricted shares or grants of stock options issued to employees and directors if the purchase price or exercise price, as applicable, is less than the market price of the underlying stock on the measurement date, generally the date of grant. Pursuant to the requirements of SFAS No. 123, Note 2 includes disclosures to reflect the Company's pro forma net (loss) income for the years ended December 31, 2003, 2002 and 2001, as if the fair value method of accounting prescribed by SFAS No. 123 had been used. In preparing the pro forma disclosures, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

	For the Year Ended December 31,
	2003	2002	2001
Weighted average risk-free interest rate	3.25%	2.82%	4.40%
Dividend yield	0%	0%	0%
Weighted average expected life	5 years	4 years	5 years
Expected volatility	68%	74%	75%

        Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2003, 2002 and 2001 was approximately $2.5 million, $2.0 million and $0.2 million, respectively. The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $2.40, $2.06, and $2.94. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions above and recognizing this expense over the vesting period, net (loss) income would have been different. See Note 2.

Employee Stock Purchase Plan—

        The Company has an employee stock purchase plan entitled the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (the "1999 ESPP") that allows for employee stock purchases of the Company's common stock at the lower of 85% of the stock price as of the first or last trading day of each quarter. Purchases under the 1999 ESPP are limited to 10% of the respective employee's annual compensation. The 1999 ESPP authorizes purchases for up to 700,000 shares of the Company's common stock and continues in effect until October 1, 2009 or until earlier terminated. As of December 31, 2002, there were 366,100, shares of common stock remaining for purchase under the ESPP. During fiscal 2003, 2002 and 2001, we issued 23,537, 37,561 and 73,156 shares, respectively, under the 1999 ESPP.

13.    EARNINGS PER SHARE:

        Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for the 2003 and 2002 periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.8 million and 0.1 million for the year ended December 31, 2003 and 2002, respectively.

14.    RELATED PARTY TRANSACTIONS:

        Synapse, one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company's Board of Directors. Revenues, receivables and payments received from Synapse are disclosed in the accompanying consolidated financial statements, which balances were within the Company's normal business terms.

        In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future related party lease obligations relate to this lease agreement. The Company's corporate headquarters moved to Wakefield, Massachusetts during 2001, and the Company subleased the Fayetteville facility to a third party in 2002.

15.    COMMITMENTS AND CONTINGENCIES:

        We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

        On February 11, 2003, our Company entered into a mutual Settlement and Release Agreement with the Stephens Group, Inc., Staffmark Investment, LLC, a majority-owned subsidiary of Stephens Group, Inc. and its subsidiaries (collectively, the "Stephens Group"), to terminate, dismiss and retain intact our Company's favorable summary judgment ruling with respect to a litigation matter in Delaware Superior Court. In addition to the mutual releases, the mutual Settlement and Release Agreement required our Company to pay $950,000 to the Stephens Group. The parties agreed that the existence of the settlement agreement and all of its terms, including any payment, were not evidence of any wrongdoing or liability related to the sale of our Company's commercial staffing business in June 2000. The settlement amount of $950,000 was charged to discontinued operations in the 2002 statement of operations and such amount was subsequently paid in February 2003.

        During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the "IRS") that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. Our Company has responded to various IRS information requests by delivering documents and answering questions. For the period of the fiscal years covered by the audit, we owned staffing-related businesses, which were sold during the 2000 and 2001 fiscal years. The results of the IRS audit could have an impact on our deferred tax asset, however as of the date of the filing of this Form 10-K, we do not believe any such impact would be material to our financial position.

        We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001, and related civil penalties concerning the purported untimely filing of tax information. Between the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and March of 2004, we have been successful in obtaining abatements of certain IRS notices. We continue to dispute additional unresolved IRS assessments presently approximating a range of $0.8 million to $1.6 million. We recorded in 2003 a reserve of $1.0 million representing the low end of such estimate, plus related professional fees. See also Note 4.

16.    LEASE COMMITMENTS:

        Edgewater leases office space and certain equipment under operating leases through 2013. As discussed in Note 14, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases, excluding sublease rentals, that have an initial or remaining lease term in excess of one year are as follows:

Fiscal Years	Amount
(In thousands)
2004	$1,149
2005	1,037
2006	881
2007	726
2008	726
Thereafter	2,748

$7,267

        Rent payments, including amounts paid to related parties for discontinued operations, was approximately $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our Fayetteville office facility. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater in the amounts of $0.2 million for the years 2003, 2004, 2005 and 2006 and will pay $0.1 million in 2007.

        The Company also had capital leases which expired in 2003.

17.    SIGNIFICANT CUSTOMERS:

        The following table summarizes the revenue and accounts receivable from customers in excess of 10% of reported amounts for the periods presented.

	For the Year Ended December 31,
	2003	2002	2001
Revenues
Synapse (related party—Note 14)	47.3%	66.6%	40.1%
Customer A	21.0%	13.3%	—%
	December 31,
	2003	2002
Accounts Receivable
Synapse (related party—Note 14)	53.2%	73.8%
Customer B	10.3%	10.1%

Unaudited Supplementary Quarterly Financial Information
(In Thousands, Except Per Share Data)

        The net (loss) income and earnings per share amounts below include results from discontinued operations.

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Service revenues	$5,189	$6,158	$6,934	$6,773	$25,054
Gross profit	2,321	2,939	3,205	3,049	11,514
Income before discontinued operations	69	164	152	1,609	1,994
Net income	69	164	152	589	974
Basic and diluted income per share before discontinued operations	$0.01	$0.01	$0.01	$0.15	$0.18
Basic and diluted income per share	$0.01	$0.01	$0.01	$0.05	$0.08
	2002
	1st Quarter	2nd Quarter*	3rd Quarter*	4th Quarter*	Total
Service revenues	$4,582	$4,811	$4,590	$4,683	$18,666
Gross profit	1,177	1,938	1,726	1,920	6,761
Income before discontinued operations	(1,459)	(577)	(553)	(7,469)	(10,058)
Income (loss) before change in accounting principle	(1,459)	(577)	(553)	(8,419)	(11,008)
Net income (loss)	(13,910)	(577)	(553)	(8,419)	(23,459)
Basic and diluted income (loss) per share before change in accounting principle	($0.12)	($0.05)	($0.05)	($0.73)	($0.95)
Basic and diluted income (loss) per share	($1.20)	($0.05)	($0.05)	($0.73)	($2.03)

*
Certain amounts were reclassified to conform with the full 2002 annual presentation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9a.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        General.    As of December 31, 2003 (the "Evaluation Date"), the Company evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls") and the Company's "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was carried out by the Company's disclosure controls and procedures committee under the supervision and with the participation of management, including our President and Chief Executive Officer ("the CEO") and Chief Financial Officer ("the CFO"). Rules adopted by the SEC require that in this section of this report, that the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls as of the Evaluation Date.

        CEO and CFO Certifications.    Appearing as exhibits 31.1 and 31.2 to this Annual Report there are two separate forms of "Certifications" of the CEO and the CFO. These Certifications are required under Rule 13a-14(a) of the Exchange Act (the "13a-14 Certifications"). This section of this report, which you are currently reading, is the information concerning the Controls Evaluation referred to in the 13a-14 Certifications and this information should be read in conjunction with the 13a-14 Certifications for a more complete understanding of the topics presented. In addition to the 13a-14 Certifications, a certification of the CEO and the CFO under 18 USC § 1350 is included as Exhibit 32 of this Annual Report. The 1350 Certification requires the CEO and the CFO to certify to the best of their knowledge that this Quarterly Report complies with Section 13(a) or 15(d) of the Exchange Act (as defined below) and that such Annual Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by this Annual Report. You are referenced to this certification for more information regarding the 1350 Certification.

        Disclosure Controls and Internal Controls.    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. However, any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        Scope of the Controls Evaluation.    The CEO's and the CFO's evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly and Annual Reports. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our finance and accounting department.

        Among other matters, the Company sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because the 13a-14 Certifications require that the CEO and the CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        Changes in Internal Controls.    There were no significant changes in our Internal Controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our Internal Controls. Accordingly, no corrective actions were required or undertaken.

        Conclusions.    Based on the Controls Evaluation, as described above, the CEO and the CFO have concluded that as of the Evaluation Date, the Company's Disclosure Controls and Internal Controls were adequate, effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries was made known to them by others within those entities, particularly during the period when the Company's periodic reports are being prepared.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC's rules on or before April 30, 2004.

  (a)
  The information called for by Item 10 of Form 10-K for the identification of directors and executive officers of the Company is included in our proxy statement for our Annual Meeting of Stockholders to be held on June 2, 2004, is incorporated herein by reference to the material under the caption "Election of Directors—Nominees for Election—Other Named Executive Officers."

  (b)
  The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption "Stock Ownership—Section 16 (a) Beneficial Ownership Reporting Compliance" in our proxy statement for our Annual Meeting of Stockholders to be held on June 2, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by Item 11 of Form 10-K for management remuneration involving Item 402 of Regulation S-K is incorporated herein by reference to the material under the caption "Compensation of Outside Directors and the Named Executive Officers" in our proxy statement for our Annual Meeting of Stockholders to be held on June 2, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by Item 12 of Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the caption "Compensation of Outside Directors and the Named Executive Officers—Equity Compensation Plans" and "Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers", respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 2, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by Item 13 of Form 10-K involving Item 404 of Regulation S-K is incorporated herein by reference to the material under the caption "Certain Transactions" in our proxy statement for our Annual Meeting of Stockholders to be held on June 2, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in the 2004 Proxy Statement set forth under the captions "Audit and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference.

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

  (b)
  Reports on Form 8-K during the fourth quarter of 2003. Form 8-K, Item 12 relating to the Company's third quarter 2003 earnings, filed on October 22, 2003.

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
10.2
Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-07513) ).
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
10.27
The Company's Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).(1)

(1)
This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

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
10.35
First Amendment to Employment Agreement dated as of September 17, 1999, between the Company and David Bartholomew, amending that certain Employment Agreement dated as of October 1, 1996, by and among the Company, HRA, Inc. n/k/a Staffmark, Inc.—Nashville and David Bartholomew, which original agreement is incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-15059) (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999), which has been terminated or expired.

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
10.39	The Company's 1999 U.K. Sharesave Plan filed with the SEC on December 22, 1999 (Incorporated by reference from Exhibit 4.6 to the Company's Form S-8 (File No. 333-93325)), which has been terminated.
10.40
The Company's Amended and Restated 1996 Stock Option Plan (Incorporated by reference from Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000), which has been amended and its current state is represented by Exhibit 10.48.
10.41
The Company's 2000 Employee Stock Option Plan filed with the SEC on November 30, 2000 (Incorporated by reference from Exhibit 4.8 to the Company's Form S-8 (File No. 333-50912)), which has been amended and restated and in its current state is represented by Exhibit 10.49.
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
10.45
Employment Agreement dated as of April 14, 2000, by and between Shirley Singleton and Edgewater Technology (Delaware), Inc., which original agreement is incorporated by reference from Exhibit 10.45 to the Company's Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on July 27, 2001, which has been terminated or expired.
10.46
Employment Agreement dated as of April 14, 2000, by and between Dave Clancey and Edgewater Technology (Delaware), Inc., which original agreement is incorporated by reference from Exhibit 10.46 to the Company's Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on July 27, 2001, which agreement has been terminated or expired.
10.47
Employment Agreement dated as of July 31, 2000, by and between David Gallo and Edgewater Technology (Delaware), Inc., which original agreement is incorporated by reference from Exhibit 10.47 to the Company's Form 10-K for the year ended December 31, 2001 filed with the SEC on March 27, 2002, which has been terminated or expired.
10.48
Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company's Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002).(1)

(1)
This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

10.49
Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002. (Incorporated by reference from Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002) which has been amended and in its current state is reflected in Exhibit 10.51.(1)
10.50
Employment Agreement dated as of July 19, 2002, by and between Kevin Rhodes and the Company, which is incorporated by reference from Exhibit 10.50 to the Company's Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002, which has been terminated or expired.
10.51
Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-50912 filed with the SEC on May 30, 2002).(1)
10.52
Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313 filed with the SEC on May 30, 2002).(1)

10.53
Termination Agreement by and between Brewer Investments II, LLC and the Company effective as of June 28, 2000, terminating the Lease Agreement for the 234 E. Millsap Road and 302 E. Millsap Road premises in Fayetteville, Arkansas and referenced as Exhibit 10.31. (Incorporated by reference from Exhibit 10.53 to the Company's Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).
10.54
Lease Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2000 and effective as of July 1, 2000 for Edgewater Technology, Inc.'s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.54 to the Company's Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).
10.55
Sublease Agreement dated as of July 1, 2002 by and between the Company and Tyson Foods, Inc. for the sublease of the property at 302 E. Millsap Rd., in Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.55 to the Company's Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).
10.56
Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)
10.57
Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. ("Edgewater Delaware") and Shirley Singleton dated as of June 12, 2003, which supercedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.57 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)

(1)
This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

10.58
Employment Agreement by and among the Company, Edgewater Delaware and Dave Clancey dated as of June 12, 2003, which supercedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Dave Clancey. (Incorporated by reference from Exhibit 10.58 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)
10.59
Employment Agreement by and among the Company, Edgewater Delaware and Dave Gallo dated as of June 12, 2003, which supercedes and terminates that certain employment agreement dated as of July 31, 2000 by and between Edgewater Delaware and Dave Gallo. (Incorporated by reference from Exhibit 10.59 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)
10.60
Employment Agreement by and among the Company, Edgewater Delaware and Kevin Rhodes dated as of May 22, 2003, which supercedes and terminated that certain employment agreement dated as of July 19, 2002 by and between the Company and Kevin Rhodes. (Incorporated by reference from Exhibit 10.60 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)
16.1
Letter from Arthur Andersen LLP to the SEC dated June 28, 2002 regarding a change in the Company's independent accountants. (Incorporated by reference from Exhibit 16.1 to the Company's Form 8-K filed with the SEC on June 28, 2002).

21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2003.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Notice regarding Consent of Arthur Andersen LLP.*
24.1	Power of Attorney (See Signature Page).*
31.1	13a-14 Certification—President and Chief Executive Officer*
31.2	13a-14 Certification—Chief Financial Officer*
32	Section 1350 Certification*

(1)
This Agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

*
Filed herein

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 30, 2004.

EDGEWATER TECHNOLOGY, INC.
By:	/s/ SHIRLEY SINGLETON Shirley Singleton President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Shirley Singleton and Kevin R. Rhodes and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Name	Title	Date

/s/ SHIRLEY SINGLETON Shirley Singleton	President, Chief Executive Officer and Director	March 30, 2004
/s/ KEVIN R. RHODES Kevin R. Rhodes	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ WILLIAM J. LYNCH William J. Lynch	Non-Executive Chairman and Director	March 30, 2004
/s/ CLETE T. BREWER Clete T. Brewer	Director	March 30, 2004
/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 30, 2004
/s/ BOB L. MARTIN Bob L. Martin	Director	March 30, 2004
/s/ WAYNE WILSON Wayne Wilson	Director	March 30, 2004