Form 10-Q
period 2004-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2004-05-07
CIK 1017968

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 0-20971

Edgewater Technology, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	71-0788538 (I.R.S. Employer Identification No.)
20 Harvard Mill Square Wakefield, MA (Address of Principal Executive Offices)	01880-3209 (Zip Code)

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

        The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 7, 2004 was 11,438,427.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,049	$27,881
Short-term investments	17,385	16,378
Accounts receivable, net(1)	4,142	3,532
Deferred income taxes, net	547	547
Income tax refund receivable	1,430	1,430
Prepaid expenses and other current assets	813	646

Total current assets	49,366	50,414
Property and equipment, net	1,249	1,309
Intangible assets, net	13,031	13,135
Deferred income taxes, net	21,548	21,628
Other assets	45	45

Total assets	$85,239	$86,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,626	$1,567
Other liabilities including discontinued operations	1,457	1,987
Accrued payroll and related liabilities	927	2,009
Other liabilities	28	84

Total current liabilities	4,038	5,647
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2004 and December 31, 2003, respectively, 11,422 and 11,366 shares outstanding as of March 31, 2004 and December 31, 2003, respectively	297	297
Paid-in capital	217,699	217,825
Treasury stock, at cost, 18,314 and 18,370 shares at March 31, 2004 and December 31, 2003, respectively	(140,979)	(141,324)
Deferred stock-based compensation	(570)	(603)
Retained earnings	4,754	4,689

Total stockholders' equity	81,201	80,884

Total liabilities and stockholders' equity	$85,239	$86,531

(1)
Includes related party amounts of $1,749 and $1,853 at March 31, 2004 and December 31, 2003, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Service revenues(1)	$6,422	$5,189
Cost of services	3,841	2,868

Gross profit	2,581	2,321
Operating expenses:
Selling, general and administrative	2,382	2,135
Depreciation and amortization	193	204

Total operating expenses	2,575	2,339

Operating income (loss)	6	(18)
Interest income, net	101	133

Income before income taxes	107	115
Tax provision	42	46

Net income	$65	$69

Basic and diluted earnings per share
Net income	$0.01	$0.01

Weighted average shares, basic	11,392	11,473

Weighted average shares, diluted	12,367	11,557

(1)
Includes related party amounts of $2,646 and $3,045 for the three months ended March 31, 2004 and 2003, respectively

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65	$69
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	194	204
Provision for bad debts	10	45
Deferred income taxes	80	46
Amortization of stock-based compensation	33	—
Change in operating accounts:
Accounts receivable	(620)	(175)
Prepaid expenses and other current assets	(167)	109
Accounts payable and accrued liabilities	59	(914)
Accrued payroll and related liabilities	(1,082)	316
Other liabilities	(56)	(47)

Net cash (used in) operating activities	(1,484)	(347)

Net cash (used in) discontinued operating activities	(530)	(1,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	11,150	9,350
Purchases of short-term investments	(12,157)	(5,200)
Purchases of property and equipment	(30)	(80)

Net cash (used in) provided by investing activities	(1,037)	4,070

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on borrowings	—	(42)
Proceeds from employee stock plans and stock option exercises	237	21
Repurchases of common stock	(18)	(276)

Net cash provided by (used in) financing activities	219	(297)
Net (decrease) increase in cash and cash equivalents	(2,832)	2,208
CASH AND CASH EQUIVALENTS, beginning of period	27,881	29,159

CASH AND CASH EQUIVALENTS, end of period	$25,049	$31,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$2

Cash receipts from related parties	$2,759	$2,991

Cash paid to related parties	$56	$56

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

        Edgewater Technology, Inc. ("Edgewater," "Edgewater Technology," "the Company," "our Company," "we," "us" or "our") is an award-winning strategic consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. By targeting strategic, mission critical applications, our consultants collaborate with customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts, our Company employs approximately 154 technical consulting professionals throughout our network of strategically positioned solutions centers.

        Our Company was incorporated in the State of Delaware in 1996. Our Company's business operations are conducted primarily through two subsidiaries: Edgewater Technology (Delaware), Inc., a Delaware corporation that was incorporated in 1992 and acquired by our Company on May 17, 1999, and Edgewater Technology (Virginia), Inc. (f/k/a Intelix, Inc.), a northern Virginia corporation that was incorporated in 1993 and was acquired by our Company on June 2, 2003.

2. BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements have been prepared by Edgewater Technology pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2003 Annual Report on Form 10-K as filed with the SEC on March 30, 2004.

        The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3. BUSINESS COMBINATION:

        On June 2, 2003, our Company acquired all of the outstanding common stock of Intelix, Inc. ("Intelix"), a provider of systems integration and custom software development services located in Fairfax, Virginia. The results of Intelix's operations have been included in the Company's accompanying unaudited condensed consolidated statements of operations since the acquisition date. The acquisition was made to enhance Edgewater's geographical presence and to provide additional vertical expertise in the telecommunications and real estate industries.

        Related to the purchase of Intelix, the Company recorded $1.4 million in goodwill and $0.5 million in identifiable intangible assets, all in accordance with SFAS No. 141. The identifiable intangible assets were determined by a third party appraiser and are being amortized on the straight-line basis over their estimated useful lives (4-8 years). The goodwill is an indefinite lived asset in accordance with SFAS No. 142 and is subject to periodic review for impairment. This goodwill is not deductible for tax purposes. The Intelix business is included in the Company's only reportable segment (see Note 10).

4. REVENUE RECOGNITION:

        The Company recognizes revenue from three types of contracts: time and materials, subscription services, and fixed-price. A majority of the Company's contracts are billed on a time and materials basis. Time and materials contracts represented 69.0% and 68.1% of revenues for the three months ended March 31, 2004 and 2003, respectively. Revenue under time and materials contracts is generally recognized as services are rendered and performed at contractually agreed upon rates.

        We also perform subscription services related to IT infrastructure: Strategy, Audit, Remediation and Monitoring. Subscription services represented 10.8% and 12.3% of revenues for the three months ended March 31, 2004 and 2003, respectively. Revenue under subscription services contracts is generally recognized as monthly fixed amounts, for a specified period of time, as outlined within the respective contract.

        Revenue pursuant to fixed-price contracts is generally recognized under the proportional performance method of accounting. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized, subject to any warranty provisions and other holdbacks on revenue. Any warranty provisions included in fixed-price contracts are accounted for as a holdback of revenue until such provisions are satisfied. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are reasonable, and estimates are adjusted as needed. Fixed-price contracts represented 20.2%, and 19.6% of revenues for the three months ended March 31, 2004 and 2003, respectively.

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

        For the three months ended March 31, 2004 and 2003, three and two customers, respectively, including Synapse (a related party—See Note 11), accounted for more than 10% of revenues. For the three months ended March 31, 2004 and 2003, our five largest customers represented 80.9% and 88.0% of our revenues in the aggregate, respectively.

5. PROVISION FOR INCOME TAXES:

        The Company has deferred tax assets related to net operating loss carryforwards and tax credits, which expire at different times through and until 2021. Management evaluates the realizability of the deferred tax assets quarterly and may adjust the valuation allowance based on such analysis in the future. The Company has provided a valuation allowance against certain deferred tax assets aggregating approximately $14.1 million, which allowance has remained unchanged since December 31, 2003. This valuation allowance is based on management estimates and represents tax credits and certain state net operating loss carryforwards and other assets that the Company concluded were not likely to be realized. The Company concluded the remaining assets, which consist primarily of the U.S. Federal net operating loss carryforward, is more likely than not to be realized through future taxable income. The Company is recording a deferred tax provision against income earned in 2004 using an estimated effective tax rate of 40%, with a corresponding reduction in the recorded net deferred tax assets. The Company recorded a tax provision of $0.04 million for the three months ended March 31, 2004, by reducing the net deferred tax asset, resulting in a remaining net deferred tax asset of $22.1 million as of March 31, 2004. The Company does not anticipate having to expend cash for any federal income taxes in 2004 because of the availability of the net operating loss carryforwards. The effective tax rate for 2003 was 40%. The Company recorded a tax provision of $0.04 million for the three months ended March 31, 2003.

6. STOCKHOLDERS' EQUITY:

  Stockholder Rights Plan:

        The Company has a stockholder rights plan, commonly referred to as a "poison pill", that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under this plan, our Board of Directors can issue preferred stock in one or more series without stockholder action. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us. No preferred stock has been issued as of March 31, 2004.

  2003 Equity Incentive Plan:

        In May 2003, the Company's Board of Directors approved the "Edgewater Technology, Inc. 2003 Equity Incentive Plan" (the "2003 Plan") for the purpose of attracting and retaining employees and providing a vehicle to increase management's equity ownership in the Company. The 2003 Plan provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company's common stock. In May 2003, the Company's Compensation Committee authorized restricted share awards to certain executives of the Company under the 2003

Plan aggregating 140,000 shares of the Company's common stock (the "Restricted Share Awards"). The aggregate compensation expense associated with the Restricted Share Awards is approximately $0.7 million, which amount is being amortized straight-line over the vesting term (five years). Compensation expense related to the Restricted Share Awards during the three months ended March 31, 2004 amounted to $0.03 million.

  General:

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Data)
Net income (loss)
As reported	$65	$69
Add: Stock-based compensation expense included in reported net income, net of tax	20	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(265)	(336)

Pro forma	$(180)	$(267)

Basic and diluted earnings (loss) per share
As reported	$0.01	$0.01

Pro forma	$(0.02)	$(0.02)

        Assumptions included in Black-Scholes Option-Pricing Model:

	Three Months Ended March 31,
	2004	2003
Weighted average risk-free interest rate	2.80%	2.72%
Dividend yield	0%	0%
Weighted average expected life	5 years	4 years
Expected volatility	67%	68%

7. SHORT TERM INVESTMENTS:

        The Company records its investments in cash and marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Our short-term investments have maturity dates of one year or less when acquired and are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include, but are not limited to, government obligations, including agencies, and commercial paper. All short-term investments with remaining maturities at the date of purchase of three months or less are considered cash equivalents. As of March 31, 2004, our short-term investments consisted of $15.3 million in commercial paper and $2.1 million in government obligations, including agencies, and amortized cost approximated fair value. As of December 31, 2003, our short-term investments consisted of $14.3 million in commercial paper and $2.1 million in government obligations, including agencies, and amortized cost approximated fair value.

8. INTANGIBLE ASSETS:

        During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets will continue to be amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing the "fair value" methodology. The Company evaluates the fair value of its reporting unit utilizing various valuation techniques. During the first quarter of 2002, as a result of declining industry stock prices, the Company recognized a transitional impairment loss of $12.5 million as the cumulative effect of a change in accounting principle.

        Goodwill must be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment test on December 2, 2003, our selected annual measurement date, and determined that there was no further impairment. Our net goodwill as of March 31, 2004 and December 31, 2003, was $12.2 million, respectively and other net intangibles amounted $0.8 million and $0.9 million as of March 31, 2004 and December 31, 2003, respectively.

        Intangible assets consisted of the following as of:

	March 31, 2004	December 31, 2003
	(In Thousands)
Goodwill	$21,358	$21,358
Other intangibles	2,160	2,160

	23,518	23,518
Less: Accumulated amortization	10,487	10,383

	$13,031	$13,135

        Total amortization expense was $0.1 million for the three months ended March 31, 2004 and 2003. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2004 through 2010.

9. EARNINGS PER SHARE:

        A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands Except Per Share Data)
Basic earnings per share:
Net income applicable to common shares	$65	$69

Weighted average common shares outstanding	11,392	11,473

Basic income per share of common stock	$0.01	$0.01

Diluted earnings per share:
Net income applicable to common shares	$65	$69

Weighted average common shares outstanding	11,392	11,473
Dilutive effect of stock options	975	84

Weighted average common shares, assuming dilutive effect of stock options	12,367	11,557

Diluted earnings per share of common stock	$0.01	$0.01

        Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 0.3 million and 2.9 million for the three months ended March 31, 2004 and 2003, respectively. Total outstanding options as of March 31, 2004 and 2003 were 4.6 million shares and 3.8 million shares, respectively.

10. SEGMENT INFORMATION:

        The Company engages in business activities under one operating segment, which combines strategic consulting, technical knowledge, and industry domain expertise to develop custom technology solutions.

11. RELATED PARTIES:

        The Synapse Group, Inc. ("Synapse"), one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company's Board of Directors. During the three months ended March 31, 2004 and 2003, revenues from Synapse represented 41.7% and 59.1%, respectively, of total revenues. Revenues, receivables and payments received from Synapse are disclosed in the accompanying unaudited condensed consolidated financial statements, which balances were within the Company's normal business terms.

        In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.06 million for the three months ended March 31, 2004 and 2003. The Company's corporate headquarters moved to Wakefield, Massachusetts during 2001, and the Company subleased the Fayetteville facility to a third party in 2002. Sublease payments of $0.05 million were received during the three months ended March 31, 2004 and 2003.

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

        We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001, and related civil penalties concerning the purported untimely filing of tax information. Between the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and March of 2004, we have been successful in obtaining abatements of certain IRS notices. We also continue to work to resolve other outstanding IRS assessments, which presently are in a range of $0.8 million to $1.6 million. The Company recorded a reserve in 2003 of $1.0 million under discontinued operations, representing the low end of such estimate, plus related professional fees. The accrual is carried in the other liabilities section in the March 31, 2004 balance sheet.

        The Company entered into employment agreements with certain executive officers and management personnel during the second quarter of 2003, which agreements provide for annual salaries, cost-of-living adjustments and additional compensation opportunities in the form of "performance-based" bonuses. Certain agreements include covenants against competition with our Company, which extend for a period of time after termination. These agreements extend for a four-year period through 2007.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Business Overview

        Edgewater Technology, Inc. is an award-winning consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. By targeting strategic, mission-critical applications, our consultants collaborate with our customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts, our Company employs approximately 154 technical consulting professionals throughout our network of strategically positioned solutions centers.

        Edgewater Technology offers a full spectrum of services and expertise to ensure the success of IT projects of any size and complexity, including:

  •
  Strategy—In a business environment where business is supported by an ever-increasing foundation of enabling technology, customer software, packaged software, networks, and technical infrastructure, Edgewater's strategy approach is more important than ever before. While this technology has been largely responsible for huge productivity gains and innovative new business models, the downside has also grown in terms of managing an ever increasing dependence on technology that is aging faster, becoming more complex, under increasing security scrutiny, and becoming ever more expensive. The choices have increased exponentially so a simple horizontal technology-only view will no longer suffice.

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

  •
  Build—Edgewater Technology focuses on top IT talent and its most effective application to any IT project build. Edgewater's team is multi-disciplinary in terms of technology, methodology, and project management, providing the ultimate in flexibility and risk management. The Company has achieved a better than 95% repeat business factor as a result of our extensive work in developing systems with our experienced consultants.

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

  •
  Accounting for Income Taxes; and

  •
  Valuation of Long-Lived and Intangible Assets.

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. See notes to unaudited condensed consolidated financial statements included elsewhere herein, which contain additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed above as critical to our business operations and the understanding of our results of operations.

        Revenue Recognition.    Our revenues are derived from fees for services generated on a project-by-project basis. The Company recognizes revenue from three types of contracts: time and materials, subscription services, and fixed-price. A majority of the Company's contracts are billed on a time and materials basis. Time and materials contracts represented 69.0% and 68.1% of revenues for the three months ended March 31, 2004 and 2003, respectively. Revenues related to time and materials contracts are generally recognized based on the number of hours worked by our consultants at agreed upon rates. Revenues under time and materials contracts are generally recognized in the period in which the services are performed.

        We also perform subscription services related to IT infrastructure: Strategy, Audit, Remediation and Monitoring. Subscription services represented 10.8% and 12.3% of revenues for the three months ended March 31, 2004 and 2003, respectively. Revenue under subscription services contracts is generally recognized as monthly fixed amounts, for a specified period of time, as outlined within the respective contract.

        Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized, subject to any warranty provisions and other holdbacks on revenue. Any warranty provisions included in fixed-price contracts are accounted for as a holdback of revenue until such provisions are satisfied. A formal project review process takes place monthly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are reasonable, and estimates are adjusted as needed. Fixed-price contracts represented 20.2% and 19.6% of revenues for the three months ended March 31, 2004 and 2003, respectively.

        Revenues and earnings may fluctuate from year to year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include estimates used for fixed-price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances, which could affect our estimates. Reimbursements of "out-of-pocket" expenses charged to customers are reflected as revenue.

        Accounting for Income Taxes.    As part of the process of preparing our condensed consolidated financial statements, significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a $14.1 million valuation allowance against our net deferred tax assets as March 31, 2004 and December 31, 2003, respectively, due to potential uncertainty related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. We consider scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the deferred tax assets may be recorded, which could materially impact our financial position and net income (loss) in the period. The net deferred tax asset was $22.1 million as of March 31, 2004, which amount management believes will be realized.

        Valuation of Long-Lived and Intangible Assets.    We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually through the use of a third party appraiser, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include: 1) significant negative industry or economic trends, 2) significant operating underperformance relative to expected historical or projected future results, 3) significant decline in our stock price or the stock price of our industry peers and/or 4) a decline in our market capitalization relative to our net book value. Our judgments regarding the existence of impairment indicators are based upon legal factors, market conditions and operational performance. Our Company adopted SFAS No. 142 in 2002 and in accordance therewith, recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million upon adoption on January 1, 2002. On December 2, 2002, our selected annual measurement date, our Company recorded an additional non-cash charge of $7.4 million due to a further impairment of goodwill. As further described in Note 3 to the unaudited condensed consolidated financial statements included elsewhere herein, the Company acquired Intelix on June 2, 2003 and recorded $1.4 million in goodwill and $0.5 million in identifiable intangibles, which are being amortized over 4 to 8 years.

Financial Information

        The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto and the other financial data included in this Quarterly Report on Form 10-Q.

Results for the three months ended March 31, 2004 compared to results for the three months ended March 31, 2003

        Service Revenues.    Revenues for the three months ended March 31, 2004 increased $1.2 million, or 23.8%, to $6.4 million compared to $5.2 million for the three months ended March 31, 2003. The revenue increase reflects the acquisition of Intelix since June 2, 2003, which represents 58% of the increase, combined with organic growth from the positive effects of sales efforts designed to reduce customer concentration and engage new customers, which represents the remaining 42% of the increase. For the three months ended March 31, 2004 and 2003, three and two customers, respectively, contributed more than 10% of revenues. For the three months ended March 31, 2004 and 2003, our five largest customers represented 80.9% and 88.0% of our revenues in the aggregate, respectively.

Expenses reimbursed by our clients are also included in revenue. Also see Note 11, Related Parties, to the unaudited condensed consolidated financial statements included elsewhere herein, for additional information.

        Cost of Services.    Project personnel costs consist principally of salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs increased $0.9 million, or 33.9%, to $3.8 million for the three months ended March 31, 2004, compared to $2.9 million for the three months ended March 31, 2003. This increase is due to the increase in billable consultants from 122 at March 31, 2003 to 154 at March 31, 2004, which is in large part a result of the acquisition of Intelix during June 2003, which added 29 billable consultants.

        Gross Profit.    Gross profit for the three months ended March 31, 2004 increased $0.3 million, or 11.2%, to $2.6 million, compared to $2.3 million for the three months ended March, 2003. The increase in gross profit directly relates to the increase in billable hours and revenues combined with gross profit related to the Intelix acquisition of $0.1 million for the three months ended March 31, 2004. Utilization rates were 75.5% for the three months ended March 31, 2004, compared to 77.2% for the three months ended March 31, 2003. Gross profit margin for the three months ended March 31, 2004 was 40.2%, compared to 44.7% during the three months ended March 31, 2003.

        Selling, General and Administrative Expense ("SG&A").    SG&A increased $0.3 million, or 11.6%, to $2.4 million for the three months ended March 31, 2004 compared to $2.1 million for the three months ended March 31, 2003. This increase is related to additional facility and overhead costs assumed with the acquisition of Intelix. SG&A, as a percentage of revenue, was 37.1% and 41.2% for the three months ended March 31, 2004 and 2003, respectively.

        Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.01 million to $0.2 million for the three months ended March 31, 2004, compared to $0.2 million for the three months ended March 31, 2003. This decrease reflects tighter spending controls on purchases of new fixed assets and a relative reduction in depreciation as older assets fully depreciate, offset by slightly additional amortization expense due to the Intelix acquisition.

        Operating Income (Loss).    Operating income increased $0.03 million to $0.01 million for the three months ended March 31, 2004, compared to a net loss of ($0.02) million for the three months ended March 31, 2003. Operating income increased from the prior year primarily due to the increase in revenue.

        Interest Income and Other, Net.    We earned net interest income of $0.10 million for the three months ended March 31, 2004, compared to net interest income of $0.13 million for the three months ended March 31, 2003. The slight decrease in net interest income is due to the lower average cash balances as a result of common stock repurchases and discontinued operations payments made during 2003.

        Tax Provision.    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rates for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. We recorded a tax provision of $0.04 million and $0.04 million for the three months ended March 31, 2004 and 2003, respectively, which represents an estimated effective rate of 40%, which includes state and federal income tax rates. We expect the estimated effective tax rate to remain at approximately 40% for the remainder of 2004.

        Net Income.    We generated net income of $0.07 million for the three months ended March 31, 2004 compared to $0.07 million for the three months ended March 31, 2003. Year over year net income was primarily affected by the increase in service revenues in 2004 over 2003, offset by additional cost of sales and sales, general and administrative expenses discussed above. Basic and diluted earnings per share was $0.01 and $0.01 for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

        The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows provided by (used in):
Operating activities	$(1,485)	$(347)
Investing activities	(1,037)	4,070
Financing activities	220	(297)
Discontinued operating activities	(530)	(1,218)

Total cash (used in) provided during the period	$(2,832)	$2,208

        As of March 31, 2004, we had cash, cash equivalents and short-term investments of $42.4 million, a 4.1% decrease from the December 31, 2003 balance of $44.3 million. Working capital, which is defined as current assets less current liabilities, increased to $45.3 million as of March 31, 2004 compared to $44.8 million as of December 31, 2003.

        Our primary historical sources of funds are from operations and the proceeds from equity offerings. Our principal historical uses of cash have been to fund working capital requirements and capital expenditures. We generally pay our employees bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

        Our Board of Directors, in September 2002, authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period, as amended, to expire December 31, 2003, which was extended through February, 2005. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this repurchase program, during the three months ended March 31, 2004 the Company did not make any share repurchases. During the three months ended March 31, 2003, we repurchased 70,932 and shares of our common stock for $0.3 million. As part of this repurchase program, effective February 14, 2003, our Board authorized an SEC Rule 10b5-1 repurchase program with a broker that allows the Company to make more consistent repurchases of our common stock even during traditional blackout periods. As of March 31, 2004, the Company is authorized to repurchase up to $18.6 million of our common stock prior to February, 2005.

        Net cash used by operating activities was $1.5 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The cash used during the three months ended March 31, 2004 was primarily related to the payment of the 2003 bonus accrual, while the cash used during the three months ended March 31, 2003 was primarily attributable to cash outflows for annual insurance renewals.

        Net cash (used in) provided by investing activities was ($1.0) million and $4.1 million for the three months ended March 31, 2004 and 2003, respectively. Cash used in investing activities during the three months ended March 31, 2004 was primarily attributable to the purchases of short-term investments. Cash provided by investing activities for the three months ended March 31, 2003 was attributed to maturities of short-term investments. As of March 31, 2004, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

        Net cash provided by (used in) financing activities was $0.2 million and ($0.3) million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004, cash provided by financing activities was primarily related to cash received from stock option exercises and proceeds from the employee stock purchase program. For the three months ended March 31, 2003, cash used in financing activities was primarily related to repayments on our capital lease obligations and repurchases of common stock.

        Net cash used by previously discontinued operations was $0.5 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. These amounts relate to expenses accrued in 2003 for discontinued operating activities, with a payment of $950,000 in February 2003 for the litigation settlement related to discontinued operations and accrued for at December 31, 2002 (See Note 12).

        As a result of the above, our combined cash and cash equivalents decreased $2.8 million and increased $2.2 million for the three months ended March 31, 2004 and 2003, respectively. The aggregate of cash, cash equivalents and short-term investments was $42.4 million and $44.3 million, as of March 31, 2004 and December 31, 2003, respectively.

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

Acquisition of Intelix, Inc.

        On June 2, 2003, the Company acquired all of the outstanding common stock of Intelix, Inc. ("Intelix"), a provider of systems integration and custom software development services located in Fairfax, Virginia. The results of Intelix's operations have been included in the Company's accompanying unaudited condensed consolidated statements of operations since the acquisition date. The acquisition was made to enhance Edgewater's geographical presence and will provide additional vertical expertise in the telecommunications and real estate industries.

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

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

        We lease office space and certain equipment under noncancelable operating and capital lease arrangements through 2009. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.2 million, and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

        The Company entered into employment agreements with certain executive officers and management personnel during the second quarter of 2003, which agreements provide for annual salaries, cost-of-living adjustments and additional compensation opportunities in the form of "performance-based" bonuses. Certain agreements include covenants against competition with our Company, which extend for a period of time after termination. These agreements extend for a four-year period through 2007.

Special Note Regarding Forward Looking Statements

        Some of the statements in this Quarterly Report on Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenues, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading "Business—Factors Affecting Finances, Business Prospects and Stock Volatility" in our 2003 Annual Report on Form 10-K as filed with the SEC on March 30, 2004.

        The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "enable" "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives; including growth in entities acquired by our Company: (2) changes in industry trends, such as a decline in the demand for solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) unanticipated events or the occurrence of fluctuations or variability in the matters identified under "Critical Accounting Policies"; (4) failure of our sales pipeline to be converted to billable work and recorded as revenue; (5) potential quarterly revenue variability that could arise under contracts where our customers have the flexibility to determine the level of services they may require of us; (6) adverse developments and volatility involving geopolitical or technology market conditions; (7) the occurrence of lawsuits or adverse results in tax matters; (8) loss of key executives; (9) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (10) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (11) expanding outsourcing services to generate additional revenue; (12) any changes in ownership, adverse developments concerning the IRS audit of our corporate tax returns for the 1998-2000 fiscal years, that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a net deferred tax asset of approximately $22.1 million as of March 31, 2004; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control and/or successfully resolve remaining outstanding IRS matters relating to our former staffing businesses. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I "Business—Factors Affecting Finances, Business Prospects and Stock Volatility" in our 2003 Form 10-K filed with the SEC on March 30, 2004. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, to fund strategic acquisitions, or other transactions which may be authorized by our Company's Board of Directors. None of our market-risk sensitive instruments are held for trading purposes. We do not purchase derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        General.    As of March 31, 2004 (the "Evaluation Date"), the Company evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls") and the Company's "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was carried out by the Company's disclosure controls and procedures committee under the supervision and with the participation of management, including our President and Chief Executive Officer ("the CEO") and Chief Financial Officer ("the CFO"). Rules adopted by the SEC require that in this section of this report, that the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls as of the Evaluation Date.

        CEO and CFO Certifications.    Appearing as exhibits 31.1 and 31.2 to this quarterly report there are two separate forms of "Certifications" of the CEO and the CFO. These Certifications are required under Rule 13a-14(a) of the Exchange Act (the "13a-14 Certifications"). This section of this report, which you are currently reading, is the information concerning the Controls Evaluation referred to in the 13a-14 Certifications and this information should be read in conjunction with the 13a-14 Certifications for a more complete understanding of the topics presented. In addition to the 13a-14 Certifications, a certification of the CEO and the CFO under 18 USC § 1350 is included as Exhibit 32 of this Quarterly Report. The 1350 Certification requires the CEO and the CFO to certify to the best of their knowledge that this Quarterly Report complies with Section 13(a) or 15(d) of the Exchange Act (as defined below) and that such Quarterly Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by this Quarterly Report. You are referenced to this certification for more information regarding the 1350 Certification.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable as there were no matters submitted to our company's stockholders during the quarterly period ended March 31, 2004.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

31.1	13a-14 Certification—President and Chief Executive Officer
31.2	13a-14 Certification—Chief Financial Officer
32	Section 1350 Certification
  (b)
  Reports on Form 8-K

  1.
  A Form 8-K was filed with the SEC on February 11, 2004 relating to the announcement of our fourth quarter and full year 2003 financial results.

  2.
  A Form 8-K/A was filed with the SEC on March 18, 2004 relating to the announcement that the Company was revising the fourth quarter and full year 2003 financial results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.
Date: May 7, 2004	/s/ SHIRLEY SINGLETON Shirley Singleton President and Chief Executive Officer
Date: May 7, 2004	/s/ KEVIN R. RHODES Kevin R. Rhodes Chief Financial Officer (principal financial and accounting officer)