Form 10-Q
period 2004-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2004-08-11
CIK 1017968

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

        The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 3, 2004 was 11,278,686.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

INDEX

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,037	$27,881
Short-term investments	20,265	16,378
Accounts receivable, net(1) of allowance of $228 and $220, respectively	4,340	3,532
Deferred income taxes, net	547	547
Income tax refund receivable	1,430	1,430
Prepaid expenses and other current assets	698	646

Total current assets	49,317	50,414
Property and equipment, net	1,229	1,309
Intangible assets, net	12,928	13,135
Deferred income taxes, net	21,652	21,628
Other assets	45	45

Total assets	$85,171	$86,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,394	$1,567
Other liabilities including discontinued operations	1,799	1,987
Accrued payroll and related liabilities	612	2,009
Other liabilities	33	84

Total current liabilities	3,838	5,647
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2004 and December 31, 2003, 11,458 and 11,366 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	297	297
Paid-in capital	217,594	217,825
Treasury stock, at cost, 18,278 and 18,370 shares at June 30, 2004 and December 31, 2003, respectively	(140,733)	(141,324)
Deferred stock-based compensation	(536)	(603)
Retained earnings	4,711	4,689

Total stockholders' equity	81,333	80,884

Total liabilities and stockholders' equity	$85,171	$86,531

(1)
Includes related party amounts of $1,581 and $1,853 at June 30, 2004 and December 31, 2003, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Service revenues(1)	$6,138	$6,158	$12,560	$11,347
Cost of services	3,730	3,219	7,571	6,087

Gross profit	2,408	2,939	4,989	5,260
Operating expenses:
Selling, general and administrative	2,361	2,539	4,710	4,674
Stock-based compensation expense	34	—	67	—
Depreciation and amortization	197	223	390	427

Total operating expenses	2,592	2,762	5,167	5,101

Operating (loss) income	(184)	177	(178)	159
Interest income, net	113	96	214	229

(Loss) income before income taxes	(71)	273	36	388
Tax (benefit) provision	(28)	109	14	155

Net (loss) income	$(43)	$164	$22	$233

Basic and diluted (loss) earnings per share
Net (loss) income	$(0.00)	$0.01	$0.00	$0.02

Weighted average shares, basic	11,435	11,365	11,413	11,416

Weighted average shares, diluted	12,200	11,554	12,288	11,553

(1)
Includes related party amounts of $2,343 and $2,967 for the three months ended June 30, 2004 and 2003, respectively, and $4,989 and $6,012 for the six months ended June 30, 2004 and 2003, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(43)	$164	$22	$233
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of acquisition:
Depreciation and amortization	197	223	390	427
Provision for doubtful accounts	—	(20)	10	25
Deferred income taxes	(104)	109	(24)	155
Amortization of stock-based compensation	34	—	67	—
Changes in operating accounts:
Accounts receivable	(198)	(653)	(818)	(828)
Prepaid expenses and other current assets	115	175	(52)	284
Other assets	—	3	—	3
Accounts payable and accrued liabilities	(232)	544	(173)	(370)
Accrued payroll and related liabilities	(315)	(270)	(1,397)	46
Other liabilities	5	(12)	(51)	(59)

Net cash (used in) provided by operating activities	(541)	263	(2,026)	(84)

Net cash provided by (used in) discontinued operating activities	342	(99)	(188)	(1,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	8,935	8,273	20,086	17,623
Purchases of short-term investments	(11,815)	(8,320)	(23,973)	(13,520)
Acquisition of Intelix, Inc., net of cash acquired	—	(1,950)	—	(1,950)
Capital expenditures	(74)	(58)	(104)	(138)

Net cash (used in) provided by investing activities	(2,954)	(2,055)	(3,991)	2,015

CASH FLOW FROM FINANCING ACTIVITES:
Payments on borrowings	—	(14)	—	(56)
Proceeds from employee stock plans and stock option exercises	197	17	434	38
Repurchases of common stock	(56)	(711)	(73)	(987)

Net cash provided by (used in) financing activities	141	(708)	361	(1,005)

Net decrease in cash and cash equivalents	(3,012)	(2,599)	(5,844)	(391)
CASH AND CASH EQUIVALENTS, beginning of period	25,049	31,367	27,881	29,159

CASH AND CASH EQUIVALENTS, end of period	$22,037	$28,768	$22,037	$28,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—	$2

Cash receipts from related parties	$2,523	$3,002	$5,282	$5,993

Cash payments to related parties	$56	$56	$112	$112

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

        Edgewater Technology, Inc. ("Edgewater," "Edgewater Technology," "the Company," "our Company," "we," "us" or "our") is an award-winning strategic consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. By targeting strategic, mission critical applications, our consultants collaborate with customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts, our Company employs approximately 142 technical consulting professionals throughout our network of strategically positioned solutions centers.

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

        The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3. REVENUE RECOGNITION:

        The Company recognizes revenue from three types of contracts: time and materials, subscription services, and fixed-price. A majority of the Company's contracts are billed on a time and materials basis. Time and materials contracts represented 70.6% and 70.1% of revenues for the three and six months ended June 30, 2004, respectively. Time and material contracts represented 70.3% and 69.3% for the three and six months ended June 30, 2003, respectively. Revenue under time and materials contracts is generally recognized as services are rendered and performed at contractually agreed upon rates.

        We also perform subscription services related to IT infrastructure: Strategy, Audit, Remediation and Monitoring. Subscription services represented 8.3% and 9.3% of revenues for the three and six months ended June 30, 2004, respectively. Subscription services represented 10.6% and 11.4% of revenues for the three and six months ended June 30, 2003, respectively. Revenue under subscription services contracts is generally recognized as monthly fixed amounts, for a specified period of time, as outlined within the respective contract.

        Revenue pursuant to fixed-price contracts is generally recognized under the proportional performance method of accounting. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized, subject to any warranty provisions and other holdbacks on revenue. Any warranty provisions included in fixed-price contracts are accounted for as a holdback of revenue until such provisions are satisfied. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are reasonable, and revisions to estimates are made as needed, in the period in which they become known. Fixed-price contracts represented 21.1%, and 20.6% of revenues for the three and six months ended June 30, 2004, respectively. Fixed-price contracts represented 19.1% and 19.3% of revenues for the three and six months ended June 30, 2003, respectively.

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

        The agreements entered into in connection with a project, typically allow the Company's clients to terminate early due to breach or for convenience with approximately 30-120 days notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination.

        For the three and six months ended June 30, 2004, three customers each, including Synapse (a related party—See Note 9), accounted for more than 10% of revenues. For the three and six months ended June 30, 2003, two customers each, including Synapse, accounted for more than 10% of revenues. For the three and six months ended June 30, 2004, our five largest customers represented 75.7% and 76.1% of our revenues in the aggregate, respectively. For the three and six months ended June 30, 2003, our five largest customers represented 85.7% and 86.2% of our revenues in the aggregate, respectively.

4. PROVISION FOR INCOME TAXES:

        The Company has deferred tax assets related to net operating loss carryforwards and tax credits, which expire at different times through and until 2021. Management evaluates the realizability of the deferred tax assets quarterly and may adjust the valuation allowance based on such analysis in the future. The Company has provided a valuation allowance against certain deferred tax assets aggregating approximately $14.1 million, which has remained unchanged since December 31, 2003. This valuation allowance is based on management estimates and represents tax credits and certain state net operating loss carryforwards and other assets that the Company concluded were not likely to be realized. The Company concluded the remaining assets, which consist primarily of the U.S. Federal net operating loss carryforward, is more likely than not to be realized through future taxable income. In addition, as a result of a change in the Internal Revenue Code, our 2002 tax loss will be carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million, which amount has been recorded as Income Tax Receivable. The Company recorded a tax provision of $0.01 million for the six months ended June 30, 2004, by reducing the net deferred tax asset, resulting in a remaining net deferred tax asset of $22.2 million as of June 30, 2004. The Company does not anticipate having to expend cash for any federal income taxes in 2004 because of the availability of the net operating loss carryforwards. The effective tax rate for 2003 was 40%.

5. STOCKHOLDERS' EQUITY:

  2003 Equity Incentive Plan:

        In May 2003, the Company's Board of Directors approved the "Edgewater Technology, Inc. 2003 Equity Incentive Plan" (the "2003 Plan") for the purpose of attracting and retaining employees and providing a vehicle to increase management's equity ownership in the Company. The 2003 Plan provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company's common stock. In May 2003, the Company's Compensation Committee authorized restricted share awards to certain executives of the Company under the 2003 Plan aggregating 140,000 shares of the Company's common stock (the "Restricted Share Awards"). The aggregate compensation expense associated with the Restricted Share Awards is approximately $0.7 million, which amount is being amortized straight-line over the vesting term (five years). Compensation expense related to the Restricted Share Awards during the three and six months ended June 30, 2004 amounted to $0.03 million and $0.06 million respectively.

  General:

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Data)
Net (loss) income as reported	$(43)	$164	$22	$233
Add: Stock-based compensation expense included in reported net income, net of tax	20	—	40	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(353)	(240)	(615)	(602)

Pro forma	$(376)	$(76)	$(553)	$(369)

Basic and diluted earnings (loss) per share
As reported:	$(0.00)	$0.01	$0.00	$0.02

Pro forma	$(0.03)	$(0.01)	$(0.05)	$(0.03)

        Assumptions included in Black-Scholes Option-Pricing Model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average risk-free interest rate	3.81%	2.46%	3.81%	2.46%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	4 years	5 years	4 years	5 years
Expected volatility	66%	67%	66%	67%

6. SHORT TERM INVESTMENTS:

        As of June 30, 2004, our short-term investments consisted of $18.1 million in commercial paper and $2.2 million in government obligations, including agencies, and amortized cost approximated fair value. As of December 31, 2003, our short-term investments consisted of $14.3 million in commercial paper and $2.1 million in government obligations, including agencies, and amortized cost approximated fair value.

7. INTANGIBLE ASSETS:

        The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing the "fair value" methodology. The Company evaluates the fair value of its reporting unit utilizing various valuation techniques and engages an outside valuation firm to provide valuation analysis each year on December 2, which is our selected annual measurement date.

        Our net goodwill as of June 30, 2004 and December 31, 2003 was $12.2 million and other net intangibles amounted $0.7 million and $0.9 million as of June 30, 2004 and December 31, 2003, respectively.

        Intangible assets consisted of the following as of:

	June 30, 2004	December 31, 2003
	(In Thousands)
Goodwill	$21,358	$21,358
Other intangibles	2,160	2,160

	23,518	23,518
Less: Accumulated amortization	10,590	10,383

	$12,928	$13,135

        Total amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively. Total amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2004 through 2010.

8. EARNINGS PER SHARE:

        A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Data)
Basic earnings per share:
Net (loss) income applicable to common shares	$(43)	$164	$22	$233

Weighted average common shares outstanding	11,435	11,365	11,413	11,416

Basic (loss) income per share of common stock	$(0.00)	$0.01	$0.00	$0.02

Diluted earnings per share:
Net (loss) income applicable to common shares	$(43)	$164	$22	$233

Weighted average common shares outstanding	11,435	11,365	11,413	11,416
Dilutive effect of stock options	765	189	875	137

Weighted average common shares, assuming dilutive effect of stock options	12,200	11,554	12,288	11,553

Diluted earnings (loss) per share of common stock	$(0.00)	$0.01	$0.00	$0.02

        Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1.5 million and 0.4 million for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, the diluted computations would have increased by approximately 2.9 million shares, respectively. Total outstanding options as of June 30, 2004 and 2003 were 4.6 million shares and 4.5 million shares, respectively.

9. RELATED PARTIES:

        The Synapse Group, Inc. ("Synapse"), one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company's Board of Directors. During the three and six months ended June 30, 2004, revenues from Synapse represented 38.8% and 40.2%, respectively, of total revenues. During the three and six months ended June 30, 2003, revenues from Synapse represented 48.4% and 53.3%, respectively, of total revenues. Revenues, receivables and payments received from Synapse are disclosed in the accompanying unaudited condensed consolidated financial statements, which balances were within the Company's normal business terms.

        In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.06 million for the three months ended June 30, 2004 and 2003. Rent payments related to these facilities totaled approximately $0.11 million for the six months ended June 30, 2004 and 2003. The Company's corporate headquarters moved to Wakefield, Massachusetts during 2001, and the Company subleased the Fayetteville facility to a third party in 2002. Sublease payments of $0.05 million were received during the three months ended June 30, 2004 and 2003. Sublease payments of $0.1 million were received during the six months ended June 30, 2004 and 2003.

10. COMMITMENTS AND CONTINGENCIES:

        We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

        During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the "IRS") that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. For the period of the fiscal years covered by the audit, we owned staffing-related businesses, which were sold during the 2000 and 2001 fiscal years. On August 2, 2004, our Company was notified by the IRS that no changes were recommended to the tax returns as previously filed. This notice formally documents the completion and closure of the audit of our company's consolidated income tax returns for the 1998, 1999 and 2000 fiscal years.

        We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001, and related civil penalties concerning the purported untimely filing of tax information. Between the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and June of 2004, we have been successful in obtaining abatements of certain IRS notices. We also continue to work to resolve other outstanding IRS assessments, which presently are in a range of $0.8 million to $1.6 million. The Company recorded a reserve in 2003 of $1.0 million under discontinued operations, representing the low end of such estimate, plus related professional fees. The accrual is carried in the other liabilities section in the June 30, 2004 balance sheet.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Edgewater Technology, Inc. is an award-winning consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. By targeting strategic, mission-critical applications, our consultants collaborate with our customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts, our Company employs approximately 142 technical consulting professionals throughout our network of strategically positioned solutions centers.

        Edgewater Technology offers a full spectrum of services and expertise to ensure the success of IT projects of any size and complexity, including:

  •
  Strategy — In a business environment where business is supported by an ever-increasing foundation of enabling technology, customer software, packaged software, networks, and technical infrastructure, Edgewater's strategy approach is more important than ever before. While this technology has been largely responsible for huge productivity gains and innovative new business models, the downside has also grown in terms of managing an ever increasing dependence on technology that is aging faster, becoming more complex, under increasing security scrutiny, and becoming ever more expensive. The choices have increased exponentially so a simple horizontal technology-only view will no longer suffice.

    Edgewater's blend of vertical industry experts and technology specialists provides our clients with long and medium term technology strategies that deliver short-term value. This multi- disciplinary approach ensures that strategic plans not only serve the business need, but also are scalable, maintainable, and ultimately deliver the expected return on investment (ROI).

  •
  Design — Edgewater Technology believes by placing an emphasis in the design phase, organizations will be able to:

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

  •
  Build — Edgewater Technology focuses on top IT talent and its most effective application to any IT project build. Edgewater's team is multi-disciplinary in terms of technology, methodology, and project management, providing the ultimate in flexibility and risk management. The Company has achieved a better than 95% repeat business factor as a result of our extensive work in developing systems with our experienced consultants.

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

  •
  Maintain — With approximately 142 technical consulting professionals, Edgewater Technology specializes in maintaining applications that require fast enhancement cycles, constant integration in changing environments and specialized quality assurance. The ability to cater to applications that support our customers' businesses, especially applications that are in the early stages of evolution, requires the necessary technology skills and business understanding. We assist our customers with the complete lifecycle of their custom applications. Application maintenance in today's environment can often be challenging and costly. Businesses are faced with uncovering the "hidden" costs of maintaining applications whether it includes testing, integration and/or ongoing support.

  •
  Operate — Edgewater Technology has the ability to provide clients with customized operations support ranging from remotely managing a customer's assets onsite at their location to facilities management of our customers' assets at Edgewater Technology's networking operating facility. The need for a reliable, scalable and available IT infrastructure is critical to any organization's success.

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

        With more than ten years of operating history, Edgewater Technology focuses on five core values that differentiate us from the competition:

    (1)
    Delivery Excellence — Our enviable delivery history is built upon more than ten years of proven methodology and processes, and by continually delivering solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, and established implementation and support methodologies. Most importantly, we provide effective and continued communication with our customers throughout the entire process. Our delivery history has contributed to our ability to build long-term relationships with our customers.

    (2)
    Vertical Expertise/Horizontal Service Offerings — We combine vertical-industry knowledge with a broad base of key strategic technologies to serve our customers' technology needs and deliver award-winning tailored strategies and solutions. We bring vertical-industry knowledge together with a broad base of key strategic technologies. Edgewater Technology uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our services include: Financial Services (Retail Banking, Portfolio/Asset Management); Health Care

      (Managed Care); Higher Education; Insurance; Life Sciences; Real Estate; Retail; Telecommunications; and various Emerging Markets that consist of untapped vertical markets which are just beginning to leverage the use of technology. We also focus on service offerings that cross each vertical such as Business Intelligence (BI), Business Activity Monitoring (BAM), Corporate Performance Management (CPM), Supply Chain, Customer Service and Web Services.

      The diagram below illustrates our vertical and horizontal service offerings:

    (3)
    Technology Excellence — We extend our services through proven key strategic technologies and through the focus of vertical business practices to build scalable custom solutions providing a solid ROI and thereby competitive advantage to our customers. Our team of professionals has the technology expertise, coupled with vertical knowledge, to offer comprehensive strategies and solutions. Our established partnerships with industry leaders enable us to deliver market-leading insights and innovative solutions that meet our customers' diverse business needs quickly. Our areas of technical expertise include: web-based solutions; architectural strategy; Web services; data management; transaction processing and legacy systems integration.

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

    (5)
    Strong Operational Metrics — Since our inception in 1992, Edgewater Technology's original management team has built an organization that is defined by a record of operational excellence, using electronic processes and systems to manage our consulting resources, company utilization and gross margin.

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

        Revenue Recognition.    Our revenues are derived from fees for services generated on a project-by-project basis. The Company recognizes revenue from three types of contracts: time and materials, subscription services, and fixed-price. A majority of the Company's contracts are billed on a time and materials basis. Time and materials contracts represented 70.6% and 70.1% of revenues for the three and six months ended June 30, 2004, respectively. Time and material contracts represented 70.3% and 69.3% for the three and six months ended June 30, 2003, respectively. Revenues related to time and materials contracts are generally recognized based on the number of hours worked by our consultants at agreed upon rates. Revenues under time and materials contracts are generally recognized in the period in which the services are performed.

        We also perform subscription services related to IT infrastructure: Strategy, Audit, Remediation and Monitoring. Subscription services represented 8.3% and 9.3% of revenues for the three and six months ended June 30, 2004, respectively. Subscription services represented 10.6% and 11.4% of revenues for the three and six months ended June 30, 2003, respectively. Revenue under subscription services contracts is generally recognized as monthly fixed amounts, for a specified period of time, as outlined within the respective contract.

        Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized, subject to any warranty provisions and other holdbacks on revenue. Any warranty provisions included in fixed-price contracts are accounted for as a holdback of revenue until such provisions are satisfied. A formal project review process takes place monthly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are reasonable, and revisions to estimates are made as needed, in the period in which they become known. Fixed-price contracts represented 21.1%, and 20.6% of revenues for the three and six months ended June 30, 2004, respectively. Fixed-price contracts represented 19.1% and 19.3% or revenues for the three and six months ended June 30, 2003, respectively.

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

        The agreements entered into in connection with a project, typically allow the Company's clients to terminate early due to breach or for convenience with approximately 30-120 days notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination.

        Accounting for Income Taxes.    As part of the process of preparing our condensed consolidated financial statements, significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a $14.1 million valuation allowance against our net deferred tax assets as June 30, 2004 and December 31, 2003, respectively, due to potential uncertainty related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. We consider scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the deferred tax assets may be recorded, which could materially impact our financial position and net income (loss) in the period. The net deferred tax asset was $22.2 million as of June 30, 2004, which amount management believes will be realized in the future.

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

Results for the three and six months ended June 30, 2004, compared to results for the three and six months ended June 30, 2003

        The following table sets forth the percentage of service revenues of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	60.8%	52.3%	60.3%	53.6%

Gross profit	39.2%	47.7%	39.7%	46.4%
Operating expenses:
Selling, general and administrative	38.5%	41.2%	37.5%	41.2%
Stock-based compensation expense	0.5%	—	0.5%	—
Depreciation and amortization	3.2%	3.7%	3.1%	3.8%

Total operating expenses	42.2%	44.9%	41.1%	45.0%

Operating (loss) income	(3.0%)	2.8%	(1.4%)	1.4%
Interest income, net	1.8%	1.6%	1.7%	2.0%

(Loss) income before income taxes	(1.2%)	4.4%	0.3%	3.4%
Tax (benefit) provision	(0.5%)	1.8%	0.1%	1.4%

Net (loss) income	(0.7%)	2.6%	0.2%	2.0%

        Service Revenues.    Revenues for the three months ended June 30, 2004 decreased by $0.1 million, or 0.3%, to $6.1 million compared to $6.2 million for the three months ended June 30, 2003. This revenue decrease was primarily attributable to lower revenues from one large customer due to the successful implementation of a multi-year project, partially offset by increased revenue from new customers and related follow-on consulting engagements. Revenues for the six months ended June 30, 2004 increased $1.2 million, or 10.7%, to $12.6 million compared to $11.4 million for the six months ended June 30, 2004. This revenue increase is attributed to the 2004 full-period impact of the June 2, 2003 acquisition of Intelix, Inc., which generated $1.6 million of revenue during the first six months of 2004 compared to revenue of $0.3 million for one month in 2003. This revenue increase was offset, in part, by lower revenues due to the completion of the multi-year project described above. For the three months ended June 30, 2004 and 2003, three and two customers, respectively, contributed more than 10% of revenues. For the six months ended June 30, 2004 and 2003, three and two customers, respectively, contributed more than 10% of revenues. For the three months ended June 30, 2004 and 2003, our five largest customers represented 75.7% and 85.7% of our revenues in the aggregate, respectively. For the six months ended June 30, 2004 and 2003, our five largest customers represented 76.1% and 86.2% of our revenues in the aggregate, respectively. Expenses reimbursed by our clients are also included in revenue. Also see Note 9, Related Parties, to the unaudited condensed consolidated financial statements included elsewhere herein, for additional information.

        Cost of Services.    Project personnel costs consist principally of salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Project personnel costs increased $0.5 million, or 15.9%, to $3.7 million for the three months ended June 30, 2004, compared to $3.2 million for the three months ended June 30, 2003. Project personnel costs increased $1.5 million, or 24.4%, to $7.6 million for the six months ended June 30, 2004, compared to $6.1 million for the six months ended June 30, 2003. This increase is principally attributed to the 2004 full half-year impact of the Intelix acquisition, for which we assumed additional payroll and associated costs of $1.1 million in 2004, compared to 2003. The increase also reflects additional salary increases of $0.4 million related to our core business.

        Gross Profit.    Gross profit for the three months ended June 30, 2004 decreased $0.5 million, or 18.1%, to $2.4 million, compared to $2.9 million for the three months ended June 30, 2003. Gross profit for the six months ended June 30, 2004 decreased $0.3 million, or 5.2%, to $5.0 million, compared to $5.3 million for the six months ended June 30, 2003. The decrease in gross profit directly relates to the lower revenue and utilization during the period. Utilization rates were 71.3% for the three months ended June 30, 2004, compared to 83.3% for the three months ended June 30, 2003. Utilization rates were 73.4% for the six months ended June 30, 2004, compared to 80.2% for the six months ended June 30, 2003.

        Selling, General and Administrative Expense ("SG&A").    SG&A decreased $0.1 million, or 5.7%, to $2.4 million for the three months ended June 30, 2004, compared to $2.5 million for the three months ended June 30, 2003. SG&A remained consistent at $4.7 million for the six months ended June 30, 2004 and June 30, 2003. The decrease in the quarterly amounts is not significant and is principally related to discretionary spending initiatives.

        Stock-Based Compensation Expense.    In May 2003, the Company's Compensation Committee authorized restricted share awards to certain executives of the Company, aggregating 140,000 shares of the Company's common stock. The aggregate compensation expense associated with these awards is approximately $0.7 million, which amount is being amortized straight-line over the vesting term (five years). Compensation expense related to these restricted share awards during the three and six months ended June 30, 2004 amounted to $0.03 million and $0.06 million, respectively

        Depreciation and Amortization Expense.    Depreciation and amortization expense remained the same at $0.2 million for the three months ended June 30, 2004 and June 30, 2003. Depreciation and amortization expense decreased $0.1 million to $0.2 million for the six months ended June 30, 2004, compared to $0.3 million for the six months ended June 30, 2003. This decrease reflects tighter spending controls on purchases of new fixed assets and a relative reduction in depreciation as older assets fully depreciate, offset by minimal additional amortization expense due to the Intelix acquisition.

        Operating (Loss) Income.    Operating income decreased $0.4 million to ($0.2) million for the three months ended June 30, 2004, compared to $0.2 million for the three months ended June 30, 2003. Operating income decreased $0.4 million to ($0.2) million for the six months ended June 30, 2004, compared to $0.2 million for the six months ended June 30, 2003. Operating income decreased from the prior year primarily due to the lower revenue and utilization in the periods.

        Interest Income and Other, Net.    We earned net interest income of $0.1 million for the three months ended June 30, 2004, compared to net interest income of $0.1 million for the three months ended June 30, 2003. We earned net interest income of $0.2 million for the six months ended June 30, 2004, compared to net interest income of $0.2 million for the six months ended June 30, 2003, as interest rates have declined slightly over the period.

        Tax (Benefit) Provision.    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rates for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. We recorded a tax (benefit) provision of ($0.03) million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively, which represents an estimated effective rate of 40%, which includes state and federal income tax rates. We recorded a tax provision of $0.01 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively. We expect the estimated effective tax rate to remain at approximately 40% for the remainder of 2004.

        Net (Loss) Income.    Net (loss) income was ($0.04) million for the three months ended June 30, 2004, compared to $0.2 million for the three months ended June 30, 2003. Net income was $0.02 million for the six months ended June 30, 2004, compared to $0.2 million for the six months ended June 30, 2003. Basic and diluted (loss) earnings per share was ($0.00) and $0.01 for the three months ended June 30, 2004 and 2003, respectively. Basic and diluted earnings per share was $0.00 and $0.02 for the six months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

        The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$(541)	$263	$(2,026)	$(84)
Investing activities	(2,954)	(2,055)	(3,991)	2,015
Financing activities	141	(708)	361	(1,005)
Discontinued operating activities	342	(99)	(188)	(1,317)

Total cash used during the period	$(3,012)	$(2,599)	$(5,844)	$(391)

        As of June 30, 2004, we had cash, cash equivalents and short-term investments of $42.3 million, a 4.4% decrease from the December 31, 2003 balance of $44.3 million. Working capital, which is defined as current assets less current liabilities, increased $0.7 million to $45.5 million as of June 30, 2004, compared to $44.8 million as of December 31, 2003.

        Our primary historical sources of funds are from operations and the proceeds from equity offerings. Our principal historical uses of cash have been to fund working capital requirements and capital expenditures. We generally pay our employees bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

        Our Board of Directors, in September 2002, authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period, as amended, to expire December 31, 2003, which was extended through February, 2005. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under this repurchase program, during the three and six months ended June 30, 2004, we repurchased 10,300 shares of our common stock for $0.1 million. During the three and six months ended June 30, 2003, we repurchased 167,277 and 238,209 shares, respectively, of our common stock for $0.7 million and $1.0 million, respectively. As part of this repurchase program, effective February 14, 2003, our Board authorized an SEC Rule 10b5-1 repurchase program with a broker that allows the Company to make more consistent repurchases of our common stock even during traditional blackout periods. As of June 30, 2004, the Company is authorized to repurchase up to $18.4 million of our common stock prior to February, 2005.

        Net cash (used in) provided by operating activities was ($0.5) million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively. Net cash used in operating activities was ($2.0) million and ($0.1) million for the six months ended June 30, 2004 and 2003, respectively. The cash used during the six months ended June 30, 2004 was primarily related to the payment of the 2003 bonus accrual and the increase in the accounts receivable balance, while the cash used during the six months ended June 30, 2003 was primarily attributable to cash outflows for annual insurance renewals and the increase in the accounts receivable balance.

        Net cash used in investing activities was ($3.0) million and ($2.1) million for the three months ended June 30, 2004 and 2003, respectively. Cash (used in) provided by investing activities was ($4.0) million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities for the three and six months ended June 30, 2004 was due to purchases of short-term investments. Cash used in investing activities for the three months ended June 30, 2003 was primarily attributed to the purchase of Intelix, Inc. whereas net cash provided by investing activities for the six months ended June 30, 2003 was due to the redemption of short-term investments, net of the cash used for the purchase of Intelix, Inc. As of June 30, 2004, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

        Net cash provided by (used in) financing activities was $0.1 million and ($0.7) million for the three months ended June 30, 2004 and 2003, respectively. Net cash provided by (used in) financing activities was $0.4 million and ($1.0) million for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by financing activities for the three and six months ended June 30, 2004 was primarily attributable to cash received from stock option exercises and proceeds from the employee stock purchase program. Net cash used in financing activities for the three and six months ended June 30, 2003 was primarily related to the repurchases of common stock.

        Net cash provided by (used in) previously discontinued operations was $0.3 million and ($0.1) million for the three months ended June 30, 2004 and 2003, respectively. Net cash used in previously discontinued operations was ($0.2) million and ($1.3) million for the six months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004, net cash provided by previously discontinued operations is primarily related to a reclassification of a tax payment for a previously discontinued business, which had been accounted for as a reduction of cash as of December 31, 2003.

        As a result of the above, our combined cash and cash equivalents decreased $3.0 million and $2.6 million for the three months ended June 30, 2004 and 2003, respectively. Cash and cash equivalents decreased $5.8 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively. The aggregate of cash, cash equivalents and short-term investments was $42.3 million and $44.3 million, as of June 30, 2004 and December 31, 2003, respectively.

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

Other Tax Matters

        During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the "IRS") that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. For the period of the fiscal years covered by the audit, we owned staffing-related businesses, which were sold during the 2000 and 2001 fiscal years. On August 2, 2004, our Company was notified by the IRS that no changes were recommended to the tax returns as previously filed. This notice formally documents the completion and closure of the audit of our company's consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. See footnote 10 regarding other tax matters.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

        We lease office space and certain equipment under noncancelable operating and capital lease arrangements through 2009. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.3 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.6 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively.

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

        The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "enable" "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives; including growth in entities acquired by our Company; (2) changes in industry trends, such as a decline in the demand for solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) unanticipated events or the occurrence of fluctuations or variability in the matters identified under "Critical Accounting Policies"; (4) failure of our sales pipeline to be converted to billable work and recorded as revenue; (5) potential quarterly revenue variability that could arise under contracts where our customers have the flexibility to determine the level of services they may require of us; (6) adverse developments and volatility involving geopolitical or technology market conditions; (7) the occurrence of lawsuits or adverse results in tax matters; (8) loss of key executives; (9) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (10) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (11) expanding outsourcing services to generate additional revenue; (12) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a net deferred tax asset of approximately $22.2 million as of June 30, 2004; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control and/or successfully resolve remaining outstanding IRS matters relating to our former staffing businesses. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I "Business—Factors Affecting Finances, Business Prospects and Stock Volatility" in our 2003 Form 10-K filed with the SEC on March 30, 2004. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        General.    As of June 30, 2004 (the "Evaluation Date"), the Company evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls") and the Company's "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was carried out by the Company's disclosure controls and procedures committee under the supervision and with the participation of management, including our President and Chief Executive Officer ("the CEO") and Chief Financial Officer ("the CFO"). Rules adopted by the SEC require that in this section of this report, that the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls as of the Evaluation Date.

        CEO and CFO Certifications.    Appearing as exhibits 31.1 and 31.2 to this quarterly report, there are two separate forms of "Certifications" of the CEO and the CFO. These Certifications are required under Rule 13a-14(a) of the Exchange Act (the "13a-14 Certifications"). This section of this report, which you are currently reading, is the information concerning the Controls Evaluation referred to in the 13a-14 Certifications and this information should be read in conjunction with the 13a-14 Certifications for a more complete understanding of the topics presented. In addition to the 13a-14 Certifications, a certification of the CEO and the CFO under 18 USC § 1350 is included as Exhibit 32 of this Quarterly Report. The 1350 Certification requires the CEO and the CFO to certify to the best of their knowledge that this Quarterly Report complies with Section 13(a) or 15(d) of the Exchange Act (as defined below) and that such Quarterly Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by this Quarterly Report. You are referenced to this certification for more information regarding the 1350 Certification.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Board of Directors, in September 2002, authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period, as amended, to expire December 31, 2003, which was extended through February, 2005. Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of this repurchase program, effective February 14, 2003, our Board authorized an SEC Rule 10b5-1 repurchase program with a broker that allows the Company to make more consistent repurchases of our common stock even during traditional blackout periods. The following table represents repurchases that were made during the quarter ended June 30, 2004:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan

April	—	—	—	$18,431,201
May	10,300	$5.45	10,300	$18,374,547
June	—	—	—	$18,374,547

Total	10,300	$5.45	10,300	$18,374,547

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2004 Annual Stockholders' Meeting on June 2, 2004 (the "Meeting"). Our stockholders voted on two matters at the Meeting: (1) the election of seven (7) directors to serve until the 2005 Annual Meeting or until their successors are duly elected and qualified (the "Director Election"); and (2) the ratification of the appointment of Deloitte & Touche, LLP by the Audit Committee of the Board of Directors and the Board of Directors as independent registered public accountants to audit the accounts of Edgewater Technology, Inc. for the fiscal year ending December 31, 2004 (the "Auditor Appointment"). Of the 11,431,924 shares of outstanding common stock entitled to vote at the Meeting, 10,678,402 shares, or approximately 93.41% of the shares entitled to vote, were represented either in person or by proxy at the Meeting. The stockholders voted on the

Director Election and the Auditor Appointment as described below, with the voting results therein noted at the Meeting:

        Proposal (1) - Director Election

Name	For	Authority Withheld
William J. Lynch	9,659,176	1,019,226
Shirley Singleton	9,797,461	880,941
Clete T. Brewer	9,775,709	902,693
Paul Guzzi	9,846,499	831,903
Michael R. Loeb	9,796,670	881,732
Bob L. Martin	9,657,376	1,021,026
Wayne Wilson	9,658,043	1,020,359

        Proposal (2) - Auditor Appointment

For	Against	Abstain	Broker Non-Votes
10,383,079	292,743	2,580	0

        In light of the voting results at the Meeting, as to the Director Election, the seven (7) director nominees were elected to serve until the 2005 Annual Stockholders' Meeting or until their successors are duly elected and qualified. In addition, the Auditor Appointment was ratified and approved by the stockholders.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

31.1	13a-14 Certification — President and Chief Executive Officer
31.2	13a-14 Certification — Chief Financial Officer
32	Section 1350 Certification
  (b)
  Reports on Form 8-K

1.	A Form 8-K was filed with the SEC on April 21, 2004 relating to the announcement of our first quarter 2004 financial results.
2.	A Form 8-K was filed with the SEC on May 17, 2004 relating to additional information provided to ISS regarding tax fees reported in the proxy statement for the 2004 Annual Meeting of Shareholders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.
Date: August 11, 2004	/s/ SHIRLEY SINGLETON Shirley Singleton President and Chief Executive Officer
Date: August 11, 2004	/s/ KEVIN R. RHODES Kevin R. Rhodes Chief Financial Officer (principal financial and accounting officer)

QuickLinks

EDGEWATER TECHNOLOGY, INC. FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004 INDEX
EDGEWATER TECHNOLOGY, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Per Share Data)
EDGEWATER TECHNOLOGY, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
EDGEWATER TECHNOLOGY, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
EDGEWATER TECHNOLOGY, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES