Form 10-Q
period 2004-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2004-10-27
CIK 1017968

Use these links to rapidly review the document
EDGEWATER TECHNOLOGY, INC. FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

        The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 27, 2004 was 11,207,899.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

2

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,629	$27,881
Marketable securities, current	26,790	16,378
Accounts receivable, net[1] of allowance of $227 and $220, respectively	3,315	3,532
Current portion of deferred income taxes, net	547	547
Income tax refund receivable	1,430	1,430
Prepaid expenses and other current assets	435	646

Total current assets	45,146	50,414
Marketable securities	1,830	—
Property and equipment, net	1,258	1,309
Intangible assets, net	12,824	13,135
Deferred income taxes, net	21,666	21,628
Other assets	45	45

Total assets	$82,769	$86,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,391	$1,567
Other liabilities including discontinued operations	1,614	1,987
Accrued payroll and related liabilities	603	2,009
Other liabilities	38	84

Total current liabilities	3,646	5,647
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2004 and December 31, 2003, 11,233 and 11,366 shares outstanding as of September 30, 2004 and December 31, 2003, respectively	297	297
Paid-in capital	217,545	217,825
Treasury stock, at cost, 18,503 and 18,370 shares at September 30, 2004 and December 31, 2003, respectively	(141,910)	(141,324)
Deferred stock-based compensation	(503)	(603)
Retained earnings	3,694	4,689

Total stockholders' equity	79,123	80,884

Total liabilities and stockholders' equity	$82,769	$86,531

Includes related party amounts of $1,633 and $1,853 at September 30, 2004 and December 31, 2003, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Service revenues[1]	$4,893	$6,934	$17,453	$18,281
Cost of services	3,401	3,729	10,972	9,816

Gross profit	1,492	3,205	6,481	8,465
Operating expenses:
Selling, general and administrative	2,442	2,751	7,152	7,425
Stock-based compensation expense	33	32	100	32
Depreciation and amortization	204	262	594	689

Total operating expenses	2,679	3,045	7,846	8,146

Operating (loss) income	(1,187)	160	(1,365)	319
Interest income, net	156	94	370	323

(Loss) income before income taxes	(1,031)	254	(995)	642
Tax (benefit) provision	(14)	102	—	257

Net (loss) income	$(1,017)	$152	$(995)	$385

Basic and diluted (loss) earnings per share
Net (loss) income	$(0.09)	$0.01	$(0.09)	$0.03

Weighted average shares, basic	11,296	11,393	11,374	11,409

Weighted average shares, diluted	11,296	11,701	11,374	11,564

1
Includes related party amounts of $2,390 and $2,854 for the three months ended September 30, 2004 and 2003, respectively, and $7,379 and $8,865 for the nine months ended September 30, 2004 and 2003, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,017)	$152	$(995)	$385
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities, net of acquisition:
Depreciation and amortization	204	262	594	689
Provision for doubtful accounts	—	40	10	65
Deferred income taxes	(14)	102	(38)	257
Amortization of stock-based compensation	33	32	100	32
Changes in operating accounts:
Accounts receivable	1,025	(419)	207	(1,247)
Prepaid expenses and other current assets	263	218	211	502
Other assets	—	(10)	—	(7)
Accounts payable and accrued liabilities	(3)	(253)	(176)	(623)
Accrued payroll and related liabilities	(9)	553	(1,406)	599
Other liabilities	4	(11)	(46)	(70)

Net cash provided by (used in) operating activities	486	666	(1,539)	582

Net cash used in discontinued operating activities	(185)	(223)	(373)	(1,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	14,928	5,200	35,013	22,823
Purchases of marketable securities	(23,283)	(6,199)	(47,255)	(19,718)
Acquisition of Intelix, Inc., net of cash acquired	—	8	—	(1,942)
Capital expenditures	(128)	(18)	(232)	(157)

Net cash (used in) provided by investing activities	(8,483)	(1,009)	(12,474)	1,006

CASH FLOW FROM FINANCING ACTIVITES:
Payments on borrowings	—	(4)	—	(60)
Proceeds from employee stock plans and stock option exercises	91	135	525	173
Repurchases of common stock	(1,317)	(184)	(1,391)	(1,171)

Net cash used in financing activities	(1,226)	(53)	(866)	(1,058)

Net decrease in cash and cash equivalents	(9,408)	(619)	(15,252)	(1,010)
CASH AND CASH EQUIVALENTS, beginning of period	22,037	28,768	27,881	29,159

CASH AND CASH EQUIVALENTS, end of period	$12,629	$28,149	$12,629	$28,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—	$2

Cash receipts from related parties	$2,353	$2,886	$7,635	$8,880

Cash payments to related parties	$56	$56	$168	$167

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION:

        Edgewater Technology, Inc. ("Edgewater," "Edgewater Technology," "the Company," "our Company," "we," "us" or "our") is an award-winning strategic consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. By targeting strategic, mission critical applications, our consultants collaborate with customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts, our Company employs approximately 134 technical consulting professionals throughout our network of strategically positioned solutions centers.

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

        The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3.    REVENUE RECOGNITION:

        The Company recognizes revenue from three types of contracts: time and materials, subscription services, and fixed-price. A majority of the Company's contracts are billed on a time and materials basis. Time and materials contracts represented 75.1% and 71.5% of revenues for the three and nine months ended September 30, 2004, respectively. Time and materials contracts represented 74.1% and 71.2% of revenues for the three and nine months ended September 30, 2003, respectively. Revenues related to time and materials contracts are generally recognized as services are rendered and performed at contractually agreed upon rates.

        We also perform subscription services related to IT infrastructure. Subscription services represented 11.6% and 9.9% of revenues for the three and nine months ended September 30, 2004, respectively. Subscription services represented 9.4% and 10.6% of revenues for the three and nine months ended September 30, 2003, respectively. Revenue under subscription services contracts is generally recognized as monthly fixed amounts, for a specified period of time, as outlined within the respective contract.

        Revenue pursuant to fixed-price contracts is generally recognized under the proportional performance method of accounting. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized, subject to any warranty provisions and other holdbacks on revenue. Any warranty provisions included in fixed-price contracts are accounted for as a holdback of revenue until such provisions are satisfied. A formal project review process takes place monthly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are reasonable and revisions to estimates are made as needed, in the period in which they become known. Fixed-price contracts represented 13.3% and 18.6% of revenues for the three and nine months ended September 30, 2004, respectively. Fixed-price contracts represented 16.5% and 18.2% of revenues for the three and nine months ended September 30, 2003, respectively.

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

        For the three and nine months ended September 30, 2004, three customers and two customers each, respectively, including Synapse (a related party—See Note 9) accounted for more than 10% of revenues. For the three and nine months ended September 30, 2003, two customers each, including Synapse, accounted for more than 10% of revenues. For the three and nine months ended September 30, 2004, our five largest customers represented 80.0% and 77.1% of our revenues in the aggregate, respectively. For the three and nine months ended September 30, 2003, our five largest customers represented 80.4% and 83.7% of our revenues in the aggregate, respectively.

4.    PROVISION FOR INCOME TAXES:

        The Company has deferred tax assets related to net operating loss carryforwards and tax credits, which expire at different times through and until 2021. Management evaluates the realizability of the deferred tax assets quarterly and may adjust the valuation allowance based on such analysis in the future. The Company has provided a valuation allowance against certain deferred tax assets aggregating approximately $14.1 million, which has remained unchanged since December 31, 2003. This valuation allowance is based on management estimates and represents tax credits and certain state net operating loss carryforwards and other assets that the Company concluded were not likely to be realized. The Company concluded the remaining assets, which consist primarily of the U.S. Federal net operating loss carryforward, is more likely than not to be realized through future taxable income. In addition, as a result of a change in the Internal Revenue Code, our 2002 tax loss will be carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million, which amount has been recorded as Income Tax Receivable. The Company, due to an expected loss for 2004, has not recorded a tax provision for the nine months ended September 30, 2004. Accordingly, the Company has a remaining net deferred tax asset of approximately $22.2 million as of September 30, 2004.

5.    STOCKHOLDERS' EQUITY:

  2003 Equity Incentive Plan:

        In May 2003, the Company's Board of Directors approved the "Edgewater Technology, Inc. 2003 Equity Incentive Plan" (the "2003 Plan") for the purpose of attracting and retaining employees and providing a vehicle to increase management's equity ownership in the Company. The 2003 Plan provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company's common stock. In May 2003, the Company's Compensation Committee authorized restricted share awards to certain executives of the Company under the 2003 Plan aggregating 140,000 shares of the Company's common stock (the "Restricted Share Awards"). The aggregate compensation expense associated with the Restricted Share Awards is approximately $0.7 million, which amount is being amortized straight-line over the vesting term (five years). Compensation expense related to the Restricted Share Awards during the three and nine months ended September 30, 2004 amounted to $0.03 million and $0.1 million, respectively. Compensation expense during the three and nine months ended September 30, 2003 amounted to $0.03 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Data)
Net (loss) income as reported	$(1,017)	$152	$(995)	$385
Add: Stock-based compensation expense included in reported net income, net of tax	20	19	60	19
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(149)	(382)	(750)	(1,114)

Pro forma loss	$(1,146)	$(211)	$(1,685)	$(710)

Basic and diluted (loss) earnings per share
As reported	$(0.09)	$0.01	$(0.09)	$0.03

Pro forma	$(0.10)	$(0.02)	$(0.15)	$(0.06)

        Assumptions included in Black-Scholes Option-Pricing Model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average risk-free interest rate	3.38%	2.85%	3.38%	2.85%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	4 years	5 years	4 years	5 years
Expected volatility	65%	69%	65%	69%

6.    MARKETABLE SECURITIES:

        As of September 30, 2004, our marketable securities portfolio consisted of $24.9 million in commercial paper and $3.7 million in government obligations, including agencies, and amortized cost approximated fair value. As of December 31, 2003, our short-term investments consisted of $14.3 million in commercial paper and $2.1 million in government obligations, including agencies, and amortized cost approximated fair value.

7.    INTANGIBLE ASSETS:

        The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing the "fair value" methodology. The Company evaluates the fair value of its reporting unit utilizing various valuation techniques and engages an outside valuation firm to provide valuation analysis each year on December 2, which is our selected annual measurement date.

        Our net goodwill as of September 30, 2004 and December 31, 2003 was $12.2 million and other net intangibles amounted to $0.6 million and $0.9 million as of September 30, 2004 and December 31, 2003, respectively.

        Intangible assets consisted of the following as of:

	September 30, 2004	December 31, 2003
	(In Thousands)
Goodwill	$21,358	$21,358
Other intangibles	2,160	2,160

	23,518	23,518
Less: Accumulated amortization	10,694	10,383

	$12,824	$13,135

        Total amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively. Total amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2003, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2004 through 2010.

8.    EARNINGS PER SHARE:

        A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Data)
Basic earnings per share:
Net (loss) income applicable to common shares	$(1,017)	$152	$(995)	$385

Weighted average common shares outstanding	11,296	11,393	11,374	11,409

Basic (loss) income per share of common stock	$(0.09)	$0.01	$(0.09)	$0.03

Diluted earnings per share:
Net (loss) income applicable to common shares	$(1,017)	$152	$(995)	$385

Weighted average common shares outstanding	11,296	11,393	11,374	11,409
Dilutive effect of stock options	—	308	—	155

Weighted average common shares, assuming dilutive effect of stock options	11,296	11,701	11,374	11,564

Diluted (loss) earnings per share of common stock	$(0.09)	$0.01	$(0.09)	$0.03

        Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.8 million and 2.7 million for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, the diluted computations would have increased by approximately 2.7 million and 2.8 million shares, respectively. Options to purchase approximately 0.5 million and 0.7 million shares of common stock that were outstanding during the three and nine month period ended September 30, 2004, respectively, were not included in the computation of diluted net loss per share because the Company recorded a net loss for these periods. As of September 30, 2004 and 2003, there were approximately 4.5 million options outstanding.

9.    RELATED PARTIES:

        The Synapse Group, Inc. ("Synapse"), one of our significant customers, is considered a related party as its President and Chief Executive Officer is also a member of the Company's Board of Directors. During the three and nine months ended September 30, 2004, revenues from Synapse represented 49.8% and 42.9%, respectively, of total revenues. During the three and nine months ended September 30, 2003, revenues from Synapse represented 41.5% and 48.8%, respectively, of total revenues. Revenues, receivables and payments received from Synapse are disclosed in the accompanying unaudited condensed consolidated financial statements, which balances were within the Company's normal business terms.

        In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.06 million for the three months ended September 30, 2004 and 2003. Rent payments related to these facilities totaled approximately $0.2 million for the nine months ended September 30, 2004 and 2003. The Company's corporate headquarters moved to Wakefield, Massachusetts during 2001, and the Company subleased the Fayetteville facility to a third party in 2002. Sublease payments of $0.05 million were received during the three months ended September 30, 2004 and 2003. Sublease payments of $0.1 million were received during the nine months ended September 30, 2004 and 2003.

10.    COMMITMENTS AND CONTINGENCIES:

        We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

        During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the "IRS") that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. For the period of the fiscal years covered by the audit, we owned staffing-related businesses, which were sold during the 2000 and 2001 fiscal years. On August 2, 2004, our Company was notified by the IRS that no changes were recommended to the tax returns as previously filed. This notice formally documented the completion and closure of the audit of our company's consolidated income tax returns for the 1998, 1999 and 2000 fiscal years.

        We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001, and related civil penalties concerning the purported untimely filing of tax information. Between the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and September of 2004, we have been successful in obtaining abatements of certain IRS notices. We also continue to work to resolve other outstanding IRS assessments, which presently are in a range of $0.8 million to $1.6 million. The Company recorded a reserve in 2003 of $1.0 million under discontinued operations, representing the low end of such estimate, plus related professional fees. The accrual is carried in the "other liabilities including discontinued operations" section in the September 30, 2004 balance sheet.

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

11.    SUBSEQUENT EVENTS:

        On October 4, 2004, the Company entered into a definitive Asset Purchase Agreement (the "Purchase Agreement") among Edgewater Technology-Ranzal, Inc., a wholly owned subsidiary of the Company, Ranzal and Associates, Inc. ("Ranzal"), and certain stockholders of Ranzal providing for the acquisition of substantially all of the assets of Ranzal, its operations, and its business related to the development of business intelligence and business performance management solutions with an initial upfront payment at closing of approximately $5.2 million in cash. In addition to the initial cash consideration, the Purchase Agreement also includes language for specific earnout consideration which is scheduled, upon the attainment of certain performance measurements, to be paid out over the next twelve to eighteen months. The Company could pay an additional amount of approximately $3.0 million in potential earnout consideration.

        Results for Ranzal's operations will be included in the Company's results from the date of the acquisition. There is no impact to the Company's consolidated balance sheet as of September 30, 2004 or the consolidated statements of operations for the three and nine month period ended September 30, 2004.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Edgewater Technology, Inc. is an award-winning consulting firm that specializes in combining strategic consulting, technical knowledge, and industry domain expertise to develop technology solutions that assist primarily middle-market companies and divisions of Global 2000 companies to align their processes with their purposes. This approach not only promotes increased efficiency, but also supports increased effectiveness. By targeting strategic, mission-critical applications, our consultants collaborate with our customers to translate business goals into technical strategies. Headquartered in Wakefield, Massachusetts, our Company employs approximately 134 technical consulting professionals throughout our network of strategically positioned solutions centers.

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

  •
  Provide a flexible platform for more effective maintenance.

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

  •
  Maintain—Edgewater Technology specializes in maintaining applications that require fast enhancement cycles, constant integration in changing environments and specialized quality assurance. The ability to cater to applications that support our customers' businesses, especially applications that are in the early stages of evolution, requires the necessary technology skills and business understanding. We assist our customers with the complete lifecycle of their custom applications. Application maintenance in today's environment can often be challenging and costly. Businesses are faced with uncovering the "hidden" costs of maintaining applications whether it includes testing, integration and/or ongoing support.

  •
  Operate—Edgewater Technology has the ability to provide clients with customized operations support ranging from remotely managing a customer's assets onsite at their location to facilities management of our customers' assets at Edgewater Technology's fully scalable operations facility. The need for a reliable, scalable and available IT infrastructure is critical to any organization's success.

        In addition to our ability to provide a full spectrum of services, Edgewater Technology also has the expertise to deliver systems integration services that maximize business results and performance improvements. We focus not only on deploying new systems, but also extending the longevity of existing systems for an ever-changing marketplace. This proven expertise enables us to bring complex technologies and systems together while minimizing risk, maximizing our clients' technology investments and delivering customized solutions that address an organizations' short and long-term business objectives.

        With more than twelve years of operating history, Edgewater Technology focuses on five core values that differentiate us from the competition:

    (1)
    Delivery Excellence—Our enviable delivery history is built upon more than twelve years of proven methodology and processes, and by continually delivering solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly trained professionals, strong technical expertise, and established implementation and support methodologies. Most importantly, we provide effective and continued communication with our customers throughout the entire process. Our delivery history has contributed to our ability to build long-term relationships with our customers.

    (2)
    Vertical Expertise/Horizontal Service Offerings—We combine vertical-industry knowledge with a broad base of key strategic technologies to serve our customers' technology needs and deliver award-winning tailored strategies and solutions. We bring vertical-industry knowledge together with a broad base of key strategic technologies. Edgewater Technology uses an iterative development methodology, with a focus on quality assurance and project management, to achieve rapid deployment capability and success in assisting organizations as they move through the barriers of technology transition. The primary vertical markets where we have developed core competencies to deliver our services include: Financial Services (Retail Banking, Portfolio/Asset Management); Health Care

      (Managed Care); Higher Education; Insurance; Life Sciences; Real Estate; Retail; Telecommunications; and various Emerging Markets that consist of untapped vertical markets which are just beginning to leverage the use of technology. We also focus on service offerings that cross each vertical such as Business Intelligence (BI), Business Activity Monitoring (BAM), Corporate Performance Management (CPM), Supply Chain, Customer Service and Web Services.

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

        Revenue Recognition.    Our revenues are derived from fees for services generated on a project-by-project basis. The Company recognizes revenue from three types of contracts: time and materials, subscription services, and fixed-price. A majority of the Company's contracts are billed on a time and materials basis. Time and materials contracts represented 75.1% and 71.5% of revenues for the three and nine months ended September 30, 2004, respectively. Time and materials contracts represented 74.1% and 71.2% of revenues for the three and nine months ended September 30, 2003, respectively. Revenues related to time and materials contracts are generally recognized as services are rendered and performed at contractually agreed upon rates.

        We also perform subscription services related to IT infrastructure. Subscription services represented 11.6% and 9.9% of revenues for the three and nine months ended September 30, 2004, respectively. Subscription services represented 9.4% and 10.6% of revenues for the three and nine months ended September 30, 2003, respectively. Revenue under subscription services contracts is generally recognized as monthly fixed amounts, for a specified period of time, as outlined within the respective contract.

        Revenue pursuant to fixed-price contracts is generally recognized under the proportional performance method of accounting. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized, subject to any warranty provisions and other holdbacks on revenue. Any warranty provisions included in fixed-price contracts are accounted for as a holdback of revenue until such provisions are satisfied. A formal project review process takes place monthly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are reasonable and revisions to estimates are made as needed, in the period in which they become known. Fixed-price contracts represented 13.3% and 18.6% of revenues for the three and nine months ended September 30, 2004, respectively. Fixed-price contracts represented 16.5% and 18.2% of revenues for the three and nine months ended September 30, 2003, respectively.

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

        Accounting for Income Taxes.    As part of the process of preparing our condensed consolidated financial statements, significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against certain deferred tax assets. We have recorded a $14.1 million valuation allowance against our net deferred tax assets as of September 30, 2004 and December 31, 2003, due to potential uncertainty related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. We consider scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the deferred tax assets may be recorded, which could materially impact our financial position and net income (loss) in the period. The Company's net deferred tax asset was approximately $22.2 million as of September 30, 2004, which amount management believes will be realized in the future.

        Valuation of Long-Lived and Intangible Assets.    We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually through the use of a third-party appraiser, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include: 1) significant negative industry or economic trends, 2) significant operating underperformance relative to expected historical or projected future results, 3) significant decline in our stock price or the stock price of our industry peers and/or 4) a decline in our market capitalization relative to our net book value. Our judgments regarding the existence of impairment indicators are based upon legal factors, market conditions and operational performance. Our Company adopted SFAS No. 142 in 2002 and in accordance therewith, recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million upon adoption on January 1, 2002. On December 2, 2002, our selected annual measurement date, our Company recorded an additional non-cash charge of $7.4 million due to a further impairment of goodwill. The Company acquired Intelix on June 2, 2003 and recorded $1.4 million in goodwill and $0.5 million in identifiable intangibles.

        In accordance with the provisions of SFAS No. 142, the valuation of the recorded goodwill is evaluated for impairment on an annual basis, while the intangible assets are being amortized, on a straight-line basis, over four to eight years.

Financial Information

        The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

Results for the three and nine months ended September 30, 2004, compared to results for the three and nine months ended September 30, 2003

        The following table sets forth the percentage of service revenues of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	69.5%	53.8%	62.9%	53.7%

Gross profit	30.5%	46.2%	37.1%	46.3%
Operating expenses:
Selling, general and administrative	49.9%	39.6%	40.9%	40.6%
Stock-based compensation expense	0.7%	0.5%	0.6%	0.2%
Depreciation and amortization	4.2%	3.8%	3.4%	3.8%

Total operating expenses	54.8%	43.9%	44.9%	44.6%

Operating (loss) income	(24.3%)	2.3%	(7.8%)	1.7%
Interest income, net	3.2%	1.4%	2.1%	1.8%

(Loss) income before income taxes	(21.1%)	3.7%	(5.7%)	3.5%
Tax (benefit) provision	(0.3%)	1.5%	0.0%	1.4%

Net (loss) income	(20.8%)	2.2%	(5.7%)	2.1%

        Service Revenues.    Revenues for the three months ended September 30, 2004 decreased by $2.0 million, or 29.4%, to $4.9 million compared to $6.9 million for the three months ended September 30, 2003. The quarter over quarter revenue decrease was primarily due to the delayed launch of IT initiatives during the quarter by new and existing clients, in addition to a reduction in billable project work stemming from the successful completion of two large projects. Revenues for the nine months ended September 30, 2004 decreased by $0.8 million, or 4.5%, to $17.5 million, compared to $18.3 million for the nine months ended September 30, 2003. This year-to-date revenue decrease is due to the third quarter 2004 developments described above which were partially offset by the full-year impact of the Intelix acquisition. For the three months ended September 30, 2004 and 2003, three and two customers, respectively, contributed more than 10% of revenues. For the nine months ended September 30, 2004 and 2003, two customers each contributed more than 10% of revenues. For the three months ended September 30, 2004 and 2003, our five largest customers represented 80.0% and 80.4% of our revenues in the aggregate, respectively. For the nine months ended September 30, 2004 and 2003, our five largest customers represented 77.1% and 83.7% of our revenues in the aggregate, respectively. Expenses reimbursed by our clients are also included in revenue. Expense reimbursements included in revenues amounted to $0.09 million and $0.06 million for the three months ended September 30, 2004 and 2003, respectively, while expense reimbursements included in revenues for the nine month period ended September 30, 2004 and 2003 amounted to $0.2 million and $0.1 million, respectively. Also see Note 9, Related Parties, to the unaudited condensed consolidated financial statements included elsewhere herein, for additional information.

        Cost of Services.    Cost of services consists principally of salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. Cost of services decreased $0.3 million, or 8.8%, to $3.4 million for the three months ended September 30, 2004, compared to $3.7 million for the three months ended September 30, 2003. The decrease is attributable to lower salaries and related fringe costs in the three month period ended September 30, 2004, as the number of billable consultants decreased to 134, compared to 155 in the same period in the prior year. Cost of services increased $1.2 million, or 11.8%, to $11.0 million for the nine months ended September 30, 2004, compared to $9.8 million for the nine months ended September 30, 2003. The increase is principally attributable to the full-year inclusion of Intelix related salaries and wages and also due to additional wage and salary increases related to our core business.

        Gross Profit.    Gross profit for the three months ended September 30, 2004 decreased by $1.7 million, or 53.4%, to $1.5 million, compared to $3.2 million for the three months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 decreased by $2.0 million, or 23.4%, to $6.5 million, compared to $8.5 million for the nine months ended September 30, 2003. The decrease in gross profit directly relates to the lower revenue and utilization during the period. Utilization rates were 66.0% for the three months ended September 30, 2004, compared to 80.0% for the three months ended September 30, 2003. Utilization rates were 73.4% for the nine months ended September 30, 2004, compared to 80.3% for the nine months ended September 30, 2003.

        Selling, General and Administrative Expense ("SG&A").    SG&A decreased $0.3 million, or 11.0%, to $2.5 million for the three months ended September 30, 2004, compared to $2.8 million for the three months ended September 30, 2003. SG&A decreased $0.2 million, or 2.7%, to $7.3 million for the nine months ended September 30, 2004, compared to $7.5 million for the nine months ended September 30, 2003. The decrease in the three month and nine month amounts is principally related to lower discretionary spending initiatives.

        Stock-Based Compensation Expense.    In May 2003, the Company's Compensation Committee authorized restricted share awards to certain executives of the Company, aggregating 140,000 shares of the Company's common stock. The aggregate compensation expense associated with these awards is approximately $0.7 million, which amount is being amortized straight-line over the vesting term (five years). Compensation expense related to these restricted share awards during the three months ended September 30, 2004 and 2003 was $0.03 million. Compensation expense for the nine months ended September 30, 2004 and 2003 amounted to $0.1 million and $0.03 million, respectively.

        Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by $0.1 million to $0.2 million for the three months ended September 30, 2004, compared to $0.3 million for the three months ended September 30, 2003. Depreciation and amortization expense decreased $0.1 million to $0.6 million for the nine months ended September 30, 2004, compared to $0.7 million for the nine months ended September 30, 2003. This decrease reflects tighter spending controls on purchases of new fixed assets and a reduction in depreciation as older assets become fully depreciated, which were offset by additional amortization expense due to the Intelix acquisition.

        Operating (Loss) Income.    Operating income decreased $1.4 million to ($1.2) million for the three months ended September 30, 2004, compared to $0.2 million for the three months ended September 30, 2003. Operating income decreased $1.7 million to ($1.4) million for the nine months ended September 30, 2004, compared to $0.3 million for the nine months ended September 30, 2003. Operating income decreased from the prior year primarily due to lower revenue and decreased utilization rates in the periods presented.

        Interest Income and Other, Net.    We earned net interest income of $0.2 million for the three months ended September 30, 2004, compared to net interest income of $0.1 million for the three months ended September 30, 2003. We earned net interest income of $0.4 million for the nine months ended September 30, 2004, compared to net interest income of $0.3 million for the nine months ended September 30, 2003. This increase reflects a recent shift of our available cash and cash equivalent balances into less liquid marketable securities, which have increased yields on our invested balances when compared to the yields achieved in the prior year.

        Tax (Benefit) Provision.    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rates for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. We recorded a tax (benefit) provision of ($0.01) million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively. For the nine month period ended September 30, 2004 and 2003, the Company recorded no tax provision and a $0.3 million provision, respectively. Due to the currently available deferred tax assets and a projected loss for 2004, the Company has elected not to record a current year tax benefit for the three month and nine month periods ended September 30, 2004. During the three month and nine month periods ended September 30, 2003, the Company recorded a provision for income taxes based upon an estimated effective rate of 40%, which includes state and federal income tax rates.

        Net (Loss) Income.    Net (loss) income was ($1.0) million for the three months ended September 30, 2004, compared to $0.2 million for the three months ended September 30, 2003. Net (loss) income was ($1.0) million for the nine months ended September 30, 2004, compared to $0.4 million for the nine months ended September 30, 2003. Basic and diluted (loss) earnings per share was ($0.09) and $0.01 for the three months ended September 30, 2004 and 2003, respectively. Basic and diluted (loss) earnings per share was ($0.09) and $0.03 for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

        The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$486	$666	$(1,539)	$582
Investing activities	(8,483)	(1,009)	(12,474)	1,006
Financing activities	(1,226)	(53)	(866)	(1,058)
Discontinued operating activities	(185)	(223)	(373)	(1,540)

Total cash used during the period	$(9,408)	$(619)	$(15,252)	$(1,010)

        As of September 30, 2004, we had cash, cash equivalents and marketable securities of $41.2 million, a 7.0% decrease from the December 31, 2003 balance of $44.3 million. Working capital, which is defined as current assets less current liabilities, decreased $3.3 million to $41.5 million as of September 30, 2004, compared to $44.8 million as of December 31, 2003. The decrease in working capital is primarily attributable to cash outflows related to repurchases of the Company's common stock, purchases of long-term marketable securities and the net loss from operations, which were partially offset by proceeds from stock option exercises during the nine month period ended September 30, 2004.

        Our primary historical sources of funds are from operations and the proceeds from equity offerings. Our principal historical uses of cash have been to fund working capital requirements and capital expenditures. We generally pay our employees bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

        In December 2003, the Company's Board of Directors (the "Board") authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period to expire February 25, 2005 (the "2003 Repurchase Plan"). The 2003 Repurchase Plan replaces the existing stock repurchase plan previously authorized by the Board in September 2002 (the "2002 Repurchase Plan"). Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Under the 2003 Repurchase Plan, during the three and nine months ended September 30, 2004, we repurchased 246,750 and 257,050 shares, respectively, of our common stock at an aggregated purchase price of $1.3 million and $1.4 million, respectively. Under the 2002 Repurchase Plan, during the three and nine months ended September 30, 2003, we repurchased 15,640 and 253,849 shares, respectively, of our common stock at an aggregated purchase price of $0.07 million and $1.1 million, respectively. As part of these repurchase plans, effective February 14, 2003, the Board authorized an SEC Rule 10b5-1 repurchase program with a broker that allows the Company to make more consistent repurchases of our common stock even during traditional blackout periods. As of September 30, 2004, the Company is authorized to repurchase up to $18.5 million of our common stock prior to February of 2005.

        Net cash provided by operating activities was $0.5 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively. Net cash (used in) provided by operating activities was ($1.5) million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively. The cash used during the nine months ended September 30, 2004 was primarily related to the payment of the 2003 bonus accrual, while the cash provided during the nine months ended September 30, 2003 was primarily attributable to an increase in prepaid expenses related to annual insurance renewals and the 2003 operating income, which were offset by an increase in the accounts receivable balance.

        Net cash (used in) investing activities was ($8.5) million and ($1.0) million for the three months ended September 30, 2004 and 2003, respectively. Cash (used in) provided by investing activities was ($12.5) million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities for the three and nine months ended September 30, 2004 was due primarily to purchases of marketable securities. Cash used in investing activities for the three months ended September 30, 2003 was primarily attributed to the purchase of marketable securities whereas net cash provided by investing activities for the nine months ended September 30, 2003 was primarily attributable to the redemption of marketable securities, net of the cash used for the purchase of Intelix, Inc. As of September 30, 2004, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

        Net cash used in financing activities was $1.2 million and $0.05 million for the three months ended September 30, 2004 and 2003, respectively. Net cash used in financing activities was $0.9 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in financing activities for the three and nine months ended September 30, 2004 was primarily attributable to the repurchases of common stock, which were offset by the cash received from stock option exercises and proceeds from the employee stock purchase program. Net cash used in financing activities for the three and nine months ended September 30, 2003 was primarily related to repurchases of common stock.

        Net cash used in discontinued operations was $0.2 million for the three months ended September 30, 2004 and 2003. Net cash used in discontinued operations was $0.4 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in discontinued operations during the three months ended September 30, 2004 and 2003 related primarily to payments on tax matters and associated professional services. For the nine months ended September 30, 2004, net cash used in discontinued operations is primarily related to payments on tax matters and a reclassification of a tax payment, which had been accounted for as a reduction of cash as of December 31, 2003. Net cash used in discontinued operations during the nine months ended September 30, 2003 was primarily attributable to a $1.0 million settlement payment of a 2002 liability and the payment of other accrued discontinued operations charges.

        As a result of the above, our combined cash and cash equivalents decreased by $9.4 million and $0.6 million for the three months ended September 30, 2004 and 2003, respectively. Cash and cash equivalents decreased $15.3 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively. The aggregate of cash, cash equivalents and the current portion of marketable securities was $39.4 million and $44.3 million, as of September 30, 2004 and December 31, 2003, respectively.

        We believe that our cash flows from operations and available cash will provide sufficient liquidity for our existing operations for the foreseeable future. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flows, anticipated capital expenditures, business combinations, and public or private offerings of debt or equity securities.

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

Acquisition of Ranzal and Associates, Inc.

        On October 4, 2004, the Company entered into a definitive Asset Purchase Agreement (the "Purchase Agreement") among Edgewater Technology-Ranzal, Inc., a wholly owned subsidiary of the Company, Ranzal and Associates, Inc. ("Ranzal"), and certain stockholders of Ranzal providing for the acquisition of substantially all of the assets of Ranzal, its operations, and its business related to the development of business intelligence and business performance management solutions with an initial upfront payment at closing of approximately $5.2 million in cash. In addition to the initial cash consideration, the Purchase Agreement also includes language for specific earnout consideration which is scheduled, upon the attainment of certain performance measurements, to be paid out over the next twelve to eighteen months. The Company could pay an additional amount of approximately $3.0 million in potential earnout consideration.

        Results for Ranzal's operations will be included in the Company's results from the date of the acquisition. There is no impact to the Company's consolidated balance sheet as of September 30, 2004 or the consolidated statements of operations for the three and nine month period ended September 30, 2004.

Other Tax Matters

        During the second quarter of 2002, our Company was notified by the Internal Revenue Service (the "IRS") that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. For the period of the fiscal years covered by the audit, we owned staffing-related businesses, which were sold during the 2000 and 2001 fiscal years. On August 2, 2004, our Company was notified by the IRS that no changes were recommended to the tax returns as previously filed. This notice formally documented the completion and closure of the audit of our company's consolidated income tax returns for the 1998, 1999 and 2000 fiscal years. Also see Note 10, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere herein, for additional information.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

        We lease office space and certain equipment under noncancelable operating and capital lease arrangements through 2013. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.3 million for the three months ended September 30, 2004 and 2003. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.9 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively.

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

        The forward-looking statements included in this Form 10-Q relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "believe," "enable" "will," "provide," "anticipate," "future," "could," "growth," "increase," "modifying," "reacting," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, financial statement effects, disposition plans or proceeds, goals, targets, objectives or repurchases to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives; including growth in entities acquired by our Company; (2) changes in industry trends, such as a decline in the demand for solutions services or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or continuing new project milestones; (3) unanticipated events or the occurrence of fluctuations or variability in the matters identified under "Critical Accounting Policies;" (4) failure of our sales pipeline to be converted to billable work and recorded as revenue; (5) potential quarterly revenue variability that could arise under contracts where our customers have the flexibility to determine the level of services they may require of us; (6) adverse developments and volatility involving geopolitical or technology market conditions; (7) the occurrence of lawsuits or adverse results in tax matters; (8) loss of key executives; (9) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (10) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (11) expanding outsourcing services to generate additional revenue; (12) any changes in ownership that would result in a limitation on the use of the net operating loss carry-forward under applicable tax laws, which is referred to as a net deferred tax asset of approximately $22.2 million as of September 30, 2004; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control and/or successfully resolve remaining outstanding IRS matters relating to our former staffing businesses. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I "Business—Factors Affecting Finances, Business Prospects and Stock Volatility" in our 2003 Form 10-K filed with the SEC on March 30, 2004. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        General.    As of September 30, 2004 (the "Evaluation Date"), the Company evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls") and the Company's "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was carried out by the Company's disclosure controls and procedures committee under the supervision and with the participation of management, including our President and Chief Executive Officer ("the CEO") and Chief Financial Officer ("the CFO"). Rules adopted by the SEC require that in this section of this report, that the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls as of the Evaluation Date.

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

ITEM 1—LEGAL PROCEEDINGS

        We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts, with coverage and deductibles that we believe are reasonable.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In December 2003, the Company's Board of Directors (the "Board") authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period to expire February 25, 2005 (the "2003 Repurchase Plan"). Repurchases have been and will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of this repurchase plan, effective February 14, 2003, the Board authorized an SEC Rule 10b5-1 repurchase program with a broker that allows the Company to make more consistent repurchases of our common stock even during traditional blackout periods. The following table represents repurchases that were made during the quarter ended September 30, 2004:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
July	195,400	$5.41	195,400	$18,801,864
August	30,550	$5.22	30,550	$18,642,368
September	20,800	$4.86	20,800	$18,541,356

Total	246,750	$5.34	246,750	$18,541,356

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable as there were no matters submitted to our Company's stockholders during the quarterly period ended September 30, 2004.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS

31.1	13a-14 Certification—President and Chief Executive Officer
31.2	13a-14 Certification—Chief Financial Officer
32	Section 1350 Certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.
Date: October 27, 2004	/s/ SHIRLEY SINGLETON Shirley Singleton President and Chief Executive Officer
Date: October 27, 2004	/s/ KEVIN R. RHODES Kevin R. Rhodes Chief Financial Officer (principal financial and accounting officer)