Form 10-K
period 2004-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2005-03-29
CIK 1017968

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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
 Common Stock, $0.01 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of June 30, 2004, there were 11,457,795 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant) as of June 30, 2004 was approximately $68.3 million, computed based upon the closing price of $6.19 per share on June 30, 2004.

        As of March 15, 2005, there were 10,255,779 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements under "Business," "Properties," "Legal Proceedings," "Market for Registrant's Common Stock and Related Stockholder Matters" and "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K (this "Form 10-K") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future operating income, future cash flows, potential business combination transactions, competitive and strategic initiatives, potential stock repurchases and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Business—Factors Affecting Finances, Business Prospects and Stock Volatility" and elsewhere in this Form 10-K.

        The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "encourage," "opportunity," "goal," "objective," "quality," "growth," "leader," "could", "expect," "intend," "plan," "planned," "expand," "focus," "build," "through," "strategy," "expiration," "provide," "offer," "maximize," "allow," "allowed," "represent," "commitment," "create," "implement," "result," "seeking," "increase," "add," "establish," "pursue," "feel," "work," "perform," "make," "continue," "can," "will," "ongoing," "include" or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence ("BI") and Corporate Performance Management ("CPM") solutions, custom development and system integration services and/or delays in industry-wide information technology ("IT") spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under "Critical Accounting Policies"; (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace CPM or BI services; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control and/or successfully resolve remaining outstanding IRS matters relating to our former staffing businesses. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I "Business—Factors Affecting Finances, Business Prospects and Stock Volatility." These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

EDGEWATER TECHNOLOGY, INC.

Form 10-K
Annual Report
For the Year Ended December 31, 2004

PART I

AVAILABLE INFORMATION; BACKGROUND

        Edgewater Technology, Inc., formerly known as StaffMark, Inc., maintains executive offices located at 20 Harvard Mill Square, Wakefield, MA 01880-3209. Our telephone number is (781) 246-3343. Our stock is traded on the NASDAQ National Market under the symbol "EDGW." Our Internet address is www.edgewater.com. We make available, free of charge, on the Investor Relations section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the "SEC"). Copies are also available, without charge, from Edgewater Technology, Attn: Investor Relations, 20 Harvard Mill Square, Wakefield, MA 01880-3209 or by emailing ir@edgewater.com. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC's Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

        In this Annual Report on Form 10-K, we use the terms "Edgewater Technology," "we," "our Company," "the Company," "our," and "us" to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. Our wholly-owned subsidiaries include: Edgewater Technology (Delaware), Inc. ("Edgewater Delaware"), a Delaware corporation that was incorporated in 1992 and acquired by our Company on May 17, 1999; Edgewater Technology (Virginia), Inc. (formerly known as Intelix, Inc. and referred to in this Form 10-K as "Intelix"), a northern Virginia corporation that was incorporated in 1993 and acquired by our Company on June 2, 2003; and Edgewater Technology- Ranzal, Inc. (formerly known as Ranzal and Associates, Inc. and referred to in this Form 10-K as "Ranzal"), a Delaware corporation that was incorporated in 2004 and acquired by our Company on October 4, 2004.

        From 1996 until January of 2001, we provided a wide range of staffing services that were distinct from the premium technology and business consulting services we began to offer in May of 1999 when we acquired Edgewater Delaware. During 2000 and 2001, we engaged in a series of transactions to dispose of these staffing businesses. The proceeds of these dispositions were used to retire indebtedness and a portion of the proceeds, $130.0 million, was used to complete a tender offer repurchase of our common stock, which was completed in January of 2001 (the "$130 Million Tender Offer Repurchase").

        Since 2001, we have engaged in business activities under one operating segment, which provides premium IT services. As a result, no separate segment disclosure is provided in this Form 10-K.

ITEM 1. BUSINESS

Overview

        Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium IT services. We provide our clients with a range of business and technology offerings designed to assist them in:

  •
  envisioning and realizing strategic business solutions;

  •
  implementing corporate performance management solutions;

  •
  optimizing business processes to improve the delivery of products and services;

  •
  maximizing and unlocking the value of corporate data assets;

  •
  accessing and leveraging our blend of industry and technology expertise; and

  •
  evaluating and leveraging managed services.

        Our primary target is the middle market whose needs span the full spectrum of our offerings. We also provide specialized premium services to divisions of Global 2000 companies. We go to market by vertical industry and currently serve clients in the following industries: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare (Managed Care); Higher Education; Insurance; Life Sciences; Retail; Travel/Entertainment and various Emerging Markets.

Industry Dynamics and Opportunity

        Industry Dynamics.    In today's complex business environment, organizations are seeking ways to optimize business processes and improve the delivery of information to customers, suppliers, employees, shareholders, partners and other constituents by enhancing IT systems. While many organizations support their IT needs and initiatives internally, many are faced with the realization that they lack the resources or expertise to clearly identify where improvements can be made. Organizations are looking to build, integrate and implement change across their enterprise. Finding the right industry and technical expertise to assist in business process change is an important decision.

        Companies turn to consulting firms like Edgewater Technology for a number of reasons, including the need:

  •
  For deep industry and technical expertise;

  •
  To provide premium consulting services in an accelerated timeframe;

  •
  To mitigate their business risk;

  •
  To receive an outside objective perspective; and/or

  •
  To serve as an agent to plan, manage and implement change.

        We believe a structural change is taking place in the consulting industry. The change is two-fold: customer buying habits are becoming more complex and industry dynamics are evolving.

        Customers are looking for lower cost commodity programming services to reduce overall operational expenses. In addition, they are seeking premium consulting services to facilitate and expedite the management of (1) smaller strategic projects and (2) geographically-dispersed complex projects. They are looking to local firms to build strategic components or systems that address a specialized business problem. Lastly, customers are investing in IT to improve business process and corporate performance in order to comply with new regulatory guidelines and successfully compete in today's business climate.

        Consulting industry dynamics are evolving with the acceptance of business process outsourcing (BPO). IT service firms are enhancing their business models to expand services and delivery offerings. These offerings are also being supported by the growing global acceptance of the offshore outsourcing model, which offers a compelling economic alternative primarily for software development services. While the BPO and outsourcing models have their advantages, it also provides an opportunity for technology management consultants to become providers of premium IT services.

        Industry Opportunity.    Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Technology management consulting firms deliver innovative strategic thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of the appropriate technologies. Edgewater Technology has steadily enhanced our offerings to address the evolving need for premium IT services and plan to continue to grow our competencies in that arena.

Competitive Strengths

        Edgewater Technology offers a unique blend of premium IT services designed to assist our clients in improving financial and operational performance across their enterprise. We develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. We feel that five core values differentiate us from the competition.

        These values include the following:

  (1)
  Delivery Excellence—Our history is built upon more than twelve years of proven methodology and well defined process, in addition to continually delivering business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-trained consultants, strong technical expertise, and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

  (2)
  Vertical Expertise/Horizontal Service Offerings—We combine vertical-industry knowledge with a broad base of key strategic technologies to serve our customers' needs and deliver tailored and innovative strategies and solutions. The primary vertical markets where we have developed core competencies include: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare (Managed Care); Higher Education; Insurance; Life Sciences; Retail; Travel/Entertainment and various Emerging Markets. Horizontal service offerings include: Business Intelligence/Business Activity Monitoring/Corporate Performance Management; Customer Service; Data Services; Enterprise Architecture Services; Program/Project Management; and Supply Chain Management.

    The diagram that follows illustrates our vertical and horizontal service offerings:

  (3)
  Technology Excellence—We deliver our services by blending proven strategic technologies and our vertical business practices to build scalable custom solutions providing a solid return on the investment. Our team of professionals has the technology expertise to offer comprehensive strategies and solutions. Our areas of technical expertise include: business activity monitoring, architectural services (assessment and builds), service-oriented architectures, data and managed services, transactional processing and legacy integration.

  (4)
  Middle-Market Focus—Edgewater Technology is well positioned to serve the technology needs of the middle market. Their needs span the full spectrum of our offerings. In 2004 alone, 85% of Edgewater Technology's business was derived from the middle market.

  (5)
  Strong Operational Metrics—Since our inception in 1992, Edgewater Technology's original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, company utilization and gross margin.

Business Strategy

        Our business strategy is to position our Company as the leading provider of premium information technology services for both the middle market and divisions of Global 2000 companies. We believe we can attain this strategic objective by delivering a range of business and technology offerings. These service offerings assist our clients in aligning their business goals and IT initiatives. To attain our business strategy objective, we will maximize our ability to deliver the following capabilities:

  •
  Envision and realize strategic business solutions.  We plan to serve our clients by delivering industry-based process re-engineering services coupled with strategic technology management services. These strategic business solutions will assist clients to align their specific business goals with a enterprise-wide IT strategy. We initially conduct an overall IT assessment and business analysis. This involves a detailed evaluation of possible technology alternatives, including whether the solution should be a package solution, a customized solution or a combination of both.

  •
  Implement corporate performance management solutions.  The primary goal of the solutions we develop is to improve financial performance and operating metrics across a client's enterprise. We develop these solutions by leveraging a blend of technology and vertical expertise as well as partnering with industry CPM leaders, such as Hyperion Solutions. With CPM, clients are able to improve their overall operational performance and productivity. A client's ability to extract data and alert management of operational issues can enhance near real-time decision making—otherwise known as Business Activity Monitoring, a building block of CPM.

  •
  Optimize business processes to improve the delivery of products and services.  One of our key differentiators is our ability to deliver solutions that integrate effectively into our client's existing infrastructure while improving business operations that support the generation of revenue. We develop these solutions by conducting business process analysis. The analysis enables us to map business process with technology. In addition, we have the ability to develop programs that manage multiple projects including those that are complex and could involve multiple local and global vendors. To build the best strategic, customized application, we take all facets of our client's business into consideration and make recommendations that include an approach of integrating packaged and customized solutions.

  •
  Maximize and unlock the value of corporate data assets.  Edgewater Technology provides its clients with the necessary knowledge and experience to successfully integrate data from the most complex systems. With proven methodologies, we deliver data integration solutions, including data warehouses and data marts, enabling organizations to access, integrate, transform, and deliver enterprise data from any source.

  •
  Managed services.  We offer a complete range of managed IT services that enable our middle-market clients to concentrate on their core business, while being assured their technical infrastructure will support them as they grow. We offer services including infrastructure assessment and restructuring, as well as managed solution care, which includes hosting solutions; remote monitoring and maintenance; network and operating systems maintenance, and application maintenance. These strategic services ensure that our client's technical infrastructure will properly support their short- and long-term business requirements, while aligning their business goals with their technical capabilities.

  •
  Access and leverage our blend of industry and technology expertise.  Across all of our service offerings, we provide a combination of vertical business knowledge along with technology expertise in the areas of strategy, technology and program management. This approach enables us to deliver powerful business solutions for our clients.

Our Services

        Edgewater Technology offers a full spectrum of services and expertise to ensure the success of our engagements, including:

  •
  Strategy—We blend our vertical industry and technology expertise to provide our clients with technology strategies that deliver long-term value across their enterprise. Our teams of consulting professionals compile and disseminate defined deliverables that not only support business process change, but strategically drive business. We take a multi-disciplinary approach which ensures that strategic plans not only serve the business need, but also are scalable, maintainable, and ultimately deliver the expected return on investment.

  •
  Design—Within this phase, we identify and document the detailed design of the solution which could range from what technologies and tools will integrate with the client's current IT infrastructure to what creative resources will be required to maintain consistency with the client's current brand. In addition, this phase is where a new business flow can be designed to streamline processes and enhance business performance. By investing in the design phase of a project, organizations can (1) reduce overall development costs; (2) reshape the quality of corporate data assets and the effectiveness of business process; and (3) provide a flexible platform for more effective maintenance.

  •
  Build—Edgewater Technology's team provides a blended approach of services to develop and implement IT systems, including technology, methodology, and project management. We build strategic solutions that address our client's specific needs, provide them inherent value and ensure that their solution aligns to their business goals.

  •
  Managed Services—Preferred Services is Edgewater Technology's brand of Managed Services. We offer a complete range of technical infrastructure support services, which enables our clients to concentrate on their business, while being assured their technical infrastructure will support their growth. Services include:

  •
  Maintain—We specialize in maintaining applications that require fast enhancement cycles, constant integration in changing environments and specialized quality assurance. The ability to cater to applications that support our customers' businesses, especially applications that are in the early stages of evolution, requires vital technology skills and business understanding. We offer services that assist our customers with the complete life cycle of their custom applications by providing network and operating systems maintenance and application maintenance.

  •
  Operate—Edgewater Technology has the ability to provide clients with customized operations support ranging from remotely managing a customer's IT system onsite at their location to facilities management at Edgewater Technology's networking operating facility. The need for a reliable, scalable and available IT infrastructure is critical to any organization's success.

        We offer a complete range of managed IT services that enable our middle-market clients to concentrate on their core business, while being assured their technical infrastructure will support them as they grow. We offer services including infrastructure assessment and restructuring, as well as managed solution care, which includes hosting solutions; remote monitoring and maintenance; network and operating systems maintenance; and application maintenance. These strategic services ensure that our clients' technical infrastructure will properly support their short- and long-term business requirements while aligning their business goals with their technical capabilities.

        Edgewater Technology has the proven expertise to plan, deliver and manage systems integration services that improve performance and maximize business results. We focus on deploying new systems and unlocking the value of existing corporate data assets. This proven expertise enables us to bring complex technologies and systems together while minimizing risk, leveraging our clients' technology investments and delivering tailored solutions.

Customers; Significant Customers

        Our customers are generally middle-market companies that span a wide variety of industries, including: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare (Managed Care); Higher Education; Insurance; Life Sciences; Retail; Travel/Entertainment and various Emerging Markets. Horizontal service offerings include: Business Intelligence/Business Activity Monitoring/Corporate Performance Management; Customer Service; Data Services; Program/Project Management; Enterprise Architecture Services; and Supply Chain Management.

        We derive a significant portion of our revenues from large projects with a limited number of customers. In 2004, our five largest customers accounted for 69.0% of our revenues. In 2003, our five largest customers accounted for 81.7% of our revenues. One of these large customers is considered a related party. For further details, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions: Synapse." During 2004, we developed relationships and recorded revenues from 28 new customers, as compared to 13 new customers in 2003.

        The following is a partial list of customers who have engaged our services:

The Affiliated Alan Gray Companies

American Express

American International Group, Inc.

American Student Assistance

Americo Life, Inc.

Arkansas State Treasury Department

Armed Forces Insurance Corporation

Barnstable Mutual Insurance

Blue Cross/Blue Shield of Arkansas

Capital Advisors

CMD

Champion Exposition Services

Circles, Inc.

Concentra Managed Care

Cross Country Automotive

Cyrk

Document Sciences Corporation

DHL

Genzyme Corporation

Harvard University

Kayem Foods

Lawyers Weekly

Marten Transportation

Massachusetts Educational Financing Authority (MEFA)

Massachusetts Institute of Technology (MIT)

Missouri Department of Higher Education

Merrill Corporation

Northeastern University

Oregon Student Assistance Commission

Priority Telecom

Sappi Fine Paper

St. Bernard's Regional Medical Center

St. Vincent's Hospital

SunGard Asset Management

The Synapse Group, Inc.

TJX Corporation

Unilever (Best Foods)

USAble Life

Verizon

Visiting Nurses Association of America (VNAA)

Marketing, Sales and Strategic Alliances

        Marketing.    The primary goal of all of our marketing efforts is to generate sales opportunities by increasing Edgewater Technology's brand awareness and value proposition. In 2004, our marketing efforts continued to be closely aligned with our go-to-market strategy, while introducing specific offerings that address IT challenges clients face within a particular vertical market. We have developed core competencies in delivering our services in key markets to increase the efficiency of our marketing efforts, we target specific areas of content on a quarterly basis for each of our vertical practice areas. Marketing builds campaigns around each content area, which include: marketing collateral, webinars, sell sheets, tradeshow/conference participation, speaking engagements, direct mail and public relations activities.

        Sales.    Our sales approach is to combine traditional sales with our strength in verticals and technology. Our traditional sales function is comprised of direct sales professionals and inside sales professionals. Both work closely with our practice directors to identify potential opportunities within each account. Using a consultative selling methodology, target prospects are identified and a pursuit plan is developed for each key account. When contact with a target is established, we utilize a blended sales model to demonstrate our expertise, combining consultative selling with traditional sales methods, which typically consists of a business development manager, an industry consultant and a technology consultant. This team approach to selling allows Edgewater Technology to demonstrate, from the initial contact point, its expertise in both the specific industry as well as technology. Once the customer has engaged Edgewater Technology, our sales professionals maintain their relationships with the customer by working collaboratively with the consulting professionals who are assigned to the customer.

        Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including: The Affiliated Alan Gray Companies, American Student Assistance, BEA Systems, Corda Technologies, Document Sciences Corporation, Everypath, Hyperion, IBM, LumenSoft Corporation, Microsoft, Nexaweb Technologies, NuGenesis Technologies Corporation, Optical Image Technology, Oracle, PaperThin, and Sun Microsystems. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

Professional Recruitment, Retention and Development

        Our success depends in part upon our ability to recruit and retain business and technology professionals with the high level of skills and experience needed to provide our premium services. We believe that the combination of professional support, intellectual challenge, corporate culture and compensation we offer will continue to be attractive to these highly-skilled professionals. Our working environment also fosters collaboration, creativity and innovation. We believe that our employees are one of our most valuable assets.

        Employees.    As of December 31, 2004, Edgewater Technology had 205 employees. Of these employees, 161 were billable consultants and 44 were management and administrative personnel comprising sales, marketing, human resources, finance, accounting, internal information systems, and administrative support. The average tenure of our employees is approximately 5 years and the average "years of experience" is approximately 12 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

        Culture.    We believe that our business culture is critically important to hiring and retaining qualified professionals. Our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all disciplines and vertical practices throughout our Company. Our employees are talented and energetic professionals that come from a multitude of professional backgrounds. Edgewater Technology believes that this creates an exciting, diverse, and creative work environment for our employees.

        Compensation.    We have a competitive compensation plan that has been structured to attract and retain highly-skilled professionals. Edgewater Technology's cash, bonus and equity compensation plans tie to the achievement of the Company's financial performance along with individual and team performance goals.

        Recruiting.    We believe that our long-term success will depend upon our ability to attract, retain and motivate highly-skilled employees. Our recruitment department has traditionally conducted its own direct recruiting efforts and coordinated informal and search firm referrals. We believe that our business model, which results in an intellectually stimulating work environment, provides greater opportunities for professional development and a dynamic corporate culture, enhances our ability to attract and retain top professionals.

        Professional Development.    We believe that providing our professionals with a wide variety of challenging projects, the opportunity to demonstrate ability and achieve professional advancement are keys to their retention. We work with our professionals to assist them with their professional development by offering internal and external learning opportunities. We encourage them to attain industry certifications which strengthen their expertise in both business and technology. In addition, we also believe that the working relationships they form on various project teams foster valuable formal and informal mentoring and knowledge sharing.

Competition

        Our service offerings consist of a full spectrum of services and expertise to ensure the success of IT projects. Our competitors include IT solutions providers, in-house technical staff, software product companies with extended service organizations, international outsourcers of IT development, application and Web hosting firms and specialized providers of CPM/BAM/BI.

        There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. We also believe that the principle criteria considered by prospective clients when selecting a consulting firm include skills and capabilities of consultants, scope of services, service model approach, global presence, industry and technical expertise, reputation and quality of past work, perceived value and a results orientation.

        The following is a representative list of competitors in the IT and management consulting services space:

  •
  Systems integrators: Accenture, EDS, IBM Global Services, Inforte, Keane Consulting, LogicaCMG, Perficient, and Sapient;

  •
  Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Indus, Satyam, Tata, and Wipro;

  •
  Management consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, DiamondCluster, and McKinsey & Company;

  •
  Corporate Performance Management (CPM) / Business Activity Monitoring (BAM) / Business Intelligence (BI) providers: AnswerThink/Beacon, Greenbrier & Russel, Informatica Corporation, ISA, Knightsbridge Solutions, Longview Solutions, MicroStrategy, Oracle, Threshold; and

  •
  Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle and SAP.

Intellectual Property

        We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for "Edgewater," "Edgewater Technology," and "Edgewater Technology-Ranzal." We believe we have secured all rights to trademarks and trade names related to our business.

        We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater Technology. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used within our Company and in customer engagements. See also "Factors Affecting Finances, Business Prospects and Stock Volatility."

Potential Future Strategies, Transactions and Changes

        Critical to our ability to create long-term stockholder value, the Company will continue to pursue internal growth initiatives and appropriate business combination transaction alternatives to achieve growth. From time to time, we have engaged and we may continue to engage in preliminary discussions with various persons regarding potential business combination transactions.

        We believe that our current cash reserves and our anticipated cash flow from our operations will be, taken together, adequate for our working capital needs for at least the next twelve months. However, our actual experience may differ significantly from our expectation, particularly if we pursue growth through business combination transactions, which we presently believe will be advantageous to building long-term stockholder value. In addition, other future events may adversely or materially affect our business, expenses or prospects and could affect our available cash or the availability or cost of external financial resources.

        We may, in the future, purchase common stock in the open market, in private transactions or otherwise, pursuant to any future board approved repurchase program. Any future purchases by us will depend on many factors, including:

  •
  The market price of our common stock at that time;

  •
  Our business strategy;

  •
  Our business and financial position; and

  •
  General economic and market conditions.

Risk Factors Affecting Finances, Business Prospects and Stock Volatility

        In addition to other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating Edgewater Technology and its business because such factors could have a significant impact on our business, operating results and financial condition. These risk factors could cause actual results to materially differ from those projected in any forward-looking statements.

        Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We generate a significant portion of our service revenues from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenues could be materially and adversely affected. In 2004, our five largest customers accounted for 69.0% of our service revenues. In 2003, our five largest customers accounted for 81.7% of our service revenues. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive revenues from a major customer that constitutes a large portion of a particular quarter's total revenues. If we lose any major customers or any of our customers cancel or significantly reduce a large project's scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

        Our lack of long-term customer contracts reduces the predictability of our revenues because these contracts may be canceled on short notice and without penalty.    Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is complete. If a significant customer, or a number of customers, terminate, significantly reduce, or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, future revenues should not be predicted or anticipated based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify, or cancel a project, including but not limited to Synapse, we would be required to shift our consultants to other projects to minimize the impact on our operating results. We cannot provide assurance that we will be successful in efficiently and effectively shifting our consultants to new projects in the event of project terminations, which could result in reduced service revenues and lower gross margins. If we experience unexpected changes or variability in our revenue, we could experience variations in our quarterly operating results and our actual results may differ materially from the amounts planned and our operating profitability may be reduced or eliminated.

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

        We may have lower margins, or lose money, on fixed-price contracts.    As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. In 2004, fixed-price contracts represented approximately 15.8% of our service revenues. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers' satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

        Competition in the IT and management consulting services market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective customers' internal IT departments or international outsourcing firms.    The market for IT and management consulting providers is highly competitive. In many cases we compete for premium IT services work with in-house technical staff, software product companies with extended service organizations and other international IT and management consulting firms, including offshore outsourcing firms. In addition, there are many small, boutique technology management consulting firms who have developed services similar to those offered by us. We believe that competition will continue to be strong and may increase in the future, especially if our competitors continue to reduce their price for IT and management consulting services. Such pricing pressure could have a material impact on our revenues and margins and limit our ability to provide competitive services.

        Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business. We compete on the basis of a number of factors, many of which are beyond our control. Existing or future competitors may develop or offer IT and management consulting services that provide significant technological, creative, performance, price or other advantages over the services we offer.

        See "Item 1—Business—Competition" for a representative list of competitors in the IT and management consulting services space.

        Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers of entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the IT services market. Therefore, we must rely on the skill of our personnel and the quality of our customer service. The costs to start an IT and management consulting services firm are low. We expect that we will continue to face additional competition from new entrants into the market in the future, offshore providers and larger integrators and we are subject to the risk that our employees may leave us and may start competing businesses. Any one or more of these factors could have a material impact on our business.

        Because we rely on highly-trained and experienced personnel to design and build complex systems for our customers, an inability to retain existing employees and attract new qualified employees would impair our ability to provide our services to existing and new customers.    Our future success depends in large part on our ability to attract new qualified employees and retain existing highly-trained and experienced technical consultants, project management consultants, business analysts and sales and marketing professionals of various experience levels. If we fail to attract new employees or retain our existing employees, we may be unable to complete existing projects or bid for new projects of similar size, which could adversely affect our revenues. While attracting and retaining experienced employees is critical to our business and growth strategy, maintaining our current employee base may also be particularly difficult. Even if we are able to grow and expand our employee base, the additional resources required to attract new employees and retain existing employees may adversely affect our operating margins.

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

        We may not be able to protect our intellectual property rights or we may infringe upon the intellectual property rights of others, which could adversely affect our business.    Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We do not have any patents or patent applications pending. Existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all. If we are unsuccessful in any future intellectual property litigation, we may be forced to do one or more of the following:

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

  •
  Variability in market demand for IT and management consulting services;

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

        Anti-takeover provisions in our charter documents, our stockholder rights plan and/or Delaware law could prevent or delay a change in control of our Company.    Our Board of Directors can issue preferred stock in one or more series without stockholder action. The existence of this "blank-check" preferred stock provision could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. In addition, our Company has a stockholder rights plan, commonly referred to as a "poison pill," that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the Delaware General Corporation Law may also discourage someone from acquiring or merging with us.

        If clients view offshore development as a viable alternative to our service offerings, our pricing, revenue, margins and profitability may be negatively affected.    A trend has developed whereas international IT service firms have been founded in countries such as India, which have well-educated and technically-trained workforces available at wage rates that are substantially lower than U.S. wage rates. While traditionally we have not competed with offshore development, presently this form of software development is experiencing rapid and increasing acceptance in the market. To counteract this trend, we are focusing towards premium service offerings, including design and strategy consulting engagements, which are more difficult for offshore development firms to replicate. If we are unable to continually evolve our service offerings or the rate of acceptance of offshore development advances even faster than we expect, then our pricing and revenue could be adversely affected.

        Related to the Company's former staffing businesses, which were sold in 2000 & 2001, we have received and may continue to receive Internal Revenue Service (the "IRS") related tax assessments, which may require the payment of certain taxes, interest and penalties and if such payments were material, they could adversely affect our financial condition and/or results of operations.    The Company has received various tax notices and assessments from the IRS. During the fourth quarter of 2003, certain notices related to civil penalties were assessed against our Company. During 2004, our Company was able to successfully resolve several of these outstanding assessments. While we continue to pursue alternatives to resolve other remaining outstanding assessments of approximately $0.3 million, it is possible the Company could receive additional assessments in the future and/or the Company may be required to pay a portion or the entire amount of the outstanding assessments. Accordingly, if we are required to pay one or more of these assessments it could have a material adverse effect on our financial condition and/or results of operations and cash flows.

        We may be required to record additional goodwill impairment charges in future quarters.    As of December 31, 2004, we had recorded goodwill and related intangible assets with a net book value of $16.6 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2004 and 2003 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See "Item 8—Financial Statements and Supplementary Data—Notes 2 and 8." As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

        We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset.    We have a deferred tax asset of approximately $22.2 million, net of an applicable valuation allowance, as of December 31, 2004. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders' equity and financial position.

        Material changes to our strategic relationship with Hyperion.    The Ranzal business, which we acquired in October of 2004, derives a substantial portion of its revenues from a channel relationship with Hyperion Solutions Corporation. This relationship involves Hyperion assisted lead generation support with respect to the business intelligence services provided by Ranzal. This relationship is governed by a Consulting Reseller Partner Agreement, which is subject to annual renewal and is scheduled to expire in October of 2005. This contract and relationship is expected to have a significant impact on our consolidated results for 2005. A failure to renew this relationship, or a material modification or change in Hyperion's partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

        Our reliance upon Synapse.    The Synapse Group, Inc. ("Synapse"), as more fully described in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions," is considered both a significant customer and a related party. Revenues from Synapse amounted to $9.7 million, or 39.0% of total revenues, and $11.8 million, or 47.3% of total revenues, for 2004 and 2003, respectively. In fiscal 2004, revenues from Synapse decreased by approximately $2.1 million. The Company provides services to Synapse related to infrastructure support, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In January of 2005, our Company entered into a one-year services contract with Synapse. It is anticipated that Synapse will purchase at least $8.5 million in professional services during fiscal 2005. There are no commitments beyond the twelve month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenues related to Synapse services will be comparable to those generated in the past.

ITEM 2. PROPERTIES

        We lease 30,004 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880-3209. The lease for our corporate headquarters was extended for a 10 year period on December 31, 2003 and this lease expires on December 31, 2013. We also have office facilities in Arkansas, New Hampshire, New York, and Virginia. Our corporate and satellite offices are all leased properties. We do not own any real estate. An office located in Fayetteville, Arkansas, which was the Company's principal executive offices until the 2001 fiscal year, is a leased property, which we sublet to a third party on July 1, 2002 until June 30, 2007. The Fayetteville, Arkansas lease expires on June 30, 2009.

ITEM 3. LEGAL PROCEEDINGS

        We are sometimes a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles, that we believe are reasonable. As of the date of the filing of this Form 10-K, our Company is not a party to any existing material litigation matters.

        We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001. In fiscal 2003, we recorded a reserve of $1.0 million related to such assessments plus related professional fees. During 2004, our Company was able to successfully resolve several outstanding notices related to these tax matters as the Company received formal notice from the IRS that certain assessments had been fully abated. We continue to pursue alternatives to resolve the remaining outstanding assessments which amount to $0.3 million as of December 31, 2004. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Notes 4 and 13" included elsewhere in this Form10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

        Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ National Market under the symbol "EDGW." On March 15, 2005, there were approximately 2,093 holders of record of our common stock and 10.3 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or "street" name through various bankers or brokerage firms. Based on our Company's solicitations of proxies in May 2004, we estimate that there are approximately 8,000 holders of our Company's common stock. The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ National Market for each quarter in 2003 and 2004 and the first quarter of 2005 through March 15, 2005.

	High	Low
FISCAL 2003:
First Quarter	$4.59	$3.68
Second Quarter	4.85	3.77
Third Quarter	5.77	4.37
Fourth Quarter	5.60	4.56
FISCAL 2004:
First Quarter	$8.50	$4.65
Second Quarter	7.15	5.10
Third Quarter	6.19	4.50
Fourth Quarter	5.15	3.80
FISCAL 2005:
First Quarter	$5.66	$4.35
(through March 15, 2005)

Other Stockholder Matters

        We have not paid dividends in the past and intend to retain any earnings to finance the expansion and operations of our business. Subject to the items discussed in "Item I—Business—Potential Future Strategies, Transactions and Changes," we do not anticipate paying any cash dividends with regard to cash generated through our normal operations in the foreseeable future. The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of acquisitions, performance by our competitors, and other market events or factors. In addition, the stock market has, from time to time, experienced price and volume fluctuations, which have particularly affected the market price of many professional service companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Issuer Purchases of Equity Securities

        In September 2002, our Board of Directors authorized a stock repurchase program for up to $20.0 million of common stock through December 31, 2003, which was extended through and expired in February 2005. Under this program, stock repurchases have been made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of the most recently authorized stock repurchase program, effective February 14, 2003, our Company entered into a SEC Rule 10b5-1 repurchase program with a broker that allowed purchases of our common stock through traditional blackout periods. From the inception of our stock repurchase program in 2000 through the February 25, 2005 repurchase program expiration date, we repurchased 3.3 million shares of our common stock for an aggregate purchase price of approximately $17.9 million. Both the stock repurchase program and the 10b5-1 repurchase program expired on February 25, 2005.

        The following table presents the aggregate quarterly repurchases under this program during the fourth quarter ended December 31, 2004:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
October	32,785	$4.58	32,785	$18,391,283
November	443,795	$4.21	443,795	$16,524,886
December	214,604	$4.55	214,604	$15,548,691

Total	691,184	$4.33	691,184	$15,548,691

ITEM 6. SELECTED FINANCIAL DATA

        The 2004, 2003, 2002, 2001 and 2000 selected consolidated financial data presented below has been derived from our audited consolidated financial statements. Our former operating businesses, consisting of the StaffMark commercial staffing division, Robert Walters, Strategic Legal, IntelliMark and ClinForce are presented as discontinued operations. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form10-K.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$25,322	$25,054	$18,666	$26,574	$31,799
Cost of services	15,659	13,540	11,905	15,733	15,834

Gross profit	9,663	11,514	6,761	10,841	15,965
Operating expenses:
Selling, general and administrative	10,154	10,080	8,833	10,551	14,411
Depreciation and amortization	896	948	1,003	5,465	5,078
Impairment of goodwill(1)	—	—	7,411	—	—
Restructuring(2)	—	—	349	—	—

Total operating expenses	11,050	11,028	17,596	16,016	19,489

Operating (loss) income	(1,387)	486	(10,835)	(5,175)	(3,524)
Interest income, net	556	455	777	2,090	3,077

(Loss) income before taxes, discontinued operations, extraordinary item and change in accounting principle	(831)	941	(10,058)	(3,085)	(447)
Tax (benefit) provision	—	(1,053)	—	593	1,234

(Loss) income from continuing operations before discontinued operations, extraordinary item and change in accounting principle	(831)	1,994	(10,058)	(3,678)	(1,681)
Discontinued operations:
Income (loss) from operations of discontinued divisions, net of applicable taxes	236	(1,020)	(950)	(904)	(113,534)
Gain on sale of divisions, net of applicable taxes	—	—	—	6,514	64,368

(Loss) income before extraordinary item and change in accounting principle	(595)	974	(11,008)	1,932	(50,847)
Extraordinary item, net of applicable taxes(3)	—	—	—	(27)	(360)
Change in accounting principle(1)	—	—	(12,451)	—	—

Net (loss) income	$(595)	$974	$(23,459)	$1,905	$(51,207)

Basic (loss) income per share:
Continuing operations	$(0.07)	$0.18	$(0.87)	$(0.29)	$(0.06)
Discontinued operations	0.02	(0.09)	(0.08)	0.44	(1.68)
Extraordinary item	—	—	—	—	(0.01)
Change in accounting principle	—	—	(1.08)	—	—

Net (loss) income	$(0.05)	$0.09	$(2.03)	$0.15	$(1.75)

Weighted average shares, basic	11,283	11,381	11,575	12,858	29,212

Diluted (loss) income per share:
Continuing operations	$(0.07)	$0.17	$(0.87)	$(0.28)	$(0.06)
Discontinued operations	0.02	(0.09)	(0.08)	0.43	(1.68)
Extraordinary item	—	—	—	—	(0.01)
Change in accounting principle	—	—	(1.08)	—	—

Net (loss) income	$(0.05)	$0.08	$(2.03)	$0.15	$(1.75)

Weighted average shares, diluted	11,283	11,694	11,575	12,935	29,212

Refer to footnotes on following page.

(1)
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. On December 2, 2002, the selected annual measurement date, the Company recorded an additional non-cash charge of $7.4 million, relating to a further impairment of goodwill. See "Item 8—Financial Statements and Supplementary Data—Note 2" included elsewhere herein.

(2)
As a result of a workforce reduction on February 28, 2002, the Company recorded approximately $0.3 million in associated restructuring charges related to severance costs. See "Item 8—Financial Statements and Supplementary Data—Note 5" included elsewhere herein.

(3)
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

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash equivalents and marketable securities(4)	$33,908	$44,259	$46,782	$51,501	$145,581
Goodwill and intangibles	16,628	13,135	11,614	31,807	36,530
Deferred tax asset	22,213	22,175	22,884	22,523	26,628
Other assets	8,953	6,962	5,213	7,016	45,961

Total assets	$81,702	$86,531	$86,493	$112,847	$254,700

Total liabilities	$5,106	$5,647	$5,456	$7,855	$17,455
Stockholders' equity	76,596	80,884	81,037	104,992	237,245

Total liabilities and stockholders' equity	$81,702	$86,531	$86,493	$112,847	$254,700

Outstanding shares of common stock	10,594	11,366	11,485	11,594	28,693

(4)
During 2000 and 2001, we engaged in a series of transactions to dispose of staffing businesses that were unrelated to the premium IT services we provided during those periods, and which we continue to provide. A portion of the proceeds of these dispositions, consisting of $130.0 million, was used to complete a tender offer repurchase of our common stock, which was completed on January 23, 2001. The changes in cash equivalents and marketable securities balance from 2000 to 2001 occurred principally due to the completion of one of these dispositions, and the closing of the $130 Million Tender Offer Repurchase, after December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the "Item 6—Selected Financial Data" and "Item 8—Financial Statements and Supplementary Data" and the related notes thereto in this Annual Report on Form 10-K.

Overview

        Edgewater is an innovative technology management consulting firm providing a unique blend of premium IT services. Our primary target is the middle market whose needs span the full spectrum of our offerings. We also provide specialized premium services to divisions of Global 2000 companies. During the fiscal year ended December 31, 2004, we generated revenues, including reimbursement of out-of-pocket expenses, of approximately $25.3 million from a total of 102 clients. Headquartered in Wakefield, Massachusetts, as of December 31, 2004, our Company employed approximately 161 technical consulting professionals.

        Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Over the past four years, our business has been negatively impacted by weakened IT services spending environment, which caused some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue as appropriate.

        The largest portion of our operating expenses consists of project personnel and related expenses. Project personnel expenses consist of payroll costs and related benefits associated with professional staff. Other related expenses include travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expenses is comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space), and other administrative support for project personnel.

        We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

        The Company's management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under "Results for the Year Ended December 31, 2004 Compared to Results for the Year Ended December 31, 2003."

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
  Valuation of Deferred Tax Assets; and

  •
  Valuation of Long-Lived and Intangible Assets.

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See "Notes to Consolidated Financial Statements" included in "Item 8—Financial Statements and Supplementary Data" included elsewhere herein, which contain additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

        Revenue Recognition.    The Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as technical consulting, custom software development, integration services, business intelligence consulting and managed services. Revenues from these services are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB No. 104, "Revenue Recognition ("SAB 104")." We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For the years ended December 31, 2004, 2003 and 2002, revenues from strategy engagements, technical consulting and custom software development and integration services, and managed services represented the following:

For the Year Ended December 31,	Strategy Engagements	Consulting and Development and Integration Services	Managed Services
2004	20.7%	67.2%	12.1%
2003	2.9%	85.7%	11.4%
2002	5.3%	77.9%	16.8%

        The Company derives a significant portion of its service revenue from time and materials based contracts. Time and materials contracts represented 75.0%, 70.9% and 77.2% of service revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

        From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract ("EITF") No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. As of December 31, 2004, the Company had recorded as deferred revenue a liability in the amount of $0.2 million related to volume purchase arrangements.

        Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 15.8%, 18.8% and 5.5% of service revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

        Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any "design flaws" remedied and/or have our Company "fix" routine software design defects. The services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with SAB 101 and SAB 104, revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned. The warranty term is typically short term or for a 30-60 day period after the project is complete.

        In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. There were no recorded losses on contacts during fiscal 2004.

        We also perform services on a fixed-fee basis under managed services contracts, which include monthly hosting and support services. Fixed-fee contracts represented 9.2%, 10.3% and 17.2% of service revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Revenue under fixed-fee contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

        When a customer enters into a time and materials, fixed-price contract or a fixed-fee contract, the related revenue is accounted for under EITF 00-21, "Revenue Arrangement with Multiple

Deliverables." For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

        Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2004, the Company has recorded a deferred liability of approximately $0.1 million included in the financial statement caption of "deferred revenue and other liabilities" related to customer prepayments.

        Revenues from software resale contracts are included in service revenues and were less than 1.0% of total revenues for all periods presented. Revenue and related costs are recognized and amounts are invoiced to our customers upon the customer receipt of the purchased software. All related warranty and maintenance arrangements are performed by the primary vendor of the software and are not the obligation of the Company.

        We recognize revenues for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Reimbursement of "out-of-pocket" expenses charged to customers is reflected as revenue.

        Our revenues and earnings may fluctuate from year to year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, and allocations of fair value of elements under multiple element arrangements, and the valuation of our allowance for doubtful accounts.

        Valuation of Deferred Income Taxes.    In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered from future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance to reduce the net deferred tax asset to a value we believe will be recoverable by future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the Company's future income over the life of the deferred tax asset, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations. Management's assumptions about future income require significant judgment because actual income has fluctuated in the past and may continue to do so.

        As of December 31, 2004, the gross value of the deferred tax asset recorded on the Company's balance sheet was approximately $36.9 million. This amount was comprised of approximately $21.0 million in federal net operating loss ("NOL") carry forwards, $10.1 million in state NOL carry forwards, $5.0 million in available federal credits, and $0.8 million in net deferred temporary timing differences. These amounts were offset by a valuation reserve of approximately $14.7 million providing for a net deferred tax asset of $22.2 million. The valuation reserve is representative of the Company's assessment of the expected future realization of recorded deferred tax assets.

        When assessing the probability of the future realization of the recorded value of this asset, the Company reviews its planned future income and profitability projections. In projecting future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results and trends, our project pipeline, and other appropriate factors. Based upon these analyses, the Company believes that it is more than likely that it will be able to recover the currently recorded value of our net deferred tax assets by achieving a compounded annual revenue growth rate of approximately 9.6% and achieving annual profitability in the range of 4.4% to 6.9% through fiscal 2020. However, if we do not generate sufficient future income and profits, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense, thereby reducing net income or increasing net loss, in the period in which it is determined that it is more likely than not that either a portion or all of the deferred tax asset is recoverable.

        Valuation of Long-Lived and Intangible Assets.    In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and other indefinite lived intangible assets ("intangibles") are no longer subject to amortization, rather, they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. Prior to April 1, 2002, the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful lives not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows.

        Under SFAS No. 142, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

        Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test requires our management to make significant judgments, assumptions and estimates. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows. This approach requires the use of significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows and perpetual growth rate, among others.

        Upon adoption of SFAS 142 in fiscal 2002, the Company recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million. On December 2, 2002, our selected annual measurement date, our Company recorded an additional non-cash charge of $7.4 million due to a further impairment of the recorded goodwill. No other impairment has been recorded in the periods presented.

        As further described in Note 3 to the consolidated financial statements included elsewhere herein, the Company, on June 2, 2003, acquired Intelix, Inc. and recorded $1.4 million in goodwill and $0.5 million in identifiable intangible assets, which are being amortized over a period of four to eight years. On October 4, 2004, the Company acquired Ranzal and recorded $2.4 million in goodwill and $1.6 million in identified intangible assets, which are being amortized over a period of two to five years.

Results for the Year Ended December 31, 2004 Compared to Results for the Year Ended December 31, 2003

        Service Revenues.    During the year ended December 31, 2004, total revenues increased by $0.2 million, or 1.1%, over fiscal 2003 revenues of $25.1 million to $25.3 million. Our annualized revenue per billable consultant, adjusted for utilization, increased to $227 thousand during fiscal 2004 as compared to $224 thousand in fiscal 2003 primarily due to the incremental benefits of improved billing and utilization rates during the fourth quarter of 2004. The Company increased the number of customers it served to 102 clients during fiscal 2004 as compared to 52 clients during fiscal 2003, which was primarily the result of the Ranzal acquisition. While our overall revenue remained flat on a year over year basis, in fiscal 2004, revenue from our five largest customers, including Synapse, decreased as a percentage of total revenue to 69.0% of our total revenues as compared to 81.7% in fiscal 2003 due to the Company's revenue diversification efforts.

        Fiscal 2004 revenues were primarily affected by two factors. Our revenues were enhanced by the October 4, 2004 acquisition of Ranzal, which added approximately $2.3 million in fourth quarter revenues. The incremental year over year increase from Ranzal revenues was also mitigated by a decrease of approximately $2.0 million in revenues related to Edgewater Technology's core business. The decrease in Edgewater Technology core revenues is primarily attributable to a reduction in revenue from Synapse, a related party and our largest customer. Synapse revenue declined by approximately $2.1 million, or 17.7%, to $9.7 million as compared to fiscal 2003 revenues of $11.8 million. The Company also experienced continued delays and reductions in overall IT spending as the U.S. economic environment continued to be sluggish during 2004.

        Cost of Services.    Cost of services consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, project personnel costs increased by $2.2 million, or 15.6%, to $15.7 million in 2004 as compared to $13.5 million in 2003. The fiscal 2004 increase in project personnel costs is partially attributable to the Ranzal acquisition, which added approximately 25 billable consultants and $1.3 million in related personnel costs, and the full year effect of the June 2003 Intelix acquisition, which added approximately 29 billable consultants in 2003 and increased project personnel costs by an additional $0.7 million in fiscal 2004. As a percentage of revenue, project personnel costs before out-of-pocket expense reimbursements increased from 53.4% during fiscal 2003 to 60.2% during fiscal 2004. The increase in project personnel costs, as a percentage of revenues, reflects decreases in the Company's billable consultant utilization rates, which decreased to 72.1% in fiscal 2004 as compared to 78.7% in fiscal 2003.

        Gross Profit.    Gross profit decreased $1.8 million, or 16.1%, to $9.7 million in 2004 as compared to $11.5 million in 2003. Gross profit, as a percentage of revenues, decreased to 38.2% in fiscal 2004 as compared to 46.0% in fiscal 2003. The fiscal 2004 decrease in gross profit is partially related to a decrease in Edgewater Technology core revenues during the second half of fiscal 2004 as market conditions led to a reduced level of IT spending and delayed IT spending decisions. The effect of these conditions caused a decrease in our billable consultant utilization rates, which decreased to 72.1% in fiscal 2004 as compared to 78.7% in fiscal 2003 on an overall basis. The fiscal 2004 utilization rate decrease is in large part attributable to a decrease of $2.1 million in revenues from the Company's largest customer. These decreases in Edgewater's core business were offset by the fiscal 2004 gross profit contribution of Ranzal, which added $1.0 million in gross profit during the fourth quarter. Additionally, in fiscal 2004, the Company experienced an increase in billable and unbilled expenses. Billable and unbilled expenses increased by approximately $0.4 million in fiscal 2004 to $0.7 as compared to $0.3 in fiscal 2003. This increase represents 25.2% of the fiscal 2004 reduction in gross margin.

        Selling, General and Administrative Expense ("SG&A").    Fiscal 2004 SG&A expenses of $10.0 million, or 39.6% of revenues, remained consistent with fiscal 2003 expenditure levels. Fiscal 2003 SG&A expenses also totaled $10.0 million and represented 40.2% of revenues. In fiscal 2003, SG&A expenses included a bonus accrual of $1.3 million as compared to a bonus accrual of $0.1 million in 2004. Offsetting the current year reduction in bonus expense was an increase in sales and administrative salaries expenses of $0.5 million, as the Company increased sales headcount from 10 average full-time-equivalents in 2003 to 14 average full-time-equivalents. In addition, fiscal 2004 SG&A expenses included additional expenses related to the operations of Ranzal in the amount of $0.5 million, which were included in the fourth quarter 2004 operating results.

        Stock-Based Compensation.    In May 2003, the Company's Compensation Committee authorized restricted share awards to certain executives of the Company, aggregating 140,000 shares of the Company's common stock. The aggregate compensation expense associated with these awards is approximately $0.7 million, which amount is being amortized straight-line over the vesting term (five years). Fiscal 2004 compensation expense related to these restricted share awards amounted to $0.1 million as compared to fiscal 2003 expense of $0.07 million. The increase is attributable to a full year amortization of the awards in fiscal 2004.

        The Company will be required to adopt the fair value method of accounting for stock compensation in the third quarter of 2005, which is expected to result in an increase in reported stock-based compensation expense.

        Depreciation and Amortization Expense.    Depreciation and amortization expense remained consistent with the fiscal 2003 amount of $0.9 million. Fiscal 2004 depreciation expense decreased by $0.2 million, to $0.4 million, as compared to $0.6 million in fiscal 2003. The decrease reflects continued spending controls on purchases of new fixed assets and an overall reduction in depreciation as older assets fully depreciate. This decrease was offset by an increase in amortization related to the full year amortization of the Intelix intangible assets and the incremental amortization related to the Ranzal intangible assets of $0.1 million in fiscal 2004.

        Operating (Loss) Income.    Operating income decreased $1.9 million to ($1.4) million in 2004 as compared to operating income of $0.5 million in 2003. The decrease in income is attributable to comparatively lower utilization rates, directly tied to decreased spending in IT consulting markets in fiscal 2004 and increased salaries and wages related to strategic personnel investments, which were offset by $0.5 million in fourth quarter operating income attributable to the recently acquired Ranzal operations. Each of these items is explained in further detail above.

        Interest Income (Expense), Net.    We earned net interest income of $0.6 million in 2004, as compared to net interest income of $0.5 million in 2003. The increase in interest income reflects a fiscal 2004 shift of our available cash and cash equivalent balances into less liquid marketable securities, which have increased yields on our invested balances when compared to the yields achieved in the prior year. Average maturity and yield rates for the year ended December 31, 2004 were approximately 94 days and 1.6%, respectively.

        Provision for Income Taxes.    The Company, as a result of its net operating loss position for the year ended December 31, 2004, has not recorded a tax provision. Conversely, in fiscal 2003, we recorded a tax benefit of $1.1 million, which represented a tax provision of $0.3 million, based on an estimated effective rate of 40.0% on operating income for state and federal income tax rates, offset by a benefit related to a refund receivable of $1.4 million related to a 2002 net operating tax loss carry back claim.

        We have deferred tax assets which have arisen primarily as a result of operating losses incurred in prior fiscal years, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax asset amounts. As of December 31, 2004, the valuation allowance against deferred tax assets was approximately $14.7 million, providing for a net deferred tax asset of $22.2 million.

        Income (Loss) from Continuing Operations.    Income from continuing operations decreased $2.8 million, to ($0.8) million in 2004 as compared to income of $2.0 million in 2003. This decrease was primarily a result of lower 2004 revenues and operating margins, for the reasons described above. In addition, a carry back tax claim of $1.4 million was included in income during the previous year as compared to no carry back claim amounts being recorded in 2004.

        Discontinued Operations.    We have received and may continue to receive various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing businesses, which were sold in 2000 and 2001. During 2004, our Company was able to successfully resolve several outstanding assessments. On a net basis, the Company reversed approximately $0.2 million from its discontinued operations accrual related to the successful resolution of our tax assessments. The accrual decrease attributable to the IRS notices totaled approximately $0.8 million. This decrease was offset by an increase in the accrual of $0.6 million, which was primarily the result of an increase in a previously established reserve related to the Company's expected lease payments on its former corporate headquarters in Fayetteville, Arkansas in the amount of $0.4 million. The increase in the lease accrual was deemed necessary after revising a previously prepared estimate with more current information. In Fiscal 2003, we recorded a reserve of $1.0 million representing the low end of potential payments to be made under certain IRS notices, plus related professional fees. See Notes 4 and 13 of the consolidated financial statements included elsewhere herein.

        Net (Loss) Income.    We recognized a net loss of $0.6 million in 2004 as compared to net income of $1.0 million in 2003. The net income decreased in 2004 primarily as a result of decreased revenue, gross margin and the tax benefit recorded in fiscal 2003.

Results for the Year Ended December 31, 2003 Compared to Results for the Year Ended December 31, 2002

        Service Revenues.    During the year ended December 31, 2003, total revenues increased by $6.4 million, or 34.2%, over fiscal 2002 revenues of $18.7 million to $25.1 million. Our annualized revenue per billable consultant, adjusted for utilization, increased to $224 thousand during fiscal 2003 as compared to $214 thousand in fiscal 2002 primarily due to improved billable consultant utilization rates. The utilization rate improvement was attributable to organic growth attained from engaging new customers and retaining follow-on business from existing customers during 2003. As a result of these fiscal 2003 improvements, the Company's utilization rates for its billable consultants increased to 78.7% in fiscal 2003 as compared to 67.0% in fiscal 2002. We served 52 clients during fiscal 2003 as compared to 35 clients during fiscal 2002. In fiscal 2003, our five largest customers, including Synapse, represented approximately 81.7% of our total revenues as compared to 88.0% in fiscal 2002.

        Cost of Services.    Cost of services, which represents project personnel costs, increased 13.7%, to $13.5 million, in 2003 as compared to $11.9 million in 2002. A significant portion of the year over year increase of approximately $1.6 million is directly related to $1.6 million in additional project personnel costs associated with the addition of 29 billable consultants in connection with the mid-year acquisition of Intelix. As a percentage of net revenue, project personnel costs before out-of-pocket expense reimbursements decreased from 63.3% during fiscal 2002 to 53.4% in fiscal 2003. The decrease, or improvement in project personnel costs as a percentage of revenues, is attributable to significantly improved utilization rates in fiscal 2003, 78.7%, as compared to fiscal 2002, 67.0%, combined with the increase in total billable consultants to 156 as compared to 119 in fiscal 2002.

        Gross Profit.    Gross profit increased 70.3%, to $11.5 million, in 2003 as compared to $6.8 million in 2002. Gross profit, as a percentage of revenues, improved to 46.0% in fiscal 2003 as compared to 36.2% in fiscal 2002. The increase in gross profit and improvement of gross profit as a percentage of revenues, is directly related to the increase in billable hours in connection with the consulting services revenues before out-of-pocket expense reimbursements of $6.4 million in fiscal 2004. As a result of the increase in billable hours, the average utilization rates improved to 78.7% in fiscal 2003 as compared to 67.0% in fiscal 2002.

        Selling, General and Administrative Expense ("SG&A").    Fiscal 2003 SG&A expenses increased by $1.2 million, to $10.1 million, or 40.2% of revenues, as compared to fiscal 2003 expenditure levels which totaled $8.8 million and represented 47.3% of revenues. The year over year increase in absolute SG&A expenses is directly related to fiscal 2003 accruals for performance-based bonuses, which totaled $1.3 million. Additionally, fiscal 2003 SG&A expenses included incremental costs as the result of the Intelix acquisition, which totaled $0.7 million in the current fiscal year. These increases were offset by reduced facilities and operating expenses in 2003 in an effort to streamline operations and costs.

        Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.1 million, to $0.9 million, in 2003 as compared to $1.0 million in 2002. This decrease reflects tighter spending controls on purchases of new fixed assets and a relative reduction in depreciation as older assets fully depreciate, offset by slightly higher depreciation and amortization due to the Intelix acquisition, which increase fiscal 2003 intangible asset amortization by approximately $0.05 million.

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

        Restructuring.    In February 2002, we implemented a workforce reduction to better align our consultant base to our expected revenues. The Company reduced headcount by approximately 38 positions, which resulted in a restructuring charge of approximately $0.3 million. The restructuring charge consisted primarily of severance and similar employee payroll related termination expenses. All amounts were paid as of December 31, 2002.

        Operating Income (Loss).    Operating income increased $11.3 million, to $0.5 million, in 2003 as compared to an operating loss of $10.8 million in 2002. This increase is due to higher utilization and a corresponding increase in revenue, combined with the effects of the restructuring and the impairment of goodwill in 2002, as described above.

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

        Provision for Income Taxes.    We recorded a tax benefit of $1.1 million for 2003, representing a tax provision of $0.3 million based on an estimated effective rate of 40.0% on operating income, inclusive of state and federal income tax rates, offset by a refund receivable related to the 2002 net operating tax loss carry back claim of $1.4 million, for which benefit had not been previously recorded. The effective tax rate for 2002 was zero, primarily due to net operating losses for which a benefit was not provided. We have recorded a valuation allowance against a portion of our net deferred assets of approximately $14.1 million as of December 31, 2003 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.

        Income (Loss) from Continuing Operations.    Income from continuing operations increased $12.1 million, to $2.0 million, in 2003 as compared to a loss of $10.1 million in 2002. This increase was primarily a result of higher operating profitability and the tax carry back claim, and the absence in 2003 of the goodwill impairment charge and restructuring charge which were recorded in 2002.

        Discontinued Operations.    We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001, and related civil penalties concerning the purported untimely filing of tax information. We recorded in 2003 a reserve of $1.0 million representing the low end of our estimated exposure of our unresolved tax assessments, plus related professional fees. See Notes 4 and 13 of the consolidated financial statements included elsewhere herein.

        In 2002, we recorded a $1.0 million charge to discontinued operations relating to a litigation settlement with the purchaser of and successor to our commercial staffing business, which was sold in 2000 for approximately $196.0 million. See Note 13 of the consolidated financial statements included elsewhere herein.

        Change in Accounting Principle.    As discussed above, we adopted SFAS No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. See Note 2 of the consolidated financial statements included elsewhere herein.

        Net Income (Loss).    We recognized net income of $1.0 million in 2003 as compared to a net loss of $23.5 million in 2002. The net income increased substantially in 2003 due to additional operating income in 2003 offset by goodwill impairment charges taken in 2002, which is described in further detail above.

Liquidity and Capital Resources

        The following table summarizes our cash flow activities for the periods indicated:

	Years ended December 31
	2004	2003	2002
	(In thousands)
Cash flows provided by (used in):
Operating activities	$10	$2,633	$(72)
Investing activities	(17,959)	(914)	(6,472)
Financing activities	(3,827)	(1,252)	(789)
Discontinued operating activities	(541)	(1,745)	(3,551)
Extraordinary item	—	—	(85)

Total cash used during the year	$(22,317)	$(1,278)	$(10,969)

        As of December 31, 2004, we had cash, cash equivalents and marketable securities of $33.9 million, a $10.4 million or 23.5% decrease from the December 31, 2003 balance of $44.3 million. Working capital, which is defined as current assets less current liabilities, decreased $7.8 million, to $37.0 million, as of December 31, 2004, as compared to $44.8 million as of December 31, 2003. The $10.4 million decrease in cash, cash equivalents and marketable securities is primarily related to Edgewater's fiscal 2004 stock repurchases of $4.4 million and net cash used for the acquisition of Ranzal of $5.7 million. These decreases were partially offset by proceeds from fiscal 2004 stock option exercises, which totaled $0.6 million.

        Our primary historical sources of funds have been from operations and the proceeds from equity offerings, as well as sales of businesses in fiscal years 2000 and 2001. Our principal historical uses of cash have been to fund working capital requirements, capital expenditures and acquisitions. We generally pay our employees bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

        Historically, a significant portion of the Company's cash flows from operations have been derived from our largest customer, Synapse, which is also a related party. Payments received by the Company for services rendered to Synapse totaled approximately $10.9 million, $11.8 million and $12.4 million in fiscal 2004, 2003 and 2002, respectively. All receivable amounts were collected within our normal business terms and our contracts with Synapse are typically for a period of one year or more. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company's operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse related resources on to other consulting projects.

        Net cash provided by operating activities was $0.01 million for fiscal 2004. Changes in operating accounts included the fiscal 2004 loss from continuing operations of $0.8 million; depreciation and amortization of $0.9 million; increases in accounts payable and accrued expenses of $0.8 million related to the acquired Ranzal operations; and a decrease in accrued payroll and related liabilities of $1.1 million as a result of the fiscal 2004 payment of the Company's 2003 performance-based bonus accrual.

        In fiscal 2003, net cash provided by operating activities was $2.6 million. This was a result of 2003 net income from continuing operations of $2.0 million; $1.0 million in loss related to the Company's discontinued operations as a result of various tax notices and assessments from the IRS; depreciation and amortization of $0.9 million; and an increase in accounts payable and accrued expenses related to the Company's accrual of its expected fiscal 2003 performance-based bonus payouts.

        In Fiscal 2002, net cash used in operating activities was $0.1 million. This represented the net effect of the fiscal 2002 loss from operations of $10.1 million; a charge of $12.5 million related to the fiscal 2003 change in accounting principal associated with the Company's adoption of SFAS No. 142; depreciation and amortization of $1.0 million; $7.4 million in connection with a non-cash goodwill impairment charge; and $1.2 million as a result of net collections on outstanding receivables.

        Net cash used in investing activities was $18.0 million in fiscal 2004. Net outflows related to $12.0 million in purchases of marketable securities as the Company transitioned cash and cash equivalents into longer-term and higher yield investments and $5.7 million in costs related to the October 4, 2004 purchase of Ranzal. In fiscal 2003, net cash used in investing activities was $0.9 million. This was a result of $1.2 million in net marketable security redemptions, which were offset by $2.0 million in costs related to the June 2003 acquisition of Intelix. In fiscal 2002, cash used in investing activities was $6.5 million. This use of cash was primarily attributable to $6.3 million in net purchase of marketable securities. As of December 31, 2004, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

        Net cash used in financing activities was $3.8 million, $1.3 million, and $0.8 million for 2004, 2003, and 2002, respectively. Cash used in financing activities in each of these periods was primarily attributable to the repurchase of the Company's common stock, which totaled $4.4 million, $1.4 million, and $0.6 million in fiscal 2004, 2003 and 2002, respectively. These purchases were offset by net proceeds from our employee stock purchase program and exercises of stock options.

        Net cash used in discontinued operations was $0.5 million, $1.7 million, and $3.6 million for 2004, 2003, and 2002, respectively. These amounts represent payments made by the Company related to its discontinued operations accrual. As described in Note 4 of the consolidated financial statements and included elsewhere herein, the Company, in 2000-2001 made a strategic decision to undergo a comprehensive restructuring program to refocus future growth initiatives in its systems integration and consulting business and as a result, committed to divestures in each of its staffing businesses. Payments in each of the presented fiscal years represent payments related to the discontinuance of the operations, which were accrued for in previous years.

        Net cash used in extraordinary item was $0.1 million in fiscal 2002. The payments related to the Company's 2000 office tragedy.

        As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents decreased $22.3 million, $1.3 million and $11.0 million in 2004, 2003 and 2002, respectively. The aggregate cash and cash equivalents and marketable securities were $33.9 million, $44.3 million and $46.8 million, as of December 31, 2004, 2003 and 2002, respectively.

        In December 2003, the Company's Board of Directors (the "Board") authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period to expire February 25, 2005 (the "2003 Repurchase Plan"). The 2003 Repurchase Plan replaced the existing stock repurchase plan previously authorized by the Board in September 2002 (the "2002 Repurchase Plan"). Repurchases have been made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of these repurchase plans, effective February 14, 2003, the Board authorized an SEC Rule 10b5-1 repurchase program with a broker that allowed the Company to make more consistent repurchases of our common stock even during traditional blackout periods. As of December 31, 2004, the Company is authorized to repurchase up to $20.0 million of our common stock prior to February 25, 2005. From the inception of our stock repurchase programs, to the February 25, 2005 expiration date, we repurchased 3.3 million shares of our common stock for an aggregate purchase price of approximately $17.9 million. Both the 2003 Repurchase Plan and the SEC Rule 10b5-1 repurchase program expired on February 25, 2005.

        We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, at least through fiscal 2005, and our long-term operating and liquidity requirements, based on our current business model. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, possible stockholder distributions and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See "Item 1—Business, Potential Future Strategies, Transactions and Changes."

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

        We lease office space under noncancellable operating lease arrangements through 2013. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $1.2 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our former corporate headquarters in Fayetteville, Arkansas. The sublease commenced on

July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater in the amount of $0.2 million for the fiscal years 2005 and 2006, and will pay $0.1 million in 2007.

        Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year are as follows (these amounts do not include expected sublease payments of approximately $0.2 million per year through June 30, 2007):

Year Ending December 31,	Lease Obligations
(In thousands)
2005	$1,202
2006	1,063
2007	819
2008	801
2009	626
Thereafter	2,010

$6,521

Recently Issued Accounting Pronouncements

        In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method, and has not quantified the effect of the adoption on the consolidated financial statements.

Related Party Transactions

        Synapse.    Synapse, one of our largest customers, as discussed in Note 12 to the consolidated financial statements included elsewhere in Item 8 herein, is considered a related party as its President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb joined the Company's Board of Directors in April 2000. Synapse has been an Edgewater customer since 1996. Revenues from Synapse amounted to $9.7 million, $11.8 million and $12.3 million, for fiscal 2004, 2003 and 2002, respectively. Accounts receivable balances for Synapse were $0.7 million and $1.9 million as of December 31, 2004 and 2003, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm's length basis and on market terms similar to those we have with our other customers. In January 2005, our Company entered into a one-year services contract with Synapse. It is anticipated that Synapse will purchase at least $8.5 million in professional services during 2005. There are no commitments beyond the twelve month term of the agreement.

        Deferred Board Fees.    As of December 31, 2004, the Company has recorded a liability in the amount of approximately $0.2 million related to deferred Board fees earned and payable to one of our

Company's Directors. Payment of these fees is being deferred until a future date. The deferred fees are recorded under the caption "accounts payable and accrued liabilities" in the Company's consolidated financial statements included elsewhere herein.

        Lease Agreement.    Our Company entered into a lease agreement in 1999, which was modified in June 2000, with a stockholder who is a former officer and director. The lease pertains to certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in our Company's discontinued operations. Rent payments related to these facilities totaled approximately $0.2 million for each the years ended December 31, 2004, 2003 and 2002, respectively. Future related party lease obligations relate to this lease agreement. As our Company's corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company subleased the Fayetteville facility to a third party in 2002. See Note 12 of the consolidated financial statements included elsewhere herein.

        Included in the "Certain Transactions" section of our 2005 Proxy Statement for our May 25, 2005 Annual Stockholders' Meeting is additional disclosure concerning our related party transactions. Our Proxy Statement will be filed with the SEC on or before April 30, 2005.

Other Tax Matters

        During the second quarter of 2002, our Company was notified by the IRS that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years, and a subsequently added 1997 fiscal year. Our Company has responded to various IRS information requests by delivering documents and answering questions. For the period of the fiscal years covered by the audit, we owned staffing-related businesses, which were sold during the 2000 and 2001 fiscal years. During fiscal 2004, the Company received notice from the IRS formally closing its examination of filed corporate income tax returns for the 1997, 1998, 1999 and 2000 fiscal years, without any additional income tax liability.

        As a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million. This amount was recorded as a benefit in the fourth quarter of 2003 and is shown as a current asset at December 31, 2004 and 2003. Approximately $0.9 million of this amount was collected by the Company in the first quarter of fiscal 2005. We expect the remaining $0.5 million to be collected in the second quarter of fiscal 2005. See Note 9 of the consolidated financial statements included elsewhere herein.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2004 and 2003. Should interest rates on the Company's investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

        For the last three years, the impact of inflation and changing prices has not been material on revenues or income (loss) from continuing operations.

ITEM 8. Financial Statements and supplementary data

        (a)    Consolidated Financial Statements:

        The following consolidated financial statements are included in this Form 10-K:

        (b)    Not Covered by Above Report:

Unaudited Supplementary Quarterly Financial Information	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Edgewater Technology, Inc.
Wakefield, Massachusetts:

        We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 25, 2005

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,564	$27,881
Marketable securities	28,344	16,378
Accounts receivable, net(1) of allowance of $205 and $220, respectively	5,272	3,532
Deferred income taxes, net	710	547
Income tax refund receivable	1,430	1,430
Prepaid expenses and other current assets	822	646

Total current assets	42,142	50,414
Property and equipment, net	1,364	1,309
Intangible assets, net	1,996	898
Goodwill, net	14,632	12,237
Deferred income taxes, net	21,503	21,628
Other assets	65	45

Total assets	$81,702	$86,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,440	$1,567
Accruals related to discontinued operations	1,210	1,987
Accrued payroll and related liabilities	1,091	2,009
Deferred revenue and other liabilities	365	84

Total current liabilities	5,106	5,647
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued, 10,549 and 11,366 shares outstanding as of December 31, 2004 and 2003, respectively	297	297
Paid-in capital	217,526	217,825
Treasury stock, at cost, 19,187 and 18,370 shares at December 31, 2004 and 2003, respectively	(144,852)	(141,324)
Deferred stock-based compensation	(469)	(603)
Retained earnings	4,094	4,689

Total stockholders' equity	76,596	80,884

Total liabilities and stockholders' equity	$81,702	$86,531

(1)
Includes related party amounts of $706 and $1,853 at December 31, 2004 and 2003, respectively.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Service revenue(1)	$24,791	$24,876	$18,520
Out of pocket expense reimbursements	531	178	146

Total revenues	25,322	25,054	18,666
Cost of services:
Project personnel and related expenses	15,128	13,362	11,759
Out of pocket reimbursable expenses	531	178	146

Total cost of services	15,659	13,540	11,905

Gross profit	9,663	11,514	6,761
Operating expenses:
Selling, general and administrative	10,020	10,015	8,833
Stock-based compensation	134	65	—
Depreciation and amortization	896	948	1,003
Impairment of goodwill	—	—	7,411
Restructuring	—	—	349

Total operating expenses	11,050	11,028	17,596

Operating (loss) income	(1,387)	486	(10,835)
Interest income, net	556	455	777

(Loss) income before taxes, discontinued operations and change in accounting principle	(831)	941	(10,058)
Tax (benefit) provision	—	(1,053)	—

(Loss) income from continuing operations before discontinued operations and change in accounting principle	(831)	1,994	(10,058)
Discontinued operations:
Income (loss) from operations of discontinued divisions, net of applicable taxes	236	(1,020)	(950)

(Loss) income before change in accounting principle	(595)	974	(11,008)
Change in accounting principle	—	—	(12,451)

Net (loss) income	$(595)	$974	$(23,459)

Basic (loss) income per share:
Continuing operations	$(0.07)	$0.18	$(0.87)
Discontinued operations	0.02	(0.09)	(0.08)
Change in accounting principle	—	—	(1.08)

Net (loss) income	$(0.05)	$0.09	$(2.03)

Weighted average shares, basic	11,283	11,381	11,575

Diluted (loss) income per share:
Continuing operations	$(0.07)	$0.17	$(0.87)
Discontinued operations	0.02	(0.09)	(0.08)
Change in accounting principle	—	—	(1.08)

Net (loss) income	$(0.05)	$0.08	$(2.03)

Weighted average shares, diluted	11,283	11,694	11,575

(1)
Includes related party amounts of $9,685, $11,766 and $12,300 for the years ended December 31, 2004, 2003 and 2002, respectively.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock			Treasury Stock
			Paid-in Capital			Deferred Stock-based Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2002	29,596	$296	$217,438	(18,002)	$(139,916)	$—	$27,174	$104,992
Issuance of common stock related to employee stock plans	—	—	(127)	37	244	—	—	117
Stock option exercises	—	—	(9)	4	24	—	—	15
Repurchase of common stock	—	—	—	(150)	(628)	—	—	(628)
Net loss	—	—	—	—	—	—	(23,459)	(23,459)

BALANCE, December 31, 2002	29,596	296	217,302	(18,111)	(140,276)	—	3,715	81,037
Issuance of common stock related to employee stock plans	—	—	(65)	24	153	—	—	88
Stock option exercises	—	—	(80)	32	208	—	—	128
Restricted stock-awards	140	1	—	—	—	—	—	1
Repurchase of common stock	—	—	—	(315)	(1,409)	—	—	(1,409)
Deferred stock-based compensation	—	—	668	—	—	(603)	—	65
Net income	—	—	—	—	—	—	974	974

BALANCE, December 31, 2003	29,736	297	217,825	(18,370)	(141,324)	(603)	4,689	80,884
Issuance of common stock related to employee stock plans	—	—	(57)	27	177	—	—	120
Stock option exercises	—	—	(242)	104	680	—	—	438
Repurchase of common stock	—	—	—	(948)	(4,385)	—	—	(4,385)
Deferred stock-based compensation	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	(595)	(595)

BALANCE, December 31, 2004	29,736	$297	$217,526	(19,187)	$(144,852)	$(469)	$4,094	$76,596

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(595)	$974	$(23,459)
(Income) loss from operations of discontinued divisions	(236)	1,020	950
Change in accounting principle	—	—	12,451

Net (loss) income from continuing operations	(831)	1,994	(10,058)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	896	948	1,003
Impairment of goodwill	—	—	7,411
Provision for bad debts	—	94	178
Deferred income taxes	(38)	(1,053)	280
Amortization of deferred stock-based compensation	134	65	—
Change in operating accounts, net of effect of dispositions:
Accounts receivable	(11)	(225)	1,220
Prepaid expenses and other current assets	(140)	312	(66)
Other assets	—	14	21
Accounts payable and accrued liabilities	789	(370)	(323)
Accrued payroll and related liabilities	(1,070)	911	253
Deferred revenues and other liabilities	281	(57)	9

Net cash provided by (used in) operating activities	10	2,633	(72)

Net cash used in extraordinary item	—	—	(85)

Net cash used in discontinued operating activities	(541)	(1,745)	(3,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	44,072	32,042	45,784
Purchases of marketable securities	(56,038)	(30,797)	(52,034)
Purchase of Intelix, net of cash acquired	—	(1,966)	—
Purchase of Ranzal, net of cash acquired	(5,684)	—	—
Purchases of property and equipment	(309)	(193)	(222)

Net cash used in investing activities	(17,959)	(914)	(6,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	—	(60)	(293)
Proceeds from employee stock plans and stock option exercises	558	217	132
Repurchases of common stock	(4,385)	(1,409)	(628)

Net cash used in financing activities	(3,827)	(1,252)	(789)

Net decrease in cash and cash equivalents	(22,317)	(1,278)	(10,969)
CASH AND CASH EQUIVALENTS, beginning of year	27,881	29,159	40,128

CASH AND CASH EQUIVALENTS, end of year	$5,564	$27,881	$29,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$2	$28

Income taxes paid, net of refunds	$—	$—	$446

Cash receipts from related parties	$10,872	$11,842	$12,440

Cash paid to related parties	$223	$223	$223

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

        Edgewater Technology, Inc. ("Edgewater Technology" or the "Company") is an innovative technology management consulting firm providing a unique blend of premium information technology ("IT") services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of December 31, 2004, our Company employs approximately 161 technical consulting professionals throughout our network of strategically positioned satellite offices.

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Principles of Consolidation—

        The consolidated financial statements include the accounts of Edgewater Technology and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Marketable Securities—

        The current portion of our marketable securities have maturity dates of one year or less when acquired and are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies and commercial paper. All short-term investments that have original maturities greater than three months but less than one year at the date of purchase are considered to be current marketable securities. As of December 31, 2004 and 2003, we had $26.3 million and $14.3 million in commercial paper, respectively, and $2.0 million and $2.1 million, in government obligations, including agencies, respectively, and amortized cost approximated fair value.

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

Impairment of Long-Lived Assets—

        We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by a comparison of cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model (see "Goodwill and Intangible Assets"). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and Intangible Assets—

        Intangible assets consist primarily of goodwill, customer relationships and amounts paid pursuant to non-compete agreements. Non-compete agreements are amortized using the straight-line method over the life of the respective agreements. Customer relationships are amortized using the straight-line method over their estimated remaining life.

        Goodwill is tested for impairment at the reporting unit level at least annually, utilizing the "fair value" methodology. The Company evaluates the fair value of its reporting unit utilizing various valuation techniques. During the first quarter of 2002, as a result of declining industry stock prices, the Company recognized a transitional impairment loss of $12.5 million as the cumulative effect of a change in accounting principle.

        Goodwill must be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment test on December 2, 2004, 2003 and 2002, our selected annual measurement dates. We recorded a non-cash impairment charge of $7.4 million in the fourth quarter of 2002, primarily as a result of the decline in industry stock prices for our peer group and lower revenues and operating margins for our Company at that time. As of December 2, 2004 and 2003, after receiving an independent third-party valuation appraisal, it was determined that there was no further impairment to the remaining goodwill asset. Our net unamortized goodwill as of December 31, 2004 and 2003 was $14.6 million and $12.2 million, respectively. The increase from the prior year was the result of a current year acquisition. The Company acquired Ranzal and Associates, Inc. on October 4, 2004 and recorded, subject to final purchase price accounting adjustments, $2.4 million in goodwill and $1.6 million in identifiable intangible assets. The identifiable intangible assets are being amortized over two to five years and are further described in Notes 3 and 8.

Revenue Recognition and Allowance for Doubtful Accounts—

        The Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as technical consulting, custom software development, integration services, business intelligence consulting and managed services. Revenues from these services are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB No. 104, "Revenue Recognition ("SAB 104")." We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For the years ended December 31, 2004, 2003 and 2002, revenues from strategy engagements, technical consulting and custom software development and integration services, and managed services represented the following:

For the Year Ended December 31,	Strategy Engagements	Consulting and Development and Integration Services	Managed Services
2004	20.7%	67.2%	12.1%
2003	2.9%	85.7%	11.4%
2002	5.3%	77.9%	16.8%

        The Company derives a significant portion of its service revenue from time and materials based contracts. Time and materials contracts represented 75.0%, 70.9% and 77.2% of service revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

        From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract ("EITF") No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. As of December 31, 2004, the Company had recorded as deferred revenue a liability in the amount of $0.2 million related to volume purchase arrangements.

        Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 15.8%, 18.8% and 5.5% of service revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

        Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any "design flaws" remedied and/or have our Company "fix" routine software design defects. The services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with SAB 101 and SAB 104, revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned. The warranty term is typically short term or for a 30-60 day period after the project is complete.

        In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. There were no recorded losses on contacts during fiscal 2004, 2003 or 2002.

        We also perform services on a fixed-fee basis under managed services contracts, which include monthly hosting and support services. Fixed-fee service contracts represented 9.2%, 10.3% and 17.2% of service revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Revenue under fixed-fee service contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

        When a customer enters into a time and materials, fixed-price contract or fixed-fee contract, the related revenue is accounted for under EITF 00-21, "Revenue Arrangement with Multiple Deliverables." For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

        Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2004, the Company has recorded a deferred liability of approximately $0.1 million included in the financial statement caption of "deferred revenue and other liabilities" related to customer prepayments.

        Revenues from software resale contracts are included in service revenues and were less than 1.0% of total revenues for all periods presented. Revenue and related costs are recognized and amounts are invoiced to our customers upon the customer receipt of the purchased software. All related warranty and maintenance arrangements are performed by the primary vendor of the software and are not the obligation of the Company.

        We recognize revenues for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Reimbursement of "out-of-pocket" expenses charged to customers is reflected as revenue.

        Our revenues and earnings may fluctuate from year to year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, and allocations of fair value of elements under multiple element arrangements, and the valuation of our allowance for doubtful accounts.

        We maintain allowances for doubtful accounts in order to estimate losses attributable to the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses on doubtful accounts and ensure that the payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operation and cash flows.

Cost of Services—

        Our cost of services are comprised primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Interest Income, Net—

        Interest income, net was $0.6 million, $0.5 million and $0.8 million, for the years ended December 31, 2004, 2003 and 2002, respectively. The following table represents the components of interest income, net:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Interest income	$556	$457	$805
Interest expense	—	(2)	(28)

Interest income, net	$556	$455	$777

Provision for Taxes—

        In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. A valuation allowance is provided to the extent tax assets are not likely to be recovered. We have recorded a valuation allowance against our net deferred tax assets of approximately $14.7 million and $14.1 million as of December 31, 2004 and 2003, respectively. This valuation allowance was established due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment. In addition, as a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million. This amount was recorded as a benefit in the fourth quarter of 2003 and is shown as a current asset at December 31, 2004 and 2003. In March 2005, the Company received approximately $0.9 million of the recorded income tax refund receivable amount. We expect the remaining $0.5 million to be collected in the second quarter of fiscal 2005. See Note 9.

(Loss) Earnings Per Share—

        Basic (loss) earnings per share reflect the weighted-average number of common shares outstanding during each period. Diluted (loss) earnings per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. Following is a reconciliation of the shares used in computing basic and diluted net (loss) earnings per share for the fiscal years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(amounts in thousands)
Shares used in computing basic net (loss) earnings per share	11,283	11,381	11,575
Dilutive effect of stock options	—	313	—

Share used in computing diluted net (loss) earnings per share	11,283	11,694	11,575

Dilutive securities not included in net loss per share due to loss	658	—	60

        Stock options for which the exercise price exceeds the average market price have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations of earning per share in each of the periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.7 million, 2.8 million and 0.1 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments—

        Edgewater Technology's financial instruments include cash and cash-equivalents, marketable securities, accounts receivable, and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Management believes that the marketable securities have interest rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying value for these instruments reasonably estimates fair value.

Concentrations of Credit Risk—

        Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with reputable financial institutions and investments are generally limited to 10% in any one financial instrument. Investments are carried at cost or fair value, as appropriate. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had two customers with outstanding balances that accounted for greater than 10% of the accounts receivable balance as of December 31, 2004 and 2003, respectively.

	December 31,
	2004	2003
Accounts receivable:
Synapse (related party—Note 12)	13.4%	53.2%
Customer A	27.3%	—%
Customer B	—%	10.3%

        For the years ended December 31, 2004, 2003 and 2002, two customers, including Synapse (a related party—See Note 12), each contributed more than 10% of the Company's revenues. For the years ended December 31, 2004, 2003 and 2002, our five largest customers represented 70.0%, 81.7% and 88.0% of our revenues in the aggregate, respectively.

	For the Year Ended December 31,
	2004	2003	2002
Revenues:
Synapse (related party—12)	39.0%	47.3%	66.6%
Customer A	14.3%	21.0%	13.3%

Comprehensive Income (Loss)—

        There are no elements of comprehensive income (loss) other than net income (loss).

Stock Options—

        The Company records stock-based compensation awards issued to employees and directors using the intrinsic value method and stock-based compensation awards issued to non-employees using the fair value method of accounting. Stock-based compensation expense, if any, is recognized on awards of restricted shares or grants of stock options issued to employees and directors if the purchase price or exercise price, as applicable, is less than the market price of the underlying stock on the measurement date, generally the date of grant. The differences between accounting for stock-based compensation under the intrinsic value method and the fair value method are shown below, with the fair value estimated on the grant date or award issue date as applicable. The assumptions used are described in Note 11.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Net (loss) income
As reported	$(595)	$974	$(23,459)
Add: Stock-based compensation expense included in reported net income, net of tax	80	39	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(917)	(1,310)	(2,078)

Pro forma loss	$(1,432)	$(297)	$(25,537)

Basic and diluted earnings (loss) per share
As reported—basic	$(0.05)	$0.09	$(2.03)

As reported—diluted	$(0.05)	$0.08	$(2.03)

Pro forma—basic	$(0.13)	$(0.03)	$(2.21)

Pro forma—diluted	$(0.13)	$(0.03)	$(2.21)

Segment Information—

        The Company engages in business activities under one operating segment, which combines strategic consulting, technical knowledge, and industry domain expertise to develop custom technology and business process solutions.

Recent Accounting Pronouncements—

        In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method, and has not quantified the effect of the adoption on the consolidated financial statements.

3. BUSINESS COMBINATIONS:

        Acquisition of Ranzal and Associates, Inc.:    On October 4, 2004, the Company acquired substantially all of the assets, operations and business of Ranzal and Associates, Inc. ("Ranzal"), a consulting firm specializing in the development of Business Intelligence and Business Performance Management solutions. The results of Ranzal's operations have been included in the Company's accompanying consolidated statement of operations since the October 4, 2004 acquisition date. The acquisition was made to strengthen Edgewater Technology's capabilities in strategy and design, solidify the Company's east coast presence, and expand vertical expertise and service offerings to the middle market, in particular in the high-growth area of Business Performance Management. The aggregate purchase price was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million.

        The Company used an independent third-party appraiser to calculate the amounts allocated to assets, liabilities and identified intangible assets. The allocation of the initial purchase price was as follows:

	Total	Life (in years)
	(in thousands)
Net book value of assets and liabilities acquired	$1,689
Acquired intangible assets	1,600	2 to 5 years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	2,395

Total purchase price	$5,684

        In addition to the initial cash consideration, the stockholders of Ranzal are eligible for additional cash payments, based upon a formula applied to Earnings Before Interest, Taxes, Depreciation and Amortization of the Ranzal business over the six and eighteen month periods beginning on September 1, 2004 and ending February 28, 2006. As of December 31, 2004, the Company has not accrued any initial earnout payment amounts related to the potential earnout amounts as the underlying facts related to the potential contingencies have not been resolved and additional consideration is not currently distributable to the shareholders of Ranzal. As of December 31, 2004, the Company believes that it is likely the first earnout payment amount of $1.0 million will be attained. Any additional amounts paid to the former stockholders of Ranzal will be recorded as additional goodwill.

        The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Ranzal was completed at the beginning of fiscal 2003. The information for the twelve month periods ended December 31, 2004 and 2003 include the historical results of Ranzal.

        The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, a reduction in administrative wages and benefits related to the elimination of positions, reduced rent expense, reduced interest expense related to note payable agreements and estimated state income taxes in states which Edgewater does not have available net operating loss carry forwards to offset taxable income. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	For the year ending December 31,
	2004	2003
	(in thousands)
Pro forma revenues	$31,743	$31,829
Pro forma net income	$1,099	$2,188
Pro forma diluted earnings per share	$0.09	$0.19

        Acquisition of Intelix, Inc.:    On June 2, 2003, the Company acquired all of the outstanding common stock of Intelix, Inc. ("Intelix"), a provider of systems integration and custom software development services located in Fairfax, Virginia. The results of Intelix's operations have been included in the Company's accompanying consolidated statement of operations since the June 2, 2003 acquisition date. The acquisition was made to enhance Edgewater Technology's geographical presence and to provide additional vertical expertise. The aggregate purchase price was $2.7 million, including cash paid to the Intelix stockholders of $0.9 million, assumed liabilities with an estimated fair value in the amount of $1.5 million, and direct costs incurred of $0.3 million.

        The Company used an independent third-party appraiser to calculate the amounts allocated to assets, liabilities and identified intangible assets. The allocation of the initial purchase price was as follows:

	Total	Life (in years)
	(in thousands)
Net book value of assets and liabilities acquired	$845
Acquired intangible assets	530	4 to 8 years
Goodwill (not deductible for tax purposes)	1,367

Total purchase price	$2,742

        The Intelix acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of June 2, 2003, are included in the Company's consolidated statements of operations. Pro forma financial information related to the Intelix acquisition is not presented as the effect of this acquisition was not material to the Company.

4. DISCONTINUED OPERATIONS:

        During the second quarter of fiscal 2000, the Company began to divest itself from its staffing businesses. Between June of 2000 and March of 2001, the Company disposed of several of its business divisions in either stock or equity transactions. As a result of the completion of these transactions, the operating results for the Company's Staffmark, Robert Walters, Strategic Legal, IntelliMark and ClinForce business units have been included in discontinued operations in the accompanying consolidated financial statements. Operating income from discontinued operations was $0.2 million in fiscal 2004. This amount reflects the reversal of a portion of the accrual to reflect management's current estimate of the remaining liabilities as of December 31, 2004. The remaining accrual for discontinued operations as of December 31, 2004 provides for a loss on a lease and an estimate of additional professional fees. Operating loss from discontinued operations for 2003 was $1.0 million, which did not have any tax effect. Operating loss from discontinued operations was $1.0 million for 2002, which amounts were tax affected. The Company provided an accrual for certain tax assessments and professional fees related to the discontinued businesses in 2003. The Company settled a lawsuit related to a business previously recorded as a discontinued operation and accrued $1.0 million toward the settlement in 2002. See Note 13.

        Related to the above transactions, the Company has received certain payroll tax assessments related to our former staffing businesses, which were sold in 2000 and 2001. Between the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and March of 2005, we have been successful in obtaining abatements of certain IRS notices. In fiscal 2003, we recorded a reserve of $1.0 million representing the low end of our estimated exposure related to the assessments, plus related professional fees. In fiscal 2004, we received favorable notices from the IRS abating certain of our outstanding assessments. Directly related to these notices, which totaled approximately $0.8 million, we reversed approximately $0.2 million of our accrual for discontinued operations in 2004. Also in fiscal 2004, based upon currently available information, we increased our previously established accrual related to our exposure on estimated future lease payments expected to be made on office space related to our former corporate headquarters by approximately $0.4 million. We continue to dispute additional unresolved IRS assessments, presently approximating a range of $0.3 million to $0.5 million as of December 31, 2004.

5. RESTRUCTURING:

        In February 2002, due to the economic climate that postponed or delayed spending for information technology services, Edgewater Technology announced that it was undertaking cost-cutting measures by realigning its workforce. Edgewater Technology reduced its overall headcount by 38 employees. The Company recorded a restructuring charge in the first quarter of 2002 of $0.3 million, which consisted primarily of severance and similar employee termination expenses. As of December 31, 2002, all accrued restructuring amounts were paid.

6. ACCOUNTS RECEIVABLE:

        Included in accounts receivable are unbilled amounts totaling approximately $1.8 million and $1.6 million at December 31, 2004 and 2003, respectively, which relate to services performed during the year and billed in the subsequent period. Edgewater Technology maintains allowances for potential losses which management believes are adequate to absorb any possible losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

        The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Balance at beginning of year	$220	$136	$481
Provisions for bad debts	—	101	178
Charge-offs, net of recoveries	(15)	(17)	(523)

Balance at end of year	$205	$220	$136

7. PROPERTY AND EQUIPMENT:

        Components of property and equipment consisted of the following as of December 31:

	2004	2003
	(In Thousands)
Furniture, fixtures and equipment	$1,121	$1,090
Computer equipment and software	2,156	1,826
Leasehold improvements	1,356	1,267

	4,633	4,183
Less accumulated depreciation and amortization	3,269	2,874

	$1,364	$1,309

        Depreciation expense related to property and equipment for the years ended December 31, 2004, 2003 and 2002 totaled approximately $0.4 million, $0.6 million and $0.7 million, respectively. All capital leases were settled during fiscal 2003 and accordingly there was no equipment under capital leases at December 31, 2004 and 2003.

8. INTANGIBLE ASSETS:

        Intangible assets consisted of the following as of December 31:

	2004	2003
	(In Thousands)
Goodwill	$23,752	$21,358
Other intangibles	3,760	2,160

	27,512	23,518
Less accumulated amortization	10,884	10,383

	$16,628	$13,135

        On October 4, 2004, the Company acquired certain assets of Ranzal and recorded, subject to adjustment for potential earnout and other considerations, $2.4 million in goodwill and $1.6 million in identifiable intangible assets. The intangible assets were identified and valued by an independent third-party appraiser and are being amortized over a period of two to five years. On June 2, 2003, the Company acquired Intelix and recorded $1.4 million in goodwill and $0.5 million in identifiable intangibles, which are being amortized over four to eight years. Each of these transactions is further described in Note 3. Amortization expense related to intangible assets for the years ended December 31, 2004, 2003 and 2002 totaled approximately $0.5 million, $0.4 million and $0.3 million, respectively. The Company ceased amortizing goodwill effective January 1, 2002.

9. INCOME TAXES:

        The provision for income taxes consisted of the following for the years ended December 31:

	2004	2003	2002
	(In Thousands)
Current tax benefit:
Federal	$—	$(1,541)	$—
State	—	(27)	—
Foreign	—	—	—

	—	(1,568)	—

Deferred tax expense (benefit):
Federal	(566)	414	355
State	(50)	101	(753)
Change in valuation allowance	616	—	398
Foreign	—	—	—

	—	515	—

Income tax (benefit) provision	—	(1,053)	—
Amounts attributable to discontinued operations	—	—	—

Income tax provision from continuing operations	$—	$(1,053)	$—

        The components of deferred income tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)
Deferred income tax assets:
Net operating loss carry forward and credits	$36,145	$35,873
Nondeductible reserves and accruals	724	547
Depreciation and amortization	64	100

Total deferred income tax assets	36,933	36,520
Deferred income tax liabilities
Other	(75)	(292)

Total deferred income tax liabilities	(75)	(292)

Valuation allowance	(14,645)	(14,053)

Deferred income tax, net	$22,213	$22,175

        Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 2004 and 2003:

	2004		2003
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$748	$21,540	$547	$21,920
Liabilities	(38)	(37)	—	(292)

	$710	$21,503	$547	$21,628

        As of December 31, 2004, Edgewater Technology has tax affected net operating loss carry forwards for federal income tax purposes of approximately $21.0 million and tax credits of approximately $5.0 million, which expire through 2021. In addition, the Company has various tax affected net operating loss carry forwards for state income tax purposes of approximately $10.1 million, which expire through 2014. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carry forwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

        Due to the uncertainty surrounding the realization and timing of certain deferred tax assets, the Company recorded a valuation allowance of approximately $14.7. million and $14.1 million as of December 31, 2004 and 2003, respectively, which reduces the net assets to amounts management believes are more likely than not to be realized. Management regularly evaluates the realizability of the deferred tax assets and may adjust the valuation allowance based on such analysis in the future. The valuation allowance increased by approximately $0.6 million in 2004 and decreased by approximately $0.07 million in 2003 primarily due to management's estimates of the Company's ability to realize certain recorded deferred tax assets.

        The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 result from the following:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts In Thousands)
Income tax benefit at statutory rate	$(282)	(34.0)%	$303	34.0%	$(7,976)	(34.0)%
Add (deduct):
State income taxes, net of federal tax benefit	(16)	(2.0)	73	6.0	(162)	(0.7)
Net operating loss carry back claim	—	—	(1,430)	(152.0)	—	—
Non-deductible intangible asset and goodwill impairment and amortization charges	141	16.9	—	—	6,866	29.3
Provision of valuation allowance against currently generated net operating loss carry forwards	128	15.5	—	—	1,266	5.4
Other, net	29	3.6	1	—	6	—

	$—	—%	$(1,053)	(112.0)%	$—	—%

10. EMPLOYEE BENEFIT PLANS:

        The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the "Plan"). The Company matches 30% of each participant's annual contribution under the Plan, up to 6% of each participant's annual base salary. Contributions by the Company to the plan were approximately $0.2 million for the years ended December 31, 2004, 2003 and 2002.

11. COMMON STOCK, STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:

Common and Preferred Stock—

        The Company's stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2004 and 2003, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2004 and 2003.

Stockholder Rights Plan—

        The Company has a stockholder rights plan, commonly referred to as a "poison pill," that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under this plan, our Board of Directors can issue preferred stock in one or more series without stockholder action. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us. No preferred stock has been issued as of December 31, 2004.

2003 Equity Incentive Plan—

        In May 2003, the Company's Board of Directors approved the "Edgewater Technology, Inc. 2003 Equity Incentive Plan" (the "2003 Plan") for the purpose of attracting and retaining employees and providing a vehicle to increase management's equity ownership in the Company. The 2003 Plan provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company's common stock. In May 2003, the Company's Compensation Committee authorized restricted share awards to certain executives of the Company under the 2003 Plan aggregating 140,000 shares of the Company's common stock (the "Restricted Share Awards"). The aggregate deferred compensation expense associated with the Restricted Share Awards is approximately $0.7 million, which compensation expense amount is being amortized straight-line over the vesting term (five years). Compensation expense relating to the Restricted Share Awards during the years ended December 31, 2004 and 2003 was approximately $0.1 million and $0.07 million, respectively.

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

        In February 2000, the Company adopted a subsidiary stock option plan (the "Subsidiary Plan") for employees and consultants of Edgewater Technology (Delaware), Inc., a wholly-owned subsidiary of Edgewater Technology. The purpose of the Subsidiary Plan was to aid Edgewater Technology in attracting and retaining employees. The total amount of subsidiary common stock for which stock options could be granted under the Subsidiary Plan could not exceed 5.0 million shares of subsidiary common stock. In August 2000, the Subsidiary Plan was terminated and options for 2.9 million shares of the Company's subsidiary stock that had been granted under this Subsidiary Plan were exchanged into options for 1.8 million shares of the Company's common stock under a newly created parent company stock option plan, currently entitled the "Edgewater Technology, Inc., Amended and Restated 2000 Stock Option Plan" (the "2000 Plan") and into options for 1.1 million shares under the 1996 Plan, for an aggregate of 2.9 million shares underlying options. The fair market value of the subsidiary's stock did not change for the period of granting of the options to the exchange date. The Subsidiary Plan had no other activity other than the granting of the aforementioned options for 2.9 million shares of the subsidiary common stock and there were no exercises or forfeitures of options between grant and conversion in August 2000. Grants of stock options under the 2000 Plan may not exceed 4.0 million shares of the Company's common stock. As a result of this exchange, the Company recorded a one-time compensation charge of $0.2 million. In 2002, the Company amended the 2000 Plan to include grants of stock options to directors and officers.

        A summary of stock option activity under the Company's 1996 Plan, 2000 Plan and 2003 Plan is as follows:

	Shares Under Option	Weighted Average Price Per Share
Outstanding, January 1, 2002	3,450,593	$6.78
Granted	991,170	3.83
Exercised	(3,667)	4.00
Forfeited	(609,586)	6.14

Outstanding, December 31, 2002	3,828,510	6.09
Granted	905,900	3.76
Exercised	(32,119)	4.01
Forfeited	(181,769)	5.73

Outstanding, December 31, 2003	4,520,522	5.77
Granted	231,450	5.48
Exercised	(104,667)	4.19
Forfeited	(296,888)	6.89

Outstanding, December 31, 2004	4,350,417	$5.73

        Options exercisable were approximately 3.5 million, 3.2 million and 2.2 million as of December 31, 2004, 2003 and 2002, respectively. The weighted average exercise price of these options was $6.07, $6.46 and $6.97 per share as of December 31, 2004, 2003 and 2002, respectively. The following is a summary of stock options outstanding and exercisable as of December 31, 2004:

Options Outstanding				Options Exercisable
Number of Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
1,605,638	$3.72–$5.04	7.2	$4.06	847,923	$4.00
2,466,162	5.18–6.25	5.6	6.12	2,429,479	6.13
144,850	6.73–8.63	3.2	8.04	130,847	8.14
78,400	9.81–12.88	2.9	11.31	78,400	11.31
36,327	18.25–18.84	2.9	18.71	36,327	18.71
19,040	30.46–33.61	3.4	31.81	19,040	31.81

4,350,417		6.0	$5.73	3,542,016	$6.07

        As discussed in Note 2, the Company has elected to account for its stock options using the intrinsic method. Accordingly, compensation expense, if any, is recognized on awards of restricted shares or grants of stock options issued to employees and directors if the purchase price or exercise price, as applicable, is less than the market price of the underlying stock on the measurement date, generally the date of grant. Note 2 includes disclosures to reflect the Company's pro forma net (loss) income for the years ended December 31, 2004, 2003 and 2002 as if the fair value method of accounting had been used. In preparing the pro forma disclosures, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

	For the Year Ended December 31,
	2004	2003	2002
Weighted average risk-free interest rate	3.63%	3.25%	2.82%
Dividend yield	0%	0%	0%
Weighted average expected life	4 years	5 years	4 years
Expected volatility	65%	68%	74%

        Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2004, 2003 and 2002 was approximately $0.6 million, $2.5 million and $2.0 million, respectively. The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $2.48, $2.40 and $2.06.

Employee Stock Purchase Plan—

        The Company has an employee stock purchase plan entitled the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (the "1999 ESPP") that allows for employee stock purchases of the Company's common stock at the lower of 85% of the stock price as of the first or last trading day of each quarter. Purchases under the 1999 ESPP are limited to 10% of the respective employee's annual compensation. The 1999 ESPP authorizes purchases for up to 700,000 shares of the Company's common stock and continues in effect until October 1, 2009 or until earlier terminated. As of December 31, 2004, there were 338,916, shares of common stock remaining for purchase under the 1999 ESPP. During fiscal 2004, 2003 and 2002, we issued 27,184, 23,537 and 37,561 shares, respectively, under the 1999 ESPP.

Treasury Stock Repurchase Program—

        In September 2002, our Board of Directors authorized a stock repurchase program for up to $20.0 million of common stock through December 31, 2003, which was extended through and expired in February 2005. Under this program, stock purchases have been made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of the most recently authorized stock repurchase program, effective February 14, 2003, our Company entered into a SEC Rule 10b5-1 repurchase program with a broker that allowed purchases of our common stock through traditional blackout periods. Both the stock repurchase program and the 10b5-1 repurchase program expired on February 25, 2005.

        During the years ended December 31, 2004, 2003 and 2002, the Company repurchased 948,234, 304,195 and 150,190 shares of its outstanding common stock for an aggregate purchase price of $4.4 million, $1.4 million and $0.6 million, respectively. From the inception of our stock repurchase program in 2000 through its February 25, 2005 expiration date, we repurchased 3.3 million shares of our common stock for an aggregate purchase price of approximately $17.9 million.

12. RELATED PARTY TRANSACTIONS:

        Synapse.    Synapse is considered a related party as its President and Chief Executive Officer is also a member of our Board of Directors. Synapse has been an Edgewater Technology customer since 1996. Revenues from Synapse amounted to $9.7 million, $11.8 million and $12.3 million for fiscal 2004, 2003 and 2002, respectively. Accounts receivable balances for Synapse were $0.7 million and $1.9 million as of December 31, 2004 and 2003, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm's length basis and on market terms similar to those we have with our other customers.

        In January of 2005, the Company entered into a new one-year services contract with Synapse. It is anticipated that Synapse will purchase at least $8.5 million in professional services during 2005. There are no commitments beyond this time.

        Deferred Board Fees.    As of December 31, 2004, the Company has recorded a liability in the amount of approximately $0.2 million related to deferred Board fees earned and payable to one of our Company's Directors. Payment of these fees is being deferred until a future date. The deferred fees are recorded under the caption "accounts payable and accrued liabilities" in the Company's consolidated financial statements.

        Lease Agreement.    In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future related party lease obligations relate to this lease agreement. The Company's corporate headquarters moved to Wakefield, Massachusetts during 2001, and the Company subleased the Fayetteville facility to a third party in 2002.

13. COMMITMENTS AND CONTINGENCIES:

        We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

        On February 11, 2003, our Company entered into a mutual Settlement and Release Agreement with the Stephens Group, Inc., Staffmark Investment, LLC, a majority-owned subsidiary of Stephens Group, Inc. and its subsidiaries (collectively, the "Stephens Group"), to terminate, dismiss and retain intact our Company's favorable summary judgment ruling with respect to a litigation matter in Delaware Superior Court. In addition to the mutual releases, the mutual Settlement and Release Agreement required our Company to pay $1.0 million to the Stephens Group. The parties agreed that the existence of the settlement agreement and all of its terms, including any payment, were not evidence of any wrongdoing or liability related to the sale of our Company's commercial staffing business in June 2000. The settlement amount of $1.0 million was charged to discontinued operations in the 2002 statement of operations and such amount was subsequently paid in February 2003.

        During the second quarter of 2002, our Company was notified by the IRS that it would be auditing our consolidated income tax returns for the 1998, 1999 and 2000 fiscal years, and subsequently the 1997 fiscal year. Our Company has responded to various IRS information requests by delivering documents and answering questions. For the period of the fiscal years covered by the audit, we owned staffing-related businesses, which were sold during the 2000 and 2001 fiscal years. During fiscal 2004, the Company received notice from the IRS formally closing its examination of the filed corporate income tax returns for the 1997, 1998, 1999 and 2000 fiscal years, without any additional income tax liability.

        We have received and may continue to receive various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing businesses, which were sold in 2000 and 2001. During 2004, our Company was able to successfully resolve several outstanding assessments. On a net basis, the Company reversed approximately $0.2 million from its discontinued operations accrual related to the successful resolution of our tax assessments. The accrual decrease attributable to the IRS notices totaled approximately $0.8 million. This decrease was offset by an increase in the accrual of $0.6 million, which was primarily the result of an increase in a previously established reserve related to the Company's expected lease payments on its former corporate headquarters in Fayetteville, Arkansas in the amount of $0.4 million. The increase in the lease accrual was deemed necessary after revising a previously prepared estimate with more current information. In Fiscal 2003, we recorded a reserve of $1.0 million representing the low end of potential payments to be made under certain IRS notices, plus related professional fees. Also see Note 4 to the consolidated financial statements.

14. LEASE COMMITMENTS:

        Edgewater Technology leases office space and certain equipment under operating leases through 2013. As discussed in Notes 4 and 12, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases, excluding sublease rentals, that have an initial or remaining lease term in excess of one year are as follows:

Fiscal Years	Amount
(In thousands)
2005	$1,202
2006	1,063
2007	819
2008	801
2009	626
Thereafter	2,010

$6,521

        Rent payments, including amounts paid to related parties for discontinued operations, was approximately $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our Fayetteville office facility. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater Technology in the amounts of $0.2 million for the years 2005 and 2006 and will pay $0.1 million in 2007.

Unaudited Supplementary Quarterly Financial Information
(In Thousands, Except Per Share Data)

        The net (loss) income and earnings per share amounts below include results from discontinued operations.

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$6,422	$6,138	$4,893	$7,869	$25,322
Gross profit	2,581	2,408	1,492	3,182	9,663
Income (loss) before discontinued operations	65	(43)	(1,017)	164	(831)
Net income (loss)	65	(43)	(1,017)	400	(595)
Basic and diluted income (loss) per share before discontinued operations	$0.01	$0.00	($0.09)	$0.03	($0.05)
Basic and diluted income (loss) per share	$0.01	$0.00	($0.09)	$0.03	($0.05)
	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$5,189	$6,158	$6,934	$6,773	$25,054
Gross profit	2,321	2,939	3,205	3,049	11,514
Income before discontinued operations	69	164	152	1,609	1,994
Net income	69	164	152	589	974
Basic and diluted income per share before discontinued operations	$0.01	$0.01	$0.01	$0.15	$0.18
Basic and diluted income per share	$0.01	$0.01	$0.01	$0.05	$0.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures. We also established a disclosure committee which consists of certain members of our senior management. The President and Chief Executive Officer and the Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

        There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of our most recent evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC's rules on or before April 30, 2005. These items include:

  (a)
  The information called for by Item 10 of Form 10-K, involving Item 401 of Regulation S-K is incorporated herein by reference to the material under the caption "Election of Directors—Nominees for Election—Other Named Executive Officers" in our proxy statement for our Annual Meeting of Stockholders to be held on May 25, 2005.

  (b)
  The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption "Stock Ownership—Section 16 (a) Beneficial Ownership Reporting Compliance" in our proxy statement for our Annual Meeting of Stockholders to be held on May 25, 2005.

  (c)
  The information called for by Item 10 of Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption "Code of Ethics" in our proxy statement for our Annual Meeting of Stockholders to be held on May 25, 2005

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by Item 11 of Form 10-K for management remuneration involving Item 402 of Regulation S-K is incorporated herein by reference to the material under the caption "Compensation of Outside Directors and the Named Executive Officers" in our proxy statement for our Annual Meeting of Stockholders to be held on May 25, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by Item 12 of Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the caption "Compensation of Outside Directors and the Named Executive Officers—Equity Compensation Plans" and "Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers", respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on May 25, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by Item 13 of Form 10-K involving Item 404 of Regulation S-K is incorporated herein by reference to the material under the caption "Certain Transactions" in our proxy statement for our Annual Meeting of Stockholders to be held on May 25, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by Item 9(e) of Regulation 14A is incorporated herein by reference to the material under the captions "Audit and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" in our proxy statement for our Annual Meeting of Stockholders to be held on May 25, 2005.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
(a)	3.	See "Exhibit Index" on the following pages.

(a)    3.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated as of October 4, 2004, by and among Edgewater Technology-Ranzal, Inc., Ranzal and Associates, Inc., Robin Ranzal-Knowles and Theodore Ranzal (Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed with the SEC on October 7, 2004).
2.2
Earnout Agreement dated as of October 4, 2004 by and among Edgewater Technology-Ranzal, Inc., Ranzal and Associates, Inc., Robin Ranzal-Knowles and Theodore Ranzal (Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed with the SEC on October 7, 2004).
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
10.2
The Company's 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-29689)), which has been terminated by approval and adoption of the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan referenced in Exhibit 10.52.
10.3
The Company's Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).(1)
10.4
Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company's Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002).(1)

(1)
This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

Exhibit Number	Description
10.5	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002. (Incorporated by reference from Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002) which has been amended and in its current state is reflected in Exhibit 10.51.(1)
10.6
Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-50912 filed with the SEC on May 30, 2002).(1)
10.7
Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313 filed with the SEC on May 30, 2002).(1)
10.8
Lease Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2000 and effective as of July 1, 2000 for Edgewater Technology, Inc.'s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.54 to the Company's Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).
10.9
Sublease Agreement dated as of July 1, 2002 by and between the Company and Tyson Foods, Inc. for the sublease of the property at 302 E. Millsap Rd., in Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.55 to the Company's Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).
10.10
Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)
10.11
Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. ("Edgewater Delaware") and Shirley Singleton dated as of June 12, 2003, which supercedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.57 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)
10.12
Employment Agreement by and among the Company, Edgewater Delaware and Dave Clancey dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Dave Clancey. (Incorporated by reference from Exhibit 10.58 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)
10.13
Employment Agreement by and among the Company, Edgewater Delaware and Dave Gallo dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of July 31, 2000 by and between Edgewater Delaware and Dave Gallo. (Incorporated by reference from Exhibit 10.59 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)

(1)
This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

Exhibit Number	Description
10.14	Employment Agreement by and among the Company, Edgewater Delaware and Kevin Rhodes dated as of May 22, 2003, which supersedes and terminates that certain employment agreement dated as of July 19, 2002 by and between the Company and Kevin Rhodes. (Incorporated by reference from Exhibit 10.60 to the Company's Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)
16.1
Letter from Arthur Andersen LLP to the SEC dated June 28, 2002 regarding a change in the Company's independent accountants. (Incorporated by reference from Exhibit 16.1 to the Company's Form 8-K filed with the SEC on June 28, 2002).
21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2004.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (See Signature Page).*
31.1	13a-14 Certification—President and Chief Executive Officer*
31.2	13a-14 Certification—Chief Financial Officer*
32	Section 1350 Certification*

(1)
This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

*
Filed herein

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 29, 2005.

EDGEWATER TECHNOLOGY, INC.
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

Name	Title	Date

/s/ SHIRLEY SINGLETON Shirley Singleton	President, Chief Executive Officer and Director	March 29, 2005
/s/ KEVIN R. RHODES Kevin R. Rhodes	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 29, 2005
/s/ WILLIAM J. LYNCH William J. Lynch	Non-Executive Chairman and Director	March 29, 2005
/s/ CLETE T. BREWER Clete T. Brewer	Director	March 29, 2005
/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 29, 2005
/s/ BOB L. MARTIN Bob L. Martin	Director	March 29, 2005
/s/ WAYNE WILSON Wayne Wilson	Director	March 29, 2005
/s/ PAUL GUZZI Paul Guzzi	Director	March 29, 2005