Form 10-Q
period 2005-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2005-04-26
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒             Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐     No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 15, 2005 was 10,299,238.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Business Overview	14
Critical Accounting Policies and Estimates	15
Results for the Three Months Ended March 31, 2005, Compared to Results for the Three Months Ended March 31, 2004	15
Liquidity and Capital Resources	18
Risk Factors	20
Acquisition of Ranzal and Associates, Inc.	24
Other Tax Matters	24
Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments	24
Special Note Regarding Forward Looking Statements	25

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 - Controls and Procedures	26

PART II - OTHER INFORMATION	27

Item 1 - Legal Proceedings	27
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3 - Defaults upon Senior Securities	27
Item 4 - Submission of Matters to a Vote of Security Holders	27
Item 5 - Other Information	27
Item 6 - Exhibits	28

Signatures	29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,362	$5,564
Marketable securities, current	24,348	28,344
Accounts receivable, net[1] of allowance of $214	6,037	5,272
Current portion of deferred income taxes, net	604	710
Income tax refund receivable	597	1,430
Prepaid expenses and other current assets	871	822
Total current assets	40,819	42,142

Property and equipment, net	1,271	1,364
Intangible assets, net	1,805	1,996
Goodwill, net	15,648	14,632
Deferred income taxes, net	21,503	21,503
Other assets	65	65
Total assets	$81,111	$81,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,879	$2,440
Other liabilities including discontinued operations	1,152	1,210
Accrued payroll and related liabilities	1,184	1,091
Deferred revenue and other liabilities	611	365
Total current liabilities	5,826	5,106

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2005 and December 31, 2004, 10,254 and 10,549 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	297	297
Paid-in capital	217,461	217,526
Treasury stock, at cost, 19,482 and 19,187 shares at March 31, 2005 and December 31, 2004, respectively	(146,319)	(144,852)
Deferred stock-based compensation	(436)	(469)
Retained earnings	4,282	4,094
Total stockholders’ equity	75,285	76,596
Total liabilities and stockholders’ equity	$81,111	$81,702

See notes to the unaudited condensed consolidated financial statements.

1 Includes related-party amounts of $1,470 and $706 at March 31, 2005 and December 31, 2004, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenue:
Service revenues (net revenue) [1]	$8,309	$6,368
Software	274	—
Reimbursable expenses	376	54
Total revenue	8,959	6,422

Cost of revenue:
Project and personnel costs	4,501	3,787
Software costs	261	—
Reimbursable expenses	376	54
Total cost of revenue	5,138	3,841

Gross profit	3,821	2,581

Operating expenses:
Selling, general and administrative	3,422	2,349
Stock-based compensation expense	33	33
Depreciation and amortization	304	193
Total operating expenses	3,759	2,575
Operating income	62	6

Interest income, net	252	101
Income before income taxes	314	107
Provision for income taxes	126	42
Net income	$188	$65

Earnings per share:
Basic net income per share of common stock	$0.02	$0.01
Diluted net income per share of common stock	$0.02	$0.01

Shares used in computing basic net income per share of common stock	10,341	11,392
Shares used in computing diluted net income per share of common stock	10,762	12,367

See notes to the unaudited condensed consolidated financial statements.

1 Includes related-party amounts of $2,166 and $2,646 for the three months ended March 31, 2005 and 2004, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188	$65
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	304	193
Provision for doubtful accounts	—	10
Deferred income taxes	106	80
Amortization of stock-based compensation	33	33
Changes in operating accounts:
Accounts receivable	(765)	(620)
Income tax refund receivable	833	—
Prepaid expenses and other current assets	(49)	(167)
Accounts payable and accrued liabilities	439	59
Accrued payroll and related liabilities	93	(1,082)
Deferred revenue and other liabilities	246	(56)
Net cash provided by (used in) operating activities	1,428	(1,485)
Net cash used in discontinued operating activities	(58)	(530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	7,765	11,150
Purchases of marketable securities	(3,769)	(12,157)
Purchase of Ranzal	(1,016)	—
Purchases of property and equipment	(20)	(29)
Net cash provided by (used in) investing activities	2,960	(1,036)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	104	237
Repurchases of common stock	(1,636)	(18)
Net cash (used in) provided by financing activities	(1,532)	219

Net increase (decrease) in cash and cash equivalents	2,798	(2,832)
CASH AND CASH EQUIVALENTS, beginning of period	5,564	27,881
CASH AND CASH EQUIVALENTS, end of period	$8,362	$25,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$99	$—
Cash receipts from related parties	$1,411	$2,759
Cash payments to related parties	$37	$56

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services.  We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of March 31, 2005, our Company employed approximately 161 technical consulting professionals at our headquarters and throughout our network of strategically positioned satellite offices.

In this Quarterly Report on Form 10-Q, we use the terms “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries.  Our wholly-owned subsidiaries include:  Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”), a Delaware corporation that was incorporated in 1992 and acquired by our Company on May 17, 1999; Edgewater Technology (Virginia), Inc. (formerly known as Intelix, Inc. and referred to in this Form 10-Q as  “Intelix”), a northern Virginia corporation that was incorporated in 1993 and acquired by our Company on June 2, 2003; and Edgewater Technology-Ranzal, Inc. (formerly known as Ranzal and Associates, Inc. and referred to in this Form 10-Q as “Ranzal”), a Delaware corporation that was incorporated in 2004 and acquired by our Company on October 4, 2004.

2.             BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by Edgewater Technology pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented.  All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2004 Annual Report on Form 10-K as filed with the SEC on March 29, 2005.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.  Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3.             REVENUE RECOGNITION:

The Company recognizes revenue from providing premium IT and management consulting services under written service contracts with our customers.  The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee.  Our revenues are generated from sources such as technical consulting, custom software development, integration services, business intelligence consulting and managed services.  Revenues from these services are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”).  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured.  Edgewater Technology engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

For the three-month periods ended March 31, 2005 and 2004, premium IT service revenues from strategy engagements, technical consulting and custom software development and integration service engagements and managed service engagements is as follows:

For the Quarter Ended March 31,	Strategy Engagements	Consulting and Development and Integration Service Engagements	Managed Service Engagements

2005	31.7%	57.7%	10.6%
2004	3.1%	85.0%	11.9%

The Company derives a significant portion of its revenue from time and materials-based contracts.  Time and materials contracts represented 86.9% and 69.0% of net revenues for the three-month periods ended March 31, 2005 and 2004, respectively.  Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers.  In accordance with Emerging Issues Task Force Abstract (“EITF”) No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers.  As of March 31, 2005, the Company had recorded as deferred revenue a liability in the amount of $0.4 million related to volume purchase arrangements.  There were no amounts deferred at March 31, 2004.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting.  Fixed-price contracts represented 6.7% and 20.2% of net revenues for the three-month periods ended March 31, 2005 and 2004, respectively.  Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period.  To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete.  This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed.  This method is used as reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine software design defects.   The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete.  The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates.  In accordance with SAB 101 and SAB 104, revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned.  The warranty term is typically short-term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract.  Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis.  Any known or probable losses on projects are charged to operations in the period in which such losses are determined.  A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis.  Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made.  There were no recorded losses on contracts during the three-month periods ended March 31, 2005 and 2004.

We also perform services on a fixed-fee basis under managed services contracts, which include monthly hosting and support services.  Fixed-fee service contracts represented 6.4% and 10.8% of net revenues for the three-month periods ended March 31, 2005 and 2004, respectively.  Revenue under fixed-fee service contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

When a customer enters into a time and materials, fixed-price or fixed-fee contract, the related revenue is accounted for under EITF 00-21, “Revenue Arrangement with Multiple Deliverables.”  For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting.  If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed.  As of March 31, 2005, the Company has recorded a deferred liability of approximately $0.1 million included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.  There were no amounts deferred at March 31, 2004.

Software resale revenue is recorded on a gross basis provided we act as a principal in the transaction.  In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenues will be recorded on a net basis.  Revenues from software resale arrangements were less than 4.0% and 1.0% of total revenues for three-month periods ended March 31, 2005 and 2004, respectively.  Revenue and related costs are recognized and amounts are invoiced to our customers upon the customer receipt of the purchased software.  All related warranty and maintenance arrangements are performed by the primary vendor of the software and are not the obligation of the Company.

We recognize revenues for services where the collection from the customer is probable and our fees are fixed or determinable.  We establish billing terms at the time at which the project deliverables and milestones are agreed.  Our standard payment terms are 30 days from invoice date.  Reimbursement of out-of-pocket expenses charged to customers is reflected as revenue.

Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, allocations of fair value to elements under multiple element arrangements and the calculation of our allowance for doubtful accounts.

4.             PROVISION FOR INCOME TAXES:

In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets.  A valuation allowance is provided to the extent tax assets are not likely to be recovered.  We have recorded a valuation allowance against our gross deferred tax assets of approximately $14.7 million, which allowance has remained unchanged since December 31, 2004.  This valuation allowance was established due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.  The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

The Company recorded a tax provision of $0.1 million for the three months ended March 31, 2005.   The tax provision represents tax expense based on an estimated effective income tax rate of 40%, which was inclusive of both federal and state income tax rates.   The Company reduced the current portion of its net deferred tax asset by approximately $0.1 million solely related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate.  This resulted in a remaining deferred tax asset of $22.1 million as of March 31, 2005.  The Company does not anticipate having to expend cash for any federal income taxes in 2005 because of the availability of our net operating loss carryforwards.  The Company recorded a tax provision of $0.04 million for the three months ended March 31, 2004.

As a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million.  This amount was recorded as a benefit in the fourth quarter of 2003 and is shown as a current asset at December 31, 2004.  In March 2005, the Company received approximately $0.8 million of the recorded income tax refund receivable, excluding amounts related to earned interest income, leaving a balance of approximately $0.6 million as a current asset at March 31, 2005.  The remaining $0.6 million of this receivable was collected in April of 2005.

5.             STOCKHOLDERS’ EQUITY:

2003 Equity Incentive Plan:

In May 2003, the Company’s Board of Directors approved the “Edgewater Technology, Inc. 2003 Equity Incentive Plan” (the “2003 Plan”) for the purpose of attracting and retaining employees and providing a vehicle to increase management’s equity ownership in the Company. The 2003 Plan, which is a broad-based plan, provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company’s common stock. In May 2003, the Company’s Compensation Committee authorized restricted share awards to certain executives of the Company under the 2003 Plan aggregating 140,000 shares of the Company’s common stock (the “Restricted Share Awards”). The aggregate compensation expense associated with the Restricted Share Awards was approximately $0.7 million, which amount is being amortized on a straight-line basis over the vesting term (five years).  Compensation expense related to the Restricted Share Awards during both of the three-month periods ended March 31, 2005 and 2004 amounted to $0.03 million.

General:

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

	Three Months Ended March 31,
	2005	2004
	(In thousands, Except Per Share Data)

Net income as reported	$188	$65
Add: Stock-based compensation expense included in reported net income, net of tax	20	20
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(85)	(265)
Pro forma income (loss)	$123	$(180)

Basic and diluted earnings (loss) per share:
As reported	$0.02	$0.01
Pro forma	$0.01	$(0.02)

Assumptions included in Black-Scholes Option-Pricing Model:

	Three Months Ended March 31,
	2005	2004

Weighted average risk-free interest rate	4.18%	2.80%
Dividend yield	0%	0%
Weighted average expected life	4 years	5 years
Expected volatility	64%	67%

6.             MARKETABLE SECURITIES:

The current portion of our marketable securities have maturity dates of one year or less when acquired and are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. All marketable securities that have original maturities greater than three months, but less than one year, at the date of purchase are considered to be current marketable securities.   As of March 31, 2005 and December 31, 2004, we had $22.8 million and $26.3 million in commercial paper, respectively, and $1.5 million and $2.0 million, in government obligations, including agencies, respectively, and amortized cost approximated fair value.

7.             GOODWILL AND INTANGIBLE ASSETS:

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment.  Other identifiable intangible assets are amortized over their estimated useful lives.  SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing the “fair value” methodology.  The Company evaluates the fair value of its reporting unit utilizing various valuation techniques and engages an outside valuation firm to provide valuation analysis each year on December 2, which is our selected annual measurement date.

Our net goodwill as of March 31, 2005 and December 31, 2004 was $15.6 million and $14.6 million, respectively.  The increase in goodwill from December 31, 2004 was directly related to the successful completion of Ranzal’s first earnout period, which ended on February 28, 2005.  In the first quarter of fiscal 2005, the Company recorded additional purchase price consideration of $1.0 million directly related to the earnout consideration payable to Ranzal’s former stockholders.  Other net intangibles amounted to $1.8 million and $2.0 million as of March 31, 2005 and December 31, 2004, respectively.

Goodwill and intangible assets consisted of the following as of:

	March 31, 2005	December 31, 2004
	(In Thousands)

Goodwill	$24,768	$23,752
Other intangibles	3,760	3,760
	28,528	27,512
Less: Accumulated amortization	11,075	10,884
	$17,453	$16,628

Total amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively.  This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2005 through 2010.

8.             EARNINGS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands, Except Per Share Data)
Basic earnings per share:
Net income applicable to common shares	$188	$65
Weighted average common shares outstanding	10,341	11,392
Basic income per share of common stock	$0.02	$0.01

Diluted earnings per share:
Net income applicable to common shares	$188	$65
Weighted average common shares outstanding	10,341	11,392
Dilutive effect of stock options	421	975
Weighted average common shares, assuming dilutive effect of stock options	10,762	12,367

Diluted earnings per share of common stock	$0.02	$0.01

Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.  Had such shares been included, shares for the diluted computation would have increased by approximately 2.8 million and 0.3 million for the three-month periods ended March 31, 2005 and 2004, respectively.  As of March 31, 2005 and 2004, there were approximately 4.5 million and 4.6 million options outstanding, respectively.

9.             RELATED PARTIES:

Synapse.  Synapse is considered a related party as its President and Chief Executive Officer is also a member of our Board of Directors.  Synapse has been an Edgewater Technology customer since 1996.  Revenues from Synapse amounted to $2.2 million and $2.6 million in the three-month periods ended March 31, 2005 and 2004, respectively.  Accounts receivable balances for Synapse were $1.5 million and $0.7 million as of March 31, 2005 and December 31, 2004, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development and systems integration.  Services are provided on both a fixed-fee and time and materials basis.  Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

Deferred Board Fees.  As of March 31, 2005 and December 31, 2004, the Company has recorded a liability in the amount of $0.2 million related to deferred board fees earned and payable to one of our Company’s Directors.  Payment of these fees is being deferred until a future date.  The deferred fees are recorded under the caption “accounts payable and accrued liabilities” in the Company’s consolidated balance sheets.

Lease Agreement.  In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.04 and $0.06 million for the three-month periods ended March 31, 2005 and 2004, respectively.  Future related party lease obligations relate to this lease agreement.  The Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, and the Company subleased the Fayetteville facility to a third party in 2002.  Sublease payments received by the Company totaled approximately $0.05 million and $0.06 million during the three-month periods ended March 31, 2005 and 2004, respectively.

10.          COMMITMENTS AND CONTINGENCIES:

We are sometimes a party to litigation incidental to our business.  We believe that these routine legal proceedings will not have a material adverse effect on our financial position.  We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

The Company has received, and may continue to receive, various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001.  Our Company has been successful in resolving several of these outstanding assessments.  While we continue to pursue alternatives to resolve other remaining outstanding assessments of approximately $0.3 million, it is possible the Company could receive additional assessments in the future and/or the Company may be required to pay a portion or the entire amount of the outstanding assessments.

11.          RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment.”  This statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).  SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged.

The Company expects to adopt SFAS No. 123R in the quarterly period beginning on January 1, 2006.  The Company is evaluating the two methods of adoption allowed under SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method, and has not quantified the effect of the adoption on the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere herein. We use the terms “we,” “our,” “us,” “Edgewater Technology” and “the Company” in this report to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries.

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

During the three-month period ended March 31, 2005, we generated revenues, including software sales and reimbursement of out-of-pocket expenses, of approximately $9.0 million, from a total of 85 clients.  Headquartered in Wakefield, Massachusetts, as of March 31, 2005, our Company employed approximately 161 technical consulting professionals.

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

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could result in underutilized employees. While professional staff levels may be adjusted to reflect active engagements, we may also need to maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators.  For example, we review information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount.  This information, along with other operating performance metrics, is used in evaluating our overall performance.  These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2005, Compared to Results for the Three Months Ended March 31, 2004,” included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on March 29, 2005.

Results for the Three Months Ended March 31, 2005, Compared to Results for the Three Months Ended March 31, 2004

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenues of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2005	2004
Revenue:
Service revenue (net revenue)	92.7%	99.2%
Software	3.1%	—%
Reimbursable expenses	4.2%	0.8%
Total revenue	100.0%	100.0%

Cost of revenue:
Project and personnel costs	50.2%	59.0%
Software costs	2.9%	—%
Reimbursable expenses	4.2%	0.8%
Total cost of revenue	57.3%	59.8%
Gross Profit	42.7%	40.2%

Operating expenses:
Selling, general and administrative	38.2%	36.6%
Stock-based compensation expense	0.4%	0.5%
Depreciation and amortization	3.4%	3.0%
Total operating expenses	42.0%	40.1%
Operating income	0.7%	0.1%

Interest income, net	2.8%	1.6%
Income before income taxes	3.5%	1.7%
Provision for income taxes	1.4%	0.7%
Net income	2.1%	1.0%

Revenue.  During the three-month period ended March 31, 2005, total revenues increased by $2.6 million, or 39.5%, to $9.0 million, as compared to total revenues of $6.4 million in the three-month period ended March 31, 2004.  Of the $2.6 million increase in total revenues, net revenues, which represent only service revenues, increased by $1.9 million, or 30.5%, to $8.3 million, as compared to net revenue of $6.4 million in the same period in fiscal 2004.  The $1.9 million increase in net revenues during the current fiscal 2005 quarter was the result of our acquisition of Ranzal, which increased net revenues by approximately $2.3 million.  No revenues related to Ranzal were recorded by the Company in the comparative fiscal 2004 quarter.  The incremental year-over-year increase from Ranzal net revenues was offset by a decrease of approximately $0.4 million in net revenues related to Edgewater Technology’s core business, which decrease was primarily attributable to an expected reduction in net revenue from Synapse.  Synapse net revenue for the three-month period ended March 31, 2005 declined by approximately $0.4 million, to $2.2 million, as compared to net revenue of $2.6 million for the three-month period ended March 31, 2004.  We expect to experience comparable quarterly revenues from Synapse during the remaining term of the current Synapse contract, which expires on December 31, 2005.

Software revenue increased to $0.3 million for the three months ended March 31, 2005 as there were no revenues attributable to software during the first quarter of fiscal 2004.  Software revenue is expected to fluctuate between quarters depending on our customers demand for such software.  Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects.  Reimbursed expenses increased approximately $0.3 million for the three months ended March 31, 2005, to approximately $0.4 million, as compared to $0.05 million for the three months ended March 31, 2004.  The aggregate amount of reimbursed expenses will fluctuate from quarter to quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the total number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization, increased to $256 thousand during the quarterly period ended March 31, 2005, as compared to $219 thousand during the same period in fiscal 2004.  This improvement is primarily due to the incremental benefits of improved billing rates, attributable to the addition of Ranzal, and improved utilization rates during the comparative fiscal period.  The Company increased the number of customers it served to 85 customers during the three months ended March 31, 2005, as compared to 35 customers during the same period in fiscal

2004.  Revenue from our five largest customers during the three months ended March 31, 2005, including Synapse, a related party and our largest customer, decreased as a percentage of total net revenue to 50.4%, as compared to 80.9% in the comparative fiscal 2004 quarter due to the Company’s revenue diversification efforts and the acquisition of Ranzal.

Cost of revenue.  Cost of revenue increased by $1.3 million, or 33.8%, to $5.1 million in the first quarter of fiscal 2005, as compared to $3.8 million in the first quarter of fiscal 2004.  The primary increase in the Company’s reported cost of revenues relates to increased project personnel costs, which are principally salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects.  These costs represent the most significant expense we incur in providing our services.  In total, project personnel costs increased by $0.7 million, or 18.9%, to $4.5 million in the three-month period ended March 31, 2005, as compared to $3.8 million in the comparative fiscal 2004 quarterly period.  The current quarter increase in project personnel costs is primarily attributable to the Ranzal acquisition, which added 35 billable consultants and $1.0 million in related personnel costs in the three-month period ended March 31, 2005.  As a percentage of net revenue, project personnel costs decreased from 59.5% during the three-month period ended March 31, 2004, to 54.2% during three-month period ended March 31, 2005. The decrease in project personnel costs, as a percentage of net revenues, primarily reflects an increase in the Company’s billable consultant utilization rate, which increased to 81.5% in the first quarter of fiscal 2005, as compared to 75.5% in comparative quarter of fiscal 2004.  Software costs and reimbursable expenses, which both increased in the three-month period ended March 31, 2005 by $0.3 million, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the current fiscal quarter.

Gross Profit.  Gross profit, in total, increased $1.2 million, or 48.1%, to $3.8 million in the three-month period ended March 31, 2004, as compared to $2.6 million in the three-month period ended March 31, 2004.  Total gross profit, as a percentage of revenues, increased to 42.7% in first quarter of fiscal 2005, as compared to 40.2% in comparative fiscal 2004 quarter.  Gross profit on net revenues increased from 40.5% during the three-month period ended March 31, 2004 to 45.8% for the three-month period ended March 31, 2005.  The improvement in gross profit for the three-month period ended March 31, 2005 is partially related to the improvement in the Company’s utilization rate, which increased to 81.5% during the quarterly period ended March 31, 2005.  Additionally, Ranzal contributed $1.4 million in gross profit during the quarter ended March 31, 2005.  In the three-month period ended March 31, 2005, the Company also experienced an increase in billable and unbilled expenses.

Selling, General and Administrative Expenses (“SG&A”).  SG&A expenses for the three-month period ended March 31, 2005 totaled $3.4 million, or 38.2% of revenues.  SG&A expenses for the three-month period ended March 31, 2004 totaled $2.3 million and represented 36.6% of revenues.  The increase of $1.1 million in SG&A expenses in the first quarter of fiscal 2005 is due to cumulative increases in sales-related salaries, recruiting expenses and bonus accruals.  Sales-related salaries expense increased by $0.4 million, as the Company increased sales headcount from 12 employees during the period ended March 31, 2004, to 20 employees during the quarter ended March 31, 2005, of which 4 employee headcount additions were directly related to Ranzal.  The increase in Edgewater core sales headcount is reflective of the Company’s increased investment in its sales and marketing efforts within the premium IT services space.  The increase in headcount resulted in an increase in the Company’s recruiting expenses during the first quarter of fiscal 2005.  Recruiting expenses increased $0.1 million over the comparative fiscal 2004 quarter.  During the first quarter of fiscal 2005, the Company recorded $0.2 million in connection with its performance-based bonus plan.  No such bonus amounts were accrued in the first quarter of fiscal 2004.  Finally, SG&A expenses for the three months ended March 31, 2005 included $0.6 million of incremental expense related to Ranzal’s operations, which expense was not present in the first quarter of 2004.

Stock-Based Compensation.   Stock-based compensation expense totaled $0.03 million for the three-month periods ended March 31, 2005 and 2004.    The expense relates to the amortization of restricted stock awards granted to certain executives of the Company in May 2003.  The Company expects that it will be required to adopt the fair-value method of accounting for stock compensation in the first quarter of fiscal 2006, which is expected to result in an increase in reported stock-based compensation expense.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $0.1 million, to $0.3 million, in the three-month period ended March 31, 2005, as compared to $0.2 million in the three-month period ended March 31, 2004.  The current quarter increase in depreciation and amortization expense is primarily related to additional amortization expense in the first quarter of fiscal 2005 related to the identified Ranzal intangible assets.

Operating Income.  The Company’s operating income increased to $0.06 million during the three-month period ended March 31, 2005, as compared to being essentially break-even in the first quarter to fiscal 2004.  The increase in income is attributable to comparatively higher utilization rates, directly tied to the $2.6 million increase in comparative fiscal 2005 and fiscal 2004 quarterly revenues, which were offset by the increases in SG&A expenses described above.

Interest Income (Expense), Net.  We earned net interest income of $0.3 million during the three-month period ended March 31, 2005, as compared to net interest income of $0.1 million in the comparative three-month period ended March 31, 2004.  The increase in interest income primarily reflects a shift of our available cash and cash equivalent balances into marketable securities with longer maturities, which have increased yields on our invested balances when compared to the yields achieved in the prior year.  Additionally, in the three-month period ended March 31, 2005, the Company recorded approximately $0.06 million in interest income related to interest earned on its IRS refund payments.

Provision for Income Taxes.  The Company recorded income tax provisions of $0.1 million and $0.04 million during the three-month periods ended March 31, 2005 and 2004, respectively.   These provisions represented tax expense based on an estimated effective income tax rate of 40.0% of operating income, which was inclusive of both state and federal income tax rates.

We have deferred tax assets which have arisen primarily as a result of operating losses incurred in prior fiscal years, as well as differences between the tax basis of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Management judgment is required in determining any valuation allowance recorded against the gross deferred tax asset amounts.  As of March 31, 2005 and December 31, 2004, the Company maintained a valuation allowance against its deferred tax assets of approximately $14.7 million.  The Company reported a net deferred tax asset of $22.1 million and $22.2 million as of March 31, 2005 and December 31, 2004, respectively.

Net Income.  We reported net income of $0.2 million and $0.07 million during the three-month periods ended March 31, 2005 and 2004, respectively.   The increase in net income in the quarterly fiscal period ended March 31, 2005 is a cumulative result of increased revenue, gross margin and other items as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$1,428	$(1,484)
Investing activities	2,960	(1,037)
Financing activities	(1,532)	219
Discontinued operating activities	(58)	(530)
Total cash provided (used) during the period	$2,798	$(2,832)

As of March 31, 2005, we had cash, cash equivalents and marketable securities of $32.7 million, a $1.2 million, or 3.5% decrease from the December 31, 2004 balance of $33.9 million.  Working capital, which is defined as current assets less current liabilities, decreased $2.0 million, to $35.0 million, as of March 31, 2005, as compared to $37.0 million as of December 31, 2004.  The $1.2 million decrease in cash, cash equivalents and marketable securities is primarily related to cash out flows related to the Company’s current year stock repurchases of $1.6 million, which were partially offset by an inflow of cash related to the Company’s receipt of $0.8 million from the IRS related to its 1997 refund claim.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from our largest customer, Synapse, which is also a related party.  Payments received by the Company for services rendered to Synapse totaled approximately $1.4 million and $2.8 million in the three-month periods ended March 31, 2005 and 2004, respectively.  All receivable amounts were collected within our normal business terms.  We have no assurance that Synapse will continue to require our services beyond our scheduled contract termination date of December 31, 2005.  In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows.  However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse related resources on to other consulting projects.

Net cash provided by (used in) operating activities was $1.4 million and $(1.5) million for the three months ended March 31, 2005 and 2004, respectively.  The cash provided during the three months ended March 31, 2005 was largely attributable to the Company’s receipt of $0.8 million on its 1997 tax carryback claim from the IRS.  In the three-month period ended March 31, 2004, the primary use of cash by the Company related to the payment of its fiscal 2003 performance-based bonus accrual of $1.3 million.  In both of the three-month periods presented, each of these significant cash flow transactions were offset by other changes in net income, assets and liabilities resulting in the presented net cash flow impact from operations.

Net cash provided by (used in) investing activities was $3.0 million and $(1.0) million for the three months ended March 31, 2005 and 2004, respectively.  Cash provided by investing activities for the three months ended March 31, 2005 was attributable to net redemptions of marketable securities, which were offset by the Company’s accruing of $1.0 million in earnout consideration, payable to the former stockholders of Ranzal, directly related to the successful completion of the first six-month earnout period.  Cash used in investing activities for the three months ended March 31, 2004 was solely attributable to net purchases of marketable securities.  As of March 31, 2005, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

Net cash (used in) provided by financing activities was $(1.5) million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.  Net cash used in financing activities for the three months ended March 31, 2005 was primarily attributable to the Company’s repurchases of its common stock, net of cash received from stock option exercises and proceeds from the employee stock purchase program.  Net cash provided by financing activities for the three months ended March 31, 2004 was primarily related to cash received from stock option exercises and proceeds from the employee stock purchase program.

Net cash used in discontinued operations was $0.06 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.  Net cash used in discontinued operations during the three months ended March 31, 2005 and 2004 related primarily to payments on previously accrued tax matters and associated professional services.

As a result of the above, our combined cash and cash equivalents increased by $2.8 million in the three-month period ended March 31, 2005 and decreased by $2.8 million during the three-month period ended March 31, 2004.  The aggregate of cash, cash equivalents and the current portion of marketable securities was $32.7 million and $42.4 million as of March 31, 2005 and 2004, respectively.

In December 2003, the Company’s Board of Directors (the “Board”) authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period which expired on February 25, 2005 (the “2003 Repurchase Plan”).  Additionally, on February 14, 2003, the Board authorized an SEC Rule 10b5-1 repurchase program.  Both the 2003 Repurchase Plan and the SEC Rule 10b5-1 repurchase program expired, without renewal by the Board, on February 25, 2005.  From the inception of our stock repurchase programs in 2000, up to the February 25, 2005 expiration date, we repurchased a total of 3.3 million shares of our common stock at an aggregate purchase price of approximately $17.9 million.

We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, at least for the next twelve-month periods and our long-term operating and liquidity requirements, based on our current business model.  We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated requirements. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis.

Risk Factors

In addition to other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating Edgewater Technology and its business because such factors could have a significant impact on our business, operating results and financial condition.  These risk factors could cause actual results to materially differ from those projected in any forward-looking statements.

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.  We generate a significant portion of our service revenues from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenues could be materially and adversely affected.  During the three months ended March 31, 2005, our five largest customers accounted for 50.4% of our net revenues.  For the three months ended March 31, 2004, our five largest customers accounted for 80.9% of our net revenues.  We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive revenues from a major customer that constitutes a large portion of a particular quarter’s total revenues. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

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

We may have lower margins, or lose money, on fixed-price contracts.  As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts.  During the three-month period ended March 31, 2004, fixed-price contracts represented approximately 6.7% of our service revenues. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

Competition in the IT and management consulting services market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective customers’ internal IT departments or international outsourcing firms.  The market for IT and management consulting providers is highly competitive. In many cases, we compete for premium IT services work with in-house technical staff, software product companies with extended service organizations and other international IT and management consulting firms, including offshore outsourcing firms. In addition, there are many small, boutique technology management consulting firms who have developed services similar to those offered by us.  We believe that competition will continue to be strong and may increase in the future, especially if our competitors continue to reduce their price for IT and management consulting services.  Such pricing pressure could have a material impact on our revenues and margins and limit our ability to provide competitive services.

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

See “Item 1 – Business - Competition” in our Annual Report on Form 10-K, as filed with the SEC on March 29, 2005, for a representative list of competitors in the IT and management consulting services space.

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

Anti-takeover provisions in our charter documents, our stockholder rights plan and/or Delaware law could prevent or delay a change in control of our Company.  Our Board of Directors can issue preferred stock in one or more series without stockholder action. The existence of this “blank-check” preferred stock provision could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise.  In addition, our Company has a stockholder rights plan, commonly referred to as a “poison pill,” that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise.  If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person.  Certain provisions of the Delaware General Corporation Law may also discourage someone from acquiring or merging with us.

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

Related to the Company’s former staffing businesses, which were sold in 2000 & 2001, we have received and may continue to receive Internal Revenue Service (the “IRS”) related tax assessments, which may require the payment of certain taxes, interest and penalties and if such payments were material, they could adversely affect our financial condition and/or results of operations.  The Company has received various tax notices and assessments from the IRS.  During the fourth quarter of 2003, certain notices related to civil penalties were assessed against our Company.  During 2004, our Company was able to successfully resolve several of these outstanding assessments.  While we continue to pursue alternatives to resolve other remaining outstanding assessments of approximately $0.3 million, it is possible the Company could receive additional assessments in the future and/or the Company may be required to pay a portion or the entire amount of the outstanding assessments.  Accordingly, if we are required to pay one or more of these assessments it could have a material adverse effect on our financial condition and/or results of operations and cash flows.

We may be required to record additional goodwill impairment charges in future quarters.  As of March 31, 2005, we had recorded goodwill and related intangible assets with a net book value of $17.5 million related to prior acquisitions.  We test for impairment at least annually and whenever evidence of impairment exists.  We performed our annual goodwill impairment test as of December 2, 2004 and determined that the goodwill and related intangible assets were not impaired.  We have in the past recorded impairments to our goodwill, however.  In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill.  We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002.  See “Item 8 – Financial Statements and Supplementary Data - Notes 2 and 8” in our Annual Report on Form 10-K as filed with the SEC on March 29, 2005.  As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset.  We have a deferred tax asset of approximately $22.1 million, net of an applicable valuation allowance, as of March 31, 2005.  If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles.  An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes).  An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

Material changes to our strategic relationship with Hyperion. The Ranzal business, which we acquired in October of 2004, derives a substantial portion of its revenues from a channel relationship with Hyperion Solutions Corporation.  This relationship involves Hyperion assisted lead generation support with respect to the BI services provided by Ranzal.  This relationship is governed by a Consulting Reseller Partner Agreement, which is subject to annual renewal and is scheduled to expire in October of 2005.  This contract and relationship is expected to have a significant impact on our consolidated results for 2005.  A failure to renew this relationship, or a material modification or change in Hyperion’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our reliance upon Synapse.  The Synapse Group, Inc. (“Synapse”) is considered both a significant customer and a related party.  Revenues from Synapse amounted to $2.2 million, or 25.2% of net revenues, and $2.6 million, or 41.7% of net revenues, for the three months ended March 31, 2005 and 2004, respectively.  On a quarter-over-quarter basis, fiscal 2005 revenues from Synapse decreased by approximately $0.4 million.  The Company provides services to Synapse related to infrastructure support, custom software development, and systems integration.  Services are provided on both a fixed-fee and time and materials basis.  Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis.  In January of 2005, our Company entered into a one-year services contract with Synapse.  It is anticipated that Synapse will purchase at least $8.5 million in professional services during fiscal 2005.  There are no commitments beyond the twelve-month term of the agreement.  There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period.  Additionally, there is no guarantee that revenues related to Synapse services will be comparable to those generated in the past.

Acquisition of Ranzal and Associates, Inc.

On October 4, 2004, the Company acquired substantially all of the assets, operations and business of Ranzal and Associates, Inc. (“Ranzal”), a consulting firm specializing in the development of Business Intelligence and Corporate Performance Management solutions.  The results of Ranzal’s operations have been included in the Company’s accompanying unaudited condensed consolidated statements of operations since the October 4, 2004 acquisition date.  The acquisition was made to strengthen Edgewater Technology’s capabilities in the premium IT services space, solidify the Company’s east coast presence, and expand vertical expertise and service offerings, in particular in the area of Corporate Performance Management.  The initial purchase price was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million.

In addition to the initial cash consideration, the stockholders of Ranzal, based upon the attainment of certain performance measurements, are eligible to earn approximately $3.0 million in potential earnout consideration.   On February 28, 2005, the end of the first earnout period, the required performance measurements were achieved and the former stockholders of Ranzal were due $1.0 million in earnout consideration.  The earnout consideration payable to the former stockholders of Ranzal, which increased the Company’s goodwill asset during the three-month period ended March 31, 2005, is included in “accounts payable and accrued liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets as of March 31, 2005.

Other Tax Matters

As a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million.  This amount was recorded as a benefit in the fourth quarter of 2003 and is shown as a current asset at March 31, 2005 and 2004.  Approximately $0.8 million of this amount was collected by the Company in the first quarter of fiscal 2005.  The remaining $0.6 million of this refund was received by the Company in April of 2005.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space and certain equipment under noncancelable operating and capital lease arrangements through 2013.  Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.3 million for the three months ended March 31, 2005 and 2004.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenues, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs.  These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2004 Annual Report on Form 10-K as filed with the SEC on March 29, 2005.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,”  “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,”  “can,” “will,” “ongoing,” “include” or the negative of such terms or comparable terminology.  These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace CPM or BI services; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control and/or successfully resolve remaining outstanding IRS matters relating to our former staffing businesses.  In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2004 Annual Report on Form 10-K filed with the SEC on March 29, 2005.  These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates.  The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders.  None of our market-risk sensitive instruments are held for trading purposes.  We did not purchase derivative financial instruments in the three-month periods ended March 31, 2005 and 2004.  Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenues or income from continuing operations during the three-month periods ended March 31, 2005 and 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations.  In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures.  We also established a disclosure committee which consists of certain members of our senior management.  The President and Chief Executive Officer and the Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business.  We maintain insurance in amounts, with coverages and deductibles, which we believe are reasonable.  As of the date of the filing of this Form 10-Q, our Company is not a party to any existing material litigation matters.

We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001.  During 2004, our Company was able to successfully resolve several outstanding notices related to these tax matters as the Company received formal notice from the IRS that certain assessments had been fully abated.  We continue to pursue alternatives to resolve the remaining outstanding assessments which amount to $0.3 million as of March 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following table presents the aggregate quarterly repurchases under this program during the first quarter ended March 31, 2005:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
January	189,193	$5.03	189,193	$14,597,065
February	129,798	$5.19	129,798	$—
Total	318,991	$5.10	318,991	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable as there were no matters submitted to our Company’s stockholders during the quarterly period ended March 31, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

* - Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: April 26, 2005	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: April 26, 2005	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer
(principal financial and accounting officer)