Form 10-Q
period 2005-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2005-07-29
CIK 1017968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). .  Yes  ☐      No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 22, 2005 was 10,371,678.

EDGEWATER TECHNOLOGY, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PART I—FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

EDGEWATER TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,634	$5,564
Marketable securities, current	25,841	28,344
Accounts receivable, net of allowance of $214(1)	7,774	5,272
Current portion of deferred income taxes, net	381	710
Income tax refund receivable	—	1,430
Prepaid expenses and other current assets	706	822
Total current assets	41,336	42,142
Property and equipment, net	1,284	1,364
Intangible assets, net	1,697	1,996
Goodwill, net	15,599	14,632
Deferred income taxes, net	21,503	21,503
Other assets	60	65
Total assets	$81,479	$81,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,186	$2,440
Other liabilities including discontinued operations	1,115	1,210
Accrued payroll and related liabilities	1,828	1,091
Deferred revenue and other liabilities	542	365
Total current liabilities	5,671	5,106
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2005 and December 31, 2004, 10,353 and 10,549 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	297	297
Paid-in capital	217,208	217,526
Treasury stock, at cost, 19,459 and 19,187 shares at June 30, 2005
and December 31, 2004, respectively	(145,660)	(144,852)
Deferred stock-based compensation	(711)	(469)
Retained earnings	4,674	4,094
Total stockholders’ equity	75,808	76,596
Total liabilities and stockholders’ equity	$81,479	$81,702

(1)          Includes related-party amounts of $1,488 and $706 at June 30, 2005 and December 31, 2004, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Revenue:
Service revenues(1)	$9,408	$6,055	$17,717	$12,423
Software	744	—	1,018	—
Reimbursable expenses	407	83	783	137
Total revenue	10,559	6,138	19,518	12,560
Cost of revenue:
Project and personnel costs	4,832	3,647	9,333	7,434
Software costs	728	—	989	—
Reimbursable expenses	407	83	783	137
Total cost of revenue	5,967	3,730	11,105	7,571
Gross profit	4,592	2,408	8,413	4,989
Operating expenses:
Selling, general and administrative	3,920	2,395	7,375	4,777
Depreciation and amortization	246	197	550	390
Total operating expenses	4,166	2,592	7,925	5,167
Operating income (loss)	426	(184)	488	(178)
Interest income, net	227	113	479	214
Income (loss) before income taxes	653	(71)	967	36
Provision (benefit) for income taxes	261	(28)	387	14
Net income (loss)	$392	$(43)	$580	$22
Earnings (loss) per share
Basic net income (loss) per share of common stock	$0.04	$(0.00)	$0.06	$0.00
Diluted net income (loss) per share of common stock	$0.04	$(0.00)	$0.06	$0.00
Shares used in computing basic net income (loss) per share of common stock	10,321	11,435	10,331	11,413
Shares used in computing diluted net income (loss) per share of common stock	10,628	11,435	10,697	12,288

(1)          Includes related party amounts of $2,219 and $2,343 for the three months ended June 30, 2005 and 2004, respectively, and $4,385 and $4,989 for the six months ended June 30, 2005 and 2004, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$392	$(43)	$580	$22
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities, net of acquisition:
Depreciation and amortization	246	197	550	390
Provision for doubtful accounts	—	—	—	10
Deferred income taxes	223	(104)	329	(24)
Amortization of stock-based compensation	44	34	77	67
Changes in operating accounts:
Accounts receivable	(1,737)	(198)	(2,502)	(818)
Income tax refund receivable	597	—	1,430	(52)
Prepaid expenses and other current assets	165	115	116	—
Other assets	5	—	5	—
Accounts payable and accrued liabilities	(693)	(232)	(254)	(173)
Accrued payroll and related liabilities	644	(315)	737	(1,397)
Deferred revenue and other liabilities	(69)	5	177	(51)
Net cash (used in) provided by operating activities	(183)	(541)	1,245	(2,026)
Net cash (used in) provided by discontinued operating activities	(37)	342	(95)	(188)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	7,339	8,935	15,105	20,086
Purchases of marketable securities	(8,832)	(11,815)	(12,602)	(23,973)
Purchase of Ranzal	49	—	(967)	—
Purchases of property and equipment	(151)	(74)	(171)	(104)
Net cash (used in) provided by investing activities	(1,595)	(2,954)	1,365	(3,991)
CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	87	197	191	434
Repurchases of common stock	—	(56)	(1,636)	(73)
Net cash provided by (used in) financing activities	87	141	(1,445)	361
Net (decrease) increase in cash and cash equivalents	(1,728)	(3,012)	1,070	(5,844)
CASH AND CASH EQUIVALENTS, beginning of period	8,362	25,049	5,564	27,881
CASH AND CASH EQUIVALENTS, end of period	$6,634	$22,037	$6,634	$22,037
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$10	$—	$109	$—
Cash receipts from related parties	$2,208	$2,523	$3,618	$5,282
Cash payments to related parties	$56	$56	$93	$112

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of June 30, 2005, our Company employed approximately 183 consulting professionals at our headquarters and throughout our network of strategically positioned satellite offices.

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3.   REVENUE RECOGNITION:

The Company recognizes revenue from providing premium IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION: (Continued)

three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as strategy engagements (inclusive of Business Intelligence, Corporate Performance Management and business process analysis), consulting and development and integration service engagements (design, application development and systems integration) and managed service engagements (application hosting, support and technical infrastructure services). Revenues from these services are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Edgewater Technology engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

For the three- and six-month periods ended June 30, 2005 and 2004,  revenues from strategy engagements, consulting and development and integration service engagements and managed service engagements are as follows:

	Strategy Engagements	Consulting and Development and Integration Service Engagements	Managed Service Engagements
Three months ended June 30:
2005	37.9%	54.3%	7.8%
2004	2.5%	87.9%	9.6%
Six months ended June 30:
2005	35.3%	55.6%	9.1%
2004	2.8%	86.4%	10.8%

The Company derives a significant portion of its revenue from time and materials-based contracts. Time and materials contracts represented 79.6% and 82.8% of service revenues for the three- and six-month periods ended June 30, 2005, respectively. Time and materials contracts represented 70.6% and 70.1% of service revenues for the three- and six-month periods ended June 30, 2004, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 14.0% and 10.6% of service revenues for the three- and six-month periods ended June 30, 2005, respectively. Fixed-price contracts represented 21.1% and 20.6% of net revenues for the three- and six-month periods ended June 30, 2004, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION: (Continued)

management assessments as to the status of work performed. This method is used as reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

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

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. There were no recorded losses on contracts during the three- and six-month periods ended June 30, 2005 and 2004.

We also perform services on a fixed-fee basis under managed services contracts, which include monthly hosting and support services.  Fixed-fee service contracts represented 6.4% and 6.6% of service revenues for the three- and six-month periods ended June 30, 2005, respectively. Fixed-fee contracts represented 8.3% and 9.3% of net revenues for the three- and six-month periods ended June 30, 2004, respectively. Revenue under fixed-fee service contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

When a customer enters into multiple arrangements related to time and materials, fixed-price or fixed-fee contracts, the related revenue is accounted for under EITF 00-21, “Revenue Arrangement with Multiple Deliverables.”  For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract (“EITF”) No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. As of June 30, 2005 there were no amounts deferred under volume purchase arrangements. As of December 31, 2004, deferrals under volume purchase arrangements totaled $0.2 million.

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION: (Continued)

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of June 30, 2005, the Company has recorded a deferred liability of approximately $0.4 million included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments. There were $0.1 million in deferred client prepayments recorded at December 31, 2004.

Software revenue represents the resale of certain third party off the shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenues will be recorded on a net basis. Revenues from software resale arrangements represented 7.0% and 5.2% of total revenues for three- and six-month periods ended June 30, 2005. There were no reported revenues from software resale arrangements during the three- and six-month periods ended June 30, 2004. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenues for services where the collection from the customer is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Reimbursement of out-of-pocket expenses charged to customers is reflected as revenue.

Our revenues and earnings may fluctuate from quarter-to-quarter and period-to-period based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, allocations of fair value to elements under multiple element arrangements and the calculation of our allowance for doubtful accounts.

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   PROVISION FOR INCOME TAXES:

In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. A valuation allowance is provided to the extent tax assets are not likely to be recovered. We have recorded a valuation allowance against our gross deferred tax assets of approximately $14.7 million. This valuation allowance was established due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

The Company recorded a tax provision of $0.3 million and $0.4 million for the three and six months ended June 30, 2005, respectively. The tax provision represents tax expense based upon an estimated effective income tax rate of 40%, which is inclusive of both federal and state income tax rates.  The Company reduced the short term portion of its net deferred tax asset by approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2005, respectively, solely related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate. This resulted in a remaining deferred tax asset of $21.9 million as of June 30, 2005. The Company does not anticipate having to expend cash for any federal income taxes in 2005 because of the availability of our net operating loss carryforwards. The Company recorded a tax (benefit) provision of $(0.03) million and $0.01 million for the three and six months ended June 30, 2004, respectively.

As a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million. This amount was recorded as a benefit in the fourth quarter of 2003 and was shown as a current asset at December 31, 2004. In fiscal 2005, the Company received the full $1.4 million income tax refund from the IRS, plus an additional $0.06 million related to earned interest income.

5.   STOCKHOLDERS’ EQUITY:

2003 Equity Incentive Plan:

In May 2003, the Company’s Board of Directors approved the “Edgewater Technology, Inc. 2003 Equity Incentive Plan” (the “2003 Plan”) for the purpose of attracting and retaining employees and providing a vehicle to increase management’s equity ownership in the Company. The 2003 Plan, which is a broad-based plan, provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company’s common stock. Restricted awards are made at prices determined by the Compensation Committee of the Board of Directors and are compensatory in nature. The value of compensation expense related to awards of restricted shares is being amortized on a straight-line basis over the vesting term (five years). During the six-month period ended June 30, 2005, awards of 76,250 shares of restricted stock were made to employees at a weighted average value at the grant date of $4.19. Since May 2003, restricted stock awards made to employees under the 2003 Plan total 216,250 shares

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCKHOLDERS’ EQUITY: (Continued)

at a weighted average value at the grant date of $4.56. Compensation expense related to the awards of restricted shares to employees during the three- and six-month periods ended June 30, 2005 amounted to $0.04 million and $0.08 million, respectively. Compensation expense related to the awards of restricted shares to employees during the three- and six-month periods ended June 30, 2004 amounted to $0.03 million and $0.07 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Data)
Net income (loss) as reported	$392	$(43)	$580	$22
Add: Stock-based compensation expense included in reported net income, net of tax	26	20	46	40
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(189)	(353)	(335)	(615)
Pro forma income (loss)	$229	$(376)	$291	$(553)
Basic and diluted earnings (loss) per share:
As reported	$0.04	$(0.00)	$0.06	$0.00
Pro forma	$0.02	$(0.03)	$0.03	$(0.05)

Assumptions included in Black-Scholes Option-Pricing Model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average risk-free interest rate	3.72%	3.81%	3.72%	3.81%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	4 years	4 years	4 years	4 years
Expected volatility	63%	66%	63%	66%

6.   MARKETABLE SECURITIES:

The current portion of our marketable securities have maturity dates of one year or less when acquired and are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. MARKETABLE SECURITIES: (Continued)

agencies, and commercial paper. All marketable securities that have original maturities greater than three months, but less than one year, at the date of purchase are considered to be current marketable securities.  As of June 30, 2005, we had $25.8 million in commercial paper. As of December 31, 2004, we had $26.3 million in commercial paper and $2.0 million in government obligations, including agencies, respectively. Amortized cost approximated fair value.

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

Our net goodwill as of June 30, 2005 and December 31, 2004 was $15.6 million and $14.6 million, respectively. The increase in goodwill from December 31, 2004 was directly related to the successful completion of Ranzal’s first earnout period, which ended on February 28, 2005. In the first quarter of fiscal 2005, the Company recorded additional purchase price consideration of $1.0 million directly related to the earnout consideration payable to Ranzal’s former stockholders. Ranzal is also eligible for a second earnout payment, if certain profitability thresholds are met, during the period commencing on March 1, 2005 and ending on February 28, 2006. The company currently estimates that amounts potentially payable to Ranzal stockholders for the second earnout could be maximum of $3.0 million.  Other net intangibles amounted to $1.7 million and $2.0 million as of June 30, 2005 and December 31, 2004, respectively.

Goodwill and intangible assets consisted of the following as of:

	June 30,	December 31,
	2005	2004
	(In Thousands)
Goodwill	$24,719	$23,752
Other intangibles	3,760	3,760
	28,479	27,512
Less: Accumulated amortization	11,183	10,884
	$17,296	$16,628

Total amortization expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2005, respectively. Total amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2005 through 2010.

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   EARNINGS PER SHARE:

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Data)
Basic earnings (loss) per share:
Net income (loss) applicable to common shares	$392	$(43)	$580	$22
Weighted average common shares outstanding	10,321	11,435	10,331	11,413
Basic income (loss) per share of common stock	$0.04	$(0.00)	$0.06	$0.00
Diluted earnings (loss) per share:
Net income (loss) applicable to common shares	$392	$(43)	$580	$22
Weighted average common shares outstanding	10,321	11,435	10,331	11,413
Dilutive effect of stock options	307	—	366	875
Weighted average common shares, assumingdilutive effect of stock options	10,628	11,435	10,697	12,288
Diluted earnings (loss) per share of common stock	$0.04	$(0.00)	$0.06	$0.00

Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 3.2 million and 2.9 million for the three- and six-month periods ended June 30, 2005. The diluted computation would have increased by approximately 1.5 million and 0.4 million for the three- and six-month periods ended June 30, 2004, respectively. Options to purchase approximately 0.8 million shares of common stock that were outstanding during the three-month period ended June 30, 2004 were not included in the computation of diluted net loss per share due to the reported loss during the quarterly period. As of June 30, 2005 and 2004, there were approximately 4.7 million and 4.6 million options outstanding, respectively.

9.   RELATED PARTIES:

Synapse.   The Synapse Group, Inc. (“Synapse”) is considered a related party as its President and Chief Executive Officer is also a member of our Board of Directors. Synapse has been an Edgewater Technology customer since 1996. Revenues from Synapse amounted to $2.2 million and $4.4 million in the three- and six-month periods ended June 30, 2005, respectively. Revenues from Synapse amounted to $2.3 million and $5.0 million in the three- and six-month periods ended June 30, 2004, respectively. Accounts receivable balances from Synapse were $1.5 million and $0.7 million as of June 30, 2005 and December 31, 2004, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RELATED PARTIES: (Continued)

Deferred Board Fees.   As of June 30, 2005 and December 31, 2004, the Company has recorded a liability in the amount of $0.2 million related to deferred board fees earned and payable to one of our Company’s Directors. Payment of these fees is being deferred until a future date in accordance with the Company’s Deferred Compensation Plan. The deferred fees are recorded under the caption “accounts payable and accrued liabilities” in the Company’s unaudited condensed consolidated balance sheets.

Lease Agreement.   In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.06 and $0.09 million for the three- and six- month periods ended June 30, 2005, respectively. Rental payments totaled approximately $0.06 million and $0.11 million for the three- and six- month periods ended June 30, 2004, respectively.   During 2001, the Company’s corporate headquarters moved to Wakefield, Massachusetts, and the Company subleased the Fayetteville facility to a third party in 2002. Sublease payments received by the Company totaled approximately $0.05 million and $0.09 million during the three- and six-month periods ended June 30, 2005, respectively. Sublease payments received by the Company totaled approximately $0.05 million and $0.1 million during the three- and six-month periods ended June 30, 2004, respectively.

10. COMMITMENTS AND CONTINGENCIES:

We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

The Company has received, and may continue to receive, various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001. Our Company has been successful in resolving several of these outstanding assessments. While we continue to pursue alternatives to resolve other remaining outstanding assessments of approximately $0.1 million, it is possible the Company could receive additional assessments in the future and/or the Company may be required to pay a portion or the entire amount of the outstanding assessments.

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

Our primary target is the middle market whose needs span the full spectrum of our offerings. We also provide specialized premium IT services to divisions of Global 2000 companies.  We go to market by vertical industry and currently serve clients in the following industries: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare (Managed Care); Higher Education; Insurance; Life Sciences; Retail; Travel/Entertainment and various Emerging Markets.

During the three- and six-month period ended June 30, 2005, we generated revenues, including reseller software sales and reimbursement of out-of-pocket expenses, of approximately $10.6 million and $19.5 million, respectively, from a total of 97 and 110 clients, respectively. Headquartered in Wakefield, Massachusetts, as of June 30, 2005, our Company employed approximately 185 consulting professionals.

Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. To counterbalance any such decline, we have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue as appropriate.

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

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2005, Compared to Results for the Three and Six Months Ended June 30, 2004,” included elsewhere in this Quarterly Report on Form 10-Q.

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

Results for the Three and Six Months Ended June 30, 2005, Compared to Results for the Three and Six Months Ended June 30, 2004

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenues of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Service revenue	89.1%	98.6%	90.8%	98.9%
Software	7.0%	—%	5.2%	—%
Reimbursable expenses	3.9%	1.4%	4.0%	1.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	45.8%	59.4%	47.8%	59.2%
Software costs	6.9%	—%	5.1%	—%
Reimbursable expenses	3.8%	1.4%	4.0%	1.1%
Total cost of revenue	56.5%	60.8%	56.9%	60.3%
Gross Profit	43.5%	39.2%	43.1%	39.7%
Operating expenses:
Selling, general and administrative	37.1%	39.0%	37.8%	38.0%
Depreciation and amortization	2.3%	3.2%	2.8%	3.1%
Total operating expenses	39.4%	42.2%	40.6%	41.1%
Operating income (loss)	4.1%	(3.0)%	2.5%	(1.4)%
Interest income, net	2.1%	1.8%	2.5%	1.7%
Income (loss) before taxes	6.2%	(1.2)%	5.0%	0.3%
Provision for taxes	2.5%	(0.5)%	2.0%	0.1%
Net income (loss)	3.7%	(0.7)%	3.0%	0.2%

Revenue.   Total revenues for the three-month period ended June 30, 2005 increased by $4.5 million, or 72.0%, to $10.6 million, compared to total revenues of $6.1 million in the three-month period ended June 30, 2004. Similarly, total revenues for the six-month period ended June 30, 2005 increased by $6.9 million, or 55.4%, to $19.5 million, as compared to total revenues of $12.6 million in the six-month period ended June 30, 2004.

Of the $4.5 million increase in total revenues in the three months ended June 30, 2005, service revenues, excluding software and reimbursable expense revenue, increased by $3.3 million, or 55.4%, to $9.4 million, as compared to service revenue of $6.1 million in the same period in fiscal 2004. The $3.3 million increase in service revenues during the current fiscal 2005 quarter was primarily the result of our acquisition of Ranzal, which contributed service revenues of $2.8 million. Additionally, service revenue from our core business increased by $0.5 million, or 9.8% over the same quarter of the prior fiscal year. This improvement is related to an increased acceptance of our business strategy to deliver premium IT Services. This is evident in the area of Strategy engagements, which increased to 37.9% of our services revenue this quarter, as compared to 2.5% in the year ago quarter. We have also experienced an increase in new customer activity in addition to improved and shortened decision cycles associated with our sales pipeline. This resulted in the addition of 17 new customers in this quarter, as compared to 4 new customers in the year ago quarter.

Of the $6.9 million increase in total revenues in the six months ended June 30, 2005, service revenues, excluding software and reimbursable expense revenue, increased by $5.3 million, or 42.6%, to $17.7 million, as compared to service revenue of $12.4 million in the same period in fiscal 2004. The $5.3 million increase in service revenues during the current fiscal 2005 quarter was primarily the result of our acquisition of Ranzal, which increased service revenues by approximately $5.1 million. The Company’s core business reported growth of $0.2 million, or 1.6% during the six-month period ended June 30, 2005, as compared to the same period of the prior fiscal year. The increase in services revenue related to our core business is attributable to the factors outlined above, partially offset by a decrease in Synapse revenues. Service revenues from Synapse decreased by $0.6 million, or 12.1%, to $4.4 million during the six month period ended June 30, 2005, as compared to the same period of the prior fiscal year. We expect to experience comparable quarterly revenues from Synapse during the remaining term of the current Synapse contract, which expires on December 31, 2005.

Software revenue increased to $0.7 million and $1.0 million for the three- and six-month periods ended June 30, 2005 as there were no revenues attributable to software during the three- and six-month periods of fiscal 2004. Software revenue is expected to fluctuate between quarters depending on our customers demand for such third-party off the shelf software and gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $0.3 million for the three months ended June 30, 2005, to approximately $0.4 million, as compared to $0.1 million for the three months ended June 30, 2004. Similarly, reimbursed expense revenue increased by $0.7 million for the six months ended June 30, 2005, to $0.8 million, as compared to $0.1 million for the six months ended June 30, 2005. The aggregate amount of reimbursed expenses will fluctuate from quarter to quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the total number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization, increased to $264 thousand during the quarterly period ended June 30, 2005, as compared to $227 thousand during the same period in fiscal 2004. Annualized revenue per billable consultant increased to $260 thousand during the six-month period ended June 30, 2005, as compared to $222 thousand during the same period of fiscal 2004. This improvement is primarily due to the incremental benefits of improved billing rates, attributable to the addition of Ranzal, and improved gross profit margins associated with our core business operations. Utilization of our consulting resources has also improved in the core business, while remaining steady in the Ranzal business. During the three- and six-month periods of fiscal 2005, the Company increased the number of customers it served to 97 and 110, respectively, as compared to 37 and 41 customers during the comparative three and six month periods ended June 30, 2004, respectively. Revenue from our five largest customers during the three- and six-month periods ended June 30, 2005, including Synapse, a related party and our largest customer, decreased as a percentage of total service revenue to 49.6% and 49.5%, respectively, as compared to 75.7% and 76.1% in the comparative fiscal 2004 three- and six- month periods, respectively. The decreases in the reported periods are due to the Company’s revenue diversification efforts and the acquisition of Ranzal, which has a different historical customer base than our core business.

Cost of Revenue.   Cost of revenue for the three-month period ended June 30, 2005 increased by $2.3 million, or 60.0%, to $6.0 million, as compared to $3.7 million in the comparative period of fiscal 2004.

Similarly, cost of revenue increased by $3.5 million, or 46.7%, to $11.1 million, during the six-month period ended June 30, 2005, as compared to $7.6 million during the comparative fiscal 2004 period.

The primary reason for the increase in reported cost of revenues for both periods relates to increased project personnel costs, as we hired additional billable consultants to support our revenue growth. Project personnel costs are principally salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, project personnel costs increased by $1.2 million, or 32.5%, to $4.8 million in the three-month period ended June 30, 2005 and by $1.9 million, or 25.5%, to $9.3 million, in the six-month period ended June 30, 2005, as compared to the same periods of the prior fiscal year. As of June 30, 2005, the Company employed 183 billable consultants, as compared to 142 billable consultants as of June 30, 2004.

As a percentage of service revenue, project personnel costs decreased from 60.2% during the three-month period ended June 30, 2004, to 51.4% during three-month period ended June 30, 2005. Similarly, project personnel costs decreased from 59.8% during the six months ended June 30, 2004, to 52.7% during the six-month period ended June 30, 2005. The respective decreases in project personnel costs, as a percentage of service revenues, primarily reflects an increase in the Company’s billable consultant utilization rates, which increased to 84.0% and 82.8% in the three- and six-month periods ended June 30, 2005. Billable consultant utilization rates were 71.3% and 73.4% in comparative three- and six-month periods of fiscal 2004, respectively.

Software costs increased by $0.7 million and $1.0 million during the three- and six- month periods ended June 30, 2005. The Company did not report any software costs during the three- and six-month periods ended June 30, 2004. Software costs are expected to fluctuate between quarters depending on our customers demand for software. Reimbursable expenses, which increased in the three- and six-month periods ended June 30, 2005 by $0.3 million and $0.6 million, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported fiscal periods.

Gross Profit.   Gross profit, in total, increased by $2.2 million, or 90.7%, to $4.6 million in the three-month period ended June 30, 2005, as compared to $2.4 million in the three-month period ended June 30, 2004. Total gross profit, as a percentage of total revenues, increased to 43.5% in second quarter of fiscal 2005, as compared to 39.2% in comparative fiscal 2004 quarter. Gross profit on service revenues increased from 39.8% during the three-month period ended June 30, 2004 to 48.6% for the three-month period ended June 30, 2005. The improvement in gross profit during the three-month period of fiscal 2005 is partially related to the improvement in the Company’s utilization rate, which increased to 84.0% during the quarterly period ended June 30, 2005 from 71.3% in the comparative fiscal 2004 period. Additionally, Ranzal contributed $1.6 million in gross profit during the quarter ended June 30, 2005. In the three-month period ended June 30, 2005, the Company also experienced an increase in billable and unbilled project expenses of $0.4 million.

During the six-month period ended June 30, 2005, total gross profit increased by $3.4 million, or 68.6%, to $8.4 million, as compared to $5.0 million in the comparative six-month period of fiscal 2004. As a percentage of total revenues, total gross profit increased to 43.1% in the six-month period of fiscal 2005, as compared to 39.7% in the comparative fiscal 2004 six-month period. Gross profit on service revenues increased from 40.2% during the six-month period ended June 30, 2004 to 47.3% for the six-month period ended June 30, 2005. The improvement in gross profit during the six-month period of fiscal 2005 is also related to an improved billable consultant utilization rate and the Ranzal acquisition. The Company’s six-month utilization rate increased to 82.8% during fiscal 2005 from 73.4% in the comparative fiscal 2004 six-month period. The improvement in the Company’s utilization rate resulted in an increase in the Company’s core business gross profit of $0.5 million during the six-month period of fiscal 2005. Ranzal contributed $2.9 million in gross profit during the six-month period of fiscal 2005. In the six-month period ended June 30, 2005, the Company also experienced an increase in billable and unbilled project expenses of $0.7 million.

Selling, General and Administrative Expenses (“SG&A”).   SG&A expenses for the three-month period ended June 30, 2005 totaled $3.9 million, or 36.7% of revenues. SG&A expenses for the three-month period ended June 30, 2004 totaled $2.4 million and represented 38.5% of revenues. The increase of $1.5 million in SG&A expenses in the second quarter of fiscal 2005 is due to cumulative increases in sales-related salaries, recruiting expenses, marketing expenses and bonus accruals.

Sales-related salaries expense increased by $0.5 million, as the Company increased sales headcount from 13 employees during the period ended June 30, 2004, to 22 employees during the comparative quarter ended June 30, 2005. Six of the sales headcount additions were directly related to Ranzal. The increase in Edgewater core business sales headcount is reflective of the Company’s increased investment in its sales and marketing efforts within the premium IT services space. During the second quarter of fiscal 2005, the Company reported increased recruiting expenses of $0.2 million, as compared to the same period of fiscal 2004. The increase in recruiting expense is directly related to the overall increase in the Company’s headcount in fiscal 2005 of 27 employees from 205 to 232. In connection with the increase in sales headcount and a concerted effort to penetrate key strategic markets, the Company reported an increase of $0.2 million in marketing and selling expenses related to our shift to premium IT service offerings in the three-month period ended June 30, 2005, as compared to the same quarter of the prior year. Additionally, during the second quarter of fiscal 2005, the Company recorded $0.4 million in connection with its performance-based bonus plan. No such bonus amounts were accrued in the second quarter of fiscal 2004. Finally, SG&A expenses for the three months ended June 30, 2005 included $0.6 million of incremental expense related to Ranzal’s operations, which expense was not present in the second quarter of fiscal 2004.

SG&A expenses for the six-month period ended June 30, 2005 totaled $7.3 million, or 37.4% of revenues. SG&A expenses for the six-month period ended June 30, 2004 totaled $4.7 million and represented 37.5% of revenues. The increase of $2.6 million in SG&A expenses in the six-month period of fiscal 2005 is due to cumulative increases in sales-related salaries, recruiting expenses, marketing expenses and bonus accruals.

Similar to the factors described above, SG&A expenses for the six-month period ended June 30, 3005 above is largely attributable to increases in sales-related salaries and wages, recruiting expenses, marketing expenses and bonus accruals. Increases in sales headcount during the six-month period ended June 30, 2005 represented an increase in SG&A expense of $0.9 million, as compared to fiscal 2004. Recruiting expenses for the six-month period of fiscal 2005 increased by $0.3 million over the comparative fiscal 2004 period. Marketing and selling expenses increased by $0.2 million over the comparative fiscal 2004 amounts and the Company recorded $0.6 million in connection with its performance-based bonus plan. No such bonus amounts were accrued in the first six months of fiscal 2004. Finally, SG&A expenses for the six months ended June 30, 2005 included $1.2 million of incremental expense related to Ranzal’s operations, which expense was not present in the first six months of fiscal 2004.

Depreciation and Amortization Expense.   Depreciation and amortization expense was $0.2 million in the three-month periods ended June 30, 2005 and 2004, respectively. Depreciation and amortization expense increased by $0.2 million to $0.6 million during the six-month period ended June 30, 2005, as compared to $0.4 million in the six-month period ended June 30, 2004. The increase in depreciation and amortization expense during the six-months ended June 30, 2005 is primarily related to additional amortization expense in fiscal 2005 related to the identified Ranzal intangible assets of $0.2 million. There was no amortization of Ranzal-related intangible assets during the first six months of fiscal 2004.

Operating Income (Loss).   The Company’s operating income increased to $0.4 million and $0.5 million during the three- and six- month periods ended June 30, 2005. Operating income increased by $0.6 million and $0.7 million over the comparative fiscal 2004 three- and six- month periods, respectively. The increases in operating income is attributable to comparatively higher utilization rates, directly tied to the $3.3 million and $5.3 million increases in three- and six-month fiscal 2005 service revenues, respectively. The increased service revenues were partially offset by the increases in three- and six-month SG&A expenses described above.

Interest Income, Net.   We earned net interest income of $0.2 million during the three-month period ended June 30, 2005, as compared to net interest income of $0.1 million in the comparative three-month period ended June 30, 2004. During the six-month period ended June 30, 2005, the Company reported interest income of $0.5 million, as compared to interest income of $0.2 million during the six-months ended June 30, 2004.  The increase in the three- and six-month interest income primarily reflects a shift of our available cash and cash equivalent balances into marketable securities with longer maturities, which have increased higher yields on our invested balances when compared to the yields achieved in the prior periods. Additionally, the Company recorded approximately $0.06 million in interest income from the federal government related to interest earned on its IRS refund payments in the first quarter of fiscal 2005.

Provision (benefit) for Income Taxes.   The Company recorded income tax provisions of $0.3 million in the three-month period ended June 30, 2005, as compared to a tax benefit of ($0.03) million during the three months ended June 30, 2004. During the six-month period ended June 30, 2005, the Company recorded an income tax provision of $0.4 million, as compared to a provision of $0.01 million in the comparative fiscal 2004 six-month period. These provisions represented tax expense based on an estimated effective income tax rate of 40.0% of operating income, which was inclusive of both state and federal income tax rates.

Net Income (Loss).   We reported net income of $0.4 million and a net loss of ($0.04) million during the three-month periods ended June 30, 2005 and 2004, respectively. During the six-month periods ended June 30, 2005 and 2004, we reported net income of $0.6 million and $0.02 million, respectively. The increase in net income in the presented three- and six-month fiscal periods ended June 30, 2005 is a cumulative result of increased revenue, gross margin and other items as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(183)	$(541)	$1,245	$(2,026)
Investing activities	(1,595)	(2,954)	1,365	(3,991)
Financing activities	87	141	(1,445)	361
Discontinued operating activities	(37)	342	(95)	(188)
Total cash (used) provided during the period	$(1,728)	$(3,012)	$1,070	$(5,844)

As of June 30, 2005, we had cash, cash equivalents and marketable securities of $32.5 million, a $1.4 million, or 4.1% decrease from the December 31, 2004 balance of $33.9 million. Working capital, which is defined as current assets less current liabilities, decreased $1.3 million, to $35.7 million, as of June 30, 2005, as compared to $37.0 million as of December 31, 2004. The $1.4 million decrease in cash, cash equivalents and marketable securities is primarily related to cash out flows related to the Company’s current year stock repurchases of $1.6 million and Ranzal’s contingent earnout payment of $1.0 million.

These out flows were partially offset by the inflow of $1.4 million from the IRS related to the Company’s 1997 refund claim and $.5 million in year-to-date operating income.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from our largest customer, Synapse, which is also a related party. Payments received by the Company for services rendered to Synapse totaled approximately $2.2 million and $3.6 million in the three- and six-month periods ended June 30, 2005, respectively. Payments received by the Company for services rendered to Synapse totaled approximately $2.5 million and $5.3 million in the three- and six-month periods ended June 30, 2004, respectively. All receivable amounts were collected within our normal business terms. We have no assurance that Synapse will continue to require our services beyond our scheduled contract termination date of December 31, 2005. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse related resources on to other consulting projects.

Net cash used in operating activities was $0.2 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively. The cash used during the three months ended June 30, 2005 was largely attributable to the build up of accounts receivable balances, in connection with increased revenues, of $1.7 million and the payment of accounts payable amounts related to insurance premiums of $0.7 million. These uses of cash were offset by inflows of cash from reported operating income for the three month period June 30, 2005 of $0.4 million, the Company’s receipt of $0.6 million on its 1997 tax carryback claim from the IRS and $0.6 million in accrued payroll and related liabilities, which is primarily related to the Company’s second quarter accrual of bonus amounts under its 2005 performance-based bonus plan. Additional positive cash flow items in the three month period ended June 30, 2005 related to the Company’s utilization of its deferred tax asset of $0.2 million and depreciation and amortization of $0.2 million. In the three-month period ended June 30, 2005, the primary use of cash related to decreases in the Company’s accounts payable and accrued payroll balances totaling $0.5 million. In both of the three-month periods presented, each of these significant cash flow transactions were offset by other changes in net income, assets and liabilities resulting in the presented net cash flow impact from operations.

Net cash provided by (used in) operating activities was $1.2 million and ($2.0) million for the six months ended June 30, 2005 and 2004, respectively. The cash provided during the six months ended June 30, 2005 was attributable to the Company’s receipt of $1.4 million on its 1997 tax carryback claim from the IRS, $0.7 million in accrued payroll and related liabilities, which is primarily related to the Company’s second quarter accrual of bonus amounts under its 2005 performance-based bonus plan, $0.6 million in current year-to-date net income, $0.3 million related to the Company’s utilization of its deferred tax asset and $0.6 million in depreciation and amortization. These inflows were primarily offset by the Company’s use of $2.5 million related to its buildup of accounts receivable balances. Cash used in operating activities during the six months ended June 30, 2004 was primarily attributable to payments of $1.4 million in accrued payroll and related liabilities which were specifically related to payouts of $1.3 million in bonus amounts payable under the Company’s 2003 performance-based bonus plan. Additional uses of cash related to the increase in the Company’s accounts receivable balances totaling $0.8 million. In both of the six-month periods presented, each of these significant cash flow transactions were offset by other changes in net income, assets and liabilities resulting in the presented net cash flow impact from operations.

Net cash used in investing activities was $1.6 million and $3.0 million for the three months ended June 30, 2005 and 2004, respectively. Cash used in investing activities for the three months ended June 30, 2005 was primarily attributable to net redemptions of marketable securities and purchases of property and equipment. Cash used in investing activities for the three months ended June 30, 2004 was primarily attributable to net purchases of marketable securities.

Net cash provided by (used in) investing activities was $1.4 million and $(4.0) million for the six months ended June 30, 2005 and 2004, respectively. Cash provided by investing activities for the six months ended June 30, 2005 was attributable to net redemptions of marketable securities, which were offset by the Company’s payment of $1.0 million in earnout consideration to the former stockholders of Ranzal, which was directly related to the successful completion of the first six-month earnout period. Cash used in investing activities for the six months ended June 30, 2004 was primarily attributable to net purchases of marketable securities.

As of June 30, 2005, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

Net cash provided by financing activities was $0.09 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively. Net cash provided by financing activities for the three months ended June 30, 2005 was due to the cash received from stock option exercises, proceeds from the employee stock purchase program and the issuance of restricted stock awards. Net cash provided by financing activities for the three months ended June 30, 2004 was primarily related to cash received from stock option exercises and proceeds from the employee stock purchase program. These amounts were offset by the Company’s repurchases of common stock under its stock repurchase program.

Net cash (used in) provided by financing activities was ($1.4) million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used in financing activities for the six months ended June 30, 2005 was due to repurchases of the Company’s common stock totaling $1.6 million, which was offset by $0.2 million received from stock option exercises, proceeds from the employee stock purchase program and the issuance of restricted stock awards. Net cash provided by financing activities for the six months ended June 30, 2004 was primarily related to cash received from stock option exercises and proceeds from the employee stock purchase program totaling $0.4 million. These amounts were offset by the Company’s repurchases of common stock under its stock repurchase program of $0.07 million.

Net cash (used in) and provided by discontinued operations was ($0.04) million and $0.3 million for the three months ended June 30, 2005 and 2004, respectively. Net cash used in discontinued operations during the three months ended June 30, 2005 related primarily to payments on previously accrued tax matters and associated professional services. Cash provided by discontinued operations during the three months ended June 30, 2004 related to the reclassification of an outstanding tax payment from a previously discontinued business.

Net cash used in discontinued operations for the six months ended June 30, 2005 and 2004 was $0.1 million and $0.2 million, respectively. Net cash used during the respective six-month periods related to payments on previously accrued tax matters and associated professional services.

Our combined cash and cash equivalents decreased by $1.7 million and $3.0 million in the three-month periods ended June 30, 2005 and 2004, respectively. During the six-month period ended June 30, 2005, our combined cash and cash equivalents increased by $1.1 million and decreased by $5.8 million during the comparative six-month period of fiscal 2004. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and the current portion of marketable securities was $32.5 million and $42.3 million as of June 30, 2005 and 2004, respectively.

In December 2003, the Company’s Board of Directors (the “Board”) authorized management, subject to legal requirements, to use up to $20.0 million to repurchase our common stock over a period which expired on February 25, 2005 (the “2003 Repurchase Plan”). Additionally, on February 14, 2003, the Board authorized an SEC Rule 10b5-1 repurchase program. Both the 2003 Repurchase Plan and the SEC Rule 10b5-1 repurchase program expired, without renewal by the Board, on February 25, 2005. From the inception of our stock repurchase programs in 2000, up to the February 25, 2005 expiration date, we repurchased a total of 3.6 million shares of our common stock at an aggregate purchase price of approximately $17.9 million.

We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, at least for the next twelve-month period, and our long-term operating and liquidity requirements, based on our current business model. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated requirements. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis.

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.   We generate a significant portion of our service revenues from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenues could be materially and adversely affected. During the three- and six-months ended June 30, 2005, our five largest customers accounted for 49.6% and 49.5%, of our service revenues, respectively. For the three- and six-months ended June 30, 2004, our five largest customers accounted for 75.7% and 76.1% of our service revenues, respectively. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive service revenues from a major customer that constitutes a large portion of a particular quarter’s total service revenues. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

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

We may have lower margins, or lose money, on fixed-price contracts.   As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. During the three- and six-month periods ended June 30, 2005, fixed-price contracts represented approximately 14.0% and 10.6% of our service revenues, respectively. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

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

See “Item 1—Business - Competition” in our Annual Report on Form 10-K, as filed with the SEC on March 29, 2005, for a representative list of competitors in the IT and management consulting services space.

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

Related to the Company’s former staffing businesses, which were sold in 2000 & 2001, we have received and may continue to receive Internal Revenue Service (the “IRS”) related tax assessments, which may require the payment of certain taxes, interest and penalties and if such payments were material, they could adversely affect our financial condition and/or results of operations.   The Company has received various tax notices and assessments from the IRS. During the fourth quarter of 2003, certain notices related to civil penalties were assessed against our Company. During 2004, our Company was able to successfully resolve several of these outstanding assessments. While we continue to pursue alternatives to resolve other remaining outstanding assessments of approximately $0.1 million, it is possible the Company could receive additional assessments in the future and/or the Company may be required to pay a portion or the entire amount of the outstanding assessments. Accordingly, if we are required to pay one or more of these assessments it could have a material adverse effect on our financial condition and/or results of operations and cash flows.

We may be required to record additional goodwill impairment charges in future quarters.   As of June 30, 2005, we had recorded goodwill and related intangible assets with a net book value of $17.3 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2004 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8—Financial Statements and Supplementary Data - Notes 2 and 8” in our Annual Report on Form 10-K as filed with the SEC on March 29, 2005. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset.   We have a deferred tax asset of approximately $21.9 million, net of an applicable valuation allowance, as of June 30, 2005. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

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

Our reliance upon Synapse.   The Synapse Group, Inc. (“Synapse”) is considered both a significant customer and a related party. Revenues from Synapse amounted to $2.2 million, or 23.6% of service revenues, and $4.4 million, or 24.7% of service revenues, for the three and six months ended June 30, 2005, respectively. Revenues from Synapse amounted to $2.3 million, or 38.8% of service revenues, and $5.0 million, or 40.2% of service revenues, for the three and six months ended June 30, 2004, respectively. On a quarter-over-quarter basis, fiscal 2005 service revenues from Synapse decreased by approximately $0.1 million. On a period-over-period basis, fiscal 2005 service revenues from Synapse decreased by approximately $0.6 million. The Company provides services to Synapse related to infrastructure support, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In January of 2005, our Company entered into a one-year services contract with Synapse. It is anticipated that Synapse will purchase at least $8.5 million in professional services during fiscal 2005. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenues related to Synapse services will be comparable to those generated in the past.

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

In addition to the initial cash consideration, the stockholders of Ranzal, based upon the attainment of certain performance measurements, are eligible to earn approximately $3.0 million in potential contingent earnout consideration.  On February 28, 2005, the end of the first earnout period, the required performance measurements were achieved and the former stockholders of Ranzal were paid $1.0 million in contingent earnout consideration. The contingent earnout consideration increased the Company’s goodwill asset during the six-month period ended June 30, 2005.

Other Tax Matters

As a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million. This amount was recorded as a benefit in the fourth quarter of 2003 and is shown as a current asset at December 31, 2004. The entire $1.4 million refund amount, plus related accrued interest on the outstanding balance, was collected by the Company in the six-month period ended June 30, 2005.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space and certain equipment under noncancelable operating lease arrangements through 2013. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2005, respectively. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2004, respectively.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenues, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business—Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2004 Annual Report on Form 10-K as filed with the SEC on March 29, 2005.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,”  “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,”  “can,” “will,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Corporate Performance Management (“CPM”) solutions, custom development and systems integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace CPM or BI services; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control and/or successfully resolve remaining outstanding IRS matters relating to our former staffing businesses. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business—Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2004 Annual Report on Form 10-K filed with the SEC on March 29, 2005. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and six-month periods ended June 30, 2005 and 2004. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenues or income from continuing operations during the three- and six-month periods ended June 30, 2005 and 2004.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles, which we believe are reasonable. As of the date of the filing of this Form 10-Q, our Company is not a party to any existing material litigation matters.

We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001. During 2004, our Company was able to successfully resolve several outstanding notices related to these tax matters as the Company received formal notice from the IRS that certain assessments had been fully abated. We continue to pursue alternatives to resolve the remaining outstanding assessments which amount to $0.1 million as of June 30, 2005.

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

As a direct result of the expiration of the Company’s stock repurchase program on February 25, 2005, there were no repurchases under this program during the quarter ended June 30, 2005.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2005 Annual Stockholders’ Meeting on May 25, 2005 (the “Meeting”). Our stockholders voted on the election of six (6) directors to serve until the 2006 Annual Meeting, or until their successors are duly elected and qualified (the “Director Election”). Of the 10,304,627 shares of outstanding common stock entitled to vote at the Meeting, 9,391,486 shares, or approximately 91.14% of the shares entitled to vote, were represented either in person or by proxy at the Meeting. The stockholders voted on the Director Election as described below, with the voting results therein noted at the Meeting:

Proposal (1): Director Election:

		Authority
Name	For	Withheld
Shirley Singleton	9,111,560	279,926
Clete T. Brewer	9,082,249	309,237
Paul Guzzi	9,366,339	25,147
Michael R. Loeb	8,743,042	648,444
Bob L. Martin	9,293,370	98,116
Wayne Wilson	9,068,622	322,864

In light of the voting results at the Meeting, as to the Director Election, the six (6) director nominees were elected to serve until the 2006 Annual Stockholders’ Meeting or until their successors are duly elected and qualified.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

31.1	13a-14 Certification—President and Chief Executive Officer*
31.2	13a-14 Certification—Chief Financial Officer*
32	Section 1350 Certification*

*                    Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.
Date: July 29, 2005	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer
Date: July 29, 2005	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial and accounting officer)