Form 10-Q
period 2005-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2005-10-27
CIK 1017968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 15, 2005 was 10,463,811.

EDGEWATER TECHNOLOGY, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005
INDEX

PART I—FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

EDGEWATER TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,194	$5,564
Marketable securities, current	22,133	28,344
Accounts receivable, net(1) of allowance of $214	7,903	5,272
Current portion of deferred income taxes, net	147	710
Income tax refund receivable	—	1,430
Prepaid expenses and other current assets	645	822
Total current assets	42,022	42,142
Property and equipment, net	1,251	1,364
Intangible assets, net	1,589	1,996
Goodwill, net	15,595	14,632
Deferred income taxes, net	21,503	21,503
Other assets	42	65
Total assets	$82,002	$81,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,966	$2,440
Other accrued liabilities including discontinued operations	738	1,210
Accrued payroll and related liabilities	2,144	1,091
Deferred revenue and other liabilities	332	365
Total current liabilities	5,180	5,106
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2005 and December 31, 2004, 10,445 and 10,549 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	297	297
Paid-in capital	216,968	217,526
Treasury stock, at cost, 19,291 and 19,187 shares at September 30, 2005 and December 31, 2004, respectively	(145,028)	(144,852)
Deferred stock-based compensation	(828)	(469)
Retained earnings	5,413	4,094
Total stockholders’ equity	76,822	76,596
Total liabilities and stockholders’ equity	$82,002	$81,702

(1)           Includes related-party amounts of $1,347 and $706 at September 30, 2005 and December 31, 2004, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Revenue:
Service revenue(1)	$10,525	$4,799	$28,242	$17,222
Software revenue	440	—	1,458	—
Reimbursable expenses	532	94	1,315	231
Total revenue	11,497	4,893	31,015	17,453
Cost of revenue:
Project and personnel costs	5,683	3,307	15,016	10,741
Software costs	432	—	1,421	—
Reimbursable expenses	532	94	1,315	231
Total cost of revenue	6,647	3,401	17,752	10,972
Gross profit	4,850	1,492	13,263	6,481
Operating expenses:
Selling, general and administrative	4,131	2,475	11,506	7,252
Depreciation and amortization	288	204	838	594
Total operating expenses	4,419	2,679	12,344	7,846
Operating income (loss)	431	(1,187)	919	(1,365)
Interest income, net	258	156	737	370
Income (loss) before income taxes and discontinued operations	689	(1,031)	1,656	(995)
Provision (benefit) for income taxes	275	(14)	662	—
Income (loss) from continuing operations before discontinued operations	414	(1,017)	994	(995)
Discontinued operations:
Income from operations of discontinued divisions	325	—	325	—
Net income (loss)	$739	$(1,017)	$1,319	$(995)
Basic net income (loss) per share of common stock:
Continuing operations	$0.04	$(0.09)	$0.10	$(0.09)
Discontinued operations	0.03	—	0.03	—
Net income (loss) per share	$0.07	$(0.09)	$0.13	$(0.09)
Shares used in computing basic net income (loss) per share of common stock	10,401	11,296	10,354	11,374
Diluted net income (loss) per share of common stock:
Continuing operations	$0.04	$(0.09)	$0.09	$(0.09)
Discontinued operations	0.03	—	0.03	—
Net income (loss) per share	$0.07	$(0.09)	$0.12	$(0.09)
Shares used in computing diluted net income (loss) per share of common stock	10,944	11,296	10,785	11,374

(1)           Includes related-party amounts of $1,982 and $2,390 for the three months ended September 30, 2005 and 2004, respectively, and $6,367 and $7,379 for the nine months ended September 30, 2005 and 2004, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$739	$(1,017)	$1,319	$(995)
Income from operations of discontinued divisions	(325)	—	(325)	—
Net income (loss) from continuing operations	414	(1,017)	994	(995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	288	204	838	594
Provision for doubtful accounts	—	—	—	10
Deferred income taxes	234	(14)	563	(38)
Amortization of stock-based compensation	50	33	127	100
Changes in operating accounts:
Accounts receivable	(129)	1,025	(2,631)	207
Income tax refund receivable	—	—	1,430	—
Prepaid expenses and other current assets	61	263	177	211
Other assets	18	—	23	—
Accounts payable and accrued liabilities	(220)	(3)	(474)	(176)
Accrued payroll and related liabilities	316	(9)	1,053	(1,406)
Deferred revenue and other liabilities	(210)	4	(33)	(46)
Net cash provided by (used in) operating activities	822	486	2,067	(1,539)
Net cash used in discontinued operating activities	(52)	(185)	(147)	(373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	9,638	14,928	24,742	35,013
Purchases of marketable securities	(5,930)	(23,283)	(18,531)	(47,255)
Purchase of Ranzal	4	—	(963)	—
Purchases of property and equipment	(147)	(128)	(318)	(232)
Net cash provided by (used in) investing activities	3,565	(8,483)	4,930	(12,474)
CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	225	91	416	525
Repurchases of common stock	—	(1,317)	(1,636)	(1,391)
Net cash provided by (used in) financing activities	225	(1,226)	(1,220)	(866)
Net increase (decrease) in cash and cash equivalents	4,560	(9,408)	5,630	(15,252)
CASH AND CASH EQUIVALENTS, beginning of period	6,634	22,037	5,564	27,881
CASH AND CASH EQUIVALENTS, end of period	$11,194	$12,629	$11,194	$12,629
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$56	$—	$190	$—
Cash receipts from related parties	$2,131	$2,353	$5,750	$7,635
Cash payments to related parties	$82	$56	$175	$168
NON-CASH FINANCING ACTIVITIES:
Issuance of restricted stock awards	$166	$—	$486	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of September 30, 2005, our Company employed approximately 218 consulting professionals throughout our network of strategically positioned satellite offices.

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3.   REVENUE RECOGNITION:

The Company recognizes revenue from providing premium IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as strategy engagements (inclusive of Business Intelligence, Corporate Performance

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION: (Continued)

Management and business process analysis), consulting and development and integration service engagements (design, application development and systems integration) and infrastructure services (technical consulting, assessment and remediation, managed services and IT due diligence). Revenue from these services are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Edgewater Technology engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

For the three- and nine-month periods ended September 30, 2005 and 2004, revenue from strategy engagements, consulting and development and integration service engagements and infrastructure service engagements are as follows:

	Strategy Engagements	Consulting and Development and Integration Service Engagements	Infrastructure Service Engagements
Three months ended September 30:
2005	44.6%	48.5%	6.9%
2004	1.8%	86.2%	12.0%
Nine months ended September 30:
2005	38.8%	52.6%	8.6%
2004	2.5%	86.4%	11.1%

The Company derives a significant portion of its revenue from time and materials-based contracts. Time and materials contracts represented 83.1% and 82.9% of service revenue for the three- and nine-month periods ended September 30, 2005, respectively. Time and materials contracts represented 75.1% and 71.5% of service revenue for the three- and nine-month periods ended September 30, 2004, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 11.0% and 10.8% of service revenue for the three- and nine-month periods ended September 30, 2005, respectively. Fixed-price contracts represented 13.3% and 18.6% of service revenue for the three- and nine-month periods ended September 30, 2004, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used as

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION: (Continued)

reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects.  The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with SAB 101 and SAB 104, revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned. The warranty term is typically short-term or for a 30-60 day period after the project is complete.

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

We also perform services on a fixed-fee basis under infrastructure services contracts, which include monthly hosting and support services.  Fixed-fee service contracts represented 5.9% and 6.3% of service revenue for the three- and nine-month periods ended September 30, 2005, respectively. Fixed-fee contracts represented 11.6% and 9.9% of service revenue for the three- and nine-month periods ended September 30, 2004, respectively. Revenues under fixed-fee service contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

When a customer enters into multiple arrangements related to time and materials, fixed-price or fixed-fee contracts, the related revenue is accounted for under EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”  For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract (“EITF”) No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. As of September 30, 2005, there were no amounts deferred under volume purchase arrangements. As of December 31, 2004, deferrals under volume purchase arrangements totaled $0.2 million.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of September 30, 2005, the Company has recorded a deferred liability of approximately $0.3 million included in the financial statement caption of “deferred revenue and

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION: (Continued)

other liabilities” related to customer prepayments. There were $0.1 million in deferred client prepayments recorded at December 31, 2004.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 3.8% and 4.7% of total revenue for three- and nine-month periods ended September 30, 2005, respectively. There were no reported revenues from software resale arrangements during the three- and nine-month periods ended September 30, 2004. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenue for services where the collection from the customer is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Reimbursement of out-of-pocket expenses charged to customers is reflected as revenue.

Our revenue and earnings may fluctuate from quarter-to-quarter and period-to-period based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, deferrals related to our volume purchase arrangements, warranty holdbacks, allocations of fair value to elements under multiple element arrangements and the calculation of our allowance for doubtful accounts.

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

The Company recorded a tax provision of $0.3 million and $0.7 million for the three and nine months ended September 30, 2005, respectively. The tax provision represents tax expense based upon an estimated effective income tax rate of 40%, which is inclusive of both federal and state income tax rates.  The

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROVISION FOR INCOME TAXES: (Continued)

Company reduced the short-term portion of its net deferred tax asset by approximately $0.2 million and $0.6 million during the three and nine months ended September 30, 2005, respectively, solely related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate. This resulted in a remaining deferred tax asset of $21.7 million as of September 30, 2005. The Company does not anticipate having to expend cash for any federal income taxes in 2005 because of the availability of our net operating loss carryforwards. The Company recorded a tax benefit of $0.01 million for the three months ended September 30, 2004. The Company did not report any income tax expense or benefit for the nine month period ended September 30, 2004.

As a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million. This amount was recorded as a benefit in the fourth quarter of 2003 and was shown as a current asset at December 31, 2004. In fiscal 2005, the Company received the full $1.4 million income tax refund from the Internal Revenue Service (“IRS”), plus an additional $0.06 million related to earned interest income.

5.   STOCKHOLDERS’ EQUITY:

2003 Equity Incentive Plan:

In May 2003, the Company’s Board of Directors approved the “Edgewater Technology, Inc. 2003 Equity Incentive Plan” (the “2003 Plan”) for the purpose of attracting and retaining employees and providing a vehicle to increase management’s equity ownership in the Company. The 2003 Plan, which is a broad-based plan, provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company’s common stock. Restricted awards are made at prices determined by the Compensation Committee of the Board of Directors and are compensatory in nature. The value of compensation expense related to awards of restricted shares is being amortized on a straight-line basis over the vesting term (five years). During the nine-month period ended September 30, 2005, awards of 107,500 shares of restricted stock were made to employees at a weighted average value at the grant date of $4.52. Since May 2003, restricted stock awards made to employees under the 2003 Plan total 247,500 shares at a weighted average value at the grant date of $4.66. Compensation expense related to the awards of restricted shares to employees during the three- and nine-month periods ended September 30, 2005 amounted to $0.05 million and $0.1 million, respectively. Compensation expense related to the awards of restricted shares to employees during the three- and nine-month periods ended September 30, 2004 amounted to $0.03 million and $0.1 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Data)
Net income (loss) as reported	$739	$(1,017)	$1,319	$(995)
Add: Stock-based compensation expense included in reported net income, net of tax	30	20	76	60
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(110)	(149)	(456)	(750)
Pro forma income (loss)	$659	$(1,146)	$939	$(1,685)
Basic earnings (loss) per share:
As reported	$0.07	$(0.09)	$0.13	$(0.09)
Pro forma	$0.06	$(0.10)	$0.09	$(0.15)
Diluted earnings (loss) per share:
As reported	$0.07	$(0.09)	$0.12	$(0.09)
Pro forma	$0.06	$(0.10)	$0.09	$(0.15)

Assumptions included in Black-Scholes Option-Pricing Model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average risk-free interest rate	4.18%	3.38%	4.18%	3.38%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	4 years	4 years	4 years	4 years
Expected volatility	63%	65%	63%	65%

6.   MARKETABLE SECURITIES:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. As of September 30, 2005, we had $22.1 million in commercial paper. As of December 31, 2004, we had $26.3

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. MARKETABLE SECURITIES: (Continued)

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

Our net goodwill as of September 30, 2005 and December 31, 2004 was $15.6 million and $14.6 million, respectively. The increase in goodwill from December 31, 2004 was directly related to the successful completion of Ranzal’s first earnout period, which ended on February 28, 2005. In fiscal 2005, the Company recorded and paid additional purchase price consideration of $1.0 million directly related to the earnout consideration payable to Ranzal’s former stockholders. Ranzal is also eligible for a second earnout payment, if certain profitability thresholds are met, during the period commencing on March 1, 2005 and ending on February 28, 2006. The Company currently estimates that amounts potentially payable to Ranzal stockholders for the second earnout will be $3.0 million.  Other net intangibles amounted to $1.6 million and $2.0 million as of September 30, 2005 and December 31, 2004, respectively.

Goodwill and intangible assets consisted of the following as of:

	September 30, 2005			December 31, 2004
	Goodwill	Other Intangibles	Total	Goodwill	Other Intangibles	Total
	(In Thousands)
Cost basis	$24,715	$3,760	$28,475	$23,752	$3,760	$27,512
Less: Accumulated amortization	9,120	2,171	11,291	9,120	1,764	10,884
Net reported value	$15,595	$1,589	$17,184	14,632	1,996	$16,628

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS: (Continued)

Total amortization expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2005, respectively. Total amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2005 through 2010.

8.   EARNINGS PER SHARE:

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Data)
Basic earnings (loss) per share:
Net income (loss) applicable to common shares	$739	$(1,017)	$1,319	$(995)
Weighted average common shares outstanding	10,401	11,296	10,354	11,374
Basic income (loss) per share of common stock	$0.07	$(0.09)	$0.13	$(0.09)
Diluted earnings (loss) per share:
Net income (loss) applicable to common shares	$739	$(1,017)	$1,319	$(995)
Weighted average common shares outstanding	10,401	11,296	10,354	11,374
Dilutive effect of stock options	543	—	431	—
Weighted average common shares, assuming dilutive effect of stock options	10,944	11,296	10,785	11,374
Diluted earnings (loss) per share of common stock	$0.07	$(0.09)	$0.12	$(0.09)

Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.7 million and 2.8 million for the three- and nine-month periods ended September 30, 2005, respectively. The diluted computation would have increased by approximately 2.8 million and 2.7 million for the three- and nine-month periods ended September 30, 2004, respectively. Options to purchase approximately 0.5 million and 0.7 million shares of common stock that were outstanding during the three- and nine-month periods ended September 30, 2004 were not included in the computation of diluted net loss per share due to the reported loss for these periods. As of September 30, 2005 and 2004, there were approximately 4.6 million and 4.5 million options outstanding, respectively.

9.   RELATED PARTIES:

Synapse.   The Synapse Group, Inc. (“Synapse”) is considered a related party as its President and Chief Executive Officer is also a member of our Board of Directors. Synapse has been an Edgewater Technology customer since 1996. Revenue from Synapse amounted to $2.0 million and $6.4 million in the three- and nine-month periods ended September 30, 2005, respectively. Revenue from Synapse amounted to $2.4 million and $7.4 million in the three- and nine-month periods ended September 30, 2004, respectively. Accounts receivable balances from Synapse were $1.3 million and $0.7 million as of

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RELATED PARTIES: (Continued)

September 30, 2005 and December 31, 2004, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

Deferred Board Fees.   As of September 30, 2005 and December 31, 2004, the Company has recorded a liability in the amount of $0.2 million related to deferred board fees earned and payable to one of our Company’s Directors. Payment of these fees is being deferred until a future date in accordance with the Company’s Deferred Compensation Plan. The deferred fees are recorded under the caption “accounts payable and accrued liabilities” in the Company’s unaudited condensed consolidated balance sheets.

Lease Agreement.   In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.08 and $0.2 million for the three- and nine- month periods ended September 30, 2005, respectively. Rental payments totaled approximately $0.06 million and $0.2 million for the three- and nine-month periods ended September 30, 2004, respectively.   During 2001, the Company’s corporate headquarters moved to Wakefield, Massachusetts, and the Company subleased the Fayetteville facility to a third party in 2002. Sublease payments received by the Company totaled approximately $0.05 million and $0.1 million during the three- and nine-month periods ended September 30, 2005, respectively. Sublease payments received by the Company totaled approximately $0.05 million and $0.1 million during the three- and nine-month periods ended September 30, 2004, respectively.

10. COMMITMENTS AND CONTINGENCIES:

We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

The Company has received, and may continue to receive, various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001. During the third quarter of Fiscal 2005, the Company was able to successfully resolve several outstanding assessments. On a net basis, the Company reversed approximately $0.3 million from its discontinued operations accrual directly related to the successful resolution of certain tax assessments. As of September 30, 2005, the Company has one remaining outstanding assessment in an amount that is less than $0.02 million. It is possible that the Company could receive additional assessments in the future.

EDGEWATER TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES: (Continued)

In addition to the initial cash consideration paid to the stockholders of Ranzal, the stockholders were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the nine-month period ended September 30, 2005. The Ranzal stockholders are also eligible for a second earnout payment, if certain profitability thresholds are met, during the period commencing on March 1, 2005 and ending on February 28, 2006. The Company currently estimates that the amount potentially payable to the Ranzal stockholders for the second earnout will be $3.0 million.

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

The Company will adopt SFAS No. 123R on January 1, 2006, using the statement’s modified-prospective transition method. Adoption of SFAS 123R will not affect the Company’s cash flows or financial position, but it will reduce periodically reported income and earnings per share as the Company currently uses the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). As permitted under APB No. 25, no compensation expense is currently recognized for share purchase rights granted under the Company’s stock option plans or employee stock purchase plan.

Upon adoption, the Company will begin recording compensation expense for employee stock options and employee share purchase rights. We currently estimate our fiscal 2006 pre-tax stock-based compensation expense to be in the range of $0.8 million to $1.0 million, reducing diluted earnings per share by $0.07 to $0.09.

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

•       accessing and leveraging our blend of industry and technology expertise; and

•       evaluating and leveraging infrastructure services.

Our primary target is the middle market whose needs span the full spectrum of our offerings. We also provide specialized premium IT services to divisions of Global 2000 companies.  We go to market by vertical industry and currently serve clients in the following industries: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare; Higher Education; Insurance; Life Sciences; Retail; Travel/Entertainment and various Emerging Markets.

During the three- and nine-month periods ended September 30, 2005, we generated revenue, including reseller software sales and reimbursement of out-of-pocket expenses, of approximately $11.5 million and $31.0 million, respectively, from a total of 112 and 145 clients, respectively. Headquartered in Wakefield, Massachusetts, our Company employed approximately 218 consulting professionals as of September 30, 2005.

Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity occurring in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. To counterbalance any such decline, we have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue as appropriate.

Our consulting professionals represent the largest portion of our operating expenses. Project personnel expenses consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expenses is comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space), and other administrative support for project personnel.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, in the event we experience a rapid decline in the demand for our professional services, we could  experience lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could result in underutilized employees. While professional staff levels may be adjusted to reflect active engagements, we may also need to maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2005, Compared to Results for the Three and Nine Months Ended September 30, 2004,” included elsewhere in this Quarterly Report on Form 10-Q.

Acquisition of Ranzal and Associates, Inc.

On October 4, 2004, the Company acquired substantially all of the assets, operations and business of Ranzal and Associates, Inc. (“Ranzal”), a consulting firm specializing in the development of Business Intelligence and Corporate Performance Management solutions (the “Ranzal Acquisition”). The results of Ranzal’s operations have been included in the Company’s accompanying unaudited condensed consolidated statements of operations since the October 4, 2004 acquisition date. The Ranzal Acquisition was made to strengthen Edgewater Technology’s capabilities in the premium IT services space, solidify the Company’s east coast presence, and expand vertical expertise and service offerings, in particular in the area of Corporate Performance Management. The initial purchase price was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million.

In addition to the initial cash consideration paid to the stockholders of Ranzal, the stockholders were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the nine-month period ended September 30, 2005. The Ranzal stockholders are also eligible for a second earnout payment, if certain profitability thresholds are met, during the period commencing on March 1, 2005 and ending on February 28, 2006. The Company currently estimates that the amount potentially payable to the Ranzal stockholders for the second earnout will be $3.0 million.

Consequently, the financial results of the Company for the three- and nine-month periods ended September 30, 2005 reflect the effects of the Ranzal Acquisition, but the corresponding periods in fiscal 2004 reflect no such effect.

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

Results for the Three and Nine Months Ended September 30, 2005, Compared to Results for the Three and Nine Months Ended September 30, 2004

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Service revenue	91.6%	98.1%	91.1%	98.7%
Software revenue	3.8%	—%	4.7%	—%
Reimbursable expenses	4.6%	1.9%	4.2%	1.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	49.4%	67.6%	48.4%	61.6%
Software costs	3.8%	—%	4.6%	—%
Reimbursable expenses	4.6%	1.9%	4.2%	1.3%
Total cost of revenue	57.8%	69.5%	57.2%	62.9%
Gross Profit	42.2%	30.5%	42.8%	37.1%
Operating expenses:
Selling, general and administrative	35.9%	50.6%	37.1%	41.5%
Depreciation and amortization	2.5%	4.2%	2.7%	3.4%
Total operating expenses	38.4%	54.8%	39.8%	44.9%
Operating income (loss)	3.8%	(24.3)%	3.0%	(7.8)%
Interest income, net	2.2%	3.2%	2.4%	2.1%
Income (loss) before income taxes and discontinued operations	6.0%	(21.1)%	5.4%	(5.7)%
Provision for income taxes	2.4%	(0.3)%	2.1%	0.0%
Income (loss) from continuing operations before discontinued operations	3.6%	(20.8)%	3.3%	(5.7)%
Discontinued operations:
Income from operations of discontinued divisions	2.8%	—%	1.0%	—%
Net income (loss)	6.4%	(20.8)%	4.3%	(5.7)%

Revenue.   Total revenue increased by $6.6 million, or 135.0%, to $11.5 million for the three-month period ended September 30, 2005, compared to total revenue of $4.9 million for the three-month period ended September 30, 2004. Total revenue increased by $13.5 million, or 77.7%, to $31.0 million for the nine-month period ended September 30, 2005, as compared to total revenue of $17.5 million in the nine-month period ended September 30, 2004.

Of the $6.6 million increase in total quarterly revenue, service revenue, excluding software and reimbursable expense revenue, increased by $5.7 million, or 119.3%, to $10.5 million, as compared to service revenue of $4.8 million in the same period in fiscal 2004. The $5.7 million increase in service revenue during the current quarter was attributable to growth experienced in our core business of $2.6 million, a 54.1% increase in core business over the same quarter in the prior year, and the Ranzal Acquisition, which contributed $3.1 million in service revenue during the third quarter of 2005. The Ranzal Acquisition was completed in the fourth quarter of 2004 and therefore, did not impact third quarter 2004 results. The growth in our core business service revenue was primarily related to increased customer acceptance of our business strategy to deliver premium IT services. Current quarter growth was also impacted by improved market demand for premium IT services, as new and existing clients continued to demand on-shore technical management consulting expertise to help their businesses evolve and grow. In addition to increased service revenue, the Company also experienced growth in new customer accounts.

Since January 1, 2005, we have added 53 new customers, including 27 during the third quarter of 2005. During 2004, we added 13 new customers during the same nine-month period, of which 5 were added during the same quarter.

Of the $13.5 million increase in total fiscal 2005 year-to-date revenue, service revenue, excluding software and reimbursable expense revenue, increased by $11.0 million, or 64.0%, to $28.2 million in the nine months ended September 30, 2005, as compared to service revenue of $17.2 million in the same period in fiscal 2004. The $11.0 million increase in service revenue was primarily the result of the Ranzal Acquisition, which increased service revenue by approximately $8.2 million.   The Company’s core business also reported growth of $2.8 million, or 16.2%, during the nine-month period ended September 30, 2005, as compared to the same period of the prior fiscal year. The increase in service revenue related to our core business is attributable to the factors described above. Service revenue from Synapse, our largest customer, amounted to $6.4 million during the nine-month period ended September 30, 2005, as compared service revenue of $7.4 million in the same period of the prior fiscal year. We expect to report quarterly revenue from Synapse for the fourth quarter of 2005 that is comparable to the third quarter 2005 revenue. The Synapse contract is scheduled to expire on December 31, 2005, although we have been in negotiations for a contract extension for 2006.

Software revenue, which is directly attributable to Ranzal, increased to $0.4 million and $1.5 million for the three- and nine-month periods ended September 30, 2005, respectively, as there were no revenues attributable to software during the comparative three- and nine-month periods of fiscal 2004. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Software sales have been affected in 2005 in connection with customer demand for such software in relation to Ranzal-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $0.4 million for the three months ended September 30, 2005, to approximately $0.5 million, as compared to $0.1 million for the three months ended September 30, 2004. Similarly, reimbursed expense revenue increased by $1.1 million for the nine months ended September 30, 2005, to $1.3 million, as compared to $0.2 million for the nine months ended September 30, 2004. The aggregate amount of reimbursed expenses will fluctuate from quarter to quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization and to exclude the effects of both software and billable expense revenue, increased 24.6%, to $263 thousand, during the quarterly period ended September 30, 2005, as compared to $211 thousand during the same period in fiscal 2004. Annualized revenue per billable consultant increased 19.7% to $261 thousand during the nine-month period ended September 30, 2005, as compared to $218 thousand during the same period of fiscal 2004. This improvement is due to incremental increases in consultant billing rates, largely associated with our Ranzal business, and an overall improvement in consultant utilization rates in our core business. During the three- and nine-month periods of fiscal 2005, the Company increased the number of customers it served to 112 and 145, respectively, as compared to 37 and 47 customers during the comparative three- and nine-month periods ended September 30, 2004, respectively. Service revenue from our five largest customers during the three- and nine-month periods ended September 30, 2005, including Synapse, a related party and our largest customer, decreased as a percentage of total service revenue to 45.2% and 46.3%, respectively, as compared to 80.0% and 77.1% in the comparative fiscal 2004 three- and nine-month periods, respectively. The decreases in the reported periods are due to the Company’s revenue diversification efforts and the acquisition of Ranzal.

Cost of Revenue.   Cost of revenue increased by $3.2 million, or 95.4%, to $6.6 million for the three-month period ended September 30, 2005, as compared to $3.4 million in the comparative three-month period of fiscal 2004. Similarly, cost of revenue increased by $6.8 million, or 61.8%, to $17.8 million, during the nine-month period ended September 30, 2005, as compared to $11.0 million during the comparative nine-month fiscal 2004 period.

The primary reason for the increase in reported cost of revenue for both the three- and nine-month periods relates to the effects of the Ranzal Acquisition and increased project personnel costs, as we hired additional billable consultants, separate and apart from the Ranzal Acquisition, to support our growth in projects and  related revenue growth. Project personnel costs are principally salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, project personnel costs increased by $2.4 million, or 71.8%, to $5.7 million in the three-month period ended September 30, 2005 and by $4.3 million, or 39.8%, to $15.0 million, in the nine-month period ended September 30, 2005, as compared to the same periods of the prior fiscal year. As of September 30, 2005, the Company employed 218 billable consultants, as compared to 134 billable consultants as of September 30, 2004.

As a percentage of service revenue, project personnel costs decreased from 68.9% during the three-month period ended September 30, 2004, to 54.0% during three-month period ended September 30, 2005, and decreased from 62.4% during the nine months ended September 30, 2004, to 53.2% during the nine-month period ended September 30, 2005. The respective decrease in project personnel costs, as a percentage of service revenue, primarily reflects an increase in the Company’s billable consultant utilization rates associated with higher utilization rates for our Ranzal business and increased utilization related to increased customer demand for our core non-Ranzal services. Our utilization increased to 80.3% and 81.9% in the three- and nine-month periods ended September 30, 2005, as compared to utilization rates of 66.0% and 71.0% in comparative three- and nine-month periods of fiscal 2004, respectively.

Software costs increased by $0.4 million and $1.4 million during the three- and nine-month periods ended September 30, 2005. The Company did not report any software costs during the three- and nine-month periods ended September 30, 2004. Software costs are expected to fluctuate between quarters depending on our customers demand for software. Reimbursable expenses, which increased in the three- and nine-month periods ended September 30, 2005 by $0.4 million and $1.1 million, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported fiscal periods.

Gross Profit.   Gross profit increased by $3.4 million, or 225.1%, to $4.9 million in the three-month period ended September 30, 2005, as compared to $1.5 million in the three-month period ended September 30, 2004. Gross profit, as a percentage of total revenue, increased to 42.2% in third quarter of fiscal 2005, as compared to 30.5% in comparative fiscal 2004 quarter. Gross profit related to service revenue only increased from 31.1% during the three-month period ended September 30, 2004 to 46.0% for the three-month period ended September 30, 2005. The improvement in gross profit during this three-month period of fiscal 2005 is directly related to growth within the core Edgewater business, combined with the incremental gross profit provided by Ranzal in 2005. Edgewater’s core business represented $1.7 million, or 50.0%, of the third quarter 2005 increase in gross profit. Positive factors influencing this growth include increases in customer base, increases in billable headcount and improved utilization rates, which are discussed above. Ranzal contributed $1.7 million in gross profit during the quarter ended September 30, 2005, as well.

Gross profit increased by $6.8 million, or 104.6%, to $13.3 million, during the nine-month period ended September 30, 2005, as compared to $6.5 million in the comparative nine-month period of fiscal 2004. As a percentage of total revenue, gross profit increased to 42.8% in the nine-month period of fiscal

2005, as compared to 37.1% in the comparative fiscal 2004 nine-month period. Gross profit related to service revenue increased from 37.6% during the nine-month period ended September 30, 2004 to 46.8% for the nine-month period ended September 30, 2005. For the reasons highlighted above, the year-to-date improvement in total gross profit is also directly attributable to the combined effect of growth within Edgewater’s core business, particularly in the third quarter of 2005, and the incremental gross profit associated with the Ranzal Acquisition. Of the $6.8 million increase in total gross profit, Edgewater’s core business contributed $2.1 million to the year-to-date increase, while Ranzal contributed gross profit of $4.7 million.

Selling, General and Administrative Expenses (“SG&A”).   SG&A expenses totaled $4.1 million, or 35.9% of total revenue for the three months ended September 30, 2005. SG&A expenses for the three-month period ended September 30, 2004 totaled $2.5 million and represented 50.6% of revenue. The increase of $1.6 million in SG&A expenses in the current quarter is primarily due to hiring additional sales personnel, recruiting expenses to attract and hire billable and non-billable employees, marketing expenses to support continued revenue growth and associated performance-based bonus accruals.

In total, sales-related salaries expense, inclusive of commission expense, increased by $0.6 million during the three-month period ended September 30, 2005, as the Company increased sales headcount from 13 employees during the period ended September 30, 2004, to 19 employees during the current quarter. The increase in sales-related headcount was primarily related to Ranzal, which accounts for $0.4 million of the increase in sales-related salaries and wages. During the third quarter of fiscal 2005, the Company reported increased recruiting expense of $0.3 million, as compared to the same period of fiscal 2004. The increase in recruiting expense is directly related to the overall increase in the Company’s headcount from 205 to 264 in fiscal 2005. In connection with the increase in sales headcount and a concerted effort to penetrate key strategic markets, the Company reported an increase of $0.1 million in marketing and selling expenses in the three-month period ended September 30, 2005, as compared to the same quarter of the prior year. Additionally, during the third quarter of fiscal 2005, the Company recorded $0.3 million in connection with its performance-based bonus plan, while no such bonus amounts were accrued in the third quarter of fiscal 2004, since such 2004 results had not satisfied bonus plan objectives. Finally, SG&A expenses for the three months ended September 30, 2005 increased by $0.3 million related to other miscellaneous expense items, which are not included above.

SG&A expenses for the nine-month period ended September 30, 2005 totaled $11.5 million, or 37.1% of total revenue. SG&A expenses for the nine-month period ended September 30, 2004 totaled $7.3 million and represented 41.5% of total revenue. The increase of $4.2 million in SG&A expenses in the nine-month period of fiscal 2005 is due to cumulative increases in sales-related salaries, recruiting expenses, marketing expenses and performance-based bonus accruals.

Sales-related salaries expense, inclusive of commission expense, increased by $1.6 million during the nine-month period ended September 30, 2005, as the Company increased its average sales-related headcount from 13 employees during the nine-month period ended September 30, 2004, to 21 employees during the comparative 2005 nine month period. The increase in sales-related headcount was primarily related to Ranzal, which accounts for $0.9 million of the increase in sales-related salaries and wages. During the nine-month period of fiscal 2005, the Company reported increased recruiting expense of $0.5 million, as compared to the same period of fiscal 2004. The increase in recruiting expense is directly related to the overall increase in the Company’s headcount from 205 to 264 in fiscal 2005. In connection with the increase in sales-related headcount and a concerted effort to penetrate key strategic markets, the Company reported an increase of $0.3 million in marketing and selling expenses in the 2005 nine-month period over the same nine-month period of 2004. Additionally, during the fiscal 2005 nine-month period, the Company recorded $1.0 million in connection with its performance-based bonus plan, while only $0.1 million in related performance-based bonus accruals were recorded in fiscal 2004 nine-month period.

Finally, SG&A expenses for the nine months ended September 30, 2005 increased by $0.8 million related to other miscellaneous expense items, which are not included above.

Depreciation and Amortization Expense.   Depreciation and amortization expense was $0.3 million and $0.2 million in the three-month periods ended September 30, 2005 and 2004, respectively. Depreciation and amortization expense increased by $0.2 million to $0.8 million during the nine-month period ended September 30, 2005, as compared to $0.6 million in the nine-month period ended September 30, 2004. The increase in depreciation and amortization expense in both the three-month and nine-month periods ended September 30, 2005 is primarily related to additional amortization expense in fiscal 2005 related to the identified Ranzal intangible assets. Amortization of the Ranzal intangible assets amounted to $0.1 million and $0.3 million in the three- and nine-month periods of fiscal 2005, respectively. There was no amortization of Ranzal-related intangible assets during the first nine months of fiscal 2004.

Operating Income (Loss).   The Company’s operating income increased to $0.4 million and $0.9 million during the three- and nine-month periods ended September 30, 2005. Operating income increased by $1.6 million and $2.3 million over the comparative fiscal 2004 three- and nine-month periods, respectively. The increases in operating income is attributable to comparatively higher utilization rates, directly tied to the $5.7 million and $11.0 million increases in three- and nine-month fiscal 2005 service revenue, respectively. The increase in service revenue was partially offset by the increases in three- and nine-month SG&A expenses described above.

Interest Income, Net.   We earned net interest income of $0.3 million during the three-month period ended September 30, 2005, as compared to net interest income of $0.2 million in the comparative three-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, the Company reported interest income of $0.7 million, as compared to interest income of $0.4 million during the nine-months ended September 30, 2004.  The increase in the three- and nine-month interest income primarily reflects a shift of our available cash and cash equivalent balances into marketable securities with longer maturities, which have increased higher yields on our invested balances when compared to the yields achieved in the prior periods.

Provision (Benefit) for Income Taxes.   The Company recorded income tax provisions of $0.3 million in the three-month period ended September 30, 2005, as compared to a tax benefit of ($0.01) million during the three months ended September 30, 2004. During the nine-month period ended September 30, 2005, the Company recorded an income tax provision of $0.7 million, as compared to reporting no provision for income taxes in the comparative fiscal 2004 nine-month period. These provisions represented tax expense based on an estimated effective income tax rate of 40.0% of operating income, which was inclusive of both state and federal income tax rates. No income tax provision was reported during the nine-month period ended September 30, 2004 due to the Company’s reported net loss for the period.

Income (Loss) From Continuing Operations.   We reported income from continuing operations of $0.4 million and a net loss from continuing operations of ($1.0) million during the three-month periods ended September 30, 2005 and 2004, respectively. During the nine-month period ended September 30, 2005, the Company reported net income of $1.0 million, which represented an increase of $2.0 million over the reported net loss of ($1.0) million during the comparative fiscal 2004 period. The increase in net income in the presented three- and nine-month fiscal periods ended September 30, 2005 is a cumulative result of increased service revenue, gross margin and other items as discussed above.

Discontinued Operations.   We have received and may continue to receive various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing business, which were sold in 2000 and 2001. During 2005 and 2004, our Company has been able to successfully resolve several outstanding assessments. During the three-month period ended September 30, 2005, the Company reversed, on a net basis, approximately $0.3 million from its discontinued operations accrual. The reversal was primarily attributable to the successful resolution of certain tax assessments in the amount of $0.3 million, offset by other minor adjustments to remaining discontinued operations accrual items.

Net Income (Loss).   We reported net income of $0.7 million and a net loss of ($1.0) million during the three-month periods ended September 30, 2005 and 2004, respectively. During the nine-month periods ended September 30, 2005 and 2004, we reported net income of $1.3 million and a net loss of ($1.0) million, respectively. The increase in net income in the presented three- and nine-month fiscal periods ended September 30, 2005 is a cumulative result of increased revenue, gross margin and other items as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$822	$486	$2,067	$(1,539)
Investing activities	3,565	(8,483)	4,930	(12,474)
Financing activities	225	(1,226)	(1,220)	(866)
Discontinued operating activities	(52)	(185)	(147)	(373)
Total cash provided (used) during the period	$4,560	$(9,408)	$5,630	$(15,252)

As of September 30, 2005, we had cash, cash equivalents and marketable securities of $33.3 million, a $0.6 million, or 1.8%, decrease from the December 31, 2004 balance of $33.9 million. Working capital, which is defined as current assets less current liabilities, decreased $0.2 million, to $36.8 million, as of September 30, 2005, as compared to $37.0 million as of December 31, 2004. The $0.6 million decrease in cash, cash equivalents and marketable securities is primarily related to cash outflows related to the Company’s current year stock repurchases of $1.6 million and Ranzal’s first contingent earnout payment of $1.0 million. These outflows were partially offset by an inflow of $1.4 million from the IRS related to the Company’s 1997 refund claim and $.9 million in year-to-date income from continuing operations.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from our largest customer, Synapse, which is also a related party. Payments received by the Company for services rendered to Synapse totaled approximately $2.1 million and $5.7 million in the three- and nine-month periods ended September 30, 2005, respectively. Payments received by the Company for services rendered to Synapse totaled approximately $2.4 million and $7.6 million in the three- and nine-month periods ended September 30, 2004, respectively. All receivable amounts were collected within our normal business terms. We are working on a Synapse contract extension for 2006, but we have no assurance that Synapse will continue to require our services beyond our scheduled contract termination date of December 31, 2005. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse related resources on to other consulting projects.

Net cash provided by operating activities was $0.8 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively. The cash provided during the three months ended September 30, 2005 was largely attributable to inflows of cash from reported income from continuing operations of $0.4 million and $0.3 million in accrued payroll and related liabilities, which is primarily related to the Company’s third quarter accrual of performance-based bonuses. Additional positive cash flow items in the three-month period ended September 30, 2005 related to the Company’s utilization of its deferred tax asset of $0.2 million and depreciation and amortization expense of $0.3 million. The above third quarter cash inflows were offset by increases in accounts receivable balances of $0.1 million, decreases in accounts payable of $0.2 million and $0.2 million related to the recognition of previously deferred revenue and volume purchase discounts.  In the three-month period ended September 30, 2004, primary inflows of cash related to collections of the Company’s accounts receivable balances totaling $1.0 million, decreases in prepaid and other current assets of $0.3 million and depreciation and amortization of $0.3 million. These inflows of cash were offset by the reported loss from continuing operations of $1.0 million. In both of the three-month periods presented, each of these significant cash flow transactions were offset by other changes in net income, assets and liabilities resulting in the presented net cash flow impact from operations.

Net cash provided by (used in) operating activities was $2.1 million and ($1.5) million for the nine months ended September 30, 2005 and 2004, respectively. The cash provided during the nine months ended September 30, 2005 was attributable to the Company’s receipt of $1.4 million on its 1997 tax carryback claim from the IRS, $1.1 million in accrued payroll and related liabilities, which is primarily related to the Company’s current year accrual of bonus amounts under its 2005 performance-based bonus plan, $1.0 million in current year-to-date net income from continuing operations, $0.6 million related to the Company’s utilization of its deferred tax asset and $0.8 million in depreciation and amortization. These inflows of cash were primarily offset by the Company’s use of $2.6 million related to its buildup of accounts receivable balances. Cash used in operating activities during the nine months ended September 30, 2004 was primarily attributable to payments of $1.4 million in accrued payroll and related liabilities which were specifically related to payouts of $1.3 million in bonus amounts payable under the Company’s 2003 performance-based bonus plan. Additional uses of cash related to the reported net loss from continuing operations of $1.0 million. These uses of cash during were offset by $0.6 million in depreciation and amortization and $0.2 million in collections on accounts receivable balances. In both of the nine-month periods presented, each of these significant cash flow transactions were offset by other changes in net income, assets and liabilities resulting in the presented net cash flow impact from operations.

Net cash provided by (used in) investing activities was $3.6 million and ($8.5) million for the three months ended September 30, 2005 and 2004, respectively. Cash provided by investing activities for the three months ended September 30, 2005 was primarily attributable to net redemptions of marketable securities of $3.7 million. Cash used in investing activities for the three months ended September 30, 2004 was primarily attributable to net purchases of marketable securities totaling $8.4 million.

Net cash provided by (used in) investing activities was $4.9 million and ($12.5) million for the nine months ended September 30, 2005 and 2004, respectively. Cash provided by investing activities for the nine months ended September 30, 2005 was attributable to net redemptions of marketable securities totaling $6.2 million, which were offset by the Company’s payment of $1.0 million in earnout consideration to the former stockholders of Ranzal. Cash used in investing activities for the nine months ended September 30, 2004 was primarily attributable to net purchases of marketable securities totaling $12.2 million.

As of September 30, 2005, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

Net cash provided by (used in) financing activities was $0.2 million and ($1.2) million for the three months ended September 30, 2005 and 2004, respectively. Net cash provided by financing activities for the three months ended September 30, 2005 was solely attributable to the cash received from stock option exercises, from the Company’s employee stock purchase program and the issuance of restricted stock awards. Net cash used in financing activities for the three months ended September 30, 2004 was primarily related to the Company’s repurchases of common stock under its stock repurchase program totaling $1.3 million, which were offset by proceeds from stock option exercises and the Company’s employee stock purchase program.

Net cash used in financing activities was $1.2 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in financing activities for the nine months ended September 30, 2005 was due to repurchases of the Company’s common stock totaling $1.6 million, which was offset by $0.4 million received from stock option exercises, the Company’s employee stock purchase program and the issuance of restricted stock awards. Net cash used in financing activities for the nine months ended September 30, 2004 was due to repurchases of the Company’s common stock totaling $1.4 million, which was offset by $0.5 million received from stock option exercises, the Company’s employee stock purchase program and the issuance of restricted stock awards.

Net cash used in discontinued operations was $0.05 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively. Similarly, net cash used in discontinued operations for the nine months ended September 30, 2005 and 2004 was $0.1 million and $0.4 million, respectively. Net cash used in each of the presented three- and nine-month periods related to payments on previously accrued tax matters and associated professional services.

Our combined cash and cash equivalents increased (decreased) by $4.6 million and ($9.4) million in the three-month periods ended September 30, 2005 and 2004, respectively. During the nine-month periods ended September 30, 2005 and 2004, our combined cash and cash equivalents increased (decreased) by $5.6 million ($15.3) million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $33.3 million and $41.2 million as of September 30, 2005 and 2004, respectively.

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

In addition to the initial cash consideration paid to the stockholders of Ranzal, the stockholders were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the nine-month period ended September 30, 2005. The Ranzal stockholders are also eligible for a second earnout payment, if certain profitability thresholds are met, during the period commencing on March 1, 2005 and ending on February 28, 2006. The Company currently estimates that the amount potentially payable to the Ranzal stockholders for the second earnout will be $3.0 million.

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. During the three and nine months ended September 30, 2005, our five largest customers accounted for 45.0% and 46.4%, of our service revenue, respectively. For the three and nine months ended September 30, 2004, our five largest customers accounted for 80.4% and 77.1% of our service revenue, respectively. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive service revenue from a major customer that constitutes a large portion of a particular quarter’s total service revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

Our lack of long-term customer contracts reduces the predictability of our revenue because these contracts may be canceled on short notice and without penalty. Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is complete. If a significant customer, or a number of customers, terminate, significantly reduce, or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, future revenue should not be predicted or anticipated based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify, or cancel a project, including but not limited to Synapse, we would be required to shift our consultants to other projects to minimize the impact on our operating results. We cannot provide assurance that we will be successful in efficiently and effectively shifting our consultants to new projects in the event of project terminations, which could result in reduced service revenue and lower gross margins. If we experience unexpected changes or variability in our revenue, we could experience variations in our quarterly operating results and our actual results may differ materially from the amounts planned and our operating profitability may be reduced or eliminated.

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

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. During the three- and nine-month periods ended September 30, 2005, fixed-price contracts represented approximately 11.0% and 10.8% of our service revenue, respectively. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

Competition in the IT and management consulting services market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective customers’ internal IT departments or international outsourcing firms. The market for IT and management consulting providers is highly competitive. In many cases, we compete for premium IT services work with in-house technical staff, software product companies with extended service organizations and other international IT and management consulting firms, including offshore outsourcing firms. In addition, there are many small, boutique technology management consulting firms who have developed services similar to those offered by us. We believe that competition will continue to be strong and may increase in the future, especially if our competitors continue to reduce their price for IT and management consulting services. Such pricing pressure could have a material impact on our revenue and margins and limit our ability to provide competitive services.

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

See “Item 1—Business—Competition” in our Annual Report on Form 10-K, as filed with the SEC on March 29, 2005, for a representative list of competitors in the IT and management consulting services space.

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

Because we rely on highly-trained and experienced personnel to design and build complex systems for our customers, an inability to retain existing employees and attract new qualified employees would impair our ability to provide our services to existing and new customers. Our future success depends in large part on our ability to attract new qualified employees and retain existing highly-trained and experienced technical consultants, project management consultants, business analysts and sales and marketing professionals of various experience levels. If we fail to attract new employees or retain our existing employees, we may be unable to complete existing projects or bid for new projects of similar size, which could adversely affect our revenue. While attracting and retaining experienced employees is critical to our business and growth strategy, maintaining our current employee base may also be particularly difficult. Even if we are able to grow and expand our employee base, the additional resources required to attract new employees and retain existing employees may adversely affect our operating margins.

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

Fluctuations in our quarterly revenue and operating results may lead to reduced prices for our stock. Our quarterly revenue and operating results can sometimes be volatile. We believe comparisons of prior period operating results cannot be relied upon as indicators of future performance. If our revenue or our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

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

Related to the Company’s former staffing businesses, which were sold in 2000 & 2001, we have received and may continue to receive Internal Revenue Service (the “IRS”) related tax assessments, which may require the payment of certain taxes, interest and penalties and if such payments were material, they could adversely affect our financial condition and/or results of operations. The Company has received various tax notices and assessments from the IRS. Since Fiscal 2003, certain notices related to civil penalties have been assessed against our Company. During both 2005 and 2004, our Company was able to successfully resolve certain of these outstanding assessments. As of September 30, 2005, the Company has one remaining outstanding assessment in an amount that is less than $0.02 million. It is possible that the Company could receive additional assessments in the future. Accordingly, if we are required to pay one or more of these assessments it could have a material adverse effect on our financial condition and/or results of operations and cash flows.

We may be required to record additional goodwill impairment charges in future quarters. As of September 30, 2005, we had recorded goodwill and related intangible assets with a net book value of $17.2 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2004 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8—Financial Statements and Supplementary Data—Notes 2 and 8” in our Annual Report on Form 10-K

as filed with the SEC on March 29, 2005. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $21.7 million, net of an applicable valuation allowance, as of September 30, 2005. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

Material changes to our strategic relationship with Hyperion. The Ranzal business, which we acquired in October of 2004, derives a substantial portion of its revenue from a channel relationship with Hyperion Solutions Corporation. This relationship involves Hyperion assisted lead generation support with respect to the BI services provided by Ranzal. This relationship is governed by a Consulting Reseller Partner Agreement, which is subject to annual renewal. This contract and relationship is expected to have a significant impact on our consolidated results for 2005. A failure to renew this relationship, or a material modification or change in Hyperion’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our reliance upon Synapse. The Synapse Group, Inc. (“Synapse”) is considered both a significant customer and a related party. Revenue from Synapse amounted to $2.0 million, or 18.8% of service revenue, and $6.4 million, or 22.5% of service revenue, for the three and nine months ended September 30, 2005, respectively. Revenue from Synapse amounted to $2.4 million, or 49.3% of service revenue, and $7.4 million, or 42.8% of service revenue, for the three and nine months ended September 30, 2004, respectively. On a quarter-over-quarter basis, fiscal 2005 service revenue from Synapse decreased by approximately $0.4 million. On a period-over-period basis, fiscal 2005 service revenue from Synapse decreased by approximately $1.0 million. The Company provides services to Synapse related to infrastructure support, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In January of 2005, our Company entered into a one-year services contract with Synapse. It is anticipated that Synapse will purchase at least $8.5 million in professional services during fiscal 2005. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenue related to Synapse services will be comparable to those generated in the past.

Other Tax Matters

As a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million. This amount was recorded as a benefit in the fourth quarter of 2003 and is shown as a current asset at December 31, 2004. The entire $1.4 million refund amount, plus related accrued interest on the outstanding balance, was collected by the Company in the nine-month period ended September 30, 2005.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space and certain equipment under noncancelable operating lease arrangements through 2013. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.5 million and $0.9 million for the three and nine months ended September 30, 2005, respectively. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2004, respectively.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenue, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business—Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2004 Annual Report on Form 10-K as filed with the SEC on March 29, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and nine-month periods ended September 30, 2005 and 2004. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and nine-month periods ended September 30, 2005 and 2004.

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

We have received and may continue to receive various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001. During 2005 and 2004, our Company has been able to successfully resolve certain outstanding notices related to these tax matters as the Company received formal notice from the IRS that certain assessments had been fully abated. As of September 30, 2005, the Company has one remaining outstanding assessment in an amount that is less than $0.02 million. The Company continues to pursue alternatives to resolving the remaining outstanding assessment.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2002, our Board of Directors authorized a stock repurchase program for up to $20.0 million of common stock through December 31, 2003, which was extended through and expired in February 2005. Under this program, stock purchases have been made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As part of the most recently authorized stock repurchase program, effective February 14, 2003, our Company entered into a SEC Rule 10b5-1 repurchase program with a broker that allowed purchases of our common stock through traditional blackout periods. From the inception of our stock repurchase program in 2000 through the February 25, 2005 repurchase program expiration date, we repurchased 3.6 million shares of our common stock for an aggregate purchase price of approximately $17.9 million. Both the stock repurchase program and the 10b5-1 repurchase program expired on February 25, 2005.

As a direct result of the expiration of the Company’s stock repurchase program on February 25, 2005, there were no repurchases under this program during the quarter ended September 30, 2005.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable as there were no matters submitted to our Company’s stockholders during the quarterly period ended September 30, 2005.

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

                                                                          EDGEWATER TECHNOLOGY, INC.

Date: October 27, 2005	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer
Date: October 27, 2005	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial and accounting officer)