Form 10-K
period 2005-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2006-03-23
CIK 1017968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20971

Edgewater Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
20 Harvard Mill Square
Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by a check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Exchange Act of 1934). Yes ☐   No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934). Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐   No ☒

As of June 30, 2005, there were 10,353,451 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2005 was approximately $45.5 million, computed based upon the closing price of $4.39 per share on June 30, 2005.

As of March 15, 2006, there were 11,000,132 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future operating income, future cash flows, potential business combination transactions, competitive and strategic initiatives, potential stock repurchases and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Business—Factors Affecting Finances, Business Prospects and Stock Volatility” and elsewhere in this Form 10-K.

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,”  “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,”  “can,” “will,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; (12) the failure of the marketplace to embrace CPM or BI services; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control and/or successfully resolve remaining outstanding IRS matters relating to our former staffing businesses. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item 1A. “Risk Factors Affecting Finances, Business Prospects and Stock Volatility.”  These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

EDGEWATER TECHNOLOGY, INC.

Form 10-K
Annual Report
For the Year Ended December 31, 2005

PART I

AVAILABLE INFORMATION; BACKGROUND

Edgewater Technology, Inc., formerly known as StaffMark, Inc., maintains executive offices located at 20 Harvard Mill Square, Wakefield, MA 01880-3209. Our telephone number is (781) 246-3343. Our stock is traded on the NASDAQ National Market under the symbol “EDGW.” Our Internet address is www.edgewater.com. We make available, free of charge, on the Investor Relations section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Edgewater Technology, Attn: Investor Relations, 20 Harvard Mill Square, Wakefield, MA  01880-3209 or by emailing ir@edgewater.com. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we use the terms “Edgewater Technology,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. Our wholly-owned subsidiaries include:  Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”), a Delaware corporation that was incorporated in 1992 and acquired by our Company on May 17, 1999; Edgewater Technology (Virginia), Inc. (formerly known as Intelix, Inc. and referred to in this Form 10-K as  “Intelix”), a northern Virginia corporation that was incorporated in 1993 and acquired by our Company on June 2, 2003; and Edgewater Technology-Ranzal, Inc. (formerly known as Ranzal and Associates, Inc. and referred to in this Form 10-K as “Ranzal”), a Delaware corporation that was incorporated in 2004 and acquired by our Company on October 4, 2004. Also, on February 15, 2006, the Company acquired all of the outstanding capital stock of National Decision Systems, Inc (“NDS”). Please refer to Note 14 of the notes to consolidated financial statements for more information related to the NDS acquisition.

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

•       providing program and project management;

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

Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare (Payor/Managed Care); Higher Education; Hospitality; Insurance; Life Sciences; Retail; and various Emerging Markets.

Industry Dynamics and Opportunity

Industry Dynamics.   In today’s complex business environment, organizations are seeking ways to optimize business processes and improve the delivery of information to customers, suppliers, employees, shareholders, partners and other constituents by enhancing IT systems. While many organizations support their IT needs and initiatives internally, many are faced with the realization that they lack the resources or expertise to clearly identify where improvements can be made. Organizations are looking to build, integrate and implement change across their enterprise and finding the right industry and technical expertise to assist in this process is an important decision.

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

Customers are looking for lower cost commodity programming services to reduce overall operational expenses. In addition, they are seeking premium consulting services to facilitate and expedite the management of (1) smaller strategic projects and (2) geographically-dispersed complex projects. They are looking to local firms to build strategic components or systems that address a specialized business problem. Lastly, customers are investing in IT to improve business process and corporate performance in order to comply with new regulatory guidelines and successfully compete in today’s business climate.

Consulting industry dynamics are evolving with the acceptance of business process outsourcing (BPO). IT service firms are enhancing their business models to expand services and delivery offerings. These offerings are also being supported by the growing global acceptance of the offshore outsourcing model, which offers a compelling economic alternative primarily for software development services. While the BPO and outsourcing models have their advantages, it also provides an opportunity for technology management consultants to become providers of premium IT services, which these firms do not typically have strong expertise.

Industry Opportunity.   Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Technology management consulting firms deliver innovative strategic thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of the appropriate technologies.  Edgewater Technology has steadily enhanced our offerings to address the evolving need for premium IT services and plan to continue to grow our competencies in this arena.

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

These values include the following:

(1)         Delivery Excellence—Our history is built upon more than thirteen years of proven methodology and well-defined process, in addition to continually delivering business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise, and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)         Vertical Expertise/Horizontal Service Offerings—We combine vertical-industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. The primary vertical markets where we have developed core competencies include: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare (Payor/Managed Care); Higher Education; Hospitality; Insurance; Life Sciences; Retail; and various Emerging Markets. Horizontal service offerings include: Business Intelligence/Business Activity Monitoring/Corporate Performance Management; Data Services; Enterprise Architecture Services; and Program/Project Management.

The diagram that follows illustrates our vertical and horizontal service offerings:

(3)         Technology Excellence—We deliver our services by blending proven strategic technologies and business practices to build scalable custom solutions providing a solid return on the investment. Our team of professionals has the technology expertise to offer comprehensive strategies and solutions. Our areas of technical expertise include: business activity monitoring, architectural services (assessment and builds), service-oriented architectures, data and infrastructure services, transactional processing and legacy integration.

(4)         Middle-Market Focus—Edgewater Technology is well positioned to serve the technology needs of the middle market. Their needs span the full spectrum of our offerings. In 2005 alone, 86% of Edgewater Technology’s business was derived from the middle market.

(5)         Strong Operational Metrics—Since our inception in 1992, Edgewater Technology’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, company utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as the leading provider of premium information technology services for both the middle market and divisions of Global 2000 companies. We believe we can attain this strategic objective by delivering a range of business and technology offerings. This approach enables Edgewater to progress up the IT value pyramid and provides a measure of influence over the sourcing of integration and software builds. To attain our business strategy objective, we will maximize our ability to deliver the following capabilities:

•       Envision and realize strategic business solutions.   We plan to serve our clients by delivering industry-based process re-engineering services coupled with strategic technology management services. These strategic business solutions will assist clients to align their specific business goals with an enterprise-wide IT strategy. We initially conduct an overall IT assessment and business analysis. This involves a detailed evaluation of possible technology alternatives, including whether the solution should be a package solution, a customized solution or a combination of both.

•       Implement corporate performance management solutions.   The primary goal of the solutions we develop is to improve financial performance and operating metrics across a client’s enterprise. We develop these solutions by leveraging a blend of technology and vertical expertise as well as partnering with industry CPM leaders, such as Hyperion Solutions. With CPM, clients are able to improve their overall operational performance and productivity. A client’s ability to extract data and alert management of operational issues can enhance near real-time decision making—otherwise known as Business Activity Monitoring, a building block of CPM.

•       Optimize business processes to improve the delivery of products and services.   We deliver solutions that integrate effectively into our client’s existing infrastructure while improving business operations that support the generation of revenue. We develop these solutions by conducting business process analysis. The analysis enables us to map business process with technology.

•       Provide program and project management.   We have the ability to develop programs that manage multiple projects including those that are complex and could involve multiple local and global vendors. To build the best strategic, customized solutions, we take all facets of our client’s business into consideration and make recommendations that include an approach of integrating packaged and customized solutions.

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

•       Infrastructure services.   We offer a complete range of managed IT services that enable our middle-market clients to concentrate on their core business, while being assured their technical infrastructure will support them as they grow. We offer services including infrastructure assessment and remediation, technology consulting, IT due diligence, as well as managed solution care, which includes hosting solutions; remote monitoring and maintenance; network and operating systems maintenance; and application maintenance. These strategic services ensure that our clients’ technical infrastructure will properly support their short- and long-term business requirements, while aligning their business goals with their technical capabilities.

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

•       Design—Within this phase, we identify and document the detailed design of the solution which could range from what technologies and tools will integrate with the client’s current IT infrastructure to what creative resources will be required to maintain consistency with the client’s current brand. In addition, this phase is where a new business flow can be designed to streamline processes and enhance business performance. By investing in the design phase of a project, organizations can (1) reduce overall development costs; (2) reshape the quality of corporate data assets and the effectiveness of business process; and (3) provide a flexible platform for more effective maintenance.

•       Build—Edgewater Technology’s team provides a blended approach of services to develop and implement IT systems, including technology, methodology, and project management. We build strategic solutions that address our client’s specific needs, provide them inherent value and ensure that their solution aligns to their business goals.

•       Infrastructure Services—We offer a complete range of technical support services, which enables our clients to concentrate on their business, while being assured their technical infrastructure will support their growth. Our complete range of infrastructure services enables our middle-market clients to concentrate on their core business, while being assured their technical infrastructure will support them as they grow. We provide our clients with services that include:

•       Managed Services (including Application Support; Database Administration; Disaster Recovery Hosting; Help Desk; Hosting; Remote/Onsite Support & Services).

•       Technical Consulting & Advisory Services (including Disaster Recovery Strategy & Services; Information Security Strategy & Services; Infrastructure Project Management; Infrastructure Strategy & Architecture; Integration Services; IT Due Diligence; IT Operational Excellence; IT Planning; Migration Planning).

•       Assessment of Information Technology (IT) Infrastructure (including Consolidation of IT Equipment; Create Stability in IT Environment; Implement Disaster Avoidance Strategy; Formulate Backup and Recovery Strategy; Standardize Software Upgrades to Ensure Manufacturer Support).

•       Management, Maintenance and Support of the IT Environment (including Supervision of Data Management and Improved Reporting; Rectify Production Problems; Facilitate Maintenance Issues; Administer System Upgrades and System Migrations; Implement Processes based on Industry Best Practices).

Edgewater Technology has the proven expertise to plan, deliver and manage integration services that improve performance and maximize business results. We focus on deploying new systems and unlocking the value of the existing corporate data assets. This proven expertise enables us to bring complex technologies and systems together while minimizing risk, leveraging our clients’ technology investments and delivering tailored solutions.

Customers; Significant Customers

We derive a significant portion of our revenues from large projects with a limited number of customers. In 2005, our five largest customers accounted for 47.5% of our revenues. In 2004, our five largest customers accounted for 69.0% of our revenues. One of these large customers is considered a related party. For further details, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions: Synapse.” During 2005, we recorded revenues from 66 new customers, as compared to 28 new customers in 2004.

Marketing, Sales and Strategic Alliances

Marketing.   The primary goal of all of our marketing efforts is to generate sales opportunities by increasing Edgewater Technology’s brand awareness and value proposition. Our marketing efforts continued to be closely aligned with our go-to-market strategy, while introducing specific offerings that address business and IT challenges clients face within a particular vertical market. We have developed core competencies in delivering our services in key markets to increase the efficiency of our marketing efforts, we target specific areas of content on a monthly basis for each of our vertical practice areas. Marketing builds campaigns around each content area, which include: marketing collateral, webinars, sell sheets, tradeshow/conference participation, speaking engagements, direct mail and public relations activities.

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

Strategic Alliances.   As part of our sales and marketing effort, we have established working relationships with a number of companies, including: The Affiliated Alan Gray Companies, American Student Assistance, 1Answer Solutions, BEA Systems, Corda Technologies, Document Sciences Corporation,  Hyperion, IBM, LumenSoft Corporation, Microsoft, Nexaweb Technologies, NuGenesis Technologies Corporation, Optical Image Technology, Oracle, PaperThin, SeaTab, Sun Microsystems and

UpStream Software. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees.   As of December 31, 2005, Edgewater Technology had 282 employees. Of these employees, 233 were billable consultants and 49 were management and administrative personnel, comprising sales, marketing, human resources, finance, accounting, internal information systems, and administrative support. The average tenure of our employee base is approximately 5 years and the average “years of experience” is approximately 12 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

Culture.   We believe that our business culture is critically important in hiring and retaining qualified professionals. Our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all disciplines and vertical practices throughout our Company. Our employees are talented and energetic professionals that come from a multitude of professional backgrounds. Edgewater Technology believes that this creates an exciting, diverse, and creative work environment for our employees.

Compensation.   We have a competitive compensation program that has been structured to attract and retain highly-skilled professionals. Edgewater Technology’s cash, bonus and equity compensation plans are tied to the achievement of the Company’s financial performance along with individual and team performance goals.

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

The following is a representative list of competitors in the IT and management consulting services space:

•       Systems integrators: Accenture, EDS, IBM Global Services, Inforte, Keane Consulting, LogicaCMG, Perficient, and Sapient;

•       Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Indus, Satyam, Tata, and Wipro;

•       Management consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, DiamondCluster, and McKinsey & Company;

•       Corporate Performance Management (CPM) / Business Activity Monitoring (BAM) / Business Intelligence (BI) providers:  AnswerThink/Beacon, Greenbrier & Russel, Informatica Corporation, ISA, Knightsbridge Solutions, Longview Solutions, MicroStrategy, Oracle, Palladium Consulting; and

•       Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle and SAP.

Intellectual Property

We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for ‘‘Edgewater,” “Edgewater Technology,’’ and “Edgewater Technology-Ranzal.” We believe we have secured all rights to trademarks and trade names related to our business.

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater Technology. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used within our Company and in customer engagements. See also “Item 1A. Risk Factors Affecting Finances, Business Prospects and Stock Volatility.”

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

ITEM 1A.        RISK FACTORS

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.   We generate a significant portion of our service revenues from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenues could be materially and adversely affected. In 2005, our five largest customers accounted for 47.5% of our service revenues. In 2004, our five largest customers accounted for 69.0% of our service revenues. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive revenues from a major customer that constitutes a large portion of a particular quarter’s total revenues. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

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

We may have lower margins, or lose money, on fixed-price contracts.   As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. In 2005, fixed-price contracts represented approximately 11.5% of our service revenues. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

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

See “Item 1—Business—Competition” for a representative list of competitors in the IT and management consulting services space.

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

Past or Future business combination transactions or other strategic alternatives could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.   We realized recent growth, in part, through acquisitions, and we anticipate that a portion of our future growth may be accomplished through one or more business combination transactions or other strategic alternatives. The ultimate success of any such transactions will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired businesses. We cannot assure you that we will be successful in this regard or that we will be able to identify suitable opportunities, continue to successfully grow acquired businesses, integrate acquired personnel and operations successfully or utilize our cash or equity securities as acquisition currency on acceptable terms to complete any such business combination transactions. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any such transactions would involve certain other risks, including the reduction of cash and/or working capital, the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management’s attention from operating activities.

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

Some of these factors are within our control, while others are outside of our control.

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

If clients view offshore development as a viable alternative to our service offerings, our pricing, revenue, margins and profitability may be negatively affected.   A trend has developed whereas international IT service firms have been founded in countries such as India and China, which have well-educated and technically-trained workforces available at wage rates that are substantially lower than U.S. wage rates. While traditionally we have not competed with offshore development, presently this form of software development is experiencing rapid and increasing acceptance in the market. To counteract this trend, we are focusing towards premium service offerings, including design and strategy consulting engagements, which are more difficult for offshore development firms to replicate. If we are unable to continually evolve our service offerings or the rate of acceptance of offshore development advances even faster than we expect, then our pricing and revenue could be adversely affected.

We may be required to record additional goodwill impairment charges in future quarters.   As of December 31, 2005, we had recorded goodwill and related intangible assets with a net book value of $17.1 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2005 and 2004 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8—Financial Statements and Supplementary Data—Note 2.” As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset.   We have a deferred tax asset of approximately $21.5 million, net of an applicable valuation allowance, as of December 31, 2005. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

Material changes to our strategic relationship with Hyperion.   The Ranzal business, which we acquired in October of 2004, derives a substantial portion of its revenues from a channel relationship with Hyperion Solutions Corporation. This relationship involves Hyperion assisted lead generation support with respect to the business intelligence services provided by Ranzal. This relationship is governed by a Consulting Reseller Partner Agreement, which is subject to annual renewal and is scheduled to expire in October of 2006. A failure to renew this relationship, or a material modification or change in Hyperion’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our reliance upon Synapse.   The Synapse Group, Inc. (“Synapse”), as more fully described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related-Party Transactions,” is considered both a significant customer and a related party. Revenues from Synapse amounted to $8.4 million, or 21.2% of service revenues, and $9.7 million, or 39.0% of service revenues, for 2005 and 2004, respectively. In fiscal 2005, we experienced a planned decrease in revenues of approximately $1.3 million from Synapse due to anticipated reductions in Synapse’s demand for our services. The Company provides services to Synapse related to infrastructure support, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. The existing one-year services contract with Synapse, which was entered into in January of 2005, has been automatically extended, as per the terms of the contract, for an additional six-month period. The contract extension became effective on January 1, 2006. The Company anticipates that it will enter into a new one-year services contract with Synapse during the first quarter of fiscal 2006. It is also anticipated that Synapse will purchase professional services consistent with those purchased in fiscal 2005, which approximated $8.4 million. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenues related to Synapse services will be comparable to those generated in the past.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease 30,004 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880-3209. The lease for our corporate headquarters was extended for a 10 year period on December 31, 2003 and this lease expires on December 31, 2013. We also have office facilities in Arkansas, New Hampshire, New York, and Virginia. Our corporate and satellite offices are all leased properties. We do not own any real estate. An office located in Fayetteville, Arkansas, which was the Company’s principal executive offices until the 2001 fiscal year, is a leased property, which we sublet to a third party on July 1, 2002 until June 30, 2007. The Fayetteville, Arkansas lease expires on June 30, 2009. Our existing properties satisfy our current operating needs, however we will seek additional space in the event our existing properties are unable to meet our operating requirements.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ National Market under the symbol “EDGW.” On March 15, 2006, there were approximately 2,081 holders of record of our common stock and 11,000,132 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms. Based on our Company’s solicitations of proxies in April 2005, we estimate that there are approximately 8,000 holders of our Company’s common stock. The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ National Market for each quarter in 2004 and 2005 and the first quarter of 2006 through March 15, 2006.

	High	Low
FISCAL 2004:
First Quarter	$8.50	$4.65
Second Quarter	7.15	5.10
Third Quarter	6.19	4.50
Fourth Quarter	5.15	3.80
FISCAL 2005:
First Quarter	$5.66	$4.16
Second Quarter	4.60	3.90
Third Quarter	5.75	4.00
Fourth Quarter	6.26	4.59
FISCAL 2006:
First Quarter	$6.66	$5.58
(through March 15, 2006)

Other Stockholder Matters

We have not paid dividends in the past and intend to retain any earnings to finance the expansion and operations of our business. Subject to the items discussed in “Item 1—Business—Potential Future Strategies, Transactions and Changes,” we do not anticipate paying any cash dividends with regard to cash generated through our normal operations in the foreseeable future.  The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of acquisitions, performance by our competitors, and other market events or factors. In addition, the stock market has, from time to time, experienced price and volume fluctuations, which have particularly affected the market price of many professional service companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 6.                SELECTED FINANCIAL DATA

The 2005, 2004, 2003, 2002 and 2001 selected consolidated financial data presented below has been derived from our audited consolidated financial statements. Our former operating businesses, consisting of the StaffMark commercial staffing division, Robert Walters, Strategic Legal, IntelliMark and ClinForce are presented as discontinued operations. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$43,126	$25,322	$25,054	$18,666	$26,574
Cost of revenue	25,126	15,659	13,540	11,905	15,733
Gross profit	18,000	9,663	11,514	6,761	10,841
Operating expenses:
Selling, general and administrative	15,883	10,154	10,080	8,833	10,551
Depreciation and amortization	1,046	896	948	1,003	5,465
Impairment of goodwill(1)	—	—	—	7,411	—
Restructuring(2)	—	—	—	349	—
Total operating expenses	16,929	11,050	11,028	17,596	16,016
Operating income (loss)	1,071	(1,387)	486	(10,835)	(5,175)
Interest income, net	1,054	556	455	777	2,090
Income (loss) before taxes, discontinued operations, extraordinary item and change in accounting principle	2,125	(831)	941	(10,058)	(3,085)
Tax provision (benefit)	850	—	(1,053)	—	593
Income (loss) from continuing operations before discontinued operations, extraordinary item and change in accounting principle	1,275	(831)	1,994	(10,058)	(3,678)
Discontinued operations:
Income (loss) from operations of discontinued divisions, net of applicable taxes	325	236	(1,020)	(950)	(904)
Gain on sale of divisions, net of applicable taxes	—	—	—	—	6,514
Income (loss) before extraordinary item and change in accounting principle	1,600	(595)	974	(11,008)	1,932
Extraordinary item, net of applicable taxes	—	—	—	—	(27)
Change in accounting principle(1)	—	—	—	(12,451)	—
Net income (loss)	$1,600	$(595)	$974	$(23,459)	$1,905
Basic income (loss) per share:
Continuing operations	$0.13	$(0.07)	$0.18	$(0.87)	$(0.29)
Discontinued operations	0.03	0.02	(0.09)	(0.08)	0.44
Extraordinary item	—	—	—	—	—
Change in accounting principle	—	—	—	(1.08)	—
Net income (loss)	$0.16	$(0.05)	$0.09	$(2.03)	$0.15
Weighted average shares, basic	10,241	11,283	11,381	11,575	12,858
Diluted income (loss) per share:
Continuing operations	$0.12	$(0.07)	$0.17	$(0.87)	$(0.28)
Discontinued operations	0.03	0.02	(0.09)	(0.08)	0.43
Extraordinary item	—	—	—	—	—
Change in accounting principle	—	—	—	(1.08)	—
Net income (loss)	$0.15	$(0.05)	$0.08	$(2.03)	$0.15
Weighted average shares, diluted	10,653	11,283	11,694	11,575	12,935

Refer to footnotes on following page.

(1)             The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. On December 2, 2002, the selected annual measurement date, the Company recorded an additional non-cash charge of $7.4 million, relating to a further impairment of goodwill. See “Item 8—Financial Statements and Supplementary Data—Note 2” included elsewhere herein.

(2)             As a result of a workforce reduction on February 28, 2002, the Company recorded approximately $0.3 million in associated restructuring charges related to severance costs.

	As of December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Consolidated Balance Sheet Data:
Cash equivalents, marketable securities and accrued interest	$33,763	$33,908	$44,259	$46,782	$51,501
Accounts receivable, net	9,858	5,272	3,532	2,647	4,045
Goodwill and intangibles	17,076	16,628	13,135	11,614	31,807
Deferred tax asset	21,491	22,213	22,175	22,884	22,523
Other assets	2,401	3,681	3,430	2,566	2,971
Total assets	$84,589	$81,702	$86,531	$86,493	$112,847
Total liabilities	$6,504	$5,106	$5,647	$5,456	$7,855
Stockholders’ equity	78,085	76,596	80,884	81,037	104,992
Total liabilities and stockholders’ equity	$84,589	$81,702	$86,531	$86,493	$112,847
Outstanding shares of common stock	10,683	10,549	11,366	11,485	11,594

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Item 6—Selected Financial Data” and “Item 8—Financial Statements and Supplementary Data” and the related notes thereto in this Annual Report on Form 10-K.

Overview

Edgewater is an innovative technology management consulting firm providing a unique blend of premium IT services. Our primary target is the middle market whose needs span the full spectrum of our offerings. We also provide specialized premium services to divisions of Global 2000 companies. During the fiscal year ended December 31, 2005, we generated revenues, including reimbursement of out-of-pocket expenses, of approximately $43.1 million from a total of 158 clients. Headquartered in Wakefield, Massachusetts, as of December 31, 2005, our Company employed approximately 233 technical consulting professionals.

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

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. The information, along with other operating performance metrics is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Year Ended December 31, 2005 Compared to Results for the Year Ended December 31, 2004.”

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•       Revenue Recognition;

•       Valuation of Deferred Tax Assets; and

•       Valuation of Long-Lived and Intangible Assets.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See “Notes to Consolidated Financial Statements” included in “Item 8—Financial Statements and Supplementary Data” included elsewhere herein, which contain additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition.   The Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as technical consulting, custom software development, integration services, business intelligence consulting, strategic business process consulting and infrastructure services. Revenues from these services are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For the years ended December 31, 2005, 2004 and 2003, revenues from strategy engagements, technical consulting and custom software development and integration services, and infrastructure services represented the following:

For the Year Ended December 31,	Strategy Engagements	Consulting and Development and Integration Services	Infrastructure Services
2005	35.7%	55.9%	8.4%
2004	20.7%	67.2%	12.1%
2003	2.9%	85.7%	11.4%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 82.5%, 75.0% and 70.9% of service revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract (“EITF”) No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. There were no deferred amounts as of December 31, 2005 related to volume purchase arrangements. As of December 31, 2004, the Company had recorded as deferred revenue a liability in the amount of $0.2 million related to such arrangements.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 11.5%, 15.8% and 18.8% of service revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

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

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. The Company recorded an insignificant loss related to one specific contract during fiscal 2005. There were no recorded losses on contracts during fiscal 2004.

We also perform services on a fixed-fee basis under infrastructure services contracts, which include monthly hosting and support services.  Fixed-fee contracts represented 6.0%, 9.2% and 10.3% of service revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue under fixed-fee contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

When a customer enters into a time and materials, fixed-price contract or a fixed-fee contract, the related revenue is accounted for under EITF 00-21, “Revenue Arrangement with Multiple Deliverables.”  For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2005 and 2004, the Company has recorded a deferred liability of approximately $0.2 million and $0.1 million, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Revenues from software resale contracts were less than 4.0% of total revenues for all periods presented. Revenue and related costs are recognized and amounts are invoiced to our customers upon the customer receipt of the purchased software. All related warranty and maintenance arrangements are performed by the primary vendor of the software and are not the obligation of the Company.

We recognize revenues for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Reimbursement of “out-of-pocket” expenses charged to customers is reflected as revenue.

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

Valuation of Deferred Income Taxes.   In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We maintain deferred tax assets and we must assess the likelihood that these assets will be recovered from future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance to reduce the net deferred tax asset to a value we believe will be recoverable by future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the Company’s future income over the life of the deferred tax asset, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations. Management’s assumptions about future income require significant judgment because actual income has fluctuated in the past and may continue to do so.

As of December 31, 2005, the gross value of the deferred tax asset recorded on the Company’s balance sheet was approximately $26.7 million. This amount was comprised of approximately $21.0 million in federal net operating loss (“NOL”) carryforwards, $1.0 million in state NOL carryforwards, $4.0 million in available federal credits, and $0.7 million in net deferred temporary timing differences. These amounts were offset by a valuation reserve of approximately $5.2 million providing for a net deferred tax asset of $21.5 million. This net deferred tax asset is representative of the Company’s assessment of the expected future realization of recorded deferred tax assets.

When assessing the probability of the future realization of the recorded value of this asset, the Company reviews its planned future income and profitability projections. In projecting future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results and trends, our project pipeline, and other appropriate factors. Based upon these analyses, the Company believes that it is more than likely that it will be able to recover the currently recorded value of our net deferred tax assets by achieving a compounded annual revenue growth rate of approximately 6.7% and achieving annual profitability in the range of 4.4% to 5.8% through fiscal 2020. However, if we do not generate sufficient future income and profits, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense, thereby reducing net income or increasing net loss, in the period in which it is determined that it is more likely than not that either a portion or all of the deferred tax asset is recoverable.

Valuation of Long-Lived and Intangible Assets.   In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite lived intangible assets (“intangibles”) are no longer subject to amortization, rather, they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. Prior to April 1, 2002, the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful lives not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows.

Under SFAS No. 142, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

As further described in Note 3 to the consolidated financial statements included elsewhere herein, the Company, on June 2, 2003, acquired Intelix, Inc. and recorded $1.4 million in goodwill and $0.5 million in identifiable intangible assets, which are being amortized over a period of four to eight years. On October 4, 2004, the Company acquired Ranzal and initially recorded $2.4 million in goodwill and $1.6 million in identified intangible assets, which are being amortized over a period of two to five years. Subsequently, in the first quarter of fiscal 2005, the Company recorded and paid additional purchase price consideration of $1.0 million to Ranzal’s former stockholders. The payment related to additional earnout consideration based upon the successful attainment of certain profitability thresholds achieved from the date of the acquisition through February 28, 2005. Ranzal is also eligible for a second earnout payment, if certain profitability thresholds are met, during the period commencing on March 1, 2005 and ending on February 28, 2006. The Company currently estimates that amounts potentially payable to Ranzal stockholders for the second earnout will be $2.6 million.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2005	2004	2003
Revenue:
Service revenue	92.3%	97.7%	99.3%
Software revenue	3.5%	0.2%	—%
Reimbursable expenses	4.2%	2.1%	0.7%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	50.7%	59.5%	53.3%
Software costs	3.4%	0.2%	—%
Reimbursable expenses	4.2%	2.1%	0.7%
Total cost of revenue	58.3%	61.8%	54.0%
Gross profit	41.7%	38.2%	46.0%
Operating expenses:
Selling, general and administrative	36.8%	40.1%	40.2%
Depreciation and amortization	2.4%	3.5%	3.8%
Total operating expenses	39.2%	43.6%	44.0%
Operating income (loss)	2.5%	(5.4)%	2.0%
Interest income, net	2.4%	2.2%	1.8%
Income (loss) before taxes and discontinued operations	4.9%	(3.2)%	3.8%
Tax provision (benefit)	2.0%	—%	(4.2)%
Income (loss) from continuing operations before discontinued operations	2.9%	(3.2)%	8.0%
Discontinued operations:
Income (loss) from operations of discontinued divisions	0.8%	0.9%	(4.1)%
Net income (loss)	3.7%	(2.3)%	3.9%

Results for the Year Ended December 31, 2005 Compared to Results for the Year Ended December 31, 2004

Revenue.   Total revenue increased by $17.8 million, or 70.3%, to $43.1 million for the year ended December 31, 2005 from  $25.3 million for the year ended December 31, 2004.

Of the $17.8 million increase in 2005 total revenue, service revenue, excluding software and reimbursable expense revenue, increased by $15.1 million, or 60.9%, to $39.8 million, as compared to service revenue of $24.7 million in 2004.  The 2005 increase in service revenues was primarily attributable to two factors. Our service revenue was enhanced by the October 4, 2004 acquisition of Ranzal, which contributed service revenue of approximately $11.0 million in 2005 revenue, as compared to $2.0 million in the fourth quarter of 2004. The incremental year over year increase in service revenue was also affected by an increase of approximately $6.1 million in service revenue related to Edgewater Technology’s core business in 2005. Current year growth was also impacted by improved market demand for premium IT services, as new and existing clients continued to demand on-shore technical management consulting expertise to help their businesses evolve and grow.

Software revenue, which is directly attributable to Ranzal, increased to $1.5 million in 2005, as compared to $0.06 million in 2004. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $1.3 million in 2005, to approximately $1.8 million, as compared to $0.5 million in 2004. The aggregate amount of reimbursed expenses will fluctuate from quarter to quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization, increased 15.0%, to $261 thousand in 2005, as compared to $227 thousand in 2004. The improvement is due to incremental increases in consultant billing rates, largely associated with our Ranzal business, and an overall improvement in consultant utilization rates in our core business. During 2005, the Company increased the number of customers it served to 158, as compared to 102 customers in 2004. In 2005, service revenue from our five largest customers, including Synapse, decreased to 47.5% of our total service revenue, as compared to 69.0% in 2004.

Cost of Revenue.   Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $9.4 million, or 60.5%, to $25.1 million in 2005 as compared to $15.7 million in 2004. The 2005 increase in cost of revenue is partially attributable to the full year effect of the Ranzal acquisition, which increased cost of revenue by approximately $6.4 million in 2005. Additionally, there was an increase of $3.0 million, or 20.9%, in project and personnel costs related to Edgewater Technology’s core business, as we increased our total number of billable consultants by 58, separate and apart from the Ranzal Acquisition, to support our growth in projects and related revenue growth. Ranzal increased its billable headcount by 16 in 2005.

As a percentage of service revenue, project personnel costs, before software costs and out-of-pocket expense reimbursements, decreased from 61.0% during 2004 to 54.9% during 2005. The decrease in project personnel costs, as a percentage of service revenue, reflects increases in the Company’s billable consultant utilization rates, which increased to 81.1% in 2005, as compared to 72.1% in 2004.

Software costs increased by $1.4 million, to $1.5 million, in 2005, as compared to $0.05 million in 2004. Software costs are expected to fluctuate from year to year depending on our customers demand for software. Reimbursable expenses, which increased in 2005 by $1.3 million, to $1.8 million, as compared to

$0.5 million in 2004, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the comparative fiscal periods.

Gross Profit.   Gross profit increased by $8.3 million, or 86.3%, to $18.0 million in 2005, as compared to $9.7 million in 2004. Gross profit, as a percentage of total revenue, increased to 41.7% in 2005, as compared to 38.2% in 2004. Gross profit related to service revenue increased to 45.1% in 2005 from 39.0% in 2004. The improvement in gross profit in 2005 is directly related to the cumulative effects of growth within the core Edgewater business, which increased gross profit by $3.3 million in 2005, representing 39.5% of the year over year increase in gross profit, combined with the incremental gross profit of $5.0 million provided by Ranzal in 2005, which represented 60.5% of the year over year increase in gross profit. Positive factors influencing this growth include increases in customer base, increases in billable headcount and improved utilization rates, which are discussed above.

Selling, General and Administrative Expense (“SG&A”).   SG&A expenses totaled $15.9 million, or 39.9% of total revenue in 2005, as compared to SG&A expenses of $10.2 million, or 41.1% of total revenue, in 2004. As a percentage of total revenue, SG&A expenses in 2005 remained fairly consistent with 2004 expenditure levels. During 2005, the full year effect of the Ranzal Acquisition, accounted for $4.1 million, or 71.1% of the current year SG&A increase, while Edgewater Technology’s core business represented $1.6 million, or 28.9% of the current year SG&A increase. In total, the $5.7 million, or 56.4% increase in SG&A expenses is attributable to cumulative increases in sales-related salaries, recruiting expenses, marketing expenses, travel expenses and performance-based bonus accruals.

Sales-related salaries expense, inclusive of commission expense, increased by $2.2 million in 2005 as the Company increased its average sales-related headcount from 15 employees in 2004 to 21 employees in 2005. The increase in sales-related headcount was primarily related to Ranzal, which accounted for $1.1 million of the total increase in sales-related salaries and wages. In 2005, the Company reported increased recruiting expense of $0.7 million, as compared to 2004. The increase in recruiting expense is directly related to the overall increase in the Company’s headcount from 205 at the end of 2004 to 282 at the end of 2005. In connection with the increase in sales-related headcount and a concerted effort to penetrate key strategic markets, the Company reported an increase of $0.3 million in marketing and selling expenses in 2005, as compared to 2004. Directly related to the growth experienced in 2005, travel-related expenses increased by $0.3 million, as compared to 2004. Additionally, during the 2005, the Company recorded $1.3 million in connection with its performance-based bonus plan, while only $0.1 million in related performance-based bonus accruals were recorded in 2004. Finally, SG&A expenses in 2005 increased by $0.9 million related to other miscellaneous expense items, which are not described above.

Depreciation and Amortization Expense.   Depreciation and amortization expense increased $0.1 million, or 16.7%, to $1.0 million, as compared to $0.9 million in 2004. Depreciation expense increased by $0.1 million, to $0.5 million, as compared to $0.4 million in 2004. The increase primarily reflected the full year effect of depreciation expense related to the acquired Ranzal fixed assets. Additionally, amortization expense remained consistent at $0.5 million in both 2005 and 2004. In the current fiscal year, amortization expense was increased by the full year effect of amortization expense related to the identified Ranzal intangible assets. Amortization of the Ranzal intangible assets amounted to $0.4 million in 2005, as compared to $0.1 million in 2004. The increase in current year amortization expense related to the Ranzal identified intangible assets was fully offset by a decrease in comparative amortization expense of $0.3 million related to other intangible assets that became fully amortized in 2005.

Operating Income (Loss).   The Company’s operating income increased $2.5 million, to $1.1 million, in 2005, as compared to an operating loss of $(1.4) million in 2004. The increase in operating income is attributable to comparatively higher utilization rates, directly tied to the $15.1 million increase in 2005 service revenue. Each of these items is explained in further detail above.

Interest Income (Expense), Net.   We earned net interest income of $1.1 million in 2005, as compared to net interest income of $0.6 million in 2004. The increase in interest income reflects a 2004 shift of our available cash and cash equivalent balances into less liquid marketable securities, which have increased yields on our invested balances when compared to the yields achieved in the prior year. Average maturity and yield rates for the year ended December 31, 2005 were approximately 132 days and 4.1%, respectively, as compared to 94 days and 1.6%, respectively, as of December 31, 2004.

Provision for Income Taxes.   The Company recorded an income tax provision of $0.9 million in 2005. The 2005 provision represented tax expense based on an estimated effective income tax rate of 40.0% of operating income, which was inclusive of both state and federal income tax rates. No income tax provision was recorded in 2004 as a result of the reported net operating loss.

Income (Loss) from Continuing Operations.   Income from continuing operations increased $2.1 million, to $1.3 million in 2005, as compared to a loss of $(0.8) million in 2004. The current year increase in income from continuing operations is the cumulative result of increased service revenue, gross margin and other items discussed above.

Discontinued Operations.   We have received in the past and may continue to receive various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing businesses, which were sold in 2000 and 2001. During both 2005 and 2004, our Company was able to successfully resolve several outstanding assessments. On a net basis, the Company reversed approximately $0.3 million and $0.2 million in 2005 and 2004, respectively, from its discontinued operations accrual related to the successful resolution of certain tax assessments. In 2005, the accrual decrease attributable to the IRS notices totaled approximately $0.3 million, offset by other minor adjustments to remaining discontinued operations accrual items. In 2004, the accrual decrease attributable to the IRS notices totaled approximately $0.8 million. This decrease was offset by an increase in the accrual of $0.6 million, which was primarily the result of an increase in a previously established reserve related to the Company’s expected lease payments on its former corporate headquarters in Fayetteville, Arkansas in the amount of $0.4 million. The increase in the lease accrual was deemed necessary after revising a previously prepared estimate with more current information. See Notes 4 and 12 of the consolidated financial statements included elsewhere herein.

Net Income (Loss).   We reported net income of $1.6 million in 2005 as compared to a net loss of $(0.6) million 2004. The increased in net income is a cumulative result of increased service revenue, gross margin and other items discussed above.

Results for the Year Ended December 31, 2004 Compared to Results for the Year Ended December 31, 2003

Service Revenues.   During the year ended December 31, 2004, total revenues increased by $0.2 million, or 1.1%, over 2003 revenues of $25.1 million to $25.3 million. Our annualized revenue per billable consultant, adjusted for utilization, increased to $227 thousand during 2004 as compared to $224 thousand in 2003 primarily due to the incremental benefits of improved billing and utilization rates during the fourth quarter of 2004. The Company increased the number of customers it served to 102 clients during 2004 as compared to 52 clients during 2003, which was primarily the result of the Ranzal acquisition. While our overall revenue remained flat on a year-over-year basis, in 2004, revenue from our five largest customers, including Synapse, decreased as a percentage of total revenue to 69.0% of our total revenues as compared to 81.7% in 2003 due to the Company’s revenue diversification efforts.

Revenues for the year ended December 31, 2004 were primarily affected by two factors. Our revenues were enhanced by the October 4, 2004 acquisition of Ranzal, which added approximately $2.3 million in fourth quarter revenues. The incremental year-over-year increase from Ranzal revenues was also mitigated by a decrease of approximately $2.0 million in revenues related to Edgewater Technology’s core business.  The decrease in Edgewater Technology core revenues is primarily attributable to a reduction in revenue from Synapse, a related party and our largest customer. Synapse revenue declined by approximately $2.1 million, or 17.7%, to $9.7 million as compared to 2003 revenues of $11.8 million.  The Company also experienced continued delays and reductions in overall spending as the U.S. economic environment continued to be sluggish during 2004.

Cost of Services.   Cost of services consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, project personnel costs increased by $2.2 million, or 15.6%, to $15.7 million in 2004, as compared to $13.5 million in 2003. The 2004 increase in project personnel costs were partially attributable to the Ranzal acquisition, which added approximately 25 billable consultants and $1.3 million in related personnel costs, and the full year effect of the June 2003 Intelix acquisition, which added approximately 29 billable consultants in 2003 and increased project personnel costs by an additional $0.7 million in 2004. As a percentage of revenue, project personnel costs before out-of-pocket expense reimbursements increased from 53.4% during 2003 to 60.2% during 2004. The increase in project personnel costs, as a percentage of revenues, reflects decreases in the Company’s billable consultant utilization rates, which decreased to 72.1% in 2004, as compared to 78.7% in 2003.

Gross Profit.   Gross profit decreased $1.8 million, or 16.1%, to $9.7 million in 2004 as compared to $11.5 million in 2003. Gross profit, as a percentage of revenues, decreased to 38.2% in 2004, as compared to 46.0% in 2003. The 2004 decrease in gross profit was partially related to a decrease in Edgewater Technology core revenues during the second half of 2004 as market conditions led to a reduced level of IT spending and delayed IT spending decisions. The effect of these conditions caused a decrease in our billable consultant utilization rates, which decreased to 72.1% in 2004, as compared to 78.7% in 2003 on an overall basis. The 2004 utilization rate decrease was in large part attributable to a decrease of $2.1 million in revenues from the Company’s largest customer. These decreases in Edgewater’s core business were offset by the 2004 gross profit contribution of Ranzal, which added $1.0 million in gross profit during the fourth quarter. Additionally, in 2004, the Company experienced an increase in billable and unbilled expenses. Billable and unbilled expenses increased by approximately $0.4 million in 2004 to $0.7 million, as compared to $0.3 million in 2003. This increase represented 25.2% of the 2004 reduction in gross margin.

Selling, General and Administrative Expense (“SG&A”).   SG&A expenses of $10.0 million, or 39.6% of revenues, in 2004 remained consistent with 2003 expenditure levels. SG&A expenses also totaled $10.0 million in 2003 and represented 40.2% of revenues. In 2003, SG&A expenses included a bonus accrual of $1.3 million, as compared to a bonus accrual of $0.1 million in 2004. Offsetting the current year reduction in bonus expense was an increase in sales and administrative salaries expenses of $0.5 million, as the Company increased sales headcount from 10 average full-time-equivalents in 2003 to 14 average full-time-equivalents. In addition, 2004 SG&A expenses included additional expenses related to the operations of Ranzal in the amount of $0.5 million, included in the fourth quarter 2004 operating results.

Depreciation and Amortization Expense.   Depreciation and amortization expense remained consistent with the 2003 amount of $0.9 million.  Depreciation expense decreased by $0.2 million, to $0.4 million, in 2004, as compared to $0.6 million in 2003. The decrease reflected continued spending controls on purchases of new fixed assets and an overall reduction in depreciation as older assets fully depreciate. This decrease was offset by an increase in amortization related to the full year amortization of the Intelix intangible assets and the incremental amortization related to the Ranzal intangible assets of $0.1 million in 2004.

Operating (Loss) Income.   Operating income decreased $1.9 million to $(1.4) million in 2004, as compared to operating income of $0.5 million in 2003. The decrease in income was attributable to comparatively lower utilization rates, directly tied to decreased spending in IT consulting markets in 2004 and increased salaries and wages related to strategic personnel investments, which were offset by $0.5 million in fourth quarter operating income attributable to the recently acquired Ranzal operations. Each of these items is explained in further detail above.

Interest Income (Expense), Net.   We earned net interest income of $0.6 million in 2004, as compared to net interest income of $0.5 million in 2003. The increase in interest income reflected a 2004 shift of our available cash and cash equivalent balances into less liquid marketable securities, which increased yields on our invested balances when compared to the yields achieved in the prior year. Average maturity and yield rates for the year ended December 31, 2004 were approximately 94 days and 1.6%, respectively.

Provision for Income Taxes.   The Company, as a result of its net operating loss position for the year ended December 31, 2004, has not recorded a tax provision. Conversely, in 2003, we recorded a tax benefit of $1.1 million, which represented a tax provision of $0.3 million, based on an estimated effective rate of 40.0% on operating income for state and federal income tax rates, offset by a benefit related to a refund receivable of $1.4 million related to a 2002 net operating tax loss carry back claim.

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

Income (Loss) from Continuing Operations.   Income from continuing operations decreased $2.8 million, to $(0.8) million in 2004, as compared to income of $2.0 million in 2003. This decrease was primarily a result of lower 2004 revenues and operating margins, for the reasons described above. In addition a carry back tax claim of $1.4 million was included in income during the previous year as compared to no carry back claim amounts being recorded in 2004.

Discontinued Operations.   We have received and may continue to receive various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing businesses, which were sold in 2000 and 2001. During 2004, our Company was able to successfully resolve several outstanding assessments. On a net basis, the Company reversed approximately $0.2 million from its discontinued operations accrual related to the successful resolution of our tax assessments. The accrual decrease attributable to the IRS notices totaled approximately $0.8 million. This decrease was offset by an increase in the accrual of $0.6 million, which was primarily the result of an increase in a previously established reserve related to the Company’s expected lease payments on its former corporate headquarters in Fayetteville, Arkansas in the amount of $0.4 million. The increase in the lease accrual was deemed necessary after revising a previously prepared estimate with more current information.  In 2003, we recorded a reserve of $1.0 million representing the low end of potential payments to be made under certain IRS notices, plus related professional fees. See Notes 4 and 12 of the consolidated financial statements included elsewhere herein.

Net (Loss) Income.   We recognized a net loss of $(0.6) million in 2004, as compared to net income of $1.0 million in 2003. The net income decreased in 2004 primarily as a result of decreased revenue, gross margin and the tax benefit recorded in 2003.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows provided by (used in):
Operating activities	$1,237	$10	$2,633
Investing activities	(80)	(17,959)	(914)
Financing activities	(340)	(3,827)	(1,252)
Discontinued operating activities	(156)	(541)	(1,745)
Total cash provided (used) during the year	$661	$(22,317)	$(1,278)

As of December 31, 2005, we had cash, cash equivalents, marketable securities and accrued interest of $33.8 million, a $0.1 million, or 0.3% decrease from the December 31, 2004 balance of $33.9 million. Working capital, which is defined as current assets less current liabilities, increased $2.4 million, to $39.4 million, as of December 31, 2005, as compared to $37.0 million as of December 31, 2004. The $0.1 million decrease in cash, cash equivalents, marketable securities and accrued interest is primarily attributable to cash outflows related to the Company’s current year stock repurchases of $1.6 million and the payment of Ranzal’s first contingent earnout consideration of $1.0 million. These outflows of cash were offset by an inflow of cash of $1.4 million from the IRS related to the Company’s 1997 refund claim and $1.3 million in proceeds from 2005 stock option exercises.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from our largest customer, Synapse, which is considered a related party. Payments received by the Company for services rendered to Synapse totaled approximately $7.7 million, $10.9 million and $11.8 million in 2005, 2004 and 2003, respectively. All receivable amounts were collected within our normal business terms and our contracts with Synapse are typically for a period of one year or more. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse related resources on to other consulting projects.

Net cash provided by operating activities was $1.2 million in 2005.  Changes in operating accounts included the 2005 income from continuing operations of $1.3 million; depreciation and amortization of $1.0 million; the receipt of $1.4 million related to the 1997 IRS refund claim; an increase in accrued payroll and related liabilities of $2.0 million primarily related to the 2005 performance-based bonus plan accrual and $0.7 million related to the current year reduction of our deferred tax asset, which is representative of the estimated federal income taxes due on our current year income from continuing operations. The cash flow provided by the above items was partially offset by an overall increase in accounts receivable of $4.8 million, which is directly related to our revenue growth in 2005.

In 2004, net cash provided by operating activities was $0.01 million.  Changes in operating accounts included depreciation and amortization of $0.9 million; increases in accounts payable and accrued expenses of $0.8 million related to the acquired Ranzal operations. The cash flows presented above were offset by the 2004 loss from continuing operations of $0.8 million and a decrease in accrued payroll and related liabilities of $1.1 million as a result of the 2004 payment of the Company’s 2003 performance-based bonus accrual.

In 2003, net cash provided by operating activities was $2.6 million. This was a result of 2003 net income from continuing operations of $2.0 million; $1.0 million in loss related to the Company’s discontinued operations as a result of various tax notices and assessments from the IRS; depreciation and amortization of $0.9 million; and an increase in accounts payable and accrued expenses related to the Company’s accrual of its expected 2003 performance-based bonus payouts.

Net cash used in investing activities was $0.1 million in 2005. Net outflows related to $30.6 million in purchases of marketable securities, which represented the systematic reinvestment of proceeds from maturing investments, $1.0 million related to the payment of Ranzal’s first contingent earnout consideration, and capital expenditures of $0.5 million. These outflows of cash were offset by $32.0 million in proceeds from the redemption of marketable securities.  As of December 31, 2005, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

In 2004, net cash used in investing activities was $18.0 million. Net outflows related to $12.0 million in net purchases of marketable securities as the Company transitioned cash and cash equivalents into longer-term and higher yield investments and $5.7 million in costs related to the October 4, 2004 purchase of Ranzal.

In 2003, net cash used in investing activities was $0.9 million. This was a result of $1.2 million in net marketable security redemptions, which were offset by $2.0 million in costs related to the June 2003 acquisition of Intelix.

Net cash used in financing activities was $0.3 million, $3.8 million, and $1.3 million for 2005, 2004, and 2003, respectively. Cash used in financing activities in each of these periods was primarily attributable to the repurchase of the Company’s common stock, which totaled $1.6 million, $4.4 million, and $1.4 million in 2005, 2004 and 2003, respectively. These purchases were offset by net proceeds from our employee stock purchase program and exercises of stock options.

Net cash used in discontinued operations was $0.2 million, $0.5 million, and $1.7 million for 2005, 2004, and 2003, respectively. These amounts represent payments made by the Company related to its discontinued operations accrual. As described in Note 4 of the consolidated financial statements and included elsewhere herein, the Company, in 2000-2001 made a strategic decision to undergo a comprehensive restructuring program to refocus future growth initiatives in its systems integration and consulting business and as a result, committed to divestures in each of its staffing businesses. Payments in each of the presented fiscal years represent payments related to the discontinuance of the operations, which were accrued for in previous years.

As a result of the above, and as a result of cash flows from discontinued operations, our combined cash and cash equivalents increased by $0.7 million in 2005, decreased by $22.3 million in 2004 and decreased by $1.3 million in 2003. The aggregate of our cash and cash equivalents, marketable securities and accrued interest was $33.8 million, $33.9 million and $44.3 million, as of December 31, 2005, 2004 and 2003, respectively.

During the first quarter of 2006, the Company acquired all of the outstanding capital stock of National Decision Systems, Inc., pursuant to the terms of a Stock Purchase Agreement. The Company paid to the shareholders of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $8.5 million in cash and assumed liabilities, and 264,610 shares of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three year lock-up agreement. In addition, an earnout agreement was entered into in connection with the Purchase Agreement, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the next 12 to 24 months. Assuming all performance measurements are met within predetermined performance ranges, additional earnout consideration of approximately $7.2 million would be payable, comprised of approximately $5.8 million payable in cash and the remaining amount payable in Common Stock, which will be valued at the time of such issuance. See Note 14 of the consolidated financial statements included elsewhere herein.

We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, at least through 2006, and the long-term operating and liquidity requirements for our existing operations. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, possible stockholder distributions and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1—Business—Potential Future Strategies, Transactions and Changes.”

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space under noncancellable operating lease arrangements through 2013. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our former corporate headquarters in Fayetteville, Arkansas. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater in the amount of $0.2 million in 2006 and will pay $0.1 million in 2007.

Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year are as follows (these amounts do not include expected sublease payments of approximately $0.2 million in 2006 and $0.01 million in 2007):

Year Ending December 31,	Lease Obligations
(In thousands)
2006	$1,060
2007	916
2008	849
2009	653
2010	525
Thereafter	1,575
$5,578

Recently Issued Accounting Pronouncements

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

Upon adoption, the Company will begin recording compensation expense for employee stock options and employee share purchase rights. We currently estimate our 2006 pre-tax stock-based compensation expense to be in the range of $1.1 million to $1.3 million, reducing diluted earnings per share by $0.10 to $0.12.

Related-Party Transactions

Synapse.   Synapse, one of our largest customers, as discussed in Note 11 to the consolidated financial statements included elsewhere in Item 8 herein, is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors as of December 31, 2005. Mr. Loeb joined the Company’s Board of Directors in April 2000. Synapse has been an Edgewater customer since 1996. Revenues from Synapse amounted to $8.4 million, $9.7 million and $11.8 million, for 2005, 2004 and 2003, respectively. Accounts receivable balances for Synapse were $1.4 million and $0.7 million as of December 31, 2005 and 2004, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. The existing one-year services contract with Synapse, which was entered into in January of 2005, has been automatically extended, as per the terms of the contract, for an additional six-month period. The contract extension became effective on January 1, 2006. The Company anticipates that it will enter into a new one-year services contract with Synapse during the first quarter of 2006. It is also anticipated that Synapse will purchase professional services consistent with those purchased in 2005, which approximated $8.4 million.

Deferred Board Fees.   As of December 31, 2004, the Company had recorded a liability in the amount of approximately $0.2 million related to deferred board fees earned and payable to one of our Company’s Directors. Payment of the fees was being deferred until a future date. The deferred fees are recorded under the caption “accounts payable and accrued liabilities” in the Company’s consolidated financial statements included elsewhere herein. There are no deferred board fees as of December 31, 2005 as all previously deferred amounts were fully paid in 2005.

Lease Agreement.   Our Company entered into a lease agreement in 1999, which was modified in June 2000, with a stockholder who is a former officer and director. The lease pertains to certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in our Company’s discontinued operations. Rent payments related to these facilities totaled approximately $0.2 million for each the years ended December 31, 2005, 2004 and 2003, respectively. Future related party lease obligations relate to this lease agreement. As our Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company subleased the Fayetteville facility to a third party in 2002. See Note 12 of the consolidated financial statements included elsewhere herein.

Included in the “Certain Transactions” section of our 2006 Proxy Statement for our June 6, 2006 Annual Meeting of Stockholders’ is additional disclosure concerning our related-party transactions. Our Proxy Statement will be filed with the SEC on or before April 30, 2006.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2005 and 2004. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Edgewater Technology, Inc.
Wakefield, Massachusetts:

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 20, 2006

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,225	$5,564
Marketable securities	27,156	28,344
Accounts receivable, net(1) of allowance of $403 and $205, respectively	9,858	5,272
Deferred income taxes, net	1,323	710
Income tax refund receivable	—	1,430
Prepaid expenses and other current assets	1,367	822
Total current assets	45,929	42,142
Property and equipment, net	1,364	1,364
Intangible assets, net	1,481	1,996
Goodwill, net	15,595	14,632
Deferred income taxes, net	20,168	21,503
Other assets	52	65
Total assets	$84,589	$81,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,430	$2,440
Accruals related to discontinued operations	729	1,210
Accrued payroll and related liabilities	3,085	1,091
Deferred revenue and other liabilities	260	365
Total current liabilities	6,504	5,106
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 48,000 shares authorized,
29,736 shares issued, 10,683 and 10,549 shares outstanding
as of December 31, 2005 and 2004, respectively	297	297
Paid-in capital	216,512	217,526
Treasury stock, at cost, 19,053 and 19,187 shares at December 31, 2005
and 2004, respectively	(143,505)	(144,852)
Deferred stock-based compensation	(913)	(469)
Retained earnings	5,694	4,094
Total stockholders’ equity	78,085	76,596
Total liabilities and stockholders’ equity	$84,589	$81,702

(1)          Includes related-party amounts of $1,433 and $706 at December 31, 2005 and 2004, respectively.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Service revenue(1)	$39,788	$24,731	$24,876
Software revenue	1,528	60	—
Reimbursable expenses	1,810	531	178
Total revenue	43,126	25,322	25,054
Cost of revenue:
Project and personnel costs	21,841	15,079	13,362
Software costs	1,475	49	—
Reimbursable expenses	1,810	531	178
Total cost of revenue	25,126	15,659	13,540
Gross profit	18,000	9,663	11,514
Operating expenses:
Selling, general and administrative	15,883	10,154	10,080
Depreciation and amortization	1,046	896	948
Total operating expenses	16,929	11,050	11,028
Operating income (loss)	1,071	(1,387)	486
Interest income, net	1,054	556	455
Income (loss) before taxes and discontinued operations	2,125	(831)	941
Tax provision (benefit)	850	—	(1,053)
Income (loss) from continuing operations before discontinued operations	1,275	(831)	1,994
Discontinued operations:
Income (loss) from operations of discontinued divisions, net of applicable taxes	325	236	(1,020)
Net income (loss)	$1,600	$(595)	$974
Basic income (loss) per share:
Continuing operations	$0.13	$(0.07)	$0.18
Discontinued operations	0.03	0.02	(0.09)
Net income (loss)	$0.16	$(0.05)	$0.09
Weighted average shares, basic	10,241	11,283	11,381
Diluted income (loss) per share:
Continuing operations	$0.12	$(0.07)	$0.17
Discontinued operations	0.03	0.02	(0.09)
Net income (loss)	$0.15	$(0.05)	$0.08
Weighted average shares, diluted	10,653	11,283	11,694
The following amounts of non-cash stock-based compensation expense is included in selling, general and administrative expense above:	$229	$134	$65

(1)          Includes related-party amounts of $8,441; $9,685; and $11,766 for the years ended December 31, 2005, 2004 and 2003, respectively.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

						Deferred		Total
	Common Stock		Paid-in	Treasury Stock		Stock-based	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Earnings	Equity
BALANCE, December 31, 2002	29,596	$296	$217,302	(18,111)	$(140,276)	$—	$3,715	$81,037
Issuance of common stock related
to employee stock plans	—	—	(65)	24	153	—	—	88
Stock option exercises	—	—	(80)	32	208	—	—	128
Repurchase of common stock	—	—	—	(315)	(1,409)	—	—	(1,409)
Deferred stock-based compensation	140	1	668	—	—	(603)	—	66
Net income	—	—	—	—	—	—	974	974
BALANCE, December 31, 2003	29,736	297	217,825	(18,370)	(141,324)	(603)	4,689	80,884
Issuance of common stock related
to employee stock plans	—	—	(57)	27	177	—	—	120
Stock option exercises	—	—	(242)	104	680	—	—	438
Repurchase of common stock	—	—	—	(948)	(4,385)	—	—	(4,385)
Deferred stock-based compensation	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	(595)	(595)
BALANCE, December 31, 2004	29,736	297	217,526	(19,187)	(144,852)	(469)	4,094	76,596
Issuance of common stock related
to employee stock plans	—	—	(204)	68	459	—	—	255
Stock option exercises	—	—	(564)	248	1,605	—	—	1,041
Repurchase of common stock	—	—	—	(321)	(1,636)	—	—	(1,636)
Deferred stock-based compensation	—	—	(246)	139	919	(444)	—	229
Net income	—	—	—	—	—	—	1,600	1,600
BALANCE, December 31, 2005	29,736	$297	$216,512	(19,053)	$(143,505)	$(913)	$5,694	$78,085

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1, 600	$(595)	$974
(Income) loss from operations of discontinued divisions	(325)	(236)	1,020
Net income (loss) from continuing operations	1,275	(831)	1,994
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,046	896	948
Provision for bad debts	189	—	94
Deferred income taxes	722	(38)	(1,053)
Amortization of deferred stock-based compensation	229	134	65
Amortization of marketable securities premiums, net	(226)	—	—
Change in operating accounts:
Accounts receivable	(4,775)	(11)	(225)
Income tax refund receivable	1,430	—	—
Prepaid expenses and other current assets	(545)	(140)	312
Other assets	13	—	14
Accounts payable and accrued liabilities	(10)	789	(370)
Accrued payroll and related liabilities	1,994	(1,070)	911
Deferred revenues and other liabilities	(105)	281	(57)
Net cash provided by operating activities	1,237	10	2,633
Net cash used in discontinued operating activities	(156)	(541)	(1,745)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	31,983	44,072	32,042
Purchases of marketable securities	(30,569)	(56,038)	(30,797)
Purchase of Intelix, net of cash acquired	—	—	(1,966)
Purchase of Ranzal, net of cash acquired	(963)	(5,684)	—
Purchases of property and equipment	(531)	(309)	(193)
Net cash used in investing activities	(80)	(17,959)	(914)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	—	—	(60)
Proceeds from employee stock plans and stock option exercises	1,296	558	217
Repurchases of common stock	(1,636)	(4,385)	(1,409)
Net cash used in financing activities	(340)	(3,827)	(1,252)
Net increase (decrease) in cash and cash equivalents	661	(22,317)	(1,278)
CASH AND CASH EQUIVALENTS, beginning of year	5,564	27,881	29,159
CASH AND CASH EQUIVALENTS, end of year	$6,225	$5,564	$27,881
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$2
Income taxes paid, net of refunds	$240	$—	$—
Cash receipts from related parties	$7,741	$10,872	$11,842
Cash paid to related parties	$216	$223	$223
NON-CASH FINANCING ACTIVITIES:
Issuance of restricted stock awards	$673	$—	$668

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater Technology” or the “Company”) is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of December 31, 2005, our Company employed approximately 233 technical consulting professionals throughout our network of strategically positioned satellite offices.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts, as they relate to the presentation of the Company’s revenue and related cost of revenue attributable to software sales, have been reclassified to conform to current period presentation.

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

Cash and Cash Equivalents—

All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks. The Company’s cash equivalents consisted of $2.3 million in money market funds and $1.0 million in commercial paper as of December 31, 2005. Cash equivalents consisted of $3.3 million in money market funds as of December 31, 2004.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Marketable Securities—

Marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies and commercial paper. All marketable securities have original maturities greater than three months but less than one year at the date of purchase.  As of December 31, 2005, we had $27.2 million in commercial paper. As of December 31, 2004, we had $26.3 million in commercial paper and $2.0 million in government obligations, including agencies, respectively. Amortized cost approximated fair value.

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

Costs Incurred to Develop Software for Internal Use—

We account for costs related to software developed for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”  In accordance with SOP 98-1, the Company capitalizes certain internal and external costs, which are comprised of employee salaries and third-party consulting fees incurred during the application development stage of the project, to develop and implement the internal-use software. Such capitalized costs are allocated to expense over the estimated life of the software of three years using the straight-line method.

Impairment of Long-Lived Assets—

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by a comparison of cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model (see Note 7 of the notes to the consolidated financial statements). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and Intangible Assets—

Intangible assets consist primarily of goodwill, customer relationships and amounts paid pursuant to non-compete agreements. Non-compete agreements are amortized using the straight-line method over the life of the respective agreements. Customer relationships are amortized using the straight-line method over their estimated remaining life.

Goodwill is tested for impairment at the reporting unit level at least annually, utilizing the “fair value” methodology. The Company evaluates the fair value of its reporting unit utilizing various valuation techniques.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Goodwill must be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment test on December 2, 2005, 2004 and 2003, our selected annual measurement dates. Historically, we recorded a non-cash impairment charge of $7.4 million in the fourth quarter of 2002, primarily as a result of the decline in industry stock prices for our peer group and lower revenues and operating margins for our Company at that time. As of December 2, 2005, 2004 and 2003, after receiving an independent third-party valuation appraisal, it was determined that there was no further impairment to the remaining goodwill asset. Our net unamortized goodwill as of December 31, 2005 and 2004 was $15.6 million and $14.6 million, respectively. The increase in goodwill from December 31, 2004 was directly related to the successful completion of Ranzal’s first earnout period, which ended on February 28, 2005. In 2005, the Company recorded and paid additional purchase price consideration of $1.0 million directly related to the earnout consideration payable to Ranzal’s former stockholders. Ranzal is also eligible for a second earnout payment, if certain profitability thresholds are met, during the period commencing on March 1, 2005 and ending on February 28, 2006. The Company currently estimates that amounts potentially payable to Ranzal stockholders for the second earnout will be approximately $3.0 million.

Other net intangibles amounted to $1.5 million and $2.0 million as of December 31, 2005 and 2004, respectively. The identifiable intangible assets are being amortized over two to five years and are further described in Notes 3 and 8.

Revenue Recognition and Allowance for Doubtful Accounts—

The Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as technical consulting, custom software development, integration services, business intelligence consulting, strategic business process consulting, and infrastructure services. Revenues from these services are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition (“SAB 104”).” We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For the years ended December 31, 2005, 2004 and 2003, revenues from strategy engagements, technical consulting and custom software development and integration services, and infrastructure services represented the following:

For the Year Ended December 31,	Strategy Engagements	Consulting and Development and Integration Services	Infrastructure Services
2005	35.7%	55.9%	8.4%
2004	20.7%	67.2%	12.1%
2003	2.9%	85.7%	11.4%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 82.5%, 75.0% and 70.9% of service revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract (“EITF”) No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. There were no deferred amounts as of December 31, 2005 related to volume purchase arrangements. As of December 31, 2004, the Company had recorded as deferred revenue a liability in the amount of $0.2 million related to such arrangements.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 11.5%, 15.8% and 18.8% of service revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

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

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. The Company recorded an insignificant loss related to one specific contract during 2005. There were no recorded losses on contacts during 2004 or 2003.

We also perform services on a fixed-fee basis under infrastructure services contracts, which include monthly hosting and support services.  Fixed-fee contracts represented 6.0%, 9.2% and 10.3% of service revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue under fixed-fee

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

When a customer enters into a time and materials, fixed-price contract or a fixed-fee contract, the related revenue is accounted for under EITF 00-21, “Revenue Arrangement with Multiple Deliverables.”  For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2005 and 2004, the Company has recorded a deferred liability of approximately $0.2 million and $0.1 million, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Revenues from software resale contracts were less than 4.0% of total revenues for all periods presented. Revenue and related costs are recognized and amounts are invoiced to our customers upon the customer receipt of the purchased software. All related warranty and maintenance arrangements are performed by the primary vendor of the software and are not the obligation of the Company.

We recognize revenues for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Reimbursement of “out-of-pocket” expenses charged to customers is reflected as revenue.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Cost of Services—

Our cost of services are comprised primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Interest Income, Net—

Interest income, net was $1.1 million, $0.6 million and $0.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively. The following table represents the components of interest income, net:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Interest income	$1,054	$556	$457
Interest expense	—	—	(2)
Interest income, net	$1,054	$556	$455

Provision for Taxes—

In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. A valuation allowance is provided to the extent tax assets are not likely to be recovered. We have recorded a valuation allowance against our net deferred tax assets of approximately $5.2 million and $14.7 million as of December 31, 2005 and 2004, respectively. This valuation allowance was established due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The current year decrease in the Company’s valuation allowance relates to the write down of deferred tax asset amounts related to certain state net operating loss carryforwards which expired in 2005. The state net operating loss carryforwards were fully reserved for as part of the Company’s valuation allowance.

The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment. In addition, as a result of a change in the Internal Revenue Code, our 2002 tax loss was carried back to 1997, resulting in a refund of previously paid taxes of $1.4 million. This amount was recorded as a benefit in the fourth quarter of 2003 and is shown as a current asset at December 31, 2004. The full amount of the $1.4 million refund receivable balance, plus accrued interest thereon, was collected during 2005.  See Note 8 of the notes to the consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Earnings (Loss) Per Share—

Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. Following is a reconciliation of the shares used in computing basic and diluted net (loss) earnings per share for the fiscal years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Shares used in computing basic net earnings (loss) per share	10,241	11,283	11,381
Dilutive effect of stock options and unvested restricted stock awards	412	—	313
Shares used in computing diluted net earnings (loss) per share	10,653	11,283	11,694
Dilutive securities not included in net loss per share due to reported loss	—	658	—

Stock options for which the exercise price exceeds the average market price have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations of earnings per share in each of the periods presented. Had such shares been included, the presented number of shares for the diluted computation would have increased by approximately 2.7 million, 2.7 million and 2.8 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments—

Edgewater Technology’s financial instruments include cash and cash-equivalents, marketable securities, accounts receivable, and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Management believes that the marketable securities have interest rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying value for these instruments reasonably estimates fair value.

Concentrations of Credit Risk—

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with reputable financial institutions and investments are generally limited to 10% in any one financial instrument. Investments are carried at cost or fair value, as appropriate. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had two customers with outstanding balances that accounted for greater than 10% of the accounts receivable balance as of December 31, 2005 and 2004, respectively.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

	December 31,
	2005	2004
Accounts receivable:
Synapse (related party—Note 11)	14.3%	13.4%
Customer A	13.6%	27.3%

For the years ended December 31, 2005, 2004 and 2003, two customers, including Synapse (a related party—See Note 11), each contributed more than 10% of the Company’s service revenues. For the years ended December 31, 2005, 2004 and 2003, our five largest customers represented 47.5%, 69.0% and 81.7% of our service revenues in the aggregate, respectively.

	For the Year Ended December 31,
	2005	2004	2003
Revenues:
Synapse (related party—11)	21.2%	39.0%	47.3%
Customer A	15.3%	14.3%	21.0%

Comprehensive Income (Loss)—

There are no elements of comprehensive income (loss) other than net income (loss).

Stock Options—

The Company records stock-based compensation awards issued to employees and directors using the intrinsic value method and stock-based compensation awards issued to non-employees using the fair value method of accounting. Stock-based compensation expense, if any, is recognized on awards of restricted shares or grants of stock options issued to employees and directors if the purchase price or exercise price, as applicable, is less than the market price of the underlying stock on the measurement date, generally the date of grant. The differences between accounting for stock-based compensation under the intrinsic value method and the fair value method are shown below, with the fair value estimated on the grant date or award issue date as applicable. The assumptions used are described in Note 10.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Net income (loss)
As reported	$1,600	$(595)	$974
Add: Stock-based compensation expense included in reported net income (loss), net of tax	137	80	39
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(607)	(917)	(1,310)
Pro forma net income (loss)	$1,130	$(1,432)	$(297)
Basic and diluted earnings (loss) per share
As reported—basic	$0.16	$(0.05)	$0.09
As reported—diluted	$0.15	$(0.05)	$0.08
Pro forma—basic	$0.11	$(0.13)	$(0.03)
Pro forma—diluted	$0.11	$(0.13)	$(0.03)

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

Upon adoption, the Company will begin recording compensation expense for employee stock options and employee share purchase rights. We currently estimate our fiscal 2006 pre-tax stock-based compensation expense to be in the range of $1.1 million to $1.3 million, reducing both basic and diluted earnings per share by $0.10 to $0.12.

3.   BUSINESS COMBINATIONS:

Acquisition of Ranzal and Associates, Inc.:   On October 4, 2004, the Company acquired substantially all of the assets, operations and business of Ranzal and Associates, Inc. (“Ranzal”), a consulting firm specializing in the development of Business Intelligence and Business Performance Management solutions. The results of Ranzal’s operations have been included in the Company’s accompanying consolidated statement of operations since the October 4, 2004 acquisition date. The acquisition was made to strengthen Edgewater Technology’s capabilities in strategy and design, solidify the Company’s east coast presence, and expand vertical expertise and service offerings to the middle market, in particular in the high-growth area of Business Performance Management. The initial aggregate purchase price was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   BUSINESS COMBINATIONS: (Continued)

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

In addition to the initial cash consideration, the stockholders of Ranzal are eligible for additional cash payments, based upon a formula applied to Earnings Before Interest, Taxes, Depreciation and Amortization of the Ranzal business over the six and eighteen month periods beginning on September 1, 2004 and ending February 28, 2006. In fiscal 2005, the Company recorded and paid additional purchase price consideration of $1.0 million directly related to the earnout consideration payable to Ranzal’s former stockholders. Ranzal is also eligible for a second earnout payment, if certain profitability thresholds are met, during the period commencing on March 1, 2005 and ending on February 28, 2006. As of December 31, 2005, the Company has not accrued any payment amounts related to the second earnout as the underlying facts related to the potential contingencies have not been resolved and additional consideration is not currently distributable to the shareholders of Ranzal. As of December 31, 2005, the Company believes that it is likely the second earnout payment amount of approximately $2.6 million will be attained. Any additional amounts paid to the former stockholders of Ranzal will be recorded as additional goodwill.

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Ranzal was completed at the beginning of fiscal 2003. The information for the twelve month periods ended December 31, 2004 and 2003 include the historical results of Ranzal.

The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, a reduction in administrative wages and benefits related to the elimination of positions, reduced rent expense, reduced interest expense related to note payable agreements and estimated state income taxes in states which Edgewater does not have available net operating loss carryforwards to offset taxable income. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	For the Year Ending December 31,
	2004	2003
	(In Thousands)
Pro forma revenues	$31,743	$31,829
Pro forma net income	$1,099	$2,188
Pro forma diluted earnings per share	$0.09	$0.19

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   BUSINESS COMBINATIONS: (Continued)

Acquisition of Intelix, Inc.:   On June 2, 2003, the Company acquired all of the outstanding common stock of Intelix, Inc. (“Intelix”), a provider of systems integration and custom software development services located in Fairfax, Virginia. The results of Intelix’s operations have been included in the Company’s accompanying consolidated statements of operations since the June 2, 2003 acquisition date. The acquisition was made to enhance Edgewater Technology’s geographical presence and to provide additional vertical expertise. The aggregate purchase price was $2.7 million, including cash paid to the Intelix stockholders of $0.9 million, assumed liabilities with an estimated fair value in the amount of $1.5 million, and direct costs incurred of $0.3 million.

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

The Intelix acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of June 2, 2003, are included in the Company’s consolidated statements of operations. Pro forma financial information related to the Intelix acquisition is not presented as the effect of this acquisition was not material to the Company.

4.   DISCONTINUED OPERATIONS:

During the second quarter of 2000, the Company began to divest itself from its staffing businesses. Between June of 2000 and March of 2001, the Company disposed of several of its business divisions in either stock or equity transactions. As a result of the completion of these transactions, the operating results for the Company’s StaffMark, Robert Walters, Strategic Legal, IntelliMark and ClinForce business units have been included in discontinued operations in the accompanying consolidated financial statements. Operating income from discontinued operations was $0.3 million and $0.2 million in 2005 and 2004, respectively. These amounts reflect the reversal of a portion of the accrual to reflect management’s current estimate of the remaining liabilities as of December 31, 2005 and 2004. The remaining accrual for discontinued operations as of December 31, 2005 provides for a loss on a lease and an estimate of additional professional fees. Operating loss from discontinued operations for 2003 was $1.0 million, which did not have any tax effect. The Company provided an accrual for certain tax assessments and professional fees related to the discontinued businesses in 2003. See Note 12.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   DISCONTINUED OPERATIONS: (Continued)

Related to the above transactions, the Company has received certain payroll tax assessments related to our former staffing businesses, which were sold in 2000 and 2001. We have been successful in obtaining abatements of certain IRS notices. In 2003, we recorded a reserve of $1.0 million representing the low end of our estimated exposure related to the assessments, plus related professional fees. During both 2005 and 2004, our Company was able to successfully resolve several outstanding notices related to these tax matters as the Company received formal notice from the IRS that certain assessments had been fully abated. In 2005, on a net basis, the Company reversed approximately $0.3 million from its discontinued operations accrual directly related to the successful resolution of certain tax assessments. In 2004, directly related to the above notices, which totaled approximately $0.8 million, we reversed approximately $0.2 million of our accrual for discontinued operations in 2004. Also in 2004, based upon currently available information, we increased our previously established accrual related to our exposure on estimated future lease payments expected to be made on office space related to our former corporate headquarters by approximately $0.4 million. The increase in the lease accrual was deemed necessary after revising a previously prepared estimate with more current information. We continue to dispute additional unresolved IRS assessments in the amount of $0.02 million as of December 31, 2005.

5.   ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $2.5 million and $1.8 million at December 31, 2005 and 2004, respectively, which relate to services performed during the year and billed in the subsequent period. Edgewater Technology maintains allowances for potential losses which management believes are adequate to absorb any possible losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Years Ending December 31,
	2005	2004
	(In Thousands)
Balance at beginning of year	$205	$220
Provisions for bad debts	198	—
Charge-offs, net of recoveries	—	(15)
Balance at end of year	$403	$205

6.   PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following as of December 31:

	2005	2004
	(In Thousands)
Furniture, fixtures and equipment	$1,186	$1,121
Computer equipment and software	2,564	2,156
Leasehold improvements	1,381	1,356
	5,131	4,633
Less accumulated depreciation and amortization	3,767	3,269
	$1,364	$1,364

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   PROPERTY AND EQUIPMENT: (Continued)

Depreciation expense related to property and equipment for the years ended December 31, 2005, 2004 and 2003 totaled approximately $0.5 million, $0.4 million and $0.6 million, respectively.

7.   GOODWILL AND INTANGIBLE ASSETS:

Intangible Assets with Indefinite Lives:

The changes in the carrying amount of goodwill for the years ended December 31, are as follows:

	2005	2004
Goodwill:	(In Thousands)
Balance at beginning of year	$14,632	$12,237
Acquisition consummated during 2004 (see Note 3)	—	2,395
Additional consideration related to 2004 acquisition	963	—
Balance at end of year	$15,595	$14,632

Intangible Assets with Definite Lives:

Following is a summary of the Company’s identifiable intangible assets that are subject to amortization as of December 31:

	2005			2004
Identifiable intangibles:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Non-compete agreements	$2,230	$1,820	$410	$2,230	$1,612	$618
Customer relationships	1,430	397	1,033	1,430	140	1,290
Trade name and trademark	100	62	38	100	12	88
	$3,760	$2,279	$1,481	$3,760	$1,764	$1,996

The intangible assets were identified and valued by an independent third-party appraiser. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4—5 years
Customer relationships	5—7.5 years
Trade name and trademark	2 years

As of December 31, 2005, the net carrying amount of intangible assets acquired in business combinations mainly relate to the Ranzal and Intelix acquisitions, which were consummated in fiscal 2004 and 2003, respectively. Each of these transactions is further described in Note 3. Amortization expense related to intangible assets for the years ended December 31, 2005, 2004 and 2003 totaled approximately $0.5 million, $0.5 million and $0.4 million, respectively.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   GOODWILL AND INTANGIBLE ASSETS: (Continued)

Estimated annual amortization expense for the next five years ended December 31, is as follows:

Amortization
Expense
(In Thousands)
2006	$419
2007	$367
2008	$357
2009	$282
2010	$56

8.   INCOME TAXES:

The provision for income taxes consisted of the following for the years ended December 31:

	2005	2004	2003
	(In Thousands)
Current tax expense benefit:
Federal	$66	$—	$(1,541)
State	63	—	(27)
Foreign	—	—	—
	129	—	(1,568)
Deferred tax expense (benefit):
Federal	962	(566)	414
State	9,203	(50)	101
Change in valuation allowance	(9,444)	616	—
	721	—	515
Income tax provision (benefit) from continuing operations	$850	$—	$(1,053)

The components of deferred income tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$26,059	$36,145
Nondeductible reserves and accruals	736	724
Depreciation and amortization	82	64
Total deferred income tax assets	26,877	36,933
Deferred income tax liabilities:
Other	(162)	(75)
Total deferred income tax liabilities	(162)	(75)
Valuation allowance	(5,224)	(14,645)
Deferred income tax, net	$21,491	$22,213

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES: (Continued)

The current year decreases in the Company’s reported net operating loss carryforward and credits and valuation allowance relates to the current year write down deferred tax asset amounts related to certain state net operating loss carryforwards which expired in 2005. The state net operating loss carryforwards were fully reserved for as part of the Company’s valuation allowance.

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows as of December 31, 2005 and 2004:

	2005		2004
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$1,361	$20,367	$748	$21,540
Liabilities	(38)	(199)	(38)	(37)
	$1,323	$20,168	$710	$21,503

As of December 31, 2005, we have tax affected net operating loss carryforwards for federal income tax purposes of approximately $21.1 million and tax credits of approximately $4.0 million, which expire through 2021. In addition, the Company has various tax affected net operating loss carryforwards for state income tax purposes of approximately $1.0 million, which expire through 2014. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

Due to the uncertainty surrounding the realization and timing of certain deferred tax assets, the Company recorded a valuation allowance of approximately $5.2 million and $14.7 million as of December 31, 2005 and 2004, respectively, which reduces the net assets to amounts management believes are more likely than not to be realized. Management regularly evaluates the realizability of the deferred tax assets and may adjust the valuation allowance based on such analysis in the future. The valuation allowance decreased by approximately $9.6 million in fiscal 2005 in connection with the write down of deferred tax asset amounts related to certain state net operating loss carryforwards, which expired in the current year. The expired state net operating loss carryforwards were fully reserved for as part of the Company’s valuation allowance. The valuation allowance increased by approximately $0.6 million in fiscal 2004 primarily due to management’s estimate of the Company’s ability to realize certain recorded deferred tax assets.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES: (Continued)

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 result from the following:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax (benefit) at statutory rate	$722	34.0%	$(282)	(34.0)%	$303	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	63	3.0	(16)	(2.0)	73	6.0
Net operating loss carry back claim	—	—	—	—	(1,430)	(152.0)
Non-deductible intangible asset and goodwill amortization charges	48	2.2	141	16.9	—	—
Provision of valuation allowance against currently generated net operating loss carryforwards	—	—	128	15.5	—	—
Other, net	17	0.8	29	3.6	1	—
	$850	40.0%	$—	—%	$(1,053)	(112.0)%

9.   EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the plan were approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   COMMON STOCK,  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:

Common and Preferred Stock—

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2005 and 2004, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2005 and 2004.

Stockholder Rights Plan—

The Company has a stockholder rights plan, commonly referred to as a “poison pill,” that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under this plan, our Board of Directors can issue preferred stock in one or more series without stockholder action. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us. No preferred stock has been issued as of December 31, 2005.

2003 Equity Incentive Plan—

In May 2003, the Company’s Board of Directors approved the “Edgewater Technology, Inc. 2003 Equity Incentive Plan” (the “2003 Plan”) for the purpose of attracting and retaining employees and providing a vehicle to increase management’s equity ownership in the Company. The 2003 Plan provides for restricted share awards and grants of nonqualified stock options in the aggregate of up to 500,000 shares of the Company’s common stock. Restricted awards are made at prices determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. During fiscal 2005, awards of 138,750 restricted shares were made to employees at a weighted average value at the grant date of $4.84 per share.  No such restricted share awards were granted to employees in fiscal 2004. As of December 31, 2005, restricted share awards made to employees under the 2003 Plan total 269,750 shares at a weighted average value at grant date of $4.80 per share. The value of the compensation expense related to the awards of restricted shares is being amortized on a straight-line basis over the vesting term (five years). The aggregate deferred compensation expense associated with the restricted share awards is $1.3 million, which compensation expense amount is being amortized straight-line over the vesting term (five years). Compensation expense relating to the Restricted Share Awards during the years ended December 31, 2005, 2004 and 2003 was approximately $0.2 million, $0.1 million and $0.07 million, respectively.

The restricted share awards vest ratably over a five-year period, during which time the Company has the right to repurchase the unvested shares at the amount paid if the relationship between the employee and the Company ceases. The Company maintains the right to repurchase the unvested shares if an employee is terminated without cause. As of December 31, 2005 and 2004, 213,750 and 112,000 restricted share awards, respectively, were subject to repurchase by the Company under these restricted stock agreements.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   COMMON STOCK,  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN: (Continued)

Stock Options—

In October 1999, the Company’s Board of Directors amended the Company’s 1996 Stock Option Plan (the “1996 Plan”) to increase the maximum number of shares of the Company’s common stock that may be issued under the 1996 Plan from 12% to 15% of the total number of shares of the Company’s common stock outstanding. Options granted under the 1996 Plan generally become 33% vested after one year and then vest 33% in each of the next two years or become 40% vested after two years and then vest 20% in each of the next three years. Under the 1996 Plan, the exercise price of the option equals the market value of the Company’s common stock on the date of the grant, and the maximum term for each option is ten years.

In February 2000, the Company adopted a subsidiary stock option plan (the “Subsidiary Plan”) for employees and consultants of Edgewater Technology (Delaware), Inc., a wholly-owned subsidiary of Edgewater Technology. The purpose of the Subsidiary Plan was to aid Edgewater Technology in attracting and retaining employees. The total amount of subsidiary common stock for which stock options could be granted under the Subsidiary Plan could not exceed 5.0 million shares of subsidiary common stock. In August 2000, the Subsidiary Plan was terminated and options for 2.9 million shares of the Company’s subsidiary stock that had been granted under this Subsidiary Plan were exchanged into options for 1.8 million shares of the Company’s common stock under a newly created parent company stock option plan, currently entitled the “Edgewater Technology, Inc., Amended and Restated 2000 Stock Option Plan” (the “2000 Plan”) and into options for 1.1 million shares under the 1996 Plan, for an aggregate of 2.9 million shares underlying options. The fair market value of the subsidiary’s stock did not change for the period of granting of the options to the exchange date. The Subsidiary Plan had no other activity other than the granting of the aforementioned options for 2.9 million shares of the subsidiary common stock and there were no exercises or forfeitures of options between grant and conversion in August 2000. Grants of stock options under the 2000 Plan may not exceed 4.0 million shares of the Company’s common stock. As a result of this exchange, the Company recorded a one-time compensation charge of $0.2 million. In 2002, the Company amended the 2000 Plan to include grants of stock options to directors and officers.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   COMMON STOCK,  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN: (Continued)

A summary of stock option activity under the Company’s 1996 Plan, 2000 Plan and 2003 Plan is as follows:

	Shares Under Option	Weighted Average Price Per Share
Outstanding, January 1, 2003	3,828,510	$6.09
Granted	905,900	3.76
Exercised	(32,119)	4.01
Forfeited	(181,769)	5.73
Outstanding, December 31, 2003	4,520,522	$5.77
Granted	231,450	5.48
Exercised	(104,667)	4.19
Forfeited	(296,888)	6.89
Outstanding, December 31, 2004	4,350,417	$5.73
Granted	303,445	4.82
Exercised	(247,728)	4.20
Forfeited	(194,337)	5.78
Outstanding, December 31, 2005	4,211,797	$5.76

Options exercisable were approximately 3.7 million, 3.5 million and 3.2 million as of December 31, 2005, 2004 and 2003, respectively. The weighted average exercise price of these options was $5.90, $6.07 and $6.46 per share as of December 31, 2005, 2004 and 2003, respectively. The following is a summary of stock options outstanding and exercisable as of December 31, 2005:

Options Outstanding				Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
Number of	Range of	Average	Exercise	Number of	Exercise
Options	Exercise	Remaining	Price	Options	Price
Outstanding	Prices	Life in Years	Per Share	Exercisable	Per Share
1,476,923	$3.72 – $4.95	6.5	$4.08	1,124,819	$3.99
1,386,595	5.00 – 6.08	5.0	5.96	1,253,075	6.02
1,215,512	6.25 – 8.63	4.6	6.43	1,208,413	6.42
77,400	9.81 – 12.88	1.8	11.33	77,400	11.33
36,327	18.25 – 18.84	1.9	18.71	36,327	18.71
19,040	30.46 – 33.61	2.4	31.81	19,040	31.81
4,211,797		5.3	$5.76	3,719,074	$5.90

As discussed in Note 2, the Company has elected to account for its stock options using the intrinsic method. Accordingly, compensation expense, if any, is recognized on awards of restricted shares or grants of stock options issued to employees and directors if the purchase price or exercise price, as applicable, is less than the market price of the underlying stock on the measurement date, generally the date of grant. Note 2 includes disclosures to reflect the Company’s pro forma net income (loss) for the years ended December 31, 2005, 2004 and 2003 as if the fair value method of accounting had been used. In preparing

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   COMMON STOCK,  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN: (Continued)

the pro forma disclosures, the fair value was estimated on the grant date using the Black-Scholes option-pricing model. These fair value calculations were based on the following assumptions:

	For the Year Ended December 31,
	2005	2004	2003
Weighted average risk-free interest rate	4.35%	3.63%	3.25%
Dividend yield	0%	0%	0%
Weighted average expected life	4 years	4 years	5 years
Expected volatility	62%	65%	68%

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2005, 2004 and 2003 was approximately $0.7 million, $0.6 million and $2.5 million, respectively. The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $2.26, $2.48 and $2.40, respectively.

Employee Stock Purchase Plan—

The Company has an employee stock purchase plan entitled the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (the “1999 ESPP”) that allows for employee stock purchases of the Company’s common stock at the lower of 85% of the stock price as of the first or last trading day of each quarter. Purchases under the 1999 ESPP are limited to 10% of the respective employee’s annual compensation. The 1999 ESPP authorizes purchases for up to 700,000 shares of the Company’s common stock and continues in effect until October 1, 2009 or until earlier terminated. As of December 31, 2005, there were 270,717 shares of common stock remaining for purchase under the 1999 ESPP. During 2005, 2004 and 2003, we issued 68,198, 27,184 and 23,537 shares, respectively, under the 1999 ESPP.

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

During the years ended December 31, 2005, 2004 and 2003, the Company repurchased 321,029, 948,234 and 304,195 shares of its outstanding common stock for an aggregate purchase price of $1.6 million, $4.4 million and $1.4 million, respectively. From the inception of our stock repurchase program in 2000 through its February 25, 2005 expiration date, we repurchased 3.6 million shares of our common stock for an aggregate purchase price of approximately $17.9 million.

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   RELATED PARTY TRANSACTIONS:

Synapse.   Synapse, one of our largest customers, is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors as of December 31, 2005. Mr. Loeb joined the Company’s Board of Directors in April 2000. Synapse has been an Edgewater customer since 1996. Service revenues from Synapse amounted to $8.4 million, $9.7 million and $11.8 million, for 2005, 2004 and 2003, respectively. Accounts receivable balances for Synapse were $1.4 million and $0.7 million as of December 31, 2005 and 2004, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. The existing one-year services contract with Synapse, which was entered into in January of 2005, has been automatically extended, as per the terms of the contract, for an additional six-month period. The contract extension became effective on January 1, 2006. The Company anticipates that it will enter into a new one-year services contract with Synapse during the first quarter of 2006. It is also anticipated that Synapse will purchase professional services consistent with those purchased in 2005, which approximated $8.4 million.

Deferred Board Fees.   As of December 31, 2004, the Company had recorded a liability in the amount of approximately $0.2 million related to deferred board fees earned and payable to one of our Company’s Directors. Payment of the fees was being deferred until a future date. The deferred fees are recorded under the caption “accounts payable and accrued liabilities” in the Company’s consolidated financial statements included elsewhere herein. There are no deferred board fees as of December 31, 2005 as all previously deferred amounts were fully paid in fiscal 2005.

Lease Agreement.   Our Company entered into a lease agreement in 1999, which was modified in June 2000, with a stockholder who is a former officer and director. The lease pertains to certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in our Company’s discontinued operations. Rent payments related to these facilities totaled approximately $0.2 million for each of the years ended December 31, 2005, 2004 and 2003, respectively. Future related party lease obligations relate to this lease agreement. As our Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company subleased the Fayetteville facility to a third party in 2002.

12.   COMMITMENTS AND CONTINGENCIES:

We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

On February 11, 2003, our Company entered into a mutual Settlement and Release Agreement with the Stephens Group, Inc., StaffMark Investment, LLC, a majority-owned subsidiary of Stephens Group, Inc. and its subsidiaries (collectively, the “Stephens Group”), to terminate, dismiss and retain intact our Company’s favorable summary judgment ruling with respect to a litigation matter in Delaware Superior Court. In addition to the mutual releases, the mutual Settlement and Release Agreement required our Company to pay $1.0 million to the Stephens Group. The parties agreed that the existence of

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   COMMITMENTS AND CONTINGENCIES: (Continued)

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

We have received and may continue to receive various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing businesses, which were sold in 2000 and 2001. In fiscal 2003, we recorded a reserve of $1.0 million representing the low end of our estimated exposure related to the assessments, plus related professional fees. During both 2005 and 2004, our Company was able to successfully resolve several outstanding notices related to these tax matters as the Company received formal notice from the IRS that certain assessments had been fully abated. In fiscal 2005, on a net basis, the Company reversed approximately $0.3 million from its discontinued operations accrual directly related to the successful resolution of certain tax assessments. In fiscal 2004, directly related to the above notices, which totaled approximately $0.8 million, we reversed approximately $0.2 million of our accrual for discontinued operations in 2004. Also in fiscal 2004, based upon currently available information, we increased our previously established accrual related to our exposure on estimated future lease payments expected to be made on office space related to our former corporate headquarters by approximately $0.4 million. The increase in the lease accrual was deemed necessary after revising a previously prepared estimate with more current information. We continue to dispute additional unresolved IRS assessments in the amount of $20 thousand as of December 31, 2005. Also see Note 4 to the consolidated financial statements.

13.   LEASE COMMITMENTS:

Edgewater Technology leases office space and certain equipment under operating leases through 2013. As discussed in Notes 4 and 11, certain of these facilities are leased from related parties. Annual future minimum payments required under operating leases, excluding sublease rentals, that have an initial or remaining lease term in excess of one year are as follows:

Fiscal Years	Amount (In thousands)
2006	$1,060
2007	916
2008	849
2009	653
2010	525
Thereafter	1,575
$5,578

EDGEWATER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   LEASE COMMITMENTS: (Continued)

Rent payments under operating leases, including amounts paid to related parties for discontinued operations, was approximately $1.1 million, $1.3 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our Fayetteville office facility. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater Technology in the amount of $0.2 million in fiscal 2006 and will pay $0.1 million in fiscal 2007.

14.   SUBSEQUENT EVENTS—ACQUISITION OF NATIONAL DECISION SYSTEMS, INC.:

On February 15, 2006, we acquired all of the outstanding capital stock of National Decision Systems, Inc. (“NDS”), pursuant to the terms of a Stock Purchase Agreement.

The Company paid to the shareholders of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $8.5 million in cash and assumed liabilities, and 264,610 shares of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three year lock-up agreement. In addition, an earnout agreement was entered into in connection with the Purchase Agreement, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the next 12 to 24 months. Assuming all performance measurements are met within predetermined performance ranges, additional earnout consideration of approximately $7.2 million would be payable, comprised of approximately $5.8 million payable in cash and the remaining amount payable in Common Stock, which will be valued at the time of such issuance. To the extent NDS business performance favorably exceeds performance ranges for such measurement periods, additional earnout consideration would be payable in relation to additive EBITDA contribution by the NDS business above such performance ranges.

The Company has engaged an independent third-party valuation firm to allocate the purchase price. The Company expects to record acquisition-related intangible assets and goodwill upon the completion of such valuation in the quarterly period ending March 31, 2006.

Unaudited Supplementary Quarterly Financial Information
(In Thousands, Except Per Share Data)

The net income (loss) and earnings (loss) per share amounts below include results from discontinued operations.

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$8,959	$10,559	$11,497	$12,111	$43,126
Gross profit	3,821	4,592	4,850	4,737	18,000
Income before discontinued operations	188	392	414	281	1,275
Net income	188	392	739	281	1,600
Basic income per share before discontinued operations	$0.02	$0.04	$0.04	$0.03	$0.13
Diluted income per share before discontinued operations	$0.02	$0.04	$0.04	$0.03	$0.12
Basic income per share	$0.02	$0.04	$0.07	$0.03	$0.16
Diluted income per share	$0.02	$0.04	$0.07	$0.03	$0.15

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$6,422	$6,138	$4,893	$7,869	$25,322
Gross profit	2,581	2,408	1,492	3,182	9,663
Income (loss) before discontinued operations	65	(43)	(1,017)	164	(831)
Net income (loss)	65	(43)	(1,017)	400	(595)
Basic and diluted income (loss) per share before discontinued operations	$0.01	$0.00	$(0.09)	$0.03	$(0.05)
Basic and diluted income (loss) per share	$0.01	$0.00	$(0.09)	$0.03	$(0.05)

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2006. These items include:

(a)          The information called for by Item 10 of Form 10-K, involving Item 401 of Regulation S-K is incorporated herein by reference to the material under the caption “Election of Directors—Nominees for Election—Other Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2006.

(b)         The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership—Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2006.

(c)          The information called for by Item 10 of Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

The information called for by Item 11 of Form 10-K for management remuneration involving Item 402 of Regulation S-K is incorporated herein by reference to the material under the caption “Compensation of Outside Directors and the Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the caption “Compensation of Outside Directors and the Named Executive Officers—Equity Compensation Plans” and “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers”, respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 of Form 10-K involving Item 404 of Regulation S-K is incorporated herein by reference to the material under the caption “Certain Transactions” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Regulation 14A is incorporated herein by reference to the material under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2006.

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
2.1

Asset Purchase Agreement dated as of October 4, 2004, by and among Edgewater Technology-Ranzal, Inc., Ranzal and Associates, Inc., Robin Ranzal-Knowles and Theodore Ranzal (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on October 7, 2004).

2.2

Earnout Agreement dated as of October 4, 2004 by and among Edgewater Technology-Ranzal, Inc., Ranzal and Associates, Inc., Robin Ranzal-Knowles and Theodore Ranzal (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on October 7, 2004).

2.3

Stock Purchase Agreement dated as of February 15, 2006, by and among Edgewater Technology, Inc. and certain stockholders of National Decision Systems, Inc. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on February 15, 2006).

2.4

Earnout Agreement dated as of February 15, 2006 by and among Edgewater Technology, Inc. and certain stockholders of National Decision Systems, Inc. (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on February 15, 2006).

2.5	Amended and Restated Earnout Agreement dated as of February 15, 2006 by and among Edgewater Technology, Inc. and certain stockholders of National Decision Systems, Inc.*
3.1	Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).
3.2	Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).
3.3	Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Incorporated by reference from Exhibit 3.3 to the Company’s Form 10-K filed with the SEC on March 16, 1999).
3.4	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).
4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).
4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).
10.1

Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

10.2

The Company’s 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-29689)), which has been terminated by approval and adoption of the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan referenced in Exhibit 10.52.

10.3

The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998). (1)

10.4

Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002). (1)

10.5

Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002. (Incorporated by reference from Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002) which has been amended and in its current state is reflected in Exhibit 10.51.(1)

10.6

Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-50912 filed with the SEC on May 30, 2002).(1)

10.7

Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313 filed with the SEC on May 30, 2002). (1)

10.8

Lease Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2000 and effective as of July 1, 2000 for Edgewater Technology, Inc.’s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).

10.9

Sublease Agreement dated as of July 1, 2002 by and between the Company and Tyson Foods, Inc. for the sublease of the property at 302 E. Millsap Rd., in Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).

10.10

Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.11

Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.12

Employment Agreement by and among the Company, Edgewater Delaware and Dave Clancey dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Dave Clancey. (Incorporated by reference from Exhibit 10.58 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.13

Employment Agreement by and among the Company, Edgewater Delaware and Dave Gallo dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of July 31, 2000 by and between Edgewater Delaware and Dave Gallo. (Incorporated by reference from Exhibit 10.59 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.14

Employment Agreement by and among the Company, Edgewater Delaware and Kevin Rhodes dated as of May 22, 2003, which supersedes and terminates that certain employment agreement dated as of July 19, 2002 by and between the Company and Kevin Rhodes. (Incorporated by reference from Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

16.1

Letter from Arthur Andersen LLP to the SEC dated June 28, 2002 regarding a change in the Company’s independent accountants. (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on June 28, 2002).

21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2005.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (See Signature Page).*
31.1	13a-14 Certification—President and Chief Executive Officer*
31.2	13a-14 Certification—Chief Financial Officer*
32	Section 1350 Certification*

(1)          This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

*                    Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 23, 2006.

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

Name	Title	Date
/s/ SHIRLEY SINGLETON	President, Chief Executive Officer and	March 23, 2006
Shirley Singleton	Director
/s/ KEVIN R. RHODES	Chief Financial Officer & Treasurer	March 23, 2006
Kevin R. Rhodes	(Principal Financial and Accounting Officer)
/s/ WAYNE WILSON	Director	March 23, 2006
Wayne Wilson
/s/ CLETE T. BREWER	Director	March 23, 2006
Clete T. Brewer
/s/ PAUL E. FLYNN	Director	March 23, 2006
Paul E. Flynn
/s/ PAUL GUZZI	Director	March 23, 2006
Paul Guzzi
/s/ NANCY L. LEAMING	Director	March 23, 2006
Nancy L. Leaming
/s/ MICHAEL R. LOEB	Director	March 23, 2006
Michael R. Loeb
/s/ BARRY B. WHITE	Director	March 23, 2006
Barry B. White