Form 10-Q
period 2006-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2006-05-08
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐                                    Accelerated filer ☐                                    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 30, 2006 was 11,268,659.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Business Overview	18
Business Combinations	19
Critical Accounting Policies and Estimates	20
Results for the Three Months Ended March 31, 2006, Compared to Results for the Three Months Ended March 31, 2005	20
Liquidity and Capital Resources	23
Risk Factors	25
Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments	29
Special Note Regarding Forward Looking Statements	30

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	31

Item 4 - Controls and Procedures	31

Evaluation of Disclosure Controls and Procedures	31
Changes in Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	32
Item 1A - Risk Factors	32
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3 - Defaults upon Senior Securities	32
Item 4 - Submission of Matters to a Vote of Security Holders	32
Item 5 - Other Information	32
Item 6 - Exhibits	32

Signatures	33

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,173	$6,225
Marketable securities, current	16,393	27,156
Accounts receivable, net(1) of allowance of $191 and $403, respectively	11,727	9,858
Current portion of deferred income taxes, net	1,323	1,323
Prepaid expenses and other current assets	1,460	1,367
Total current assets	40,076	45,929

Property and equipment, net	1,401	1,364
Intangible assets, net	4,764	1,481
Goodwill, net	23,835	15,595
Deferred income taxes, net	19,911	20,168
Other assets	45	52
Total assets	$90,032	$84,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,383	$2,430
Accruals related to discontinued operations	665	729
Accrued payroll and related liabilities	1,939	3,085
Deferred revenue and other liabilities	215	260
Total current liabilities	9,202	6,504

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2006 and December 31, 2005, 11,157 and 10,683 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	297	297
Paid-in capital	214,224	216,512
Treasury stock, at cost, 18,579 and 19,053 shares at March 31, 2006 and December 31, 2005, respectively	(139,845)	(143,505)
Deferred stock-based compensation	—	(913)
Retained earnings	6,154	5,694
Total stockholders’ equity	80,830	78,085
Total liabilities and stockholders’ equity	$90,032	$84,589

See notes to the unaudited condensed consolidated financial statements.

(1)             Includes related-party amounts of $1,507 and $1,433 at March 31, 2006 and December 31, 2005, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months
	Ended March 31,
	2006	2005
Revenue:
Service revenue(1)	$13,502	$8,309
Software revenue	293	274
Reimbursable expenses	513	376
Total revenue	14,308	8,959

Cost of revenue:
Project and personnel costs	8,368	4,501
Software costs	267	261
Reimbursable expenses	513	376
Total cost of revenue	9,148	5,138

Gross profit	5,160	3,821

Operating expenses:
Selling, general and administrative	4,352	3,455
Depreciation and amortization	345	304
Total operating expenses	4,697	3,759

Operating income	463	62

Interest income, net	299	252
Income before income taxes	762	314
Provision for income taxes	302	126
Net income	$460	$188

Earnings per share:
Basic net income per share of common stock	$0.04	$0.02
Diluted net income per share of common stock	$0.04	$0.02

Shares used in computing basic net income per share of common stock	10,635	10,341
Shares used in computing diluted net income per share of common stock	11,335	10,762

The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$93	$—
Selling, general and administrative	150	33
Total stock-based compensation	$243	$33

See notes to the unaudited condensed consolidated financial statements.

(1)             Includes related-party amounts of $2,236 and $2,166 for the three months ended March 31, 2006 and 2005, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months
	Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$460	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345	304
Provision for bad debts	30	—
Deferred income taxes	257	106
Stock-based compensation	243	33
Amortization of marketable securities premiums, net	(46)	—
Changes in operating accounts, net of effects of acquisition:
Accounts receivable	474	(765)
Income tax refund receivable	—	833
Prepaid expenses and other current assets	(74)	(49)
Other assets	11	—
Accounts payable and accrued liabilities	3,226	439
Accrued payroll and related liabilities	(3,481)	93
Deferred revenue and other liabilities	(45)	246
Net cash provided by operating activities	1,400	1,428
Net cash used in discontinued operating activities	(64)	(58)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	10,808	7,765
Purchases of marketable securities	—	(3,769)
Purchase of National Decision Systems, Inc., net of cash acquired	(6,773)	—
Purchase of Ranzal	(2,632)	(1,016)
Purchases of property and equipment	(153)	(20)
Net cash provided by investing activities	1,250	2,960

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	362	104
Repurchases of common stock	—	(1,636)
Net cash provided by (used in) financing activities	362	(1,532)

Net increase in cash and cash equivalents	2,948	2,798
CASH AND CASH EQUIVALENTS, beginning of period	6,225	5,564
CASH AND CASH EQUIVALENTS, end of period	$9,173	$8,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$37	$99
Cash receipts from related parties	$2,166	$1,411
Cash payments to related parties	$62	$37
Issuance of restricted stock awards	$788	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of March 31, 2006, our Company employed approximately 268 consulting professionals throughout our network of strategically positioned satellite offices.

In this Quarterly Report on Form 10-Q, we use the terms “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. Our wholly-owned subsidiaries include:  Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”), a Delaware corporation that was incorporated in 1992 and acquired by our Company on May 17, 1999; Edgewater Technology (Virginia), Inc. (formerly known as Intelix, Inc. and referred to in this Form 10-Q as  “Intelix”), a northern Virginia corporation that was incorporated in 1993 and acquired by our Company on June 2, 2003; Edgewater Technology-Ranzal, Inc. (formerly known as Ranzal and Associates, Inc. and referred to in this Form 10-Q as “Ranzal”), a Delaware corporation that was incorporated in 2004 and acquired by our Company on October 4, 2004; and National Decision Systems, Inc. (“NDS”), a New Jersey corporation that was incorporated in 1980 and acquired by our Company on February 15, 2006.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2005 Annual Report on Form 10-K as filed with the SEC on March 23, 2006.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3.             REVENUE RECOGNITION:

The Company recognizes revenue from providing premium IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as strategy engagements (inclusive of Business Intelligence (“BI”), Corporate Performance Management and business process analysis), consulting and development and integration service engagements (design, application development and systems integration) and infrastructure services (technical consulting, assessment and remediation, managed services and IT due diligence). Revenue from these services are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Edgewater Technology engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

For the three-month periods ended March 31, 2006 and 2005, revenue from strategy engagements, consulting and development and integration service engagements and infrastructure service engagements are as follows:

	Strategy Engagements	Consulting and Development and Integration Service Engagements	Infrastructure Service Engagements
Three months ended March 31:
2006	43.9%	50.1%	6.0%
2005	31.7%	57.7%	10.6%

The Company derives a significant portion of its revenue from time and materials-based contracts. Time and materials contracts represented 81.2% and 86.9% of service revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 12.5% and 6.7% of service revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used as reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

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

      In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. There was only one loss contract being monitored by the Company during the three months ended March 31, 2006. There were no loss contracts during the quarterly period ended March 31, 2005.

We also perform services on a fixed-fee basis under infrastructure services contracts, which include monthly hosting and support services.  Fixed-fee service contracts represented 6.3% and 6.4% of service revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Revenues under fixed-fee service contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

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

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract (“EITF”) No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. There were no amounts deferred under volume purchase arrangements as of March 31, 2006 or December 31, 2005.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of March 31, 2006 and December 31, 2005, the Company has recorded a deferred liability of approximately $0.2 million included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 2.0% and 3.1% of total revenue for three-month periods ended March 31, 2006 and 2005, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

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

4.             PROVISION FOR INCOME TAXES:

In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. A valuation allowance is provided to the extent tax assets are not likely to be recovered. We have recorded a valuation allowance against our gross deferred tax assets of approximately $5.2 million, which allowance has remained unchanged since December 31, 2005. This valuation allowance was established due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

The Company recorded a tax provision of $0.3 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. The tax provision represents tax expense based upon an estimated effective income tax rate of 40%, which is inclusive of both federal and state income tax rates.  The Company reduced its net deferred tax asset by approximately $0.3 million and $0.1 million during the three-month periods ended March 31, 2006 and 2005, respectively, solely related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate. This resulted in a remaining deferred tax asset of $21.2 million as of March 31, 2006. The Company does not anticipate having to expend cash for any federal income taxes in 2006 because of the availability of our net operating loss carryforwards.

5.             STOCK-BASED COMPENSATION:

Overview

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for issuances of stock options, restricted share awards and shares through the Company’s Employee Stock Purchase Plan (“ESPP”). Accordingly, no compensation expense was recognized in connection with the issuance of stock options and shares issued under the ESPP however, compensation expense was recognized in connection with the issuances of restricted share awards. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense for all of its share-based awards programs.

Had compensation expense related to stock options in reporting periods prior to December 31, 2005 been determined based on the fair value at grant date, consistent with the methodology prescribed under SFAS No. 123R, the Company’s net income and basic and diluted earnings per share would have been equal to the pro forma amounts indicated in the following table:

Three Months Ended
March 31, 2005
(In Thousands, Except
Per Share Data)

Net income as reported	$188
Add: Stock-based compensation expense included in reported net income, net of tax	20
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(85)
Pro forma income	$123

Basic and diluted earnings per share:
As reported	$0.02
Pro forma	$0.01

Share-based Compensation Plans

The Company has three share-based compensation plans which are described below; the Amended and Restated 1996 Stock Option Plan (“1996 Plan”), the Amended and Restated 2000 Stock Option Plan (“2000 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”), collectively the “Option Plans.”  Specifics related to each plan are as follows:

1996 Plan:  Grants for shares under the 1996 Plan are limited to 15% of our Company’s outstanding common stock. The only grants outstanding under the 1996 Plan are non-qualified stock option grants, with total qualified stock option grants under the 1996 Plan being limited to 650,000 shares of the Company’s common stock. No grants of qualified stock options have ever been issued under the 1996 Plan. As of March 31, 2006 there were 11,157,033 shares of common stock outstanding.

2000 Plan:  The 2000 Plan provides for grants of non-qualified stock options of our Company’s common stock. The 2000 Plan is limited to grants covering up to 4.0 million shares of our Company’s common stock.

2003 Plan:  The 2003 Plan provides for grants of non-qualified stock options and awards of restricted shares of our Company’s common stock. The 2003 Plan is limited to stock option grants and restricted stock awards covering up to 500,000 shares of our Company’s common stock.

As of March 31, 2006, there were 29,606, 673,970, and 67,850 shares available for future grant under the 1996 Plan, 2000 Plan and 2003 Plan, respectively.

Option Plans (Excluding Restricted Share Awards)

The Company’s Option Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s Common Stock.

The Option Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Stock Market System as of the date of grant. Options granted to officers and employees generally vest in three, four or five year periods, dependent upon the plan, and expire on the tenth anniversary of the grant date. Options granted to non-employee members of the Company’s Board of Directors vest immediately and expire on the fifth anniversary of the grant date, with the exception of option grants issued upon the election to the Company’s Board of Directors, of which a portion vest immediately with the remainder vesting over a two-year period. The Company has elected to expense all compensation expense related to share-based awards issued under the Option Plans on a straight-line basis over the vesting term of the award.

During the three-month period ended March 31, 2006, the Company granted 277,500 stock options (excluding issuances of restricted share awards issued under the 2003 Plan), principally as part of the annual performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate to the calculated fair value of each option based upon the historical forfeiture experience of the Option Plans. Forfeitures of awards are expected to be insignificant.

	Three Months Ended
	March 31,
	2006		2005
Expected volatility	46.3%		64.12%
Expected dividend yield	0%		0%
Expected life (in years)	4.12		4.13
Risk-free interest rate	4.6% - 4.	7%	4.2%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three-month period ended March 31, 2006 was $2.62.

A summary of stock option activity under the Option Plans (excluding restricted share awards) as of March 31, 2006, and changes during the quarter then ended is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise Price	Contractual	Intrinsic
Stock Options:	Options	Per Share	Term (Years)	Value
				(000’s)
Outstanding at January 1, 2006	4,211,797	$5.76
Granted	277,500	6.02
Exercised	(67,559)	4.40
Forfeited or expired	(61,904)	5.60
Outstanding at March 31, 2006	4,359,834	$5.80	5.30	$4,689
Exercisable at March 31, 2006	3,761,639	$5.86	5.12	$4,043

The total intrinsic value of stock options exercised during the three-month period ended March 31, 2006 was approximately $0.1 million.

2003 Equity Incentive Plan — Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of March 31, 2006, 340,150 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

During the three-month period ended March 31, 2006, the Company issued 126,400 restricted share awards to employees.

A summary of non-vested restricted share activity under the 2003 Plan as of March 31, 2006, and changes during the quarter then ended is presented below:

		Weighted
	Non-vested	Average
	Restricted	Grant Date
Restricted Share Awards:	Shares	Fair Value
Outstanding at January 1, 2006	213,750	$4.82
Granted	126,400	6.23
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2006	340,150	$5.34

No restricted share awards vested during the three-month period ended March 31, 2006.

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employees annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of March 31, 2006, approximately 255,175 shares were available for future issuance.

The fair value of the January 2006 ESPP offering was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

January 2006
ESPP Offering
Expected volatility	46.9%
Expected dividend yield	0%
Expected life (in years)	1.67
Risk-free interest rate	4.4%

The issue price of the shares of the Company’s common stock issued under the January 2006 ESPP offering was $4.12 per share and the related weighted-average fair value of the of the shares, based upon the assumptions in the preceding table, was $2.46 per share.

Financial Impact of SFAS No. 123R Adoption

Stock-based compensation expense was $243 thousand and $33 thousand in the three-months periods ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the unaudited condensed consolidated statement of operations for share-based compensation arrangements was $97 thousand for the first quarter ended March 31, 2006.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $362 thousand and the related tax deficiency was approximately $15 thousand for the quarterly period ended March 31, 2006. This tax deficiency amount is not disclosed in the accompanying unaudited condensed consolidated statement of cash flows as the Company has offset all recorded deferred tax asset activity not directly related to its existing federal net operating loss carryforwards through adjustments to its reported valuation allowance.

As of March 31, 2006, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.6 million and is expected to be recognized over a period of 5 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

6.             MARKETABLE SECURITIES:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. As of March 31, 2006 and December 31, 2005, we had $16.4 million and $27.2 million, respectively, in commercial paper. Amortized cost approximated fair value.

In February 2006, in connection with the acquisition of NDS, which is fully described in Note 7, the Company sold a marketable security instrument prior to its maturity. The sale of this security was used to fund the acquisition and does not represent a recurring activity within the Company’s marketable securities investment portfolio.

7.          BUSINESS COMBINATION:

Acquisition of National Decision Systems, Inc.:  On February 15, 2006, the Company acquired all of the outstanding capital stock of National Decision Systems, Inc. (“NDS”), pursuant to the terms of a Stock Purchase Agreement. NDS provides Business Process Improvement, Program Management and Merger and Acquisition consulting services and is located in Stamford, CT. The acquisition will expand Edgewater’s service offerings and will provide a gateway into the New York/New Jersey market. The Company paid to the shareholders of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $8.5 million in cash and assumed liabilities and 264,610 shares of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $0.7 million of direct acquisition costs.

The Company engaged an independent third-party valuation firm to assist with the allocation of the purchase price between assets, liabilities and identified intangible assets. The allocation of the initial purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	336
Acquired intangible asset	3,500	4 Years
Goodwill (not deductible for tax purposes)	5,607
Total purchase price	9,443

In addition, an earnout agreement was entered into in connection with the Purchase Agreement, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the next 12 to 24 months. Assuming all performance measurements are met within predetermined performance ranges, additional earnout consideration of approximately $7.2 million would be payable, comprised of approximately $5.8 million payable in cash and the remaining amount payable in Common Stock, which will be valued at the time of such issuance. To the extent NDS’ business performance favorably exceeds performance ranges for such measurement periods, additional earnout consideration would be payable in relation to additive EBITDA contribution by the NDS business above such performance ranges.

The NDS acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of February 15, 2006, are included in the Company’s accompanying unaudited condensed consolidated statement of operations. Pro forma financial information related to the NDS acquisition is not presented as the effect of this acquisition was not material to the Company.

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

In addition to the initial cash consideration paid to the stockholders of Ranzal, the stockholders were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the three-month period ended March 31, 2005. The Ranzal stockholders are also eligible for a second earnout payment, if certain profitability thresholds are met, during the period which commenced on March 1, 2005 and ended on February 28, 2006. On February 28, 2006, the Ranzal stockholders successfully completed their second and final earnout period, during which the required performance measurements were achieved. The Company currently estimates the amount payable to the Ranzal stockholders for the second earnout to be $2.6 million, which has been accrued and reported as an increase in goodwill in the Company’s balance sheet as of March 31, 2006. The Company expects to pay the contingent earnout consideration to the former Ranzal stockholders during the second quarter of 2006.

8.          GOODWILL AND INTANGIBLE ASSETS:

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing the “fair value” methodology. The Company evaluates the fair value of its reporting unit utilizing various valuation techniques and engages an outside valuation firm to provide valuation analysis each year on December 2, which is our selected annual measurement date.

Our net goodwill as of March 31, 2006 and December 31, 2005 was $23.8 million and $15.6 million, respectively. The increase in goodwill from December 31, 2005 was directly related to the acquisition of NDS, as described in Note 7, and successful completion of Ranzal’s second and final earnout period, which ended on February 28, 2006. During the three months ended March 31, 2006, the Company accrued approximately $2.6 million directly related to the earnout consideration payable to Ranzal’s former stockholders. Other net intangibles amounted to $4.8 million and $1.5 million as of March 31, 2006 and December 31, 2005, respectively. The net current year increase is a result addition of the identified intangible asset related to the NDS acquisition, which is described in Note 7.

Goodwill and intangible assets consisted of the following as of

	March 31, 2006			December 31, 2005
	Goodwill	Other Intangibles	Total	Goodwill	Other Intangibles	Total
	(In Thousands)
Cost basis	$32,955	$7,260	$28,475	$24,715	$3,760	$27,512
Less: Accumulated amortization	9,120	2,496	11,291	9,120	2,279	10,884
Net reported value	$23,835	$4,764	$28,599	15,595	1,481	$17,076

Total amortization expense was $0.2 million for the three months ended March 31, 2006 and 2005, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2005 through 2010.

9.          EARNINGS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Data)
Basic earnings per share:
Net income applicable to common shares	$460	$188
Weighted average common shares outstanding	10,635	10,341
Basic income per share of common stock	$0.04	$0.02

Diluted earnings per share:
Net income applicable to common shares	$460	$188
Weighted average common shares outstanding	10,635	10,341
Dilutive effect of stock options	700	421
Weighted average common shares, assuming dilutive effect of stock options	11,335	10,762
Diluted earnings per share of common stock	$0.04	$0.02

Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 0.2 million and 2.8 million for the three-month periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and 2005, there were approximately 4.7 million and 4.5 million shares outstanding under the Company’s Option Plans, respectively.

10.        RELATED PARTIES:

Synapse. The Synapse Group, Inc. (“Synapse”) is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors. Mr. Loeb joined the Company’s Board of Directors in April 2000. Synapse has been an Edgewater Technology customer since 1996. Revenue from Synapse amounted to $2.2 million in the three-month periods ended March 31, 2006 and 2005, respectively. Accounts receivable balances from Synapse were $1.5 million and $1.4 million as of March 31, 2006 and December 31, 2005, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

Lease Agreement. In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.06 and $0.04 million for the three-month periods ended March 31, 2006 and 2005, respectively. During 2001, the Company’s corporate headquarters moved to Wakefield, Massachusetts, and the Company subleased the Fayetteville facility to a third party in 2002. Sublease payments received by the Company totaled approximately $0.05 million during the three-month periods ended March 31, 2006 and 2005, respectively.

11.        COMMITMENTS AND CONTINGENCIES:

We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

The Company has received, and may continue to receive, various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001. As of March 31, 2006, the Company has one remaining outstanding assessment in an amount that is less than $0.02 million. It is possible that the Company could receive additional assessments in the future.

In addition to the initial purchase price consideration paid to the former stockholders of NDS, the stockholders are also eligible to receive additional earnout consideration. Any future earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the 12- to 24-month periods following the February 15, 2006 acquisition date. Assuming all performance measurements are met within predetermined performance ranges, additional earnout consideration of approximately $7.2 million would be payable, comprised of approximately $5.8 million payable in cash and the remaining amount payable in Common Stock, which will be valued at the time of such issuance. To the extent NDS business performance favorably exceeds performance ranges for such measurement periods, additional earnout consideration would be payable in relation to additive EBITDA contribution by the NDS business above such performance ranges.

12.        SUBSEQUENT EVENTS:

On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The lease term related to the New Space will commence upon August 1, 2006 (the “New Premises Commencement Date”), subject to the satisfaction of certain occupancy conditions. Additionally, the Third Amendment to Lease Agreement extends the expiration date per the Company’s Second Amendment to Lease agreement from December 31, 2013 to July 31, 2016.

As of the New Premises Commencement Date, base rent for the entire premises under the Third Amendment to Lease Agreement, inclusive of the existing space, as outlined in the Company’s Second Amendment to Lease agreement, and the New Space, will be $1.2 million per year for the first three-year period ending July 31, 2009, $1.3 million per year for the subsequent four-year period ending July 31, 2013 and $1.4 million per year for the final three-year period ending July 31, 2016. The Third Amendment to Lease Agreement also provides for the payment of certain common operating expenses.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere herein. We use the terms “we,” “our,” “us,” “Edgewater Technology” and “the Company” in this report to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries.

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

During the three-month period ended March 31, 2006, we generated revenue of approximately $14.3 million from a total of 122 clients. Headquartered in Wakefield, Massachusetts, our Company employed approximately 268 consulting professionals as of March 31, 2006.

Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity occurring in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. To counter balance any such decline, in the past we have implemented, as necessary, and could implement if necessary in the future, cost-savings initiatives to manage our expenses as a percentage of revenue as appropriate.

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

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within our industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2006, Compared to Results for the Three Months Ended March 31, 2005,” included elsewhere in this Quarterly Report on Form 10-Q.

Business Combinations

Our results of operations and financial condition have been impacted by the business combination transactions we have completed in 2006 and 2005, which are described below.

Acquisition of National Decision Systems, Inc.: On February 15, 2006, the Company acquired all of the outstanding capital stock of National Decision Systems, Inc. (“NDS” or the “NDS Acquisition”), pursuant to the terms of a Stock Purchase Agreement. NDS provides Business Process Improvement, Program Management and Merger and Acquisition consulting services and is located in Stamford, CT. The acquisition will expand Edgewater’s service offerings and will provide a gateway into the New York/New Jersey market. The Company paid to the shareholders of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $8.5 million in cash and assumed liabilities and 264,610 shares of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $0.7 million of direct acquisition costs.

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

The NDS acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of February 15, 2006, are included in the Company’s accompanying unaudited condensed consolidated statement of operations. Pro forma financial information related to the NDS acquisition is not presented as the effect of this acquisition was not material to the Company.

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

In addition to the initial cash consideration, the former stockholders of Ranzal are eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the three-month period ended March 31, 2005. The Ranzal stockholders are also eligible for a second earnout payment, if certain profitability thresholds are met, during the period which commenced on March 1, 2005 and ended on February 28, 2006. On February 28, 2006, the Ranzal stockholders successfully completed their second and final earnout period, during which the required performance measurements were achieved. The Company currently estimates the amount payable to the Ranzal stockholders for the second earnout to be $2.6 million, which has been accrued and reported as an increase in goodwill in the Company’s balance sheet as of March 31, 2006. The Company expects to pay the contingent earnout consideration to the former Ranzal stockholders during the second quarter of 2006.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 23, 2006.

Results for the Three Months Ended March 31, 2006, Compared to Results for the Three Months Ended March 31, 2005

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2006	2005
Revenue:
Service revenue	94.4%	92.7%
Software revenue	2.0%	3.1%
Reimbursable expenses	3.6%	4.2%
Total revenue	100.0%	100.0%

Cost of revenue:
Project and personnel costs	58.4%	50.3%
Software costs	1.9%	2.9%
Reimbursable expenses	3.6%	4.2%
Total cost of revenue	63.9%	57.4%
Gross Profit	36.1%	42.6%

Operating expenses:
Selling, general and administrative	30.5%	38.5%
Depreciation and amortization	2.4%	3.4%
Total operating expenses	32.9%	41.9%
Operating income	3.2%	0.7%
Interest income, net	2.1%	2.8%
Income before income taxes	5.3%	3.5%
Provision for income taxes	2.1%	1.4%
Net income	3.2%	2.1%

Revenue. Total revenue increased by $5.3 million, or 59.7%, to $14.3 million for the three-month period ended March 31, 2006, compared to total revenue of $9.0 million for the three-month period ended March 31, 2005.

Of the $5.3 million increase in total quarterly revenue, service revenue, excluding software and reimbursable expense revenue, increased by $5.2 million, or 62.5%, to $13.5 million, as compared to service revenue of $8.3 million in the same quarterly period in 2005. The $5.2 million increase in service revenue during the current quarter was attributable to growth experienced in our core business of $3.8 million, a 45.6% increase in core business revenue over the same quarter in the prior year, and the NDS Acquisition, which contributed $1.4 million in service revenue during the first quarter of 2006. The NDS Acquisition was completed in the first quarter of 2006 and therefore, did not impact first quarter 2005 results. The growth in our core business service revenue was primarily related to increased customer acceptance of our business strategy to deliver premium IT services. Current quarter growth was driven by improved market demand for premium IT services. In addition to increased service revenue, the Company also experienced growth in new customer accounts. During the first quarter of 2006, we have added a total of 23 new customers, including nine new customers as a result of the NDS Acquisition. We added a total of nine new customers during the first quarterly period of 2005.

Service revenue from Synapse, our largest customer, amounted to $2.2 million during the three-month periods ended March 31, 2006 and 2005. We expect current year service revenue from Synapse to be approximately $8.5 million, which is consistent with reported service revenue from Synapse in 2005. The Company entered into a new service contract with Synapse in April 2006. The new contract is scheduled to expire on December 31, 2006.

Software revenue, which is directly attributable to Ranzal, was $0.3 million for the quarterly periods ended March 31, 2006 and 2005. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Software sales have been affected in both 2006 and 2005 in connection with customer demand for such software in relation to Ranzal-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $0.1 million for the three months ended March 31, 2006, to approximately $0.5 million, as compared to $0.4 million for the three months ended March 31, 2005. The aggregate amount of reimbursed expenses will fluctuate from quarter to quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted to exclude the effects of software revenue and reimbursable expense revenue, increased 4.6%, to $268 thousand, during the quarterly period ended March 31, 2006, as compared to $256 thousand during the same quarterly period in 2005. This improvement is due to incremental increases in consultant billing rates, largely associated with our Ranzal and NDS businesses. During the first quarter of 2006, the Company increased the number of customers it served to 122, as compared to 85 customers during the comparative three-month period ended March 31, 2005. Service revenue from our five largest customers during the first quarter of 2006, including Synapse, a related party and our largest customer, was approximately 50.4% of total service revenue, as compared to 50.2% in the comparative 2005 quarterly period.

Cost of Revenue. Cost of revenue increased by $4.1 million, or 79.2%, to $9.2 million for the three-month period ended March 31, 2006, as compared to $5.1 million in the first quarterly period of 2005.

The primary reason for the increase in reported cost of revenue in the first quarter of 2006 relates to increased project and personnel costs, separate and apart from the NDS Acquisition, to support our continued growth in customer projects and revenue. Project personnel costs are principally salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects.  These costs represent the most significant expense we incur in providing our services. In total, project personnel costs increased by $3.9 million, or 87.2%, to $8.4 million in the three-month period ended March 31, 2006, as compared to $4.5 million in the same period of the prior year. As of March 31, 2006, the Company employed 268 billable consultants, as compared to 165 billable consultants as of March 31, 2005. The NDS Acquisition, which added 41 billable consultants, accounted for $0.9 million, or 21.8%, of the current year increase in project and personnel costs.

During the first quarter of 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires recognition of stock-based compensation expense on the same line item where cash compensation is recognized for our employees. As a result of the adoption of SFAS No. 123R, the Company recorded approximately $93 thousand of compensation expense, which is included in project and personnel costs. No compensation expense related to SFAS No. 123R was reported in the comparative quarterly period ended March 31, 2005.

As a percentage of service revenue, project and personnel costs increased from 54.2% during the three-month period ended March 31, 2005, to 62.4% during three-month period ended March 31, 2006. The respective increase in project personnel costs, as a percentage of service revenue, primarily reflects the increase of 103 billable consultants in the current year quarter and a decrease in the Company’s billable consultant utilization rates. The Company’s billable consultant utilization rate was 78.8% for the three-month period ended March 31, 2006, as compared to 81.5% for the three-month period ended March 1, 2005.

Software costs were $0.3 million and $1.4 million during the three-month periods ended March 31, 2006 and 2005. Software costs are expected to fluctuate between quarters depending on our customers demand for software. Reimbursable expenses, which increased in the three-month period ended March 31, 2005 by $0.1 million, or 36.4%, to $0.5 million, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported fiscal periods.

Gross Profit. Gross profit increased by $1.3 million, or 33.6%, to $5.1 million in the three-month period ended March 31, 2006, as compared to $3.8 million in the three-month period ended March 31, 2005. Gross profit, as a percentage of total revenue, decreased to 35.7% in first quarter of 2006, as compared to 42.6% in comparative 2005 quarterly period. Gross profit related to service revenue decreased from 45.8% during the three-month period ended March 31, 2005 to 37.6% for the three-month period ended March 31, 2006.

The increase in gross profit, on an absolute dollar basis, during the current quarter is directly related to growth within the Edgewater’s core business, combined with the incremental gross profit provided by NDS. Edgewater’s core business represented $0.7 million, or 57.2%, of the first quarter 2006 increase in gross profit. Factors influencing this increase include increases in customer base and increases in billable consultant headcount, which are discussed above. NDS contributed $0.6 million in gross profit during the first quarter of 2006.

The current quarter decrease in both total gross profit margin and gross profit margin related to service revenue, which decreased by 6.9% and 8.2%, respectively, was related to the decrease in the billable consultant utilization rate. The current quarter utilization rate was 78.8%, as compared to 81.5% for the first quarter of 2005. The decrease in the utilization rate in the 2006 three-month period was directly attributable to increased bench headcount in the early part of the quarter as a result of delays in starting of customer projects. Additionally, the gross profit margin for the three-month period ended March 31, 2006 was also affected by the adoption of FAS 123R, as described above.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses totaled $4.3 million, or 30.5% of total revenue for the three months ended March 31, 2006. SG&A expenses for the three-month period ended March 31, 2005 totaled $3.5 million and represented 38.5% of total revenue. The increase of $0.8 million in SG&A expenses in the current quarter is attributable to an increase in sales-related salaries and wages, stock-based compensation expense associated with the current quarter adoption of SFAS No. 123R, increased travel expenses, costs related to the implementation of Sarbanes-Oxley, the recruiting of additional billable consultants, and the NDS Acquisition.

In total, sales-related salaries expense, inclusive of commission expense, increased by $0.3 million during the three-month period ended March 31, 2006, as the Company increased sales headcount from 20 employees during the period ended March 31, 2005, to 23 employees during the current quarter. During the first quarter of 2006, the Company incurred an increase in stock-based compensation expense of $150 thousand directly related to the Company’s adoption of SFAS No. 123R. SFAS No. 123R requires recognition of stock-based compensation expense on the same line item where cash compensation is recognized for our employees.  Travel expenses increased by $0.1 million during the current quarter primarily as a result of increased sales opportunities. The Company reported an increase of $0.1 million in professional services expenses primarily related to its Sarbanes-Oxley readiness programs. During the first quarter of 2006, the Company reported increased recruiting expense of $0.1 million, as compared to the same period 2005. The increase in recruiting expense is directly related to the overall increase in the Company’s headcount from 207 to 323 in 2006. Finally, SG&A expenses for the three months ended March 31, 2006 included incremental expense related to NDS’ operations, for which expense was not present in the first quarter of 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense was $0.3 million in the three-month periods ended March 31, 2006 and 2005. Excluding amortization expense related to intangible assets identified in connection with the NDS Acquisition, depreciation and amortization expense decreased in the current quarter by $0.07 million. The decrease is related to absence of expense associated with fully amortized intangible assets from previous acquisitions.  During the current quarter, the Company recognized amortization expense related to the identified NDS intangible assets. Amortization of the NDS intangible assets amounted to $0.1 million in the first quarter of 2006. There was no amortization of NDS-related intangible assets during the first three months of fiscal 2005.

Operating Income. Operating income increased by $0.4 million, or 646.2%, to $0.5 million in the three-month period ended March 31, 2006, as compared to $0.1 million in the three-month period ended March 31, 2005. The increase in operating income is attributable to the $3.8 million increase in Edgewater’s core business service revenue during the first quarter of 2006 and the NDS acquisition, which contributed $1.4 million in service revenue in the current quarter. The first quarter of 2006 increase in service revenue was partially offset by an increase in project and personnel costs and SG&A expenses as described above.

Interest Income, Net. We earned net interest income of $0.3 million during the three-month periods ended March 31, 2006 and 2005. Despite the current quarter decrease of $10.8 million in marketable securities, interest income has remained relatively consistent from period to period as a result of increased yields on our invested balances during the current quarter.

Provision for Income Taxes. The Company recorded income tax provisions of $0.3 million in the three-month period ended March 31, 2006, as compared to a provision of $0.1 million during the three months ended March 31, 2005. These provisions represented tax expense based on an estimated effective income tax rate of 40.0% of operating income, which was inclusive of both state and federal income tax rates.

Net Income.  We reported net income of $0.5 million and $0.2 million during the three-month periods ended March 31, 2006 and 2005, respectively. The increase in net income in the presented three-month periods is a cumulative result of increases in Edgewater’s core business revenue, gross margin and other items and the contributions of the NDS Acquisition, which are discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$1,400	$1,428
Investing activities	1,250	2,960
Financing activities	362	(1,532)
Discontinued operating activities	(64)	(58)
Total cash provided during the period	$2,948	$2,798

As of March 31, 2006, we had cash, cash equivalents and marketable securities of $25.6 million, a $7.8 million, or 23.4%, decrease from the December 31, 2005 balance of $33.4 million. Working capital, which is defined as current assets less current liabilities, decreased $8.5 million, to $30.9 million, as of March 31, 2006, as compared to $39.4 million as of December 31, 2005. The decrease in the Company’s cash, cash equivalents and marketable securities and working capital is primarily related to the net cash outflow of $6.8 million related to the NDS Acquisition and cash outflow related to the first quarter payments on the 2005 performance-based bonus plan. These outflows were partially offset by an inflow of $0.5 million from collections of accounts receivables and $0.5 million in current quarter income from continuing operations.

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

Historically, a significant portion of the Company’s cash flows from operations has been derived from our largest customer, Synapse, which is also a related party. Payments received by the Company for services rendered to Synapse totaled approximately $2.2 million and $1.4 million in the three-month periods ended March 31, 2006 and 2005, respectively. All receivable amounts were collected within our normal business terms. As of March 31, 2006, we were working on a Synapse contract extension for 2006, which was completed and signed in April 2006. We expect current year service revenue from Synapse to be approximately $8.5 million, which is consistent with reported service revenue from Synapse in 2005. The new contract is scheduled to expire on December 31, 2006. We have no assurance that Synapse will continue to require our services beyond our scheduled contract termination date of December 31, 2006.

Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2006 and 2005. The cash provided during the three months ended March 31, 2006 was largely attributable to inflows of $3.2 million in accrued expenses and other liabilities, of which $2.6 million related to the Company’s accrual of expected earnout consideration to be paid to the former shareholders of Ranzal based upon the successful completion of the second and final earnout period, $0.5 million in collections of outstanding accounts receivable balances and  $0.5 million generated from income from continuing operations. These inflows were offset primarily by a cash outflow of $3.5 million related to accrued payroll and related liabilities, which included the Company’s payout of its 2005 performance-based bonuses. The cash provided during the three months ended March 31, 2005 was largely attributable to the Company’s receipt of $0.8 million on its 1997 tax carryback claim from the IRS. In both of the three-month periods presented, each of these significant cash flow transactions were offset by other changes in net income, assets and liabilities resulting in the presented net cash flow impact from operations.

Net cash provided by investing activities was $1.2 million and $3.0 million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by investing activities for the three months ended March 31, 2006 was attributable to redemptions of marketable securities of $10.8 million, which were offset by a cash outflow of $6.8 million related to the NDS Acquisition and $2.6 million in earnout consideration, payable to the former stockholders of Ranzal, directly related to the successful completion of the second and final earnout period. Cash provided by investing activities for the three months ended March 31, 2005 was attributable to $4.0 million in net redemptions of marketable securities, which were offset by the Company’s accruing of $1.0 million in earnout consideration, payable to the former stockholders of Ranzal, directly related to the successful completion of the first six-month earnout period.

As of March 31, 2006, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

Net cash provided by (used in) financing activities was $0.4 million and $(1.5) million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by financing activities during the current quarter was attributable to net cash received from stock option exercises and proceeds from the Company’s employee stock purchase program. Net cash used in financing activities for the three months ended March 31, 2005 was primarily attributable to the Company’s $1.6 million in repurchases of its common stock, net of cash received from stock option exercises and proceeds from the employee stock purchase program.

Net cash used in discontinued operations was $(0.06) million for the three months ended March 31, 2006 and 2005. Net cash used in each of the presented three-month periods related to payments on previously accrued tax matters and net payments made on lease obligations.

Our combined cash and cash equivalents increased by $2.9 million and $2.8 million in the three-month periods ended March 31, 2006 and 2005, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $25.6 million and $32.7 million as of March 31, 2006 and 2005, respectively.

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. During the three months ended March 31, 2006, our five largest customers accounted for 50.2% of our service revenue. For the three months ended March 31, 2005, our five largest customers accounted for 50.4% of our service revenue. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive service revenue from a major customer that constitutes a large portion of a particular quarter’s total service revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow. In the event there is a loss of revenue related to our largest customers, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount, through the redeployment of existing resources on to other consulting projects and cost savings initiatives that could be implemented if necessary.

Our lack of long-term customer contracts reduces the predictability of our revenue because these contracts may be canceled on short notice and without penalty. A rapid decline in demand for our services also could adversely impact our utilization of personnel, our revenue and our operating results. Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is complete. If a significant customer, or a number of customers, terminate, significantly reduce, or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, future revenue should not be predicted or anticipated based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify, or cancel a project, including but not limited to Synapse, we would be required to shift our consultants to other projects to minimize the impact on our operating results. We cannot provide assurance that we will be successful in efficiently and effectively shifting our consultants to new projects in the event of project terminations, which could result in reduced service revenue and lower gross margins. However, in the event we experience a rapid decline in the demand for our professional services, we could experience lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could result in underutilized employees. While professional staff levels may be adjusted to reflect active engagements, we may also need to maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. If we experience unexpected changes or variability in our revenue from contract terminations or reduced demand, we could experience variations in our quarterly operating results, our actual results may differ materially from the amounts planned and our operating profitability may be reduced or eliminated.

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

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. During the three-month period ended March 31, 2006, fixed-price contracts represented approximately 12.5% of our service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

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

See “Item 1 — Business - Competition” in our 2005 Annual Report on Form 10-K, as filed with the SEC on March 23, 2006, for a representative list of competitors in the IT and management consulting services space.

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

If clients view offshore development as a viable alternative to our service offerings, our pricing, revenue, margins and profitability may be negatively affected. A trend has developed whereas international IT service firms have been founded in countries such as India, which have well-educated and technically-trained workforces available at wage rates that are substantially lower than U.S. wage rates. While traditionally we have not competed with offshore development, presently this form of software development is experiencing rapid and increasing acceptance in the market. To counteract this trend, we are moving to provide premium service offerings, including design and strategy consulting engagements, which are more difficult for offshore development firms to replicate. If we are unable to continually evolve our service offerings or the rate of acceptance of offshore development advances even faster than we expect, then our pricing and revenue could be adversely affected.

We may be required to record additional goodwill impairment charges in future quarters. As of March 31, 2006, we had recorded goodwill and related intangible assets with a net book value of $28.6 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2005 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8 — Financial Statements and Supplementary Data - Notes 2 and 8” in our 2005 Annual Report on Form 10-K as filed with the SEC on March 23, 2006. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $21.2 million, net of an applicable valuation allowance, as of March 31, 2006. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

Our business could be negatively affected by material changes to our strategic relationship with Hyperion. The Ranzal business, which we acquired in October of 2004, derives a substantial portion of its revenue from a channel relationship with Hyperion Solutions Corporation. This relationship involves Hyperion assisted lead generation support with respect to the BI services provided by Ranzal. This relationship is governed by a Consulting Reseller Partner Agreement, which is subject to annual renewal and is scheduled to expire in October of 2006. A failure to renew this relationship, or a material modification or change in Hyperion’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

We rely on sales to a related party who is also a significant customer. The Synapse Group, Inc. (“Synapse”) is considered both a significant customer and a related party. Revenue from Synapse amounted to $2.2 million, or 16.6% of service revenue, and $2.2 million, or 25.2% of service revenue, for the three months ended March 31, 2006 and 2005, respectively. The Company provides services to Synapse related to infrastructure support, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In April of 2006, our Company entered into a one-year services contract with Synapse. Consistent with 2005, it is anticipated that Synapse will purchase at least $8.5 million in professional services during 2006. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenue related to Synapse services will be comparable to those generated in the past.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space and certain equipment under noncancelable operating lease arrangements through 2013. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $0.3 million for the three months ended March 31, 2006 and 2005.

On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The lease term related to the New Space will commence on August 1, 2006 (the “New Premises Commencement Date”), subject to the satisfaction of certain occupancy conditions. Additionally, the Third Amendment to Lease Agreement extends the lease expiration date, as described in the Second Amendment to Lease agreement, from December 31, 2013 to July 31, 2016.

As of the New Premises Commencement Date, base rent for the entire premises under the Third Amendment to Lease Agreement, inclusive of the existing space, as described in the Second Amendment to Lease agreement, and the New Space, will be $1.2 million per year for the first three-year period ending July 31, 2009, $1.3 million per year for the subsequent four-year period ending July 31, 2013 and $1.4 million per year for the final three-year period ending July 31, 2016. The Third Amendment to Lease Agreement also provides for the payment of certain common operating expenses.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenue, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business — Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2005 Annual Report on Form 10-K as filed with the SEC on March 23, 2006.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,”  “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,”  “can,” “will,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; and (12) the failure of the marketplace to embrace CPM or BI services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business — Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2005 Annual Report on Form 10-K filed with the SEC on March 23, 2006. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2006 and 2005. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2006 and 2005.

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

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles, which we believe are reasonable. As of the date of the filing of this Form 10-Q, our Company is not a party to any existing material litigation matters.

ITEM 1A.       RISK FACTORS

A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this quarterly report. This description includes any material changes to and supersedes the description of the risk factors associated with our business  previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described, the Company issued 264,410 shares of its Common Stock in connection with the acquisition of NDS. The Common Stock issued to the sellers of NDS capital stock was issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof and Regulation D thereunder. The Company relied upon the representation and warranties of the sellers, including their agreement with respect to restrictions on resale, in support of the satisfaction of the conditions contained in Section 4(2) and Regulation D.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable as there were no matters submitted to our Company’s stockholders during the quarterly period ended March 31, 2006.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

31.1	13a-14 Certification — President and Chief Executive Officer*

31.2	13a-14 Certification — Chief Financial Officer*

32	Section 1350 Certification*

99.1	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, effective May 4, 2006*

* - Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 8, 2006	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: May 8, 2006	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial and accounting officer)