Form 10-Q
period 2006-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2006-08-02
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 15, 2006 was 11,397,383.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,834	$6,225
Marketable securities, current	16,952	27,156
Accounts receivable, net[1] of allowance of $250 and $403, respectively	14,404	9,858
Current portion of deferred income taxes, net	1,323	1,323
Prepaid expenses and other current assets	1,021	1,367

Total current assets	42,534	45,929
Property and equipment, net	1,435	1,364
Intangible assets, net	4,437	1,481
Goodwill, net	24,042	15,595
Deferred income taxes, net	19,661	20,168
Other assets	45	52

Total assets	$92,154	$84,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,594	$2,430
Accruals related to discontinued operations	636	729
Accrued payroll and related liabilities	2,890	3,085
Deferred revenue and other liabilities	292	260

Total current liabilities	9,412	6,504
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2006 and December 31, 2005, 11,381 and 10,683 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	297	297
Paid-in capital	213,910	216,512
Treasury stock, at cost, 18,355 and 19,053 shares at June 30, 2006 and December 31, 2005, respectively	(138,054)	(143,505)
Deferred stock-based compensation	—	(913)
Retained earnings	6,589	5,694

Total stockholders’ equity	82,742	78,085

Total liabilities and stockholders’ equity	$92,154	$84,589

[1]	Includes related-party amounts of $1,538 and $1,433 at June 30, 2006 and December 31, 2005, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
Revenue:
Service revenue[1]	$14,074	$9,408	$27,576	$17,717
Software revenue	214	744	507	1,018
Reimbursable expenses	602	407	1,115	783

Total revenue	14,890	10,559	29,198	19,518
Cost of revenue:
Project and personnel costs **	8,137	4,832	16,505	9,333
Software costs	170	728	437	989
Reimbursable expenses	602	407	1,115	783

Total cost of revenue	8,909	5,967	18,057	11,105

Gross profit	5,981	4,592	11,141	8,413
Operating expenses:
Selling, general and administrative **	5,073	3,920	9,425	7,375
Depreciation and amortization	461	246	806	550

Total operating expenses	5,534	4,166	10,231	7,925

Operating income	447	426	910	488
Interest income, net	282	227	581	479

Income before income taxes	729	653	1,491	967
Provision for income taxes	294	261	596	387

Net income	$435	$392	$895	$580

Earnings per share:
Basic net income per share of common stock	$0.04	$0.04	$0.08	$0.06

Diluted net income per share of common stock	$0.04	$0.04	$0.08	$0.06

Shares used in computing basic net income per share of common stock	10,961	10,321	10,802	10,331

Shares used in computing diluted net income per share of common stock	12,156	10,628	11,795	10,697

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$69	$—	$161	$—
Selling, general and administrative	400	44	551	77

Total stock-based compensation	$469	$44	$712	$77

[1]	Includes related-party amounts of $2,237 and $2,219 for the three months ended June 30, 2006 and 2005, respectively, and $4,473 and $4,385 for the six months ended June 30, 2006 and 2005, respectively.

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$435	$392	$895	$580
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisition:
Depreciation and amortization	461	246	806	550
Provision for doubtful accounts	47	—	77	—
Deferred income taxes	250	223	507	329
Stock-based compensation	469	44	712	77
Amortization of marketable securities premiums, net	(82)	—	(128)	—
Changes in operating accounts:
Accounts receivable	(2,709)	(1,737)	(2,235)	(2,502)
Income tax refund receivable	—	597	—	1,430
Prepaid expenses and other current assets	443	165	369	116
Other assets	—	5	11	5
Accounts payable and accrued liabilities	(1,034)	(693)	2,192	(254)
Accrued payroll and related liabilities	927	644	(2,554)	737
Deferred revenue and other liabilities	77	(69)	32	177

Net cash (used in) provided by operating activities	(716)	(183)	684	1,245

Net cash used in discontinued operating activities	(29)	(37)	(93)	(95)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	5,704	7,339	16,512	15,105
Purchases of marketable securities	(6,182)	(8,832)	(6,182)	(12,602)
Purchase of National Decision Systems, Inc., net of cash acquired	140	—	(6,633)	—
Purchase of Ranzal and Associates, including payments under earnouts	(97)	49	(2,729)	(967)
Purchases of property and equipment	(167)	(151)	(320)	(171)

Net cash (used in) provided by investing activities	(602)	(1,595)	648	1,365

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from employee stock plans and stock option exercises	1,008	87	1,370	191
Repurchases of common stock	—	—	—	(1,636)

Net cash provided by (used in) financing activities	1,008	87	1,370	(1,445)

Net (decrease) increase in cash and cash equivalents	(339)	(1,728)	2,609	1,070
CASH AND CASH EQUIVALENTS, beginning of period	9,173	8,362	6,225	5,564

CASH AND CASH EQUIVALENTS, end of period	$8,834	$6,634	$8,834	$6,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$101	$10	$138	$109

Cash receipts from related parties	$2,210	$2,208	$4,376	$3,618

Cash payments to related parties	$62	$56	$123	$93

Issuance of restricted stock awards	$74	$277	$862	$277

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of June 30, 2006, our Company employed approximately 258 consulting professionals throughout our network of strategically positioned satellite offices.

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

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the three- and six-month periods ended June 30, 2006 and 2005, revenue from strategy engagements, consulting and development and integration service engagements and infrastructure service engagements are as follows:

	Strategy Engagements	Consulting and Development and Integration Service Engagements	Infrastructure Service Engagements
Three months ended June 30:
2006	52.4%	41.2%	6.4%
2005	37.9%	54.3%	7.8%

Six months ended June 30:
2006	49.3%	44.7%	6.0%
2005	35.3%	55.6%	9.1%

The Company derives a significant portion of its revenue from time and materials-based contracts. Time and materials contracts represented 79.6% and 85.5% of service revenue for the three- and six-month periods ended June 30, 2006, respectively. Time and materials contracts represented 79.6% and 82.8% of service revenue for the three- and six-month periods ended June 30, 2005, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 14.0% and 8.5% of service revenue for the three- and six-month periods ended June 30, 2006, respectively. Fixed-price contracts represented 14.0% and 10.6% of service revenue for the three- and six-month periods ended June 30, 2005, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used as reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned. The warranty term is typically short-term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate and estimates are adjusted as needed in the period revised estimates are made.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee service contracts represented 6.4% and 6.0% of service revenue for the three- and six-month periods ended June 30, 2006, respectively. Fixed-fee service contracts represented 6.4% and 6.6% of service revenue for the three- and six-month periods ended June 30, 2005, respectively. Revenues under fixed-fee service contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

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

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract (“EITF”) No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. There were no amounts deferred under volume purchase arrangements as of June 30, 2006 or December 31, 2005.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of June 30, 2006 and December 31, 2005, the Company has recorded a deferred liability of approximately $0.2 million included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 1.4% and 1.7% of total revenue for three- and six-month periods ended June 30, 2006, respectively. Revenue from software resale arrangements represented 7.0% and 5.2% of total revenue for three- and six-month periods ended June 30, 2005, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

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

4. PROVISION FOR INCOME TAXES:

In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. A valuation allowance is provided to the extent tax assets are not likely to be recovered. The valuation allowance was established due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

We have recorded a valuation allowance against our gross deferred tax assets of approximately $5.5 million as of June 30, 2006. The valuation allowance has increased by $0.3 million during 2006. The increase is a result of our fully reserving additions to our deferred tax asset in connection with tax benefits recorded under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

The Company recorded a tax provision of $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively. The tax provision represents tax expense based upon an estimated effective income tax rate of 40%, which is inclusive of both federal and state income tax rates. The Company reduced its net deferred tax asset by approximately $0.3 million and $0.5 million during the three- and six-month periods ended June 30, 2006, respectively, solely related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate. This resulted in a remaining deferred tax asset of $21.0 million as of June 30, 2006. The Company recorded a tax provision of $0.3 million and $0.4 million for the three and six months ended June 30, 2005, respectively. The Company does not anticipate having to expend cash for any federal income taxes in 2006 because of the availability of our net operating loss carryforwards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for issuances of stock options, restricted share awards and shares through the Company’s Employee Stock Purchase Plan (“ESPP”). Accordingly, no compensation expense was recognized in connection with the issuance of stock options and shares issued under the ESPP however, compensation expense was recognized in connection with issuances of restricted share awards. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense for all of its share-based awards programs.

Had compensation expense related to stock options in reporting periods prior to December 31, 2005 been determined based on the fair value at grant date, consistent with the methodology prescribed under SFAS No. 123R, the Company’s net income and basic and diluted earnings per share would have been equal to the pro forma amounts indicated in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In Thousands, Except Per Share Data)
Net income as reported	$392	$580
Add: Stock-based compensation expense included in reported net income, net of tax	26	46
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(189)	(335)

Pro forma income	$229	$291

Basic and diluted earnings per share:
As reported	$0.04	$0.06

Pro forma	$0.02	$0.03

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Plans

The Company has three share-based compensation plans which are described below; the Amended and Restated 1996 Stock Option Plan (“1996 Plan”), the Amended and Restated 2000 Stock Option Plan (“2000 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”), collectively the “Option Plans.” Specifics related to each plan are as follows:

1996 Plan: Grants for shares under the 1996 Plan are limited to 15% of our Company’s outstanding common stock. The only grants outstanding under the 1996 Plan are non-qualified stock option grants, with total qualified stock option grants under the 1996 Plan being limited to 650,000 shares of the Company’s common stock. No grants of qualified stock options have ever been issued under the 1996 Plan. As of June 30, 2006 there were 11,380,882 shares of common stock outstanding. The 1996 Plan expired on June 30, 2006; thus, no further grants will be awarded after June 30, 2006, but options awarded prior to that date remain outstanding subject to the terms of the 1996 Plan and related option Agreement.

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

As of June 30, 2006, there were 593,867, and 59,450 shares available for future grant under the 2000 Plan and 2003 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

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

During the three- and six-month periods ended June 30, 2006, the Company granted 137,583 and 415,083 stock options, respectively (excluding issuances of restricted share awards issued under the 2003 Plan), principally as part of the annual performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate to the calculated fair value of each option based upon the historical forfeiture experience of the Option Plans. Forfeitures of awards are expected to be insignificant.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	45.8% - 46.1%	63.0%	45.8% - 46.3%	63.0%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	3.99 - 4.03	4.0	3.99 - 4.12	4.0
Risk-free interest rate	5.0%	3.7%	4.6% - 5.0%	3.7%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three- and six-month periods ended June 30, 2006 was $2.97 and $2.73, respectively.

A summary of stock option activity under the Option Plans (excluding restricted share awards) as of June 30, 2006, and changes during the quarter then ended is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(000’s)
Outstanding at January 1, 2006	4,211,797	$5.76
Granted	277,500	6.02
Exercised	(67,559)	4.40
Forfeited or expired	(61,904)	5.60

Outstanding at March 31, 2006	4,359,834	$5.80	5.30	$4,689
Granted	137,583	7.09
Exercised	(193,588)	4.68
Forfeited or expired	(25,330)	5.59

Outstanding at June 30, 2006	4,278,499	$5.89	5.10	$5,914

Exercisable at June 30, 2006	3,678,457	$5.92	4.62	$5,130

The total intrinsic value of stock options exercised during the three- and six-month periods ended June 30, 2006 was approximately $490 thousand and $609 thousand, respectively.

2003 Equity Incentive Plan – Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of June 30, 2006, 309,900 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

During the three- and six-month periods ended June 30, 2006, the Company issued 10,000 and 136,400 restricted share awards to employees at a purchase price of $0.01 per share. The Company issued 76,250 restricted share awards to employees during the three- and six-month periods ended June 30, 2005.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of non-vested restricted share activity under the 2003 Plan as of June 30, 2006, and changes during the quarter then ended is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	213,750	$4.82
Granted	126,400	6.23
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	340,150	$5.34
Granted	10,000	7.44
Exercised	(40,250)	4.55
Forfeited or expired	—	—

Outstanding at June 30, 2006	309,900	$5.51

The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2006 was $183 thousand. The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2005 was $119 thousand.

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employees annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of June 30, 2006, approximately 234,915 shares were available for future issuance.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

	April 2006 ESPP Offering	January 2006 ESPP Offering
Expected volatility	46.3%	46.9%
Expected dividend yield	0%	0%
Expected life (in years)	1.67	1.67
Risk-free interest rate	4.8%	4.4%

The issue price of the shares of the Company’s common stock issued under the April 2006 and January 2006 ESPP offering was $4.98 and $4.12 per share, respectively, and the related weighted-average fair value of the shares, based upon the assumptions in the preceding table, was $2.49 and $2.46 per share, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Impact of SFAS No. 123R Adoption

Stock-based compensation expense under all of the Company’s share-based plans was $469 thousand and $712 thousand in the three- and six-month periods ended June 30, 2006, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $44 thousand and $77 thousand in the three- and six-month periods ended June 30, 2005, respectively. The total income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements was $187 thousand and $285 thousand for the three- and six-month periods ended June 30, 2006, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $1,008 thousand and $1,370 thousand during the three- and six-month periods ended June 30, 2006, respectively. The related tax benefit (deficiency) was approximately $8 thousand and $(8) thousand for the three- and six-month periods ended June 30, 2006, respectively. The tax benefit and deficiency amounts are not disclosed in the accompanying unaudited condensed consolidated statements of cash flows as the Company has offset all recorded deferred tax asset activity not directly related to its existing federal net operating loss carryforwards through adjustments to its reported valuation allowance.

As of June 30, 2006, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.6 million and is expected to be recognized over a period of 5 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

6. MARKETABLE SECURITIES:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. As of June 30, 2006 and December 31, 2005, we had $17.0 million and $27.2 million, respectively, in commercial paper. Amortized cost approximated fair value.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company engaged an independent third-party valuation firm to assist with the allocation of the purchase price between assets, liabilities and identified intangible assets. The allocation of the initial purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$336
Acquired intangible asset	3,500	4 Years
Goodwill (not deductible for tax purposes)	5,607

Total purchase price	$9,443

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

The NDS acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of February 15, 2006, are included in the Company’s accompanying unaudited condensed consolidated statements of operations. Pro forma financial information related to the NDS acquisition is not presented as the effect of this acquisition was not material to the Company.

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

In addition to the initial cash consideration paid to the stockholders of Ranzal, the stockholders were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the three-month period ended March 31, 2005. The Ranzal stockholders are also eligible for a second earnout payment, if certain profitability thresholds are met, during the period which commenced on March 1, 2005 and ended on February 28, 2006. On February 28, 2006, the Ranzal stockholders successfully completed their second and final earnout period, during which the required performance measurements were achieved. The Company currently estimates the amount payable to the Ranzal stockholders for the second earnout to be $2.7 million, which has been accrued and reported as an increase in goodwill in the Company’s balance sheet as of June 30, 2006. The Company expects to pay the contingent earnout consideration to the former Ranzal stockholders during the third quarter of 2006.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our net goodwill as of June 30, 2006 and December 31, 2005 was $24.0 million and $15.6 million, respectively. The increase in goodwill from December 31, 2005 was directly related to the acquisition of NDS, as described in Note 7, and successful completion of Ranzal’s second and final earnout period, which ended on February 28, 2006. During the six-month period ended June 30, 2006, the Company accrued approximately $2.7 million directly related to the earnout consideration payable to Ranzal’s former stockholders. Other net intangibles amounted to $4.4 million and $1.5 million as of June 30, 2006 and December 31, 2005, respectively. The net current year increase is a result addition of the identified intangible asset related to the NDS acquisition, which is described in Note 7.

Goodwill and intangible assets consisted of the following as of:

	June 30, 2006			December 31, 2005
	Goodwill	Other Intangibles	Total	Goodwill	Other Intangibles	Total
	(In Thousands)
Cost basis	$33,162	$7,260	$40,422	$24,715	$3,760	$27,512
Less: Accumulated amortization	9,120	2,823	11,943	9,120	2,279	10,884

Net reported value	$24,042	$4,423	$28,479	$15,595	$1,481	$17,076

Total amortization expense was $327 thousand and $544 thousand during the three- and six-month periods ended June 30, 2006, respectively. Total amortization expense was $108 thousand and $299 thousand during the three- and six-month periods ended June 30, 2005, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2006 through 2010.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. EARNINGS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In Thousands, Except Per Share Data)
	2006	2005	2006	2005
Basic earnings per share:
Net income applicable to common shares	$435	$392	$895	$580

Weighted average common shares outstanding	10,961	10,321	10,802	10,331

Basic income per share of common stock	$0.04	$0.04	$0.08	$0.06

Diluted earnings per share:
Net income applicable to common shares	$435	$392	$895	$580

Weighted average common shares outstanding	10,961	10,321	10,802	10,331
Dilutive effect of stock options	1,195	307	993	366

Weighted average common shares, assuming dilutive effect of stock options	12,156	10,628	11,795	10,697

Diluted earnings per share of common stock	$0.04	$0.04	$0.08	$0.06

Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 0.3 million in both the three- and six-month periods ended June 30, 2006. The diluted computation would have increased by approximately 3.2 million and 2.9 million for the three- and six-month periods ended June 30, 2005, respectively. As of June 30, 2006 and 2005, there were approximately 4.3 million and 4.7 million shares outstanding under the Company’s Option Plans, respectively.

10. RELATED PARTIES:

Synapse. The Synapse Group, Inc. (“Synapse”) is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors. Mr. Loeb joined the Company’s Board of Directors in April 2000. Synapse has been an Edgewater Technology customer since 1996. Revenue from Synapse amounted to $2.2 million and $4.5 million in the three-and six-month periods ended June 30, 2006, respectively. Revenue from Synapse amounted to $2.2 million and $4.4 million in the three-and six-month periods ended June 30, 2005, respectively. Accounts receivable balances from Synapse were $1.5 million and $1.4 million as of June 30, 2006 and December 31, 2005, respectively, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

Lease Agreement. In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville,

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $0.06 million and $0.1 million for the three- and six-month periods ended June 30, 2006, respectively. Rent payments related to these facilities totaled approximately $0.06 million and $0.09 million for the three- and six-month periods ended June 30, 2005, respectively. During 2001, the Company’s corporate headquarters moved to Wakefield, Massachusetts, and the Company subleased the Fayetteville facility to a third party in 2002. Sublease payments received by the Company totaled approximately $0.05 million and $0.09 million during the three- and six-month periods ended June 30, 2006, respectively. Sublease payments received by the Company totaled approximately $0.05 million and $0.09 million during the three- and six-month periods ended June 30, 2005, respectively.

11. COMMITMENTS AND CONTINGENCIES:

We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

The Company has received, and may continue to receive, various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001. As of June 30, 2006, the Company has one remaining outstanding assessment in an amount that is less than $0.02 million. It is possible that the Company could receive additional assessments in the future.

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

During the three- and six-month periods ended June 30, 2006, we generated revenue of approximately $14.9 million and $29.2 million, respectively, from a total of 133 and 152 clients, respectively. Headquartered in Wakefield, Massachusetts, our Company employed approximately 258 consulting professionals as of June 30, 2006.

Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity occurring in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. To counter-balance any such decline, in the past we have implemented, as necessary, and could implement if necessary in the future, cost-savings initiatives to manage our expenses as a percentage of revenue as appropriate.

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

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2006, Compared to Results for the Three and Six Months Ended June 30, 2005,” included elsewhere in this Quarterly Report on Form 10-Q.

Business Combinations

Our results of operations and financial condition have been impacted by the business combination transactions we completed in 2006 and 2004, which are described below.

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

In addition to the initial cash consideration, the former stockholders of Ranzal are eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the three-month period ended March 31, 2005. The Ranzal stockholders are also eligible for a second earnout payment, if certain profitability thresholds are met, during the period which commenced on March 1, 2005 and ended on February 28, 2006. On February 28, 2006, the Ranzal stockholders successfully completed their second and final earnout period, during which the required performance measurements were achieved. The Company currently estimates the amount payable to the Ranzal stockholders for the second earnout to be $2.7 million, which has been accrued and reported as an increase in goodwill in the Company’s balance sheet as of June 30, 2006. The Company expects to pay the contingent earnout consideration to the former Ranzal stockholders during the third quarter of 2006.

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

Results for the Three and Six Months Ended June 30, 2006, Compared to Results for the Three and Six Months Ended June 30, 2005

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Service revenue	94.5%	89.1%	94.4%	90.8%
Software revenue	1.5%	7.0%	1.8%	5.2%
Reimbursable expenses	4.0%	3.9%	3.8%	4.0%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	54.6%	45.8%	56.5%	47.8%
Software costs	1.2%	6.9%	1.5%	5.1%
Reimbursable expenses	4.0%	3.8%	3.8%	4.0%

Total cost of revenue	59.8%	56.5%	61.8%	56.9%

Gross Profit	40.2%	43.5%	38.2%	43.1%
Operating expenses:
Selling, general and administrative	34.1%	37.1%	32.3%	37.8%
Depreciation and amortization	3.1%	2.3%	2.8%	2.8%

Total operating expenses	37.2%	39.4%	35.1%	40.6%

Operating income	3.0%	4.1%	3.1%	2.5%
Interest income, net	1.9%	2.1%	2.0%	2.5%

Income before income taxes	4.9%	6.2%	5.1%	5.0%
Provision for income taxes	2.0%	2.5%	2.0%	2.0%

Net income	2.9%	3.7%	3.1%	3.0%

Revenue. Total revenue increased by $4.3 million, or 41.0%, to $14.9 million for the three-month period ended June 30, 2006, compared to total revenue of $10.6 million in the three-month period ended June 30, 2005. Total revenue increased by $9.7 million, or 49.6%, to $29.2 million for the six-month period ended June 30, 2006, as compared to total revenue of $19.5 million in the six-month period ended June 30, 2005.

In the three- and six month periods ended June 30, 2006, service revenue, excluding software and reimbursable expense revenue, increased by $4.7 million, or 49.6%, and $9.9 million, or 55.6%, respectively, as compared to service revenue in the same three- and six-month periods in 2005. The $4.7 million increase in service revenue during the current quarter was attributable to growth experienced in our core business of $2.3 million, a 24.2% increase in core business revenue over the same quarter in the prior year, and the NDS Acquisition, which closed on February 15, 2006 and contributed $2.4 million in service revenue during the second quarter of 2006. Additionally, the $9.9 million increase in service revenue during the six-month period ended June 30, 2006 was attributable to growth experienced in our core business of $6.1 million, a 34.2% increase in core business revenue over the same period in the prior year, and the NDS Acquisition, which contributed $3.8 million in service revenue during the six-month period of 2006.

The growth in our core business service revenue was primarily related to increased customer acceptance of our business strategy to deliver premium IT services. The NDS Acquisition was completed in the first quarter of 2006 and therefore, did not impact results for the three and six months ended June 30, 2005. Current quarter and year-to-date growth was driven by improved market demand for premium IT services. During the three and six months ended June 30, 2006, we added a total of 14 and 28 new customers, respectively. Not included in the new customer amounts above are nine customers added during the six-month period ended June 30, 2006 as a result of the NDS Acquisition. We added a total of 17 and 26 new customers during the three and six month periods ended June 30, 2005.

Service revenue from Synapse, our largest customer, amounted to $2.2 million and $4.5 million during the three- and six-month periods ended June 30, 2006, respectively. Revenues from Synapse in the same three and six-month periods ended June 30, 2005 totaled $2.2 million and $4.4 million, respectively. We expect current year service revenue from Synapse to be approximately $8.5 million, which is consistent with reported service revenue from Synapse in 2005. The Company entered into a new service contract with Synapse in April 2006. The new contract is scheduled to expire on December 31, 2006.

Software revenue, which is directly attributable to Ranzal, was $0.2 million and $0.5 million for the three- and six-month periods ended June 30, 2006, respectively. Software revenue for the three- and six-month periods ended June 30, 2005 totaled $0.7 million and $1.0 million, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Software sales have been affected in both 2006 and 2005 in connection with customer demand for such software in relation to BI-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $0.6 million and $1.1 million during the three- and six month period ended June 30, 2006, respectively. Reimbursed expense revenue totaled $0.4 million and $0.8 million in the three- and six-month periods ended June 30, 2005, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter to quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted to exclude the effects of software revenue and reimbursable expense revenue, increased 6.0%, to $280 thousand, during the quarterly period ended June 30, 2006, as compared to $264 thousand during the same quarterly period in 2005. Similarly, our annualized revenue per billable consultant increased 5.3%, to $274 thousand, during the six-month period ended June 30, 2006, as compared to $260 thousand during the same year-to-date period in 2005. The periodic improvement is due to incremental increases in consultant billing rates, largely associated with our Ranzal and NDS businesses. During the six-month period ended June 30, 2006, the Company increased the number of customers it served to 152, as compared to 112 customers during the comparative six-month period ended June 30, 2005. Service revenue from our five largest customers during the three- and six-month periods ended June 30, 2006 was approximately 49.6% and 49.9% of total service revenue, respectively, as compared to 49.6% and 49.5% in the comparative 2005 quarterly and year-to-date periods, respectively.

Cost of Revenue. Cost of revenue increased by $2.9 million, or 49.3%, to $8.9 million for the three-month period ended June 30, 2006, as compared to $6.0 million in the same quarterly period of 2005. Similarly, cost of revenue increased by $7.0 million, or 62.6%, to $18.1 million for the six-month period ended June 30, 2006, as compared to cost of revenue of $11.1 million in the six-month period ended June 30, 2005.

The primary reason for the increase in reported cost of revenue in the three- and six-month periods ended June 30, 2006 relates to increased project and personnel costs, separate and apart from the NDS Acquisition, to support our continued growth in customer projects and revenue. Project personnel costs are principally salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, during the three and six months ended June 30, 2006, project personnel costs increased by $3.3 million, or 68.4%, and $7.2 million, or 76.8%, respectively. As of June 30, 2006, the Company employed 258 billable consultants, as compared to 183 billable consultants as of June 30, 2005. The NDS Acquisition, which added 41 billable consultants, accounted for $1.4 million, or 40.1%, of the current quarter increase in project and personnel costs. NDS-related project and personnel costs accounted for $2.2 million, or 30.8% of the comparative year-to-date increase.

During the first quarter of 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires recognition of stock-based compensation expense, together with cash compensation paid to our employees, as project and personnel costs. As a result of the adoption of SFAS No. 123R, the Company, during the three and six-month periods ended June 30, 2006, recorded approximately $69 thousand and $161 thousand, respectively, of compensation expense included in project and personnel costs. No compensation expense related to SFAS No. 123R was reported in the comparative three- and six-month periods ended June 30, 2005.

As a percentage of service revenue, project and personnel costs increased from 51.4% during the three-month period ended June 30, 2005, to 57.8% during three-month period ended June 30, 2006. Similarly, project and personnel costs, as a percentage of service revenue, increased from 52.7% during the six-month period ended June 30, 2005, to 59.9% during six-month period ended June 30, 2006. The respective increases in project personnel costs, as a percentage of service revenue, primarily reflect the increase of 75 billable consultants in the current year quarter and a decrease in the Company’s billable consultant utilization rates. The Company’s billable consultant utilization rate was 77.0% for the three-month period ended June 30, 2006, as compared to 84.0% for the three-month period ended June 30, 2005. The Company’s billable consultant utilization rate decreased to 77.9% during the six months ended June 30, 2006, as compared to 82.8% during the comparative 2005 year-to-date period. Approximately 2% of this 4.9% decline in second quarter billable consultant utilization is related to the deferral of revenue recognition for time spent on one engagement experiencing project delivery difficulties. The Company is working with the customer to address the issues involved.

Software costs were $0.2 million and $0.4 million during the three- and six-month periods ended June 30, 2006, respectively, as compared to software costs of $0.7 million and $1.0 million during the six-month period ended June 30, 2005. Software costs are expected to fluctuate between quarters depending on our customer’s demand for software. Reimbursable expenses increased by $0.2 million, or 47.9%, to $0.6 million during the three months ended June 30, 2006, as compared to reimbursable expenses of $0.4 million during the comparative 2005 quarterly period. Similarly, reimbursable expenses increased by $0.3 million, or 42.4%, to $1.1 million during the three months ended June 30, 2006, as compared to reimbursable expenses of $0.8 million during the comparative 2005 quarterly period. The quarterly and year-to-date increases in reimbursable expenses are a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported fiscal periods.

Gross Profit. Gross profit increased by $1.4 million, or 30.3%, to $6.0 million in the three-month period ended June 30, 2006, as compared to gross profit of $4.6 million in the three-month period ended June 30, 2005. Gross profit, as a percentage of total revenue, decreased to 40.2% in second quarter of 2006, as compared to 43.5% in comparative 2005 quarterly period. Gross profit related to service revenue decreased to 42.2% during the three-month period ended June 30, 2006, as compared to 48.6% for the three-month period ended June 30, 2005.

During the six months ended June 30, 2006, gross profit increased by $2.7 million, or 32.4%, to $11.1 million, as compared to gross profit of $8.4 million in the six-month period ended June 30, 2005. Gross profit, as a percentage of total revenue, decreased to 38.2% in the 2006 year-to-date period, as compared to 43.1% in comparative 2005 year-to-date period. Gross profit related to service revenue decreased from 47.3% during the six-month period ended June 30, 2005 to 40.1% for the six-month period ended June 30, 2006.

The increase in gross profit, on an absolute dollar basis, during the current quarterly and year-to-date periods is directly related to growth within the Edgewater’s core business, combined with the incremental gross profit provided by NDS. Edgewater’s core business represented $0.4 million, or 25.6%, of the second quarter 2006 increase in gross profit and $1.1 million, or 42.0%, of the year-to-date increase in gross profit. Factors influencing the increases include increases in customer base and increases in billable consultant headcount, which are discussed above. NDS contributed $1.0 million and $1.6 million in gross profit during the three- and six-month periods ended June 30, 2006.

The current quarter and year-to-date decreases in both total gross profit margin and gross profit margin related to service revenue, as described above, was related to the decrease in the billable consultant utilization rate. The current quarter utilization rate was 77.0%, as compared to 84.0% for the second quarter of 2005. The 2006 year-to-date utilization rate was 77.9%, as compared to 82.8% during the comparative 2005 year-to-date period. The decreases in the comparative utilization rates in both of the 2006 three- and six-month periods was directly attributable to increased bench headcount, as a result of delays in starting of customer projects and the project delivery difficulty described above. Additionally, the gross profit margin for both the three- and six-month periods ended June 30, 2006 was also affected by the adoption of FAS 123R, as described above.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses totaled $5.1 million, or 34.1%, and $9.4 million, or 32.3%, of total revenue for the three and six months ended June 30, 2006, respectively. SG&A expenses for the three- and six-month periods ended June 30, 2005 totaled $3.9 million and $7.4 million, respectively, and represented 37.1% and 37.8% of total revenue, respectively.

The $1.2 million increase in SG&A expenses in the current quarter is attributable to increases in sales-related salaries and wages, stock-based compensation expense associated with the current year adoption of SFAS No. 123R, increased travel expenses and the NDS Acquisition. The $2.0 million increase in SG&A expenses during the six-month period ended June 30, 2006 is attributable to increases in sales-related salaries and wages, stock-based compensation expense associated with the current year adoption of SFAS No. 123R, increased travel expenses, costs related to the implementation of Sarbanes-Oxley, and the NDS Acquisition.

During the three months ended June 30, 2006, sales-related salaries expense, inclusive of commission expense, increased by $0.5 million as the Company, in connection with its quarterly revenue growth, incurred comparatively higher commission expense. During the second quarter of 2006, the Company incurred an increase in stock-based compensation expense of $0.4 million directly related to the Company’s adoption of SFAS No. 123R. SFAS No. 123R requires recognition of stock-based compensation expense, together with cash compensation paid to our employees, as an SG&A expense. Travel expenses increased by $0.1 million during the current quarter primarily as a result of increased sales opportunities. Finally, SG&A expenses for the three months ended June 30, 2006 included incremental expense related to NDS’ operations, for which expense was not present in the second quarter of 2005.

During the six months ended June 30, 2006, sales-related salaries expense, inclusive of commission expense, increased by $0.7 million as the Company, in connection with its quarterly revenue growth, incurred comparatively higher commission expense. During the six months ended June 30, 2006, the Company incurred an increase in stock-based compensation expense of $0.5 million directly related to SFAS No. 123R. Travel expenses increased by $0.2 million during the current year-to-date period primarily as a result of increased sales opportunities. The Company reported an increase of $0.1 million in professional services expenses primarily related to its Sarbanes-Oxley readiness programs. Finally, SG&A expenses for the six months ended June 30, 2006 included incremental expense related to NDS’ operations, for which expense was not present in the comparative six-month period of 2005.

As more fully described in Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” and under “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments,” the Company amended its lease agreement with Harvard Mills Limited Partnership. As a result of this, the Company expects future SG&A expense to increase by approximately $175 thousand per quarter through July 2009.

Depreciation and Amortization Expense. Depreciation and amortization expense was $0.5 million and $0.8 million in the three- and six-month periods ended June 30, 2006, respectively. Depreciation and amortization expense totaled $0.2 million and $0.6 million in the comparative three- and six-month periods ended June 30, 2005. The current quarter increase in depreciation and amortization of $0.2 million and the year-to-date increase of $0.3 million are directly related to the amortization of the identified intangible assets associated with the NDS acquisition. Amortization related to the NDS intangible assets amounted to $0.2 million and $0.3 million in the three- and six-month periods ended June 30, 2006, respectively. There was no amortization of NDS intangible assets during the comparative three- and six-month periods of 2005.

Operating Income. Operating income increased by $21 thousand, or 5.0%, to $447 thousand in the three-month period ended June 30, 2006, as compared to operating income of $426 thousand in the three-month period ended June 30, 2005. Similarly, operating income increased by $422 thousand, or 86.5%, to $910 thousand in the six-month period ended June 30, 2006, as compared to operating income of $488 thousand in the six-month period ended June 30, 2005.

The increase in operating income during the three-month period ended June 30, 2006 is attributable to the $2.3 million increase in Edgewater’s core business service revenue during the second quarter of 2006 and the NDS acquisition, which contributed $2.4 million in service revenue in the current quarter. The second quarter of 2006 increase in service revenue was offset by an increase in project and personnel costs and SG&A expenses, as described above. The increase in operating income during the six-month period ended June 30, 2006 is attributable to the $6.1 million increase in Edgewater’s core business service revenue during the year-to-date period of 2006 and the NDS acquisition, which contributed $3.8 million in service revenue during the first six months.

Interest Income, Net. We earned net interest income of $0.3 million and $0.6 million during the three- and six-month periods ended June 30, 2006, respectively. Interest income totaled $0.2 million and $0.5 million in the comparative three- and six-month periods ended June 30, 2005, respectively. Despite the current year $10.2 million decrease in marketable securities, interest income has remained relatively consistent from period to period as a result of increased yields on our invested balances during the current three- and six-month periods.

Provision for Income Taxes. The Company recorded income tax provisions of $0.3 million and $0.6 million in the three- and six-month periods ended June 30, 2006, respectively, as compared to provisions of $0.3 million and $0.4 million during the three months ended June 30, 2005. These provisions represented tax expense based on an estimated effective income tax rate of 40.0% of operating income, which was inclusive of both state and federal income tax rates.

Net Income. We reported net income of $0.4 million and $0.9 million during the three- and six-month periods ended June 30, 2006, respectively. Net income increased by $43 thousand, or 11.0%, and $315 thousand, or 54.3%, in the current quarterly and year-to-date periods, respectively. The increase in net income in the three- and six-month periods is a cumulative result of increases in Edgewater’s core business revenue, gross margin and other items and the contributions of the NDS Acquisition, which are discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(716)	$(183)	$684	$1,245
Discontinued operating activities	(29)	(37)	(93)	(95)
Investing activities	(602)	(1,595)	648	1,365
Financing activities	1,008	87	1,370	(1,445)

Total (used) provided during the period	$(339)	$(1,728)	$2,609	$1,070

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $25.9 million, a $7.5 million, or 22.5%, decrease from the December 31, 2005 balance of $33.4 million. Working capital, which is defined as current assets less current liabilities, decreased $6.3 million, to $33.1 million, as of June 30, 2006, as compared to $39.4 million as of December 31, 2005. The decrease in the Company’s cash, cash equivalents and marketable securities and working capital is primarily related to the net cash outflow of $6.6 million related to the NDS Acquisition, cash outflow related to the first quarter payments on the 2005 performance-based bonus plan and an increase of $2.2 million in outstanding accounts receivable balances. These outflows were partially offset by an inflow of $1.4 million in proceeds from employee stock plan and stock option exercises and $0.9 million in year-to-date income from continuing operations.

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

Historically, a significant portion of the Company’s cash flows from operations has been derived from our largest customer, Synapse, which is also a related party. Payments received by the Company for services rendered to Synapse totaled approximately $2.2 million and $4.4 million in the three- and six-month periods ended June 30, 2006, respectively. Payments received from Synapse totaled approximately $2.2 million and $3.6 million in the three- and six-month periods ended June 30, 2005, respectively. All receivable amounts were collected within our normal business terms. In April of 2006, our Company entered into a one-year services contract with Synapse. Consistent with 2005, it is anticipated that Synapse will purchase at least $8.5 million in professional services during 2006. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current period. Additionally, there is no guarantee that revenue related to Synapse services will be comparable to those generated in the past.

Cash used by operating activities was $0.7 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. The cash used during the three months ended June 30, 2006 was largely attributable to outflows of cash related to the increase in accounts receivable balances, in connection with increased revenues, of $2.7 million and the payment of accounts payable and accrued liabilities of $1.0 million in connection with the NDS acquisition. These outflows were partially offset by inflows attributable to reported income from continuing operations of $0.4 million, $0.5 million in prepaid and other assets related to the routine amortization of annual insurance premiums and $0.9 million in accrued payroll and related liabilities. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.3 million, stock-based compensation expense under SFAS No. 123R of $0.5 million, and depreciation and amortization expense of $0.5 million.

The cash used by operating activities during the three-month period ended June 30, 2005 was largely attributable to the increase in accounts receivable balances, in connection with increased revenues, of $1.7 million and the payment of accounts payable amounts related to insurance premiums of $0.7 million. These uses of cash were offset by inflows of cash from reported operating income for the three-month period June 30, 2005 of $0.4 million, the Company’s receipt of $0.6 million on its 1997 tax carryback claim from the IRS and $0.6 million in accrued payroll and related liabilities, which was primarily related to the Company’s second quarter accrual of bonus amounts under its 2005 performance-based bonus plan. Additional positive cash flow items in the three-month period ended June 30, 2005 related to the Company’s utilization of its deferred tax asset of $0.2 million and depreciation and amortization of $0.2 million. In the three-month period ended June 30, 2005, the primary use of cash related to decreases in the Company’s accounts payable and accrued payroll balances totaling $0.5 million.

Net cash provided by operating activities was $0.7 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. The cash provided during the six months ended June 30, 2006 was attributable to an increase in accounts payable and accrued liabilities of $2.2 million, which was related to the accrual of Ranzal’s second earnout payment contingency of $2.7 million, income from continuing operations of $0.9 million, and $0.4 million in prepaid and other assets related to the routine amortization of annual insurance premiums. Additional positive cash flow items in the current year-to-date period related to the Company’s utilization of its deferred tax asset of $0.5 million, stock-based compensation expense under SFAS No. 123R of $0.7 million, and depreciation and amortization expense of $0.8 million. These inflows of cash were primarily offset by the Company’s use of $2.2 million related to its increase in accounts receivable balances and a decrease in accrued payroll and related liabilities of $2.6 million.

The cash provided by operating activities during the six-month period ended June 30, 2005 was attributable to the Company’s receipt of $1.4 million on its 1997 tax carryback claim from the IRS, $0.7 million in accrued payroll and related liabilities, which is primarily related to the Company’s second quarter accrual of bonus amounts under its 2005 performance-based bonus plan, $0.6 million in current year-to-date net income, $0.3 million related to the Company’s utilization of its deferred tax asset and $0.6 million in depreciation and amortization. These inflows were primarily offset by the Company’s use of $2.5 million related to its buildup of accounts receivable balances.

Net cash used in discontinued operations was $0.03 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively. Similarly, net cash used in discontinued operations for the six months ended June 30, 2006 and 2005 was $0.09 million and $0.1 million, respectively. Net cash used in each of the presented three- and six-month periods related to payments on previously accrued tax matters, associated professional services and net payments on lease arrangements.

Net cash used in investing activities was $0.6 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively. Cash used in investing activities in each of the reported quarterly periods was primarily attributable to net purchases of marketable securities and purchases of property and equipment. Net purchases of marketable securities totaled $0.5 million and $1.5 million in the three-month periods ended June 30, 2006 and 2005, respectively, while purchases of property and equipment totaled $0.2 million in both quarterly periods.

Net cash provided by investing activities was $0.6 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by investing activities for the six months ended June 30, 2006 was attributable to redemptions of marketable securities of $10.3 million, which were offset by a cash outflow of $6.6 million related to the NDS Acquisition and $2.7 million in earnout consideration, payable to the former stockholders of Ranzal, directly related to the successful completion of the second and final earnout period. Cash provided by investing activities for the six months ended June 30, 2005 was attributable to net redemptions of marketable securities, which were offset by the Company’s payment of $1.0 million in earnout consideration to the former stockholders of Ranzal, which was directly related to the successful completion of the first six-month earnout period.

As of June 30, 2006, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary.

Net cash provided by financing activities was $1.0 million and $0.09 million for the three months ended June 30, 2006 and 2005, respectively. The net cash provided by financing activities in each of the reported three-month periods is directly attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program.

Net cash provided by (used in) financing activities was $1.4 million and $(1.4) million for the six months ended June 30, 2006 and 2005, respectively. The net cash provided by financing activities in six months ended June 30, 2006 is directly attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program. Net cash used in financing activities for the six months ended June 30, 2005 was primarily related to the Company’s repurchases of common stock under its stock repurchase program totaling $1.6 million, which were offset by proceeds from stock option exercises and proceeds from the Company’s employee stock purchase program.

On May 4, 2006, as described in more detail below, the Company executed and made effective the Third Amendment to Lease Agreement. The Company’s entrance into this lease amendment is expected to increase SG&A expenses on a quarterly and annual basis.

Our combined cash and cash equivalents decreased by $0.3 million and $1.7 million in the three-month periods ended June 30, 2006 and 2005, respectively. During the six-month periods ended June 30, 2006 and 2005, our combined cash and cash equivalents increased by $2.6 million and $1.1 million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $25.8 million and $32.5 million as of June 30, 2006 and 2005, respectively.

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

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space and certain equipment under noncancelable operating lease arrangements through 2013. Total rent expense, including leases from all locations and amounts paid to related parties for discontinued operations, was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2006 and 2005, respectively.

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. During the three- and six-month periods ended June 30, 2006, our five largest customers accounted for 49.6% and 49.9% of our service revenue, respectively. For the three and six months ended June 30, 2005, our five largest customers accounted for 49.6% and 49.5% of our service revenue, respectively. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive service revenue from a major customer that constitutes a large portion of a particular quarter’s total service revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow. In the event there is a loss of revenue related to our largest customers, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount, through the redeployment of existing resources on to other consulting projects and cost savings initiatives that could be implemented if necessary.

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

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. During the three- and six-month periods ended June 30, 2006, fixed-price contracts represented approximately

14.0% and 8.5% of our service revenue, respectively. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

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

See “Item 1—Business—Competition” in our 2005 Annual Report on Form 10-K, as filed with the SEC on March 23, 2006, for a representative list of competitors in the IT and management consulting services space.

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

Factors that may cause our quarterly results to fluctuate in the future include the following:

•	Variability in market demand for IT and management consulting services;

•	Length of the sales cycle associated with our service offerings;

•	Variability in revenue associated with fixed price contracts;

•	Unanticipated variations in the size, budget, number or progress toward completion of our engagements;

•	Unanticipated termination of a major engagement, a customer’s decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major customer engagements;

•	Efficiency with which we utilize our employees, or utilization, including our ability to transition employees from completed engagements to new engagements;

•	Our ability to manage our operating costs, a large portion of which are fixed in advance of any particular quarter;

•	Changes in pricing policies by us or our competitors;

•	Seasonality and cyclicality, including the effects of lower utilization rates during periods with disproportionately high holiday and vacation usage experience;

•	Timing and cost of new office expansions;

•	The timing of customer year-end periods and the impact of spending relative to such year-end periods;

•	Our ability to manage future growth; and

•	Costs of attracting, retaining and training skilled personnel.

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

We may be required to record additional goodwill impairment charges in future quarters. As of June 30, 2006, we had recorded goodwill and related intangible assets with a net book value of $28.5 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2005 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8—Financial Statements and Supplementary Data—Notes 2 and 8” in our 2005 Annual Report on Form 10-K as filed with the SEC on March 23, 2006. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $21.0 million, net of an applicable valuation allowance, as of June 30, 2006. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

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

We rely on sales to a related party who is also a significant customer. The Synapse Group, Inc. (“Synapse”) is considered both a significant customer and a related party. Revenue from Synapse amounted to $2.2 million, or 15.9% of service revenue, and $4.5 million, or 16.2% of service revenue, for the three and six months ended June 30, 2006, respectively. Revenue from Synapse amounted to $2.2 million, or 23.6% of service revenue, and $4.4 million, or 24.7% of service revenue, for the three and six months ended June 30, 2005, respectively. The Company provides services to Synapse related to infrastructure support, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In April of 2006, our Company entered into a one-year services contract with Synapse. Consistent with 2005, it is anticipated that Synapse will purchase at least $8.5 million in professional services during 2006. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenue related to Synapse services will be comparable to those generated in the past.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenue, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2005 Annual Report on Form 10-K as filed with the SEC on March 23, 2006.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “will,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; and (12) the failure of the marketplace to embrace CPM or BI services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2005 Annual Report on Form 10-K filed with the SEC on March 23, 2006. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and six-month periods ended June 30, 2006 and 2005. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and six-month periods ended June 30, 2006 and 2005.

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

PART II – OTHER INFORMATION

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

We held our 2006 Annual Stockholders’ Meeting on June 6, 2006 (the “Meeting”). Our stockholders voted on the election of eight (8) directors to serve until the 2007 Annual Meeting, or until their successors are duly elected and qualified (the “Director Election”). Of the 11,188,284 shares of outstanding common stock entitled to vote at the Meeting, 9,906,924 shares, or approximately 88.5% of the shares entitled to vote, were represented either in person or by proxy at the Meeting. The stockholders voted on the Director Election as described below, with the voting results therein noted at the Meeting:

Proposal (1): Director Election:

Name	For	Authority Withheld
Shirley Singleton	9,802,852	104,072
Clete T. Brewer	9,790,817	116,107
Paul E. Flynn	9,869,994	36,930
Paul Guzzi	9,869,390	37,534
Nancy L. Leaming	9,869,766	37,158
Michael R. Loeb	9,373,349	533,575
Barry B. White	9,869,267	37,657
Wayne Wilson	9,870,205	36,719

Proposal (2): Auditor Appointment:

For	Against	Abstain	Broker Non-Votes
9,894,231	9,610	3,083	0

In light of the voting results at the Meeting, as to the Director Election, the eight (8) director nominees were elected to serve until the 2007 Annual Stockholders’ Meeting or until their successors are duly elected and qualified. In addition, the Auditor Appointment was ratified and approved by the stockholders.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

*	— Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 2, 2006	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: August 2, 2006	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial and accounting officer)