Form 10-Q
period 2006-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2006-10-27
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 15, 2006 was 11,475,304.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,289	$6,225
Marketable securities	15,960	27,156
Accounts receivable, net[1] of allowance of $340 and $403, respectively	12,167	9,858
Current portion of deferred income taxes, net	1,323	1,323
Prepaid expenses and other current assets	764	1,367

Total current assets	42,503	45,929
Property and equipment, net	1,540	1,364
Intangible assets, net	4,111	1,481
Goodwill, net	24,007	15,595
Deferred income taxes, net	19,058	20,168
Other assets	45	52

Total assets	$91,264	$84,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,129	$2,430
Accruals related to discontinued operations	614	729
Accrued payroll and related liabilities	3,045	3,085
Deferred revenue and other liabilities	99	260

Total current liabilities	6,887	6,504

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2006 and December 31, 2005, 11,444 and 10,683 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	297	297
Paid-in capital	213,976	216,512
Treasury stock, at cost, 18,292 and 19,053 shares at September 30, 2006 and December 31, 2005, respectively	(137,549)	(143,505)
Deferred stock-based compensation	—	(913)
Retained earnings	7,653	5,694

Total stockholders’ equity	84,377	78,085

Total liabilities and stockholders’ equity	$91,264	$84,589

See notes to the unaudited condensed consolidated financial statements.

[1]	Includes related-party amounts of $1,436 and $1,433 at September 30, 2006 and December 31, 2005, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Service revenue[1]	$14,367	$10,525	$41,943	$28,242
Software revenue	225	440	732	1,458
Reimbursable expenses	571	532	1,686	1,315

Total revenue	15,163	11,497	44,361	31,015

Cost of revenue:
Project and personnel costs **	7,872	5,683	24,377	15,016
Software costs	176	432	613	1,421
Reimbursable expenses	571	532	1,686	1,315

Total cost of revenue	8,619	6,647	26,676	17,752

Gross profit	6,544	4,850	17,685	13,263

Operating expenses:
Selling, general and administrative **	4,621	4,131	14,046	11,506
Depreciation and amortization	454	288	1,260	838

Total operating expenses	5,075	4,419	15,306	12,344

Operating income	1,469	431	2,379	919

Interest income, net	304	258	885	737

Income before income taxes and discontinued operations	1,773	689	3,264	1,656
Provision for income taxes	709	275	1,305	662

Income from continuing operations before discontinued operations	1,064	414	1,959	994
Discontinued operations:
Income from operations of discontinued divisions	—	325	—	325

Net income	$1,064	$739	$1,959	$1,319

Basic net income per share of common stock:
Continuing operations	$0.10	$0.04	$0.18	$0.10
Discontinued operations	—	0.03	—	0.03

Net income per share	$0.10	$0.07	$0.18	$0.13

Shares used in computing basic net income per share of common stock	11,132	10,401	10,914	10,354

Diluted net income per share of common stock:
Continuing operations	$0.09	$0.04	$0.17	$0.09
Discontinued operations	—	0.03	—	0.03

Net income per share	$0.09	$0.07	$0.17	$0.12

Shares used in computing diluted net income per share of common stock	11,659	10,944	11,868	10,785

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$46	$—	$207	$—
Selling, general and administrative	196	50	747	127

Total stock-based compensation	$242	$50	$954	$127

See notes to the unaudited condensed consolidated financial statements.

[1]	Includes related-party amounts of $2,071 and $1,982 for the three months ended September 30, 2006 and 2005, respectively, and $6,544 and $6,367 for the nine months ended September 30, 2006 and 2005, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,064	$739	$1,959	$1,319
Income from operations of discontinued divisions	—	(325)	—	(325)

Net income from continuing operations	1,064	414	1,959	994
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	454	288	1,260	838
Provision for doubtful accounts	100	—	177	—
Deferred income taxes	603	234	1,110	563
Stock-based compensation	242	50	954	127
Amortization of marketable securities premiums, net	(147)	—	(275)	—
Changes in operating accounts:
Accounts receivable	2,137	(129)	(98)	(2,631)
Income tax refund receivable	—	—	—	1,430
Prepaid expenses and other current assets	257	61	626	177
Other assets	—	18	11	23
Accounts payable and accrued liabilities	(2,466)	(220)	(274)	(474)
Accrued payroll and related liabilities	155	316	(2,399)	1,053
Deferred revenue and other liabilities	(193)	(210)	(161)	(33)

Net cash provided by operating activities	2,206	822	2,890	2,067

Net cash used in discontinued operating activities	(22)	(52)	(115)	(147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	9,846	9,638	26,358	24,742
Purchases of marketable securities	(8,707)	(5,930)	(14,889)	(18,531)
Purchase of National Decision Systems, Inc., net of cash acquired	(8)	—	(6,641)	—
Purchase of Ranzal and Associates, including payments under earnout agreement	43	4	(2,686)	(963)
Purchases of property and equipment	(232)	(147)	(552)	(318)

Net cash provided by investing activities	942	3,565	1,590	4,930

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	330	225	1,700	416
Repurchases of common stock	(1)	—	(1)	(1,636)

Net cash provided by (used in) financing activities	329	225	1,699	(1,220)

Net increase in cash and cash equivalents	3,455	4,560	6,064	5,630
CASH AND CASH EQUIVALENTS, beginning of period	8,834	6,634	6,225	5,564

CASH AND CASH EQUIVALENTS, end of period	$12,289	$11,194	$12,289	$11,194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$76	$56	$214	$190

Cash receipts from related parties	$2,180	$2,131	$6,556	$5,750

Cash payments to related parties	$62	$82	$185	$175

Issuance of restricted stock awards	$—	$166	$862	$486

Issuance of common stock for acquisition (Note 7)	$—	$—	$1,680	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of September 30, 2006, our Company employed approximately 261 consulting professionals throughout our network of strategically positioned satellite offices.

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3. REVENUE RECOGNITION:

The Company recognizes revenue from providing premium IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as strategy engagements (inclusive of Business Intelligence (“BI”), corporate performance management and business process analysis), consulting and development and integration service engagements (design, application development and systems integration) and infrastructure services (technical consulting, assessment and remediation, managed services and IT due diligence). Revenue from these services are recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Edgewater Technology engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION: (Continued)

For the three- and nine-month periods ended September 30, 2006 and 2005, revenue from strategy engagements, consulting and development and integration service engagements and infrastructure service engagements are as follows:

	Strategy Engagements	Consulting and Development and Integration Service Engagements	Infrastructure Service Engagements
Three months ended September 30:
2006	51.8%	41.0%	7.2%
2005	44.6%	48.5%	6.9%

Nine months ended September 30:
2006	49.4%	43.7%	6.9%
2005	38.8%	52.6%	8.6%

The Company derives a significant portion of its revenue from time and materials-based contracts. Time and materials contracts represented 91.9% and 87.6% of service revenue for the three- and nine-month periods ended September 30, 2006, respectively. Time and materials contracts represented 83.1% and 82.9% of service revenue for the three- and nine-month periods ended September 30, 2005, respectively. Revenue under time and materials contracts is recognized as services are rendered at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 2.1% and 6.3% of service revenue for the three- and nine-month periods ended September 30, 2006, respectively. Fixed-price contracts represented 11.0% and 10.8% of service revenue for the three- and nine-month periods ended September 30, 2005, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used as reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones identified in any particular contract.

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

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on incomplete projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate and estimates are adjusted as needed in the period revised estimates are made.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION: (Continued)

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee service contracts represented 6.0% and 6.1% of service revenue for the three- and nine-month periods ended September 30, 2006, respectively. Fixed-fee service contracts represented 5.9% and 6.3% of service revenue for the three- and nine-month periods ended September 30, 2005, respectively. Revenues under fixed-fee service contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

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

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with Emerging Issues Task Force Abstract (“EITF”) No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company has deferred payment amounts based upon its current estimates of the actual discounts expected to be earned by the customers. As of September 30, 2006, the Company has recorded $20 thousand in deferrals under volume purchase arrangements. There were no amounts deferred under volume purchase arrangements as of December 31, 2005.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of September 30, 2006 and December 31, 2005, the Company has recorded a deferred liability of approximately $15 thousand and $196 thousand, respectively, included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 1.5% and 1.7% of total revenue for three- and nine-month periods ended September 30, 2006, respectively. Revenue from software resale arrangements represented 3.8% and 4.7% of total revenue for three- and nine-month periods ended September 30, 2005, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

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

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection history. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will be uncollected. For accounts where specific collection issues are not identified, we record a general reserve based on the age of the receivable and historical collection patterns.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION:

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

Had compensation expense related to stock options in reporting periods prior to December 31, 2005 been determined based on the fair value at grant date, consistent with the methodology prescribed under SFAS No. 123R, the Company’s net income and basic and diluted earnings per share would have been equal to the pro forma amounts indicated in the following table:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In Thousands, Except Per Share Data)
Net income as reported	$739	$1,319
Add: Stock-based compensation expense included in reported net income, net of tax	30	76
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(110)	(456)

Pro forma income	$659	$939

Basic earnings per share:
As reported	$0.07	$0.13

Pro forma	$0.06	$0.09

Diluted earnings per share:
As reported	$0.07	$0.12

Pro forma	$0.06	$0.09

Share-Based Compensation Plans

The Company has three share-based compensation plans which are described below; the Amended and Restated 1996 Stock Option Plan (“1996 Plan”), the Amended and Restated 2000 Stock Option Plan (“2000 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”), collectively the “Equity Plans.” Specifics related to each plan are as follows:

1996 Plan: Grants for shares under the 1996 Plan were limited to 15% of our Company’s outstanding common stock. The only grants outstanding under the 1996 Plan are non-qualified stock option grants, with total qualified stock option grants under the 1996 Plan were limited to 650,000 shares of the Company’s common stock. No grants of qualified stock options were ever issued under the 1996 Plan. The 1996 Plan expired on June 30, 2006; thus, no further grants will be awarded after June 30, 2006, but options awarded prior to that date remain outstanding subject to the terms of the 1996 Plan and any related option agreements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION: (Continued)

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

As of September 30, 2006, there were 612,151 and 51,250 shares available for future grant under the 2000 Plan and 2003 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

Option Plans (Excluding Restricted Share Awards)

The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s Common Stock.

The Equity Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Stock Market System as of the date of grant. Options granted to officers and employees generally vest in three, four or five year periods, dependent upon the plan, and expire on the tenth anniversary of the grant date. Options granted to non-employee members of the Company’s Board of Directors vest immediately and expire on the fifth anniversary of the grant date, with the exception of option grants issued upon the election to the Company’s Board of Directors, of which a portion vest immediately with the remainder vesting over a two-year period. The Company has elected to expense all compensation expense related to share-based awards issued under the Equity Plans on a straight-line basis over the vesting term of the award.

No stock options were granted by the Company during the three month period ended September 30, 2006. During the nine-month period ended September 30, 2006, the Company granted 415,083 stock options, respectively (excluding issuances of restricted share awards issued under the 2003 Plan), principally as part of the annual performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate to the calculated fair value of each option based upon the historical forfeiture experience of the Equity Plans. Forfeitures of awards are expected to be insignificant.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2006	2005
Expected volatility	63.0%	45.8% - 46.3%	63.0%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.0	3.99 - 4.12	4.0
Risk-free interest rate	4.2%	4.6% - 5.0%	4.2%

The Company did not issue any options to employees during the three months ended September 30, 2006. The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the nine-month period ended September 30, 2006, as valued under SFAS No. 123R, was $2.73.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION: (Continued)

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of September 30, 2006, and changes during the quarter then ended is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(000’s)
Outstanding at January 1, 2006	4,211,797	$5.76
Granted	277,500	6.02
Exercised	(67,559)	4.40
Forfeited or expired	(61,904)	5.60

Outstanding at March 31, 2006	4,359,834	$5.80	5.30	$4,689
Granted	137,583	7.09
Exercised	(193,588)	4.68
Forfeited or expired	(25,330)	5.59

Outstanding at June 30, 2006	4,278,499	$5.89	5.10	$5,914
Granted	—	—
Exercised	(46,818)	5.04
Forfeited or expired	(42,955)	4.13

Outstanding at September 30, 2006	4,188,686	$5.91	4.90	$2,051

Exercisable at September 30, 2006	3,629,803	$5.94	4.40	$1,843

The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2006 was approximately $53 thousand and $665 thousand, respectively.

2003 Equity Incentive Plan – Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of September 30, 2006, 303,650 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the three-month period ended September 30, 2006. During the nine-month period ended September 30, 2006, the Company issued 136,400 restricted share awards to employees at a purchase price of $0.01 per share. The Company issued 31,250 and 107,500 restricted share awards to employees at a purchase price of $0.01 per share during the three- and nine-month periods ended September 30, 2005, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION: (Continued)

A summary of non-vested restricted share activity under the 2003 Plan as of September 30, 2006, and changes during the quarter then ended is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	213,750	$4.82
Granted	126,400	6.23
Vested	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	340,150	5.34
Granted	10,000	7.44
Vested	(40,250)	4.55
Forfeited or expired	—	—

Outstanding at June 30, 2006	309,900	5.51
Granted	—	—
Vested	(6,250)	5.32
Forfeited or expired	—	—

Outstanding at September 30, 2006	303,650	$5.52

The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2006 was $33 thousand and $216 thousand, respectively. The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2005 was $15 thousand and $134 thousand, respectively.

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employees annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of September 30, 2006, approximately 218,413 shares were available for future issuance.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

	July 2006 ESPP Offering	April 2006 ESPP Offering	January 2006 ESPP Offering
Expected volatility	45.5%	46.3%	46.9%
Expected dividend yield	0%	0%	0%
Expected life (in years)	1.67	1.67	1.67
Risk-free interest rate	5.1%	4.8%	4.4%

The issue price of the shares of the Company’s common stock issued under the July 2006, April 2006 and January 2006 ESPP offering was $5.87, $4.98 and $4.12 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the preceding table, was $2.32, $2.49 and $2.46 per share, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION: (Continued)

Financial Impact of SFAS No. 123R Adoption

Stock-based compensation expense under all of the Company’s share-based plans was $242 thousand and $954 thousand in the three- and nine-month periods ended September 30, 2006, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $50 thousand and $127 thousand in the three- and nine-month periods ended September 30, 2005, respectively. The total income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements was $97 thousand and $382 thousand for the three- and nine-month periods ended September 30, 2006, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $330 thousand and $1.7 million during the three- and nine-month periods ended September 30, 2006, respectively. The related tax deficiency was approximately $28 thousand and $36 thousand for the three- and nine-month periods ended September 30, 2006, respectively. The tax benefit and deficiency amounts are not disclosed in the accompanying unaudited condensed consolidated statements of cash flows as the Company has offset all recorded deferred tax asset activity not directly related to its existing federal net operating loss carryforwards through adjustments to its reported valuation allowance.

As of September 30, 2006, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.3 million and is expected to be recognized over a period of 4.9 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

5. PROVISION FOR INCOME TAXES:

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

We have recorded a $5.6 million valuation allowance against our $26.0 million gross deferred tax assets as of September 30, 2006. The valuation allowance has increased by $382 thousand during 2006 as a result of our fully reserving additions to our deferred tax asset in connection with tax benefits recorded under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

The Company recorded a tax provision of $0.7 million and $1.3 million for the three and nine months ended September 30, 2006, respectively. The tax provision represents tax expense based upon an estimated effective income tax rate of 40%, which is inclusive of both federal and state income tax rates. The Company reduced its net deferred tax asset by approximately $0.6 million and $1.1 million during the three- and nine-month periods ended September 30, 2006, respectively, solely related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate. This resulted in a remaining deferred tax asset of $20.4 million as of September 30, 2006. The Company recorded a tax provision of $0.3 million and $0.7 million for the three and nine months ended September 30, 2005, respectively. The Company does not anticipate having to expend cash for any federal income taxes, exclusive of alternative minimum tax, in 2006 because of the availability of our net operating loss carryforwards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. MARKETABLE SECURITIES:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. As of September 30, 2006 and December 31, 2005, we had $16.0 million and $27.2 million, respectively, in commercial paper. Amortized cost approximated fair value.

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

The Company engaged an independent third-party valuation firm to assist with the allocation of the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BUSINESS COMBINATION: (Continued)

In addition to the initial cash consideration paid to the stockholders of Ranzal, the stockholders were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the three-month period ended March 31, 2005. The Ranzal stockholders were also eligible for a second earnout payment, if certain profitability thresholds were met, during the period which commenced on March 1, 2005 and ended on February 28, 2006. On February 28, 2006, the Ranzal stockholders successfully completed their second and final earnout period, during which the required performance measurements were achieved. The amount payable to the Ranzal stockholders for the second earnout was $2.7 million, which was accrued in the second quarter of 2006 and was reported as an increase in goodwill in the Company’s June 30, 2006 balance sheet. The contingent earnout consideration of $2.4 million was paid to the former Ranzal stockholders during the three-month period ended September 30, 2006. The remaining earnout consideration of $0.3 million, which is subject to the collection of certain account receivable amounts, has been recorded as an accrued liability as of September 30, 2006. The Company expects to pay a portion or all of the remaining contingent earnout consideration to the former Ranzal stockholders during the fourth quarter of 2006.

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

Our net goodwill as of September 30, 2006 and December 31, 2005 was $24.0 million and $15.6 million, respectively. The increase in goodwill from December 31, 2005 was directly related to the acquisition of NDS, as described in Note 7, and successful completion of Ranzal’s second and final earnout period, which ended on February 28, 2006. During the nine-month period ended September 30, 2006, the Company accrued approximately $2.7 million directly related to the earnout consideration payable to Ranzal’s former stockholders. Other net intangibles amounted to $4.1 million and $1.5 million as of September 30, 2006 and December 31, 2005, respectively. The net current year increase is a result of the addition of the identified intangible asset related to the NDS acquisition, which is described in Note 7.

Goodwill and intangible assets consisted of the following as of:

	September 30, 2006			December 31, 2005
	Goodwill	Other Intangibles	Total	Goodwill	Other Intangibles	Total
	(In Thousands)
Cost basis	$33,127	$7,260	$40,387	$24,715	$3,760	$27,512
Less: Accumulated amortization	9,120	3,149	12,269	9,120	2,279	10,884

Net reported value	$24,007	$4,111	$28,118	$15,595	$1,481	$17,076

Total amortization expense was $327 thousand and $871 thousand during the three- and nine-month periods ended September 30, 2006, respectively. Total amortization expense was $108 thousand and $407 thousand during the three- and nine-month periods ended September 30, 2005, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2007 through 2010.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EARNINGS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In Thousands, Except Per Share Data)
	2006	2005	2006	2005
Basic earnings per share:
Net income applicable to common shares	$1,064	$739	$1,959	$1,319

Weighted average common shares outstanding	11,132	10,401	10,914	10,354

Basic net income per share of common stock	$0.10	$0.07	$0.18	$0.13

Diluted earnings per share:
Net income applicable to common shares	$1,064	$739	$1,959	$1,319

Weighted average common shares outstanding	11,132	10,401	10,914	10,354
Dilutive effect of stock options	527	543	954	431

Weighted average common shares, assuming dilutive effect of stock options	11,659	10,944	11,868	10,785

Diluted earnings per share of common stock	$0.09	$0.07	$0.17	$0.12

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1.8 million and 0.3 million for the three- and nine-month periods ended September 30, 2006, respectively. The diluted computation would have increased by approximately 2.7 million and 2.8 million for the three- and nine-month periods ended September 30, 2005, respectively. As of September 30, 2006 and 2005, there were approximately 4.5 million and 4.6 million share-based awards outstanding under the Company’s Equity Plans, respectively.

10. RELATED PARTIES:

Synapse. The Synapse Group, Inc. (“Synapse”) is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors. Mr. Loeb joined Edgewater Technology’s Board of Directors in April 2000. Synapse has been an Edgewater Technology customer since 1996. Revenue from Synapse amounted to $2.1 million and $6.5 million in the three- and nine-month periods ended September 30, 2006, respectively. Revenue from Synapse amounted to $2.0 million and $6.4 million in the three- and nine-month periods ended September 30, 2005, respectively. Accounts receivable balances from Synapse were $1.4 million as of September 30, 2006 and December 31, 2005, which amounts were on customary business terms. The Company provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RELATED PARTIES (Continued):

Lease Agreement. In 1999, the Company entered into a lease agreement with a stockholder, who was a former officer and director of the Company, to lease certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters. Rent payments related to these facilities totaled approximately $62 thousand and $185 thousand for the three- and nine-month periods ended September 30, 2006, respectively. Rent payments related to these facilities totaled approximately $82 thousand and $175 thousand for the three- and nine-month periods ended September 30, 2005, respectively. During 2001, the Company’s corporate headquarters moved to Wakefield, Massachusetts, and the Company subleased the Fayetteville facility to a third party in 2002. Sublease payments received by the Company totaled approximately $45 thousand and $135 thousand during each of the three- and nine-month periods ended September 30, 2006 and 2005.

11. COMMITMENTS AND CONTINGENCIES:

We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable.

The Company has received, and may continue to receive, various tax notices and assessments from the IRS related to our former staffing businesses, which were sold in 2000 and 2001. As of September 30, 2006, the Company has one remaining outstanding assessment in an amount that is less than $20 thousand. It is possible that the Company could receive additional assessments in the future.

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

On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the lease term related to our corporate headquarters located in Wakefield, Massachusetts for ten years, up to and until July 31, 2016. The Company is currently engaged in building out the New Space and expects to occupy the New Space during the fourth quarter of 2006. Rent on the New Space will commence at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”).

As of the New Lease Commencement Date, base rent for the entire premises under the Third Amendment to Lease Agreement, inclusive of the existing space, as outlined in the Company’s Second Amendment to Lease agreement, and the New Space, will be $1.2 million per year for the first three-year period ending July 31, 2009, $1.3 million per year for the subsequent four-year period ending July 31, 2013 and $1.4 million per year for the final three-year period ending July 31, 2016. The Third Amendment to Lease Agreement also provides for the payment of certain common operating expenses. Rent expense related solely to our Wakefield facility was $156 thousand and $412 thousand during the three- and nine-month periods ended September 30, 2006.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the potential impact of the adoption of FIN No. 48 on our consolidated financial position, results of operations and cash flows. We do not expect the adoption of FIN No. 48 to have a material impact on our consolidated financial position, results of operations and cash flows.

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

Our primary target is the middle market whose needs span the full spectrum of our offerings. We also provide specialized premium information technology (“IT”) services to divisions of Global 2000 companies. We go to market by vertical industry and currently serve clients in the following industries: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare (Payor/Managed Care); Higher Education; Hospitality; Information/Media; Insurance; Life Sciences; Retail; and various Emerging Markets.

During the three- and nine-month periods ended September 30, 2006, we generated total revenue of approximately $15.2 million and $44.4 million, respectively, from a total of 136 and 175 clients, respectively. Headquartered in Wakefield, Massachusetts, our Company employed approximately 261 consulting professionals as of September 30, 2006.

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

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2006, Compared to Results for the Three and Nine Months Ended September 30, 2005,” included elsewhere in this Quarterly Report on Form 10-Q.

Business Combinations

Our results of operations and financial condition have been significantly impacted by the business combination transactions we completed in 2006 and 2004, which are described below.

Acquisition of National Decision Systems, Inc.: On February 15, 2006, the Company acquired all of the outstanding capital stock of National Decision Systems, Inc. (“NDS” or the “NDS Acquisition”), pursuant to the terms of a Stock Purchase Agreement. NDS provides Business Process Improvement, Program Management and Merger and Acquisition consulting services and is located in Stamford, CT. The acquisition has expanded Edgewater’s service offerings and will provide a gateway into the New York/New Jersey market.

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

Results for the Three and Nine Months Ended September 30, 2006, Compared to Results for the Three and Nine Months Ended September 30, 2005

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Service revenue	94.7%	91.6%	94.5%	91.1%
Software revenue	1.5%	3.8%	1.7%	4.7%
Reimbursable expenses	3.8%	4.6%	3.8%	4.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	51.8%	49.4%	54.9%	48.4%
Software costs	1.2%	3.8%	1.4%	4.6%
Reimbursable expenses	3.8%	4.6%	3.8%	4.2%

Total cost of revenue	56.8%	57.8%	60.1%	57.2%

Gross Profit	43.2%	42.2%	39.9%	42.8%

Operating expenses:
Selling, general and administrative	30.5%	35.9%	31.7%	37.1%
Depreciation and amortization	3.0%	2.5%	2.8%	2.7%

Total operating expenses	33.5%	38.4%	34.5%	39.8%

Operating income	9.7%	3.8%	5.4%	3.0%

Interest income, net	2.0%	2.2%	1.9%	2.4%

Income before income taxes and discontinued operations	11.7%	6.0%	7.3%	5.4%
Provision for income taxes	4.7%	2.4%	2.9%	2.1%

Income from continuing operations before discontinued operations	7.0%	3.6%	4.4%	3.3%
Discontinued operations:
Income from operations of discontinued divisions	—%	2.8%	—%	1.0%

Net income	7.0%	6.4%	4.4%	4.3%

Revenue. Total revenue increased 31.9% to $15.2 million for the three-month period ended September 30, 2006, compared to total revenue of $11.5 million in the three-month period ended September 30, 2005. Total revenue increased by 43.0% to $44.4 million for the nine-month period ended September 30, 2006, compared to total revenue of $31.0 million for the nine-month period ended September 30, 2005.

In the three- and nine- month periods ended September 30, 2006, service revenue, which excludes software and reimbursable expense revenue, increased by 36.5%, or $3.8 million, and increased by 48.5%, or $13.7 million, respectively, compared to service revenue in the same three- and nine-month periods in 2005. The $3.8 million increase in service revenue during the third quarter of 2006 was attributable to growth experienced in our core business (including the Ranzal business) of $1.9 million, a 17.7% increase over the same quarter in the prior year, and the NDS Acquisition, which contributed $1.9 million in service revenue during the third quarter of 2006. Likewise, service revenue in our core business was favorably impacted during the three-month period ended September 30, 2006 in connection with the recognition of $203 thousand in deferred revenue related to, as previously disclosed in our June 30, 2006 Quarterly Report on Form 10-Q, an engagement that had experienced project delivery difficulties. The $203 thousand in deferred revenue was recognized during the third quarter when the Company was able to resolve all issues related to the engagement.

The $13.7 million increase in year-to-date service revenue was attributable to growth experienced in our core business of $7.9 million, a 28.1% increase in core business service revenue over the same nine-month period in the prior year, and the NDS Acquisition, which contributed $5.8 million in service revenue during the seven and one half-month period since the date our Company acquired its business.

The growth in our core business service revenue was primarily related to increased customer acceptance of our business strategy to deliver premium IT services to the middle market and by improved market demand for our offerings. The NDS Acquisition was completed in the first quarter of 2006 and therefore, did not impact results for the three- and nine-month periods ended September 30, 2005. During the three and nine months ended September 30, 2006, we added a total of 19 and 46 new customers, respectively. Not included in the new customer amounts above are 9 customers added during the nine-month period ended September 30, 2006 as a result of the NDS Acquisition. We added a total of 27 and 53 new customers during the three- and nine-month periods ended September 30, 2005.

Service revenue from Synapse, our largest customer, amounted to $2.1 million and $6.5 million during the three- and nine-month periods ended September 30, 2006, respectively. Revenues from Synapse in the same three- and nine-month periods ended September 30, 2005 totaled $2.0 million and $6.5 million, respectively. We expect to report quarterly service revenue from Synapse in the fourth quarter of 2006 comparable to the third quarter of 2006 service revenue. We are currently in negotiations to extend the Synapse contract for another year. The current contract is scheduled to expire on December 31, 2006. Synapse has been a long-term customer and we expect to renew our services agreement with them.

During the nine-month period ended September 30, 2006, the Company increased the number of customers it served to 175, as compared to 145 customers during the comparative nine-month period ended September 30, 2005. Service revenue from our five largest customers during the three- and nine-month periods ended September 30, 2006 was approximately 46.0% and 47.3% of total service revenue, respectively, as compared to 45.2% and 46.3% in the comparative 2005 quarterly and year-to-date periods, respectively.

Software revenue, which is directly attributable to Ranzal, was $0.2 million and $0.7 million for the three- and nine-month periods ended September 30, 2006, respectively. Software revenue for the three- and nine-month periods ended September 30, 2005 totaled $0.4 million and $1.5 million, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Software sales have been affected in both 2006 and 2005 by customer demand for such software in relation to BI-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $0.6 million and $1.7 million during the three- and nine-month periods ended September 30, 2006, respectively. Reimbursed expense revenue totaled $0.5 million and $1.3 million in the three- and nine-month periods ended September 30, 2005, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter to quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

One of our key operating performance metrics is annualized revenue per billable consultant, which is adjusted to exclude the effects of software revenue and reimbursable expense revenue. Annualized revenue per consultant measures the amount of revenue generated per billable resource, on an annual basis, and takes into account the efficiency in which we utilize our resources. Annualized revenue per billable consultant increased 6.5%, to $281 thousand, during the quarterly period ended September 30, 2006, as compared to $263 thousand during the same quarterly period in 2005. Similarly, our annualized revenue per billable consultant increased 5.7%, to $276 thousand, during the nine-month period ended September 30, 2006, as compared to $261 thousand during the same year-to-date period in 2005. The improvement in both the three- and nine-month periods of 2006 is due in part to overall higher consultant billing rates associated with our NDS business, slightly improved consultant billing rates in our Edgewater business and relatively stronger utilization rates in our Ranzal business.

Cost of Revenue. Cost of revenue increased by 29.7% to $8.6 million for the three-month period ended September 30, 2006, as compared to $6.6 million in the same quarterly period of 2005. Similarly, cost of revenue increased 50.3% to $26.7 million for the nine-month period ended September 30, 2006, as compared to cost of revenue of $17.8 million in the nine-month period ended September 30, 2005.

The primary reason for the increase in reported cost of revenue in the three- and nine-month periods ended September 30, 2006 primarily relates to increased project and personnel costs to support our continued growth in customer projects and revenue. Project personnel costs are principally salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total during the three and nine months ended September 30, 2006, project personnel costs increased by $2.2 million and $9.4 million, respectively. The increase in our project personnel costs is directly related to our increase in billable consultant personnel. The Company employed 261 billable consultants at the end of the third quarter of 2006, as compared to 218 billable consultants at the end of the third quarter of 2005. The NDS Acquisition, which added 41 billable consultants, accounted for $1.3 million, or 58.0%, of the $2.2 million quarterly increase in project and personnel costs. NDS-related project and personnel costs accounted for $3.5 million, or 37.2% of the comparative $9.4 million year-to-date increase.

Software costs decreased by $256 thousand to $176 thousand for the three-month period ended September 30, 2006, as compared to $432 thousand in the same quarterly period of 2005. Similarly software costs decreased by $808 thousand to $613 thousand during the nine-month period ended September 30, 2006, as compared to software costs of $1.4 million during the three- and nine-month period ended September 30, 2005. Software costs are expected to fluctuate between quarters depending on our customer’s demand for software.

Lastly, reimbursable expenses increased by $39 thousand to $571 thousand during the three months ended September 30, 2006, as compared to reimbursable expenses of $532 thousand during the comparative 2005 quarterly period. Similarly, reimbursable expenses increased by $371 thousand to $1.7 million during the nine months ended September 30, 2006, as compared to reimbursable expenses of $1.3 million during the comparative 2005 year-to-date period. The quarterly and year-to-date increases in reimbursable expenses are a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported fiscal periods.

During the first quarter of 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires recognition of stock-based compensation expense, together with cash compensation paid to our employees, as project and personnel costs. As a result of the adoption of SFAS No. 123R, the Company, during the three- and nine-month periods ended September 30, 2006, recorded approximately $46 thousand and $207 thousand, respectively, of compensation expense included in project and personnel costs. No compensation expense related to SFAS No. 123R was reported as a component of cost of revenue in the comparative three- and nine-month periods ended September 30, 2005.

Gross Profit. Gross profit increased by 34.9% to $6.5 million in the three-month period ended September 30, 2006, as compared to gross profit of $4.9 million in the three-month period ended September 30, 2005. Gross profit, as a percentage of total revenue, increased to 43.2% in the third quarter of 2006, as compared to 42.2% in comparative 2005 quarterly period. Gross profit related to service revenue decreased to 45.2% during the three-month period ended September 30, 2006, as compared to 46.0% for the three-month period ended September 30, 2005.

During the nine months ended September 30, 2006, gross profit increased by 33.3% to $17.7 million, as compared to gross profit of $13.3 million in the nine-month period ended September 30, 2005. Gross profit, as a percentage of total revenue, decreased to 39.9% in the 2006 year-to-date period, as compared to 42.8% in comparative 2005 year-to-date period. Gross profit related to service revenue decreased from 41.9% during the nine-month period ended September 30, 2005 to 46.8% for the nine-month period ended September 30, 2006.

The increase in gross profit, on an absolute dollar basis, during the three- and nine-month periods ended September 30, 2006 is directly related to growth within Edgewater’s core business, combined with the incremental gross profit provided by NDS. Edgewater’s core business represented $1.0 million of the third quarter 2006 increase in gross profit and $2.1 million of the 2006 year-to-date increase in gross profit. Positive factors influencing the core business increase in gross profit include growth in customer base and growth in billable consultant headcount, which are discussed above. NDS contributed $0.6 million and $2.3 million in gross profit during the three- and nine-month periods ended September 30, 2006.

Fluctuations in comparative gross profit, as a percentage of total revenue and service revenue, for the three-month periods ended September 30, 2006 and 2005 was attributable to the Company’s billable consultant utilization rates, the 2006 adoption of SFAS No. 123R and the 2006 third quarter one-time recognition of previously deferred service revenue, as discussed above. The utilization rate for the three-month period ended September 30, 2006 was 79.9%, as compared to 80.3% for the third quarter of 2005. Fluctuations in comparative gross profit, as a percentage of total revenue and service revenue, for the nine-month periods ended September 30, 2006 and 2005 was primarily attributable to the Company’s billable consultant utilization rates and the 2006 adoption of SFAS No. 123R, as described above. The utilization rate for the nine-month period ended September 30, 2006 was 78.5%, as compared to 81.3% during the comparative 2005 nine-month period. The Company’s management operates the business with a targeted utilization rate of 78.0%-82.0%.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses, as a percentage of total revenue, decreased to 30.5% for the three-month period ended September 30, 2006 compared to 35.7% for the three-month period ended September 30, 2005. Likewise, SG&A expenses, as a percentage of total revenue, decreased to 31.7% for the nine-month period ended September 30, 2006 compared to 37.1% for the nine-month period ended September 30, 2005. The comparative decrease of SG&A expense, as a percentage of total revenue, in both the three- and nine-month periods of 2006, was due to our success in achieving targeted utilization levels over a growing revenue base.

SG&A expenses totaled $4.6 million for the three months ended September 30, 2006 compared to $4.1 million for the three-month period ended September 30, 2005. The $0.5 million absolute increase in SG&A expenses for the 2006 three-month period is attributable to $0.7 million in increases related to sales-related salaries and wages associated with the Company’s growth in service revenue, stock-based compensation expense associated with the current year adoption of SFAS No. 123R, current year performance-based bonus accruals and the NDS Acquisition. These increases were partially offset by a decrease of $0.2 million in recruiting expenses.

During the three months ended September 30, 2006, sales-related salaries expense, inclusive of commission expense, increased by $0.2 million as the Company, in connection with its quarterly revenue growth, incurred comparatively higher commission expense. During the third quarter of 2006, the Company recorded increased stock-based compensation expense of $0.2 million directly related to the Company’s adoption of SFAS No. 123R. SFAS No. 123R requires recognition of, as an SG&A expense, stock-based compensation expense and cash compensation related to our non-billable employees and directors. During the third quarter of 2006, the Company increased bonus expense by $0.1 million in connection with the projected funding of the Company’s 2006 performance-based bonus plan, and NDS added an additional $0.2 million in incremental SG&A expenses. The NDS Acquisition occurred in February 2006 and as a result, no expenses attributable to NDS were present in the Company’s SG&A expenses during the three-month period ended September 30, 2005. Finally, each of the above increases was partially offset by a decrease of $0.2 million in recruiting expenses. The 2005 three-month period SG&A expenses included increased recruiting expenses as a result of the Company’s strategic hiring of both billable and non-billable employees in support of revenue growth initiatives.

SG&A expenses totaled $14.0 million for the nine months ended September 30, 2006 compared to $11.5 million for the nine-month period ended September 30, 2005. The $2.5 million absolute increase in SG&A expenses for the 2006 nine-month period is attributable to $2.7 million in increases related to sales-related salaries and wages associated with the Company’s growth in service revenue, stock-based compensation expense associated with the current year adoption of SFAS No. 123R, current year performance-based bonus accruals, increases in travel-related expenses, costs related to the implementation of Sarbanes-Oxley readiness programs and the NDS Acquisition. These increases were partially offset by a decrease of $0.2 million in recruiting expenses.

During the nine months ended September 30, 2006, sales-related salaries expense, inclusive of commission expense, increased by $0.9 million as the Company, in connection with its annual revenue growth, incurred comparatively higher commission expense. During the third quarter of 2006, the Company incurred an increase in stock-based compensation expense of $0.6 million directly related to SFAS No. 123R. The Company, during the first nine months of 2006 increased bonus expense by $0.2 million in connection with the projected funding requirements of the 2006 performance-based bonus plan. Travel expenses in the 2006 nine-month period increased by $0.2 million primarily as a result of increased sales opportunities. The Company reported an increase of $0.1 million in professional services expenses primarily related to its Sarbanes-Oxley readiness programs. Finally, SG&A expenses for the nine months ended September 30, 2006 included $0.7 million in incremental SG&A expense related to NDS’ operations, for which expense was not present in the comparative nine-month period of 2005. Each of the above increases was partially offset by a decrease of $0.2 million in recruiting expenses for the reasons described above.

As more fully described in Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements and under “Commitments and Contingencies” and “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments,” the Company amended its lease agreement with Harvard Mills Limited Partnership.

Depreciation and Amortization Expense. Depreciation and amortization expense was $0.5 million and $1.3 million in the three- and nine-month periods ended September 30, 2006, respectively. Depreciation and amortization expense totaled $0.3 million and $0.8 million in the comparative three- and nine-month periods ended September 30, 2005. The current quarter increase in depreciation and amortization of $0.2 million and the year-to-date increase of $0.5 million are directly related to the amortization of the identified intangible assets associated with the NDS acquisition. Amortization related to the NDS intangible assets amounted to $0.2 million and $0.5 million in the three- and nine-month periods ended September 30, 2006, respectively. There was no amortization of NDS intangible assets during the comparative three- and nine-month periods of 2005, as Edgewater acquired NDS in February 2006.

Operating Income. Operating income increased by 240.8%, to $1.5 million in the three-month period ended September 30, 2006, compared to operating income of $0.4 million in the three-month period ended September 30, 2005. Operating income increased by 158.9%, to $2.4 million in the nine-month period ended September 30, 2006, compared to operating income of $0.9 million in the nine-month period ended September 30, 2005.

The increase in operating income during the three-month period ended September 30, 2006 is primarily related to an increase in comparative quarterly service revenue, a slight improvement in gross margin, improvement in SG&A expense efficiency, as a percentage of total revenue, and the recognition of $203 thousand in previously disclosed deferred revenue during the third quarter of 2006, as described above.

The increase in operating income during the nine-month period ended September 30, 2006 is attributable to an increase in comparative service revenue and relatively lower growth in SG&A expenses.

Interest Income, Net. We earned net interest income of $0.3 million and $0.9 million during the three- and nine-month periods ended September 30, 2006, respectively. Interest income totaled $0.3 million and $0.7 million in the comparative three- and nine-month periods ended September 30, 2005, respectively. Despite the current year $11.2 million decrease in marketable securities, interest income has remained relatively consistent from period to period as a result of increased yields on our invested balances during the current three- and six-month periods.

Provision for Income Taxes. The Company accrues a provision for federal and state income tax at the applicable statutory rates, adjusted for non-deductible expenses. Our tax provision rate remained steady at 40.0% during the three- month periods ended September 30, 2006 and 2005. The Company recorded income tax provisions of $0.7 million and $1.3 million in the three- and nine-month periods ended September 30, 2006, respectively, as compared to provisions of $0.3 million and $0.7 million during the three- and nine- month periods ended September 30, 2005 at the 40.0% effective tax rate. We have deferred tax assets resulting from net operating losses and capital loss carryforwards amounting to $26.0 million for which we have a valuation allowance of $5.6 million and therefore, 34.0% of the 40.0% tax provision is charged against this asset. The operating loss carryforwards are due to expire on or about 2015.

Income from Continuing Operations. We reported income from continuing operations of $1.1 million and $2.0 million during the three- and nine-month periods ended September 30, 2006, respectively. Income from continuing operations increased by $650 thousand, or 157.0%, and $1.0 million, or 97.1%, in the current quarterly and year-to-date periods, respectively, as compared to the same periods in the prior year. The increase in net income in the three- and nine-month periods is a cumulative result of Edgewater’s growth in revenue, gross margin and the contributions of the NDS Acquisition, which are discussed above.

Discontinued Operations. In the past, we have received various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing businesses, which were sold in 2000 and 2001. During 2005, our Company was able to successfully resolve several outstanding assessments. During the three-month period ended September 30, 2005, the Company reversed, on a net basis, approximately $0.3 million from its discontinued operations accrual. The reversal was primarily attributable to the successful resolution of certain tax assessments in the amount of $0.3 million, offset by other minor adjustments to remaining discontinued operations accrual items.

Net Income. We reported net income of $1.1 million and $2.0 million during the three- and nine-month periods ended September 30, 2006, respectively. Net income increased by $0.3 million, or 44.0%, and $0.6, or 48.5%, in the current quarterly and year-to-date periods, respectively. The increase in net income in the three- and nine-month periods is a cumulative result of Edgewater’s growth in revenue, gross margin and the contributions of the NDS Acquisition, which are discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$2,206	$822	$2,890	$2,067
Discontinued operating activities	(22)	(52)	(115)	(147)
Investing activities	942	3,565	1,590	4,930
Financing activities	329	225	1,699	(1,220)

Total provided during the period	$3,455	$4,560	$6,064	$5,630

As of September 30, 2006, we had cash, cash equivalents and marketable securities of $28.2 million, a $5.2 million, or 15.6%, decrease from the December 31, 2005 balance of $33.4 million. The decrease in the Company’s cash, cash equivalents and marketable securities is primarily related to the net cash outflow of $6.6 million related to the NDS Acquisition, cash outflow related to the first quarter payments on the 2005 performance-based bonus plan and an outflow of $2.4 million in contingent earnout consideration paid to the former Ranzal stockholders. These outflows were offset by an inflow of $1.7 million in proceeds from employee stock plan and stock option exercises and $2.0 million in year-to-date income from continuing operations. Working capital, which is defined as current assets less current liabilities, decreased $3.8 million, to $35.6 million, as of September 30, 2006, as compared to $39.4 million as of December 31, 2005.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from our largest customer, Synapse, which is also a related party. Payments received by the Company for services rendered to Synapse totaled approximately $2.1 million and $6.5 million in the three- and nine-month periods ended September 30, 2006, respectively. Payments received from Synapse totaled approximately $2.1 million and $5.7 million in the three- and nine-month periods ended September 30, 2005, respectively. All receivable amounts were collected within our normal business terms. In April of 2006, our Company entered into a one-year services contract with Synapse. Consistent with 2005, we expect Synapse to purchase at least $8.5 million in professional services during 2006. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current period. Additionally, there is no guarantee that revenue related to Synapse services will be comparable to those generated in the past.

Cash provided by operating activities was $2.2 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively. The cash provided during the three months ended September 30, 2006 was largely attributable to inflows of cash related to collections of accounts receivable balances of $2.1 million, reported income from continuing operations of $1.1 million, and $0.3 million in prepaid and other assets related to the routine amortization of annual insurance premiums. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.6 million, stock-based compensation expense under SFAS No. 123R of $0.2 million, and depreciation and amortization expense of $0.5 million. These inflows were partially offset by the current quarter decrease in accounts payable and accrued liabilities of $2.5 million, which were attributable to the Company’s payment of contingent earnout consideration to the stockholders of Ranzal.

The $0.8 million in cash provided by operating activities during the three months ended September 30, 2005 was largely attributable to inflows of cash from reported income from continuing operations of $0.4 million and $0.3 million in accrued payroll and related liabilities, which is primarily related to the Company’s third quarter accrual of performance-based bonuses. Additional positive cash flow items in the three-month period ended September 30, 2005 related to the Company’s utilization of its deferred tax asset of $0.2 million and depreciation and amortization expense of $0.3 million. Third quarter cash inflows were partially offset by a $0.1 million increase in accounts receivable balances, decreases in accounts payable of $0.2 million and $0.2 million related to the recognition of previously deferred revenue and volume purchase discounts.

Net cash provided by operating activities was $2.9 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively. The $2.9 million in cash provided during the nine months ended September 30, 2006 was attributable to income from continuing operations of $2.0 million, depreciation and amortization expense of $1.3 million and $0.6 million in prepaid and other assets related to the routine amortization of annual insurance premiums. Additional positive cash flow items in the current year-to-date period related to the Company’s utilization of its deferred tax asset of $1.1 million and stock-based compensation expense under SFAS No. 123R of $1.0 million. These inflows of cash were primarily offset by a decrease in accrued payroll and related liabilities of $2.4 million.

The $2.1 million in cash provided by operating activities during the nine months ended September 30, 2005 was attributable to the Company’s receipt of $1.4 million on its 1997 tax carryback claim from the IRS, $1.1 million in accrued payroll and related liabilities, which is primarily related to the Company’s current year accrual of bonus amounts under its 2005 performance-based bonus plan, $1.0 million in current year-to-date net income from continuing operations, $0.6 million related to the Company’s utilization of its deferred tax asset and $0.8 million in depreciation and amortization. These inflows of cash were primarily offset by the Company’s use of $2.6 million related to its buildup of accounts receivable balances.

Net cash used in discontinued operations was $22 thousand and $52 thousand for the three months ended September 30, 2006 and 2005, respectively. Similarly, net cash used in discontinued operations for the nine months ended September 30, 2006 and 2005 was $115 thousand and $147 thousand, respectively. Net cash used in each of the presented three- and nine-month periods related to payments on previously accrued tax matters, associated professional services and net payments on lease arrangements.

Net cash provided by investing activities was $0.9 million and $3.6 million for the three months ended September 30, 2006 and 2005, respectively. Cash provided investing activities in each of the reported quarterly periods was primarily attributable to net redemptions of marketable securities, offset by purchases of property and equipment. Net redemptions of marketable securities totaled $1.1 million and $3.7 million in the three-month periods ended September 30, 2006 and 2005, respectively, while purchases of property and equipment totaled $0.2 million and $0.1 million in the 2006 and 2005 quarterly periods, respectively.

Net cash provided by investing activities was $1.6 million and $4.9 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by investing activities for the nine months ended September 30, 2006 was attributable to cash inflows from net redemptions of marketable securities of $11.5 million, which were offset by a cash outflow of $6.6 million related to the NDS Acquisition and $2.7 million in contingent earnout consideration, payable to the former stockholders of Ranzal, directly related to the successful completion of Ranzal’s second and final earnout period. Cash provided by investing activities for the nine months ended September 30, 2005 was attributable to cash inflows from net redemptions of marketable securities of $6.2 million, which were offset by the Company’s payment of $1.0 million in earnout consideration to the former stockholders of Ranzal, which was directly related to the successful completion of Ranzal’s first six-month earnout period.

As of September 30, 2006, our primary material future liquidity requirements should consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments,” increased lease payments associated with our lease obligations, including the New Space, and capital expenditure and fit-out expenditures related to the 35,568 square feet of New Space. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments.”

Net cash provided by financing activities was $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively. The net cash provided by financing activities in each of the reported three-month periods is directly attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program. The New Space and related new lease costs are expected to increase future SG&A expenses on a quarterly and annual basis.

Net cash provided by (used in) financing activities was $1.7 million and $(1.2) million for the nine months ended September 30, 2006 and 2005, respectively. The net cash provided by financing activities in nine months ended September 30, 2006 is directly attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program. Net cash used in financing activities for the nine months ended September 30, 2005 was primarily related to the Company’s repurchases of common stock under its stock repurchase program totaling $1.6 million, which were offset by proceeds from stock option exercises and proceeds from the Company’s employee stock purchase program.

Our combined cash and cash equivalents increased by $3.5 million and $4.6 million in the three-month periods ended September 30, 2006 and 2005, respectively. During the nine-month periods ended September 30, 2006 and 2005, our combined cash and cash equivalents increased by $6.1 million and $5.6 million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $28.2 million and $32.5 million as of September 30, 2006 and 2005, respectively.

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

Acquisitions, Earnout Payments and Commitments

In connection with the NDS acquisition, the Company paid to the shareholders of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $8.5 million in cash and assumed liabilities and 264,610 shares of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $0.7 million of direct acquisition costs.

In addition, an earnout agreement was entered into in connection with the NDS Purchase Agreement, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the next 12 to 24 months. The Company could pay an additional $7.2 million in potential earnout consideration.

In connection with the Ranzal acquisition, the initial purchase price consideration was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million.

In addition to the initial cash consideration, the former stockholders of Ranzal were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 28, 2005, the end of Ranzal’s first earnout period, the required performance measurements were achieved and the Ranzal stockholders were paid $1.0 million in contingent earnout consideration. The payment of the contingent earnout consideration increased the Company’s goodwill asset during the three-month period ended March 31, 2005. The Ranzal stockholders were also eligible for a second earnout payment, if certain profitability thresholds are met, during the period which commenced on March 1, 2005 and ended on February 28, 2006. On February 28, 2006, the Ranzal stockholders successfully completed their second and final earnout period, during which the required performance measurements were achieved. The amount payable to the Ranzal stockholders for the second earnout was $2.7 million, which was accrued in the second quarter of 2006 and was reported as an increase in goodwill in the Company’s June 30, 2006 balance sheet. $2.4 million of the contingent earnout consideration was paid to the former Ranzal stockholders during the three-month period ended September 30, 2006. The remaining earnout consideration of $0.3 million, which is subject to the collection of certain account receivable amounts, has been recorded as an accrued liability as of September 30, 2006. The Company expects to pay a portion or all of the remaining contingent earnout consideration to the former Ranzal stockholders during the fourth quarter of 2006.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space and certain equipment under noncancelable operating lease arrangements through 2013. Total rent expense, including leases for all locations and amounts paid to related parties for discontinued operations, was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2006 and 2005, respectively.

On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the lease term related to our corporate headquarters located in Wakefield, Massachusetts for ten years, up to and until July 31, 2016. The Company is currently engaged in building out the New Space and expects to occupy the New Space during the fourth quarter of 2006. Rent on the New Space will commence at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”).

As of the New Lease Commencement Date, base rent for the entire premises under the Third Amendment to Lease Agreement, inclusive of the existing space, as outlined in the Company’s Second Amendment to Lease agreement, and the New Space, will be $1.2 million per year for the first three-year period ending July 31, 2009, $1.3 million per year for the subsequent four-year period ending July 31, 2013 and $1.4 million per year for the final three-year period ending July 31, 2016. The Third Amendment to Lease Agreement also provides for the payment of certain common operating expenses. Rent expense related solely to our Wakefield facility was $156 thousand and $412 thousand during the three- and nine-month periods ended September 30, 2006.

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. During the three- and nine-month periods ended September 30, 2006, our five largest customers accounted for 46.0% and 47.3% of our service revenue, respectively. For the three and nine months ended September 30, 2005, our five largest customers accounted for 45.0% and 46.4% of our service revenue, respectively. We perform varying amounts of work for specific customers from year to year. A major customer in one year may not use our services in another year. In addition, we may derive service revenue from a major customer that constitutes a large portion of a particular quarter’s total service revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow. In the event there is a loss of revenue related to our largest customers, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount, through the redeployment of existing resources on to other consulting projects and cost savings initiatives that could be implemented if necessary.

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

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. During the three- and nine-month periods ended September 30, 2006, fixed-price contracts represented approximately 2.1% and 6.3% of our service revenue, respectively. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

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

See “Item 1 – Business – Competition” in our 2005 Annual Report on Form 10-K, as filed with the SEC on March 23, 2006, for a representative list of competitors in the IT and management consulting services space.

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

Factors that may cause our quarterly results to fluctuate in the future include the following:

•	Variability in market demand for IT and management consulting services;

•	Length of the sales cycle associated with our service offerings;

•	Volatility in revenue associated with fixed price contracts;

•	Unanticipated variations in the size, budget, number or progress toward completion of our engagements;

•	Unanticipated termination of a major engagement, a customer’s decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major customer engagements;

•	Efficiency with which we utilize our employees, or utilization, including our ability to transition employees from completed engagements to new engagements;

•	Our ability to manage our operating costs, a large portion of which are fixed in advance of any particular quarter;

•	Changes in pricing policies by us or our competitors;

•	Seasonality and cyclicality, including the effects of lower utilization rates during periods with disproportionately high holiday and vacation usage experience;

•	Timing and cost of new office expansions;

•	The timing of customer year-end periods and the impact of spending relative to such year-end periods;

•	Our ability to manage future growth; and

•	· Costs of attracting, retaining and training skilled personnel.

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

We may be required to record additional goodwill impairment charges in future quarters. As of September 30, 2006, we had recorded goodwill and related intangible assets with a net book value of $28.1 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2005 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8 – Financial Statements and Supplementary Data – Notes 2 and 8” in our 2005 Annual Report on Form 10-K as filed with the SEC on March 23, 2006. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $20.4 million, net of an applicable valuation allowance, as of September 30, 2006. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

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

We rely on sales to a related party who is also a significant customer. The Synapse Group, Inc. (“Synapse”) is considered both a significant customer and a related party. Revenue from Synapse amounted to $2.1 million, or 14.4% of service revenue, and $6.5 million, or 15.6% of service revenue, for the three and nine months ended September 30, 2006, respectively. Revenue from Synapse amounted to $2.0 million, or 18.8% of service revenue, and $6.4 million, or 22.5% of service revenue, for the three and nine months ended September 30, 2005, respectively. The Company provides services to Synapse related to infrastructure support, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In April of 2006, our Company entered into a one-year services contract with Synapse. Consistent with 2005, it is anticipated that Synapse will purchase at least $8.5 million in professional services during 2006. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenue related to Synapse services will be comparable to those generated in the past.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned,” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “will,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for BI and CPM solutions, custom development and system integration services and/or delays in industry-wide IT spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; and (12) the failure of the marketplace to embrace CPM or BI services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2005 Annual Report on Form 10-K filed with the SEC on March 23, 2006. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and nine-month periods ended September 30, 2006 and 2005. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and nine-month periods ended September 30, 2006 and 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

*-	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: October 27, 2006	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: October 27, 2006	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial and accounting officer)