Form 10-K
period 2006-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2007-03-14
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Harvard Mill Square Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2006, there were 11,380,881 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2006 was approximately $74.7 million, computed based upon the closing price of $6.94 per share on June 30, 2006.

As of March 8, 2007, there were 11,754,713 shares of Common Stock of the Registrant outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future Synapse services, future operating income, future cash flows, potential business combination transactions, competitive and strategic initiatives, potential stock repurchases and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Business—Factors Affecting Finances, Business Prospects and Stock Volatility” and elsewhere in this Form 10-K.

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; (12) the failure of the marketplace to embrace CPM or BI services; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item IA. “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

For the Year Ended December 31, 2006

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

In this Annual Report on Form 10-K, we use the terms “Edgewater Technology,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. Our wholly-owned subsidiaries include: Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”), a Delaware corporation that was incorporated in 1992 and acquired by our Company on May 17, 1999; Edgewater Technology (Virginia), Inc. (formerly known as Intelix, Inc. and referred to in this Form 10-K as “Intelix”), a northern Virginia corporation that was incorporated in 1993, acquired by our Company on June 2, 2003 and merged into Edgewater Delaware during 2006; Edgewater Technology-Ranzal, Inc. (formerly known as Ranzal and Associates, Inc. and referred to in this Form 10-K as “Ranzal”), a Delaware corporation that was incorporated in 2004 and acquired by our Company on October 4, 2004, and National Decision Systems, Inc (“NDS”), a New Jersey corporation that was acquired by our Company on February 15, 2006 (the “NDS Acquisition”). Prior to December 31, 2006, NDS legally changed its name to Edgewater New York Metro, Inc.

ITEM 1.	BUSINESS

Overview

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium IT services. We provide our clients with a range of business and technology offerings focused on assisting them in three primary areas:

•	envisioning and realizing strategic business solutions:

•	optimizing business processes to improve the delivery of products and services;

•	maximizing and unlocking the value of corporate data assets; and

•	providing program and project management.

•	implementing corporate performance management solutions:

•	providing dashboard and data cube design and build;

•	providing data warehouse and ETL tool strategies and implementations; and

•	combining all components into a comprehensive analytics solution.

•	leveraging line business with technology:

•	providing design, architectural, and strategic build services;

•	melding advanced business analysis with workflow enhancement; and

•	evaluating and leveraging infrastructure services.

Our primary target is the middle market whose needs span the full spectrum of our offerings. We also provide specialized premium services to divisions of Global 2000 companies. We go to market by vertical industry and currently serve clients in the following industries: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management/Student Lending); Healthcare (Payor/Managed Care)/Life Sciences; Higher Education; Hospitality; Insurance; Retail; and various Emerging Markets.

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

Companies turn to consulting firms, like Edgewater Technology, for a number of reasons, including the need:

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

Industry Opportunity.    Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Technology management consulting firms deliver innovative strategic thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of the appropriate technologies. We have steadily enhanced our offerings to address the evolving need for premium IT services and plans to continue to grow our competencies in this arena.

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

These values include the following:

(1)	Delivery Excellence—Our history is built upon more than fifteen years of proven methodology and well-defined process, in addition to continually delivering business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise, and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)	Vertical Expertise—We combine vertical-industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. The primary vertical markets where we have developed core competencies include: Consumer Packaged Goods/Manufacturing; Financial Services (Retail Banking, Portfolio/Asset Management); Healthcare/Life Sciences; Higher Education; Hospitality, Insurance; Retail; and various Emerging Markets.

(3)	Technology Excellence—We deliver our services by blending proven strategic technologies and business practices to build scalable custom solutions providing a solid return on the investment. Our team of professionals has the technology expertise to offer comprehensive strategies and solutions. Our areas of technical expertise include: business activity monitoring, architectural services (assessment and builds), service-oriented architectures, data and infrastructure services, transactional processing and legacy integration.

(4)	Middle-Market Focus—Edgewater Technology is well positioned to serve the technology needs of the middle market. Their needs span the full spectrum of our offerings. In 2006 alone, 85% of Edgewater Technology’s business was derived from the middle market.

(5)	Strong Operational Metrics—Since our inception in 1992, Edgewater Technology’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, Company utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as the leading provider of premium IT services for both the middle market and divisions of Global 2000 companies. We believe we can attain this strategic objective by delivering a range of business and technology offerings. This approach enables Edgewater Technology to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. To attain our business strategy objective, we will maximize our ability to deliver the following capabilities:

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

•

Implement Corporate Performance Management solutions.    The primary goal of the CPM solutions we develop is to improve financial performance and operating metrics across a client’s enterprise. We develop these solutions by leveraging a blend of technology and vertical expertise as well as partnering with industry CPM leaders, such as Cognos Incorporated, Hyperion Solutions and Informatica Corporation. With CPM, clients are able to improve their overall operational performance and productivity. A client’s ability to extract data and alert management of operational issues can enhance near real-time decision making—otherwise known as Business Activity Monitoring, a building block of CPM.

•

Optimize business processes to improve the delivery of products and services.    We deliver solutions that integrate effectively into our client’s existing infrastructure while improving business operations that support the generation of revenue. We develop these solutions by conducting business process analysis. The analysis enables us to map business process with technology.

•

Provide program and project management.    We have the ability to develop programs that manage multiple projects including those that are complex and could involve multiple local and global vendors. To build the best strategic, customized solutions, we take all facets of our client’s business into consideration and make recommendations that include an approach of integrating packaged and customized solutions together to form one cohesive solution.

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

Our Services

Edgewater Technology offers a full spectrum of services and expertise to ensure the success of our engagement. Our premium IT services are consolidated into three major synergistic offerings: (1) Business Consulting, (2) Corporate Performance Management (“CPM”), and (3) Technical Consulting. The diagram that follows clearly illustrates these three offerings:

•

Strategy—We blend our vertical industry and technology expertise to provide our clients with business and technology strategies that deliver long-term value across their enterprise. Our teams of consulting professionals compile and disseminate defined deliverables that not only support business process change, but strategically drive business. We assist in identifying key performance indicators (“KPIs”), appropriate benchmarks, and analytical trends to set the stage for tactical CPM solutions. We take a multi-disciplinary approach which ensures that strategic plans not only serve the business need, but also are scalable, maintainable, and ultimately deliver the expected return on investment.

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

•

Technical Consulting & Advisory Services (including Disaster Recovery Strategy & Services; Information Security Strategy & Services; Infrastructure Project Management; Infrastructure Strategy & Architecture; Integration Services; IT Due Diligence; IT Operational Excellence; IT Planning; Migration Planning) and Business Continuity planning/execution.

•

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

Customers; Significant Customers

We derive a significant portion of our revenues from large projects with a limited number of customers. In 2006, our five largest customers accounted for 46.9% of our service revenues. In 2005, our five largest customers accounted for 47.5% of our service revenues. In addition, The Synapse Group, Inc. (“Synapse”) is considered both a significant customer and a related party. For further details, see “Item 1A—Risk Factors—Our Reliance Upon Synapse” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related-Party Transactions: Synapse.” During 2006, we recorded revenues from 61 new customers, as compared to 66 new customers in 2005.

Marketing, Sales and Strategic Alliances

Marketing.    The primary goal of all of our marketing efforts is to generate sales opportunities by increasing Edgewater Technology’s brand awareness and value proposition. Our marketing efforts continued to be closely aligned with our go-to-market strategy, while introducing specific offerings that address business and IT challenges clients face within a particular vertical market. We have developed core competencies in delivering our services in key markets to increase the efficiency of our marketing efforts; we target specific areas of content on a monthly basis for each of our vertical practice areas. Marketing builds campaigns around each content area, which include: marketing collateral, webinars, sell sheets, tradeshow/conference participation, speaking engagements, direct mail and public relations activities.

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

Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including: American Student Assistance, 1Answer Solutions, BEA Systems, Corda Technologies, Document Sciences Corporation, Hyperion, IBM, Informatica Corporation, Microsoft, Netezza, Optical Image Technology, Oracle, PaperThin, SeaTab, Sun Microsystems and UpStream Software. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees.    As of December 31, 2006, Edgewater Technology had 303 employees. Of these employees, 252 were billable consultants and 51 were management and administrative personnel, comprising sales, marketing, human resources, finance, accounting, internal information systems, and administrative support. The average tenure of our employee base is approximately 5 years and the average “years of experience” is approximately 14 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

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

Recruiting.    We believe that our long-term success will depend upon our ability to attract, retain and motivate highly-skilled employees. Our recruitment department has traditionally conducted its own direct recruiting efforts and coordinated informal and search firm referrals. We believe that our business model, which results in an intellectually stimulating work environment, provides greater opportunities for professional development and a dynamic corporate culture, which enhances our ability to attract and retain top professionals.

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

The following is a representative list of competitors in the IT and management consulting services space:

•	Technical Consulting/Systems integrators: Accenture, Collaborative Consulting, CMGI, EDS, IBM Global Services, Inforte, Keane Consulting, LogicaCMG, Perficient, and Sapient;

•	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Indus, Satyam, Tata, and Wipro;

•	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, Diamond Management and Technology Consultants, Inc., and McKinsey & Company;

•

Corporate Performance Management (CPM) / Business Activity Monitoring (BAM) / Business Intelligence (BI) providers: AnswerThink, Hitachi Consulting Corporation, Informatica Corporation, ISA, Hewlett-Packard, Longview Solutions, Oracle, Palladium Consulting; and

•	Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle and SAP.

Intellectual Property

We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for “Edgewater,” “Edgewater Technology,” “Edgewater Technology-Ranzal” and “Edgewater Strategy Services.” We believe we have secured all rights to trademarks and trade names related to our business.

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater Technology. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used within our Company and in customer engagements. See also “Item 1A—Risk Factors.”

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. In 2006, our five largest customers accounted for 46.9% of our service revenue. In 2005, our five largest customers accounted for 47.5% of our service revenue. We perform varying amounts of work for specific customers from year-to-year. A major customer in one year may not use our services in another year. In addition, we may derive revenue from a major customer that constitutes a large portion of a particular quarter’s total revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

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

We may have lower margins, or lose money, on fixed-price contracts.    As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. In 2006, fixed-price contracts represented approximately 4.8% of our service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

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

We may be required to record additional goodwill impairment charges in future quarters.    As of December 31, 2006, we had recorded goodwill and related intangible assets with a net book value of $29.2 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2006 and 2005 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset.    We have a deferred tax asset of approximately $18.5 million, net of an applicable valuation allowance, as of December 31, 2006. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

Material changes to our strategic relationship with Hyperion Solutions Corporation (“Hyperion”).    The Ranzal business, which we acquired in October of 2004, derives a substantial portion of its revenues from a channel relationship with Hyperion. This relationship involves Hyperion assisted lead generation support with respect to the business intelligence services provided by Ranzal. This relationship is governed by a Consulting Reseller Partner Agreement, which is subject to annual renewal and is scheduled to expire in October of 2007. A failure to renew this relationship, or a material modification or change in Hyperion’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our reliance upon Synapse.    Synapse, as more fully described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related-Party Transactions: Synapse,” is considered both a significant customer and a related party. Revenues from Synapse amounted to $8.7 million, or 15.5% of service revenues, and $8.4 million, or 21.2% of service revenues, for 2006 and 2005, respectively. The Company provides services to Synapse related to infrastructure support, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase at least $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenues related to Synapse services will be comparable to those generated in the past.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 66,027 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880-3209. An amendment to the lease for our corporate headquarters was executed and made effective on May 4, 2006 (the “2006 Lease Amendment”). The 2006 Lease Amendment extended the lease term related to our original corporate headquarters for a three-year period, until December 31, 2016.

We also have office facilities in Arkansas, Connecticut, New Hampshire, New York, and Virginia. Our corporate and satellite offices are all leased properties. We do not own any real estate. An office located in Fayetteville, Arkansas, which was the Company’s principal executive offices until the 2001 fiscal year, is a leased property, which we sublet to a third party on July 1, 2002. This sublease is through June 30, 2007. The Fayetteville, Arkansas lease expires on June 30, 2009. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” for more information regarding lease obligations.

After the 2006 Lease Amendment, our existing properties satisfy our current operating needs, however we will seek additional space in the event our existing properties are unable to meet our operating requirements in the future.

ITEM 3.	LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable. As of the date of the filing of this Form 10-K, our Company is not a party to any existing material litigation matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ National Market under the symbol “EDGW.” On March 8, 2007, there were approximately 2,000 holders of record of our common stock and 11,754,713 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms. Based on our Company’s solicitations of proxies in April 2006, we estimate that there are approximately 8,000 holders of our Company’s common stock.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ National Market for each quarter in 2005 and 2006 and the first quarter of 2007 through March 8, 2007.

	High	Low
FISCAL 2005:
First Quarter	$5.66	$4.16
Second Quarter	4.60	3.90
Third Quarter	5.75	4.00
Fourth Quarter	6.26	4.59

FISCAL 2006:
First Quarter	$6.89	$5.58
Second Quarter	7.82	6.32
Third Quarter	6.94	5.25
Fourth Quarter	6.99	5.63

FISCAL 2007:
First Quarter	$8.65	$5.81
(through March 8, 2007)

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fourth quarter of 2006.

Issuer Purchases of Equity Securities

In September 2002, our Board of Directors authorized a stock repurchase program for up to $20.0 million of common stock through December 31, 2003, which was extended through and expired in February 2005. During the stock repurchase period, we repurchased 3.6 million shares of our common stock for an aggregate purchase price of approximately $17.9 million. The stock repurchase program expired, without renewal, on February 25, 2005.

During the years ended December 31, 2005 and 2004, the Company repurchased 321,029 and 948,234 shares of its outstanding common stock for an aggregate purchase price of $1.6 million and $4.4 million, respectively. The Company did not repurchase any shares of its outstanding common stock during the year ended December 31, 2006.

Performance Graph

The following charts compare the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the SP600 IT Services Index and the common stock of seven companies in the technology consulting industry for the five-year period beginning on December 31, 2001 (the closing sale price of our common stock on this date was $3.95) and ending on December 29, 2006 (the last trading date for our common stock in the 2006 fiscal year), assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a description of the companies included in our peer group.

Company Name / Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
EDGEWATER TECHNOLOGY, INC.	$100	$119	$125	$124	$149	$155
NASDAQ U.S. INDEX	100	69	103	112	115	126
S&P 600 IT SERVICES	100	79	114	129	146	147
NEW PEER GROUP[1]	100	37	79	99	74	87
OLD PEER GROUP[2]	100	56	101	161	166	239

(1)	Our self-selected peer group for 2006 consists of the following companies: Answerthink, Inc.; Ciber, Inc.; Diamond Management & Technology Consultants, Inc.; eLoyalty Corporation (“eLoyalty”); Inforte Corporation; Perficient, Inc. (“Perficient”); and Sapient Corporation.
(2)	Our self-selected peer group for 2005 consisted of the following companies: Answerthink, Inc.; Ciber, Inc.; Cognizant Technology Solutions Corporation (“Cognizant”); Diamond Management & Technology Consultants, Inc.; Inforte Corporation; Sapient Corporation; and Tier Technologies, Inc. (“Tier”).

During 2006, we elected to change the composition of our self-selected peer group companies to eliminate, from the 2005 peer group, Cognizant, due to its offshore focus and lack of comparability to our business model, and Tier, because it no longer trades on NASDAQ, or any national securities exchange. We feel that the companies included in our 2006 peer group, including eLoyalty and Perficient, which replaced Cognizant and Tier, are comparable to our Company as they provide similar IT consulting services and expertise to their clients.

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

The 2006, 2005, 2004, 2003 and 2002 selected consolidated financial data presented below has been derived from our audited consolidated financial statements and include income (loss) from discontinued divisions, net of applicable taxes, which represent payments made by the Company related to its discontinued operations accrual. As described in “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4” included elsewhere herein, the Company, in 2000-2001 made a strategic decision to undergo a comprehensive restructuring program to refocus future growth initiatives in its systems integration and consulting business and as a result, committed to divestures in each of its staffing businesses. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$60,083	$43,126	$25,322	$25,054	$18,666
Cost of revenue	35,582	25,126	15,659	13,540	11,905

Gross profit	24,501	18,000	9,663	11,514	6,761
Operating expenses:
Selling, general and administrative	18,721	15,883	10,154	10,080	8,833
Depreciation and amortization	1,755	1,046	896	948	1,003
Impairment of goodwill(1)	—	—	—	—	7,411
Restructuring(2)	—	—	—	—	349

Total operating expenses	20,476	16,929	11,050	11,028	17,596

Operating income (loss)	4,025	1,071	(1,387)	486	(10,835)
Interest income, net	1,283	1,054	556	455	777

Income (loss) before taxes, discontinued operations and change in accounting principle	5,308	2,125	(831)	941	(10,058)
Tax provision (benefit)	2,105	850	—	(1,053)	—

Income (loss) from continuing operations before discontinued operations and change in accounting principle	3,203	1,275	(831)	1,994	(10,058)
Discontinued operations:
Income (loss) from discontinued divisions, net of applicable taxes	—	325	236	(1,020)	(950)

Income (loss) before change in accounting principle	3,203	1,600	(595)	974	(11,008)
Change in accounting principle(1)	—	—	—	—	(12,451)

Net income (loss)	$3,203	$1,600	$(595)	$974	$(23,459)

Basic income (loss) per share:
Continuing operations	$0.29	$0.13	$(0.07)	$0.18	$(0.87)
Discontinued operations	—	0.03	0.02	(0.09)	(0.08)
Change in accounting principle	—	—	—	—	(1.08)

Net income (loss)	$0.29	$0.16	$(0.05)	$0.09	$(2.03)

Weighted average shares, basic	10,980	10,241	11,283	11,381	11,575

Diluted income (loss) per share:
Continuing operations	$0.27	$0.12	$(0.07)	$0.17	$(0.87)
Discontinued operations	—	0.03	0.02	(0.09)	(0.08)
Change in accounting principle	—	—	—	—	(1.08)

Net income (loss)	$0.27	$0.15	$(0.05)	$0.08	$(2.03)

Weighted average shares, diluted	11,956	10,653	11,283	11,694	11,575

Refer to footnotes on following page.

(1)	The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002 and, in accordance therewith, recorded as a change in accounting principle a non-cash charge of $12.5 million relating to an impairment of recorded goodwill. On December 2, 2002, the selected annual measurement date, the Company recorded an additional non-cash charge of $7.4 million, relating to a further impairment of goodwill.
(2)	As a result of a workforce reduction on February 28, 2002, the Company recorded approximately $0.3 million in associated restructuring charges related to severance costs.

	As of December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Consolidated Balance Sheet Data:
Cash equivalents, marketable securities and accrued interest	$33,241	$33,763	$33,908	$44,259	$46,782
Accounts receivable, net	10,883	9,858	5,272	3,532	2,647
Goodwill and intangibles	29,163	17,076	16,628	13,135	11,614
Deferred tax asset	18,549	21,491	22,213	22,175	22,884
Other assets	3,784	2,401	3,681	3,430	2,566

Total assets	$95,620	$84,589	$81,702	$86,531	$86,493

Total liabilities	$9,370	$6,504	$5,106	$5,647	$5,456
Stockholders’ equity	86,250	78,085	76,596	80,884	81,037

Total liabilities and stockholders’ equity	$95,620	$84,589	$81,702	$86,531	$86,493

Outstanding shares of common stock	11,522	10,683	10,549	11,366	11,485

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this annual report and in the documents that we incorporate by reference into this annual report. This annual report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1A - Risk Factors.”

Overview

Edgewater Technology, Inc. is a growing, innovative technology management consulting firm serving both middle market companies and divisions of Global 2000 companies throughout the United States. We provide a unique blend of premium IT services in business consulting, corporate performance management consulting and technology consulting. Our solutions provide customer benefits by integrating, automating and extending business processes, optimizing technology infrastructure and providing software applications that enable companies to monitor their financial and operational performance. During the fiscal year ended December 31, 2006, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $60.1 million from a total of 195 clients. Headquartered in Wakefield, Massachusetts, as of December 31, 2006, our Company employed approximately 252 technical consulting professionals and 303 total professionals.

Service Revenue

Our service revenue is derived from professional services in providing premium IT services consulting. Specifically, we provide strategy and other business consulting services to develop, implement, integrate, automate and extend business processes, technology infrastructure and corporate performance management software applications to our clients. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on either a fixed-price or fixed-fee basis. Fixed-priced engagements represented approximately 4.8% of our service revenue for the year ended December 31, 2006. Fixed-fee engagements represented approximately 6.2% of our service revenue for the year ended December 31, 2006. For time and material projects, revenue is recognized and billed by multiplying the number of hours that our professionals expend in the performance of a project by the established billing rates. For fixed-fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Operating Expenses

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

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of consulting professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

Company Performance Measurement Systems and Metrics

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater Technology has also developed internal corporate performance management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results for the Year Ended December 31, 2006 Compared to Results for the Year Ended December 31, 2005.”

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition and Allowance for Doubtful Accounts;

•	Stock-based Compensation;

•	Valuation of Deferred Tax Assets; and

•	Valuation of Long-Lived and Intangible Assets.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” included elsewhere herein, which contain additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition and Allowance for Doubtful Accounts.    Our Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as strategy engagements (inclusive of business intelligence, corporate performance management and business process analysis), consulting and development and integration service engagements (application development and systems integration) and infrastructure services (technical consulting, assessment and remediation, managed services and IT due diligence). Revenue from these services is recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Edgewater Technology engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

For the years ended December 31, 2006, 2005 and 2004, revenue from strategy engagements, technical consulting and custom software development and integration services, and managed services represented the following:

Year Ended December 31,	Strategy Engagements	Technical Consulting and Custom Software Development and Integration Service Engagements	Managed Service Engagements
2006	50.6%	41.8%	7.6%
2005	35.7%	55.9%	8.4%
2004	20.7%	67.2%	12.1%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 89.0%, 82.5% and 75.0% of service revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.8%, 11.5% and 15.8% of service revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of revenue and costs can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with Securities and Exchange Commission Staff Accounting Bulleting (“SAB”) SAB No. 104, “Revenue Recognition” (“SAB 104”), revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned. The warranty term is typically short term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. We have recognized insignificant losses on fixed price contracts during the years ended December 31, 2006 and 2005.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 6.2%, 6.0% and 9.2% of service revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue under fixed-fee contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

When a customer enters into a time and materials, fixed-price contract or a fixed-fee contract, the related revenue is accounted for under SAB 104 and Emerging Issues Task Force Abstract (“EITF”) No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”). For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” (“EITF No. 00-22”), the Company has deferred revenue related to invoiced and paid amounts based upon its current estimates of the actual discounts expected to be earned by the customers. There were no deferred revenue amounts related to EITF No. 00-22 as of December 31, 2006 and 2005 related to volume purchase arrangements.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2006 and 2005, the Company has recorded a deferred liability of approximately $84 thousand and $196 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 2.2%, 3.5% and 0.2% of total revenue for the years ending December 31, 2006, 2005 and 2004, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenue for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

Our revenue and earnings may fluctuate from year to year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, and allocations of fair value of elements under multiple element arrangements, and the valuation of our allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts related to its accounts receivables that have been deemed to have a high risk of collectibility. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management further analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however future write-offs could exceed the recorded allowance.

Stock-Based Compensation.    Effective January 1, 2006, we were required to account for stock-based awards in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-based Payments”

(“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the stock-based awards and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Stock-based compensation expense under all of the Company’s share-based plans was $1.2 million, $229 thousand and $134 thousand in the years ended December 31, 2006, 2005 and 2004, respectively. See “Item 8—Financial Statements and Supplementary Data—Note 10” included elsewhere herein.

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

As of December 31, 2006, the gross value of the net deferred tax asset recorded on the Company’s balance sheet was approximately $25.0 million. This amount was comprised of approximately $20.6 million in federal net operating loss (“NOL”) carryforwards, $0.6 million in state NOL carryforwards, $4.2 million in available federal credits and $0.2 million in future tax benefits related to stock-based compensation recognized in accordance with SFAS No. 123R. These tax benefits were offset by $(0.5) million in net deferred tax liabilities related to temporary timing differences. The gross value of the net deferred tax asset amounts were offset by a valuation reserve of approximately $6.5 million providing for a net deferred tax asset of $18.5 million. This net deferred tax asset is representative of the Company’s assessment of the expected future realization of recorded deferred tax assets.

When assessing the probability of the future realization of the recorded value of this asset, the Company reviews its planned future income and profitability projections. In projecting future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results and trends, our project pipeline, and other appropriate factors. Based upon these analyses, the Company believes that it is more than likely that it will be able to recover the currently recorded value of our net deferred tax assets by maintaining existing revenue levels, while achieving annual profitability in the range of 4.9% to 7.6% through fiscal 2020. However, if we do not generate sufficient future income and profits, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense, thereby reducing net income or increasing net loss, in the period in which it is determined that it is more likely than not that either a portion or all of the deferred tax asset is recoverable.

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

As further described in “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3” included elsewhere herein, the Company has recorded the following goodwill and intangible asset amounts:

•

Intelix Acquisition:    On June 2, 2003, the Company acquired Intelix, Inc. and recorded $1.4 million in goodwill and $0.5 million in identifiable intangible assets, which are being amortized over a period of four to eight years.

•

Ranzal Acquisition:    On October 4, 2004, the Company acquired Ranzal and initially recorded $2.4 million in goodwill and $1.6 million in identified intangible assets, which are being amortized over a period of two to five years. Subsequently, in fiscal 2006 and fiscal 2005, the Company recorded and paid additional purchase price consideration of $2.7 million and $1.0 million, respectively to Ranzal’s former stockholders. The payments related to additional earnout consideration based upon the successful attainment of certain profitability thresholds achieved from the date of the acquisition through February 28, 2006. There is no additional earnout consideration payable to Ranzal’s former stockholders as of December 31, 2006.

•

NDS Acquisition:    On February 15, 2006, the Company acquired NDS and has recorded $7.1 million in goodwill and $3.5 million in identifiable intangible assets, which are being amortized over a four-year period. The former stockholders of NDS are eligible to receive additional earnout consideration based upon the successful attainment of certain profitability thresholds achieved from the date of the acquisition through February 15, 2008. The first earnout measurement period ends February 15, 2007.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2006	2005	2004
Revenue:
Service revenue	94.1%	92.3%	97.7%
Software revenue	2.2%	3.5%	0.2%
Reimbursable expenses	3.7%	4.2%	2.1%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	53.6%	50.7%	59.5%
Software costs	1.9%	3.4%	0.2%
Reimbursable expenses	3.7%	4.2%	2.1%

Total cost of revenue	59.2%	58.3%	61.8%

Gross profit	40.8%	41.7%	38.2%
Operating expenses:
Selling, general and administrative	31.2%	36.8%	40.1%
Depreciation and amortization	2.9%	2.4%	3.5%

Total operating expenses	34.1%	39.2%	43.6%

Operating income (loss)	6.7%	2.5%	(5.4%)
Interest income, net	2.1%	2.4%	2.2%

Income (loss) before taxes and discontinued operations	8.8%	4.9%	(3.2%)
Tax provision	3.5%	2.0%	—%

Income (loss) from continuing operations before discontinued operations	5.3%	2.9%	(3.2%)
Discontinued operations:
Income from discontinued divisions	—%	0.8%	0.9%

Net income (loss)	5.3%	3.7%	(2.3%)

Results for the Year Ended December 31, 2006 Compared to Results for the Year Ended December 31, 2005

Revenue.    Total revenue increased by $17.0 million, or 39.3%, to $60.1 million for the year ended December 31, 2006 from $43.1 million for the year ended December 31, 2005.

Of the $17.0 million increase in 2006 total revenue, service revenue, excluding software and reimbursable expense revenue, increased by $16.7 million, or 42.1%, to $56.5 million, as compared to service revenue of $39.8 million in 2005. The 2006 increase in service revenue was attributable to growth in our core business service revenue (including the Ranzal business) of $8.9 million over the prior year, and the NDS Acquisition, which contributed $7.8 million in service revenue during the ten and one half-month period since the date our Company acquired its business.

The incremental year-over-year increase in core business service revenue was primarily related to customer acceptance of our business strategy to deliver premium IT services to the middle market and by improved market demand for our offerings. The NDS Acquisition was completed during the first quarter of 2006 and therefore did not impact our 2005 results.

Service revenue from Synapse, our largest customer, amounted to $8.7 million and $8.4 million in 2006 and 2005, respectively. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during fiscal 2007.

Software revenue, which is directly attributable to our Corporate Performance Management offering, decreased by $0.2 million, to $1.3 million in 2006, as compared to $1.5 million in 2005. Software sales have been affected in both 2006 and 2005 by customer demand for such software in relation to CPM-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customer’s consulting projects. Reimbursed expense revenue increased approximately $0.5 million in 2006, to approximately $2.3 million, as compared to $1.8 million in 2005. The aggregate amount of reimbursed expenses will fluctuate from year to year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization, increased 6.5%, to $278 thousand in 2006, as compared to $261 thousand in 2005. The improvement is due to incremental increases in our average consultant billing rates across all of our service offerings. The NDS Acquisition provided the Company with 41 additional billable consultants and daily billing rates above those in our core business. During 2006 the Company increased the number of customers it served to 195, as compared to 158 customers in 2005. In 2006, service revenue from our five largest customers, including Synapse, decreased slightly to 46.9% of our total service revenue, as compared to 47.5% in 2005.

Cost of Revenue.    Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $10.5 million, or 41.6%, to $35.6 million in 2006, as compared to $25.1 million in 2005. The 2006 increase in cost of revenue is partially attributable to the effect of the NDS Acquisition, which increased cost of revenue by approximately $5.0 million in 2006. Additionally, there was an increase of $5.5 million, or 21.8%, in project and personnel costs related to our technical and CPM consulting business to support our continued growth in customer projects and revenue.

Additionally, during the first quarter of 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R requires recognition of stock-based compensation expense, together with cash compensation paid to our employees, as project and personnel costs. As a result of the adoption of SFAS No. 123R, the Company recorded $0.3 million of compensation expense included in project and personnel costs. No compensation expense related to SFAS No. 123R was reported as a component of cost of revenue during 2005.

Software costs decreased by $0.4 million, to $1.1 million, in 2006, as compared to $1.5 million in 2005. Software costs are expected to fluctuate from year to year depending on our customers demand for CPM-related software. Reimbursable expenses, which increased in 2006 by $0.5 million, to $2.3 million, as compared to $1.8 million in 2005, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the comparative fiscal periods.

Gross Profit.    Gross profit increased by $6.5 million, or 36.1%, to $24.5 million in 2006, as compared to $18.0 million in 2005. Gross profit, as a percentage of total revenue, decreased to 40.8% in 2006, as compared to 41.7% in 2005. Gross profit related to service revenue decreased to 43.0% in 2006 from 45.1% in 2005.

The improvement, on an absolute dollar basis, in gross profit during 2006 is directly related to the cumulative effects of growth within our core business, which increased gross profit by $3.4 million in 2006, representing 51.7% of the year over year increase in gross profit, combined with incremental gross profit of $3.1 million provided by NDS in 2006, which represented 48.3% of the year over year increase. Positive factors influencing this growth include an overall increase in customer base, an increase in billable headcount and improved average daily billing rates, which are discussed above.

Fluctuations in gross profit, as a percentage of total revenue and service revenue, in 2006 and 2005 were attributable to the Company’s billable consultant utilization rate and the 2006 adoption of SFAS No. 123R. Billable consultant utilization decreased to 79.9% in 2006 compared to 81.1% in 2005, while the current year impact of SFAS No. 123R on gross margin is discussed above. The Company’s management operates the business with a targeted utilization rate of 78.0% to 82.0%.

Selling, General and Administrative Expense (“SG&A”).    SG&A expenses increased 17.9% to $18.7 million in 2006, as compared to SG&A expenses of $15.9 million in 2005. The increase in SG&A expenses during 2006 was primarily due to additions of sales personnel, management personnel, support personnel, relatively higher commissions due to our revenue growth and additional rent related to our facilities expansion. Lastly, we incurred $0.9 million in stock-based compensation expense associated with the implementation of SFAS No. 123R.

SG&A expense as a percentage of services revenue, excluding reimbursed expenses, decreased to 31.2% for the year ended December 31, 2006 from 36.8% for the year ended December 31, 2005. The decrease in SG&A expenses as a percentage of revenue is the result of operational efficiencies and economies of scale as the Company has grown.

As more fully described in “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13” included elsewhere herein, on May 4, 2006, the Company executed and made effective the 2006 Lease Amendment. Additional future annual rent expense to be recognized by the Company under the 2006 Lease Amendment will be approximately $0.7 million. The Company began paying rent on the new office space covered under the 2006 Lease Amendment during the fourth quarter of 2006.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased 67.8% to $1.8 million in 2006, as compared to $1.0 million in 2005. The Company reported a slight increase in comparative depreciation expense during the current year due to current year asset purchases and incremental depreciation related to acquired NDS assets.

Amortization expense increased by $0.7 million in 2006 as compared to 2005. The current year increase is directly related to the intangible assets identified in connection with the NDS Acquisition. Current year amortization expense on NDS intangible assets amounted to $0.8 million. The increase in current year amortization expense related to the NDS identified intangible assets was offset by a decrease in historical amortization expense of $0.1 million related to other intangible assets that became fully amortized in 2006.

In connection with the Company’s execution of the 2006 Lease Amendment, the Company made payments of approximately $1.0 million and anticipates that it will make approximately $1.5 million in capital expenditures related to leasehold improvements and office equipment during 2006 and 2007, respectively. It is expected that these capital expenditures will increase depreciation expense by approximately $0.3 million in 2007. See “Item 8 – Financial Statements and Supplementary Data—Note 13” included elsewhere herein.

Operating Income.    The Company’s operating income increased 275.8% to $4.0 million in 2006, as compared to an operating income of $1.1 million in 2005. The increase in operating income is attributable to an increase in comparative service revenue and relatively lower growth in SG&A expenses. Each of these items is explained in further detail above.

Interest Income, Net.    We earned net interest income of $1.3 million in 2006, as compared to net interest income of $1.1 million in 2005. Despite the current year decrease in our marketable security balances, interest income has increased as a result of improved yields on our investments during 2006, as compared to those achieved in 2005. Average maturity and yield rates for the year ended December 31, 2006 were approximately 68 days and 5.4%, respectively, as compared to 132 days and 4.1%, respectively, as of December 31, 2005.

Provision for Income Taxes.    The Company accrues a provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. Our current year tax provision totaled $2.1 million, or 39.7% of income before taxes, as compared to a provision of $0.8 million, or 40% of income before taxes in 2005. We have deferred tax assets resulting primarily from federal net operating losses and capital loss carryforwards amounting to $25.0 million for which we have a valuation allowance of $6.5 million. Our federal income tax amounts are charged directly against our deferred tax asset and will not result in cash outlays by the Company. The Company’s significant operating loss carryforwards are scheduled to expire on or before 2020.

Income from Continuing Operations.    Income from continuing operations increased 151.3% to $3.2 million in 2006, as compared to $1.3 million in 2005. The current year increase in income from continuing operations is a cumulative result of our growth in revenue, gross profit and the contributions of the NDS Acquisition, which are discussed above.

Discontinued Operations.    We have received in the past various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing businesses, which were sold in 2000 and 2001. During 2005, our Company was able to successfully resolve several outstanding assessments. On a net basis, the Company reversed approximately $0.3 million in 2005 from its discontinued operations accrual related to the successful resolution of certain tax assessments. See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4” included elsewhere herein.

Net Income.    We reported net income of $3.2 million in 2006, as compared to $1.6 million 2005. The current year increase in income is a cumulative result of our growth in revenue, gross profit and the contributions of the NDS Acquisition, which are discussed above.

Results for the Year Ended December 31, 2005 Compared to Results for the Year Ended December 31, 2004

Revenue.    Total revenue increased by $17.8 million, or 70.3%, to $43.1 million for the year ended December 31, 2005 from $25.3 million for the year ended December 31, 2004.

Of the $17.8 million increase in 2005 total revenue, service revenue, excluding software and reimbursable expense revenue, increased by $15.1 million, or 60.9%, to $39.8 million, as compared to service revenue of $24.7 million in 2004. The 2005 increase in service revenues was primarily attributable to two factors. Our service revenue was enhanced by the October 4, 2004 acquisition of Ranzal, which contributed service revenue of approximately $11.0 million in 2005 revenue, as compared to $2.0 million in the fourth quarter of 2004. The incremental year-over-year increase in service revenue was also affected by an increase of approximately $6.1 million in service revenue related to Edgewater Technology’s core business in 2005. Current year growth was also impacted by improved market demand for premium IT services, as new and existing clients continued to demand on-shore technical management consulting expertise to help their businesses evolve and grow.

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

Cost of Revenue.    Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $9.4 million, or 60.5%, to $25.1 million in 2005 as compared to $15.7 million in 2004. The 2005 increase in cost of revenue is partially attributable to the full year effect of the Ranzal acquisition, which increased cost of revenue by approximately $6.4 million in 2005. Additionally, there was an increase of $3.0 million, or 20.9%, in project and personnel costs related to Edgewater Technology’s core business, as we increased our total number of billable consultants by 58, separate and apart from the Ranzal Acquisition, to support our growth in projects and related revenue growth. Ranzal increased billable headcount by 16 in 2005.

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

Gross Profit.    Gross profit increased by $8.3 million, or 86.3%, to $18.0 million in 2005, as compared to $9.7 million in 2004. Gross profit, as a percentage of total revenue, increased to 41.7% in 2005, as compared to 38.2% in 2004. Gross profit related to service revenue increased to 45.1% in 2005 from 39.0% in 2004. The improvement in gross profit in 2005 is directly related to the cumulative effects of growth within the core Edgewater Technology business, which increased gross profit by $3.3 million in 2005, representing 39.5% of the year over year increase in gross profit, combined with the incremental gross profit of $5.0 million provided by Ranzal in 2005, which represented 60.5% of the year over year increase in gross profit. Positive factors influencing this growth include increases in customer base, increases in billable headcount and improved utilization rates, which are discussed above.

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

Interest Income, Net.    We earned net interest income of $1.1 million in 2005, as compared to net interest income of $0.6 million in 2004. The increase in interest income reflects a 2004 shift of our available cash and cash equivalent balances into less liquid marketable securities, which have increased yields on our invested balances when compared to the yields achieved in the prior year. Average maturity and yield rates for the year ended December 31, 2005 were approximately 132 days and 4.1%, respectively, as compared to 94 days and 1.6%, respectively, as of December 31, 2004.

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

Discontinued Operations.    We have received in the past and may continue to receive various tax notices and assessments from the IRS and various State Departments of Revenue related to our former staffing businesses, which were sold in 2000 and 2001. During both 2005 and 2004, our Company was able to successfully resolve several outstanding assessments. On a net basis, the Company reversed approximately $0.3 million and $0.2 million in 2005 and 2004, respectively, from its discontinued operations accrual related to the successful resolution of certain tax assessments. In 2005, the accrual decrease attributable to the IRS notices totaled approximately $0.3 million, offset by other minor adjustments to remaining discontinued operations accrual items. In 2004, the accrual decrease attributable to the IRS notices totaled approximately $0.8 million. This decrease was offset by an increase in the accrual of $0.6 million, which was primarily the result of an increase in a previously established reserve related to the Company’s expected lease payments on its former corporate headquarters in Fayetteville, Arkansas in the amount of $0.4 million. The increase in the lease accrual was deemed necessary after revising a previously prepared estimate with more current information. See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4” included elsewhere herein.

Net Income (Loss).    We reported net income of $1.6 million in 2005 as compared to a net loss of $(0.6) million 2004. The increased in net income is a cumulative result of increased service revenue, gross margin and other items discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Cash flows provided by (used in):
Operating activities	$8,393	$1,237	$10
Investing activities	(6,709)	(80)	(17,959)
Financing activities	2,065	(340)	(3,827)
Discontinued operating activities	(141)	(156)	(541)

Total cash provided (used) during the year	$3,608	$661	$(22,317)

As of December 31, 2006, we had cash, cash equivalents, marketable securities and accrued interest of $33.2 million, a $0.6 million, or 1.5% decrease from the December 31, 2005 balance of $33.8 million. Working capital, which is defined as current assets less current liabilities, decreased $1.8 million, to $37.6 million, as of December 31, 2006, as compared to $39.4 million as of December 31, 2005. The $0.6 million decrease in cash, cash equivalents, marketable securities and accrued interest is primarily attributable to cash outflows related to the cash payment of $6.6 million in connection with the NDS Acquisition, a cash outflow related to the first quarter payments on the 2005 performance-based bonus plan, an outflow of $1.6 million related to current year capital expenditures, and an outflow of $2.7 million in contingent earnout consideration paid to the former Ranzal stockholders. These outflows were offset by an inflow of $2.1 million in proceeds from the employee stock purchase plan and stock option exercises, $3.2 million in 2006 net income from continuing operations and collections on outstanding account receivable balances.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from its largest customer, Synapse, which is considered a related party. Payments received by the Company for services rendered to Synapse totaled approximately $8.8 million, $7.7 million and $10.9 million in 2006, 2005 and 2004, respectively. All receivable amounts were collected within our normal business terms and our contracts with Synapse are typically for a period of one year or more. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse-related resources on to other consulting projects.

Net cash provided by operating activities was $8.4 million in 2006. Significant changes in operating accounts included the 2006 net income from continuing operations of $3.2 million; depreciation and amortization of $1.8 million; $1.5 million related to the current year reduction of our deferred tax asset, $1.2 million in current year stock-based compensation recognized in connection with SFAS No. 123R, and a $1.2 million decrease in accounts receivable balances. The cash flow provided by the above items was partially offset by a decrease in accrued payroll and related liabilities of $1.2 million as a result of the 2006 payment of the Company’s 2005 performance-based bonus accrual.

Net cash provided by operating activities was $1.2 million in 2005. Changes in operating accounts included the 2005 net income from continuing operations of $1.3 million; depreciation and amortization of $1.0 million; the receipt of $1.4 million related to the 1997 IRS refund claim; an increase in accrued payroll and related liabilities of $2.0 million primarily related to the 2005 performance-based bonus plan accrual and $0.7 million related to the current year reduction of our deferred tax asset, which is representative of the estimated federal income taxes due on our current year income from continuing operations. The cash flow provided by the above items was partially offset by an overall increase in accounts receivable of $4.8 million, which is directly related to our revenue growth in 2005.

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

Net cash used in investing activities was $6.7 million in 2006. Net outflows relate to the $6.6 million payment to the former stockholders of NDS, $2.7 million related to the payment of Ranzal’s second and final contingent earnout consideration, and capital expenditures of $1.6 million. These outflows of cash were offset by $4.2 million in proceeds from net redemptions of marketable securities.

Aside for the Company’s spending commitment related to the fitout of the new office space described in the 2006 Lease Amendment, which is expected to be fully completed in early 2007 with an anticipated outlay of approximately $1.5 million, as of December 31, 2006, we have no long-term commitments for capital expenditures and all capital expenditures are discretionary. See “Item 8—Financial Statements and Supplementary Data—Note 13” included elsewhere herein.

Net cash used in investing activities was $0.1 million in 2005. Net outflows related to a $1.0 million payment of Ranzal’s first contingent earnout consideration and capital expenditures of $0.5 million. These outflows of cash were offset by $1.4 million in proceeds from net redemptions of marketable securities.

In 2004, net cash used in investing activities was $18.0 million. Net outflows related to $12.0 million in net purchases of marketable securities as the Company transitioned cash and cash equivalents into longer-term and higher yield investments and $5.7 million in costs related to the October 4, 2004 purchase of Ranzal.

Net cash provided by (used) in financing activities was $2.1 million, $(0.3) million, and $(3.8) million for 2006, 2005, and 2004, respectively. Cash provided by financing activities of $2.1 million during 2006 was attributable to proceeds received by the Company in connection with purchases under our Employee Stock Purchase Plan and through the exercise of stock options. Net cash used in financing activities during 2005 and 2004 was primarily attributable to the repurchase of the Company’s common stock, which totaled $1.6 million and $4.4 million in 2005 and 2004, respectively. These purchases were offset by net proceeds from our employee stock purchase program and exercises of stock options.

Net cash used in discontinued operations was $0.1 million, $0.2 million, and $0.5 million for 2006, 2005, and 2004, respectively. These amounts represent payments made by the Company related to its discontinued operations accrual. As described in “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4” included elsewhere herein, the Company, in 2000-2001 made a strategic decision to undergo a comprehensive restructuring program to refocus future growth initiatives in its systems integration and consulting business and as a result, committed to divestures in each of its staffing businesses. Payments in each of the presented fiscal years represent payments related to the discontinuance of the operations, which were accrued for in previous years.

As a result of the above, our combined cash and cash equivalents increased by $3.6 million and $0.7 million in 2006 and 2005, respectively and decreased by $22.3 million in 2004. The aggregate of our cash and cash equivalents, marketable securities and accrued interest was $33.2 million, $33.8 million and $33.9 million, as of December 31, 2006, 2005 and 2004, respectively.

In February 2006, in connection with the NDS Acquisition, the Company entered into an earnout agreement with the former stockholders of NDS (the “Earnout Agreement”). The Earnout Agreement specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the 12- to 24-month periods following the date of the acquisition. Assuming all performance measurements were capable of being met within predetermined performance ranges, additional earnout consideration of up to approximately $7.2 million would be payable, comprised of approximately $5.8 million payable in cash and the remaining amount payable in Common Stock, which will be valued at the time of such issuance. As of December 31, 2006, the Company anticipates that it will record and pay additional earnout consideration of approximately $0.9 million during the first quarter of 2007 related to the first earnout payment opportunity under the NDS Earnout Agreement. Of this amount, approximately $0.7 million of the contingent earnout consideration will be payable in cash and $0.2 million will be payable in Common Stock. See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3.” The former NDS stockholders will be eligible for a second earnout payment of up to approximately $3.6 million in the first quarter of fiscal 2008 if certain performance measurers are attained.

We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, at least through 2007, and the long-term operating and liquidity requirements for our existing operations. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1—Business, Potential Future Strategies, Transactions and Changes.”

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

On May 4, 2006, the Company executed and made effective the 2006 Lease Amendment. The 2006 Lease Amendment pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The 2006 Lease Amendment extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, up to and until July 31, 2016. The Company is currently engaged in building out the New Space and expects to occupy the New Space during the first quarter of 2007. Rent on the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”).

As of the New Lease Commencement Date, base rent for the entire premises under the 2006 Lease Amendment, inclusive of the existing space, as outlined in the Company’s Second Amendment to Lease agreement, and the New Space, will be $1.2 million per year for the first three-year period ending July 31, 2009, $1.3 million per year for the subsequent four-year period ending July 31, 2013 and $1.4 million per year for the final three-year period ending July 31, 2016. The 2006 Lease Amendment also provides for the payment of certain common operating expenses. It is expected that the 2006 Lease Amendment will increase rent expense by $0.7 million during 2007.

We lease office space under noncancellable operating lease arrangements through 2016. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6” included elsewhere herein. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have related interest rates between 2.6% and 8.0% per annum on the outstanding principle balances. During the year ended December 31, 2006, the Company made payments of principle and interest totaling $20 thousand under the Capital Lease Arrangements.

Annual future minimum payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows (these amounts do not include expected sublease payments of approximately $0.01 million in 2007):

	Payments Due By Period
Contractual Obligation	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total
	(Amounts in thousands)
Purchase obligations(1)	$790	$—	$—	$—	$790
Capital leases(2)	245	489	376	—	1,110
Operating leases	1,447	2,573	2,509	6,256	12,785

Total	$2,482	$3,062	$2,885	$6,256	$14,685

(1) –	Represents amounts due under a formal agreement with a contractor in connection with the outfitting of the New Space outlined in the 2006 Lease Amendment. See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13” included elsewhere herein.
(2) –	Presented future payments on capital lease obligations represent payments of principal and related interest.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. While our analysis of the impact of FIN No. 48 is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 is effective for fiscal years ending after November 15, 2006 and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of a materiality assessment. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

Related-Party Transactions

Synapse.    Synapse, one of our largest customers, as discussed in “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12” included elsewhere herein, is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors as of December 31, 2006. Mr. Loeb joined the Company’s Board of Directors in April 2000. Synapse has been an Edgewater Technology customer since 1996. Revenues from Synapse amounted to $8.7 million, $8.4 million and $9.7 million, for 2006, 2005 and 2004, respectively. Accounts receivable balances for Synapse were $1.4 million as of December 31, 2006 and 2005, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase at least $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement.

Lease Agreement.    Our Company entered into a lease agreement in 1999, which was modified in June 2000, with a stockholder who is a former officer and director. The lease pertains to certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in our Company’s discontinued operations. Rent payments related to these facilities totaled approximately $0.2 million for each the years ended December 31, 2006, 2005 and 2004, respectively. Future related-party lease obligations relate to this lease agreement. As our Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our former corporate headquarters in Fayetteville, Arkansas. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater Technology in the amount of $0.1 million in 2007. See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12” included elsewhere herein.

Included in the “Certain Transactions” section of our 2007 Proxy Statement for our June 6, 2007 Annual Meeting of Stockholders’ is additional disclosure concerning our related-party transactions. Our Proxy Statement will be filed with the SEC on or before April 30, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2006 or 2005. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

For the last three years, the impact of inflation and changing prices has not been material on revenues or income (loss) from continuing operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

(b)	Not Covered by Above Report:

Unaudited Supplementary Quarterly Financial Information	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Edgewater Technology, Inc.

Wakefield, Massachusetts:

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 123R, “Share-based Payments,” effective January 1, 2006.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 8, 2007

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,833	$6,225
Marketable securities	23,308	27,156
Accounts receivable, net[1] of allowance of $318 and $403, respectively	10,883	9,858
Deferred income taxes, net	1,760	1,323
Prepaid expenses and other current assets	441	1,367

Total current assets	46,225	45,929
Property and equipment, net	3,391	1,364
Intangible assets, net	3,797	1,481
Goodwill	25,366	15,595
Deferred income taxes, net	16,789	20,168
Other assets	52	52

Total assets	$95,620	$84,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,326	$2,430
Accruals related to discontinued operations	588	729
Accrued payroll and related liabilities	4,242	3,085
Deferred revenue and other liabilities	252	260
Capital lease obligations, current	184	—

Total current liabilities	8,592	6,504
Capital lease obligations	778	—

Total liabilities	9,370	6,504
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 11,522 and 10,683 shares outstanding as of December 31, 2006 and 2005, respectively	297	297
Paid-in capital	213,979	216,512
Treasury stock, at cost, 18,214 and 19,053 shares at December 31, 2006 and 2005, respectively	(136,923)	(143,505)
Deferred stock-based compensation	—	(913)
Retained earnings	8,897	5,694

Total stockholders’ equity	86,250	78,085

Total liabilities and stockholders’ equity	$95,620	$84,589

1	Includes related-party amounts of $1,407 and $1,433 at December 31, 2006 and 2005, respectively.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Service revenue[1]	$56,523	$39,788	$24,731
Software revenue	1,304	1,528	60
Reimbursable expenses	2,256	1,810	531

Total revenue	60,083	43,126	25,322
Cost of revenue:
Project and personnel costs**	32,206	21,841	15,079
Software costs	1,120	1,475	49
Reimbursable expenses	2,256	1,810	531

Total cost of revenue	35,582	25,126	15,659

Gross profit	24,501	18,000	9,663
Operating expenses:
Selling, general and administrative**	18,721	15,883	10,154
Depreciation and amortization	1,755	1,046	896

Total operating expenses	20,476	16,929	11,050

Operating income (loss)	4,025	1,071	(1,387)
Interest income, net	1,283	1,054	556

Income (loss) before taxes and discontinued operations	5,308	2,125	(831)
Tax provision	2,105	850	—

Income (loss) from continuing operations before discontinued operations	3,203	1,275	(831)
Discontinued operations:
Income from discontinued divisions, net of applicable taxes	—	325	236

Net income (loss)	$3,203	$1,600	$(595)

Basic income (loss) per share:
Continuing operations	$0.29	$0.13	$(0.07)
Discontinued operations	—	0.03	0.02

Net income (loss)	$0.29	$0.16	$(0.05)

Weighted average shares, basic	10,980	10,241	11,283

Diluted income (loss) per share:
Continuing operations	$0.27	$0.12	$(0.07)
Discontinued operations	—	0.03	0.02

Net income (loss)	$0.27	$0.15	$(0.05)

Weighted average shares, diluted	11,956	10,653	11,283

** – The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$265	$—	$—
Selling, general and administrative	936	229	134

Total stock-based compensation	$1,201	$229	$134

1	Includes related-party amounts of $8,750; $8,441; and $9,685 for the years ended December 31, 2006, 2005 and 2004, respectively.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Deferred Stock-based Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2004	29,736	$297	$217,825	(18,370)	$(141,324)	$(603)	$4,689	$80,884
Issuance of common stock related to employee stock plans	—	—	(57)	27	177	—	—	120
Stock option exercises	—	—	(242)	104	680	—	—	438
Repurchase of common stock	—	—	—	(948)	(4,385)	—	—	(4,385)
Deferred stock-based compensation	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	(595)	(595)

BALANCE, December 31, 2004	29,736	297	217,526	(19,187)	(144,852)	(469)	4,094	76,596
Issuance of common stock related to employee stock plans	—	—	(204)	68	459	—	—	255
Stock option exercises	—	—	(564)	248	1,605	—	—	1,041
Repurchase of common stock	—	—	—	(321)	(1,636)	—	—	(1,636)
Deferred stock-based compensation	—	—	(246)	139	919	(444)	—	229
Net income	—	—	—	—	—	—	1,600	1,600

BALANCE, December 31, 2005	29,736	297	216,512	(19,053)	(143,505)	(913)	5,694	78,085
Deferred stock-based compensation adjusted in connection with adoption of SFAS No. 123R (See Note 10)	—	—	(913)	—	—	913	—	—
Issuance of common stock related to employee stock plans	—	—	(195)	75	568	—	—	373
Issuance of restricted stock awards	—	—	(1,091)	136	1,091	—	—	—
Issuance of common stock related to acquisition	—	—	(336)	265	2,016	—	—	1,680
Stock option exercises	—	—	(1,199)	363	2,907	—	—	1,708
Stock-based compensation expense	—	—	1,201	—	—	—	—	1,201
Net income	—	—	—	—	—	—	3,203	3,203

BALANCE, December 31, 2006	29,736	$297	$213,979	(18,214)	$(136,923)	$—	$8,897	$86,250

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,203	$1,600	$(595)
Income from discontinued divisions	—	(325)	(236)

Net income (loss) from continuing operations	3,203	1,275	(831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	1,755	1,046	896
Provision for bad debts	210	189	—
Deferred income taxes	1,542	722	(38)
Stock-based compensation expense	1,201	229	134
Amortization of marketable securities premiums, net	(335)	(226)	—
Change in operating accounts:
Accounts receivable	1,152	(4,775)	(11)
Income tax refund receivable	—	1,430	—
Prepaid expenses and other current assets	946	(545)	(140)
Other assets	5	13	—
Accounts payable and accrued liabilities	(76)	(10)	789
Accrued payroll and related liabilities	(1,202)	1,994	(1,070)
Deferred revenues and other liabilities	(8)	(105)	281

Net cash provided by operating activities	8,393	1,237	10

Net cash used in discontinued operating activities	(141)	(156)	(541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	35,741	31,983	44,072
Purchases of marketable securities	(31,558)	(30,569)	(56,038)
Purchase of National Decision Systems, net of cash acquired	(6,624)	—	—
Purchase of Ranzal, net of cash acquired	(2,662)	(963)	(5,684)
Purchases of property and equipment	(1,606)	(531)	(309)

Net cash used in investing activities	(6,709)	(80)	(17,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(15)	—	—
Proceeds from employee stock plans and stock option exercises	2,080	1,296	558
Repurchases of common stock	—	(1,636)	(4,385)

Net cash provided by (used) in financing activities	2,065	(340)	(3,827)

Net increase (decrease) in cash and cash equivalents	3,608	661	(22,317)
CASH AND CASH EQUIVALENTS, beginning of year	6,225	5,564	27,881

CASH AND CASH EQUIVALENTS, end of year	$9,833	$6,225	$5,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5	$—	$—

Income taxes paid, net of refunds	$377	$240	$—

Cash receipts from related parties	$8,815	$7,741	$10,872

Cash paid to related parties	$246	$216	$223

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Goodwill adjustment (Note 8)	$1,400	$—	$—

Purchases of property and equipment under capital lease obligations (Note 6)	$977	$—	$—

Issuance of common stock for acquisition (Note 3)	$1,680	$—	$—

Issuance of restricted stock awards	$1,091	$673	$—

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater Technology” or the “Company”) is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of December 31, 2006, our Company employed approximately 252 technical consulting professionals throughout our network of strategically positioned satellite offices.

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

Use of Estimates—

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates, judgments and assumptions used in preparing the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Although the Company regularly assesses these estimates, judgments and assumptions used in preparing these consolidated financial statements, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant assets and liabilities with reported amounts based on estimates include deferred income tax assets, intangible assets, and other liabilities including matters involving historical payroll tax assessments included in discontinued operations.

Cash and Cash Equivalents—

All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks. The Company’s cash equivalents consisted of $2.3 million in money market funds and $3.0 million in commercial paper as of December 31, 2006. Cash equivalents consisted of $2.3 million in money market funds and $1.0 million in commercial paper as of December 31, 2005.

Marketable Securities—

Marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies and commercial paper. All marketable securities have original maturities greater than three months but less than one year at the date of purchase. As of December 31, 2006 and 2005, we had $23.3 million and $27.2 million, respectively, in commercial paper. Amortized cost approximated fair value.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, in connection with the acquisition of National Decision Systems, Inc. (‘NDS”), which is fully described in Note 3, the Company sold a marketable security instrument prior to its maturity. The sale of this security was used to fund the acquisition and does not represent a recurring activity within the Company’s marketable securities investment portfolio.

Property and Equipment—

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years (or life of lease, if less). Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. See Note 6 and Note 13 of the notes to the consolidated financial statements. Additions that extend the lives of the assets are capitalized, while repairs and maintenance costs are expensed as incurred.

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

Goodwill must be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment test on December 2, 2006, 2005 and 2004, our selected annual measurement dates. As of December 2, 2006, 2005 and 2004, after receiving an independent third-party valuation appraisal, it was determined that there was no impairment to the recorded goodwill asset. Our goodwill as of December 31, 2006 and 2005 was $25.4 million and $15.6 million, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other net intangibles amounted to $3.8 million and $1.5 million as of December 31, 2006 and 2005, respectively. The increase in intangible assets during 2006 is solely related to the acquisition of NDS (the “NDS Acquisition”), which increased intangible assets by $3.5 million. The identifiable intangible assets are being amortized over two to seven and one-half years and are further described in Notes 3 and 7.

Revenue Recognition and Allowance for Doubtful Accounts—

Our Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as strategy engagements (inclusive of business intelligence, corporate performance management and business process analysis), consulting and development and integration service engagements (design, application development and systems integration) and infrastructure services (technical consulting, assessment and remediation, managed services and IT due diligence). Revenue from these services is recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Edgewater Technology engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

For the years ended December 31, 2006, 2005 and 2004, revenue from strategy engagements, technical consulting and custom software development and integration services, and managed services represented the following:

Year Ended December 31,	Strategy Engagements	Technical Consulting and Customer Software Development and Integration Service Engagements	Managed Service Engagements
2006	50.6%	41.8%	7.6%
2005	35.7%	55.9%	8.4%
2004	20.7%	67.2%	12.1%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 89.0%, 82.5% and 75.0% of service revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.8%, 11.5% and 15.8% of service revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of revenue and costs can be made, based on historical experience and milestones identified in any particular contract.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with the Security and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned. The warranty term is typically short term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. We have recognized insignificant losses on fixed price contracts during the years ended December 31, 2006 and 2005.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 6.2%, 6.0% and 9.2% of service revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue under fixed-fee contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

When a customer enters into a time and materials, fixed-price contract or a fixed-fee contract, the related revenue is accounted for under SAB 104 and Emerging Issues Task Force Abstract (“EITF”) No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”). For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” (“EITF No. 00-22”), the Company has deferred revenue related to invoiced and paid amounts based upon its current estimates of the actual discounts expected to be earned by the customers. There were no deferred revenue amounts related to EITF No. 00-22 as of December 31, 2006 and 2005 related to volume purchase arrangements.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2006 and 2005, the Company has recorded a deferred liability of approximately $84 thousand and $196 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 2.2%, 3.5% and 0.2% of total revenue for the years ending December 31, 2006, 2005

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2004, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenue for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

Our revenue and earnings may fluctuate from year to year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, and allocations of fair value of elements under multiple element arrangements, and the valuation of our allowance for doubtful accounts.

We maintain an allowance for doubtful accounts related to its accounts receivables that have been deemed to have a high risk of collectibility. Management reviews it accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management further analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however future write-offs could exceed the recorded allowance.

Cost of Services—

Our cost of services are comprised primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Interest Income, Net—

The following table represents the components of interest income, net:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Interest income	$1,288	$1,054	$556
Interest expense	(5)	—	—

Interest income, net	$1,283	$1,054	$556

Provision for Taxes—

In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We evaluate the realizability of our deferred tax assets

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences either become deductible or expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders’ equity, and such an increase could have a significant impact upon our earnings in the future.

Earnings (Loss) Per Share—

Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. Following is a reconciliation of the shares used in computing basic and diluted net (loss) earnings per share for the fiscal years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Shares used in computing basic net earnings (loss) per share	10,980	10,241	11,283
Dilutive effect of stock options and unvested restricted stock Awards, determined using the treasury stock method	976	412	—

Shares used in computing diluted net earnings (loss) per share	11,956	10,653	11,283

Dilutive securities not included in net loss per share due to reported loss	—	—	658

Stock options for which the exercise price exceeds the average market price have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations of earnings per share in each of the periods presented. Had such shares been included, the presented number of shares for the diluted computation would have increased by approximately 0.3 million, 2.7 million and 2.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments—

Edgewater Technology’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Management believes that the marketable securities have interest rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying value for these instruments reasonably estimates fair value.

Concentrations of Credit Risk—

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, marketable securities and accounts receivable. The Company places its cash balances with reputable financial institutions and investments are generally limited to 10% in any one financial instrument. Marketable securities are carried at amortized cost or fair value, as appropriate. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not require collateral. The Company has historically incurred minimal credit losses. The Company had three and two customers with outstanding balances that accounted for greater than 10% of the consolidated accounts receivable balance as of December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005
Accounts receivable:
Synapse (related party—See Note 12)	12.9%	14.3%
Customer A	11.6%	—%
Customer B	10.8%	—%
Customer C	—%	13.6%

For the years ended December 31, 2006, 2005 and 2004, two customers, including Synapse (a related party —See Note 12), each contributed more than 10% of the Company’s service revenue. For the years ended December 31, 2006, 2005 and 2004, our five largest customers represented 46.9%, 47.5% and 69.0% of our service revenue in the aggregate, respectively.

	Year Ended December 31,
	2006	2005	2004
Revenue:
Synapse (related party—See Note 12)	15.5%	21.2%	39.0%
Customer C	12.7%	15.3%	14.3%

Comprehensive Income (Loss)—

There are no elements of comprehensive income (loss) other than net income (loss).

Stock-Based Compensation—

On January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), using the modified-prospective transition method, to account for stock-based awards. SFAS No. 123R addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options and share-based awards with compensation cost measured using the fair value of the awards issued. In accordance with SFAS No. 123R, the Company recognizes compensation cost for granted, but unvested awards, new awards and awards modified, repurchased or cancelled after the required Effective Date. Prior period amounts have not been restated.

Prior to the Effective Date, the Company accounted for share-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair value of the Company’s common stock at the date of grant. The Company did recognize share-based compensation expense related to its issuances of restricted share awards prior to the Effective Date in accordance with the provisions of APB No. 25.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation expense related to stock options in the years ending December 31, 2005 and 2004 been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123R, the Company’s net income and basic and diluted earnings (loss) per share would have been equal to the pro forma amounts indicated in the following table:

	Year Ended December 31,
	2005	2004
	(In Thousands, Except Per Share Data)
Net income (loss) as reported	$1,600	$(595)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	137	80
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax[1]	(607)	(917)

Pro forma income (loss)	$1,130	$(1,432)

Basic earnings (loss) per share:
As reported	$0.16	$(0.05)

Pro forma	$0.15	$(0.05)

Diluted earnings (loss) per share:
As reported	$0.11	$(0.13)

Pro forma	$0.11	$(0.13)

1–	Refer to Note 10 for information regarding the assumptions used by the Company in determining the fair value of granted share-based awards.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition (“short-cut”) method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. See Note 10 for additional information relating to the Company’s stock plans and the adoption of SFAS No. 123R.

Segment Information—

The Company engages in business activities under one operating segment, which combines strategic consulting, technical knowledge, and industry domain expertise to develop custom technology and business process solutions.

Recent Accounting Pronouncements—

In July 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. While our analysis of the impact of FIN No. 48 is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 is effective for fiscal years ending after November 15, 2006 and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of a materiality assessment. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

3.	BUSINESS COMBINATIONS:

Acquisition of National Decision Systems, Inc.: On February 15, 2006, the Company acquired all of the outstanding capital stock of NDS, pursuant to the terms of a Stock Purchase Agreement. NDS provides Business Process Improvement, Program Management and Merger and Acquisition consulting services and is located in Stamford, CT. The acquisition expanded Edgewater Technology’s service offerings and will provide a gateway

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into the New York/New Jersey market. The Company paid to the shareholders of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $7.1 million in cash, $1.4 million in assumed liabilities and 264,610 shares, valued at approximately $1.7 million, of Edgewater Technology’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $0.7 million of direct acquisition costs.

The Company engaged an independent third-party valuation firm to assist with the allocation of the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$336
Acquired intangible asset	3,500	4 Years
Goodwill (not deductible for tax purposes)	7,109

Total purchase price	$10,945

In connection with the NDS Acquisition, the Company established a $1.4 million deferred tax liability, which reduced the carrying value of the Company’s net deferred tax assets. The NDS Acquisition was a stock purchase, and accordingly, the Company does not have a tax basis in the identified intangible assets recorded as part of the NDS Acquisition. In accordance with SFAS No. 141, “Business Combinations,” the establishment of the deferred tax liability resulted in an increase to the Company’s goodwill asset.

In addition, an earnout agreement was entered into in connection with the NDS Acquisition, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the next 12 to 24 months. Assuming all performance measurements were capable of being met within predetermined performance ranges, additional earnout consideration of up to approximately $7.2 million would be payable, comprised of approximately $5.8 million payable in cash and the remaining amount payable in Common Stock, which will be valued at the time of such issuance. To the extent NDS’ business performance favorably exceeds performance ranges for such measurement periods, additional earnout consideration would be payable in relation to additive Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) contribution by the NDS business above such performance ranges. As of December 31, 2006, the Company anticipates that it will record and pay additional earnout consideration of up to approximately $0.9 million during the first quarter of 2007 related to the First NDS Earnout Period. Of this amount, approximately $0.7 million of the contingent earnout consideration will be payable in cash and $0.2 million will be payable in Common Stock.

The NDS acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of February 15, 2006, are included in the Company’s accompanying consolidated statements of operations. Pro forma financial information related to the NDS acquisition is not presented as the effect of this acquisition was not material to the Company.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the initial cash consideration, the stockholders of Ranzal were eligible for additional cash payments, based upon a formula applied to Earnings Before Interest, Taxes, Depreciation and Amortization of the Ranzal business over the six and eighteen month periods beginning on September 1, 2004 and ending February 28, 2006. Subsequent to the acquisition date, the Company has paid a total of $3.7 million in additional purchase price consideration to the former Ranzal stockholders directly related to the attainment of certain profitability thresholds, as outlined in the earnout agreements. Of this amount, $1.0 million was paid in 2005 and $2.7 million was paid in 2006. All amounts paid to the former Ranzal stockholders resulted in an increase to the recorded goodwill. As of December 31, 2006, there are no future contingent earnout amounts due to the former stockholders of Ranzal.

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Ranzal was completed at the beginning of fiscal 2003. The information for the twelve month period ended December 31, 2004 includes the historical results of Ranzal from January 1, 2004 to the October 4, 2004 acquisition date, as if Ranzal was a part of the Company’s operations for the entire presented year.

The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, a reduction in administrative wages and benefits related to the elimination of positions, reduced rent expense, reduced interest expense related to note payable agreements and estimated state income taxes in states which Edgewater Technology does not have available net operating loss carryforwards to offset taxable income. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

Year Ending December 31, 2004
(In Thousands, Except Per Share Data)
Pro forma revenues	$31,743
Pro forma net income	$1,099
Pro forma diluted earnings per share	$0.09

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	DISCONTINUED OPERATIONS:

During the second quarter of 2000, the Company began to divest itself from its staffing businesses. Between June of 2000 and March of 2001, the Company disposed of several of its business divisions in either stock or equity transactions. As a result of the completion of these transactions, the operating results for the Company’s StaffMark, Robert Walters, Strategic Legal, IntelliMark and ClinForce business units have been included in discontinued operations in the accompanying consolidated financial statements. Operating income from discontinued operations was $0.3 million and $0.2 million in 2005 and 2004, respectively. These amounts reflect the reversal of a portion of the accrual to reflect management’s current estimate of the remaining liabilities as of December 31, 2005 and 2004. The remaining accrual for discontinued operations as of December 31, 2006 provides for a loss on a lease and an estimate of additional professional fees.

Related to the above transactions, the Company previously received certain payroll tax assessments related to our former staffing businesses, which were sold in 2000 and 2001. During both 2005 and 2004, our Company was able to successfully resolve several outstanding notices related to these tax matters as the Company received formal notice from the IRS that certain assessments had been fully abated. In 2005, on a net basis, the Company reversed approximately $0.3 million from its discontinued operations accrual directly related to the successful resolution of certain tax assessments. In 2004, directly related to the above notices, which totaled approximately $0.8 million, we reversed approximately $0.2 million of our accrual for discontinued operations in 2004. Also in 2004, based upon currently available information, we increased our previously established accrual related to our exposure on estimated future lease payments expected to be made on office space related to our former corporate headquarters by approximately $0.4 million. The increase in the lease accrual was deemed necessary after revising a previously prepared estimate with more current information. We continue to dispute one remaining IRS assessment in the amount of $15 thousand as of December 31, 2006.

5.	ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $3.3 million and $2.5 million at December 31, 2006 and 2005, respectively, which relate to services performed during the year and billed in the subsequent period. The Company maintains allowances for potential losses which management believes are adequate to absorb any possible losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2006	2005
	(In Thousands)
Balance at beginning of year	$403	$214
Provisions for bad debts	210	189
Charge-offs, net of recoveries	(295)	—

Balance at end of year	$318	$403

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2006	2005
	(In Thousands)
Furniture, fixtures and equipment	$1,126	$1,186
Computer equipment and software	3,975	2,564
Leasehold improvements	2,628	1,381

	7,729	5,131
Less accumulated depreciation and amortization	4,338	3,767

Total	$3,391	$1,364

Depreciation expense related to property and equipment for the years ended December 31, 2006, 2005 and 2004 totaled approximately $0.6 million, $0.5 million and $0.4 million, respectively.

The above table of property and equipment includes assets under capital leases as listed below. There were no assets held under capital leases as of December 31, 2005.

December 31, 2006
(In Thousands)
Furniture, fixtures and equipment	$977
Computer equipment and software	—
Leasehold improvements	—

977
Less accumulated depreciation and amortization	13

Total	$964

7.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill:

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2006	2005
	(In Thousands)
Goodwill:
Balance at beginning of year	$15,595	$14,632
Acquisition consummated during 2006	7,109	—
Additional consideration related to 2004 acquisition	2,662	963

Balance at end of year	$25,366	$15,595

The increase in goodwill during the year ended December 31, 2006 was related to the following:

•	During 2006, the Company recorded $7.1 million in goodwill in connection with the February 15, 2006 NDS Acquisition. The former stockholders of NDS are also eligible for future contingent earnout

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration, if certain profitability thresholds are met, during the period commencing on February 15, 2006 and ending on February 15, 2007 (the “First NDS Earnout Period”) and the period commencing February 15, 2007 and ending on February 15, 2008 (the “Second NDS Earnout Period”). As of December 31, 2006, the Company anticipates that it will record and pay additional earnout consideration of approximately $0.9 million during the first quarter of 2007 related to the First NDS Earnout Period. Of this amount, approximately $0.7 million of the contingent earnout consideration will be payable in cash and $0.2 million will be payable in the Company’s Common Stock.

•

The successful completion of Ranzal’s second and final earnout period, which ended on February 28, 2006. In 2006, the Company recorded and paid additional purchase price consideration of $2.7 million to the former stockholders of Ranzal directly related to the successful completion of the second earnout period.

Intangible Assets:

Following is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$2,230	$1,945	$285	$2,230	$1,820	$410
Customer relationships	4,930	1,418	3,512	1,430	397	1,033
Trade name and trademark	100	100	—	100	62	38

	$7,260	$3,463	$3,797	$3,760	$2,279	$1,481

The intangible assets were identified and valued by an independent third-party appraiser. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 – 5 years
Customer relationships	4 – 7.5 years
Trade name and trademark	2 years

As of December 31, 2006, the net carrying amount of intangible assets acquired in business combinations mainly relate to the NDS, Ranzal and Intelix acquisitions, which were consummated in fiscal 2006, 2004 and 2003, respectively. The NDS and Ranzal transactions are further described in Note 3. Amortization expense related to intangible assets for the years ended December 31, 2006, 2005 and 2004 totaled approximately $1.2 million, $0.5 million and $0.5 million, respectively.

Estimated annual amortization expense for the next four years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2007	$1,242
2008	$1,232
2009	$1,157
2010	$166

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	INCOME TAXES:

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Current tax expense:
Federal	$98	$66	$—
State	465	63	—

	563	129	—
Deferred tax expense (benefit):
Federal	(117)	962	(566)
State	409	9,203	(50)
Change in valuation allowance	1,250	(9,444)	616

	1,542	721	—

Income tax provision	$2,105	$850	$—

The components of deferred income tax assets and liabilities were as follows:

	December 31,
	2006	2005
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$25,371	$26,059
Non-deductible reserves and accruals	776	736
Stock-based compensation	238	—
Depreciation and amortization	—	82

Total deferred income tax assets	26,385	26,877
Deferred income tax liabilities:
Acquired intangible assets	(1,020)	—
Depreciation and amortization	(34)	—
Other	(308)	(162)

Total deferred income tax liabilities	(1,362)	(162)

Valuation allowance	(6,474)	(5,224)

Deferred income tax, net	$18,549	$21,491

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets were as follows:

	December 31, 2006		December 31, 2005
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$2,187	$17,948	$1,361	$20,367
Liabilities	(427)	(1,159)	(38)	(199)

Net asset	$1,760	$16,789	$1,323	$20,168

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we have tax affected net operating loss carryforwards for federal income tax purposes of approximately $20.6 million and tax credits of approximately $4.2 million, which expire at various intervals through 2024. In addition, the Company has various tax affected net operating loss carryforwards for state income tax purposes of approximately $0.6 million, which expire at various intervals through 2024. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

Due to the uncertainty surrounding the realization and timing of certain deferred tax assets, the Company recorded a valuation allowance of approximately $6.5 million and $5.2 million as of December 31, 2006 and 2005, respectively, which reduces the net assets to amounts management believes are more likely than not to be realized. The valuation allowance primarily consists of certain federal and state net operating loss carryforwards, foreign tax credits, and tax benefits related to stock-based compensation recognized in conjunction SFAS No. 123R, before they expire.

The current year increase in the Company’s valuation allowance relates to the Company fully reserving net increases to its net deferred tax assets and fully reserving all current year tax benefits recognized under SFAS No. 123R. In fiscal 2005, the valuation allowance decreased by $9.4 million in connection with the write down of deferred tax asset amounts related to certain state net operating loss carryforwards, which expired in the current year. The expired state net operating loss carryforwards were fully reserved for as part of the Company’s valuation allowance.

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

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations result from the following:

	Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax (benefit) at statutory rate	$1,804	34.0%	$722	34.0%	$(282)	(34.0%)
Add (deduct):
State income taxes, net of federal tax benefit	249	4.7	63	3.0	(16)	(2.0)
Non-deductible intangible asset and goodwill amortization charges	19	0.4	48	2.2	141	16.9
Provision of valuation allowance against currently generated net operating loss carryforwards	—	—	—	—	128	15.5
Other, net	33	0.6	17	0.8	29	3.6

	$2,105	39.7%	$850	40.0%	$—	—%

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the plan were approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS:

Overview

In December 2004, the FASB issued SFAS No. 123R. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Prior to January 1, 2006, the Company followed the provisions of APB No. 25 when recording and reporting compensation expense related to share-based awards. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method.

With our adoption of SFAS No. 123R, we elected to use the Black-Scholes option pricing model and to record compensation expense over the requisite service period of the grant using a straight-line amortization methodology. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 Plan:    The 2003 Plan provides for grants of non-qualified stock options and awards of restricted shares of our Company’s common stock. The 2003 Plan is limited to stock option grants and restricted stock awards covering up to 500,000 shares of our Company’s common stock.

As of December 31, 2006, there were 557,251 and 52,050 shares available for future grant under the 2000 Plan and 2003 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

Option Plans (Excluding Restricted Share Awards)

The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s Common Stock.

The Equity Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Stock Market System as of the date of grant. Options granted to officers and employees generally vest in three, four or five year periods, depending upon the plan, and expire on the tenth anniversary of the grant date. Options granted to non-employee members of the Company’s Board of Directors vest immediately and expire on the fifth anniversary of the grant date, with the exception of option grants issued upon the election to the Company’s Board of Directors, of which a portion vest immediately with the remainder vesting over a two-year period. The Company has elected to expense all compensation expense related to share-based awards issued under the Equity Plans on a straight-line basis over the vesting term of the award.

During the year ended December 31, 2006, the Company granted 477,083 stock options (excluding issuances of restricted share awards issued under the 2003 Plan), principally as part of the annual performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

The fair value of each option award granted during 2006, 2005 and 2004, was based upon the following assumptions:

	Year Ending December 31,
	2006	2005	2004
Expected volatility	46.9% – 45.0%	62.0%	65.0%
Expected dividend yield	—%	—%	—%
Expected life (in years)	4.1 – 3.9	4.0	4.0
Risk-free interest rate	4.95% – 4.35%	4.35%	3.63%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2006, 2005 and 2004 was $2.71, $2.26, and $2.48 per share, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2004	4,520,522	$5.77
Granted	231,450	5.48
Exercised	(104,667)	4.19
Forfeited or expired	(296,888)	6.89

Outstanding at December 31, 2004	4,350,417	$5.73
Granted	303,445	4.82
Exercised	(247,728)	4.20
Forfeited or expired	(194,337)	5.78

Outstanding at December 31, 2005	4,211,797	$5.76
Granted	477,083	6.47
Exercised	(363,370)	4.70
Forfeited or expired	(232,196)	9.65

Outstanding at December 31, 2006	4,093,314	$5.70	4.80	$2,624

Vested and expected to vest at December 31, 2006	3,941,183	$5.48	4.73	$2,557

Exercisable at December 31, 2006	3,520,101	$5.67	4.24	$2,372

The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was approximately $736 thousand, $357 thousand and $175 thousand, respectively.

The following is a summary of stock options outstanding and exercisable under the Equity Plans as of December 31, 2006:

	Options Outstanding			Options Exercisable
Number of Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
1,228,976	$3.72 – $4.95	5.5	$4.10	1,093,155	$4.05
1,407,126	5.00 – 6.18	4.8	6.01	1,106,951	6.00
1,407,012	6.25 – 8.63	4.2	6.47	1,269,795	6.43
35,900	9.81 – 12.88	1.4	11.09	35,900	11.09
8,860	18.25 – 18.84	1.6	18.34	8,860	18.34
5,440	30.46 – 33.61	1.4	30.46	5,440	30.46

4,093,314		4.8	$5.70	3,520,101	$5.67

2003 Equity Incentive Plan—Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2006, 297,400 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

Prior to the adoption of SFAS No. 123R, the Company reported the aggregate compensation expense related to all of its issuances of restricted share awards as deferred stock-based compensation in the stockholders’ equity section of its consolidated balance sheet. As of December 31, 2005, the aggregate unamortized value of the deferred stock-based compensation totaled $913 thousand. On January 1, 2006, upon adoption of SFAS No. 123R, the Company, in accordance with the adoption guidance outlined in the pronouncement, reclassified the remaining unamortized value of the deferred stock-based compensation to paid-in capital.

During the year ended December 31, 2006 and 2005, the Company issued 136,400 and 138,750 restricted share awards, respectively to employees at a purchase price of $0.01 per share. No restricted share awards were issued by the Company during the year ended December 31, 2004. Additionally, the Company recognized stock-based compensation expense of $388 thousand and $229 thousand during the year ended December 31, 2006 and 2005, respectively related to restricted share awards.

A summary of non-vested restricted share activity under the 2003 Plan is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2004	140,000	$4.78
Granted	—	—
Vested	(25,000)	4.76
Forfeited or expired	—	—

Outstanding at December 31, 2004	115,000	4.78
Granted	138,750	4.85
Vested	(40,000)	4.82
Forfeited or expired	—	—

Outstanding at December 31, 2005	213,750	4.82
Granted	136,400	6.32
Vested	(52,750)	4.81
Forfeited or expired	—	—

Outstanding at December 31, 2006	297,400	$5.51

Vested and expected to vest at December 31, 2006	297,400

The total fair value of stock awards vested during the years ending December 31, 2006, 2005 and 2004 was $254 thousand, $193 thousand and $119 thousand, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employee’s annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of December 31, 2006, approximately 195,608 shares were available for future issuance.

During the year ended December 31, 2006, 2005 and 2004, the Company issued 75,109, 68,198 and 27,184 shares, respectively, to employees under the ESPP.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

	October 2006 ESPP Offering	July 2006 ESPP Offering	April 2006 ESPP Offering	January 2006 ESPP Offering
Expected volatility	45.4%	45.5%	46.3%	46.9%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	1.67	1.67	1.67	1.67
Risk-free interest rate	4.56%	5.10%	4.82%	4.35%

The issue price of the shares of the Company’s common stock issued under the October 2006, July 2006, April 2006 and January 2006 ESPP offering was $4.85, $5.87, $4.98 and $4.12 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the preceding table, was $1.87, $2.32, $2.49 and $2.46 per share, respectively.

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $1.2 million, $229 thousand and $134 thousand in the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $257 thousand for the year ended December 31, 2006.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $2.8 million, $1.3 million and $558 thousand during the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, the related tax deficiency recognized by the Company was approximately $67 thousand. The tax deficiency amounts are not disclosed in the accompanying consolidated statements of cash flows as the Company has offset all recorded deferred tax asset activity not directly related to its existing federal net operating loss carryforwards through adjustments to its reported valuation allowance.

As of December 31, 2006, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.2 million and is expected to be recognized over a period of 4.3 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	CAPITAL STOCK:

Common and Preferred Stock—

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2006 and 2005, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2006 and 2005.

Stockholder Rights Plan—

The Company has a stockholder rights plan, commonly referred to as a “poison pill,” that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under this plan, our Board of Directors can issue preferred stock in one or more series without stockholder action. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us. No preferred stock has been issued as of December 31, 2006.

Treasury Stock Repurchase Program—

In September 2002, our Board of Directors authorized a stock repurchase program for up to $20.0 million of common stock through December 31, 2003, which was extended through and expired in February 2005. Under this program, stock purchases have been made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. In connection with the stock repurchase program, our Company entered into a SEC Rule 10b5-1 repurchase program with a broker that allowed purchases of our common stock through traditional blackout periods. Both the stock repurchase program and the 10b5-1 repurchase program expired, without renewal, on February 25, 2005.

During the years ended December 31, 2005 and 2004, the Company repurchased 321,029 and 948,234 shares of its outstanding common stock for an aggregate purchase price of $1.6 million and $4.4 million, respectively. From the inception of our stock repurchase program in 2000 through its February 25, 2005 expiration date, we repurchased 3.6 million shares of our common stock for an aggregate purchase price of approximately $17.9 million. The Company did not repurchase any shares of its common stock during the year ended December 31, 2006.

12.	RELATED PARTY TRANSACTIONS:

Synapse.    Synapse, one of our largest customers, is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors as of December 31, 2006. Mr. Loeb joined the Company’s Board of Directors in April 2000. Synapse has been an Edgewater Technology customer since 1996. Service revenue from Synapse amounted to $8.8 million, $8.4 million and $9.7 million, for 2006, 2005 and 2004, respectively. Accounts receivable balances for Synapse were $1.4 million as of December 31, 2006 and 2005, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. In January of 2007, our Company

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase at least $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement.

Lease Agreement.    Our Company entered into a lease agreement in 1999, which was modified in June 2000, with a stockholder who is a former officer and director. The lease pertains to certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in our Company’s discontinued operations. Rent payments related to these facilities totaled approximately $0.2 million for each the years ended December 31, 2006, 2005 and 2004, respectively. There are potential future related-party lease obligations related to this lease agreement. As our Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our Fayetteville office facility. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Under the sublease agreement, the sub-tenant shall pay base rent to Edgewater Technology in the amount of $0.1 million in fiscal 2007.

13.	COMMITMENTS AND CONTINGENCIES:

Commitments.    On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, up to and until July 31, 2016. The Company is currently engaged in building out the New Space and expects to occupy the New Space during the first quarter of 2007. Rental payment and rent expense related to the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”).

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

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in Note 6 elsewhere herein. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have related interest rates between 2.6% and 8.0% per annum on the outstanding principle balances. During the year ended December 31, 2006, the Company made payments of principle and interest totaling $20 thousand under the Capital Lease Arrangements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Edgewater Technology leases office space and certain equipment under capital and operating leases that expire at various times through 2016. As discussed in Notes 4 and 12, certain of these facilities are leased from related parties. Annual future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, were as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(Amounts in Thousands)
2007	$245	$1,447
2008	245	1,354
2009	245	1,219
2010	237	1,255
2011	137	1,255
Thereafter	—	6,256

	1,109	$12,786

Less amounts representing interest	147

	$962

Rent payments under operating leases, including amounts paid to related parties for discontinued operations, was approximately $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Contingencies.    We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable. However, there can be no assurance that such coverages will continue to be available on reasonable terms or will be available in sufficient amounts to cover possible claims that may arise in the future, or that our insurers will not disclaim coverage as to any future claim. The successful assertion of one or more claims against the Company that exceed available insurance coverages or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would have a material adverse effect on the Company’s business, results of operations and financial condition.

Unaudited Supplementary Quarterly Financial Information

(In Thousands, Except Per Share Data)

The net income and earnings per share amounts below include results from discontinued operations.

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$14,308	$14,890	$15,163	$15,722	$60,083
Gross profit	5,160	5,981	6,544	6,816	24,501
Income before discontinued operations	460	435	1,064	1,244	3,203
Net income	460	435	1,064	1,244	3,203
Basic income per share before discontinued operations	$0.04	$0.04	$0.10	$0.11	$0.29
Diluted income per share before discontinued operations	$0.04	$0.04	$0.09	$0.10	$0.27
Basic income per share	$0.04	$0.04	$0.10	$0.11	$0.29
Diluted income per share	$0.04	$0.04	$0.09	$0.10	$0.27

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$8,959	$10,559	$11,497	$12,111	$43,126
Gross profit	3,821	4,592	4,850	4,737	18,000
Income before discontinued operations	188	392	414	281	1,275
Net income	188	392	739	281	1,600
Basic income per share before discontinued operations	$0.02	$0.04	$0.04	$0.03	$0.13
Diluted income per share before discontinued operations	$0.02	$0.04	$0.04	$0.03	$0.12
Basic income per share	$0.02	$0.04	$0.07	$0.03	$0.16
Diluted income per share	$0.02	$0.04	$0.07	$0.03	$0.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2007. These items include:

(a)	The information called for by Item 10 of Form 10-K, involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors—Nominees for Election” and “Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2007.

(b)	The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership—Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2007.

(c)	The information called for by Item 10 of Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance—Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2007.

(d)	The information called for by Item 10 for Form 10-K involving paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 for Regulation S-K is incorporated by reference to the material under caption “Corporate Governance—Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance—Compensation of Outside Directors” and “Compensation of Named Executive Officers—Summary Compensation Table” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Corporate Governance—Compensation of Outside Directors,” “Compensation of Named Executive Officers—Summary Compensation Table,” “Equity Compensation Plans—Equity Compensation Plan Information” and “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance—Board and Board Committee Matters” and “Certain Transactions” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Regulation 14A is incorporated herein by reference to the material under the captions “Corporate Governance—Board and Board Committee Matters—Audit Committee” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2007.

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

(a)	3.	See “Exhibit Index” on the following pages.

(a) 3.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated as of October 4, 2004, by and among Edgewater Technology-Ranzal, Inc., Ranzal and Associates, Inc., Robin Ranzal-Knowles and Theodore Ranzal (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on October 7, 2004).

2.2	Earnout Agreement dated as of October 4, 2004 by and among Edgewater Technology-Ranzal, Inc., Ranzal and Associates, Inc., Robin Ranzal-Knowles and Theodore Ranzal (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on October 7, 2004).

2.3	Stock Purchase Agreement dated as of February 15, 2006, by and among Edgewater Technology, Inc. and certain stockholders of National Decision Systems, Inc. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on February 15, 2006).

2.4	Earnout Agreement dated as of February 15, 2006 by and among Edgewater Technology, Inc. and certain stockholders of National Decision Systems, Inc. (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on February 15, 2006).

3.1	Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.2	Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.3	Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Incorporated by reference from Exhibit 3.3 to the Company’s Form 10-K filed with the SEC on March 16, 1999).

3.4	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

10.2	The Company’s 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-29689)), which has been terminated by approval and adoption of the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan referenced in Exhibit 10.52.

10.3	The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998).(1)

10.4	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002).(1)

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

EXHIBIT INDEX—(Continued)

Exhibit Number	Description

10.5	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002. (Incorporated by reference from Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002) which has been amended and in its current state is reflected in Exhibit 10.51.(1)

10.6	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-50912 filed with the SEC on May 30, 2002).(1)

10.7	Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313 filed with the SEC on May 30, 2002).(1)

10.8	Lease Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2000 and effective as of July 1, 2000 for Edgewater Technology, Inc.’s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).

10.9	Sublease Agreement dated as of July 1, 2002 by and between the Company and Tyson Foods, Inc. for the sublease of the property at 302 E. Millsap Rd., in Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).

10.10	Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)

10.11	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)

10.12	Employment Agreement by and among the Company, Edgewater Delaware and Dave Clancey dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Dave Clancey. (Incorporated by reference from Exhibit 10.58 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)

10.13	Employment Agreement by and among the Company, Edgewater Delaware and Dave Gallo dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of July 31, 2000 by and between Edgewater Delaware and Dave Gallo. (Incorporated by reference from Exhibit 10.59 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)

10.14	Employment Agreement by and among the Company, Edgewater Delaware and Kevin Rhodes dated as of May 22, 2003, which supersedes and terminates that certain employment agreement dated as of July 19, 2002 by and between the Company and Kevin Rhodes. (Incorporated by reference from Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).(1)

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

EXHIBIT INDEX—(Continued)

Exhibit Number	Description

10.15	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

16.1	Letter from Arthur Andersen LLP to the SEC dated June 28, 2002 regarding a change in the Company’s independent accountants. (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on June 28, 2002).

21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2006.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See Signature Page).*

31.1	13a-14 Certification—President and Chief Executive Officer*

31.2	13a-14 Certification—Chief Financial Officer*

32	Section 1350 Certification*

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 14, 2007.

Edgewater Technology, Inc.

/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer

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

Name	Title	Date
/s/ SHIRLEY SINGLETON Shirley Singleton	Chairman, President and Chief Executive Officer	March 14, 2007

/s/ KEVIN R. RHODES Kevin R. Rhodes	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ WAYNE WILSON Wayne Wilson	Director	March 14, 2007

/s/ CLETE T. BREWER Clete T. Brewer	Director	March 14, 2007

/s/ PAUL E. FLYNN Paul E. Flynn	Director	March 14, 2007

/s/ PAUL GUZZI Paul Guzzi	Director	March 14, 2007

/s/ NANCY L. LEAMING Nancy Leaming	Director	March 14, 2007

/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 14, 2007

/s/ BARRY B. WHITE Barry B. White	Director	March 14, 2007