Form 10-Q
period 2007-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2007-05-15
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 3, 2007 was 11,953,888.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,773	$9,833
Marketable securities	24,731	23,308
Accounts receivable, net[1] of allowance of $300 and $318, respectively	12,681	10,883
Current portion of deferred income taxes, net	1,760	1,760
Prepaid expenses and other current assets	869	441

Total current assets	46,814	46,225

Property and equipment, net	4,132	3,391
Intangible assets, net	3,482	3,797
Goodwill	26,252	25,366
Deferred income taxes, net	16,292	16,789
Other assets	52	52

Total assets	$97,024	$95,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,332	$3,326
Accruals related to discontinued operations	561	588
Accrued contingent earnout consideration (Note 7)	886	—
Accrued payroll and related liabilities	2,242	4,242
Deferred revenue and other liabilities	283	252
Capital lease obligations, current	213	184

Total current liabilities	7,517	8,592
Capital lease obligations	729	778

Total liabilities	8,246	9,370

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2007 and December 31, 2006, 11,804 and 11,522 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	297	297
Paid-in capital	213,413	213,979

Treasury stock, at cost, 17,932 and 18,214 shares at March 31, 2007 and December 31, 2006, respectively	(134,666)	(136,923)
Retained earnings	9,734	8,897

Total stockholders’ equity	88,778	86,250

Total liabilities and stockholders’ equity	$97,024	$95,620

See notes to the unaudited condensed consolidated financial statements.

[1]	Includes related-party amounts of $1,263 and $8 as of March 31, 2007 and $1,407 and $4 as of December 31, 2006 due from Synapse and Loeb Enterprises, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2007	2006
Revenue:
Service revenue [1]	$15,226	$13,502
Software revenue	375	293
Reimbursable expenses	672	513

Total revenue	16,273	14,308

Cost of revenue:
Project and personnel costs **	8,530	8,368
Software costs	290	267
Reimbursable expenses	672	513

Total cost of revenue	9,492	9,148

Gross profit	6,781	5,160

Operating expenses:
Selling, general and administrative **	5,160	4,352
Depreciation and amortization	567	345

Total operating expenses	5,727	4,697

Operating income	1,054	463

Interest income, net	407	299

Income before income taxes	1,461	762
Provision for income taxes	624	302

Net income	$837	$460

Earnings per share:
Basic net income per share of common stock	$0.07	$0.04

Diluted net income per share of common stock	$0.07	$0.04

Shares used in computing basic net income per share of common stock	11,344	10,635

Shares used in computing diluted net income per share of common stock	12,449	11,335

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$77	$93
Selling, general and administrative	180	150

Total stock-based compensation	$257	$243

See notes to the unaudited condensed consolidated financial statements.

[1]

Includes related-party amounts of $1,941 and $19 for the three months ended March 31, 2007 and $2,236 and $31 for the three months ended March 31, 2006 due from Synapse and Loeb Enterprises, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$837	$460
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	567	345
Provision for bad debts	51	30
Deferred income taxes	497	257
Stock-based compensation expense	257	243
Amortization of marketable securities premiums, net	(44)	(46)
Changes in operating accounts:
Accounts receivable	(1,849)	474
Prepaid expenses and other current assets	(428)	(74)
Other assets	—	11
Accounts payable and accrued liabilities	892	3,226
Accrued payroll and related liabilities	(2,000)	(3,481)
Deferred revenues and other liabilities	31	(45)

Net cash (used in) provided by operating activities	(1,189)	1,400

Net cash used in discontinued operating activities	(27)	(64)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	11,078	10,808
Purchases of marketable securities	(12,457)	—
Purchase of National Decision Systems, Inc., net of cash acquired	(886)	(6,773)
Purchase of Ranzal	—	(2,632)
Purchases of property and equipment	(993)	(153)

Net cash (used in) provided by investing activities	(3,258)	1,250

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(20)	—
Proceeds from employee stock plans and stock option exercises	1,434	362

Net cash provided by financing activities	1,414	362

Net (decrease) increase in cash and cash equivalents	(3,060)	2,948
CASH AND CASH EQUIVALENTS, beginning of period	9,833	6,225

CASH AND CASH EQUIVALENTS, end of period	$6,773	$9,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$116	$37

Cash receipts from related parties	$2,084	$2,166

Cash payments to related parties	$64	$62

Issuance of restricted stock awards	$—	$788

Issuance of common stock for acquisition (Note 7)	$—	$1,680

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of March 31, 2007, our Company employed approximately 259 consulting professionals throughout our network of strategically positioned satellite offices.

In this Quarterly Report on Form 10-Q, we use the terms “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. Our wholly-owned subsidiaries include: Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”), a Delaware corporation that was incorporated in 1992 and acquired by our Company on May 17, 1999; Edgewater Technology (Virginia), Inc. (formerly known as Intelix, Inc.), a northern Virginia corporation that was incorporated in 1993, acquired by our Company on June 2, 2003 and merged into Edgewater Delaware during 2006; Edgewater Technology-Ranzal, Inc. (formerly known as Ranzal and Associates, Inc. and referred to in this Form 10-Q as “Ranzal”), a Delaware corporation that was incorporated in 2004 and acquired by our Company on October 4, 2004, and Edgewater New York Metro, Inc. (formerly known as National Decision Systems, Inc and referred to in this Form 10-Q as “NDS”), a New Jersey corporation that was acquired by our Company on February 15, 2006 (the “NDS Acquisition”).

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2006 Annual Report on Form 10-K as filed with the SEC on March 14, 2007.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3.	REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Our Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as technical consulting (inclusive of design, application development, systems integration and infrastructure services such as assessment and remediation and IT due diligence), corporate performance management consulting (analytics, business intelligence and data services such as data integration/ETL, data management and data warehousing) and business consulting engagements (business process improvement, high level program management offerings, mergers and acquisitions consulting and strategy). Revenue from these services is recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Edgewater Technology engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (Continued):

For the quarter ended March 31, 2007 and 2006, revenue from technical consulting, corporate performance management consulting and business consulting engagements represented the following:

Quarter Ended March 31,	Technical Consulting Engagements	Corporate Performance Management Consulting Engagements	Business Consulting Engagements
2007	55.6%	28.1%	16.3%
2006	59.4%	25.1%	15.5%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 94.1% and 81.2% of service revenue for the three-month periods ended March 31, 2007 and 2006, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 2.9% and 12.5% of service revenue for the three-month periods ended March 31, 2007 and 2006, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of revenue and costs can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) SAB No. 104, “Revenue Recognition” (“SAB 104”), revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned. The warranty term is typically short term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. We recognized insignificant losses on certain fixed price contracts during 2006. There were no loss contracts during the quarterly period ended March 31, 2007.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 3.0% and 6.3% of service revenue for the three-month periods ended March 31, 2007 and 2006, respectively. Revenue under fixed-fee contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (Continued):

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

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” (“EITF No. 00-22”), the Company has deferred revenue related to invoiced and paid amounts based upon its current estimates of the actual discounts expected to be earned by the customers. As of March 31, 2007, $65 thousand in revenue was deferred related to one volume purchase arrangement. There were no deferred revenue amounts related to volume purchase arrangements as of December 31, 2006.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of March 31, 2007 and December 31, 2006, the Company has recorded a deferred liability of approximately $11 thousand and $84 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 2.3% and 2.0% of total revenue for the three-month periods ended March 31, 2007 and 2006, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenue for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

Our revenue and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, and allocations of fair value of elements under multiple element arrangements, and the valuation of our allowance for doubtful accounts.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION:

Overview

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

As of March 31, 2007, there were 560,749 and 52,650 shares available for future grant under the 2000 Plan and 2003 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

Option Plans (Excluding Restricted Share Awards)

The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s Common Stock.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION (Continued):

The Equity Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Stock Market System as of the date of grant. Options granted to officers and employees generally vest in three, four or five year periods, dependent upon the plan, and expire on the tenth anniversary of the grant date. Options granted to non-employee members of the Company’s Board of Directors vest immediately and expire on the fifth anniversary of the grant date, with the exception of option grants issued upon the initial election to the Company’s Board of Directors, of which a portion vest immediately with the remainder vesting over a two-year period. The Company has elected to expense all compensation expense related to share-based awards issued under the Equity Plans on a straight-line basis over the vesting term of the award.

During the three month periods ended March 31, 2007 and 2006, the Company granted 3,000 and 277,500 stock options, respectively (excluding issuances of restricted share awards issued under the 2003 Plan), principally as part of the annual performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

	Three Months Ended March 31,
	2007	2006
Expected volatility	44.6%	46.3%
Expected dividend yield	—%	—%
Expected life (in years)	3.76	4.12
Risk-free interest rate	4.7%	4.6% - 4.7%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three-month periods ended March 31, 2007 and 2006, as valued under SFAS No. 123R, was $3.05 and $2.62, respectively.

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of March 31, 2007, and changes during the quarter then ended is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(000’s)
Outstanding at January 1, 2007	4,093,314	$5.70	4.80	$2,624
Granted	3,000	7.75
Exercised	(261,149)	5.10
Forfeited or expired	(27,098)	9.09

Outstanding at March 31, 2007	3,808,067	$5.72	4.60	$10,616

Vested and expected to vest at March 31, 2007	3,686,247	$5.71	4.54	$10,307

Exercisable at March 31, 2007	3,349,062	$5.69	4.13	$9,440

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2007 and 2006 was approximately $694 thousand and $120 thousand, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION: (Continued)

2003 Equity Incentive Plan – Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of March 31, 2007, 272,120 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the three-month period ended March 31, 2007. During the three-month period ended March 31, 2006, the Company issued 126,400 restricted share awards to employees at a purchase price of $0.01 per share.

A summary of non-vested restricted share activity under the 2003 Plan as of March 31, 2007, and changes during the quarter then ended is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	297,400	$5.51
Granted	—	—
Vested	(25,280)	6.23
Forfeited or expired	—	—

Outstanding at March 31, 2007	272,120	$5.44

Vested and expected to vest at March 31, 2007	272,120

The total fair value of stock awards vested during the three-month period ended March 31, 2007 was $158 thousand. No restricted share awards vested during the three-month period ended March 31, 2006.

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employees annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of March 31, 2007, approximately 174,556 shares were available for future issuance.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION: (Continued)

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

January 2007 ESPP Offering
Expected volatility	44.8%
Expected dividend yield	—%
Expected life (in years)	1.67
Risk-free interest rate	4.7%

The issue price of the shares of the Company’s common stock issued under the January 2007 ESPP offering was $4.85 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the preceding table, was $2.18 per share.

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $257 thousand and $243 thousand in the three-month periods ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements was $42 thousand and $54 thousand for the three-month periods ended March 31, 2007 and 2006, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $1.4 million and $362 thousand during the three-month periods ended March 31, 2007 and 2006, respectively. The related tax benefit (deficiency) was approximately $1 thousand and $(16) thousand for the three-month periods ended March 31, 2007 and 2006, respectively. The tax benefit and deficiency amounts are not disclosed in the accompanying unaudited condensed consolidated statements of cash flows as the Company has offset all recorded deferred tax asset activity not directly related to its existing federal net operating loss carryforwards through adjustments to its reported valuation allowance.

As of March 31, 2007, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.0 million and is expected to be recognized over a period of 4.1 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

5.	INCOME TAXES:

Income Tax Provision: In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. A valuation allowance is provided to the extent tax assets are not likely to be recovered. The valuation allowance was established due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES (Continued):

We have recorded a $6.5 million valuation allowance against our $24.6 million gross deferred tax assets as of March 31, 2007. The valuation allowance increased by $42 thousand during the first quarter of 2007 as a result of fully reserving increases to our deferred tax asset in connection with tax benefits recorded under SFAS No. 123R.

The Company recorded a tax provision of $0.6 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. The tax provision for the first quarter of 2007 represents tax expense based upon an estimated effective income tax rate of 42.7%, which is inclusive of both federal and state income tax rates. The effective tax rate applied to income before taxes in the first quarter of 2006 was 39.7%. The current quarter increase in the applied effective income tax rate is reflective of our full utilization of certain state net operating loss carryforwards during 2006. The Company reduced its net deferred tax asset by approximately $0.5 million and $0.3 million during the three-month periods ended March 31, 2007, and 2006, respectively, solely related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate. This resulted in a remaining deferred tax asset of $18.1 million as of March 31, 2007. The Company does not anticipate having to expend cash for any federal income taxes, exclusive of alternative minimum tax, in 2007 because of the availability of our net operating loss carryforwards.

Adoption of FIN No. 48: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether a tax position is “more-likely-than–not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. We recognized no material adjustments in the liability for unrecognized income tax benefits as a result of our adoption. Additionally, at adoption, we did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

We are subject to U.S. federal tax as well as income tax in multiple states and local jurisdictions. The Company’s 2003, 2004, 2005 and 2006 tax years are subject to examination by these tax authorities. To our best knowledge we are no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2002. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters. However, we believe that the resolution of these matters will not have a material effect on our financial position or results of operations.

Our continuing practice is to recognize interest and penalties related to income tax matters as a selling, general and administrative expense.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	MARKETABLE SECURITIES:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. As of March 31, 2007 and December 31, 2006, we had $24.7 million and $23.3 million, respectively, in commercial paper. Amortized cost approximated fair value.

7.	BUSINESS COMBINATIONS:

Acquisition of National Decision Systems, Inc.: On February 15, 2006, the Company acquired all of the outstanding capital stock of NDS, pursuant to the terms of a Stock Purchase Agreement. NDS provides Business Process Improvement, Program Management and Merger and Acquisition consulting services and is located in Stamford, CT. The acquisition expanded Edgewater Technology’s service offerings and will provide a gateway into the New York/New Jersey market. The Company paid to the shareholders of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $7.1 million in cash, $1.4 million in assumed liabilities and 264,610 shares, valued at approximately $1.7 million, of Edgewater Technology’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $0.7 million of direct acquisition costs.

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

In addition, an earnout agreement was entered into in connection with the NDS Acquisition, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over a 12 to 24 month period from the date of the acquisition. On February 15, 2007, the NDS stockholders completed the first of two twelve month earnout periods, during which the required minimum performance measurements were achieved. The Company accrued $886 thousand payable to the NDS stockholders directly related to the completion of the first earnout period during the first quarter of 2007. Of this amount, approximately $709 thousand of the contingent earnout consideration will be payable in cash and $177 thousand will be payable in Common Stock. It is expected that the Company will issue 21,752 shares of Common Stock in connection with the first earnout period. This amount has been reported as an increase in goodwill in the Company’s balance sheet as of March 31, 2007. The Company expects to pay the first earnout consideration to the former NDS stockholders during the second quarter of 2007. In addition, the Company may have to pay additional earnout consideration in the future and such additional earnout may be similar to the first earnout.

The NDS acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of February 15, 2006, are included in the Company’s accompanying consolidated statements of operations. Pro forma financial information related to the NDS acquisition was not presented as the effect of this acquisition was not material to the Company.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS (Continued):

Acquisition of Ranzal and Associates, Inc.: On October 4, 2004, the Company acquired substantially all of the assets, operations and business of Ranzal and Associates, Inc. (“Ranzal”), a consulting firm specializing in the development of Business Intelligence and Corporate Performance Management solutions (the “Ranzal Acquisition”). The results of Ranzal’s operations have been included in the Company’s accompanying unaudited condensed consolidated statements of operations since the October 4, 2004 acquisition date. The initial purchase price was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million. Additional earnout consideration of $3.7 million was paid in cash during 2005 and 2006 related to Ranzal’s performance during an eighteen month earnout period following the date of the acquisition. There are no future contingent earnout amounts due to the former stockholders of Ranzal.

8.	GOODWILL AND INTANGIBLE ASSETS:

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing the “fair value” methodology. The Company evaluates the fair value of its reporting unit utilizing various valuation techniques and engages an outside valuation firm to provide valuation analysis each year on December 2, which is our selected annual measurement date.

Our net goodwill as of March 31, 2007 and December 31, 2006 was $26.3 million and $25.4 million, respectively. The increase in goodwill from December 31, 2006 was directly related to the contingent earnout consideration payable to the former stockholders of NDS in connection with the completion of NDS’ first earnout period, which ended on February 15, 2007. During the three-month period ended March 31, 2007, the Company accrued approximately $886 thousand directly related to the earnout consideration payable to the NDS former stockholders. Other net intangibles amounted to $3.5 million and $3.8 million as of March 31, 2007 and December 31, 2006, respectively. The current quarter decrease is solely a result of amortization on the existing identified intangible assets.

Goodwill and intangible assets consisted of the following as of:

	March 31, 2007			December 31, 2006
	Goodwill	Other Intangibles	Total	Goodwill	Other Intangibles	Total
	(In Thousands)
Cost basis	$35,372	$7,260	$42,632	$34,486	$7,260	$41,746
Less: Accumulated amortization	9,120	3,778	12,898	9,120	3,463	12,583

Net reported value	$26,252	$3,482	$29,734	$25,366	$3,797	$29,163

Total amortization expense was $314 thousand and $217 thousand during the three-month periods ended March 31, 2007 and 2006, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2007 through 2010.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	CAPITAL LEASE OBLIGATIONS:

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of March 31, 2007, our outstanding obligations under our Capital Lease Arrangements totaled $942 thousand. Of this amount, $213 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet.

During the quarter ended March 31, 2007, the Company made payments of principle and interest totaling $23 thousand under the Capital Lease Arrangements. No payments related to capital lease obligations were made during the quarter ended March 31, 2006.

10.	EARNINGS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands, Except Per Share Data)
Basic earnings per share:
Net income applicable to common shares	$837	$460

Weighted average common shares outstanding	11,344	10,635

Basic income per share of common stock	$0.07	$0.04

Diluted earnings per share:
Net income applicable to common shares	$837	$460

Weighted average common shares outstanding	11,344	10,635
Dilutive effect of stock options	1,105	700

Weighted average common shares, assuming dilutive effect of stock options	12,449	11,335

Diluted earnings per share of common stock	$0.07	$0.04

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 0.2 million in each of the three-month periods ended March 31, 2007 and 2006. As of March 31, 2007 and 2006, there were approximately 4.1 million and 4.7 million share-based awards outstanding under the Company’s Equity Plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTIES:

Synapse. The Synapse Group, Inc. (“Synapse”) is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors. Mr. Loeb joined Edgewater Technology’s Board of Directors in April 2000. Synapse has been an Edgewater Technology customer since 1996. Revenue from Synapse amounted to $1.9 million and $2.2 million in the three-month periods ended March 31, 2007 and 2006, respectively. Accounts receivable balances from Synapse were $1.3 million and $1.4 million as of March 31, 2007 and December 31, 2006, respectively, which amounts were on customary business terms. The Company provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement.

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb. As discussed above, Mr. Loeb is a member of our Board of Directors. Loeb Enterprises has been an Edgewater Technology customer since 2006. Revenue from Loeb Enterprises amounted to $19 thousand and $31 thousand in the three-month periods ended March 31, 2007 and 2006, respectively. Accounts receivable balances from Loeb Enterprises were $18 thousand and $4 thousand as of March 31, 2007 and December 31, 2006, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

Lease Agreement. Our Company entered into a lease agreement in 1999, which was modified in June 2000, with a stockholder who is a former officer and director. The lease pertains to certain parcels of land and buildings in Fayetteville, Arkansas for its former corporate headquarters that were included in our Company’s discontinued operations. Rent payments related to these facilities totaled approximately $64 thousand and $62 thousand for the three-month periods ended March 31, 2007 and 2006, respectively. As our Company’s corporate headquarters moved to Wakefield, Massachusetts during 2001, the Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our Fayetteville office facility. The sublease commenced on July 15, 2002 and will end on June 30, 2007. Sublease payments received by the Company totaled approximately $45 thousand and for each of the three-month periods ended March 31, 2007 and 2006.

12.	COMMITMENTS AND CONTINGENCIES:

Commitments. On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, up to and until July 31, 2016. The Company occupied the New Space during the first quarter of 2007. Rental payment and rent expense related to the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”).

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES (Continued):

Rent payments under operating leases, including amounts paid to related parties for discontinued operations, was approximately $0.5 million and $0.3 million for the three-month periods ended March 31, 2007 and 2006, respectively.

In addition to the initial purchase price consideration paid to the former stockholders of NDS, the stockholders are also eligible to receive additional earnout consideration. Any future earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the 12- to 24-month periods following the February 15, 2006 acquisition date. As more fully described in Note 7, the former stockholders of NDS are scheduled to receive contingent earnout consideration of $886 thousand related to the completion of the first NDS earnout period, which ended on February 15, 2007. The former stockholders of NDS are eligible for additional contingent earnout consideration in connection with their second and final earnout period, which will be completed on February 15, 2008. Currently, the company expects that any future earnout consideration will be similar to the first earnout consideration.

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

13.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 14, 2007. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere herein. We use the terms “we,” “our,” “us,” “Edgewater Technology” and “the Company” in this report to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries.

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

During the three-month period ended March 31, 2007, we generated total revenue of approximately $16.3 million from a total of 136 clients. Headquartered in Wakefield, Massachusetts, our Company employed approximately 259 consulting professionals as of March 31, 2007.

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

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2007, Compared to Results for the Three Months Ended March 31, 2006,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2007, Compared to Results for the Three Months Ended March 31, 2006

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006
Revenue:
Service revenue	93.6%	94.4%
Software revenue	2.3%	2.0%
Reimbursable expenses	4.1%	3.6%

Total revenue	100.0%	100.0%

Cost of revenue:
Project and personnel costs	52.4%	58.4%
Software costs	1.8%	1.9%
Reimbursable expenses	4.1%	3.6%

Total cost of revenue	58.3%	63.9%

Gross Profit	41.7%	36.1%

Operating expenses:
Selling, general and administrative	31.7%	30.5%
Depreciation and amortization	3.5%	2.4%

Total operating expenses	35.2%	32.9%

Operating income	6.5%	3.2%

Interest income, net	2.5%	2.1%

Income before income taxes	9.0%	5.3%
Provision for income taxes	3.9%	2.1%

Net income	5.1%	3.2%

Revenue. Total revenue increased by $2.0 million, or 13.7%, to $16.3 million for the three months ended March 31, 2007 from $14.3 million for the three months ended March 31, 2006.

Of the $2.0 million increase in total revenue during the 2007 three-month period, service revenue, excluding software and reimbursable expense revenue, increased by $1.7 million, or 12.8%, to $15.2 million, as compared to service revenue of $13.5 million during the comparative three-month period in 2006. The incremental quarter-over-quarter increase in service revenue was primarily related to an increase in revenue related to our core business offerings and the full quarter affect of the NDS acquisition. Service revenue related to our core business offerings increased by $1.0 million in connection with continued customer acceptance of our business strategy to deliver premium IT services to the middle market and improved market demand for our offerings. Service revenue related to NDS increased by $0.7 million during the three-month period ended March 31, 2007, when compared to the first quarter of 2006. The Company completed the NDS acquisition on February 15, 2006 (the “NDS Acquisition”) and accordingly, one and one-half months of NDS’ operations were included in the Company’s operating results during the three-months ended March 31, 2006.

Service revenue from Synapse, our largest customer, amounted to $1.9 million and $2.2 million during the three-month periods ended March 31, 2007 and 2006, respectively. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during 2007. There are no commitments beyond the twelve-month term of the agreement.

Software revenue, which is directly attributable to our Corporate Performance Management offering, increased by $82 thousand, to $375 thousand in the first quarter of 2007, as compared to $293 thousand in the first quarter of 2006. Software sales have been affected in both of the 2007 and 2006 quarterly periods by customer demand for such software in relation to CPM-related services. Gross profit margins are generally much lower on the resale of software when compared to gross margins on consulting services.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customer’s consulting projects. Reimbursed expense revenue increased approximately $0.2 million during the first quarter of 2007, to $0.7 million, as compared to $0.5 million in the first quarter of 2006. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization, increased to $292 thousand during the three months ended March 31, 2007, as compared to $268 thousand during the comparative 2006 three-month period. The improvement is due to incremental increases in our average consultant billing rates across all of our service offerings. During the first quarter of 2007, the Company increased the number of customers it served to 136, as compared to 122 customers in the first quarter of 2006. During the first quarter of 2007, service revenue from our five largest customers, including Synapse, increased slightly to 51.7% of our total service revenue, as compared to 50.4% in the first quarter of 2006.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $0.3 million, or 3.8%, to $9.5 million in the three-month period ended March 31, 2007, as compared to $9.2 million in the three-month period ended March 31, 2006. The 2007 quarterly increase in cost of revenue is attributable to an increase of $0.5 million, or 58.1%, in project and personnel costs related to the full quarter affect of NDS. Only one and one-half months of NDS’ operations were included in the Company’s first quarter of 2006 results of operations in connection with the February 15, 2006 acquisition date.

Software costs increased by $23 thousand, to $290 thousand, during the first quarter of 2007 compared to $267 thousand in the first quarter of 2006. Software costs are expected to fluctuate from quarter-to-quarter depending on our customers demand for CPM-related software. Reimbursable expenses, which increased in the three months ended March 31, 2007 by $0.2 million, to $0.7 million, as compared to $0.5 million in the three-month period ended March 31, 2006, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the comparative quarterly periods.

Gross Profit. Gross profit increased by $1.6 million, or 31.4%, to $6.8 million in three months ended March 31, 2007, as compared to $5.2 million in the three months ended March 31, 2006. Gross profit, as a percentage of total revenue, increased to 41.7% in first quarter of 2007, as compared to 36.1% in the first quarter of 2006. Gross profit related to service revenue increased to 44.0% in the first quarter of 2007 from 38.0% in the first quarter of 2006.

The improvement, on an absolute dollar basis, in gross profit during the 2007 quarterly period is directly related to the cumulative effects of growth within our core business, which increased gross profit by $1.4 million in the three months ended March 31, 2007, representing 90.1% of the quarter-over-quarter increase in gross profit, combined with incremental gross profit of $0.2 million provided by three full months of NDS operations in the first quarter of 2007, which represented 9.9% of the quarter-over-quarter increase. Positive factors influencing this growth include an overall increase in customer base and improved average daily billing rates, which are discussed above.

Fluctuations in gross profit, as a percentage of total revenue and service revenue, in the 2007 and 2006 quarterly periods were favorably influenced by the Company’s billable consultant utilization rate during the respective quarterly periods. Billable consultant utilization increased to 82.2% in the first quarter of 2007 compared to 78.8% in the first quarter of 2006. The Company’s management operates the business with a targeted utilization rate of 78.0% to 82.0%.

Selling, General and Administrative Expense (“SG&A”). SG&A expenses increased by $0.8 million, or 18.6%, to $5.2 million in the three-month period ended March 31, 2007, as compared to SG&A expenses of $4.4 million in the three months ended March 31, 2006. The increase in SG&A expenses during first quarter of 2007 was primarily due to additions of support personnel to accommodate our overall growth and related recruiting needs, relatively higher commissions due to our revenue growth, increases in the current quarter bonus expense in connection with the Company’s 2007 performance-based bonus plan and additional rent related to our facilities expansion.

SG&A expense as a percentage of service revenue, excluding reimbursed expenses, increased to 33.9% for the quarter ended March 31, 2007 from 32.2% for the quarter ended March 31, 2006. The increase in SG&A expenses as a percentage of service revenue is the primarily the result of the comparative quarterly expense increases described above.

As more fully described in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein, on May 4, 2006, the Company executed and made effective the 2006 Lease Amendment. Additional future annual rent expense to be recognized by the Company under the 2006 Lease Amendment will be approximately $0.7 million per year. The Company began paying rent on the new office space covered under the 2006 Lease Amendment during the fourth quarter of 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 64.1% to $0.6 million in the quarter ended March 31, 2007, as compared to $0.3 million in the quarter ended March 31, 2006. The Company reported a 95.7% increase in comparative depreciation expense during the current quarter due to current and prior quarter asset purchases related to the build out of the lease space related to the 2006 Lease Amendment.

Amortization expense increased by $0.1 million in the first quarter of 2007, as compared to the first quarter of 2006. The current year increase is directly related to the full quarter amortization of intangible assets identified in connection with the NDS Acquisition. Current quarter amortization expense on NDS intangible assets amounted to $314 thousand as compared to amortization expense of $217 thousand during the first quarter of 2006.

Operating Income. The Company’s operating income increased 127.8% to $1.1 million in the three-month period ended March 31, 2007, as compared to operating income of $0.5 million in the three-month period ended March 31, 2006. The increase in current quarter operating income is attributable to an increase in comparative service revenue and relatively lower growth in SG&A expenses. Each of these items is explained in further detail above.

Interest Income, Net. We earned net interest income of $0.4 million in the first quarter of 2007, as compared to net interest income of $0.3 million in the first quarter of 2006. Interest income has increased as a result of improved yields on our investments during the first quarter of 2007, as compared to those achieved in during the first quarter of 2006. Average maturity and yield rates as of March 31, 2007 were approximately 78 days and 5.4%, respectively, as compared to 92 days and 4.3%, respectively, as of March 31, 2006.

Provision for Income Taxes. The Company accrues a provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. Our current quarter tax provision totaled $0.6 million, or 42.7% of income before taxes, as compared to a provision of $0.3 million, or 39.7% of income before taxes in the first quarter of 2006. The current quarter increase in our effective income tax rate is reflective of our full utilization of certain state net operating loss carryforwards during 2006.

We have deferred tax assets resulting primarily from federal net operating losses and capital loss carryforwards amounting to $24.6 million for which we have a valuation allowance of $6.5 million. Our federal income tax amounts are charged directly against our deferred tax asset and will not result in cash outlays by the Company. The Company’s significant operating loss carryforwards are scheduled to expire on or before 2020.

Net Income. We reported net income of $0.8 million during the quarterly period ended March 31, 2007, as compared to $0.5 million during the comparative 2005 quarterly period. The current year increase in income is a cumulative result of our growth in revenue, gross profit and the full quarter contributions of the NDS Acquisition, which are discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(1,189)	$1,400
Investing activities	(3,258)	1,250
Financing activities	1,414	362
Discontinued operating activities	(27)	(64)

Total cash (used) provided during the period	$(3,060)	$2,948

As of March 31, 2007, we had cash, cash equivalents, marketable securities and accrued interest income of $31.6 million, a $1.6 million, or 4.8% decrease from the December 31, 2006 balance of $33.2 million. Working capital, which is defined as current assets less current liabilities, increased $1.7 million, to $39.3 million, as of March 31, 2007, as compared to $37.6 million as of December 31, 2006. The $1.6 million decrease in cash, cash equivalents and marketable securities is primarily attributable to cash outflows related to the first quarter payments on the 2006 performance-based bonus plan, an outflow of $1.0 million related to current quarter capital expenditures, and payments related to the renewal of corporate insurance policies. These outflows were offset by an inflow of $1.4 million in proceeds from the employee stock purchase plan and stock option exercises, $0.8 million in current quarter net income and collections on outstanding account receivable balances.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from its largest customer, Synapse, which is considered a related party. Payments received by the Company for services rendered to Synapse totaled approximately $2.1 million and $2.2 million in the three-month periods ended March 31, 2007 and 2006, respectively. All receivable amounts were collected within our normal business terms and our contracts with Synapse are typically for a period of one year or more. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse-related resources on to other consulting projects.

Cash (used in) provided by operating activities was $(1.2) million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. The cash used during the three months ended March 31, 2007 was largely attributable to the current quarter payout of the Company’s 2006 performance-based bonus plan, a $1.8 million increase in accounts receivable balances and a $0.4 million increase in prepaid expense related to the Company’s annual renewal of its corporate insurance policies. These outflows were offset by cash inflows related to reported current quarter net income of $0.8 million and an increase in accounts payable and accrued expenses of $0.9 million, which was primarily related to the current quarter accrual of the contingent earnout consideration payable to the former stockholders of NDS. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.5 million, stock-based compensation expense of $0.3 million, and depreciation and amortization expense of $0.6 million.

Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2006 and 2005. The cash provided during the three months ended March 31, 2006 was largely attributable to inflows of $3.2 million in accrued expenses and other liabilities, of which $2.6 million related to the Company’s accrual of earnout consideration to be paid to the former shareholders of Ranzal based upon the successful completion of the second and final earnout period, $0.5 million in collections of outstanding accounts receivable balances and $0.5 million generated from income from continuing operations. These inflows were offset primarily by a cash outflow of $3.5 million related to accrued payroll and related liabilities, which included the Company’s payout of its 2005 performance-based bonuses.

Net cash (used in) provided by investing activities was $(3.6) million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities for the three months ended March 31, 2007 was attributable to $1.4 million in net purchases of marketable securities, the Company’s accruing of $0.9 million in earnout consideration, payable to the former stockholders of NDS, directly related to the completion of the first twelve-month earnout period and capital expenditures of $1.0 million. Cash provided by investing activities for the three months ended March 31, 2006 was attributable to redemptions of marketable securities of $10.8 million, which were offset by a cash outflow of $6.8 million related to the NDS Acquisition and $2.6 million in earnout consideration, payable to the former stockholders of Ranzal, directly related to the successful completion of the second and final earnout period.

As of March 31, 2007, our primary material future liquidity requirements should consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments,” increased lease payments associated with our lease obligations, including the New Space, and capital expenditure and fit-out expenditures related to the 35,568 square feet of New Space. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments.”

Net cash provided by financing activities was $1.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. The net cash provided by financing activities in each of the reported three-month periods is directly attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program.

Net cash used in discontinued operations was $27 thousand and $64 thousand for the three months ended March 31, 2007 and 2006, respectively. Net cash used in each of the presented three-month periods related to payments on previously accrued tax matters, associated professional services and net payments on lease arrangements.

Our combined cash and cash equivalents increased by $1.6 million and $2.9 million during the three-month periods ended March 31, 2007 and 2006, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $31.5 million and $25.6 million as of March 31, 2007 and 2006, respectively.

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

Acquisitions, Earnout Payments and Commitments

Acquisition of National Decision Systems, Inc.: In connection with the NDS acquisition, the Company paid to the shareholders of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $8.5 million in cash and assumed liabilities and 264,610 shares of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $0.7 million of direct acquisition costs.

In addition to the initial cash consideration, the former stockholders of NDS were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 15, 2007, the NDS stockholders completed their first earnout period, during which the required minimum performance measurements were achieved. The Company has accrued $886 thousand payable to the NDS stockholders directly related to the completion of the first earnout period. Of this amount, approximately $709 thousand of the contingent earnout consideration will be payable in cash and $177 thousand will be payable in Common Stock. It is expected that the Company will issue 21,752 shares of Common Stock in connection with the first earnout period. This amount has been reported as an increase in goodwill in the Company’s balance sheet as of March 31, 2007. The Company expects to pay the contingent earnout consideration to the former NDS stockholders during the second quarter of 2007.

The former stockholders of NDS are also eligible for additional contingent earnout consideration in connection with their second and final earnout period, which will be completed on February 15, 2008. Currently, the company expects that any future earnout consideration will be similar to the first earnout consideration.

Acquisition of Ranzal and Associates, Inc.: In connection with the Ranzal acquisition, the initial purchase price consideration was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million. Additional earnout of $3.7 million was paid during 2005 & 2006 related to Ranzal’s performance during an eighteen month earnout period following the acquisition. There are no future contingent earnout amounts due to the former stockholders of Ranzal.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

On May 4, 2006, the Company executed and made effective the 2006 Lease Amendment. The 2006 Lease Amendment pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The 2006 Lease Amendment extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, up to and until July 31, 2016. The Company occupied the New Space during the first quarter of 2007. Rent on the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”).

As of the New Lease Commencement Date, base rent for the entire premises under the 2006 Lease Amendment, inclusive of the existing space, as outlined in the Company’s Second Amendment to Lease agreement, and the New Space, will be $1.2 million per year for the first three-year period ending July 31, 2009, $1.3 million per year for the subsequent four-year period ending July 31, 2013 and $1.4 million per year for the final three-year period ending July 31, 2016. The 2006 Lease Amendment also provides for the payment of certain common operating expenses. Rent expense related solely to our Wakefield facility was $307 thousand and $123 thousand during the three months ended March 31, 2007 and 2006, respectively.

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of March 31, 2007, our outstanding obligations under our Capital Lease Arrangements totaled $942 thousand. Of this amount, $213 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During the quarter ended March 31, 2007, the Company made payments of principle and interest totaling $23 thousand under the Capital Lease Arrangements. No payments related to capital lease obligations were made during the quarter ended March 31, 2006.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Except for the adoption of FIN No. 48, as described in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2007.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

Risk Factors

In addition to other information contained in this Form 10-Q, the following risk factors should be carefully considered in evaluating Edgewater Technology and its business because such factors could have a significant impact on our business, operating results and financial condition. These risk factors could cause actual results to materially differ from those projected in any forward-looking statements.

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. During the three months ended March 31, 2007, our five largest customers accounted for 51.7% of our service revenue. During the three months ended March 31, 2006, our five largest customers accounted for 50.2% of our service revenue. We perform varying amounts of work for specific customers from year-to-year. A major customer in one year may not use our services in another year. In addition, we may derive revenue from a major customer that constitutes a large portion of a particular quarter’s total revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

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

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. During the three months ended March 31, 2007, fixed-price contracts represented approximately 2.9% of our service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

Competition in the IT and management consulting services market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective customers’ internal IT departments or international outsourcing firms. The market for IT and management consulting providers is highly competitive. In many cases, we compete for premium IT services work with in-house technical staff, software product companies with extended service organizations and other international IT and management consulting firms, including offshore outsourcing firms. In addition, there are many small, boutique technology management consulting firms who have developed services similar to those offered by us. We believe that competition will continue to be strong and may increase in the future, especially if our competitors reduce their price for IT and management consulting services, reduce their blended costs for such services and/or enhance the quality or range of services. Such pricing pressure could have a material impact on our revenues and margins and limit our ability to provide competitive services.

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

See “Item 1 – Business—Competition” in our 2006 Annual Report on Form 10-K, as filed with the SEC on March 14, 2007, for a representative list of competitors in the IT and management consulting services space.

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

We may be required to record additional goodwill impairment charges in future quarters. As of March 31, 2007, we had recorded goodwill and related intangible assets with a net book value of $29.7 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2007 and 2006 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8 – Financial Statements and Supplementary Data—Notes 2 and 7” in our 2006 Annual Report on Form 10-K as filed with the SEC on March 14, 2007. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $18.1 million, net of an applicable valuation allowance, as of March 31, 2007. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

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

Our reliance upon Synapse. Synapse is considered both a significant customer and a related party. Revenues from Synapse amounted to $1.9 million, or 12.7% of service revenues, and $2.2 million, or 25.2% of service revenues, for the three months ended March 31, 2007 and 2006, respectively. The Company provides services to Synapse related to infrastructure support, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period. Additionally, there is no guarantee that revenues related to Synapse services will be comparable to those generated in the past.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenue, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2006 Annual Report on Form 10-K as filed with the SEC on March 14, 2007.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; (12) the failure of the marketplace to embrace CPM or BI services; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2007 and 2006. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2007 and 2006.

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

A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this quarterly report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.

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

EDGEWATER TECHNOLOGY, INC.

Date: May 15, 2007	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: May 15, 2007	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial and accounting officer)