Form 10-Q
period 2007-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2007-08-01
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 19, 2007 was 12,041,407.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,372	$9,833
Marketable securities	25,209	23,308
Accounts receivable, net[1] of allowance of $299 and $318, respectively	14,691	10,883
Current portion of deferred income taxes	1,760	1,760
Prepaid expenses and other current assets	555	441

Total current assets	50,587	46,225

Property and equipment, net	4,819	3,391
Intangible assets, net	3,170	3,797
Goodwill	26,252	25,366
Deferred income taxes, net	15,694	16,789
Other assets	52	52

Total assets	$100,574	$95,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,154	$3,326
Accruals related to discontinued operations	36	588
Accrued payroll and related liabilities	3,809	4,242
Deferred revenue and other liabilities	961	252
Capital lease obligations, current	250	184

Total current liabilities	9,210	8,592
Capital lease obligations	678	778

Total liabilities	9,888	9,370

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2007 and December 31, 2006, 12,012 and 11,522 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	297	297
Paid-in capital	212,865	213,979
Treasury stock, at cost, 17,724 and 18,214 shares at June 30, 2007 and December 31, 2006, respectively	(133,256)	(136,923)
Retained earnings	10,780	8,897

Total stockholders’ equity	90,686	86,250

Total liabilities and stockholders’ equity	$100,574	$95,620

See notes to the unaudited condensed consolidated financial statements.

[1]	Includes related-party amounts of $1,251 and $112 as of June 30, 2007 and $1,407 and $4 as of December 31, 2006 due from The Synapse Group, Inc. and Loeb Enterprises, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Revenue:
Service revenue[2]	$16,366	$14,074	$31,592	$27,576
Software revenue	1,456	214	1,831	507
Reimbursable expenses	755	602	1,427	1,115

Total revenue	18,577	14,890	34,850	29,198

Cost of revenue:
Project and personnel costs **	9,010	8,137	17,540	16,505
Software costs	1,259	170	1,549	437
Reimbursable expenses	755	602	1,427	1,115

Total cost of revenue	11,024	8,909	20,516	18,057

Gross profit	7,553	5,981	14,334	11,141

Operating expenses:
Selling, general and administrative **	5,628	5,073	10,788	9,425
Depreciation and amortization	568	461	1,135	806

Total operating expenses	6,196	5,534	11,923	10,231

Operating income	1,357	447	2,411	910

Interest income, net	401	282	808	581

Income before income taxes	1,758	729	3,219	1,491
Provision for income taxes	712	294	1,336	596

Net income	$1,046	$435	$1,883	$895

Earnings per share:
Basic net income per share of common stock	$0.09	$0.04	$0.16	$0.08

Diluted net income per share of common stock	$0.08	$0.04	$0.15	$0.08

Shares used in computing basic net income per share of common stock	11,668	10,961	11,508	10,802

Shares used in computing diluted net income per share of common stock	13,119	12,156	12,919	11,795

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$125	$69	$202	$161
Selling, general and administrative	248	400	428	551

Total stock-based compensation	$373	$469	$630	$712

See notes to the unaudited condensed consolidated financial statements.

[2]

Includes related-party amounts of $1,875 and $42 for the three months ended June 30, 2007 and $2,237 and $16 for the three months ended June 30, 2006 from The Synapse Group, Inc. and Loeb Enterprises, respectively. Includes related-party amounts of $3,815 and $61 for the six months ended June 30, 2007 and $4,473 and $47 for the six months ended June 30, 2006 from The Synapse Group, Inc. and Loeb Enterprises, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,046	$435	$1,883	$895
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisition:
Depreciation and amortization	568	461	1,135	806
Provision for doubtful accounts	25	47	76	77
Deferred income taxes	598	250	1,095	507
Stock-based compensation	373	469	630	712
Amortization of marketable securities premiums, net	(86)	(82)	(130)	(128)
Changes in operating accounts:
Accounts receivable	(2,035)	(2,709)	(3,884)	(2,235)
Prepaid expenses and other current assets	314	443	(114)	369
Other assets	—	—	—	11
Accounts payable and accrued liabilities	(62)	(1,034)	830	2,192
Accrued payroll and related liabilities	1,360	927	(640)	(2,554)
Deferred revenue and other liabilities	678	77	709	32

Net cash provided by (used in) operating activities	2,779	(716)	1,590	684

Net cash used in discontinued operating activities	(525)	(29)	(552)	(93)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	12,081	5,704	23,159	16,512
Purchases of marketable securities	(12,473)	(6,182)	(24,930)	(6,182)
Purchase of National Decision Systems, Inc., net of cash acquired, including payment under earnouts	177	140	(709)	(6,633)
Purchase of Ranzal and Associates, including payments under earnouts	—	(97)	—	(2,729)
Purchases of property and equipment	(943)	(167)	(1,936)	(320)

Net cash (used in) provided by investing activities	(1,158)	(602)	(4,416)	648

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(14)	—	(34)	—
Proceeds from employee stock plans and stock option exercises	517	1,008	1,951	1,370

Net cash provided by financing activities	503	1,008	1,917	1,370

Net increase (decrease) in cash and cash equivalents	1,599	(339)	(1,461)	2,609
CASH AND CASH EQUIVALENTS, beginning of period	6,773	9,173	9,833	6,225

CASH AND CASH EQUIVALENTS, end of period	$8,372	$8,834	$8,372	$8,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$225	$101	$341	$138

Cash receipts from related parties	$1,924	$2,210	$4,013	$4,376

Cash payments to related parties	$564	$62	$628	$123

NON-CASH FINANCING ACTIVITIES:
Issuance of restricted stock awards	$342	$74	$342	$862

Issuance of common stock for acquisition and earnouts (Note 7)	$177	$—	$177	$1,680

Shares surrendered to cover option exercise	$1,070	$—	$1,070	$—

Shares surrendered to cover option exercise income taxes	$207	$—	$207	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of June 30, 2007, our Company employed approximately 257 consulting professionals throughout our network of strategically positioned satellite offices.

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

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

For the three- and six-month periods ended June 30, 2007 and 2006, revenue generated, by service offerings, under our one operating segment were as follows:

	Technical Consulting Engagements	Corporate Performance Management Consulting Engagements	Business Consulting Engagements
Three months ended June 30:
2007	53.1%	31.8%	15.1%
2006	51.8%	26.0%	22.2%

Six months ended June 30:
2007	54.2%	30.1%	15.7%
2006	55.6%	25.6%	18.8%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 97.0% and 95.4% of service revenue for the three- and six-month periods ended June 30, 2007, respectively. Time and materials-based contracts represented 79.6% and 85.5% of service revenue for the three- and six-month periods ended June 30, 2006, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 0.6% and 1.7% of service revenue for the three- and six-month periods ended June 30, 2007, respectively. Fixed-price contracts represented 14.0% and 8.5% of service revenue for the three- and six-month periods ended June 30, 2006, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. To measure the performance and our ability to recognize revenue and profitability on fixed-price contracts, we compare actual direct costs incurred to the total estimated direct costs and determine the percentage of the contract that is complete. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue that should be recognized in accordance with our revenue recognition policies and procedures, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of revenue and costs can be made, based on historical experience and milestones identified in any particular contract.

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

needed in the period revised estimates are made. There were no loss contracts during the three- and six-month periods ended June 30, 2007. We recognized insignificant losses on certain loss contracts during the three- and six-month periods ended June 30, 2006.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Our fixed-fee engagements are different from our fixed-price engagements in so far as services are retained on a monthly basis and there is typically a set minimum charge for work being performed. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis. Fixed-fee contracts represented 2.4% and 2.9% of service revenue for the three- and six-month periods ended June 30, 2007, respectively. Fixed-fee contracts represented 6.4% and 6.0% of service revenue for the three- and six-month periods ended June 30, 2006, respectively. Revenue under fixed-fee contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

When a customer enters into a time and materials, fixed-price or fixed-fee contract, the related revenue is accounted for under SAB 104 and Emerging Issues Task Force Abstract (“EITF”) No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”). For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable.

From time to time, the Company may offer volume purchase arrangements as part of its time and materials contracts to its customers. In accordance with EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” (“EITF No. 00-22”), the Company has deferred revenue related to invoiced and paid amounts based upon its current estimates of the actual discounts expected to be earned by the customers. There were no deferred revenue amounts related to volume purchase arrangements as of June 30, 2007 and December 31, 2006.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of June 30, 2007 and December 31, 2006, the Company has recorded a deferred liability of approximately $199 thousand and $84 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 7.8% and 5.3% of total revenue for the three- and six-month periods ended June 30, 2007, respectively. Revenue from software resale arrangements represented 1.4% and 1.7% of total revenue for the three- and six-month periods ended June 30, 2006, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

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

Overview

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

As of June 30, 2007, there were 97,067 and 14,850 shares available for future grant under the 2000 Plan and 2003 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

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

The Equity Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Stock Market System as of the date of grant. Prior to 2007, options granted to officers and employees generally vested in three, four or five year periods, dependent upon the plan or award, and expired on the tenth anniversary of the grant date. In 2007, certain option awards were made with a shorter expiration date (seven years from the date of grant) and a longer vesting period (up to six years). Annual options granted to non-employee members of the Company’s Board of Directors generally vest in equal quarterly increments and expire on the fifth anniversary of the grant date, and option grants issued upon their initial election to the Company’s Board of Directors vest in equal one-third increments as of the date of grant and the first and second anniversary of the date of grant. The Company has elected to expense all compensation expense related to share-based awards issued under the Equity Plans on a straight-line basis over the vesting term of the award.

During the three- and six-month periods ended June 30, 2007, the Company granted 469,350 and 472,350 stock options, respectively (excluding issuances of restricted share awards issued under the 2003 Plan), principally as part of the annual performance review process. The Company granted 137,583 and 415,083 stock options (excluding issuances of restricted share awards issued under the 2003 Plan) during the three- and six-month period ended June 30, 2006, principally as part of the annual performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	43.9%–44.2%	45.8%–46.1%	43.9%–44.6%	45.8%–46.3%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	3.91–3.95	3.99–4.03	3.76–3.95	3.99–4.12
Risk-free interest rate	4.7%–4.9%	5.0%	4.7%–4.9%	4.6%–5.0%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three-and six-month periods ended June 30, 2007, as valued under SFAS No. 123R, was $3.59 and $3.58, respectively. The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three-and six-month periods ended June 30, 2006, as valued under SFAS No. 123R, was $2.97 and $2.73, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION (Continued):

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of June 30, 2007, and changes during the quarter then ended is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(000’s)
Outstanding at January 1, 2007	4,093,314	$5.70	4.80	$2,624
Granted	3,000	7.75
Exercised	(261,149)	5.10
Forfeited or expired	(27,098)	9.09

Outstanding at March 31, 2007	3,808,067	$5.72	4.60	$10,616
Granted	469,350	8.96
Exercised	(252,964)	5.80
Forfeited or expired	(71,668)	8.43

Outstanding at June 30, 2007	3,952,785	$6.05	4.90	$8,005

Vested and expected to vest at June 30, 2007	3,719,403	$5.95	4.54	$7.796

Exercisable at June 30, 2007	3,073,427	$5.62	3.95	$7,211

The total intrinsic value of stock options exercised during the three- and six-month periods ended June 30, 2007 was approximately $812 thousand and $1.5 million, respectively. The total intrinsic value of stock options exercised during the three- and six-month periods ended June 30, 2006 was approximately $490 thousand and $609 thousand, respectively.

2003 Equity Incentive Plan – Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. 267,670 restricted share awards were subject to repurchase by the Company under the restricted stock agreements as of June 30, 2007. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

The Company issued 37,800 restricted share awards to employees during the three- and six-month periods ended June 30, 2007 at a purchase price of $0.01 per share. The Company issued 10,000 and 136,400 restricted share awards to employees during the three- and six-month periods ended June 30, 2006.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION (Continued):

A summary of non-vested restricted share activity under the 2003 Plan as of June 30, 2007, and changes during the quarter then ended is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	297,400	$5.51
Granted	—	—
Vested	(25,280)	6.23
Forfeited or expired	—	—

Outstanding at March 31, 2007	272,120	$5.44
Granted	37,800	9.06
Vested	(42,250)	4.68
Forfeited or expired	—	—

Outstanding at June 30, 2007	267,670	$6.07

Vested and expected to vest at June 30, 2007	267,670

The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2007 was $198 thousand and $355 thousand, respectively. The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2006 was $183 thousand.

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employees annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of June 30, 2007, approximately 151,370 shares were available for future issuance.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

	April 2007 ESPP Offering	January 2007 ESPP Offering
Expected volatility	44.3%	44.8%
Expected dividend yield	—%	—%
Expected life (in years)	1.67	1.67
Risk-free interest rate	4.5%	4.7%

The issue price of the shares of the Company’s common stock issued under the April 2007 and January 2007 ESPP offering was $5.17 and $4.85 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the preceding table, was $3.95 and $2.18 per share, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION (Continued):

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $373 thousand and $630 thousand in the three- and six-month periods ended June 30, 2007, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $469 thousand and $712 thousand in the three- and six-month periods ended June 30, 2006, respectively. The total income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements was $64 thousand and $106 thousand for the three- and six-month periods ended June 30, 2007, respectively. The total income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements was $187 thousand and $285 thousand for the three- and six-month periods ended June 30, 2007, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $517 thousand and $2.0 million during the three- and six-month periods ended June 30, 2007, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $1.0 million and $1.4 million during the three- and six-month periods ended June 30, 2006, respectively. The related tax benefit was approximately $77 thousand for the three- and six-month periods ended June 30, 2007. The related tax benefit (deficiency) was approximately $8 thousand and $(8) thousand for the three- and six-month periods ended June 30, 2006, respectively. The tax benefit and deficiency amounts are not disclosed in the accompanying unaudited condensed consolidated statements of cash flows as the Company has offset all recorded deferred tax asset activity not directly related to its existing federal net operating loss carryforwards through adjustments to its reported valuation allowance.

As of June 30, 2007, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $3.3 million and is expected to be recognized over a period of 5.8 years.

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

We have recorded a $6.6 million valuation allowance against our $24.0 million gross deferred tax assets as of June 30, 2007. The valuation allowance increased by $64 thousand and $106 thousand during the first three and six months of 2007, respectively as a result of fully reserving increases to our deferred tax asset associated with tax benefits recorded under SFAS No. 123R.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES (Continued):

The Company recorded a tax provision of $0.7 million and $1.3 million for the three- and six-month periods ended June 30, 2007, respectively. The Company recorded a tax provision of $0.3 million and $0.6 million for the three- and six-month periods ended June 30, 2006, respectively. The tax provision for the six-month period ended June 30, 2007 represents tax expense based upon an estimated effective income tax rate of 41.5%, which is inclusive of both federal and state income tax rates. The effective tax rate applied to income before taxes for the second quarter of 2007 was 40.5%. The effective tax rate applied to income before taxes in the three- and six-month periods of 2006 was 40.0%. The current quarter and year-to-date increase in the applied effective income tax rate is reflective of our full utilization of certain state net operating loss carryforwards during 2006. The Company reduced its net deferred tax asset by approximately $0.6 million and $1.1 million during the three- and six-month periods ended June 30, 2007, respectively. The reduction of the net deferred tax asset solely related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate. This resulted in a remaining deferred tax asset of $17.5 million as of June 30, 2007. The Company does not anticipate having to expend cash for any federal income taxes, exclusive of alternative minimum tax, in 2007 because of the availability of our net operating loss carryforwards.

FIN No. 48: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. We recognized no material adjustments in the liability for unrecognized income tax benefits as a result of our adoption. We did not have any unrecognized tax benefits and did not have any interest or penalties accrued at the time of adoption. Additionally, the Company, based upon an updated review of our federal and state tax positions, did not record any income tax expense adjustments in connection with changes in uncertain tax positions during the three- and six-month periods ended June 30, 2007.

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

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, and commercial paper. As of June 30, 2007 and December 31, 2006, we had $25.2 million and $23.3 million, respectively, in commercial paper. Amortized cost approximated fair value.

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

In addition, an earnout agreement was entered into in connection with the NDS Acquisition, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over a 12 to 24 month period from the date of the acquisition. On February 15, 2007, the former NDS stockholders completed the first of two twelve month earnout periods, during which the required minimum performance measurements were achieved. During the first quarter of 2007, the Company accrued $886 thousand payable to the former NDS stockholders directly related to the completion of the first earnout period. In April 2007, $709 thousand of the contingent earnout consideration was paid in cash and $177 thousand was settled through the issuance of 21,751 shares of Common Stock. The contingent earnout consideration paid to the former NDS stockholders was reported as an increase in goodwill in the Company’s balance sheet during the first quarter of 2007. The Company may have to pay additional earnout consideration to the former NDS stockholders in the future and such additional earnout could be similar to the first earnout payments.

The NDS acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of February 15, 2006, are included in the Company’s accompanying consolidated statements of operations. Pro forma financial information related to the NDS acquisition was not presented as the effect of this acquisition was not material to the Company.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATION: (Continued):

Acquisition of Ranzal and Associates, Inc.: On October 4, 2004, the Company acquired substantially all of the assets, operations and business of Ranzal, a consulting firm specializing in the development of Business Intelligence and Corporate Performance Management solutions (the “Ranzal Acquisition”). The results of Ranzal’s operations have been included in the Company’s accompanying unaudited condensed consolidated statements of operations since the October 4, 2004 acquisition date. The initial purchase price was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million. Additional earnout consideration of $3.7 million was paid in cash during 2005 and 2006 related to Ranzal’s performance during an eighteen month earnout period following the date of the acquisition. There are no future contingent earnout amounts due to the former stockholders of Ranzal.

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

Our net goodwill as of June 30, 2007 and December 31, 2006 was $26.3 million and $25.4 million, respectively. The increase in goodwill from December 31, 2006 was directly related to the contingent earnout consideration payable to the former stockholders of NDS in connection with the completion of NDS’ first earnout period, which ended on February 15, 2007. During the six-month period ended June 30, 2007, the Company accrued and paid $886 thousand directly related to the earnout consideration payable to the former NDS stockholders. Other net intangibles amounted to $3.2 million and $3.8 million as of June 30, 2007 and December 31, 2006, respectively. The current quarter decrease is solely a result of amortization on the existing identified intangible assets.

Goodwill and intangible assets consisted of the following as of:

	June 30, 2007			December 31, 2006
	Goodwill	Other Intangibles	Total	Goodwill	Other Intangibles	Total
			(In Thousands)
Cost basis	$35,372	$7,260	$42,632	$34,486	$7,260	$41,746
Less: Accumulated amortization	9,120	4,090	13,210	9,120	3,463	12,583

Net reported value	$26,252	$3,170	$29,422	$25,366	$3,797	$29,163

Total amortization expense was $312 thousand and $627 thousand during the three- and six-month periods ended June 30, 2007, respectively. Total amortization expense was $327 thousand and $544 thousand during the three- and six-month periods ended June 30, 2006, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2007 through 2010.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	CAPITAL LEASE OBLIGATIONS:

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of June 30, 2007, our outstanding obligations under our Capital Lease Arrangements totaled $928 thousand. Of this amount, $250 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet.

During the three- and six-month periods ended June 30, 2007, the Company made payments of principal and interest totaling $15 thousand and $45 thousand, respectively under the Capital Lease Arrangements. No payments related to capital lease obligations were made during the three- and six-month periods ended June 30, 2006.

10.	EARNINGS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In Thousands, Except Per Share Data)
	2007	2006	2007	2006
Basic earnings per share:
Net income applicable to common shares	$1,047	$435	$1,883	$895

Weighted average common shares outstanding	11,668	10,961	11,508	10,802

Basic income per share of common stock	$0.09	$0.04	$0.16	$0.08

Diluted earnings per share:
Net income applicable to common shares	$1,047	$435	$1,883	$895

Weighted average common shares outstanding	11,668	10,961	11,508	10,802
Dilutive effect of stock options	1,451	1,195	1,411	993

Weighted average common shares, assuming dilutive effect of stock options	13,119	12,156	12,919	11,795

Diluted earnings per share of common stock	$0.08	$0.04	$0.15	$0.08

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 0.4 million and 0.2 million in the three- and six-month periods ended June 30, 2007. The diluted computation would have increased by approximately 0.3 million in both the three- and six-month period ended June 30, 2006. As of June 30, 2007 and 2006, there were approximately 4.2 million and 4.3 million share-based awards outstanding under the Company’s Equity Plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTIES:

Synapse. The Synapse Group, Inc., a wholly owned subsidiary of Time Warner, (“Synapse”) is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, (1) controlled Synapse prior to its sale to Time Warner in 2001, and (2) resigned as the President and Chief Executive Officer of Synapse during 2005 and (3) remains a member of Synapse’s board of directors. Mr. Loeb joined Edgewater Technology’s Board of Directors in April 2000. Synapse has been an Edgewater Technology customer since 1996. Service revenue from Synapse amounted to $1.9 million and $3.8 million in the three- and six-month periods ended June 30, 2007, respectively. Service revenue from Synapse amounted to $2.2 million and $4.5 million in the three- and six-month periods ended June 30, 2006, respectively. Accounts receivable balances from Synapse were $1.3 million and $1.4 million as of June 30, 2007 and December 31, 2006, respectively, which amounts were on customary business terms. The Company provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement.

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb. Mr. Loeb is a member of our Board of Directors. Loeb Enterprises has been an Edgewater Technology customer since 2006. Service revenue from Loeb Enterprises amounted to $42 thousand and $61 thousand in the three- and six-month periods ended June 30, 2007, respectively. Service revenue from Loeb Enterprises amounted to $16 thousand and $47 thousand in the three- and six-month periods ended June 30, 2006, respectively. Accounts receivable balances from Loeb Enterprises were $112 thousand and $4 thousand as of June 30, 2007 and December 31, 2006, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

Lease Agreement. Our Company entered into a lease agreement in 1999 (the “Original Lease”), which was modified in June 2000, with a stockholder who is a former officer and director (the “Landlord”). The lease pertained to certain parcels of land and buildings in Fayetteville, Arkansas for our former corporate headquarters that were included in our Company’s discontinued operations since 2001. On June 28, 2007, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with the Landlord to terminate the Original Lease as of June 30, 2007, prior to its scheduled June 30, 2009 expiration date. The Termination Agreement required the Company to make a lump sum payment of $503 thousand, which was paid on June 28, 2007 (the “Termination Payment”), representing the remaining lease payments due under the Original Lease and a partial payment of projected 2008 real estate taxes. The amounts paid by the Company in connection with the Termination Agreement were previously accrued at the time the Company discontinued operations of certain divisions, which were sold in 2000 and 2001.

Rent payments related to these facilities, including the Termination Payment, totaled approximately $564 thousand and $628 thousand for the three- and six-month periods ended June 30, 2007, respectively. Rent payments related to these facilities totaled approximately $62 thousand and $123 thousand for the three- and six-month periods ended June 30, 2006, respectively. Following our Company’s corporate headquarters move to Wakefield, Massachusetts during 2001, the Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our Fayetteville office facility. The sublease commenced on July 15, 2002 and ended on June 30, 2007. Sublease payments received by the Company totaled approximately $45 thousand and $90 thousand and for the three- and six-month periods ended June 30, 2007, respectively. Sublease payments received by the Company totaled approximately $45 thousand and $90 thousand for the three- and six-month periods ended June 30, 2006, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES:

Commitments. On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (“Harvard Mills”) (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, up to and until July 31, 2016. The Company occupied the New Space during the first quarter of 2007. Rental payment and rent expense related to the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”).

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

In June 2007, the Company, as provided for in the Third Amendment to Lease Agreement, received a tenant improvement allowance of $533 thousand from Harvard Mills. The amount has been recorded as a deferred liability under the caption “deferred revenue and other liabilities” in the accompanying balance sheet as of June 30, 2007. The tenant improvement allowance will be amortized as an offset to rent expense over the remaining life of the Third Amendment to Lease Agreement.

Rent payments under operating leases, including amounts paid to related parties for discontinued operations, was approximately $1.0 million and $1.5 million for the three- and six-month periods ended June 30, 2007, respectively. Rent payments under operating leases, including amounts paid to related parties for discontinued operations, was approximately $0.3 million and $0.6 million for the three- and six-month periods ended June 30, 2006, respectively. The increase in current year three- and six-month rent expense is related to the Company’s entrance into a Lease Termination Agreement during the second quarter of 2007, which is more dully described in Note 11.

In addition to the initial purchase price consideration paid to the former stockholders of NDS, the stockholders are also eligible to receive additional earnout consideration. Any future earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over the 12- to 24-month periods following the February 15, 2006 acquisition date. As more fully described in Note 7, the former stockholders of NDS were paid contingent earnout consideration of $886 thousand related to the completion of the first NDS earnout period, which ended on February 15, 2007. The former stockholders of NDS are eligible for additional contingent earnout consideration in connection with their second and final earnout period, which will be completed on February 15, 2008. Currently, the company expects that any future earnout consideration will be similar to the first earnout consideration.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

14.	SUBSEQUENT EVENTS – ACQUISITION OF ALECIAN CORPORATION:

On July 2, 2007, we acquired certain assets of Alecian Corporation (“Alecian”), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”).

The Company paid to the shareholders of Alecian up front cash consideration of $500 thousand. In addition, an Earnout Agreement was entered into in connection with the Purchase Agreement, and it specifies additional earnout consideration that could be payable to the former Alecian stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the Alecian business over the next 12 months. Assuming all performance measurements are met within predetermined performance ranges, additional cash-based earnout consideration of approximately $1.0 million would be payable to the shareholders of Alecian.

The Company has engaged an independent third-party valuation firm to allocate the purchase price. The Company expects to record acquisition-related intangible assets and goodwill upon the completion of such valuation, in the quarterly period ending September 30, 2007.

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

During the three- and six-month periods ended June 30, 2007, we generated total revenue of approximately $18.6 million and $34.9 million from a total of 132 and 165 clients, respectively. Headquartered in Wakefield, Massachusetts, our Company employed approximately 257 consulting professionals as of June 30, 2007.

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

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2007, Compared to Results for the Three and Six Months Ended June 30, 2006,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Six Months Ended June 30, 2007, Compared to Results for the Three and Six Months Ended June 30, 2006

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Service revenue	88.1%	94.5%	90.7%	94.4%
Software revenue	7.8%	1.5%	5.3%	1.8%
Reimbursable expenses	4.1%	4.0%	4.0%	3.8%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	48.5%	54.6%	50.4%	56.5%
Software costs	6.7%	1.2%	4.5%	1.5%
Reimbursable expenses	4.1%	4.0%	4.0%	3.8%

Total cost of revenue	59.3%	59.8%	58.9%	61.8%

Gross Profit	40.7%	40.2%	41.1%	38.2%
Operating expenses:
Selling, general and administrative	30.3%	34.1%	31.0%	32.3%
Depreciation and amortization	3.1%	3.1%	3.2%	2.8%

Total operating expenses	33.4%	37.2%	34.2%	35.1%

Operating income	7.3%	3.0%	6.9%	3.1%
Interest income, net	2.2%	1.9%	2.3%	2.0%

Income before income taxes	9.5%	4.9%	9.2%	5.1%
Provision for income taxes	3.9%	2.0%	3.8%	2.0%

Net income	5.6%	2.9%	5.4%	3.1%

Revenue. Total revenue increased by $3.7 million, or 24.8%, to $18.6 million for the three-month period ended June 30, 2007, compared to total revenue of $14.9 million in the three-month period ended June 30, 2006. Total revenue increased by $5.7 million, or 19.4%, to $34.9 million for the six-month period ended June 30, 2007, as compared to total revenue of $29.2 million in the six-month period ended June 30, 2006.

In the three- and six month periods ended June 30, 2007, service revenue, excluding software and reimbursable expense revenue, increased by $2.3 million, or 16.3%, and $4.0 million, or 14.6%, respectively, as compared to service revenue in the same three- and six-month periods in 2006. The $2.3 million and $4.0 million increase in service revenue during the three- and six-month periods of 2007 was attributable to improved market demand for our service offerings. In addition, the utilization of our billable resources increased to 82.8% in the second quarter of 2007 compared to 77.0% in the second quarter of 2006 and such increase in utilization positively impacted our revenue growth.

During the three and six months ended June 30, 2007, we added a total of 18 and 34 new customers, respectively. We added a total of 14 and 28 new customers during the three- and six-month periods ended June 30, 2006, respectively.

Service revenue from Synapse, our largest customer, amounted to $1.9 million and $3.8 million during the three- and six-month periods ended June 30, 2007, respectively. Revenues from Synapse in the same three and six-month periods ended June 30, 2006 totaled $2.2 million and $4.5 million, respectively. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during 2007. There are no commitments beyond the twelve-month term of the agreement.

Software revenue, which is directly attributable to our Corporate Performance Management offerings, was $1.5 million and $1.8 million for the three- and six-month periods ended June 30, 2007, respectively. Software revenue for the three- and six-month periods ended June 30, 2006 totaled $0.2 million and $0.5 million, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Software sales have been affected in both 2007 and 2006 in connection with customer demand for such software in relation to BI-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $0.8 million and $1.4 million during the three- and six month period ended June 30, 2007, respectively. Reimbursed expense revenue totaled $0.6 million and $1.1 million in the three- and six-month periods ended June 30, 2006, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter to quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized service revenue per billable consultant increased to $302 thousand, during the quarterly period ended June 30, 2007, as compared to $280 thousand during the same quarterly period in 2006. Similarly, our annualized revenue per billable consultant increased to $297 thousand, during the six-month period ended June 30, 2007, as compared to $274 thousand during the same year-to-date period in 2006. The improvement in this metric is primarily due to a greater mix of high-end CPM consulting services, which services have higher consultant billing rates than our technical consulting business. During the six-month period ended June 30, 2007, the Company increased the number of customers it served to 165, as compared to 152 customers during the comparative six-month period ended June 30, 2007. Service revenue from our five largest customers during the three- and six-month periods ended June 30, 2007 was approximately 49.7% and 50.7% of total service revenue, respectively, as compared to 49.6% and 49.9% in the comparative 2006 quarterly and year-to-date periods, respectively.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $2.1 million, or 23.7%, to $11.0 million for the three-month period ended June 30, 2007, as compared to $8.9 million in the same quarterly period of 2006. Similarly, total cost of revenue increased by $2.4 million, or 13.6%, to $20.5 million for the six-month period ended June 30, 2007, as compared to cost of revenue of $18.1 million in the six-month period ended June 30, 2006.

The increase in reported cost of revenue in the three- and six-month periods ended June 30, 2007 relates to a combination of increased project and personnel costs and software costs. During the three and six months ended June 30, 2007, project personnel costs increased by $0.9 million, or 10.7%, and $1.0 million, or 6.3%, respectively. The increase in project and personnel costs is a result of increased consultant salaries in connection with annual merit increases and a strategic shift to a higher-end consultant base commensurate with the growth in our respective service offerings. As of June 30, 2007, the Company employed 257 billable consultants, as compared to 258 billable consultants as of June 30, 2006.

Software costs were $1.3 million and $1.5 million during the three- and six-month periods ended June 30, 2007, respectively, as compared to software costs of $0.2 million and $0.4 million during the three- and six-month periods ended June 30, 2006. The increase in software costs during the current quarterly and year-to-date reporting periods is a result of a large software order. Software costs are expected to fluctuate between quarters depending on our customer’s demand for CPM-related software. Reimbursable expenses increased by $0.2 million, or 25.4%, to $0.8 million during the three months ended June 30, 2007, as compared to reimbursable expenses of $0.6 million during the comparative 2006 quarterly period. Similarly, reimbursable expenses increased by $0.3 million, or 28.0%, to $1.4 million during the three months ended June 30, 2007, as compared to reimbursable expenses of $1.1 million during the comparative 2006 quarterly period. The quarterly and year-to-date increases in reimbursable expenses are a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported fiscal periods.

Gross Profit. Gross profit increased by $1.6 million, or 26.3%, to $7.6 million in the three-month period ended June 30, 2007, as compared to gross profit of $6.0 million in the three-month period ended June 30, 2006. Gross profit, as a percentage of total revenue, increased to 40.7% in second quarter of 2007, as compared to 40.2% in the 2006 quarterly period. Gross profit related to service revenue increased to 44.9% during the three-month period ended June 30, 2007, as compared to 42.2% for the three-month period ended June 30, 2006.

During the six-month period ended June 30, 2007, gross profit increased by $3.2 million, or 28.7%, to $14.3 million compared to gross profit of $11.1 million in the six-month period ended June 30, 2006. Gross profit, as a percentage of total revenue, increased to 41.1% in the 2007 year-to-date period, as compared to 38.2% in comparative 2006 year-to-date period. Gross profit related to service revenue increased from 40.1% during the six-month period ended June 30, 2006 to 44.5% for the six-month period ended June 30, 2007.

The increase in gross profit, on an absolute dollar basis, during the current quarterly and year-to-date periods is directly related to growth in customer projects and revenue. Fluctuations in gross profit, as a percentage of total revenue and service revenue, were favorable influenced by the Company’s billable consultant utilization rate during the respective three- and six-month periods ended June 30, 2007. Billable consultant utilization improved to 82.8% during the second quarter of 2007 compared to 77.0% during the second quarter of 2006. Similarly, billable consultant utilization improved to 82.2% during the first six months of 2007 compared to 77.9% during the first six months of 2006. The Company’s management operates the business with a targeted utilization rate of 78.0% to 82.0%.

Selling, General and Administrative Expenses (“SG&A”). SG&A expense, as a percentage of revenue, decreased to 30.3% for the three-month period ended June 30, 2007, as compared to 34.1% for the three-month period ended June 30, 2006. SG&A expenses, as a percentage of revenue, decreased to 31.0% for the first six months of 2007, as compared to 32.3% for the corresponding 2006 period. The improvement in SG&A expenses, as a percentage of service revenue in the 2007 quarterly and year-to-date periods is a result of economies of scale, as our Company’s revenue growth outpaced the increased SG&A expense to support such revenue growth.

On an absolute dollar basis, SG&A expenses increased by $0.5 million to $5.6 million in the three-month period ended June 30, 2007, as compared to SG&A expenses of $5.1 million in the three-month period ended June 30, 2006. SG&A expenses increased by $1.4 million to $10.8 million in the six-month period ended June 30, 2007, as compared to SG&A expenses of $9.4 million in the six-month period ended June 30, 2006. The increase in SG&A expenses during three- and six-month periods ended June 30, 2007 was primarily due to additions of support personnel to accommodate our overall growth and related recruiting needs, relatively higher commissions due to our revenue growth, increases in the current quarter bonus expense in connection with the Company’s 2007 performance-based bonus plan, additional rent related to our facilities expansion and increased professional services expenses in connection with the preparation of our Sarbanes-Oxley readiness programs.

As more fully described in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein, on May 4, 2006, the Company executed and made effective the Third Amendment to Lease Agreement. Additional future annual rent expense to be recognized by the Company under the Third Amendment to Lease Agreement will be approximately $0.7 million per year. The Company began paying rent on the new office space covered under the Third Amendment to Lease Agreement during the fourth quarter of 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $0.6 million in the quarter ended June 30, 2007, as compared to $0.5 million in the quarter ended June 30, 2006. Depreciation and amortization expense increased to $1.1 million in the six-month period ended June 30, 2007, as compared to $0.8 million in the six-month period ended June 30, 2006. Amortization expense was $0.3 million and $0.6 million for the three- and six-month periods ended June 30, 2007. The current quarter and year-to-date amortization expense has not increased significantly from the comparative 2006 periods.

The comparative quarterly and year-to-date increases in depreciation and amortization expense are primarily related to increased depreciation expense in connection with the current and prior year asset purchases to build out of the lease space associated with the Third Amendment to Lease Agreement.

Operating Income. Operating income increased by $1.0 million, or 203.4%, to $1.4 million in the three-month period ended June 30, 2007, as compared to operating income of $0.4 million in the three-month period ended June 30, 2006. Similarly, operating income increased by $1.5 million, or 164.9%, to $2.4 million in the six-month period ended June 30, 2007, as compared to operating income of $0.9 million in the six-month period ended June 30, 2006. The increase in current quarter and year-to-date operating income are attributable to increases in comparative service revenue and relatively lower growth in SG&A expenses. Each of these items is explained in further detail above.

Interest Income, Net. We earned net interest income of $0.4 million in the second quarter of 2007, as compared to net interest income of $0.3 million in the second quarter of 2006. Interest income totaled $0.8 million and $0.6 million in the six-month periods ended June 30, 2007 and 2006, respectively. Interest income has increased in the comparative three- and six-month periods as a result of improved yields on our investments during 2007 periods, as compared to those achieved in during the respective 2006 periods. Average maturity and yield rates as of June 30, 2007 were approximately 79 days and 5.4%, respectively, as compared to 63 days and 4.9%, respectively, as of June 30, 2006.

Provision for Income Taxes. The Company accrues a provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax provision of $0.7 million and $1.3 million for the three- and six-month periods ended June 30, 2007, as compared to a provision of $0.3 million and $0.6 million for the three- and six-month periods ended June 30, 2006. These provisions represented tax expense based on an estimated effective income tax rate of 40.5% and 41.5% for the 2007 three- and six-month periods, compared to 40.0% each of the 2006 periods. The current quarter and year-to-date increase in our effective income tax rate is reflective of our full utilization of certain state net operating loss carryforwards during 2006.

We have deferred tax assets resulting primarily from federal net operating losses and capital loss carryforwards amounting to $24.0 million for which we have a valuation allowance of $6.6 million. Our federal income tax amounts are charged directly against our deferred tax asset and will not result in cash outlays by the Company. As a result of our federal net operating loss carryforwards, we anticipate that we will only make a cash outlay of approximately $242 thousand, representing the state income tax portion of our $1.3 million provision for income taxes recorded during the six-month period ended June 30, 2007. This is due to the fact that the Company utilized $1.1 million in federal net operating loss carryforwards to offset federal tax liabilities that otherwise would be payable without such carryforwards. The Company’s significant operating loss carryforwards are scheduled to expire on or before 2020.

Net Income. We reported net income of $1.0 million and $1.9 million during the three- and six-month periods ended June 30, 2007, as compared to $0.4 million and $0.9 million during the comparative 2006 quarterly and year-to-date periods. The current year increase in income is a cumulative result of our growth in revenue and gross profit, which are discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$2,779	$(716)	$1,590	$684
Discontinued operating activities	(525)	(29)	(552)	(93)
Investing activities	(1,158)	(602)	(4,416)	648
Financing activities	503	1,008	1,917	1,370

Total (used) provided during the period	$1,559	$(339)	$(1,461)	$2,609

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $33.6 million, a $440 thousand, or 1.3%, increase from the December 31, 2006 balance of $33.2 million. Working capital, which is defined as current assets less current liabilities, increased $3.8 million, to $41.4 million, as of June 30, 2007, as compared to $37.6 million as of December 31, 2006. The increase in the Company’s cash, cash equivalents and marketable securities is primarily related to the net cash inflow of $1.9 million in income from operations, $2.0 million in proceeds from the employee stock purchase plan and stock option exercises and the receipt of $0.5 million in a tenant improvement allowance related to the Third Amendment to Lease Agreement. These inflows were offset by outflows related to the first quarter payment of the Company’s 2006 performance-based bonus plan, outflows of $1.9 million to current year capital expenditures related to the facilities expansion, $0.7 million in contingent earnout consideration paid to the former NDS stockholders in connection with the completion of the first earnout period, and a payment of $0.5 million in connection with the Lease Termination Agreement.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from its largest customer, Synapse, which is considered a related party. Payments received by the Company for services rendered to Synapse totaled approximately $1.9 million and $4.0 million in the three- and six-month periods ended June 30, 2007, respectively. Payments received from Synapse totaled approximately $2.2 million and $4.4 million in the three- and six-month periods ended June 30, 2006, respectively. All receivable amounts were collected within our normal business terms and our contracts with Synapse are typically for a period of one year or more. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse-related resources on to other consulting projects.

Cash provided by (used in) operating activities was $2.8 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively. The cash provided during the three months ended June 30, 2007 was largely attributable to inflows attributable to reported income from operations of $1.0 million, $0.3 million in prepaid and other assets related to the routine amortization of annual insurance premiums and $1.4 million in accrued payroll and related liabilities related to the bonus accruals under the Company’s 2007 performance based bonus plan. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.6 million, stock-based compensation expense under SFAS No. 123R of $0.4 million, an increase in deferred revenue and other liabilities of $0.7 million primarily related to the Company’s receipt of $0.5 million in a tenant improvement allowance and depreciation and amortization expense of $0.6 million. These cash inflows were partially offset by outflows of cash related to the increase in accounts receivable balances associated with increased revenues of $2.0 million.

The cash used in operating activities during the three months ended June 30, 2006 was largely attributable to outflows of cash related to the increase in accounts receivable balances, in connection with increased revenues, of $2.7 million and the payment of accounts payable and accrued liabilities of $1.0 million in connection with the NDS acquisition. These outflows were partially offset by inflows attributable to reported income from continuing operations of $0.4 million, $0.5 million in prepaid and other assets related to the routine amortization of annual insurance premiums and $0.9 million in accrued payroll and related liabilities. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.3 million, stock-based compensation expense under SFAS No. 123R of $0.5 million, and depreciation and amortization expense of $0.5 million.

Net cash provided by operating activities was $1.6 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively. The cash provided during the six months ended June 30, 2007 was attributable to inflows attributable to reported income from operations of $1.9 million, utilization of the Company’s deferred tax asset of $1.1 million, stock-based compensation expense under SFAS No. 123R of $0.6 million, an increase in deferred revenue and other liabilities of $0.7 million primarily related to the Company’s receipt of $0.5 million in a tenant improvement allowance, an increase in accounts payable and accrued expense of $0.8 million and depreciation and amortization expense of $1.1 million. These cash inflows were partially offset by outflows of cash related to the increase in accounts receivable balances, in connection with increased revenues, of $3.9 million.

The cash provided by operating activities during the six months ended June 30, 2006 was attributable to an increase in accounts payable and accrued liabilities of $2.2 million, which was related to the accrual of Ranzal’s second earnout payment contingency of $2.7 million, income from continuing operations of $0.9 million, and $0.4 million in prepaid and other assets related to the routine amortization of annual insurance premiums. Additional positive cash flow items in the 2006 year-to-date period related to the Company’s utilization of its deferred tax asset of $0.5 million, stock-based compensation expense under SFAS No. 123R of $0.7 million and depreciation and amortization expense of $0.8 million. These inflows of cash were primarily offset by the Company’s use of $2.2 million related to its increase in accounts receivable balances and a decrease in accrued payroll and related liabilities of $2.6 million.

Net cash used in discontinued operations was $0.5 million and $29 thousand for the three months ended June 30, 2007 and 2006, respectively. Similarly, net cash used in discontinued operations for the six months ended June 30, 2007 and 2006 was $1.6 million and $93 thousand, respectively. Net cash used in each of the presented three- and six-month periods related to payments on previously accrued tax matters, associated professional services and net payments on lease arrangements. Additionally, the significant increase in current year three- and six-month cash used in discontinued operations is related to the Company’s entrance into a Lease Termination Agreement during the second quarter of 2007, which is more fully described in Note 11.

Net cash used in investing activities was $1.2 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively. Cash used in investing activities in each of the reported quarterly periods was primarily attributable to net purchases of marketable securities and purchases of property and equipment. Net purchases of marketable securities totaled $0.4 million and $0.5 million in the three-month periods ended June 30, 2007 and 2006, respectively, while purchases of property and equipment totaled $0.9 million and $0.2 million in the 2007 and 2006 quarterly periods, respectively.

Net cash (used in) provided by investing activities was $(4.4) million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities for the six months ended June 30, 2007 was attributable to purchases of marketable securities of $1.8 million, $0.7 million in contingent earnout consideration paid to the former stockholders of NDS in connection with the completion of the first earnout period and $1.9 million in capital expenditures related to the fit out of the new space covered under the Third Amendment to Lease Agreement. Cash provided by investing activities for the six months ended June 30, 2006 was attributable to redemptions of marketable securities of $10.3 million, which were offset by a cash outflow of $6.6 million related to the NDS Acquisition and $2.7 million in earnout consideration, payable to the former stockholders of Ranzal, directly related to the successful completion of the second and final earnout period.

As of June 30, 2007, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and increased lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments.”

Net cash provided by financing activities was $0.5 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. Similarly, net cash provided by financing activities was $1.9 million and 1.4 million for the six months ended June 30, 2007 and 2006, respectively. The net cash provided by financing activities in each of the reported three-month periods is primarily attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program.

Our combined cash and cash equivalents increased (decreased) by $1.6 million and $(0.3) million in the three-month periods ended June 30, 2007 and 2006, respectively. During the six-month periods ended June 30, 2007 and 2006, our combined cash and cash equivalents (decreased) increased by $(1.5) million and $2.6 million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $33.6 million and $25.8 million as of June 30, 2007 and 2006, respectively.

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

In addition to the initial cash consideration, the former stockholders of NDS were eligible to receive additional earnout consideration based upon the attainment of certain performance measurements. On February 15, 2007, the NDS stockholders completed their first earnout period, during which the required minimum performance measurements were achieved. During the first quarter of 2007, the Company accrued $886 thousand payable to the former NDS stockholders directly related to the completion of the first earnout period. Of this amount, $709 thousand of the contingent earnout consideration was paid in cash and $177 thousand was settled through the issuance of 21,751 shares of Common Stock. The contingent earnout consideration paid to the former NDS stockholders was reported as an increase in goodwill in the Company’s balance sheet during the first quarter of 2007.

The former stockholders of NDS are also eligible for additional contingent earnout consideration in connection with their second and final earnout period, which will be completed on February 15, 2008. Currently, the company expects that any future earnout consideration could be similar to the first earnout payment.

Acquisition of Ranzal and Associates, Inc.: In connection with the Ranzal acquisition, the initial purchase price consideration was $5.7 million, including cash paid to the Ranzal stockholders of $5.2 million and direct acquisition costs incurred of $0.5 million. Additional earnout of $3.7 million was paid during 2005 and 2006 related to Ranzal’s performance during an eighteen month earnout period following the acquisition. There are no future contingent earnout amounts due to the former stockholders of Ranzal.

Acquisition of Alecian Corporation: In connection with the July 2, 2007 Alecian acquisition, the initial purchase price consideration was $0.5 million. Additional earnout of $1.0 million may be paid in 2008 related to Alecian’s performance during a twelve month earnout period following the acquisition. There are no future contingent earnout amounts due to the former stockholder of Alecian.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

On May 4, 2006, the Company executed and made effective the Third Amendment to Lease Agreement. The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 35,568 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, up to and until July 31, 2016. The Company occupied the New Space during the first quarter of 2007. Rent on the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”).

As of the New Lease Commencement Date, base rent for the entire premises under the Third Amendment to Lease Agreement, inclusive of the existing space, as outlined in the Company’s Second Amendment to Lease agreement, and the New Space, will be $1.2 million per year for the first three-year period ending July 31, 2009, $1.3 million per year for the subsequent four-year period ending July 31, 2013 and $1.4 million per year for the final three-year period ending July 31, 2016. The Third Amendment to Lease Agreement also provides for the payment of certain common operating expenses. Rent expense related solely to our Wakefield facility was $323 thousand and $127 thousand during the three months ended June 30, 2007 and 2006, respectively. Rent expense related solely to our Wakefield facility was $630 thousand and $256 thousand during the six months ended June 30, 2007 and 2006, respectively.

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of June 30, 2007, our outstanding obligations under our Capital Lease Arrangements totaled $928 thousand. Of this amount, $250 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During the three- and six-month periods ended June 30, 2007, the Company made payments of principle and interest totaling $15 thousand and $45 thousand, respectively under the Capital Lease Arrangements. No payments related to capital lease obligations were made during the three- and six-month periods ended June 30, 2006.

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. During the three and six months ended June 30, 2007, our five largest customers accounted for 49.7% and 50.7% of our service revenue, respectively. We perform varying amounts of work for specific customers from year-to-year. A major customer in one year may not use our services in another year. In addition, we may derive revenue from a major customer that constitutes a large portion of a particular quarter’s total revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

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

See “Item 1 – Business - Competition” in our 2006 Annual Report on Form 10-K, as filed with the SEC on March 14, 2007, for a representative list of competitors in the IT and management consulting services space.

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

We may be required to record additional goodwill impairment charges in future quarters. As of June 30, 2007, we had recorded goodwill and related intangible assets with a net book value of $29.4 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2006 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8 – Financial Statements and Supplementary Data—Notes 2 and 7” in our 2006 Annual Report on Form 10-K as filed with the SEC on March 14, 2007. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income this year or in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $17.5 million, net of an applicable valuation allowance, as of June 30, 2007. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

Material changes to our strategic relationship with Oracle USA, Inc.(“Oracle”) (formerly known as Hyperion Solutions Corporation). The Ranzal business, which we acquired in October of 2004, derives a substantial portion of its revenues from a channel relationship with Oracle. This relationship involves Oracle assisted lead generation support with respect to the business intelligence services provided by Ranzal. This relationship is governed by a Consulting Reseller Partner Agreement, which is subject to annual renewal and is scheduled to expire in October of 2007. A failure to renew this relationship, or a material modification or change in Oracle’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our reliance upon Synapse. Synapse is considered both a significant customer and a related party. Service revenue from Synapse amounted to $1.9 million and $3.8 million in the three- and six-month periods ended June 30, 2007, respectively. Service revenue from Synapse amounted to $2.2 million and $4.5 million in the three- and six-month periods ended June 30, 2006, respectively. The Company provides services to Synapse related to infrastructure support, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period or derive revenue from Synapse after 2007, or any future revenues from Synapse, will be comparable to 2007 revenue levels. Additionally, there is no guarantee that revenues related to Synapse services will be comparable to those generated in the past.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and six-month periods ended June 30, 2007 and 2006. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and six-month periods ended June 30, 2007 and 2006.

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

Changes in Controls and Procedures

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described, in April 2007, the Company issued 21,751 shares of its Common Stock to the former stockholders of NDS pursuant to the provisions of an earnout agreement. The issuance of the foregoing shares of Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In each case, there was no general solicitation or advertising, the number of recipients of such unregistered shares was limited and such recipients are accredited and/or sophisticated.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Stockholders’ Meeting on June 6, 2007 (the “Meeting”). Our stockholders voted on the election of eight (8) directors to serve until the 2008 Annual Meeting, or until their successors are duly elected and qualified (the “Director Election”). Of the 11,831,209 shares of outstanding common stock entitled to vote at the Meeting, 10,441,879 shares, or approximately 88.2% of the shares entitled to vote, were represented either in person or by proxy at the Meeting. The stockholders voted on the Director Election as described below, with the voting results therein noted at the Meeting:

Proposal (1): Director Election:

Name	For	Authority Withheld
Shirley Singleton	10,251,350	190,529
Clete T. Brewer	10,265,458	176,421
Paul E. Flynn	10,171,236	270,643
Paul Guzzi	10,269,922	171,957
Nancy L. Leaming	10,171,586	270,293
Michael R. Loeb	9,664,648	777,231
Barry B. White	10,170,086	271,793
Wayne Wilson	10,171,586	270,293

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

Proposal (2): Auditor Appointment:

For	Against	Abstain	Broker Non-Votes
10,426,141	8,688	7,050	0

In light of the voting results at the Meeting, as to the Director Election, the eight (8) director nominees were elected to serve until the 2008 Annual Stockholders’ Meeting or until their successors are duly elected and qualified. In addition, the Auditor Appointment was ratified and approved by the stockholders.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Lease Termination Agreement by and between the Company and Brewer Investment II, LLC dated June 28, 2007 and effective as of June 30, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

*	- Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 1, 2007	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: August 1, 2007	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial and accounting officer)