Form 10-Q
period 2007-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2007-11-14
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 29, 2007 was 12,390,067.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,749	$9,833
Marketable securities	24,086	23,308
Accounts receivable, net[1] of allowance of $350 and $318, respectively	14,854	10,883
Current portion of deferred income taxes	1,760	1,760
Prepaid expenses and other current assets	476	441

Total current assets	48,925	46,225

Property and equipment, net	4,861	3,391
Intangible assets, net	4,146	3,797
Goodwill	30,609	25,366
Deferred income taxes, net	15,346	16,789
Other assets	52	52

Total assets	$103,939	$95,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,041	$3,326
Accruals related to discontinued operations	30	588
Accrued payroll and related liabilities	4,397	4,242
Deferred revenue and other liabilities	959	252
Capital lease obligations, current	191	184

Total current liabilities	8,618	8,592
Capital lease obligations	691	778

Total liabilities	9,309	9,370

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2007 and December 31, 2006, 12,338 and 11,522 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	297	297
Paid-in capital	213,098	213,979
Treasury stock, at cost, 17,398 and 18,214 shares at September 30, 2007 and December 31, 2006, respectively	(130,642)	(136,923)
Retained earnings	11,877	8,897

Total stockholders’ equity	94,447	86,250

Total liabilities and stockholders’ equity	$103,939	$95,620

See notes to the unaudited condensed consolidated financial statements.

[1]	Includes related-party amounts of $1,593 and $31 as of September 30, 2007 and $1,407 and $4 as of December 31, 2006 due from The Synapse Group, Inc. and Loeb Enterprises, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Revenue:
Service revenue[2]	$15,652	$14,367	$47,244	$41,943
Software revenue	18	225	1,849	732
Reimbursable expenses	682	571	2,109	1,686

Total revenue	16,352	15,163	51,202	44,361

Cost of revenue:
Project and personnel costs **	8,724	7,872	26,264	24,377
Software costs	10	176	1,559	613
Reimbursable expenses	682	571	2,109	1,686

Total cost of revenue	9,416	8,619	29,932	26,676

Gross profit	6,936	6,544	21,270	17,685
Operating expenses:
Selling, general and administrative **	5,203	4,621	15,991	14,046
Depreciation and amortization	599	454	1,734	1,260

Total operating expenses	5,802	5,075	17,725	15,306

Operating income	1,134	1,469	3,545	2,379

Interest income, net	428	304	1,236	885

Income before income taxes	1,562	1,773	4,781	3,264
Provision for income taxes	465	709	1,801	1,305

Net income	$1,097	$1,064	$2,980	$1,959

Earnings per share:
Basic net income per share of common stock	$0.09	$0.10	$0.26	$0.18

Diluted net income per share of common stock	$0.08	$0.09	$0.23	$0.17

Shares used in computing basic net income per share of common stock	11,822	11,132	11,614	10,914

Shares used in computing diluted net income per share of common stock	13,134	11,659	13,172	11,868

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$95	$46	$297	$207
Selling, general and administrative	266	196	694	747

Total stock-based compensation	$361	$242	$991	$954

See notes to the unaudited condensed consolidated financial statements.

[2]

Includes related-party amounts of $1,593 and $42 for the three months ended September 30, 2007 and $2,071 and $0 for the three months ended September 30, 2006 from The Synapse Group, Inc. and Loeb Enterprises, respectively. Includes related-party amounts of $5,408 and $103 for the nine months ended September 30, 2007 and $6,544 and $47 for the nine months ended September 30, 2006 from The Synapse Group, Inc. and Loeb Enterprises, respectively.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,097	$1,064	$2,980	$1,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisition:
Depreciation and amortization	599	454	1,734	1,260
Provision for doubtful accounts	25	100	101	177
Deferred income taxes	348	603	1,443	1,110
Stock-based compensation	361	242	991	954
Amortization of marketable securities premiums, net	(16)	(147)	(146)	(275)
Changes in operating accounts:
Accounts receivable	425	2,137	(3,459)	(98)
Prepaid expenses and other current assets	79	257	(35)	626
Other assets	—	—	—	11
Accounts payable and accrued liabilities	(1,339)	(2,466)	(509)	(274)
Accrued payroll and related liabilities	562	155	(78)	(2,399)
Deferred revenue and other liabilities	(2)	(193)	707	(161)

Net cash provided by operating activities	2,139	2,206	3,729	2,890

Net cash used in discontinued operating activities	(6)	(22)	(558)	(115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	11,983	9,846	35,142	26,358
Purchases of marketable securities	(10,844)	(8,707)	(35,774)	(14,889)
Purchase of Alecian Corporation	(793)	—	(793)	—
Purchase of Lynx Business Intelligence Consulting, Inc.	(3,257)	—	(3,257)	—
Purchase of National Decision Systems, Inc., net of cash acquired, including payment under earnouts	—	(8)	(709)	(6,641)
Purchase of Ranzal and Associates, including payments under earnouts	—	43	—	(2,686)
Purchases of property and equipment	(300)	(232)	(2,236)	(552)

Net cash (used in) provided by investing activities	(3,211)	942	(7,627)	1,590

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(46)	—	(80)	—
Proceeds from employee stock plans and stock option exercises	501	329	2,452	1,699

Net cash provided by financing activities	455	329	2,372	1,699

Net (decrease) increase in cash and cash equivalents	(623)	3,455	(2,084)	6,064
CASH AND CASH EQUIVALENTS, beginning of period	8,372	8,834	9,833	6,225

CASH AND CASH EQUIVALENTS, end of period	$7,749	$12,289	$7,749	$12,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$273	$76	$614	$214

Cash receipts from related parties	$1,374	$2,180	$5,388	$6,556

Cash payments to related parties	$—	$62	$628	$185

NON-CASH FINANCING ACTIVITIES:
Issuance of restricted stock awards	$—	$—	$342	$862

Issuance of common stock for acquisitions and earnouts (Note 7)	$1,986	$—	$2,163	$1,680

Shares surrendered to cover option exercise	$—	$—	$1,070	$—

Shares surrendered to cover option exercise income taxes	$—	$—	$207	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of September 30, 2007, our Company employed approximately 274 consulting professionals throughout the United States.

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater, ” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. Our wholly-owned subsidiaries include:

•	Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”), a Delaware corporation that was incorporated in 1992 and acquired by our Company on May 17, 1999;

•

Edgewater Technology-Ranzal, Inc. (formerly known as Ranzal and Associates, Inc. and referred to in this Form 10-Q as “Ranzal”), a Delaware corporation that was formed in 2004 to acquire certain assets of Ranzal on October 4, 2004;

•

Edgewater New York Metro, Inc. (formerly known as National Decision Systems, Inc. and referred to in this Form 10-Q as “NDS”), a New Jersey corporation that was acquired by our Company on February 15, 2006 (the “NDS Acquisition”); and

•

Edgewater Technology-Lynx, Inc. (formerly known as Lynx Business Intelligence Consulting, Inc. and referred to in this Form 10-Q as “Lynx”), a Delaware corporation that was formed in September 2007 to acquire certain assets of Lynx on September 24, 2007 (the “Lynx Acquisition”).

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3.	REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Our Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as technical consulting (inclusive of design, application development, systems integration and infrastructure services such as assessment and remediation and IT due diligence), Corporate Performance Management consulting (analytics, Business Intelligence and data services such as data integration/ETL, data management and data warehousing) and business consulting engagements (business process improvement, high-level program management offerings, mergers and acquisitions consulting and strategy). Revenue from these services is recognized as the services are performed and amounts are earned. We consider amounts to be earned once

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (Continued):

evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Edgewater engages in business activities under one operating segment, premium IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions.

For the three- and nine-month periods ended September 30, 2007 and 2006, revenue generated, by service offerings, under our one operating segment were as follows:

	Technical Consulting Engagements	Corporate Performance Management Consulting Engagements	Business Consulting Engagements
Three months ended September 30:
2007	55.9%	30.2%	13.9%
2006	58.8%	27.4%	13.8%

Nine months ended September 30:
2007	59.2%	27.6%	13.2%
2006	62.1%	24.1%	13.8%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 93.9% and 94.9% of service revenue for the three- and nine-month periods ended September 30, 2007, respectively. Time and materials-based contracts represented 91.9% and 87.6% of service revenue for the three- and nine-month periods ended September 30, 2006, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.0% and 2.5% of service revenue for the three- and nine-month periods ended September 30, 2007, respectively. Fixed-price contracts represented 2.1% and 6.3% of service revenue for the three- and nine-month periods ended September 30, 2006, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of revenue and costs can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) SAB No. 104, “Revenue Recognition” (“SAB 104”), revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed and the revenue is earned. The warranty term is typically short term or for a 60 day period or less after the project is complete.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (Continued):

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. None of our fixed-price contracts were deemed to be loss contracts during the three- and nine-month periods ended September 30, 2007. We recognized insignificant losses on certain fixed-price contracts during the three- and nine-month periods ended September 30, 2006.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Our fixed-fee engagements are different from our fixed-price engagements in so far as services are retained on a monthly basis and there is typically a set minimum charge for work being performed. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis. Fixed-fee contracts represented 2.1% and 2.6% of service revenue for the three- and nine-month periods ended September 30, 2007, respectively. Fixed-fee contracts represented 6.0% and 6.1% of service revenue for the three- and nine-month periods ended September 30, 2006, respectively. Revenue under fixed-fee contracts are recognized as fixed monthly amounts, for a specified period of time, as outlined within the respective contract.

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

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of September 30, 2007 and December 31, 2006, the Company has recorded a deferred liability of approximately $144 thousand and $84 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 0.1% and 3.6% of total revenue for the three- and nine-month periods ended September 30, 2007, respectively. Revenue from software resale arrangements represented 1.5% and 1.7% of total revenue for the three- and nine-month periods ended September 30, 2006, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

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

Our revenue and earnings may fluctuate from quarter-to-quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, and allocations of fair value of elements under multiple element arrangements, and the valuation of our allowance for doubtful accounts.

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

As of September 30, 2007, there were 76,901 and 14,850 shares available for future grant under the 2000 Plan and 2003 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

Option Plans (Excluding Restricted Share Awards)

During the three- and nine-month periods ended September 30, 2007, the Company granted 28,000 and 500,350 stock options, respectively (excluding issuances of restricted share awards issued under the 2003 Plan), principally as part of the annual performance review process. No stock options were granted by the Company during the three-month period ended September 30, 2006. The Company granted 415,083 stock options (excluding issuances of restricted share awards issued under the 2003 Plan) during the nine-month period ended September 30, 2006, principally as part of the annual performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
Expected volatility	43.6% –43.	9%	—%	43.6% –44.	6%	45.8% –46.	3%
Expected dividend yield		0%	—%		0%		0%
Expected life (in years)	3.89 – 3.93		—	3.76 – 3.95		3.99 – 4.12
Risk-free interest rate	4.2% –5.	1%	—%	4.2% –5.	1%	4.6% –5.	0%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three-and nine-month periods ended September 30, 2007, as valued under SFAS No. 123R, was $3.32 and $3.57, respectively. The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the nine-month period ended September 30, 2006, as valued under SFAS No. 123R, was $2.73.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION (Continued):

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of September 30, 2007, and changes during the quarter then ended is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(000’s)
Outstanding at January 1, 2007	4,093,314	$5.70	4.80	$2,624
Granted	3,000	7.75
Exercised	(261,149)	5.10
Forfeited or expired	(27,098)	9.09

Outstanding at March 31, 2007	3,808,067	$5.72	4.60	$10,616
Granted	469,350	8.96
Exercised	(252,964)	5.80
Forfeited or expired	(71,668)	8.43

Outstanding at June 30, 2007	3,952,785	$6.05	4.90	$8,005
Granted	28,000	8.38
Exercised	(76,188)	5.08
Forfeited or expired	(9,194)	8.51

Outstanding at September 30, 2007	3,895,403	$6.08	4.60	$10,606

Vested and expected to vest at September 30, 2007	3,666,257	$5.98	4.31	$10,322

Exercisable at September 30, 2007	3,032,006	$5.64	3.71	$9,531

The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2007 was approximately $252 thousand and $1.8 million, respectively. The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2006 was approximately $53 thousand and $665 thousand, respectively.

2003 Equity Incentive Plan – Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. 261,420 restricted share awards were subject to repurchase by the Company under the restricted stock agreements as of September 30, 2007. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued by the Company during the three-month periods ended September 30, 2007 and 2006. The Company issued 37,800 and 136,400 restricted share awards to employees during the nine-month periods ended September 30, 2007 and 2006, respectively, at a purchase price of $0.01 per share.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION (Continued):

A summary of non-vested restricted share activity under the 2003 Plan as of September 30, 2007, and changes during the quarter then ended is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	297,400	$5.51
Granted	—	—
Vested	(25,280)	6.23
Forfeited or expired	—	—

Outstanding at March 31, 2007	272,120	$5.44
Granted	37,800	9.06
Vested	(42,250)	4.68
Forfeited or expired	—

Outstanding at June 30, 2007	267,670	$6.07
Granted	—	—
Vested	(6,250)	5.32
Forfeited or expired	—	—

Outstanding at September 30, 2007	261,420	$6.09

Vested and expected to vest at September 30, 2007	261,420

The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2007 was $33 thousand and $389 thousand, respectively. The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2006 was $33 thousand and $216 thousand, respectively.

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employees annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of September 30, 2007, approximately 134,389 shares were available for future issuance.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

	July 2007 ESPP Offering	April 2007 ESPP Offering	January 2007 ESPP Offering
Expected volatility	43.8%	44.3%	44.8%
Expected dividend yield	—%	—%	—%
Expected life (in years)	1.67	1.67	1.67
Risk-free interest rate	4.0%	4.5%	4.7%

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION (Continued):

The issue price of the shares of the Company’s common stock issued under the July 2007, April 2007 and January 2007 ESPP offering was $6.70, $5.17 and $4.85 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the preceding table, was $2.56, $3.95 and $2.18 per share, respectively.

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $361 thousand and $991 thousand in the three- and nine-month periods ended September 30, 2007, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $242 thousand and $954 thousand in the three- and nine-month periods ended September 30, 2006, respectively.

As of September 30, 2007, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $3.0 million and is expected to be recognized over a period of 5.5 years.

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

We have recorded a $6.5 million valuation allowance against our $23.6 million gross deferred tax assets as of September 30, 2007. During the third quarter of 2007, the Company reduced its valuation allowance by $106 thousand in connection with the recognition of certain deferred tax assets in accordance with the provisions of SFAS No. 123R. During the six-month period ended June 30, 2007, prior to this evaluation, the Company recorded a valuation allowance against the full value of these deferred tax assets. As a result of its review, the Company determined that it was more than likely that it would be able to derive future benefit from the deferred tax assets and accordingly reduced the valuation allowance previously recorded against these tax assets.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES (Continued):

The Company recorded a tax provision of $0.5 million and $1.8 million for the three- and nine-month periods ended September 30, 2007, respectively. The Company recorded a tax provision of $0.7 million and $1.3 million for the three- and nine-month periods ended September 30, 2006, respectively. The income tax provision for the three and nine months ended September 30, 2007 represents tax expense based on an effective income tax rate of 29.8% and 37.7%, respectively. Income tax expense in both periods represented tax expense calculated at our projected effective income tax rate of 41.5%, offset by a tax benefit of $0.2 million in connection with the Company’s recognition certain tax benefits under SFAS No. 123R. The effective tax rate applied to income before taxes in the three- and nine-month periods of 2006 was 40.0%. The Company does not anticipate having to expend cash for any federal income taxes, exclusive of alternative minimum tax, in 2007 because of the availability of our net operating loss carryforwards.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. We recognized no material adjustments in the liability for unrecognized income tax benefits as a result of our adoption. We did not have any unrecognized tax benefits and did not have any interest or penalties accrued at the time of adoption. Additionally, the Company, based upon a review of our federal and state tax positions, did not record any income tax expense adjustments due to changes in uncertain tax positions during the three- and nine-month periods ended September 30, 2007.

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

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to corporate bonds and commercial paper.

As of September 30, 2007 and December 31, 2006, the amortized cost and fair value of our marketable securities consisted of the following:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$16,103	$37	$—	$16,140
Corporate bonds	7,983	—	—	7,983

Total marketable securities	$24,086	$37	$—	$24,123

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$17,504	$9	$—	$17,513
Corporate bonds	5,804	—	—	5,804

Total marketable securities	$23,308	$9	$—	$23,317

Amortization expense related to the net discounts and premiums on our held-to-maturity securities was $0.02 million and $0.1 million for the three- and nine-month periods ended September 30, 2007, respectively.

7.	BUSINESS COMBINATIONS:

Acquisition of Alecian Corporation: On July 2, 2007, the Company acquired certain assets and liabilities of Alecian Corporation (“Alecian”), pursuant to the terms of a definitive Asset Purchase Agreement (the “Alecian Acquisition”). Alecian, which is located in Westport, Connecticut, provides its customers with technology solutions that assist with strategic and operational management decisions within today’s stringent reporting and regulatory environment. The acquisition enhanced Edgewater’s Corporate Performance Management (“CPM”) practice. The Company paid to the shareholders of Alecian total cash consideration of $500 thousand at closing. The Company incurred $293 thousand of direct acquisition costs.

The Company has engaged an independent third-party valuation firm to assist with the allocation of the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$24
Acquired intangible assets	270	4 to 5 Years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	499

Total purchase price	$793

In addition, an earnout agreement was entered into in connection with the Alecian Acquisition, and it specifies additional earnout consideration that could be payable to the former Alecian stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the Alecian business over a 12-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $1.0 million would be payable to the shareholders of Alecian.

The Alecian Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of July 2, 2007, are included in the Company’s accompanying consolidated statements of operations. Pro forma financial information related to the Alecian Acquisition was not presented as the effect of this acquisition was not material to the Company.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS (Continued):

Acquisition of Lynx Business Intelligence Consulting, Inc.: On September 24, 2007, the Company acquired certain assets and liabilities of Lynx Business Intelligence Consulting, Inc. (“Lynx”), pursuant to the terms of an Asset Purchase Agreement (the “Lynx Acquisition”). Lynx is a leading provider of professional consulting services in the CPM / Business Intelligence (“BI”) industry and is located in Buena Park, California. The acquisition expanded Edgewater’s CPM/BI service offerings and will expand the Company’s geographical footprint to the West Coast. The Company paid to the shareholder of Lynx total consideration of approximately $5.0 million, consisting of an initial upfront payment at closing of approximately $3.0 million in cash and 233,599 shares, valued at approximately $2.0 million, of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $303 thousand of direct acquisition costs.

The Company has engaged an independent third-party valuation firm to assist with the allocation of the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$355
Acquired intangible asset	1,030	4 -5 Years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	3,858

Total purchase price	$5,243

In addition, an agreement was entered into in connection with the Lynx Acquisition, and it specifies additional earnout consideration that could be payable to the former Lynx stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the Lynx business over a 12 to 24 month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $0.5 million would be payable, in cash, to the former shareholder of Lynx.

The Lynx Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of September 24, 2007, are included in the Company’s accompanying consolidated statements of operations. Pro forma financial information related to the Lynx Acquisition was not presented as the effect of this acquisition was not material to the Company.

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

Our net goodwill as of September 30, 2007 and December 31, 2006 was $30.6 million and $25.4 million, respectively. The increase in goodwill from December 31, 2006 was directly related to the combined effect of the contingent earnout consideration payable to the former stockholders of NDS in connection with the completion of NDS’ first earnout period, which ended on February 15, 2007, and the goodwill recognized in connection with the Alecian Acquisition and Lynx Acquisition, which are more fully described in Note 7.

Other net intangibles amounted to $4.1 million and $3.8 million as of September 30, 2007 and December 31, 2006, respectively. The current year increase in the net intangible value is a result of the addition of estimated identified intangible assets of $270 thousand and $1.0 million in connection with the Alecian and Lynx acquisitions, respectively, which are described in Note 7. The current year additions were offset by amortization of $1.0 million during the nine-month period ended September 30, 2007.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Goodwill and intangible assets consisted of the following as of:

	September 30, 2007			December 31, 2006
	Goodwill	Other Intangibles	Total	Goodwill	Other Intangibles	Total
	(In Thousands)
Cost basis	$39,729	$8,560	$48,289	$34,486	$7,260	$41,746
Less: Accumulated amortization	9,120	4,414	13,534	9,120	3,463	12,583

Net reported value	$30,609	$4,146	$34,755	$25,366	$3,797	$29,163

Total amortization expense was $324 thousand and $951 thousand during the three- and nine-month periods ended September 30, 2007, respectively. Total amortization expense was $327 thousand and $871 thousand during the three- and nine-month periods ended September 30, 2006, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which will expire from 2007 through 2012.

9.	CAPITAL LEASE OBLIGATIONS:

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of September 30, 2007, our outstanding obligations under our Capital Lease Arrangements totaled $882 thousand. Of this amount, $191 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet.

During the three- and nine-month periods ended September 30, 2007, the Company made payments of principal and interest totaling $46 thousand and $80 thousand, respectively under the Capital Lease Arrangements. No payments related to capital lease obligations were made during the three- and nine-month periods ended September 30, 2006.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	EARNINGS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In Thousands, Except Per Share Data)
	2007	2006	2007	2006
Basic earnings per share:
Net income applicable to common shares	$1,097	$1,064	$2,980	$1,959

Weighted average common shares outstanding	11,822	11,132	11,614	10,914

Basic income per share of common stock	$0.09	$0.10	$0.26	$0.18

Diluted earnings per share:
Net income applicable to common shares	$1,097	$1,064	$2,980	$1,959

Weighted average common shares outstanding	11,822	11,132	11,614	10,914
Dilutive effect of stock options	1,312	527	1,558	954

Weighted average common shares, assuming dilutive effect of stock options	13,134	11,659	13,172	11,868

Diluted earnings per share of common stock	$0.08	$0.09	$0.23	$0.17

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 0.4 million and 0.3 million in the three- and nine-month periods ended September 30, 2007. The diluted computation would have increased by approximately 1.8 million and 0.3 million for the three- and nine-month period ended September 30, 2006, respectively. As of September 30, 2007 and 2006, there were approximately 4.2 million and 4.5 million share-based awards outstanding under the Company’s Equity Plans, respectively.

11.	RELATED PARTIES:

Synapse. The Synapse Group, Inc., a wholly-owned subsidiary of Time Warner, (“Synapse”) is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, (1) controlled Synapse prior to its sale to Time Warner in 2001, and (2) resigned as the President and Chief Executive Officer of Synapse during 2005 and (3) remains a member of Synapse’s board of directors. Mr. Loeb joined Edgewater’s Board of Directors in April 2000. Synapse has been an Edgewater Technology customer since 1996. Service revenue from Synapse amounted to $1.6 million and $5.4 million in the three- and nine-month periods ended September 30, 2007, respectively. Service revenue from Synapse amounted to $2.1 million and $6.5 million in the three- and nine-month periods ended September 30, 2006, respectively. Accounts receivable balances from Synapse were $1.6 million and $1.4 million as of September 30, 2007 and December 31, 2006, respectively, which amounts were on customary business terms. The Company provides services to Synapse related to infrastructure services, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTIES (Continued):

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb. Mr. Loeb is a member of our Board of Directors. Loeb Enterprises has been an Edgewater Technology customer since 2006. Service revenue from Loeb Enterprises amounted to $42 thousand and $103 thousand in the three- and nine-month periods ended September 30, 2007, respectively. The Company did not report any service revenue from Loeb Enterprises during the three-month period ended September 30, 2006. Service revenue from Loeb Enterprises amounted to $47 thousand for the nine-month period ended September 30, 2006. Accounts receivable balances from Loeb Enterprises were $31 thousand and $4 thousand as of September 30, 2007 and December 31, 2006, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

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

Rent payments related to these facilities, including the Termination Payment, totaled approximately $628 thousand for the nine-month period ended September 30, 2007. No rent payments were made by the Company during the three-month period ended September 30, 2007 as a result of the Termination Agreement. Rent payments related to these facilities totaled approximately $62 thousand and $185 thousand for the three- and nine-month periods ended September 30, 2006, respectively. Following our Company’s corporate headquarters move to Wakefield, Massachusetts during 2001, the Company entered into a sublease agreement on July 1, 2002 with a third party to occupy our Fayetteville office facility. The sublease commenced on July 15, 2002 and ended on June 30, 2007. Sublease payments received by the Company totaled approximately $90 thousand for the nine-month period ended September 30, 2007. No sublease payments were received by the Company during the three-month period ended September 30, 2007. Sublease payments received by the Company totaled approximately $45 thousand and $135 thousand for the three- and nine-month periods ended September 30, 2006, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Commitments. On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (“Harvard Mills”) (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 33,607 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, until September 30, 2016. The Company occupied the New Space during the first quarter of 2007. Rental payment and rent expense related to the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”). The term of Third Amendment to Lease Agreement and the actual square footage covered under the lease have been modified during the three-month period ended September 30, 2007 to reflect the actual New Lease Commencement Date and the final determination of actual square footage upon the completion of the build-out of the New Space.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES (Continued):

As of the New Lease Commencement Date, base rent for the entire premises under the Third Amendment to Lease Agreement, inclusive of the existing space, as outlined in the Company’s Second Amendment to Lease agreement, and the New Space, will be $1.1 million per year for the first three-year period ending September 30, 2009, $1.2 million per year for the subsequent four-year period ending September 30, 2013 and $1.3 million per year for the final three-year period ending September 30, 2016. The Third Amendment to Lease Agreement also provides for the payment of certain common operating expenses.

In June 2007, the Company, as provided for in the Third Amendment to Lease Agreement, received a tenant improvement allowance of $533 thousand from Harvard Mills. The tenant improvement allowance was subsequently decreased by $36 thousand during the three-month period ended September 30, 2007 in connection with the completion of the build-out and the final determination of actual square footage covered under the Third Amendment to Lease Agreement. The tenant allowance has been recorded as a deferred liability under the caption “deferred revenue and other liabilities” in the accompanying balance sheet as of September 30, 2007. The tenant improvement allowance will be amortized as an offset to rent expense over the remaining life of the Third Amendment to Lease Agreement.

Rent payments under operating leases, including amounts paid to related parties for discontinued operations, was approximately $0.4 million and $1.8 million for the three- and nine-month periods ended September 30, 2007, respectively. Rent payments under operating leases, including amounts paid to related parties for discontinued operations, was approximately $0.3 million and $0.9 million for the three- and nine-month periods ended September 30, 2006, respectively. The increase in current year three- and nine-month rent expense is related to the Company’s entrance into a Lease Termination Agreement during the second quarter of 2007, which is more dully described in Note 11, and the additional rent expense attributable to the Third Amendment to Lease Agreement.

As more fully described in Note 7, in addition to the initial purchase price consideration paid to the former stockholders of NDS, Alecian and Lynx, the stockholders are also eligible to receive additional earnout consideration. Any future earnout payments are conditioned upon the attainment of certain performance measurement over respective 12- to 24-month periods following the respective acquisition dates. The former stockholders of NDS were paid contingent earnout consideration of $886 thousand related to the completion of the first NDS earnout period, which ended on February 15, 2007. The former stockholders of NDS are eligible for additional contingent earnout consideration in connection with their second and final earnout period, which will be completed on February 15, 2008. Currently, the Company expects that the future earnout consideration payable to the former NDS stockholders will be similar to the first earnout consideration.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 14, 2007. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere herein. We use the terms “we,” “our,” “us,” “Edgewater,” “Edgewater Technology” and “the Company” in this report to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries.

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

During the three- and nine-month periods ended September 30, 2007, we generated total revenue of approximately $16.4 million and $51.2 million from a total of 132 and 197 clients, respectively. Headquartered in Wakefield, Massachusetts, our Company employed approximately 274 consulting professionals as of September 30, 2007.

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

Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2007, Compared to Results for the Three and Nine Months Ended September 30, 2006,” included elsewhere in this Form 10-Q.

Results for the Three and Nine Months Ended September 30, 2007, Compared to Results for the Three and Nine Months Ended September 30, 2006

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Service revenue	95.7%	94.7%	92.3%	94.5%
Software revenue	0.1%	1.5%	3.6%	1.7%
Reimbursable expenses	4.2%	3.8%	4.1%	3.8%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	53.3%	51.8%	51.4%	54.9%
Software costs	0.1%	1.2%	3.0%	1.4%
Reimbursable expenses	4.2%	3.8%	4.1%	3.8%

Total cost of revenue	57.6%	56.8%	58.5%	60.1%

Gross Profit	42.4%	43.2%	41.5%	39.9%

Operating expenses:
Selling, general and administrative	31.8%	30.5%	31.2%	31.7%
Depreciation and amortization	3.7%	3.0%	3.4%	2.8%

Total operating expenses	35.5%	33.5%	34.6%	34.5%

Operating income	6.9%	9.7%	6.9%	5.4%

Interest income, net	2.7%	2.0%	2.4%	1.9%

Income before income taxes	9.6%	11.7%	9.3%	7.3%
Provision for income taxes	2.9%	4.7%	3.5%	2.9%

Net income	6.7%	7.0%	5.8%	4.4%

Revenue. Total revenue increased by $1.2 million, or 7.8%, to $16.4 million for the three-month period ended September 30, 2007, compared to total revenue of $15.2 million in the three-month period ended September 30, 2006. Total revenue increased by $6.8 million, or 15.4%, to $51.2 million for the nine-month period ended September 30, 2007, as compared to total revenue of $44.4 million in the nine-month period ended September 30, 2006.

In the three- and nine- month periods ended September 30, 2007, service revenue, excluding software and reimbursable expense revenue, increased by $1.3 million, or 8.9%, and $5.3 million, or 12.6%, respectively, as compared to service revenue in the same three- and nine-month periods in 2006. The $1.3 million and $5.3 million increase in service revenue during the three- and nine-month periods of 2007 was primarily driven by year-over-year growth within our CPM service offering. All of our offerings experienced year-over-year growth, however, our technical consulting offering, experienced year-over-year growth at a slower rate than in recent quarters. We believe this to be a function of customer delays in spending during the third quarter of 2007. Utilization, which is the rate at which we are able to generate revenue from our consultants, improved to 80.8% during the third quarter of 2007, as compared to 79.9% during the third quarter of 2006. Our billable consultant headcount, excluding the 13 billable consultants added in connection with the Lynx Acquisition, remained relatively consistent during the comparable year-over-year quarterly periods. Both of these metrics are key elements associated with growth in our service revenue.

During the third quarter of 2007, the Company completed two acquisitions: Alecian Corporation, on July 2, 2007, and Lynx Business Intelligence Consulting, Inc., on September 24, 2007. Due to the nominal size of the Alecian Acquisition and the timing of the Lynx Acquisition, neither acquisition had a material impact upon our revenue and results of operations during the three- and nine-month periods ended September 30, 2007.

During the three and nine months ended September 30, 2007, we added a total of 16 and 50 new customers, respectively. Not included in the new customer amounts above are 13 customers added in connection with the Lynx Acquisition. We added a total of 19 and 46 new customers during the three- and nine-month periods ended September 30, 2006, respectively.

Service revenue from Synapse, one of our largest customers, amounted to $1.6 million and $5.4 million during the three- and nine-month periods ended September 30, 2007, respectively. Revenues from Synapse in the same three- and nine-month periods ended September 30, 2006 totaled $2.1 million and $6.5 million, respectively. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during 2007. There are no commitments beyond the twelve-month term of the agreement.

Software revenue, which is directly attributable to our CPM offerings, was $0.02 million and $1.8 million for the three- and nine-month periods ended September 30, 2007, respectively. Software revenue for the three- and nine-month periods ended September 30, 2006 totaled $225 thousand and $732 thousand, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Software sales were influenced in both 2007 and 2006 by strong customer demand for such software in relation to BI-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $0.7 million and $2.1 million during the three- and nine-month periods ended September 30, 2007, respectively. Reimbursed expense revenue totaled $0.6 million and $1.7 million in the three- and nine-month periods ended September 30, 2006, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized service revenue per billable consultant increased to $294 thousand, during the quarterly period ended September 30, 2007, as compared to $281 thousand during the same quarterly period in 2006. Similarly, our annualized revenue per billable consultant increased to $296 thousand, during the nine-month period ended September 30, 2007, as compared to $274 thousand during the same year-to-date period in 2006. The improvement in this metric is primarily due to a greater mix of high-end CPM consulting services, which services have higher consultant billing rates than our other offerings. During the nine-month period ended September 30, 2007, the Company increased the number of customers it served to 197, as compared to 175 customers during the comparative nine-month period ended September 30, 2006. Service revenue from our five largest customers during the three- and nine-month periods ended September 30, 2007 was approximately 45.0% and 48.4% of total service revenue, respectively, as compared to 46.0% and 47.3% in the comparative 2006 quarterly and year-to-date periods, respectively.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $0.8 million, or 9.2%, to $9.4 million for the three-month period ended September 30, 2007, as compared to $8.6 million in the same quarterly period of 2006. Similarly, total cost of revenue increased by $3.3 million, or 12.2%, to $29.9 million for the nine-month period ended September 30, 2007, as compared to cost of revenue of $26.7 million in the nine-month period ended September 30, 2006.

The increase in reported cost of revenue in the three- and nine-month periods ended September 30, 2007 relates to a combination of increased project and personnel costs and software costs. During the three and nine months ended September 30, 2007, project personnel costs increased by $0.9 million, or 10.8%, and $1.9 million, or 7.7%, respectively. The increase in project and personnel costs is a result of increased consultant salaries in connection with annual merit increases and a strategic shift to a higher-end consultant base. During the three- and nine-month periods of 2007, the Company adjusted the skill-set mix of its consultant base in order to accommodate the growth in our respective CPM and strategy service offerings. The net affect of this change served to increase the average salaries of our consultants, which caused the reported year-over-year increase in project personnel costs during the three- and nine-month periods of 2007. As of September 30, 2007, the Company employed 274 billable consultants, which includes the 13 billable resources added in connection with the Lynx Acquisition, as compared to 261 billable consultants as of September 30, 2006.

Software costs were $10 thousand and $1.6 million during the three- and nine-month periods ended September 30, 2007, respectively, as compared to software costs of $0.2 million and $0.6 million during the three- and nine-month periods ended September 30, 2006. The increase in software costs during the 2007 year-to-date reporting period is a result of a large software order received during the second quarter. Software costs are expected to fluctuate between quarters depending on our customer’s demand for CPM-related software. Reimbursable expenses increased by $0.1 million, or 19.4%, to $0.7 million during the three months ended September 30, 2007, as compared to reimbursable expenses of $0.6 million during the comparative 2006 quarterly period. Similarly, reimbursable expenses increased by $0.4 million, or 25.1%, to $2.1 million during the nine months ended September 30, 2007, as compared to reimbursable expenses of $1.7 million during the comparative 2006 quarterly period. The quarterly and year-to-date increases in reimbursable expenses are a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported periods.

Gross Profit. Gross profit increased by $0.4 million, or 6.0%, to $6.9 million in the three-month period ended September 30, 2007, as compared to gross profit of $6.5 million in the three-month period ended September 30, 2006. Gross profit, as a percentage of total revenue, decreased to 42.4% in third quarter of 2007, as compared to 43.2% in the comparative 2006 quarterly period. Gross margin related to service revenue decreased to 44.3% during the three-month period ended September 30, 2007, as compared to 45.2% for the three-month period ended September 30, 2006. The Company’s management targets gross margin related to service revenue to be between 42% and 45%.

During the nine-month period ended September 30, 2007, gross profit increased by $3.6 million, or 20.3%, to $21.3 million compared to gross profit of $17.7 million in the nine-month period ended September 30, 2006. Gross profit, as a percentage of total revenue, increased to 41.5% in the 2007 year-to-date period, as compared to 39.9% in the comparative 2006 year-to-date period. Gross margin related to service revenue increased to 44.4% during the nine-month period ended September 30, 2007, as compared to 41.9% for the nine-month period ended September 30, 2006.

The increase in gross profit, on an absolute dollar basis, during the current quarterly and year-to-date periods is primarily being driven by stronger utilization rates for our consultants. Fluctuations in gross profit, as a percentage of total revenue and service revenue, were influenced by the Company’s billable consultant utilization rates during the respective three- and nine-month periods ended September 30, 2007. Billable consultant utilization improved to 80.8% during the third quarter of 2007 compared to 79.9% during the third quarter of 2006. Similarly, billable consultant utilization improved to 82.2% during the first nine months of 2007 compared to 78.5% during the first nine months of 2006. The Company’s management operates the business with a targeted utilization rate of 78.0% to 82.0%.

Selling, General and Administrative Expenses (“SG&A”). SG&A expense, as a percentage of total revenue, increased to 31.8% for the three-month period ended September 30, 2007, as compared to 30.5% for the three-month period ended September 30, 2006. SG&A expenses, as a percentage of revenue, decreased to 31.2% for the first nine months of 2007, as compared to 31.7% for the corresponding 2006 year-to-date period. The increase in SG&A expenses during the three-months ended September 30, 2007 is attributable to expected increases related to our facilities expansion and current year Sarbanes-Oxley readiness programs. On a year-to-date basis, the improvement in SG&A expenses, as a percentage of service revenue in the 2007 is a result of economies of scale, as our Company’s year-to-date revenue growth has outpaced the increased SG&A expense to support such revenue growth.

On an absolute dollar basis, SG&A expenses increased by $0.6 million to $5.2 million in the three-month period ended September 30, 2007, as compared to SG&A expenses of $4.6 million in the three-month period ended September 30, 2006. SG&A expenses increased by $1.9 million to $16.0 million in the nine-month period ended September 30, 2007, as compared to SG&A expenses of $14.0 million in the nine-month period ended September 30, 2006. The increase in SG&A expenses during three- and nine-month periods ended September 30, 2007 was primarily due to increases in the current quarter bonus expense in connection with the Company’s 2007 performance-based bonus plan, additional rent related to our facilities expansion and increased professional services expenses in connection with the preparation of our Sarbanes-Oxley readiness programs.

As more fully described in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein, on May 4, 2006, the Company executed and made effective the Third Amendment to Lease Agreement for our corporate headquarters location. Additional future annual rent expense to be recognized by the Company under the Third Amendment to Lease Agreement will be approximately $0.7 million per year. The Company began paying rent on the new office space covered under the Third Amendment to Lease Agreement during the fourth quarter of 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $0.6 million in the quarter ended September 30, 2007, as compared to $0.5 million in the quarter ended September 30, 2006. Depreciation and amortization expense increased to $1.7 million in the nine-month period ended September 30, 2007, as compared to $1.3 million in the nine-month period ended September 30, 2006. Amortization expense was $0.3 million and $1.0 million for the three- and nine-month periods ended September 30, 2007.

The current quarter and year-to-date amortization expense has not increased significantly from the comparative 2006 period, however depreciation expense increased to $275 thousand in the third quarter of 2007, as compared to $127 thousand in the third quarter of 2006. The increase in depreciation expense is primarily related to the build-out and expansion of our corporate headquarters location, as described above. Additionally, we expect future amortization expense to increase by $61 thousand on a quarterly basis in connection with the amortization of intangible assets associated with the Lynx Acquisition.

Operating Income. Operating income decreased by $0.4 million, or 22.8%, to $1.1 million in the three-month period ended September 30, 2007, as compared to operating income of $1.5 million in the three-month period ended September 30, 2006. Operating income increased by $1.1 million, or 49.0%, to $3.5 million in the nine-month period ended September 30, 2007, as compared to operating income of $2.4 million in the nine-month period ended September 30, 2006. The fluctuations in current quarter and year-to-date operating income are attributable to the increases in comparative service revenue and SG&A expenses. The decrease in operating income during the three-month period ended September 30, 2007 is a direct result of slower growth in service revenue and the increase in certain S,G&A expenses described above. The year-to-date increase in operating income for the nine-month period ended September 30, 2007 is due to the overall increase in service revenue, which has outpaced the expected increases in SG&A expense. Each of these items is explained in further detail above.

Interest Income, Net. We earned net interest income of $0.4 million in the third quarter of 2007, as compared to net interest income of $0.3 million in the third quarter of 2006. Interest income totaled $1.2 million and $0.9 million in the nine-month periods ended September 30, 2007 and 2006, respectively. Interest income has increased in the comparative three- and nine-month periods as a result of improved yields on our investments during 2007, as compared to those achieved in during the respective 2006 periods. Average maturity and yield rates as of September 30, 2007 were approximately 87 days and 5.4%, respectively, as compared to 73 days and 5.0%, respectively, as of September 30, 2006.

Provision for Income Taxes. The Company accrues a provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax provision of $0.5 million and $1.8 million for the three- and nine-month periods ended September 30, 2007, as compared to a provision of $0.7 million and $1.3 million for the three- and nine-month periods ended September 30, 2006. The income tax provision for the three and nine months ended September 30, 2007 represents tax expense based on an effective income tax rate of 29.8% and 37.7%, respectively. Income tax expense in both periods represented tax expense calculated at our projected effective income tax rate of 41.5%, offset by a tax benefit of $0.2 million in connection with the Company’s recognition of certain tax benefits under SFAS No. 123R.

During the fourth quarter, in connection with our ongoing review of the likelihood of the expected future tax benefits to be generated from our deferred tax assets, we believe that we may recognize additional favorable adjustments to our income tax provision that may have a significant impact upon our fourth quarter and full-year net income and earnings per share.

The Company’s provision for income taxes for the three- and nine-month periods of 2006 is reflective of and an estimated effective income tax rate of 40.0%. The current quarter and year-to-date increase in our effective income tax rate is reflective of our full utilization of certain state net operating loss carryforwards during 2006.

We have deferred tax assets resulting primarily from federal net operating losses and capital loss carryforwards amounting to $23.6 million for which we have a valuation allowance of $6.5 million. Our federal income tax amounts are charged directly against our deferred tax asset and currently do not result in cash outlays by the Company, except with regard to alternative minimum tax (“AMT”). As a result of our federal net operating loss carryforwards, we anticipate that we will only make a cash outlay of approximately $359 thousand, representing the state income tax and AMT portion of our $2.0 million provision for income taxes recorded during the nine-month period ended September 30, 2007. This is due to the fact that the Company utilized $1.6 million in federal net operating loss carryforwards to offset federal tax liabilities that otherwise would be payable without such carryforwards. The Company’s significant operating loss carryforwards are scheduled to expire on or before 2020.

Net Income. We reported net income of $1.1 million and $3.0 million during the three- and nine-month periods ended September 30, 2007, as compared to $1.1 million and $2.0 million during the comparative 2006 quarterly and year-to-date periods. The current year-to-date increase in income is a cumulative result of our growth in revenue, gross profit and the current quarter recognition of certain previously reserved deferred tax benefits, which are discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$2,139	$2,206	$3,729	$2,890
Discontinued operating activities	(6)	(22)	(558)	(115)
Investing activities	(3,211)	942	(7,627)	1,590
Financing activities	455	329	2,372	1,699

Total (used) provided during the period	$(623)	$3,455	$(2,084)	$6,064

As of September 30, 2007, we had cash, cash equivalents and marketable securities of $31.8 million, a $1.4 million, or 4.2%, decrease from the December 31, 2006 balance of $33.2 million. Working capital, which is defined as current assets less current liabilities, increased $2.7 million, to $40.3 million, as of September 30, 2007, as compared to $37.6 million as of December 31, 2006. The decrease in the Company’s cash, cash equivalents and marketable securities is primarily related to the net cash inflow of $3.0 million in income from operations, $2.5 million in proceeds from the employee stock purchase plan and stock option exercises and the receipt of $0.5 million in a tenant improvement allowance related to the Third Amendment to Lease Agreement. These inflows were offset by outflows related to the first quarter payment of the Company’s 2006 performance-based bonus plan, outflows of $2.2 million to current year capital expenditures related to the facilities expansion, $0.7 million in contingent earnout consideration paid to the former NDS stockholders, payment of $0.5 million in connection with the Lease Termination Agreement and $4.0 million in connection with the acquisitions of Alecian and Lynx, which are more fully described in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from one of our largest customers, Synapse, which is considered a related party. Payments received by the Company for services rendered to Synapse totaled approximately $1.3 million and $5.2 million in the three- and nine-month periods ended September 30, 2007, respectively. Payments received from Synapse totaled approximately $2.1 million and $6.5 million in the three- and nine-month periods ended September 30, 2006, respectively. All receivable amounts were collected within our normal business terms and our contracts with Synapse are typically for a period of one year or more. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse-related resources on to other consulting projects.

Cash provided by operating activities was $2.1 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively. The cash provided during the three months ended September 30, 2007 was largely attributable to inflows attributable to reported income from operations of $1.1 million and $0.6 million in accrued payroll and related liabilities related to an increase in bonus accruals under the Company’s 2007 performance-based bonus plan. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.3 million, stock-based compensation expense of $0.4 million, $0.4 million in accounts receivable collections and depreciation and amortization expense of $0.6 million. These cash inflows were partially offset by outflows of $1.3 million in accounts payable and accrued liabilities which were primarily related to the third quarter payment of a significant CPM-related software invoice that had been accrued during the second quarter of 2007.

The cash provided during the three months ended September 30, 2006 was largely attributable to inflows of cash related to collections of accounts receivable balances of $2.1 million, reported income from continuing operations of $1.1 million, and $0.3 million in prepaid and other assets related to the routine amortization of annual insurance premiums. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.6 million, stock-based compensation expense of $0.2 million and depreciation and amortization expense of $0.5 million. These inflows were partially offset by the current quarter decrease in accounts payable and accrued liabilities of $2.5 million, which were attributable to the Company’s payment of contingent earnout consideration to the stockholders of Ranzal.

Net cash provided by operating activities was $3.7 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively. The cash provided during the nine months ended September 30, 2007 was attributable to inflows attributable to reported income from operations of $3.0 million, utilization of the Company’s deferred tax asset of $1.4 million, stock-based compensation expense of $1.0 million, an increase in deferred revenue and other liabilities of $0.7 million primarily related to the Company’s receipt of $0.5 million in a tenant improvement allowance and depreciation and amortization expense of $1.7 million. These cash inflows were partially offset by outflows of cash related to the increase in accounts receivable balances, in connection with increased revenues, of $3.5 million.

Net cash provided by operating activities during the nine months ended September 30, 2006 was attributable to income from continuing operations of $2.0 million, depreciation and amortization expense of $1.3 million and $0.6 million in prepaid and other assets related to the routine amortization of annual insurance premiums. Additional positive cash flow items in the 2006 year-to-date period related to the Company’s utilization of its deferred tax asset of $1.1 million and stock-based compensation expense of $1.0 million. These inflows of cash were primarily offset by a decrease in accrued payroll and related liabilities of $2.4 million.

Net cash used in discontinued operations was $6 thousand and $22 thousand for the three months ended September 30, 2007 and 2006, respectively. Similarly, net cash used in discontinued operations for the nine months ended September 30, 2007 and 2006 was $0.6 million and $115 thousand, respectively. Net cash used in each of the presented three- and nine-month periods related to payments on previously accrued lease arrangements and health benefits associated with former executives. Additionally, the significant increase in current year three- and nine-month cash used in discontinued operations is related to the Company’s entrance into a Lease Termination Agreement during the second quarter of 2007, which is more fully described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

Net cash (used in) provided by investing activities was $(3.2) million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively. Cash used in investing activities during the 2007 quarterly period was a direct result of the $4.1 million in consideration paid in connection with the Alecian and Lynx acquisitions, which was offset by $1.1 million in net redemptions of marketable securities used to fund the acquisition payments. Net cash provided by investing activities during the three months ended September 30, 2006 was primarily attributable to net redemptions of marketable securities of $1.1 million, which were offset by purchases of property and equipment of $0.2 million.

Net cash (used in) provided by investing activities was $(7.6) million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities during the nine months ended September 30, 2007 was attributable to net purchases of marketable securities of $0.6 million, $0.7 million in contingent earnout consideration paid to the former stockholders of NDS in connection with the completion of the first earnout period, $4.1 million in consideration paid in connection with the Alecian and Lynx acquisitions and $2.2 million in capital expenditures related to the build-out of the new space covered under the Third Amendment to Lease Agreement. Cash provided by investing activities for the nine months ended September 30, 2006 was attributable to cash inflows from net redemptions of marketable securities of $11.5 million, which were offset by a cash outflow of $6.6 million related to the NDS Acquisition and $2.7 million in contingent earnout consideration, payable to the former stockholders of Ranzal, directly related to the successful completion of Ranzal’s second and final earnout period.

As of September 30, 2007, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and increased lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash provided by financing activities was $0.5 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. Similarly, net cash provided by financing activities was $2.4 million and 1.7 million for the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by financing activities in each of the reported three- and nine-month periods is primarily attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program.

Our combined cash and cash equivalents (decreased) increased by $(0.6) million and $3.5 million in the three-month periods ended September 30, 2007 and 2006, respectively. Our combined cash and cash equivalents (decreased) increased by $(2.1) million and $6.1 million during the nine-month periods ended September 30, 2007 and 2006, respectively. The changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $31.8 as of September 30, 2007.

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

Acquisitions, Earnout Payments and Commitments

Acquisition of Alecian Corporation: On July 2, 2007, the Company acquired certain assets and liabilities of Alecian, pursuant to the terms of a definitive Asset Purchase Agreement. In connection with the Alecian Acquisition, the Company paid to the shareholders of Alecian total cash consideration of $500 thousand at closing. The Company incurred $293 thousand of direct acquisition costs.

In addition, an earnout agreement was entered into in connection with the Alecian Acquisition, and it specifies additional earnout consideration that could be payable to the former Alecian stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the Alecian business over a 12-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $1.0 million would be payable to the shareholders of Alecian.

Acquisition of Lynx Business Intelligence Consulting, Inc.: On September 24, 2007, the Company acquired certain assets and liabilities of Lynx, pursuant to the terms of a definitive Asset Purchase Agreement. In connection with the Lynx Acquisition, the Company paid to the shareholder of Lynx total consideration of approximately $5.0 million, consisting of an initial upfront payment at closing of approximately $3.0 million in cash and 233,599 shares, valued at approximately $2.0 million, of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $303 thousand of direct acquisition costs.

In addition, an earnout agreement was entered into in connection with the Lynx Acquisition, and it specifies additional earnout consideration that could be payable to the former Lynx stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the Lynx business over a 12- to 24-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $0.5 million would be payable, in cash, to the former shareholder of Lynx.

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

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

On May 4, 2006, the Company executed and made effective the Third Amendment to Lease Agreement. The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 33,607 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, until September 30, 2016. The Company occupied the New Space during the first quarter of 2007. Rental payment and rent expense related to the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”). The term of Third Amendment to Lease Agreement and the actual square footage covered under the lease have been modified during the three-month period ended September 30, 2007 to reflect the actual New Lease Commencement Date and the final determination of actual square footage upon the completion of the build-out of the New Space.

As of the New Lease Commencement Date, base rent for the entire premises under the Third Amendment to Lease Agreement, inclusive of the existing space, as outlined in the Company’s Second Amendment to Lease agreement, and the New Space, will be $1.1 million per year for the first three-year period ending September 30, 2009, $1.2 million per year for the subsequent four-year period ending September 30, 2013 and $1.3 million per year for the final three-year period ending September 30, 2016. The Third Amendment to Lease Agreement also provides for the payment of certain common operating expenses. Rent expense related solely to our Wakefield facility was $256 thousand and $156 thousand during the three months ended September 30, 2007 and 2006, respectively. Rent expense related solely to our Wakefield facility was $886 thousand and $412 thousand during the nine months ended September 30, 2007 and 2006, respectively.

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of September 30, 2007, our outstanding obligations under our Capital Lease Arrangements totaled $882 thousand. Of this amount, $191 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During the three- and nine-month periods ended September 30, 2007, the Company made payments of principle and interest totaling $46 thousand and $80 thousand, respectively under the Capital Lease Arrangements. No payments related to capital lease obligations were made during the three- and nine-month periods ended September 30, 2006.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Except for the adoption of FIN No. 48, as described in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein, we reaffirm the critical accounting policies and estimates as reported in our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2007.

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. During the three and nine months ended September 30, 2007, our five largest customers accounted for 45.0% and 48.4% of our service revenue, respectively. We perform varying amounts of work for specific customers from year-to-year. A major customer in one year may not use our services in another year. In addition, we may derive revenue from a major customer that constitutes a large portion of a particular quarter’s total revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material financial expense and a decrease in cash flow.

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

We may be required to record additional goodwill impairment charges in future quarters. As of September 30, 2007, we had recorded goodwill and related intangible assets with a net book value of $34.8 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2006 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. In January 2002, we recorded as a change in accounting principle, a non-cash impairment charge of $12.5 million related to our goodwill. We recorded an additional non-cash charge of $7.4 million, related to a further impairment in December 2002. See “Item 8 – Financial Statements and Supplementary Data—Notes 2 and 7” in our 2006 Annual Report on Form 10-K as filed with the SEC on March 14, 2007. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $17.1 million, net of an applicable valuation allowance, as of September 30, 2007. If we are unable to generate enough income this year or in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

Material changes to our strategic relationship with Oracle USA, Inc. (“Oracle”) (formerly known as Hyperion Solutions Corporation). The Ranzal business derives a substantial portion of its revenues from a channel relationship with Oracle. This relationship involves Oracle assisted lead generation support with respect to the business intelligence services provided by Ranzal. This relationship is governed by an Oracle PartnerNetwork Agreement, which is subject to annual renewal and is scheduled to expire in September of 2008. A failure to renew this relationship, or a material modification or change in Oracle’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our reliance upon Synapse. Synapse is considered both a significant customer and a related party. Service revenue from Synapse amounted to $1.6 million and $5.4 million in the three- and nine-month periods ended September 30, 2007, respectively. Service revenue from Synapse amounted to $2.1 million and $6.5 million in the three- and nine-month periods ended September 30, 2006, respectively. The Company provides services to Synapse related to infrastructure support, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an annual basis. In January of 2007, our Company entered into a new one-year service contract with Synapse. It is anticipated that Synapse will purchase approximately $7.0 million in professional services during fiscal 2007. There are no commitments beyond the twelve-month term of the agreement. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period or derive revenue from Synapse after 2007, or any future revenues from Synapse, will be comparable to 2007 revenue levels. Additionally, there is no guarantee that revenues related to Synapse services will be comparable to those generated in the past.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence and Corporate Performance Management solutions, custom development and system integration services and/or delays in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; (12) the failure of the marketplace to embrace CPM or BI services; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and nine-month periods ended September 30, 2007 and 2006. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and nine-month periods ended September 30, 2007 and 2006.

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

Changes in Controls and Procedures

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As described, in September 2007, the Company issued 233,599 shares of its Common Stock to the former stockholder of Lynx pursuant to the provisions of an Asset Purchase Agreement. The issuance of the foregoing shares of Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In each case, there was no general solicitation or advertising, the number of recipients of such unregistered shares was limited and such recipients are accredited and/or sophisticated.

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

EDGEWATER TECHNOLOGY, INC.

Date: November 14, 2007	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: November 14, 2007	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer
(principal financial and accounting officer)