Form 10-K
period 2007-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2008-03-17
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Harvard Mill Square Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, there were 12,011,729 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2007 was approximately $89.5 million, computed based upon the closing price of $7.88 per share on June 30, 2007.

As of March 7, 2008, there were 13,337,100 shares of Common Stock of the Registrant outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future Synapse services, future operating income, future cash flows, potential business combination transactions, competitive and strategic initiatives or revenues, potential stock repurchases and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” and elsewhere in this Form 10-K.

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; and/or (11) the failure of the marketplace to embrace CPM or BI services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item IA. “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

EDGEWATER TECHN OLOGY, INC.

Form 10-K

Annual Report

For the Year Ended December 31, 2007

PART I

AVAILABLE INFORMATION; BACKGROUND

Edgewater Technology, Inc. maintains executive offices located at 20 Harvard Mill Square, Wakefield, MA 01880-3209. Our telephone number is (781) 246-3343. Our stock is traded on the NASDAQ National Market under the symbol “EDGW.” Our Internet address is www.edgewater.com. We make available, free of charge, on the Investor Relations section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Edgewater Technology, Attn: Investor Relations, 20 Harvard Mill Square, Wakefield, MA 01880-3209 or by emailing ir@edgewater.com. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we use the terms “Edgewater Technology,” “Edgewater,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. A listing of our wholly-owned subsidiaries as of December 31, 2007 is included as Exhibit 21.1 to this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Overview

Edgewater is a technology management consulting firm providing a synergistic blend of premium IT services primarily in the North American market. We work with our clients onsite providing services focused in three primary areas:

•	envisioning and realizing strategic business solutions:

•	optimizing business processes to improve the delivery of products and services;

•	maximizing and unlocking the value of corporate data assets; and

•	providing program and project management.

•	implementing corporate performance management solutions:

•	providing dashboard and data cube design and build;

•	providing data warehouse and ETL tool strategies and implementations; and

•	combining all components into a comprehensive analytics solution.

•	leveraging line business with technology:

•	providing design, architectural, core data, and strategic build services;

•	melding advanced business analysis with workflow enhancement; and

•	evaluating and leveraging infrastructure services.

Our primary target is the client who wants experienced, highly trained talent onsite for strategic, high return projects. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. Our strategic consulting, custom development and integration services offerings go to market by vertical industry and currently serve clients in the following industries: Specialized Financial Services (such as Student Lending, Distressed Debt, and Private Equity); Healthcare (Payor/Managed Care)/Life Sciences; Higher Education; Hospitality; Insurance; and various Emerging Markets. Our BI/CPM and Data Services offerings go to market horizontally and provide highly experienced teams of product specialists who span all industries.

Industry Dynamics and Opportunity

Industry Dynamics. In today’s complex business environment, organizations are seeking ways to optimize business processes and improve the delivery of information to customers, suppliers, employees, stockholders, partners and other constituents through the use of advanced IT systems and software products. While many organizations support their IT needs and initiatives internally, many are faced with the realization that they lack the resources or expertise to clearly identify where improvements can be made and implement them. Businesses are looking to build, integrate and implement change across their enterprise and finding the right industry, software product, and technical expertise to assist in this process is a critical decision.

Companies typically turn to consulting firms, like Edgewater, to fill these internal project gaps for a number of different needs:

•	For deep industry, product, data and technical expertise;

•	To provide premium consulting services in an accelerated timeframe;

•	To mitigate their business risk with focused onsite project teams;

•	To receive an outside objective perspective; and/or

•	To serve as an agent to plan, manage and implement change.

We believe a structural change is taking place in the consulting industry. The change is two-fold: customer buying habits are becoming more complex and industry dynamics are evolving.

Customers with sufficient scale are looking for lower cost commodity programming services to reduce overall operational expenses and tend to look for offshore solutions. Offshore solutions are now mature, well understood and serve large scale Business Process Outsourcing and IT Service maintenance cheaply and efficiently. However, offshore solutions do not address all IT Service needs. Many companies are seeking premium consulting services to facilitate and expedite the management and implementation of smaller strategic projects, both product-based and custom vertically focused systems. Many companies are looking to local firms to build strategic components or systems that address a specialized business problem. Premium IT services, with its combination of business context and technology, usually proves to be the most effective solution in terms of project time and cost.

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

Competitive Strengths

Edgewater offers premium IT services, IT with business context knowledge, designed to assist our clients in improving financial and operational performance across their enterprise. We develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. We feel that five core values differentiate us from the competition.

These values include the following:

(1)	Delivery Excellence — Our history is built upon more than fifteen years of proven methodology and well-defined process, in addition to continually delivering business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)	Vertical Expertise — We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. The primary vertical markets where we have developed core competencies include: Specialized Financial Services (such as Student Lending, Distressed Debt and Private Equity); Healthcare (Payor/Managed Care)/Life Sciences; Higher Education; Hospitality; Insurance; and various Emerging Markets. For the BI/CPM and Data Services space, Edgewater fields highly experienced teams of product specialists across all industries.

(3)	Technology Excellence — We deliver our services by blending proven strategic technologies and business practices to build scalable custom solutions providing a solid return on the investment. Our team of professionals has the business and technology expertise to offer comprehensive strategies and solutions. Our areas of expertise include: BI and CPM solutions in planning, budgeting and consolidation, business activity monitoring, predictive analytics, architectural services (assessment and builds), service-oriented architectures, Web analytics, advanced data and infrastructure services, transactional processing and legacy integration.

(4)	Client Focus — Edgewater is positioned to provide our customers with onsite services across North America. In addition, we stand ready to provide those exact individuals remotely from Edgewater’s North American offices should the need arise due to client requirements or project duration. Edgewater’s client-centric model is well positioned to serve the needs of the Global 2000 for tight, highly-trained product specialist project teams, as well as the middle market whose needs tend to span the full spectrum of our business/IT service offerings.

(5)	Strong Operational Metrics — Since our inception in 1992, Edgewater’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as the leading provider of premium IT services. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of business specific vertical offerings and advanced product technology horizontal offerings. This approach enables Edgewater to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. To attain our business strategy objective, we will maximize our ability to deliver the following capabilities:

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

•

Implement Corporate Performance Management solutions. The primary goal of the CPM solutions we develop is to improve financial performance and operating metrics across a client’s enterprise. We develop these solutions by leveraging a blend of BI technology and horizontal expertise in advanced CPM applications, such as Planning, Budgeting and Consolidation. Edgewater partners with industry CPM leaders, such as Oracle USA, Inc. (formerly Hyperion Solutions), IBM/Cognos Incorporated, SAP/OutlookSoft, Business Objects, Microsoft, and Informatica Corporation. With CPM, clients are able to improve their overall operational performance and productivity. A client’s ability to extract data and alert management of operational issues can enhance near real-time decision making – otherwise known as Business Activity Monitoring, a building block of CPM.

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

•

Maximize and unlock the value of corporate data assets. Edgewater provides its clients with the necessary knowledge and experience to successfully integrate data from the most complex systems. With proven methodologies, we deliver data integration solutions, including data warehouses and data marts, enabling organizations to access, integrate, transform and deliver enterprise data from any source.

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

Our Services

Edgewater offers a full spectrum of services and expertise to ensure the success of our engagement. Our premium IT services are consolidated into three major synergistic offerings: (1) Technical Consulting, (2) Corporate Performance Management (“CPM”), and (3) Business Consulting. The diagram that follows clearly illustrates these three offerings:

Edgewater has the proven expertise to plan, deliver and manage integration services that improve performance and maximize business results. We focus on deploying new systems and unlocking the value of the existing corporate data assets. This proven expertise enables us to bring complex technologies and systems together while minimizing risk, leveraging our clients’ technology investments and delivering tailored solutions.

Customers; Significant Customers

We derive a significant portion of our revenues from large projects with a limited number of customers. In 2007, our five largest customers accounted for 45.1% of our service revenues. In 2006, our five largest customers accounted for 46.9% of our service revenues. In addition, The Synapse Group, Inc. (“Synapse”) is considered both a significant customer and a related party. For further details, see “Item 1A – Risk Factors – Our Reliance Upon Synapse” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions: Synapse.” During 2007, we recorded revenues from 73 new customers, excluding revenue generated from customers added through our current year acquisitions, as compared to 61 new customers in 2006.

Marketing, Sales and Strategic Alliances

Marketing. The primary goal of all of our marketing efforts is to generate sales opportunities by increasing Edgewater’s brand awareness and value proposition. Our marketing efforts continued to be closely aligned with our go-to-market strategy, while introducing specific offerings that address business and IT challenges clients face within a particular vertical market. We have developed core competencies in delivering our services in key markets to increase the efficiency of our marketing efforts; we target specific areas of content on a monthly basis for each of our vertical practice areas. Marketing builds campaigns around each content area, which include: marketing collateral, webinars, sell sheets, tradeshow/conference participation, speaking engagements, direct mail and public relations activities.

Sales. Our sales approach is to combine traditional sales with our strength in verticals and technology. Our traditional sales function is comprised of direct sales professionals and inside sales professionals. Both work closely with our practice directors to identify potential opportunities within each account. Using a consultative selling methodology, target prospects are identified and a pursuit plan is developed for each key account. When contact with a target is established, we utilize a blended sales model to demonstrate our expertise, combining consultative selling with traditional sales methods, which typically consists of a business development manager, an industry consultant and a technology consultant. This team approach to selling allows Edgewater to demonstrate, from the initial contact point, its expertise in both the specific industry as well as technology. Once the customer has engaged Edgewater, our sales professionals maintain their relationships with the customer by working collaboratively with the consulting professionals who are assigned to the customer.

Strategic Alliances. As part of our sales and marketing effort, we have established working relationships with a number of companies, including: American Student Assistance, EMC/Document Sciences Corporation, IBM/Cognos, Informatica Corporation, ISO Insurance Technology Solutions, Microsoft, Optical Image Technology, Oracle USA, Inc. (formerly Hyperion Solutions), SAP/OutlookSoft and Sun Microsystems. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees. As of December 31, 2007, Edgewater had 367 employees. Of these employees, 302 were billable consultants and 65 were management and administrative personnel, comprising sales, marketing, human resources, finance, accounting, internal information systems and administrative support. The average tenure of our employee base is approximately 4.2 years and the average “years of experience” is approximately 14 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

Culture. We believe that our business culture is critically important in hiring and retaining qualified professionals. Our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all disciplines and vertical practices throughout our Company. Our employees are talented and energetic professionals that come from a multitude of professional backgrounds. Edgewater believes that this creates an exciting, diverse, and creative work environment for our employees.

Compensation. We have a competitive compensation program that has been structured to attract and retain highly-skilled professionals. Edgewater’s cash, bonus and equity compensation plans are tied to the achievement of the Company’s financial performance along with individual and team performance goals.

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

The following is a representative list of competitors in the IT and management consulting services space:

•	Technical Consulting/Systems integrators: Accenture, CMGI, EDS, IBM Global Services, Business and Decision Group, Caritor, Inc., LogicaCMG, Perficient, and Sapient;

•	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Ventyx, Satyam, Tata, and Wipro;

•	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, Diamond Management and Technology Consultants, Inc., and McKinsey & Company;

•	Corporate Performance Management (CPM) / Business Activity Monitoring (BAM) / Business Intelligence (BI) providers: The Hackett Group, Hitachi Consulting Corporation, and Hewlett-Packard; and

•	Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle and SAP.

Intellectual Property

We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for “Edgewater,” “Edgewater Technology,” “Edgewater Technology-Ranzal” and “Edgewater Strategy Services” among others. We believe we have secured all rights to trademarks and trade names related to our business.

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used within our Company and in customer engagements. See also “Item 1A – Risk Factors.”

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

We may, in the future, purchase common stock in the open market, in private transactions or otherwise, pursuant to any future board approved repurchase programs. See “Item 5—Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in the Form 10-K. Any future purchases by us will depend on many factors, including:

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

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We generate a significant portion of our service revenue from a limited number of customers. As a result, if we were to lose a major customer or large project, our service revenue could be materially and adversely affected. In 2007, our five largest customers accounted for 45.1% of our service revenue. In 2006, our five largest customers accounted for 46.9% of our service revenue. We perform varying amounts of work for specific customers from year-to-year. A major customer in one year may not use our services in another year. In addition, we may derive revenue from a major customer that constitutes a large portion of a particular quarter’s total revenue. If we lose any major customers or any of our customers cancel or significantly reduce a large project’s scope, including but not limited to Synapse, our results of operations and financial condition could be materially and adversely affected. Further, if we fail to collect a large accounts receivable balance, we could be subjected to a material adverse impact on financial results and a decrease in cash flow.

Our lack of long-term customer contracts reduces the predictability of our revenues because these contracts may be canceled on short notice and without penalty. Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is complete. If a significant customer, or a number of customers, terminate, significantly reduce, or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, future revenue should not be predicted or anticipated based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify, or cancel a project, including but not limited to changes in anticipated 2008 Synapse-related revenue, we would be required to shift our consultants to other projects to minimize the impact on our operating results. We cannot provide assurance that we will be successful in efficiently and effectively shifting our consultants to new projects in the event of project terminations, which could result in reduced service revenue and lower gross margins. If we experience unexpected changes or variability in our revenue, we could experience variations in our quarterly operating results and our actual results may differ materially from the amounts planned and our operating profitability may be reduced or eliminated.

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

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts, and fixed-fee contracts. In 2007, fixed-price contracts represented approximately 2.4% of our service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements.

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

See “Item 1 – Business – Competition” for a representative list of competitors in the IT and management consulting services space.

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

Past or future business combination transactions or other strategic alternatives could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business. We realized recent growth, in part, through acquisitions, and we anticipate that a portion of our future growth may be accomplished through one or more business combination transactions or other strategic alternatives. The ultimate success of any such transactions will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired businesses. We cannot assure you that we will be successful in this regard or that we will be able to identify suitable opportunities, successfully grow acquired businesses, integrate acquired personnel and operations successfully or utilize our cash or equity securities as acquisition currency on acceptable terms to complete any such business combination transactions. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any such transactions would involve certain other risks, including the reduction of cash and/or working capital, the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management’s attention from operating activities.

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

If clients view offshore development as a viable alternative to our service offerings, our pricing, revenue, margins and profitability may be negatively affected. A trend has developed where international IT service firms have been founded in countries such as India and China, which have well-educated and technically-trained workforces available at wage rates that are substantially lower than U.S. wage rates. While traditionally we have not competed with offshore development, presently this form of software development is experiencing rapid and increasing acceptance in the market. To counteract this trend, we are focusing towards premium service offerings, including design and strategy consulting engagements, which are more difficult for offshore development firms to replicate. If we are unable to continually evolve our service offerings or the rate of acceptance of offshore development advances even faster than we expect, then our pricing and revenue could be adversely affected.

We may be required to record additional goodwill impairment charges in future quarters. As of December 31, 2007, we had recorded goodwill and related intangible assets with a net book value of $53.7 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of December 2, 2007 and 2006 and determined that the goodwill and related intangible assets were not impaired. We have in the past recorded impairments to our goodwill, however. As goodwill values are measured using a variety of factors, including values of comparable companies and using overall stock market and economic data, in addition to our own future financial performance, we may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

We may not generate enough income in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $22.3 million, net of an applicable valuation allowance, as of December 31, 2007. If we are unable to generate enough income in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

The recent credit market turmoil may impact our sales to our financial services customers. Recently, many financial services institutions have been forced to record massive write-offs on their financial statements to reflect the reduced value of their portfolios of sub-prime mortgage loans and/or securities derived from these loans. Additionally, financial institutions that are in the business of mortgage lending have seen a dramatic reduction in the number of loan transactions. All of this turmoil could impact the ability and willingness of our financial services customers to make investments in technology, which may delay or reduce the amount of purchases of our software and professional services by these customers.

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

Our reliance upon Synapse. Synapse, as more fully described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions: Synapse,” is considered both a significant customer and a related party. Service revenue from Synapse amounted to $7.0 million, or 11.0% of our total service revenues, and $8.7 million, or 15.5% of total service revenue, for 2007 and 2006, respectively. The Company provides services to Synapse related to infrastructure support, custom software development and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, are consistent with those we have with our other customers and are negotiated on an arm’s-length basis. Our existing one-year services contract with Synapse, which was entered into in January of 2007, automatically extended through June 30, 2008, as per the terms of the contract on January 1, 2008. Based on the automatic six-month renewal and the amount of services being currently performed, it is anticipated that we will provide ongoing services to Synapse throughout 2008 and such services are expected to generate approximately $3.5 million in revenue during 2008. The Company anticipates that it will enter into a new one-year services contract with Synapse during the first quarter of 2008. There is no guarantee that the Company will be able to successfully negotiate a new contract with Synapse at the end of the current contract period.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 63,611 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880-3209. An amendment to the lease for our corporate headquarters was executed and made effective on May 4, 2006 (the “2006 Lease Amendment”). The 2006 Lease Amendment extended the lease term related to our original corporate headquarters for a three-year period, until December 31, 2016.

We also have office facilities in Arkansas, California, Colorado, New Hampshire and New York. Our corporate and satellite offices are all leased properties. We do not own any real estate. Our existing properties satisfy our current operating needs, however we will seek additional space in the event our existing properties are unable to meet our operating requirements in the future.

ITEM 3.	LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable. As of the date of the filing of this Form 10-K, our Company is not a party to any existing material litigation matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ National Market under the symbol “EDGW.” On March 7, 2008, there were approximately 1,821 holders of record of our common stock and 13,337,100 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms. Based on our Company’s solicitations of proxies in April 2007, we estimate that there are approximately 8,000 holders of our Company’s common stock.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ National Market for each quarter in 2006 and 2007 and the first quarter of 2008 through March 7, 2008.

	High	Low
FISCAL 2006:
First Quarter	$6.89	$5.58
Second Quarter	7.82	6.32
Third Quarter	6.94	5.25
Fourth Quarter	6.99	5.63

FISCAL 2007:
First Quarter	$8.97	$5.81
Second Quarter	10.00	6.62
Third Quarter	9.45	7.00
Fourth Quarter	9.45	6.03

FISCAL 2008:
First Quarter	$7.47	$5.21
(through March 7, 2008)

Recent Sales of Unregistered Securities

As further described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4” included elsewhere herein, the Company, in December 2007, issued 876,038 shares of its Common Stock to Vertical Pitch, LLC pursuant to the provisions of an Asset Purchase Agreement. The issuance of the foregoing shares of Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In each case, there was no general solicitation or advertising, the number of recipients of such unregistered shares was limited and such recipients are accredited and/or sophisticated.

Issuer Purchases of Equity Securities

In December 2007, our Board of Directors authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The timing and amount of purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice. The Company did not repurchase any shares of its outstanding common stock during the year ended December 31, 2007. See also “Item 1 – Business – Potential Future Strategies, Transactions and Changes” included elsewhere herein.

Performance Graph

The following charts compare the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the SP600 IT Services Index and the common stock of seven companies in the technology consulting industry for the five-year period beginning on December 31, 2002 (the closing sale price of our common stock on this date was $4.75) and ending on December 31, 2007 (the last trading date for our common stock in the 2007 fiscal year), assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a description of the companies included in our peer group.

Company Name / Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Edgewater Technology, Inc.	100	104.24	103.81	125.00	129.45	154.66
Nasdaq U.S. Index	100	150.36	163.00	166.58	183.68	201.91
S&P 600 IT Services	100	143.83	162.95	184.27	186.07	188.17
New Peer Group[1]	100	221.87	282.51	210.49	247.98	274.09
Old Peer Group[2]	100	211.19	265.79	198.04	232.17	256.61

(1)	Our self-selected peer group for 2007 consists of the following companies: The Hackett Group (formerly Answerthink, Inc.); Ciber, Inc.; Diamond Management & Technology Consultants, Inc. (“Diamond”); eLoyalty Corporation; Perficient, Inc.; and Sapient Corporation.
(2)	Our self-selected peer group for 2006 consisted of the following companies: Answerthink, Inc.; Ciber, Inc.; Diamond; eLoyalty; Inforte Corporation (“Inforte”); Perficient, Inc.; and Sapient Corporation.

During 2007, we elected to change the composition of our self-selected peer group companies to eliminate, from the 2006 peer group presentation, Inforte based upon its 2007 acquisition by Business and Decision Group, an international consulting and systems integration company. As a result of the acquisition, Inforte is no longer comparable to our business model. We feel that the companies included in our 2007 peer group are comparable to our Company as they provide similar IT consulting services and expertise to their clients.

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

The 2007, 2006, 2005, 2004, and 2003 selected consolidated financial data presented below has been derived from our audited consolidated financial statements and have been prepared in accordance with United States generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of the adoption of Statement of Accounting Standards No. 123R (as amended) on January 1, 2006. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$68,490	$60,083	$43,126	$25,322	$25,054
Cost of revenue	40,392	35,582	25,126	15,659	13,540

Gross profit	28,098	24,501	18,000	9,663	11,514
Operating expenses:
Selling, general and administrative	21,335	18,721	15,883	10,154	10,080
Depreciation and amortization	2,448	1,755	1,046	896	948

Total operating expenses	23,783	20,476	16,929	11,050	11,028

Operating income (loss)	4,315	4,025	1,071	(1,387)	486
Interest income, net	1,599	1,283	1,054	556	455

Income (loss) before taxes, and discontinued operations	5,914	5,308	2,125	(831)	941
Tax provision (benefit)	(2,896)	2,105	850	—	(1,053)

Income (loss) from continuing operations before discontinued operations	8,810	3,203	1,275	(831)	1,994
Discontinued operations:
Income (loss) from discontinued divisions, net of applicable taxes	—	—	325	236	(1,020)

Net income (loss)	$8,810	$3,203	$1,600	$(595)	$974

Basic income (loss) per share:
Continuing operations	$0.75	$0.29	$0.13	$(0.07)	$0.18
Discontinued operations	—	—	0.03	0.02	(0.09)

Net income (loss)	$0.75	$0.29	$0.16	$(0.05)	$0.09

Weighted average shares, basic	11,793	10,980	10,241	11,283	11,381

Diluted income (loss) per share:
Continuing operations	$0.66	$0.27	$0.12	$(0.07)	$0.17
Discontinued operations	—	—	0.03	0.02	(0.09)

Net income (loss)	$0.66	$0.27	$0.15	$(0.05)	$0.08

Weighted average shares, diluted	13,358	11,956	10,653	11,283	11,694

	As of December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Consolidated Balance Sheet Data:
Cash equivalents, marketable securities and accrued interest	$22,823	$33,241	$33,763	$33,908	$44,259
Accounts receivable, net	15,146	10,883	9,858	5,272	3,532
Goodwill and intangibles	53,715	29,163	17,076	16,628	13,135
Deferred tax asset	22,255	18,549	21,491	22,213	22,175
Other assets	6,287	3,784	2,401	3,681	3,430

Total assets	$120,226	$95,620	$84,589	$81,702	$86,531

Total liabilities	$12,700	$9,370	$6,504	$5,106	$5,647
Stockholders’ equity	107,526	86,250	78,085	76,596	80,884

Total liabilities and stockholders’ equity	$120,226	$95,620	$84,589	$81,702	$86,531

Outstanding shares of common stock	13,297	11,522	10,683	10,549	11,366

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this annual report and in the documents that we incorporate by reference into this annual report. This annual report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1A – Risk Factors” and under “Special Note Regarding Forward-Looking Statements.”

Overview

Edgewater Technology, Inc. is an innovative technology management consulting firm serving both middle-market companies and divisions of Global 2000 companies throughout the United States and Canada. We provide a unique blend of premium IT services in business consulting, Corporate Performance Management consulting and technology consulting. Our solutions provide customer benefits by integrating, automating and extending business processes, optimizing technology infrastructure and providing software applications that enable companies to monitor their financial and operational performance. During the fiscal year ended December 31, 2007, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $68.5 million from a total of 265 clients. Headquartered in Wakefield, Massachusetts, as of December 31, 2007, our Company employed approximately 302 technical consulting professionals and 367 total professionals.

Service Revenue

Our service revenue is derived from professional services in providing premium IT services consulting. Specifically, we provide strategy and other business consulting services to develop, implement, integrate, automate and extend business processes, technology infrastructure and corporate performance management software applications for our clients. Most of our projects, approximately 95.0%, are performed on a time and materials basis and a smaller amount of revenue is derived from projects performed on either a fixed-price or fixed-fee basis. Fixed-priced engagements represented approximately 2.4% of our service revenue for the year ended December 31, 2007. Fixed-fee engagements represented approximately 2.6% of our service revenue for the year ended December 31, 2007. For time and material projects, revenue is recognized and billed as services are performed. For fixed-price projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

Operating Expenses

The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes stock compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expenses is comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space), and other administrative support for project personnel.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue levels. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of consulting professionals to oversee existing client engagements and to participate in sales activities to secure new client assignments.

Company Performance Measurement Systems and Metrics

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater Technology has also developed internal Corporate Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results for the Year Ended December 31, 2007 Compared to Results for the Year Ended December 31, 2006.”

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent technology management consulting firms in North America by growing our client base, leveraging our industry expertise to enhance our service offerings and continue to make disciplined strategic acquisitions. Previous acquisitions have further expanded our geographical footprint, increased our vertical expertise and have provided more scale to our organization. We believe the United States and Canada represent an attractive market to grow our revenues through a combination of organic growth and acquisitions.

Consistent with our strategy of growth, we consummated three acquisitions during 2007 and one during 2006. The acquisitions are more fully described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4” included elsewhere herein.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition;

•	Allowance for Doubtful Accounts;

•	Share-based Compensation;

•	Income Taxes and Valuation of Deferred Tax Assets;

•	Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets; and

•	Purchase Price Allocation.

Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” included elsewhere herein, which contain additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

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

For the years ended December 31, 2007, 2006 and 2005, revenue from technical consulting engagements, corporate performance management consulting engagements, and business consulting engagements represented the following:

Year Ended December 31,	Technical Consulting Engagements	Corporate Performance Management Consulting Engagements	Business Consulting Engagements
2007	57.2%	30.3%	12.5%
2006	61.2%	24.9%	13.9%
2005	72.4%	27.6%	—%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 95.0%, 89.0% and 82.5% of service revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 2.4%, 4.8% and 11.5% of service revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with Securities and Exchange Commission Staff Accounting Bulleting (“SAB”) SAB No. 104, “Revenue Recognition” (“SAB 104”), revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed or the revenue is earned. The warranty period is typically short term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed price contracts during the year ended December 31, 2007. We did recognize insignificant losses on fixed-price contracts during the years ended December 31, 2006 and 2005.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 2.6%, 6.2% and 6.0% of service revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

When a customer enters into a time and materials, fixed-price contract or a fixed-fee contract, the related revenue is accounted for under SAB 104 and Emerging Issues Task Force Abstract (“EITF”) No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”). For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2007 and 2006, the Company has recorded a deferred liability of approximately $238 thousand and $84 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 3.5%, 2.2% and 3.5% of total revenue for the years ending December 31, 2007, 2006 and 2005, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenue for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

Our revenue and earnings may fluctuate from year-to-year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, and allocations of fair value of elements under multiple element arrangements, and the valuation of our allowance for doubtful accounts.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management further analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however future write-offs could exceed the recorded allowance.

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the share-based awards and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.

Share-based compensation expense under all of the Company’s share-based plans was $1.5 million, $1.2 million and $0.2 million in the years ended December 31, 2007, 2006 and 2005, respectively. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11” included elsewhere herein.

Income Taxes and Valuation of Deferred Tax Assets. In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We maintain deferred tax assets and we must assess the likelihood that these assets will be recovered from future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record a valuation allowance to reduce the net deferred tax asset to a value we believe will be recoverable by future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the Company’s future income over the life of the deferred tax asset, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations. Management’s assumptions about future income require significant judgment because actual income has fluctuated in the past and may continue to do so in the future.

As of December 31, 2007, the gross value of the net deferred tax asset recorded on the Company’s balance sheet was approximately $26.9 million. This amount was comprised of approximately $19.0 million in federal net operating loss (“NOL”) carryforwards, $0.5 million in state NOL carryforwards, $7.2 million in available federal credits and $0.6 million in future tax benefits related to share-based compensation recognized in accordance with SFAS No. 123R. These tax benefits were offset by $(0.4) million in net deferred tax liabilities related to temporary timing differences. The gross value of the net deferred tax asset amounts was further offset by a valuation reserve of approximately $4.6 million providing for a net deferred tax asset of $22.3 million. This net deferred tax asset is representative of the Company’s assessment of the expected future realization of recorded deferred tax assets.

When assessing the probability of the future realization of the recorded value of this asset, the Company reviews its planned future income and profitability projections. In projecting future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results and trends, our project pipeline, and other appropriate factors. Based upon these analyses, the Company believes that it is more than likely that it will be able to recover the currently recorded value of our net deferred tax assets by maintaining existing revenue levels, while achieving annual profitability in the range of 5.9% to 8.9% through fiscal 2020. However, if we do not generate sufficient future revenue and profits, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense, thereby reducing net income or increasing net loss, in the period in which it is determined that it is more likely than not that either a portion or all of the deferred tax asset is not recoverable.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.

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

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, we assess our goodwill on December 2 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have an adverse impact on our results of operations by decreasing net income. Management assessed goodwill for impairment at December 2, 2007. This analysis indicated that there was no impairment of the carrying values of goodwill.

We evaluate long-lived tangible assets and intangible assets other than goodwill in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

As further described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4” included elsewhere herein, the Company has recently recorded the following goodwill and intangible asset amounts in connection with acquisitions completed in 2007 and 2006:

•

NDS Acquisition: On February 15, 2006, the Company acquired NDS and initially recorded $7.1 million in goodwill and $3.5 million in identifiable intangible assets, which are being amortized over a four-year period. On February 15, 2007, the former NDS stockholders completed the first of two twelve-month earnout periods, during which the required minimum performance measurements were achieved. During the first quarter of 2007, the Company accrued, and subsequently paid, $886 thousand in connection with the completion of the first earnout period. The contingent earnout consideration paid to the former NDS stockholders was reported as an increase to goodwill during the current year. The former stockholders of NDS are eligible to receive additional earnout consideration based upon the successful attainment of certain profitability thresholds in connection with a second earnout period which concludes on February 15, 2008.

•

Alecian Corporation Acquisition: On July 2, 2007, the Company acquired certain assets and liabilities of Alecian Corporation (“Alecian”) and has recorded $0.5 million in goodwill and $0.3 million in identifiable intangible assets, which are being amortized over a four- to five-year period. Alecian is eligible to receive additional earnout consideration based upon the successful attainment of certain profitability thresholds achieved over a 12-month period from the date of the acquisition. The earnout measurement period ends July 2, 2008.

•

Lynx Business Intelligence Consulting, Inc.: On September 24, 2007, the Company acquired certain assets and liabilities of Lynx Business Intelligence Consulting, Inc. (“Lynx”) and has recorded $3.8 million in goodwill and $1.1 million in identifiable intangible assets, which are being amortized over a four- to five-year period. Lynx is eligible to receive additional earnout consideration based upon the successful attainment of certain profitability thresholds achieved over a 12- to 24-month period from the date of the acquisition. The initial earnout measurement period ends September 24, 2008.

•

Vertical Pitch, LLC Acquisition: On December 10, 2007, the Company acquired substantially all of the assets and liabilities of Vertical Pitch, LLC (“Vertical Pitch”) and has initially recorded an estimated $15.4 million in goodwill and $4.0 million in identifiable intangible assets, which are being amortized over a five-year period. There is no additional contingent earnout consideration associated with the Company’s acquisition of Vertical Pitch.

Purchase Price Allocation. We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a degree of management judgment. Certain estimates may change as additional information becomes available. Goodwill is assigned at the enterprise level and is deductible for tax purposes for certain types of acquisitions. Management finalizes the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2007	2006	2005
Revenue:
Service revenue	92.3%	94.1%	92.3%
Software revenue	3.5%	2.2%	3.5%
Reimbursable expenses	4.2%	3.7%	4.2%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	51.8%	53.6%	50.7%
Software costs	3.0%	1.9%	3.4%
Reimbursable expenses	4.2%	3.7%	4.2%

Total cost of revenue	59.0%	59.2%	58.3%

Gross profit	41.0%	40.8%	41.7%

Operating expenses:
Selling, general and administrative	31.2%	31.2%	36.8%
Depreciation and amortization	3.5%	2.9%	2.4%

Total operating expenses	34.7%	34.1%	39.2%

Operating income	6.3%	6.7%	2.5%

Interest income, net	2.3%	2.1%	2.4%

Income before taxes and discontinued operations	8.6%	8.8%	4.9%
Tax (benefit) provision	(4.3)%	3.5%	2.0%

Income from continuing operations before Discontinued operations	12.9%	5.3%	2.9%

Discontinued operations:
Income from discontinued operations	—%	—%	0.8%

Net income	12.9%	5.3%	3.7%

Results for the Year Ended December 31, 2007 Compared to Results for the Year Ended December 31, 2006

Revenue. Total revenue increased by $8.4 million, or 14.0%, to $68.5 million for the year ended December 31, 2007 from $60.1 million for the year ended December 31, 2006.

Of the $8.4 million increase in 2007 total revenue, service revenue, excluding software and reimbursable expense revenue, increased by $6.7 million, or 11.8%, to $63.2 million, as compared to service revenue of $56.5 million in 2006. The 2007 increase in service revenue was attributable to growth in our core business service revenue of $5.1 million over the prior year, and the current year acquisitions of Alecian, Lynx and Vertical Pitch (the “2007 Acquisitions”), which contributed $1.6 million in service revenue during the third and fourth quarters of 2007.

The year-over-year increase in core business service revenue was primarily related to strong market demand for our CPM-related offerings, with lower growth experienced in our technical consulting and business strategy consulting offerings.

Service revenue from Synapse, one of our largest customers, amounted to $7.0 million and $8.7 million in 2007 and 2006, respectively. Our existing one-year services contract with Synapse, which was entered into in January of 2007, automatically extended through June 30, 2008, as per the terms of the contract, on January 1, 2008. Based on the automatic six-month renewal and the amount of services being currently performed, it is anticipated that we will provide ongoing services to Synapse throughout 2008 and such services are expected to generate approximately $3.5 million in revenue during 2008.

Software revenue, which is directly attributable to our Corporate Performance Management offering, increased by $1.1 million, to $2.4 million in 2007, as compared to $1.3 million in 2006. Software sales have been affected in both 2007 and 2006 by customer demand for such software in relation to CPM-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customer’s consulting projects. Reimbursed expense revenue increased approximately $0.6 million in 2007, to approximately $2.9 million, as compared to $2.3 million in 2006. The aggregate amount of reimbursed expenses will fluctuate from year to year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization, increased 8.1%, to $300 thousand in 2007, as compared to $278 thousand in 2006. The improvement is due to incremental increases in our average consultant billing rates in our CPM-related service offering. Additionally, the 2007 Acquisitions provided the Company with 49 additional billable consultants and daily billing rates above the average billing rates in our previously existing business. During 2007, the Company increased the number of customers it served to 265, as compared to 195 customers in 2006. In 2007, service revenue from our five largest customers decreased slightly to 45.1% of our total service revenue, as compared to 46.9% in 2006.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $4.8 million, or 13.5%, to $40.4 million in 2007, as compared to $35.6 million in 2006. The 2007 increase in cost of revenue is partially attributable to higher software sales, which increased cost of revenue by approximately $0.9 million in 2007. Additionally, there was an increase of $3.2 million, or 10.1%, in project and personnel costs to support our continued growth in customer projects and revenue.

Reimbursable expenses, which increased in 2007 by $0.6 million, to $2.9 million, as compared to $2.3 million in 2006, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the comparative years.

Gross Profit. Gross profit increased by $3.6 million, or 14.7%, to $28.1 million in 2007, as compared to $24.5 million in 2006. Gross profit, as a percentage of total revenue, increased to 41.0% in 2007, as compared to 40.8% in 2006.

The improvement, on an absolute dollar basis, in gross profit during 2007 is primarily related to growth within our core business. Positive factors influencing this growth include an overall increase in customer base, an increase in billable headcount and improved average daily billing rates. Billable consultant utilization increased to 80.1% in 2007, as compared to 79.9% in 2006. The Company’s management operates the business with a targeted utilization rate of 78.0% to 82.0%.

Selling, General and Administrative Expense (“SG&A”). SG&A expenses increased 14.0% to $21.3 million in 2007, as compared to SG&A expenses of $18.7 million in 2006. The increase in SG&A expense during 2007 was primarily due to the Company’s Sarbanes-Oxley readiness programs, additions of support personnel, relatively higher consultant bonuses and sales commissions due to our revenue growth and additional rent related to our facilities expansion and build out at our corporate headquarters.

SG&A expense, as a percentage of revenue, decreased to 31.1% for the year ended December 31, 2007 from 31.2% for the year ended December 31, 2006. While there was a only a modest decrease in SG&A expense, as a percentage of revenue, the Company continues to monitor is SG&A costs, with the goal of achieving greater economies of scale over the long term.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.6 million, or 39.5%, to $2.4 million in 2007, as compared to $1.8 million in 2006. The $0.4 million increase in comparative depreciation expense is primarily attributable to the expansion of our corporate headquarters in 2006. Amortization expense increased by $0.2 million, or 18.6%, to $1.4 million in 2007, as compared to $1.2 million in 2006. The current year increase is directly related to the intangible assets identified in connection with the 2007 Acquisitions.

Operating Income. The Company’s operating income increased by $0.3 million, or 7.2%, to $4.3 million in 2007, as compared to an operating income of $4.0 million in 2006. The increase in operating income is attributable to an increase in comparative service revenue and relatively lower growth in SG&A expenses, as described above.

Interest Income, Net. We earned net interest income of $1.6 million in 2007, as compared to net interest income of $1.3 million in 2006. Despite the current year decrease in our marketable securities balance, which occurred in December 2007, interest income increased as a result of improved average yields on our investments throughout 2007, as compared to those achieved throughout 2006. Average maturity and yield rates as of December 31, 2007 were approximately 168 days and 5.0%, respectively, as compared to 68 days and 5.4% in 2006.

Income Tax (Benefit) Provision. The Company recorded a tax benefit of $(2.9) million for the year ended December 31, 2007, as compared to a tax provision of $2.1 million in 2006. During 2007, the Company recorded favorable tax benefits of $(5.5) million. The benefits were recognized in connection with a review of both the current components of the Company’s deferred tax assets and an analysis of the historical valuation allowances provided against certain assets.

The Company, in light of current year operating results and acquisition activity, reviewed the anticipated future realizability of certain deferred tax asset attributes and determined that it was more likely than not that we would be able to recognize the full value of certain assets. The net benefit recorded by the Company in the current year tax provision adjusts he net carrying value of the Company’s deferred tax asset attributes to reflect the more likely than not amount expected to be recognized by the Company. The benefit recorded by the Company was offset by the Company’s current year income tax expense of $2.4 million, representing an effective tax rate, including federal and state income taxes, of 40.4% and $0.2 million in tax expense related to the Company’s annual evaluation of tax exposures under FIN 48. Any federal income tax provision related to taxable income is recorded directly against our deferred tax asset and will not result in cash outlays or refunds. The Company’s significant operating loss carryforwards are scheduled to expire on or before 2020. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9” included elsewhere herein.

Net Income. Net income increased $5.6 million, or 175.0%, to $8.8 million in 2007, as compared to $3.2 million in 2006. The current year increase in income from continuing operations is primarily a result of the current year tax benefits recorded by the Company, the cumulative result of our growth in revenue and gross profit and the contributions from the 2007 Acquisitions, each of which are discussed above.

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

Service revenue from Synapse, our largest customer, amounted to $8.7 million and $8.4 million in 2006 and 2005, respectively. In January of 2007, our Company entered into a new one-year service contract with Synapse. It was anticipated that Synapse would purchase approximately $7.0 million in professional services during fiscal 2007.

Software revenue, which is directly attributable to our CPM offering, decreased by $0.2 million, to $1.3 million in 2006, as compared to $1.5 million in 2005. Software sales were affected in both 2006 and 2005 by customer demand for such software in relation to CPM-related services. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customer’s consulting projects. Reimbursed expense revenue increased approximately $0.5 million in 2006, to approximately $2.3 million, as compared to $1.8 million in 2005. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization, increased 6.5%, to $278 thousand in 2006, as compared to $261 thousand in 2005. The improvement was due to incremental increases in our average consultant billing rates across all of our service offerings. The NDS Acquisition provided the Company with 41 additional billable consultants and daily billing rates above those in our core business. During 2006 the Company increased the number of customers it served to 195, as compared to 158 customers in 2005. In 2006, service revenue from our five largest customers, including Synapse, decreased slightly to 46.9% of our total service revenue, as compared to 47.5% in 2005.

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

Additionally, during the first quarter of 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R requires recognition of share-based compensation expense, together with cash compensation paid to our employees, as project and personnel costs. As a result of the adoption of SFAS No. 123R, the Company recorded $0.3 million of compensation expense included in project and personnel costs. No compensation expense related to SFAS No. 123R was reported as a component of cost of revenue during 2005.

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

The improvement, on an absolute dollar basis, in gross profit during 2006 was directly related to the cumulative effects of growth within our core business, which increased gross profit by $3.4 million in 2006, representing 51.7% of the year-over-year increase in gross profit, combined with incremental gross profit of $3.1 million provided by NDS in 2006, which represented 48.3% of the year- over-year increase. Positive factors influencing this growth include an overall increase in customer base, an increase in billable headcount and improved average daily billing rates, which are discussed above.

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

Selling, General and Administrative Expense (“SG&A”). SG&A expenses increased 17.9% to $18.7 million in 2006, as compared to SG&A expenses of $15.9 million in 2005. The increase in SG&A expenses during 2006 was primarily due to additions of sales personnel, management personnel, support personnel, relatively higher commissions due to our revenue growth and additional rent related to our facilities expansion. Lastly, we incurred $0.9 million in share-based compensation expense associated with the implementation of SFAS No. 123R.

SG&A expense as a percentage of services revenue, excluding reimbursed expenses, decreased to 31.2% for the year ended December 31, 2006 from 36.8% for the year ended December 31, 2005. The decrease in SG&A expenses as a percentage of revenue is the result of operational efficiencies and economies of scale as the Company has grown.

As more fully described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14” included elsewhere herein, on May 4, 2006, the Company executed and made effective the 2006 Lease Amendment. Additional future annual rent expense to be recognized by the Company under the 2006 Lease Amendment will be approximately $0.7 million. The Company began paying rent on the new office space covered under the 2006 Lease Amendment during the fourth quarter of 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 67.8% to $1.8 million in 2006, as compared to $1.0 million in 2005. The Company reported a slight increase in comparative depreciation expense during the current year due to current year asset purchases and incremental depreciation related to acquired NDS assets.

Amortization expense increased by $0.7 million in 2006 as compared to 2005. The 2006 increase in amortization expense was directly related to the intangible assets identified in connection with the NDS Acquisition. 2006 amortization expense on NDS intangible assets amounted to $0.8 million. The increase in current year amortization expense related to the NDS identified intangible assets was offset by a decrease in historical amortization expense of $0.1 million related to other intangible assets that became fully amortized in 2006.

In connection with the Company’s execution of the 2006 Lease Amendment, the Company made payments of $1.0 million and anticipated that it will make approximately $1.5 million in capital expenditures related to leasehold improvements and office equipment during 2006 and 2007, respectively. It was expected that these capital expenditures will increase depreciation expense by approximately $0.3 million in 2007. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14” included elsewhere herein.

Operating Income. The Company’s operating income increased 275.8% to $4.0 million in 2006, as compared to an operating income of $1.1 million in 2005. The increase in operating income was attributable to an increase in comparative service revenue and relatively lower growth in SG&A expenses. Each of these items is explained in further detail above.

Interest Income, Net. We earned net interest income of $1.3 million in 2006, as compared to net interest income of $1.1 million in 2005. Despite the current year decrease in our marketable security balances, interest income has increased as a result of improved yields on our investments during 2006, as compared to those achieved in 2005. Average maturity and yield rates for the year ended December 31, 2006 were approximately 68 days and 5.4%, respectively, as compared to132 days and 4.1%, respectively, as of December 31, 2005.

Income Tax Provision. The Company accrues a provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. Our current year tax provision totaled $2.1 million, or 39.7% of income before taxes, as compared to a provision of $0.8 million, or 40% of income before taxes in 2005. We have deferred tax assets resulting primarily from federal net operating losses and capital loss carryforwards amounting to $25.0 million for which we have a valuation allowance of $6.5 million. Our federal income tax amounts are charged directly against our deferred tax asset and will not result in cash outlays by the Company. The Company’s significant operating loss carryforwards are scheduled to expire on or before 2020.

Income from Continuing Operations. Income from continuing operations increased 151.3% to $3.2 million in 2006, as compared to $1.3 million in 2005. The current year increase in income from continuing operations was a cumulative result of our growth in revenue, gross profit and the contributions of the NDS Acquisition, which are discussed above.

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

Net Income. We reported net income of $3.2 million in 2006, as compared to $1.6 million 2005. The current year increase in income was a cumulative result of our growth in revenue, gross profit and the contributions of the NDS Acquisition, which are discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Cash flows provided by (used in):
Operating activities	$9,242	$8,211	$1,237
Investing activities	(14,361)	(6,709)	(80)
Financing activities	3,480	2,247	(340)
Discontinued operating activities	(565)	(141)	(156)

Total cash (used) provided during the year	$(2,204)	$3,608	$661

As of December 31, 2007, we had cash, cash equivalents, marketable securities and accrued interest of $22.8 million, a $10.3 million decrease from the December 31, 2006 balance of $33.1 million. Working capital, which is defined as current assets less current liabilities, decreased $8.0 million, to $29.6 million, as of December 31, 2007, as compared to $37.6 million as of December 31, 2006. The $10.3 million decrease in cash, cash equivalents, marketable securities and accrued interest is primarily attributable to cash outflows of $19.6 million in connection with the 2007 Acquisitions; $2.3 million related to current year capital expenditures; and $0.7 million in contingent earnout consideration paid to the former stockholder of NDS. These outflows were offset by an inflow of $2.9 million in proceeds from the employee stock purchase plan and stock option exercises and $8.8 million in 2007 net income from continuing operations.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from one of its largest customers, Synapse, which is considered a related party. Payments received by the Company for services rendered to Synapse totaled approximately $6.8 million, $8.8 million and $7.7 million in 2007, 2006 and 2005, respectively. All accounts receivable amounts were collected within our normal business terms and our contracts with Synapse are typically for a period of one year or more. In the event revenue related to Synapse is materially less than the amount anticipated in 2008, such a loss in revenue could have an adverse impact upon the Company’s operations and cash flows. See “Item 1A—Risk Factors—Our Reliance upon Synapse” included elsewhere herein. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse-related resources on to other consulting projects.

Net cash provided by operating activities increased to $9.2 million in 2007 compared to $8.2 million in 2006. Significant changes in operating accounts included the 2007 net income from continuing operations of $8.8 million; depreciation and amortization of $2.4 million; $1.5 million in current year share-based compensation; and a $1.5 million increase in accrued payroll and related liabilities in connection with the expected payouts to be made under the Company’s 2007 performance-based bonus plan. The cash flow provided by the above items was partially offset by an increase in accounts receivable of $1.1 million and an increase in the carrying value of our net deferred tax assets of $3.7 million related to the current year favorable deferred tax benefits recognized by the Company in connection with a review of the future realizability of our net operating loss carryforwards.

Net cash provided by operating activities was $8.2 million in 2006. Significant changes in operating accounts included the 2006 net income from continuing operations of $3.2 million, depreciation and amortization of $1.8 million; $1.5 million related to the current year reduction of our deferred tax asset, $1.2 million in current year share-based compensation recognized in connection with SFAS No. 123R, and a $1.2 million decrease in accounts receivable balances. The cash flow provided by the above items was partially offset by a decrease in accrued payroll and related liabilities of $1.2 million as a result of the 2006 payment of the Company’s 2005 performance-based bonus accrual.

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

Net cash used in investing activities increased to $14.4 million in 2007, as compared to $6.7 million in 2006. Net outflows relate to the $19.6 million cash portion of the purchase price for the 2007 Acquisitions; $0.7 million contingent earnout consideration payment made to the former stockholder of NDS in connection with the successful completion of NDS’ first earnout period; and capital expenditures of $2.3 million. These outflows of cash were offset by $8.2 million in proceeds from net redemptions of marketable securities.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

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

Net cash provided by (used) in financing activities was $3.5 million, $2.2 million, and $(0.3) million in 2007, 2006, and 2005, respectively. Cash provided by financing activities during 2007 and 2006 were primarily representative of proceeds received by the Company in connection with purchases under our Employee Stock Purchase Plan and through the exercise of stock options. Net cash used in financing activities during 2005 was primarily attributable to the repurchase of the Company’s common stock, which totaled $1.6 million. These purchases were offset by net proceeds from our employee stock purchase program and exercises of stock options during 2005.

Net cash used in discontinued operations was $0.6 million, $0.1 million, and $0.2 million in 2007, 2006, and 2005, respectively. These amounts represent payments made by the Company related to its discontinued operations accrual. The Company, in 2000-2001 made a strategic decision to undergo a comprehensive restructuring program to refocus future growth initiatives in its systems integration and consulting business and as a result, committed to divestures in each of its staffing businesses. Payments in each of the presented fiscal years represent payments related to the discontinuance of the operations, which were accrued for in previous years.

As a result of the above, our combined cash and cash equivalents (decreased) increased by $(2.2) million, $3.6 million and $0.7 million in 2007, 2006 and 2005, respectively. The aggregate of our cash and cash equivalents, marketable securities and accrued interest was $22.8 million, $33.1 million and $33.8 million, as of December 31, 2007, 2006 and 2005, respectively.

In February 2006, in connection with the NDS Acquisition, the Company entered into an earnout agreement with the former stockholders of NDS (the “NDS Earnout Agreement”). The NDS Earnout Agreement specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over a 12 to 24 month period from the date of the acquisition. On February 15, 2007, the former NDS stockholders completed the first of two twelve-month earnout periods, during which the required minimum performance measurements were achieved. During the first quarter of 2007, the Company accrued $886 thousand payable to the former NDS stockholders directly related to the completion of the first earnout period. In April 2007, $709 thousand of the contingent earnout consideration was paid in cash and $177 thousand was settled through the issuance of 21,751 shares of Common Stock. The contingent earnout consideration paid to the former NDS stockholders was reported as an increase in goodwill in the Company’s balance sheet during the first quarter of 2007.

The Company may have to pay additional earnout consideration to the former NDS stockholders at the conclusion of the second earnout period, which is scheduled to conclude on February 15, 2008. As of December 31, 2007, the Company anticipates that it will record and pay additional earnout consideration of up to approximately $0.2 million during the first quarter of 2008 related to the second and final NDS earnout period. Of this amount, approximately 80% of the contingent earnout consideration will be payable in cash and 20% will be payable in Common Stock. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4.”

In July 2007, in connection with the Alecian Acquisition, the Company entered into an earnout agreement with Alecian (the “Alecian Earnout Agreement”). The Alecian Earnout Agreement specifies additional earnout consideration that could be payable to the former Alecian stockholder. Earnout payments are conditioned upon the attainment of certain performance measurements for the Alecian business over a 12-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $1.0 million, payable in cash, would be payable to Alecian. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4.”

In September 2007, in connection with the Lynx Acquisition, the Company entered into an earnout agreement with Lynx (the “Lynx Earnout Agreement”). The Lynx Earnout Agreement specifies additional earnout consideration that could be payable to Lynx. Earnout payments are conditioned upon the attainment of certain performance measurements for the Lynx business over a 12- to 24-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $0.5 million would be payable, in cash, to Lynx. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4.”

We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, at least through 2008, and the long-term operating and liquidity requirements for our existing operations. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, possible stockholder distributions and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1 – Business, Potential Future Strategies, Transactions and Changes.”

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (“Harvard Mills”) (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 33,607 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, until September 30, 2016. The Company occupied the New Space during the first quarter of 2007. Rental payment and rent expense related to the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”). The term of Third Amendment to Lease Agreement and the actual square footage covered under the lease was modified during the third quarter of 2007 to reflect the actual New Lease Commencement Date and the final determination of actual square footage upon the completion of the build-out of the New Space.

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

We lease office space under noncancellable operating lease arrangements through 2016. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $2.3 million, $1.3 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7” included elsewhere herein. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of December 31, 2007 and 2006, our outstanding obligations under the Capital Lease Arrangements totaled $837 thousand and $962 thousand, respectively. During the year ended December 31, 2007 and 2006, the Company made payments of principle and interest totaling $125 thousand and $20 thousand, respectively under the Capital Lease Arrangements.

Annual future minimum payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total
	(Amounts in thousands)
Capital leases (1)	$251	$494	$211	$—	$956
Operating leases	1,322	2,385	2,417	4,819	10,943

Total (2)	$1,573	$2,879	$2,628	$4,819	$11,899

(1) –	Presented future payments on capital lease obligations represent payments of principal and related interest.
(2) –	We had $200 thousand of gross liability for uncertain tax positions recorded in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2007. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9” included elsewhere herein.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15. The Company does not believe that adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. We are currently evaluating the impact that FSP 157-2 will have on our consolidated financial statements.

Related-Party Transactions

Synapse. Synapse, one of our largest customers, as discussed in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13” included elsewhere herein, is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors as of December 31, 2007. Mr. Loeb joined the Company’s Board of Directors in April 2000. Synapse has been an Edgewater customer since 1996. Service revenue from Synapse amounted to $7.0 million, $8.7 million and $8.4 million for 2007, 2006 and 2005, respectively. Accounts receivable balances for Synapse were $1.6 million and $1.4 million as of December 31, 2007 and 2006, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. Our existing one-year services contract with Synapse, which was entered into in January of 2007, automatically extended through June 30, 2008, as per the terms of the contract, on January 1, 2008. Based on the automatic six-month renewal and the amount of services being currently performed, it is anticipated that we will provide ongoing services to Synapse throughout 2008 and such services are expected to generate approximately $3.5 million in revenue during 2008.

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb, a member of our Board of Directors. Loeb Enterprises has been an Edgewater customer since 2006. Service revenue from Loeb Enterprises amounted to $147 thousand and $50 thousand for 2007 and 2006, respectively. The Company did not report any service revenue from Loeb Enterprises during the year ended December 31, 2005. Accounts receivable balances from Loeb Enterprises were $32 thousand and $4 thousand as of December 31, 2007 and December 31, 2006, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

Lease Agreement. Our Company entered into a lease agreement in 1999 (the “Original Lease”), which was modified in June 2000, with a stockholder who is a former officer and director and an immediate family member of one of our directors (the “Landlord”). The lease pertained to certain parcels of land and buildings in Fayetteville, Arkansas for our former corporate headquarters that were included in our Company’s discontinued operations since 2001. On June 28, 2007, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with the Landlord to terminate the Original Lease as of June 30, 2007, prior to its scheduled June 30, 2009 expiration date.

The Termination Agreement required the Company to make a lump sum payment of $503 thousand, which was paid on June 28, 2007 (the “Termination Payment”), representing the remaining lease payments due under the Original Lease, which was to expire on June 30, 2009, and a partial payment of projected 2008 real estate taxes. The amounts paid by the Company in connection with the Termination Agreement were previously accrued at the time the Company discontinued operations of certain divisions, which were sold in 2000 and 2001. Rent payments, including the Lease Termination Payment, related to these facilities totaled approximately $0.6 million (including the Termination Payment noted above), $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. See “Item 8 – Financial Statements and Supplementary Data –Notes to Consolidated Financial Statements – Note 13” included elsewhere herein.

Included in the “Certain Transactions” section of our 2008 Proxy Statement for our June 11, 2008 Annual Meeting of Stockholders’ is additional disclosure concerning our related-party transactions. Our Proxy Statement will be filed with the SEC on or before April 29, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2007 or 2006. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

For the last three years, the impact of inflation and changing prices has not been material on revenues or income from continuing operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

(b)	Not Covered by Above Report:

Unaudited Supplementary Quarterly Financial Information	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Edgewater Technology, Inc.

Wakefield, Massachusetts:

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). Also, as discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” (“SFAS No. 123R”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 17, 2008

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,629	$9,833
Marketable securities	15,146	23,308
Accounts receivable, net of allowance of $375 and $318, respectively[1]	15,791	10,883
Deferred income taxes, net	2,240	1,760
Prepaid expenses and other current assets	893	441

Total current assets	41,699	46,225

Property and equipment, net	4,749	3,391
Intangible assets, net	7,682	3,797
Goodwill	46,033	25,366
Deferred income taxes, net	20,015	16,789
Other assets	48	52

Total assets	$120,226	$95,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,171	$3,326
Accruals related to discontinued operations	23	588
Accrued bonuses[2]	3,811	1,971
Accrued payroll and related liabilities	1,836	1,280
Accrued commissions	1,102	991
Deferred revenue and other liabilities	920	252
Capital lease obligations, current	202	184

Total current liabilities	12,065	8,592

Capital lease obligations	635	778

Total liabilities	12,700	9,370

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 13,297 and 11,522 shares outstanding as of December 31, 2007 and 2006, respectively	297	297
Paid-in capital	212,496	213,979
Treasury stock, at cost, 16,439 and 18,214 shares at December 31, 2007 and 2006, respectively	(122,974)	(136,923)
Retained earnings	17,707	8,897

Total stockholders’ equity	107,526	86,250

Total liabilities and stockholders’ equity	$120,226	$95,620

[1]

Includes related-party amounts of $1,567 and $32 as of December 31, 2007 and $1,407 and $4 as of December 31, 2006 due from The Synapse Group, Inc. (“Synapse”) and Loeb Enterprises (“Loeb”), respectively.

[2]

Accrued bonuses as of December 31, 2007 includes amounts related to the Company’s 2007 performance-based bonus plan, quarterly consultant-based bonus plans related to our existing and acquired consultants and the final payout due under a Ranzal retention-based bonus plan.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Service revenue [3]	$63,188	$56,523	$39,788
Software revenue	2,383	1,304	1,528
Reimbursable expenses	2,919	2,256	1,810

Total revenue	68,490	60,083	43,126

Cost of revenue:
Project and personnel costs **	35,443	32,206	21,841
Software costs	2,030	1,120	1,475
Reimbursable expenses	2,919	2,256	1,810

Total cost of revenue	40,392	35,582	25,126

Gross profit	28,098	24,501	18,000

Operating expenses:
Selling, general and administrative **	21,335	18,721	15,883
Depreciation and amortization	2,448	1,755	1,046

Total operating expenses	23,783	20,476	16,929

Operating income	4,315	4,025	1,071

Interest income, net	1,599	1,283	1,054

Income before taxes and discontinued operations	5,914	5,308	2,125

Tax (benefit) provision	(2,896)	2,105	850

Income from continuing operations before discontinued operations	8,810	3,203	1,275

Discontinued operations:
Income from discontinued operations, net of applicable taxes	—	—	325

Net income	$8,810	$3,203	$1,600

Basic income per share:
Continuing operations	$0.75	$0.29	$0.13
Discontinued operations	—	—	0.03

Net income	$0.75	$0.29	$0.16

Weighted average shares, basic	11,793	10,980	10,241

Diluted income per share:
Continuing operations	$0.66	$0.27	$0.12
Discontinued operations	—	—	0.03

Net income	$0.66	$0.27	$0.15

Weighted average shares, diluted	13,358	11,956	10,653

** – The following amounts of share-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$378	$265	$—
Selling, general and administrative	1,101	936	229

Total share-based compensation	$1,479	$1,201	$229

[3]

Includes related-party amounts of $6,976, $8,750 and $8,441 for the years ended December 31, 2007, 2006 and 2005 from Synapse, respectively and $147 and $50 for the years ended December 31, 2007 and 2006 from Loeb, respectively. No revenue related to Loeb was recorded for the year ended December 31, 2005.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Deferred Stock-based Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2005	29,736	$297	$217,526	(19,187)	$(144,852)	$(469)	$4,094	$76,596
Issuance of common stock related to employee stock plans	—	—	(204)	68	459	—	—	255
Stock option exercises	—	—	(564)	248	1,605	—	—	1,041
Repurchase of common stock	—	—	—	(321)	(1,636)	—	—	(1,636)
Deferred share-based compensation	—	—	(246)	139	919	(444)	—	229
Net income	—	—	—	—	—	—	1,600	1,600

BALANCE, December 31, 2005	29,736	297	216,512	(19,053)	(143,505)	(913)	5,694	78,085
Deferred share-based compensation adjusted in connection with adoption of SFAS No. 123R	—	—	(913)	—	—	913	—	—
Issuance of common stock related to employee stock plans	—	—	(195)	75	568	—	—	373
Issuance of restricted stock awards	—	—	(1,091)	136	1,091	—	—	—
Issuance of common stock related to acquisition	—	—	(336)	265	2,016	—	—	1,680
Stock option exercises	—	—	(1,199)	363	2,907	—	—	1,708
Share-based compensation expense	—	—	1,201	—	—	—	—	1,201
Net income	—	—	—	—	—	—	3,203	3,203

BALANCE, December 31, 2006	29,736	297	213,979	(18,214)	(136,923)	—	8,897	86,250
Issuance of common stock related to employee stock plans	—	—	(182)	85	678	—	—	496
Issuance of restricted stock awards	—	—	(302)	38	302	—	—	—
Issuance of common stock related to acquisitions (See Note 4)	—	—	(756)	1,131	9,051	—	—	8,295
Stock option exercises	—	—	(1,722)	649	5,195	—	—	3,473
Shares surrendered in connection with option exercises and taxes	—	—	—	(128)	(1,277)	—	—	(1,277)
Share-based compensation expense	—	—	1,479	—	—	—	—	1,479
Net income	—	—	—	—	—	—	8,810	8,810

BALANCE, December 31, 2007	29,736	$297	$212,496	(16,439)	$(122,974)	$—	$17,707	$107,526

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,810	$3,203	$1, 600
Income from discontinued divisions	—	—	(325)

Net income from continuing operations	8,810	3,203	1,275
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	2,448	1,755	1,046
Provision for bad debts	126	210	189
Deferred income taxes	(3,706)	1,542	722
Excess tax benefits from stock options	(729)	(182)	—
Share-based compensation expense	1,479	1,201	229
Amortization of discounts/premiums on marketable securities, net	(63)	(332)	(226)
Loss on sale of marketable securities	(6)	(3)	—
Change in operating accounts:
Accounts receivable	(1,084)	1,152	(4,775)
Income tax refund receivable	—	—	1,430
Prepaid expenses and other current assets	(452)	946	(545)
Other assets	4	5	13
Accounts payable and accrued liabilities	204	(76)	(10)
Accrued payroll and related liabilities	1,543	(1,202)	1,994
Deferred revenue and other liabilities	668	(8)	(105)

Net cash provided by operating activities	9,242	8,211	1,237

Net cash used in discontinued operating activities	(565)	(141)	(156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	52,285	35,741	31,983
Purchases of marketable securities	(44,054)	(31,558)	(30,569)
Purchase of Vertical Pitch, LLC	(15,548)	—	—
Purchase of Lynx Business Intelligence Consulting, Inc.	(3,263)	—	—
Purchase of Alecian Corporation	(794)	—	—
Purchase of National Decision Systems, Inc., net of cash acquired	(709)	(6,624)	—
Purchase of Ranzal, net of cash acquired	—	(2,662)	(963)
Purchases of property and equipment	(2,278)	(1,606)	(531)

Net cash used in investing activities	(14,361)	(6,709)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(147)	(15)	—
Excess tax benefits from stock options	729	182	—
Proceeds from employee stock plans and stock option exercises	2,898	2,080	1,296
Repurchases of common stock	—	—	(1,636)

Net cash provided by (used) in financing activities	3,480	2,247	(340)

Net (decrease) increase in cash and cash equivalents	(2,204)	3,608	661
CASH AND CASH EQUIVALENTS, beginning of year	9,833	6,225	5,564

CASH AND CASH EQUIVALENTS, end of year	$7,629	$9,833	$6,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$53	$5	$—

Income taxes paid, net of refunds	$799	$377	$240

Cash receipts from related parties	$7,021	$8,815	$7,741

Cash paid to related parties	$628	$246	$216

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Goodwill adjustment (Note 4)	$—	$1 ,400	$—

Purchases of property and equipment under capital lease obligations (Note 7)	$22	$977	$—

Issuance of common stock for acquisitions and earnouts (Note 4)	$8,295	$1,680	$—

Issuance of restricted stock awards	$302	$1,091	$673

Shares surrendered in connection with option exercise and taxes	$1,277	$—	$—

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is an innovative technology management consulting firm providing a unique blend of premium information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of December 31, 2007, our Company employed approximately 302 technical consulting professionals and 367 total professionals throughout our network of satellite offices.

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

Cash and Cash Equivalents –

All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks. The Company’s cash equivalents consisted of $1.0 million in money market funds as of December 31, 2007. Cash equivalents consisted of $2.3 million in money market funds and $3.0 million in commercial paper as of December 31, 2006.

Marketable Securities –

Marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies and commercial paper. All marketable securities have original maturities greater than three months but less than one year at the date of purchase.

In December 2007 and February 2006, in connection with the acquisitions of Vertical Pitch, LLC (‘Vertical Pitch”) and National Decision Systems, Inc. (“NDS”), which are fully described in Note 4, the Company sold marketable security instruments prior to their maturity. The proceeds from the sale of the securities were used to fund the acquisitions. In accordance with SFAS No. 115, “Accounting for Investments in Certain Debt and Equity Securities,” the sales, as they are related to acquisition activity, do not represent a recurring activity within the Company’s marketable securities investment portfolio requiring the Company to change the securities held-to-maturity status.

Property and Equipment –

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. See Note 7 and Note 14 of the notes to the consolidated financial statements. Additions that extend the lives of the assets are capitalized, while repairs and maintenance costs are expensed as incurred.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Costs Incurred to Develop Software for Internal Use –

We account for costs related to software developed for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” (“SOP 98-1”). In accordance with SOP 98-1, the Company capitalizes certain internal and external costs, which are comprised of employee salaries and third-party consulting fees incurred during the application development stage of the project, to develop and implement the internal-use software. Such capitalized costs are expensed over the estimated life of the software, typically three years, using the straight-line method.

Impairment of Long-Lived Assets –

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by a comparison of cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model (see Note 8 of the notes to the consolidated financial statements). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and Intangible Assets –

Goodwill has an indefinite useful life and is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at historical cost. Our intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from 4 to 7.5 years and is further described in Notes 4 and 8.

Goodwill is tested for impairment at the reporting unit level at least annually, utilizing the “fair value” methodology. The Company evaluates the fair value of its reporting unit that includes the goodwill balance by utilizing various valuation techniques.

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment test on December 2, our selected annual measurement date. As of December 2, 2007, 2006 and 2005, after performing a valuation review, it was determined that there was no impairment to the recorded goodwill balance. Our goodwill balance as of December 31, 2007 and 2006 was $46.0 million and $25.4 million, respectively. The goodwill balance increased $20.6 million in 2007 due to the contingent earnout consideration paid to the former stockholders of NDS in connection with the successful completion of NDS’ first earnout period and the 2007 Acquisitions, as more fully discussed in Notes 4 and 8.

Other net intangibles amounted to $7.7 million and $3.8 million as of December 31, 2007 and 2006, respectively. The increase in intangible assets during 2007 is solely related to the acquisitions described in Note 4, which increased intangible assets by $5.3 million. The additions were offset by current year amortization.

Revenue Recognition –

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

For the years ended December 31, 2007, 2006 and 2005, revenue from technical consulting engagements, corporate performance management consulting engagements, and business consulting engagements represented the following:

Year Ended December 31,	Technical Consulting Engagements	Corporate Performance Management Consulting Engagements	Business Consulting Engagements
2007	57.2%	30.3%	12.5%
2006	61.2%	24.9%	13.9%
2005	72.4%	27.6%	—%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 95.0%, 89.0% and 82.5% of service revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 2.4%, 4.8% and 11.5% of service revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with Securities and Exchange Commission Staff Accounting Bulleting (“SAB”) SAB No. 104, “Revenue Recognition” (“SAB 104”), revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed or the revenue is earned. The warranty period is typically short term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the year ended December 31, 2007. We did recognized insignificant losses on fixed-price contracts during the years ended December 31, 2006 and 2005.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 2.6%, 6.0% and 9.2% of service revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

When a customer enters into a time and materials, fixed-price contract or a fixed-fee contract, the related revenue is accounted for under SAB 104 and Emerging Issues Task Force Abstract (“EITF”) No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”). For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2007 and 2006, the Company has recorded a deferred liability of approximately $238 thousand and $84 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 3.5%, 2.2% and 3.5% of total revenue for the years ending December 31, 2007, 2006 and 2005, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenue for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

Our revenue and earnings may fluctuate from year-to-year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, and allocations of fair value of elements under multiple element arrangements, and the valuation of our allowance for doubtful accounts.

Allowance for Doubtful Accounts –

The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management further analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however future write-offs could exceed the recorded allowance.

Cost of Services –

Our cost of services are comprised primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Interest Income, Net –

The following table represents the components of interest income, net:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Interest income	$1,652	$1,288	$1,054
Interest expense	(53)	(5)	—

Interest income, net	$1,599	$1,283	$1,054

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Provision for Taxes –

In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences either become deductible or expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future changes in the valuation allowance could result in additional income tax expense (benefit) and reduce or increase stockholders’ equity, and such changes could have a significant impact upon our earnings in the future.

As of January 1, 2007, the Company adopted FIN No. 48. As a result, income tax reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax position is recorded as a component of the income tax provision. FIN No. 48 is further described in Note 9.

Earnings Per Share –

Basic earnings per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. Following is a reconciliation of the shares used in computing basic and diluted earnings per share for the fiscal years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Shares used in computing basic earnings per share	11,793	10,980	10,241
Dilutive effect of stock options and unvested restricted stock awards, determined using the treasury stock method	1,565	976	412

Shares used in computing diluted earnings per share	13,358	11,956	10,653

Stock options for which the exercise price exceeds the average market price have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations of earnings per share in each of the periods presented. Had such shares been included, the presented number of shares for the diluted computation would have increased by approximately 0.4 million, 0.3 million and 2.7 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Fair Value of Financial Instruments –

Edgewater Technology’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Management believes that the marketable securities have interest rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying value for these instruments reasonably estimates fair value.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentrations of Credit Risk –

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, marketable securities and accounts receivable. The Company places its cash balances with reputable financial institutions and investments are generally limited to 10% in any one financial instrument. Marketable securities are carried at amortized cost or fair value, as appropriate. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had one and three customers with outstanding balances that accounted for greater than 10% of the consolidated accounts receivable balance as of December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006
Accounts receivable:
Synapse (related party – See Note 13)	11.4%	12.9%
Customer A	—%	11.6%
Customer B	—%	10.8%

For the years ended December 31, 2007, 2006 and 2005, three, two and two customers, respectively, including Synapse (a related party – See Note 13), each contributed more than 10% of the Company’s service revenue. For the years ended December 31, 2007, 2006 and 2005, our five largest customers represented 45.1%, 46.9% and 47.5% of our service revenue in the aggregate, respectively.

	Year Ended December 31,
	2007	2006	2005
Revenue:
Customer C	13.6%	12.7%	15.3%
Customer A	11.3%	—%	—%
Synapse (related party – See Note 13)	11.0%	15.5%	21.2%

Comprehensive Income –

There are no elements of comprehensive income other than net income.

Share-Based Compensation –

On January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123R, using the modified-prospective transition method, to account for share-based awards. SFAS No. 123R addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options and share-based awards with compensation cost measured using the fair value of the awards issued. In accordance with SFAS No. 123R, the Company recognizes compensation cost for granted, but unvested awards, new awards and awards modified, repurchased or cancelled after the required Effective Date. Prior period amounts have not been restated.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Had compensation expense related to stock options in the year ending December 31, 2005 been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been equal to the pro forma amounts indicated in the following table:

December 31, 2005
(In Thousands, Except Per Share Date)
Net income as reported	$1,600
Add: Share-based compensation expense included in reported net income, net of tax	137
Deduct: Total share-based compensation expense determined under fair value-based method for all awards, net of tax [1]	(607)

Pro forma income	$1,130

Basic earnings per share:
As reported	$0.16

Pro forma	$0.15

Diluted earnings per share:
As reported	$0.11

Pro forma	$0.11

1  –  Refer to Note 11 for information regarding the assumptions used by the Company in determining the fair value of granted share-based awards.

In November 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition (“short-cut”) method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC Pool of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123R. See Note 11 for additional information relating to the Company’s stock plans and the recognition of share-based compensation expense under SFAS No. 123R.

Segment Information –

The Company engages in business activities under one operating segment, which combines strategic consulting, technical knowledge, and industry domain expertise to develop custom technology and business process solutions.

Recent Accounting Pronouncements –

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 141R will have on our consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15. The Company does not believe that adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2008, FASB issued FASB FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. We are currently evaluating the impact that FSP 157-2 will have on our consolidated financial statements.

Reclassifications –

The Company has reclassified the presentation of certain prior period information to conform to the 2007 presentation. The comparative balance sheet presentation of accrued payroll and related liabilities has been expanded to breakout accrued bonuses and the cash flows from operating activities and cash flows from investing activities have been expanded to present the excess tax benefits from stock options.

3.	MARKETABLE SECURITIES:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to corporate bonds and commercial paper.

As of December 31, 2007 and 2006, the amortized cost and fair value of our marketable securities consisted of the following:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$11,157	$31	$—	$11,188
Corporate bonds	3,989	4	(1)	3,992

Total marketable securities	$15,146	$35	$(1)	$15,180

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$17,504	$9	$—	$17,513
Corporate bonds	5,804	—	—	5,804

Total marketable securities	$23,308	$9	$—	$23,317

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	MARKETABLE SECURITIES (Continued):

Amortization expense related to the net discounts and premiums on our held-to-maturity securities was $0.06 million, $0.03 and $0.2 million for the year ended December 31, 2007, 2006 and 2005, respectively.

4.	BUSINESS COMBINATIONS:

Acquisition of Vertical Pitch, LLC: On December 10, 2007, the Company acquired substantially all of the assets and liabilities of Vertical Pitch, LLC (“Vertical Pitch”), pursuant to the terms of an Asset Purchase Agreement (the “Vertical Pitch Acquisition”). Vertical Pitch is a provider of Corporate Performance Management (“CPM”)/Business Intelligence (“BI”) solutions and is located in Denver, Colorado. The acquisition expanded Edgewater’s CPM/BI service offerings and continued the expansion of Edgewater’s geographical footprint providing a Denver-based presence. The Company paid Vertical Pitch total consideration of approximately $20.6 million, consisting of an initial upfront payment at closing of approximately $14.6 million in cash and 876,038 shares, valued at approximately $6.0 million, of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a lock-up agreement which expires over a three-year period. The Company incurred $0.9 million of direct acquisition costs. Approximately 29% of the total consideration paid to Vertical Pitch was allocated, under contractual arrangement, to certain employees of Vertical Pitch.

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$2,271
Acquired intangible assets	3,950	5 Years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	15,459

Total purchase price	$21,680

There is no future contingent earnout consideration payable to Vertical Pitch in connection with the Vertical Pitch Acquisition.

The Vertical Pitch Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of December 10, 2007, are included in the Company’s accompanying consolidated statement of operations. The following table sets forth supplemental unaudited pro forma financial information that assumes the Vertical Pitch Acquisition was completed on January 1, 2006. The information for the years ended December 31, 2007 and 2006 include the historical results of Vertical Pitch.

The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, a reduction in administrative wages and benefits related to the elimination of administrative and support positions and estimated income tax expense recorded at statutory federal and state income tax rates. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	Year Ended December 31,
	2007	2006
	(In Thousands, Except Per Share Data)
Pro forma total revenue	$81,705	$69,100
Pro forma net income	$9,899	$3,539
Pro forma diluted earnings per share	$0.74	$0.28

Acquisition of Lynx Business Intelligence Consulting, Inc.: On September 24, 2007, the Company acquired certain assets and liabilities of Lynx Business Intelligence Consulting, Inc. (“Lynx”), pursuant to the terms of an Asset Purchase Agreement (the “Lynx Acquisition”). Lynx is a provider of professional consulting services in the CPM/BI industry and is located in Buena Park, California. The acquisition expanded Edgewater’s CPM/BI service offerings and expanded the Company’s geographical footprint to the west coast. The Company paid Lynx total consideration of approximately $5.0 million, consisting of an initial upfront payment at closing of approximately $3.0 million in cash and 233,599 shares, valued at approximately $2.0 million, of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $309 thousand of direct acquisition costs.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATIONS (Continued):

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$360
Acquired intangible assets	1,070	4 to 5 Years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	3,819

Total purchase price	$5,249

In addition, an agreement was entered into in connection with the Lynx Acquisition, and it specifies additional earnout consideration that could be payable to Lynx. Earnout payments are conditioned upon the attainment of certain performance measurements for the Lynx business over a 12- to 24-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $0.5 million would be payable, in cash, to Lynx. Any additional future contingent earnout consideration paid by the Company will increase the recorded goodwill amount.

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

Acquisition of Alecian Corporation: On July 2, 2007, the Company acquired certain assets and liabilities of Alecian Corporation (“Alecian”), pursuant to the terms of a definitive Asset Purchase Agreement (the “Alecian Acquisition”). Alecian, which is located in Westport, Connecticut, provides its customers with CPM-related technology solutions that assist with strategic and operational management decisions. The Company paid Alecian total cash consideration of $0.5 million at closing. The Company incurred $0.3 million of direct acquisition costs.

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$24
Acquired intangible assets	270	4 to 5 Years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	499

Total purchase price	$793

In addition, an earnout agreement was entered into in connection with the Alecian Acquisition, and it specifies additional earnout consideration that could be payable to Alecian. Earnout payments are conditioned upon the attainment of certain performance measurements for the Alecian business over a 12-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $1.0 million would be payable to Alecian. Any additional future contingent earnout consideration paid by the Company will increase the recorded goodwill amount.

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

Acquisition of National Decision Systems, Inc.: On February 15, 2006, the Company acquired all of the outstanding capital stock of NDS, pursuant to the terms of a Stock Purchase Agreement. NDS provides Business Process Improvement, Program Management and Merger and Acquisition consulting services and is located in Stamford, CT. The acquisition expanded Edgewater’s service offerings and provided a gateway into the New York/New Jersey market. The Company paid to the stockholder of NDS total consideration of approximately $10.2 million, consisting of an initial upfront payment at closing of approximately $7.1 million in cash, $1.4 million in assumed liabilities and 264,610 shares, valued at approximately $1.7 million, of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $0.7 million of direct acquisition costs.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATIONS (Continued):

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$336
Acquired intangible assets	3,500	4 Years
Goodwill (not deductible for tax purposes)	7,109

Total purchase price	$10,945

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

In addition, an earnout agreement was entered into in connection with the NDS Acquisition, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over a 12 to 24 month period from the date of the acquisition. On February 15, 2007, the former NDS stockholders completed the first of two twelve-month earnout periods, during which the required minimum performance measurements were achieved. During the first quarter of 2007, the Company accrued $886 thousand payable to the former NDS stockholders directly related to the completion of the first earnout period. In April 2007, $709 thousand of the contingent earnout consideration was paid in cash and $177 thousand was settled through the issuance of 21,751 shares of Common Stock. The contingent earnout consideration paid to the former NDS stockholders was recorded as an increase in goodwill in the Company’s balance sheet during the first quarter of 2007.

The Company will have to pay additional earnout consideration to the former NDS stockholders at the conclusion of the second earnout period, which concluded on February 15, 2008. As of December 31, 2007, the Company anticipates that it will record and pay additional earnout consideration of up to approximately $0.2 million during the first quarter of 2008 related to the second and final NDS earnout period. Any additional future contingent earnout consideration paid by the Company will increase the recorded goodwill amount.

The NDS acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of February 15, 2006, are included in the Company’s accompanying consolidated statements of operations. Pro forma financial information related to the NDS acquisition was not presented as the effect of this acquisition was not material to the Company.

5.	DISCONTINUED OPERATIONS:

During the second quarter of 2000, the Company began to divest itself from its staffing businesses. Between June of 2000 and March of 2001, the Company disposed of several of its business divisions in various stock and equity transactions. In connection with the Company’s divesture of its staffing businesses, the Company recorded certain estimated accruals to cover anticipated expenses. As of December 31, 2007, the remaining accrual for discontinued operations amounted to $23 thousand.

In June 2007, as more fully described in Note 13, the Company entered into a lease termination agreement to terminate the lease related to the Company’s former headquarters, prior to its scheduled June 30, 2009 expiration date. The lease termination agreement required the Company to make a lump sum payment of $503 thousand, representing the remaining lease payments due under the Original Lease and a partial payment of projected 2008 real estate taxes.

The remaining $23 thousand accrual for discontinued operations, as of December 31, 2007, provides for the future insurance benefits payable to certain former executives of the Company and the remaining unresolved IRS assessment, which the Company continues to dispute.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $4.9 million and $3.3 million at December 31, 2007 and 2006, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any possible losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Balance at beginning of year	$318	$403	$214
Provisions for bad debts	126	210	189
Charge-offs, net of recoveries	(69)	(295)	—

Balance at end of year	$375	$318	$403

7.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2007	2006
	(In Thousands)
Furniture, fixtures and equipment	$1,787	$1,126
Computer equipment and software	1,674	3,975
Leasehold improvements	3,951	2,628

	7,412	7,729
Less accumulated depreciation and amortization	2,663	4,338

Total	$4,749	$3,391

Depreciation expense related to property and equipment for the years ended December 31, 2007, 2006 and 2005 totaled approximately $1.0 million, $0.6 million and $0.5 million, respectively.

The above table of property and equipment includes assets under capital leases as listed below.

	December 31,
	2007	2006
	(In Thousands)
Furniture, fixtures and equipment	$999	$977
Computer equipment and software	—	—
Leasehold improvements	—	—

	999	977
Less accumulated depreciation and amortization	159	13

Total	$840	$964

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2007	2006
	(In Thousands)
Goodwill:
Balance at beginning of year	$25,366	$15,595
Acquisitions consummated during 2007	19,781	—
Acquisition consummated during 2006	—	7,109
Additional consideration related to 2006 acquisition	886	—
Additional consideration related to 2004 acquisition	—	2,662

Balance at end of year	$46,033	$25,366

The increase in goodwill during the year ended December 31, 2007 was related to the following:

•

In December 2007, the Company recorded $15.5 million in goodwill in connection with the Vertical Pitch Acquisition. There is no future contingent earnout consideration payable to Vertical Pitch in connection with the Vertical Pitch Acquisition. The Vertical Pitch Acquisition is more fully described in Note 4.

•

In September 2007, the Company recorded $3.8 million in goodwill in connection with the Lynx Acquisition. Per the terms of the asset purchase agreement, Lynx is eligible for future contingent earnout consideration, which is conditioned upon the attainment of certain performance measurements for the Lynx business over a 12- to 24-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $0.5 million would be payable, in cash, to Lynx. The Lynx Acquisition is more fully described in Note 4.

•

In July 2007, the Company recorded $0.5 million in goodwill in connection with the Alecian Acquisition. Per the terms of the asset purchase agreement, Alecian is eligible for future contingent earnout consideration, which is conditioned upon the attainment of certain performance measurements for the Alecian business over a 12-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $1.0 million would be payable to Alecian. The Alecian Acquisition is more fully described in Note 4.

•

In February 2007, the stockholders of NDS successfully completed their first twelve-month earnout period. Per the terms of the stock purchase agreement, the former stockholders of NDS are eligible for future contingent earnout consideration, if certain profitability thresholds are met, during the period commencing on February 15, 2006 and ended on February 15, 2007 (the “First NDS Earnout Period”) and the period commencing February 15, 2007 and ended on February 15, 2008 (the “Second NDS Earnout Period”). During the current year, in connection with the successful completion of the First NDS Earnout Period, the Company recorded and paid $0.9 million in contingent earnout consideration to the former stockholders of NDS. As of December 31, 2007, the Company anticipates that it will record and pay additional earnout consideration of approximately $0.2 million during the first quarter of 2008 related to the Second NDS Earnout Period. Of this amount, approximately 80% of the contingent earnout consideration will be payable in cash and 20% will be payable in the Company’s Common Stock. The NDS Acquisition is more fully described in Note 4.

Following is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$2,910	$2,077	$833	$2,230	$1,945	$285
Customer relationships	9,540	2,691	6,849	4,930	1,418	3,512
Trade name and trademark	100	100	—	100	100	—

	$12,550	$4,868	$7,682	$7,260	$3,463	$3,797

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	GOODWILL AND INTANGIBLE ASSETS (Continued):

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 7.5 years
Trade name and trademark	2 years

As of December 31, 2007, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company from 2003 to 2007. These transactions include the Vertical Pitch, Lynx, Alecian, NDS, Ranzal and Intelix acquisitions. The Vertical Pitch, Lynx, Alecian and NDS transactions are further described in Note 4. The Ranzal and Intelix acquisitions were completed in 2004 and 2003, respectively and are discussed in greater detail in the Company’s previously filed reports with the SEC.

We amortize intangible assets assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. The weighted average amortization period for all intangible assets subject to amortization was 3.8 years and 3.1 years as of December 31, 2007 and 2006, respectively. The weighted-average amortization period for non-compete agreements subject to amortization was 4.2 years and 2.7 years as of December 31, 2007 and 2006, respectively. The weighted-average amortization period for customer relationships subject to amortization was 3.8 years and 3.1 years as of December 31, 2007 and 2006, respectively. Trade name and trademark intangible assets subject to amortization were fully amortized as of December 31, 2006. Amortization expense related to all intangible assets was $1.4 million, $1.2 million and $0.5 million in 2007, 2006 and 2005, respectively.

Estimated annual amortization expense for the next five years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2008	$3,083
2009	$2,642
2010	$1,033
2011	$533
2012	$371

9.	INCOME TAXES:

The (benefit) provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Current tax expense:
Federal	$138	$98	$66
State	473	465	63

	611	563	129

Deferred tax (benefit) expense:
Federal	(1,891)	(117)	962
State	80	409	9,203
Change in valuation allowance	(1,896)	1,250	(9,444)

	(3,707)	1,542	721

Unrecognized tax benefit	200	—	—

Income tax (benefit) provision	$(2,896)	$2,105	$850

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$26,700	$25,371
Non-deductible reserves and accruals	642	776
Share-based compensation	567	238

Total deferred income tax assets	27,909	26,385
Deferred income tax liabilities:
Acquired intangible assets	(723)	(1,020)
Depreciation and amortization	(154)	(34)
Other	(198)	(308)

Total deferred income tax liabilities	(1,075)	(1,362)

Valuation allowance	(4,579)	(6,474)

Deferred income tax, net	$22,255	$18,549

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2007		December 31, 2006
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$2,675	$21,150	$2,187	$17,948
Liabilities	(435)	(1,135)	(427)	(1,159)

Net asset	$2,240	$20,015	$1,760	$16,789

As of December 31, 2007, we have tax affected net operating loss carryforwards for federal income tax purposes of approximately $19.0 million and tax credits of approximately $7.2 million, which expire at various intervals through 2024. In addition, the Company has various tax affected net operating loss carryforwards for state income tax purposes of approximately $0.5 million, which expire at various intervals through 2024. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

Due to the uncertainty surrounding the realization and timing of certain deferred tax assets, the Company recorded a valuation allowance of approximately $4.6 million and $6.5 million as of December 31, 2007 and 2006, respectively, which reduces the net assets to amounts management believes are more likely than not to be realized before they expire. As of December 31, 2007, the valuation allowance primarily consists of reserves provided for certain state net operating loss carryforwards and foreign tax credits.

During the fourth quarter of 2007, the Company, in light of current year operating results and the 2007 Acquisitions, completed certain analyses related to the historical valuation allowance that had been provided against certain deferred tax assets. As a result of this review, the Company reversed, on a net basis, approximately $1.9 million in valuation allowance. A majority of the valuation allowance reversal was a result of the Company’s judgment, based upon its current and anticipated future profitability, that it was more likely than not that the Company would be able to fully realize certain state and federal net operating loss carryforwards. In 2006, the increase in the Company’s valuation allowance related to the Company fully reserving the net increases to its deferred tax assets due to uncertainty with respect to the Company’s ability to recognize the future benefit of the deferred tax assets.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations result from the following:

	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$2,011	34.0%	$1,804	34.0%	$722	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	318	5.4	249	4.7	63	3.0
Non-deductible intangible assets and goodwill amortization charges	19	0.3	19	0.4	48	2.2
Reversal of valuation allowance against certain deferred tax assets	(1,896)	(32.1)	—	—	—	—
Benefit related to recognition of foreign tax credits and other deferred tax asset attributes	(3,606)	(61.0)	—	—	—	—
Unrecognized tax benefits	200	3.4	—	—	—	—
Other, net	58	1.0	33	0.6	17	0.8

	$(2,896)	(49.0)%	$2,105	39.7%	$850	40.0%

The Company adopted the provisions of FIN No. 48 effective January 1, 2007. We established no liabilities for unrecognized income tax benefits, penalties and interest at the time of our adoption. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Year Ended December 31, 2007
(In Thousands)
Gross unrecognized tax benefits at beginning of year	$—
Increases in tax positions in the current year	150
Settlements	—
Accrued penalties and interest	50

Gross unrecognized tax benefits at end of year	$200

As of December 31, 2007, the $0.2 million tax benefit, if recognized, would increase our 2007 annual effective tax rate from a benefit of (49.0)% to a benefit of (52.3%). We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We are subject to U.S. federal tax as well as income tax in multiple states and local jurisdictions. The Company’s 2003, 2004, 2005 and 2006 tax years are open and may be subject to examination by these taxing authorities. To our best knowledge we are no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2002. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters. However, we believe that the resolution of any future income tax examination will not have a material effect on our financial position or results of operations.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax (benefit) provision.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the plan were approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS:

Overview

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

As of December 31, 2007, there were 90,034 and 17,850 shares available for future grant under the 2000 Plan and 2003 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

During the year ended December 31, 2007, the Company granted 500,350 stock options (excluding issuances of restricted share awards issued under the 2003 Plan), principally as part of the annual employee performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

The fair value of each option award granted during 2007, 2006 and 2005, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2007	2006	2005
Expected volatility	41.9%	46.0%	62.0%
Expected dividend yield	— %	— %	— %
Expected life (in years)	5.3	4.1	4.0
Risk-free interest rate	4.7%	4.7%	4.35%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2007, 2006 and 2005 was $4.00, $2.71 and $2.26 per share, respectively. The total fair value of share awards vested during the years ended December 31, 2007, 2006 and 2005 was $0.7 million, $0.8 million and $1.2 million, respectively.

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2007	4,093,314	$5.70
Granted	500,350	8.92
Exercised	(649,287)	5.35
Forfeited or expired	(121,593)	8.57

Outstanding at December 31, 2007	3,822,784	$6.09	4.40	$5,694

Vested and expected to vest at December 31, 2007	3,615,715	$5.99	4.06	$5,584

Exercisable at December 31, 2007	3,042,568	$5.67	3.51	$5,274

The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was approximately $1.9 million, $0.7 million and $0.4 million, respectively.

The following is a summary of stock options outstanding and exercisable under the Equity Plans as of December 31, 2007:

Options Outstanding				Options Exercisable
Number of Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
976,726	$3.72 – $4.95	4.6	$4.12	921,551	$4.09
1,165,388	5.00 – 6.18	4.1	6.01	978,136	6.00
1,151,780	6.25 – 7.56	3.3	6.36	1,070,791	6.33
515,950	7.75 – 9.81	7.2	8.95	59,150	8.84
12,940	18.25 – 30.46	0.6	23.38	12,940	23.38

3,822,784		4.4	$6.09	3,042,568	$5.67

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

2003 Equity Incentive Plan – Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2007, 252,170 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

During the years ended December 31, 2007, 2006 and 2005, the Company issued 37,800, 136,400 and 138,750 restricted share awards, respectively to employees at a purchase price of $0.01 per share. Additionally, the Company recognized share-based compensation expense of $471 thousand, $388 thousand and $229 thousand during the years ended December 31, 2007, 2006, and 2005, respectively related to restricted share awards.

A summary of non-vested restricted share activity under the 2003 Plan is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2007	297,400	5.51
Granted	37,800	9.06
Vested	(80,030)	5.32
Forfeited or expired	(3,000)	4.14

Non-vested at December 31, 2007	252,170	$6.11

Expected to vest at December 31, 2007	252,170	$6.11

The total fair value of stock awards vested during the years ended December 31, 2007, 2006 and 2005 was $426 thousand, $254 thousand and $193 thousand, respectively.

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employee’s annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of December 31, 2007, 195,608 shares were available for future issuance.

During the year ended December 31, 2007, 2006 and 2005, the Company issued 84,741, 75,109 and 68,198 shares, respectively, to employees under the ESPP.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility.

	Year Ending December 31,
	2007	2006
Expected volatility	34.9%	46.0%
Expected dividend yield	— %	— %
Expected life (in years)	0.25	1.67
Risk-free interest rate	4.7%	4.7%

The weighted-average fair value of the shares issued under the ESPP offerings in 2007 and 2006, based upon the assumptions in the preceding table, was $1.73 and $2.26, respectively.

Compensation Expense

Share-based compensation expense under all of the Company’s share-based plans was $1.5 million, $1.2 million and $0.2 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $2.9 million, $2.1 million and $1.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. During 2007 and 2006, the Company recognized related tax benefits of $729 thousand and $182 thousand, respectively.

As of December 31, 2007, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $3.1 million and is expected to be recognized over a period of 5.3 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

12.	CAPITAL STOCK:

Common and Preferred Stock –

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2007 and 2006, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2007 and 2006.

Stockholder Rights Plan –

The Company has a stockholder rights plan, commonly referred to as a “poison pill,” that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under this plan, our Board of Directors can issue preferred stock in one or more series without stockholder action. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us. No preferred stock has been issued as of December 31, 2007.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	CAPITAL STOCK (Continued):

Treasury Stock Repurchase Program –

In December 2007, our Board of Directors authorized a stock repurchase program for up to $5.0 million of common stock through December 31, 2008 (the “Stock Repurchase Program”). The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice. The Company did not repurchase any shares of its outstanding common stock during the year ended December 31, 2007.

During the year ended December 31, 2005, under a stock repurchase program that expired on February 25, 2005 without renewal (the “Original Stock Repurchase Program”), the Company repurchased 321,029 shares of its outstanding common stock for an aggregate purchase price of $1.6 million. From the inception of the Original Stock Repurchase Program in 2000 through its February 25, 2005 expiration date, we repurchased 3.6 million shares of our common stock for an aggregate purchase price of approximately $17.9 million. The Company did not repurchase any shares of its common stock during the year ended December 31, 2006.

13.	RELATED PARTY TRANSACTIONS:

Synapse. Synapse, one of our largest customers and is considered a related party as its former President and Chief Executive Officer, Michael Loeb, is also a member of our Board of Directors. Mr. Loeb, who resigned as the President and Chief Executive Officer of Synapse during 2005, remains a member of Synapse’s board of directors as of December 31, 2007. Mr. Loeb joined the Company’s Board of Directors in April 2000. Synapse has been an Edgewater customer since 1996. Service revenue from Synapse amounted to $7.0 million, $8.7 million and $8.4 million for 2007, 2006 and 2005, respectively. Accounts receivable balances for Synapse were $1.6 million and $1.4 million as of December 31, 2007 and 2006, which amounts were on customary business terms. The Company typically provides services to Synapse related to infrastructure services, custom software development, and systems integration. Services are provided on both a fixed-fee and time and materials basis. Our contracts with Synapse, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers. Our existing one-year services contract with Synapse, which was entered into in January of 2007, automatically extended through June 30, 2008, as per the terms of the contract, on January 1, 2008. Based on the automatic six-month renewal and the amount of services being currently performed, it is anticipated that we will provide ongoing services to Synapse throughout 2008 and such services are expected to generate approximately $3.5 million in revenue during 2008. There is no guarantee that the Company will be able to successfully negotiate a new contract with synapse at the end of the current contract period.

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb, a member of our Board of Directors. Loeb Enterprises has been an Edgewater customer since 2006. Service revenue from Loeb Enterprises amounted to $147 thousand and $50 thousand for 2007 and 2006, respectively. The Company did not report any service revenue from Loeb Enterprises during the year ended December 31, 2005. Accounts receivable balances from Loeb Enterprises were $32 thousand and $4 thousand as of December 31, 2007 and December 31, 2006, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

Lease Agreement. Our Company entered into a lease agreement in 1999 (the “Original Lease”), which was modified in June 2000, with a stockholder who is a former officer and director and an immediate family member of one of our directors (the “Landlord”). The lease pertained to certain parcels of land and buildings in Fayetteville, Arkansas for our former corporate headquarters that were included in our Company’s discontinued operations since 2001. On June 28, 2007, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with the Landlord to terminate the Original Lease as of June 30, 2007, prior to its scheduled June 30, 2009 expiration date.

The Termination Agreement required the Company to make a lump sum payment of $503 thousand, which was paid on June 28, 2007 (the “Termination Payment”), representing the remaining lease payments due under the Original Lease, which was to expire on June 30, 2009, and a partial payment of projected 2008 real estate taxes. The amounts paid by the Company in connection with the Termination Agreement were previously accrued at the time the Company discontinued operations of certain divisions, which were sold in 2000 and 2001. Rent payments, including the Lease Termination Payment, related to these facilities totaled approximately $0.6 million (including the Termination Payment noted above), $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	COMMITMENTS AND CONTINGENCIES:

Commitments. On May 4, 2006, the Company executed and made effective an amendment to its Second Amendment to Lease agreement with Harvard Mills Limited Partnership (“Harvard Mills”) (the “Third Amendment to Lease Agreement”). The Third Amendment to Lease Agreement pertains to the Company expanding its current office space at its corporate headquarters in Wakefield, Massachusetts by an additional 33,607 square feet (the “New Space”). The Third Amendment to Lease Agreement extends the existing lease term related to our corporate headquarters located in Wakefield, Massachusetts for an additional three years, until September 30, 2016. The Company occupied the New Space during the first quarter of 2007. Rental payment and rent expense related to the New Space commenced at the beginning of the fourth quarter of 2006 (the “New Lease Commencement Date”). The term of Third Amendment to Lease Agreement and the actual square footage covered under the lease have been modified during 2007 to reflect the actual New Lease Commencement Date and the final determination of actual square footage upon the completion of the build-out of the New Space.

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

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in Note 7. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of December 31, 2007 and 2006, our outstanding obligations under the Capital Lease Arrangements totaled $837 thousand and $962 thousand, respectively. During the year ended December 31, 2007 and 2006, the Company made payments of principle and interest totaling $185 thousand and $20 thousand, respectively under the Capital Lease Arrangements.

Edgewater Technology leases office space and certain equipment under capital and operating leases that expire at various times through 2016. As discussed in Note 13, one of these facilities was leased from a related party, which lease was terminated in June 2007. Accordingly, there are no future commitments related to this lease. Annual future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007, were as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(Amounts in Thousands)
2008	$251	$1,322
2009	251	1,176
2010	243	1,209
2011	158	1,209
2012	53	1,208
Thereafter	—	4,819

	956	$10,943

Less amounts representing interest	119

	$837

Rent payments under operating leases, including amounts paid to related parties included in discontinued operations, was approximately $2.3 million, $1.3 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Item 8B.

Unaudited Supplementary Quarterly Financial Information

(In Thousands, Except Per Share Data)

The net income and earnings per share amounts below include results from discontinued operations.

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$16,273	$18,577	$16,352	$17,288	$68,490
Gross profit	6,781	7,553	6,936	6,828	28,098
Income before discontinued operations	837	1,046	1,097	5,830	8,810
Net income	837	1,046	1,097	5,830	8,810
Basic income per share before discontinued operations	$0.07	$0.09	$0.09	$0.47	$0.75
Diluted income per share before discontinued operations	$0.07	$0.09	$0.09	$0.44	$0.66
Basic income per share	$0.07	$0.08	$0.08	$0.47	$0.75
Diluted income per share	$0.07	$0.08	$0.08	$0.44	$0.66

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$14,308	$14,890	$15,163	$15,722	$60,083
Gross profit	5,160	5,981	6,544	6,816	24,501
Income before discontinued operations	460	435	1,064	1,244	3,203
Net income	460	435	1,064	1,244	3,203
Basic income per share before discontinued operations	$0.04	$0.04	$0.10	$0.11	$0.29
Diluted income per share before discontinued operations	$0.04	$0.04	$0.09	$0.10	$0.27
Basic income per share	$0.04	$0.04	$0.10	$0.11	$0.29
Diluted income per share	$0.04	$0.04	$0.09	$0.10	$0.27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited the internal control over financial reporting of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 17, 2008

(c) Changes in Controls and Procedures

There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of our most recent evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 29, 2008. These items include:

(a)	The information called for by Item 10 of Form 10-K, involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors – Nominees for Election” and “Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 11, 2008.

(b)	The information called for by Item 10 of Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership – Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 11, 2008.

(c)	The information called for by Item 10 of Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance – Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 11, 2008.

(d)	The information called for by Item 10 for Form 10-K involving paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 for Regulation S-K is incorporated by reference to the material under caption “Corporate Governance – Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 11, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance – Compensation of Outside Directors” and “Compensation of Named Executive Officers – Summary Compensation Table” in our proxy statement for our Annual Meeting of Stockholders to be held on June 11, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Corporate Governance – Compensation of Outside Directors,” “Compensation of Named Executive Officers – Summary Compensation Table,” “Equity Compensation Plans – Equity Compensation Plan Information” and “Stock Ownership – Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 11, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance – Board and Board Committee Matters” and “Certain Transactions” in our proxy statement for our Annual Meeting of Stockholders to be held on June 11, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Regulation 14A is incorporated herein by reference to the material under the captions “Corporate Governance – Board and Board Committee Matters – Audit Committee” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 11, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)	2.	Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

(a)	3.	See “Exhibit Index” on the following pages.

(a) 3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Earnout Agreement dated as of February 15, 2006 by and among Edgewater Technology, Inc. and certain stockholders of National Decision Systems, Inc. (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on February 15, 2006).

2.2	Asset Purchase Agreement dated as of December 10, 2007, by and among Edgewater Technology-Ranzal, Inc., Vertical Pitch, LLC and Daniel Gudal (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 12, 2007).

3.1	Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.2	Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.3	Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Incorporated by reference from Exhibit 3.3 to the Company’s Form 10-K filed with the SEC on March 16, 1999).

3.4	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.5	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 28, 2007).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

10.2	The Company’s 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-29689)), which has been terminated by approval and adoption of the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan referenced in Exhibit 10.52.

10.3	The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998). (1)

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description
10.4	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002). (1)

10.5	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002. (Incorporated by reference from Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002) which has been amended and in its current state is reflected in Exhibit 10.51.(1)

10.6	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-50912 filed with the SEC on May 30, 2002).(1)

10.7	Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313 filed with the SEC on May 30, 2002). (1)

10.8	Lease Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2000 and effective as of July 1, 2000 for Edgewater Technology, Inc.’s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).

10.9	Sublease Agreement dated as of July 1, 2002 by and between the Company and Tyson Foods, Inc. for the sublease of the property at 302 E. Millsap Rd., in Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).

10.10	Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.11	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.12	Employment Agreement by and among the Company, Edgewater Delaware and Dave Clancey dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Dave Clancey. (Incorporated by reference from Exhibit 10.58 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.13	Employment Agreement by and among the Company, Edgewater Delaware and Dave Gallo dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of July 31, 2000 by and between Edgewater Delaware and Dave Gallo. (Incorporated by reference from Exhibit 10.59 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.14	Employment Agreement by and among the Company, Edgewater Delaware and Kevin Rhodes dated as of May 22, 2003, which supersedes and terminates that certain employment agreement dated as of July 19, 2002 by and between the Company and Kevin Rhodes. (Incorporated by reference from Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description
10.15	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.16	Lease Termination Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2007 for Edgewater Technology, Inc.’s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 3, 2007).

10.17	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.18	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey. (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.19	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Gallo dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Gallo. (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.20	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Kevin Rhodes dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Kevin Rhodes. (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2007.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See Signature Page).*

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification –Chief Financial Officer*

32	Section 1350 Certification*

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).
*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 17, 2008.

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

Name	Title	Date

/s/ SHIRLEY SINGLETON	Chairman, President and Chief Executive Officer	March 17, 2008
Shirley Singleton

/s/ KEVIN R. RHODES	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 17, 2008
Kevin R. Rhodes

/s/ WAYNE WILSON	Director	March 17, 2008
Wayne Wilson

/s/ CLETE T. BREWER	Director	March 17, 2008
Clete T. Brewer

/s/ PAUL E. FLYNN	Director	March 17, 2008
Paul E. Flynn

/s/ PAUL GUZZI	Director	March 17, 2008
Paul Guzzi

/s/ NANCY L. LEAMING	Director	March 17, 2008
Nancy Leaming

/s/ MICHAEL R. LOEB	Director	March 17, 2008
Michael R. Loeb

/s/ BARRY B. WHITE	Director	March 17, 2008
Barry B. White