Form 10-Q
period 2008-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2008-05-12
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 2, 2008 was 13,387,022.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,769	$7,629
Marketable securities	13,101	15,146
Accounts receivable, net[1] of allowance of $408 and $375, respectively	16,534	15,791
Current portion of deferred income taxes, net	2,240	2,240
Prepaid expenses and other current assets	957	893

Total current assets	38,660	41,699
Property and equipment, net	4,604	4,749
Intangible assets, net	6,911	7,682
Goodwill	46,138	46,033
Deferred income taxes, net	20,015	20,015
Other assets	48	48

Total assets	$116,376	$120,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,627	$4,194
Accrued bonuses	1,062	3,811
Accrued payroll and related liabilities	1,051	1,836
Accrued commission	611	1,102
Deferred revenue and other liabilities	801	920
Capital lease obligations, current	205	202

Total current liabilities	7,357	12,065
Capital lease obligations	582	635

Total liabilities	7,939	12,700
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2008 and December 31, 2007, 13,333 and 13,297 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	297	297
Paid-in capital	212,910	212,496
Treasury stock, at cost, 16,403 and 16,439 shares at March 31, 2008 and December 31, 2007, respectively	(122,680)	(122,974)
Retained earnings	17,910	17,707

Total stockholders’ equity	108,437	107,526

Total liabilities and stockholders’ equity	$116,376	$120,226

See notes to the unaudited condensed consolidated financial statements.

[1]

Includes related-party amounts of $28 and $32 as of March 31, 2008 and December 31, 2007, respectively due from Loeb Enterprises. Refer to Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Service revenue [2]	$17,961	$15,226
Software revenue	455	375
Reimbursable expenses	1,045	672

Total revenue	19,460	16,273
Cost of revenue:
Project and personnel costs **	10,651	8,530
Software costs	359	290
Reimbursable expenses	1,045	672

Total cost of revenue	12,055	9,492

Gross profit	7,406	6,781
Operating expenses:
Selling, general and administrative **	6,193	5,160
Depreciation and amortization	1,045	567

Total operating expenses	7,238	5,727

Operating income	168	1,054
Interest income, net	210	407

Income before income taxes	378	1,461
Provision for income taxes	175	624

Net income	$203	$837

Earnings per share:
Basic net income per share of common stock	$0.02	$0.07

Diluted net income per share of common stock	$0.02	$0.07

Shares used in computing basic net income per share of common stock	13,080	11,344

Shares used in computing diluted net income per share of common stock	13,533	12,449

**—The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$109	$77
Selling, general and administrative	364	180

Total stock-based compensation	$474	$257

See notes to the unaudited condensed consolidated financial statements.

[2]

Includes related-party amounts of $42 and $19 for the three months ended March 31, 2008 and 2007 from Loeb Enterprises, respectively. Refer to Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203	$837
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	1,045	567
Provision for bad debts	38	51
Deferred income taxes	—	497
Excess tax benefits from stock options	(3)	(219)
Stock-based compensation expense	474	257
Amortization of marketable securities premiums, net	120	(44)
Changes in operating accounts:
Accounts receivable	(781)	(1,849)
Prepaid expenses and other current assets	(123)	(428)
Accounts payable and accrued liabilities	(561)	892
Accrued bonuses, commissions and payroll liabilities	(4,025)	(2,000)
Deferred revenues and other liabilities	(119)	31

Net cash used in operating activities	(3,732)	(1,408)

Net cash used in discontinued operating activities	(6)	(27)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	10,277	11,078
Purchases of marketable securities	(8,352)	(12,457)
Acquisition of Vertical Pitch LLC	(105)	(886)
Acquisition of National Decision Systems, Inc.	—	(886)
Purchases of property and equipment	(129)	(993)

Net cash provided by (used in) investing activities	1,691	(3,258)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(50)	(20)
Excess tax benefits from stock options	3	219
Repurchases of common stock	(3)	—
Proceeds from employee stock plans and stock option exercises	237	1,434

Net cash provided by financing activities	187	1,633

Net decrease in cash and cash equivalents	(1,860)	(3,060)
CASH AND CASH EQUIVALENTS, beginning of period	7,629	9,833

CASH AND CASH EQUIVALENTS, end of period	$5,769	$6,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$235	$116

Cash receipts from related parties	$48	$2,084

Cash payments to related parties	$—	$64

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (NasdaqGM: EDGW) is an innovative technology management consulting firm providing a synergistic blend of premium information technology (“IT”) services primarily in the North American market. Our business strategy is to position our Company as the leader provider of premium IT services, providing a range of business and technology offerings. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of business specific vertical offerings and advanced product technology horizontal offerings. This approach enables Edgewater to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. Headquartered in Wakefield, Massachusetts, as of March 31, 2008, our Company employed approximately 285 consulting professionals.

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. Our wholly-owned subsidiaries include:

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

•

Edgewater Technology-Lynx, Inc. (formerly known as Lynx Business Intelligence Consulting, Inc. and referred to in this Form 10-Q as “Lynx”), a Delaware corporation that was formed in September 2007 to acquire certain assets of Lynx on September 24, 2007 (the “Lynx Acquisition”); and

•	Edgewater Technology Securities Corporation, a Massachusetts corporation that was incorporated in 2002.

2.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by Edgewater pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2007 Annual Report on Form 10-K as filed with the SEC on March 17, 2008.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION:

For the quarter ended March 31, 2008 and 2007, revenue from technical consulting engagements, corporate performance management consulting engagements and business consulting engagements represented the following:

Quarter Ended March 31,	Technical Consulting Engagements	Corporate Performance Management Consulting Engagements	Business Consulting Engagements
2008	45.0%	46.3%	8.7%
2007	55.6%	28.1%	16.3%

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 97.4% and 94.1% of service revenue for the three-month periods ended March 31, 2008 and 2007, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. We did not generate any service revenue from Fixed-price contracts during the three-month period ended March 31, 2008, while fixed-price contract revenue represented 2.9% of service revenue for the three-month periods ended March 31, 2007. Fixed-fee contracts represented 2.6% and 3.0% of service revenue for the three-month periods ended March 31, 2008 and 2007, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	EMPLOYEE SHARE-BASED COMPENSATION PLANS:

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

Option Plans (Excluding Restricted Share Awards)

The Company has three share-based compensation plans: the Amended and Restated 1996 Stock Option Plan, the Amended and Restated 2000 Option Plan and the 2003 Equity Incentive Plan, which are collectively referred to as the “Equity Plans.” The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s Common Stock.

No stock options were granted by the Company during the three-month period ended March 31, 2008, while 3,000 stock options were granted during the three-month period ended March 31, 2007 (excluding issuances of restricted share awards issued under the 2003 Plan). Options granted were principally issued as part of the annual performance review process. The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

Three Months Ended March 31, 2007
Expected volatility	44.6%
Expected dividend yield	—%
Expected life (in years)	3.76
Risk-free interest rate	4.7%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three-month period ended March 31, 2007, as valued under SFAS No. 123R, was $3.05. The fair value of the 2007 option grants was determined based upon the above variables. The above table does not provide fair value assumptions for 2008 as no options were granted by the Company during the three-month period ended March 31, 2008.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of March 31, 2008, and changes during the quarter then ended is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2008	3,822,784	$6.09	4.40	$5,694
Granted	—	—
Exercised	(16,765)	5.44
Forfeited or expired	(13,566)	7.53

Outstanding at March 31, 2008	3,792,453	$6.09	4.10	$1,094

Vested and expected to vest at March 31, 2008	3,617,348	$6.00	3.83	$1,084

Exercisable at March 31, 2008	3,132,675	$5.69	3.40	$1,056

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2008 and 2007, was approximately $14 thousand and $694 thousand, respectively.

2003 Equity Incentive Plan – Restricted Share Awards

The 2003 Plan also authorizes the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee. Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of March 31, 2008, 222,640 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the three-month periods ended March 31, 2008 and 2007.

A summary of non-vested restricted share activity under the 2003 Plan as of March 31, 2008, and changes during the quarter then ended is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	252,170	$6.11
Granted	—	—
Vested	(29,530)	6.64
Forfeited or expired	—	—

Outstanding at March 31, 2008	222,640	$6.05

Vested and expected to vest at March 31, 2008	222,640	$6.05

The total fair value of stock awards vested during the three-month periods ended March 31, 2008 and 2007 was $196 thousand and $158 thousand, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

Employee Stock Purchase Plan

The Edgewater Technology, Inc. Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employees annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 700,000 shares to be purchased by employees and as of March 31, 2008, approximately 87,576 shares were available for future issuance.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

January 2008 ESPP Offering
Expected volatility	50.6%
Expected dividend yield	—%
Expected life (in years)	0.25
Risk-free interest rate	3.4%

The issue price of the shares of the Company’s common stock issued under the January 2008 ESPP offering was $4.45 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the preceding table, was $1.84 per share.

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $474 thousand and $257 thousand in the three-month periods ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements was $103 thousand and $42 thousand for the three-month periods ended March 31, 2008 and 2007, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $237 thousand and $1.4 million during the three-month periods ended March 31, 2008 and 2007, respectively. The related tax benefit was approximately $3 thousand and $219 thousand for the three-month periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $3.1 million and is expected to be recognized over a period of 5.0 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES:

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

The Company recorded a tax provision of $73 thousand and $624 thousand for the three months ended March 31, 2008 and 2007, respectively. The tax provision for the first quarter of 2008 represents tax expense of $176 thousand based upon an estimated effective income tax rate of 41.5%, related to federal and state income tax rates, offset by $103 thousand in deferred tax benefits record in accordance with SFAS No. 123R. The effective tax rate applied to income before taxes in the first quarter of 2007 was 42.7%. The Company does not anticipate having to expend cash for any federal income taxes, exclusive of alternative minimum tax, in 2008 because of the availability of our net operating loss carryforwards.

Deferred Tax Assets: The Company has recorded a net deferred tax asset of $22.2 million and $22.3 million as of March 31, 2008 and December 31, 2007, respectively. The current quarter activity represents a $128 thousand reduction of the net deferred tax asset related to the federal income tax portion of its tax provision, which portion was calculated at a 34% effective tax rate and was offset by $103 thousand in deferred tax benefits recognized under SFAS No. 123R. We have recorded a $4.6 million valuation allowance against our gross deferred tax asset as of March 31, 2008 and December 31, 2007, respectively. The valuation allowance, which primarily relates to reserves applied against certain state net operating loss carryforwards and federal and foreign tax credits, has not changed during the first quarter of 2008.

FASB Interpretation No. 48: The Company, in January 2007, adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether a tax position is “more-likely-than–not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We recognized no material adjustments in the liability for unrecognized income tax benefits as a result of our adoption. As of March 31, 2008 and December 31, 2007, the total amount of gross unrecognized tax benefits was $150 thousand. Our practice is to recognize interest and penalties related to income tax matters as a component of our income tax provision. As of March 31, 2008 and December 31, 2007, we have accrued $50 thousand in penalties and related interest expense.

We are subject to U.S. federal tax as well as income tax in multiple states and local jurisdictions. The Company’s 2003 to 2007 tax years are subject to examination by these tax authorities. To our best knowledge we are no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2002. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters. However, we believe that the resolution of these matters will not have a material effect on our financial position or results of operations.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	MARKETABLE SECURITIES:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•

Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to corporate bonds and commercial paper.

As of March 31, 2008 and December 31, 2007, the amortized cost and fair value of our marketable securities consisted of the following and all of these marketable securities are valued utilizing quoted market prices and are classified within Level 1:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,245	$35	$—	$7,280
Government obligations	3,857	5	—	3,862
Corporate bonds	1,999	2	—	2,001

Total marketable securities	$13,101	$37	$—	$13,143

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	MARKETABLE SECURITIES: (Continued)

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$11,157	$31	$—	$11,188
Corporate bonds	3,989	4	(1)	3,992

Total marketable securities	$15,146	$35	$(1)	$15,180

Amortization expense related to the net discounts and premiums on our held-to-maturity securities was $104 thousand and $216 thousand for the three-month periods ended March 31, 2008 and 2007, respectively.

8.	BUSINESS COMBINATIONS:

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

In addition, an earnout agreement was entered into in connection with the NDS Acquisition, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over a 12- to 24- month period from the date of the acquisition. On February 15, 2007, the former NDS stockholders completed the first of two twelve-month earnout periods, during which the required minimum performance measurements were achieved. During the first quarter of 2007, the Company accrued $886 thousand payable to the former NDS stockholders directly related to the completion of the first earnout period. In April 2007, $709 thousand of the contingent earnout consideration was paid in cash and $177 thousand was settled through the issuance of 21,751 shares of Common Stock. The contingent earnout consideration paid to the former NDS stockholders was recorded as an increase in goodwill in the Company’s balance sheet during the first quarter of 2007.

The former NDS stockholders second and final twelve-month earnout period concluded on February 15, 2008, during which the required minimum performance measurements were not achieved. As of the conclusion of the second earnout period, there is no additional future contingent earnout consideration to be earned by the former stockholders of NDS.

9.	GOODWILL AND INTANGIBLE ASSETS:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	GOODWILL AND INTANGIBLE ASSETS: (Continued)

Our net goodwill as of March 31, 2008 and December 31, 2007 was $46.1 million and $46.0 million, respectively. The increase in goodwill from December 31, 2007 was directly related to the final determination of certain estimated direct costs related to the Vertical Pitch Acquisition. Other net intangibles amounted to $6.9 million and $7.7 million as of March 31, 2008 and December 31, 2007, respectively. The current quarter decrease is solely a result of amortizing the existing identified intangible assets.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Total amortization expense was $771 thousand and $314 thousand during the three-month periods ended March 31, 2008 and 2007, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire between 2010 and 2012.

10.	EARNINGS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2008	2007
	(In Thousands, Except Per Share Data)
Basic earnings per share:
Net income applicable to common shares	$304	$837

Weighted average common shares outstanding	13,080	11,344

Basic income per share of common stock	$0.02	$0.07

Diluted earnings per share:
Net income applicable to common shares	$304	$837

Weighted average common shares outstanding	13,080	11,344
Dilutive effect of stock options	453	1,105

Weighted average common shares, assuming dilutive effect of stock options	13,533	12,449

Diluted earnings per share of common stock	$0.02	$0.07

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 0.7 million and 0.2 million in the three-month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and 2007, there were approximately 4.0 million and 4.1 million share-based awards outstanding under the Company’s Equity Plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTIES:

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb, a member of our Board of Directors. Loeb Enterprises has been an Edgewater customer since 2006. Service revenue from Loeb Enterprises amounted to $42 thousand and $19 thousand for three months ended March 31, 2008 and 2007, respectively. Accounts receivable balances from Loeb Enterprises were $28 thousand and $18 thousand as of March 31, 2008 and December 31, 2007, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

The Synapse Group, Inc (“Synapse”). Synapse, a wholly owned subsidiary of Time Warner, has been disclosed in the Company’s SEC filings as a related party because, in recent years, Michael Loeb served as a Director of Synapse as well as a member of our Board of Directors. In light of the fact that Mr. Loeb is no longer a voting member of Synapse’s board of directors, we will no longer be disclosing activities related to Synapse as a related party event.

12.	COMMITMENTS AND CONTINGENCIES:

Commitments. As more fully described in Note 7, in addition to the initial purchase price consideration paid to the former stockholders of Alecian and Lynx, the stockholders are also eligible to receive additional future earnout consideration. Any future earnout payments are conditioned upon the attainment of certain performance measurements over respective 12- to 24-month periods following the respective acquisition dates.

The former stockholders of NDS were paid contingent earnout consideration of $886 thousand related to the completion of the first NDS earnout period, which ended on February 15, 2007. The former NDS stockholders were not eligible to receive additional earnout consideration in connection with a second and final earnout period, which concluded on February 15, 2008 as NDS did not achieve the required minimum performance measurements. As of the conclusion of the second earnout period for NDS, there is no additional future contingent earnout consideration to be earned by the former stockholders of NDS in connection with the NDS Acquisition.

Future earnout payments may be made in the future related to the 2007 Acquisitions (as described in Note 7). These amounts are not expected to be more than $1.5 million and if earned, would be paid during 2008 and 2009.

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

The Company had approximately $200,000 of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of March 31, 2008. No amounts related to uncertain tax positions were accrued as of March 31, 2007.

13.	RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will apply the provisions of SFAS No. 141R to any acquisition after the date of adoption.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	RECENT ACCOUNTING PRONOUNCEMENTS: (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15. SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements or condition as we did not elect to use fair value measurements on any assets or liabilities under this statement.

In September 2006, FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements or condition.

In February 2008, FASB issued FSP No. 157-2. FSP No. 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. We are currently evaluating the impact that FSP No. 157-2 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating whether adoption of SFAS 161 will have an impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 17, 2008. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere herein. We use the terms “we,” “our,” “us,” “Edgewater” and “the Company” in this report to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries.

Business Overview

Edgewater is a technology management consulting firm providing a synergistic blend of premium IT services primarily in the North American market. We work with our clients onsite, providing services focused in three primary areas:

•	envisioning and realizing strategic business solutions:

•	optimizing business processes to improve the delivery of products and services;

•	maximizing and unlocking the value of corporate data assets; and

•	providing program and project management.

•	implementing corporate performance management solutions:

•	providing dashboard and data cube design and build;

•	providing data warehouse and ETL tool strategies and implementations; and

•	combining all components into a comprehensive analytics solution.

•	leveraging line business with technology:

•	providing design, architectural, core data and strategic build services;

•	melding advanced business analysis with workflow enhancement; and

•	evaluating and leveraging infrastructure services.

Our primary target is the client who wants experienced, highly trained talent onsite for strategic, high return projects. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. Our strategic consulting, custom development and integration service offerings go to market by vertical industry and currently serve clients in the following industries: Consumer Packaged Goods/Manufacturing; Specialized Financial Services (such as Student Lending, Distressed Debt, and Private Equity); Healthcare (Payor/Managed Care)/Life Sciences; Higher Education; Hospitality; Insurance; Retail; and various Emerging Markets. Our BI/CPM and Data Services offerings go to market horizontally and provide high level teams of product specialists who span all industries.

During the three-month period ended March 31, 2008, we generated total revenue of approximately $19.5 million from a total of 201 clients. Headquartered in Wakefield, Massachusetts, our Company employed approximately 285 consulting professionals as of March 31, 2008.

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

Our consulting professionals represent the largest portion of our operating expenses. Project personnel expenses consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the utilization of our consultant base, the rates we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expenses is comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with branding, marketing and positioning the company as a premium IT services firm. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2008, Compared to Results for the Three Months Ended March 31, 2007,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2008, Compared to Results for the Three Months Ended March 31, 2007

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007
Revenue:
Service revenue	92.3%	93.6%
Software revenue	2.3%	2.3%
Reimbursable expenses	5.4%	4.1%

Total revenue	100.0%	100.0%
Cost of revenue:
Project and personnel costs	54.7%	52.4%
Software costs	1.8%	1.8%
Reimbursable expenses	5.4%	4.1%

Total cost of revenue	61.9%	58.3%

Gross Profit	38.1%	41.7%
Operating expenses:
Selling, general and administrative	31.8%	31.7%
Depreciation and amortization	5.4%	3.5%

Total operating expenses	37.2%	35.2%

Operating income	0.9%	6.5%
Interest income, net	1.1%	2.5%

Income before income taxes	2.0%	9.0%
Provision for income taxes	1.0%	3.9%

Net income	1.0%	5.1%

Revenue. Total revenue increased by $3.2 million, or 19.6%, to $19.5 million for the three-month period ended March 31, 2008, compared to total revenue of $16.3 million in the three-month period ended March 31, 2007.

During the three-month period ended March 31, 2008, service revenue, excluding software and reimbursable expense revenue, increased by $2.8 million, or 18.0%, to $18.0 million, as compared to service revenue of $15.2 million in the three-month period ended March 31, 2007. The $2.8 million increase in service revenue during the three-period was driven by the additive effects of our 2007 CPM-related acquisitions, which include the Vertical Pitch Acquisition, Lynx Acquisition and Alecian Acquisition, which are collectively referred to in this document as the “2007 Acquisitions”, and by the year-over-year organic growth within our CPM service offering. Service revenues related to the 2007 Acquisitions were not recorded during the three-month period ended March 31, 2007, as the 2007 Acquisitions were consummated during the second half of 2007. Service revenues related to technical consulting and our business consulting offerings continued to be affected by delays in customer decision cycles during the current quarter. These delays impacted our overall service revenue.

Utilization, which is the rate at which we are able to generate revenue from our consultants, amounted to 77.2% during the first quarter of 2008, as compared to 82.2% during the first quarter of 2007. The drop in our utilization rate is attributable to the customer decision delays in our technical and business consulting offerings. Our billable consultant headcount at the end of the first quarter of 2008 was 285, as compared to 259 at the end of the first quarter of 2007. Lastly, our annualized service revenue per billable consultant increased to $320 thousand, during the quarterly period ended March 31, 2008, as compared to $292 thousand during the same quarterly period in 2007. The improvement in this metric is primarily due to a greater mix of high-end CPM consulting services, which services have higher consultant billing rates than our other offerings. All of the above metrics are key elements associated with our ability to generate growth in our service revenue.

Service revenue from Synapse, a subsidiary of Time Warner, declined to $1.0 million during the three-month period ended March 31, 2008, from $1.9 million during the three-month period ended March 31, 2007, due to a reduced need by this customer for our infrastructure services and our custom software development and systems integration services. Our existing one-year services contract with Synapse, which was entered into in January of 2007, automatically extended through June 30, 2008, as per the terms of the contract, on January 1, 2008. The Company anticipates that it will enter into a new one-year services contract with Synapse during the second quarter of 2008, which will cover services for all of fiscal year 2008. Based on the automatic six-month renewal, the amount of services being currently performed and the anticipated one-year services contract, we estimate that ongoing services to Synapse should generate approximately $3.5 million in revenue during 2008. Service revenue generated in 2007 amounted to $7.0 million. We expect Synapse related revenues will be reduced in 2008, compared to 2007 levels, as some of the work performed historically by Edgewater was transitioned into the client’s infrastructure at the beginning of 2008.

Software revenue, which is directly attributable to our CPM offerings, was $0.5 million and $0.4 million in the three-month periods ended March 31, 2008 and 2007, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Gross profit margins on software sales are generally much lower than gross margins on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $1.0 million and $0.7 million during the three-month periods ended March 31, 2008 and 2007, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The Company increased the number of customers it served to 201 during the current quarter, as compared to 136 customers during the comparative three-month period ended March 31, 2007. This increase is primarily due to the 2007 Acquisitions and also due to our ongoing growth initiatives, Further, as the Company continued to diversify its revenue mix across its growing client base, service revenue from our five largest customers, decreased to 29.1% of our total service revenue, as compared to 51.7% in the first quarter of 2007.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $2.6 million, or 27.0%, to $12.1 million for the three-month period ended March 31, 2008, as compared to $9.5 million in the comparative quarterly period of 2007.

The increase in reported cost of revenue in the three-month period ended March 31, 2008 relates to an increase in project and personnel costs. During the three months ended March 31, 2008, project and personnel costs increased by $2.1 million, or 24.9%, as compared to the three-month period ended March 31, 2007. The increase in project and personnel costs is primarily driven by the billable consultants added in connection with the 2007 Acquisitions, increases in consultant salaries in connection with annual merit increases and market driven additions of higher end consultants. The net effect of the 2007 Acquisitions and other factors described above served to increase the average salaries of our consultants, which resulted in a reported year-over-year increase in project and personnel costs during the three-month period of 2008. As of March 31, 2008, the Company employed 285 billable consultants as compared to 259 billable consultants as of March 31, 2007.

Software costs amounted to $0.4 million and $0.3 million during the three-month periods ended March 31, 2008 and 2007, respectively. The increase in software costs during the 2008 three-month reporting period is a result of the 2008 increase comparative period software sales. Software costs are expected to fluctuate between quarters depending on our customer’s demand for CPM-related software. Reimbursable expenses increased by $0.3 million, or 55.5%, to $1.0 million during the three months ended March 31, 2008, as compared to reimbursable expenses of $0.7 million during the comparative 2007 quarterly period. The quarterly increases in reimbursable expenses are a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported periods.

Gross Profit. Total gross profit increased by $0.6 million, or 9.2%, to $7.4 million in the three-month period ended March 31, 2008, as compared to total gross profit of $6.8 million in the three-month period ended March 31, 2007. Total gross profit, as a percentage of total revenue, decreased to 38.1% in first quarter of 2008, as compared to 41.7% in the comparative 2007 quarterly period. Gross margin related to service revenue decreased to 40.7% during the three-month period ended March 31, 2008, as compared to 44.0% for the three-month period ended March 31, 2007. The year-over-year decrease in gross margin is a direct result of the Company’s decrease in its consultant utilization rate, as described above. The absolute dollar increase in gross profit is related to the Company’s growth in CPM-related headcount and the positive effect of the 2007 Acquisitions. The Company’s management targets gross margin related to service revenue to be between 42% and 45%.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $1.0 million, or 20.0%, to $6.2 million in the three-month period ended March 31, 2008, as compared to SG&A expenses of $5.2 million in the three-month period ended March 31, 2007. The increase in SG&A expenses during the three-months ended March 31, 2008 is primarily attributable to additional sales and operational personnel associated with the 2007 Acquisitions, increases in commission expense in connection with the replacement of service revenues generated from our legacy accounts, which was not typically commissionable, increases in stock-based compensation expense associated with the April 2007 equity grants, and increases in training costs as we expand the current skill set mix of our consultant base. SG&A expense, as a percentage of total revenue, increased to 31.8% for the three-month period ended March 31, 2008, as compared to 31.7% for the three-month period ended March 31, 2007.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.4 million, or 84.3%, to $1.0 million in the quarter ended March 31, 2008, as compared to $0.6 million in the quarter ended March 31, 2008. Amortization expense was $771 thousand and $314 thousand during the three-month periods ended March 31, 2008 and 2007, respectively. $463 thousand of current quarter amortization expense related to the intangible assets identified in conjunction with the 2007 Acquisitions.

Operating Income. Operating income decreased by $0.9 million, or 84.1%, to $0.2 million in the three-month period ended March 31, 2008, as compared to operating income of $1.1 million in the three-month period ended March 31, 2007. The current quarter fluctuations in operating income are attributable to the increases in comparative increase in SG&A expenses and lower utilization, which reduced overall gross profit margins for our business. Each is explained in further detail above.

Interest Income, Net. We earned net interest income of $0.2 million during the first quarter of 2008, as compared to net interest income of $0.4 million during the first quarter of 2007. Interest income has decreased in the comparative three-month periods primarily as a result of the reduction in the Company’s invested balances, primarily due to the 2007 Acquisitions and decreasing yields achieved on our marketable securities as market interest rates for high grade commercial bonds and commercial paper have substantially decreased in the past six months.

Provision for Income Taxes. The Company accrues a provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax provision of $175 thousand and $624 thousand for the three-month periods ended March 31, 2008 and 2007, respectively. The income tax provision for the three months ended March 31, 2008 and 2007 represents tax expense based on an effective income tax rate of 41.6% and 42.7%, respectively, increased by expenses, if applicable, related to penalties and interest incurred by the Company.

We have deferred tax assets resulting primarily from federal net operating loss carryforwards amounting to $26.8 million for which we have a valuation allowance of $4.6 million. Our federal income tax payable amounts will be charged directly against our deferred tax asset and will not result in an annual cash outlay by the Company, except with regard to alternative minimum tax (“AMT”). As a result of our federal net operating loss carryforwards, we anticipate that we will only make a cash outlay of approximately $29 thousand, representing the state income tax and AMT portion of our $157 thousand provision for income taxes recorded during the three-month period ended March 31, 2008. This is due to the Company utilizing $128 thousand in federal net operating loss carryforwards to offset federal tax liabilities that otherwise would be payable without such carryforwards. The Company’s operating loss carry-forwards are scheduled to expire on or before 2020.

Net Income. We reported net income of $0.2 million during the three-month period ended March 31, 2008, as compared to $0.8 million during the comparative 2007 quarterly period. The current quarter decrease in income is a cumulative result of higher growth in project and personnel costs, SG&A expenses and amortization expense than our revenue growth, as well as a decrease in interest income. Each of these items is discussed in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(3,732)	$(1,408)
Investing activities	1,691	(3,258)
Financing activities	187	1,633
Discontinued operating activities	(6)	(27)

Total cash used during the period	$(1,860)	$(3,060)

As of March 31, 2008, we had cash, cash equivalents, and marketable securities of $18.9 million, as compared to $22.8 million as of December 31, 2007. Working capital, which is defined as current assets less current liabilities, increased $1.7 million, to $31.3 million, as of March 31, 2008, as compared to $29.6 million as of December 31, 2007. The $4.0 million decrease in cash, cash equivalents and marketable securities is primarily attributable to cash outflows related to the first quarter payments on the 2007 performance-based bonus plan. These outflows were offset by an inflow of $0.2 million in proceeds from the employee stock purchase plan.

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

Historically, a significant portion of the Company’s cash flows from operations have been derived from one of our largest customers, Synapse. Payments received by the Company for services rendered to Synapse totaled approximately $1.6 million and $2.1 million in the three-month periods ended March 31, 2008 and 2007, respectively. All receivable amounts were collected within our normal business terms and our contracts with Synapse are typically for a period of one year and may be extended from time to time. In the event there is a loss of revenue related to Synapse, it would be expected that such a loss would have an adverse impact upon the Company’s operations and cash flows. However, we believe such an impact could be mitigated through the management of employee headcount and through the redeployment of existing Synapse-related resources on to other consulting projects.

Cash used in operating activities was $3.7 million for the three months ended March 31, 2008. Net cash used during the three months ended March 31, 2008 was largely attributable to the current quarter payout of the Company’s 2007 performance-based bonus plan, $1.3 million in payments associated with year end accrued payroll- and commission-related liabilities, and a $0.8 million increase in accounts receivable balances. These outflows were offset by cash inflows related to stock-based compensation expense of $0.5 million and depreciation and amortization expense of $1.0 million.

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2007 and was largely attributable to the current quarter payout of the Company’s 2006 performance-based bonus plan, a $1.8 million increase in accounts receivable balances and a $0.4 million increase in prepaid expense related to the Company’s annual renewal of its corporate insurance policies. These outflows were offset by cash inflows related to reported current quarter net income of $0.8 million and an increase in accounts payable and accrued expenses of $0.9 million, which was primarily related to the current quarter accrual of the contingent earnout consideration payable to the former stockholders of NDS. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.5 million, stock-based compensation expense of $0.3 million, and depreciation and amortization expense of $0.6 million.

Net cash provided by (used in) investing activities was $1.7 million and $(3.3) million during the three months ended March 31, 2008 and 2007, respectively. Cash provided by investing activities for the three months ended March 31, 2008 was attributable to $1.9 million in net redemptions of marketable securities, which were offset by current quarter capital expenditures and cash outlays related to other direct costs associated with the Vertical Pitch Acquisition. Cash used in investing activities for the three months ended March 31, 2007 was attributable to $1.4 million in net purchases of marketable securities, the Company’s accruing of $0.9 million in earnout consideration, payable to the former stockholders of NDS, directly related to the completion of the first twelve-month earnout period and capital expenditures of $1.0 million.

As of March 31, 2008, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash provided by financing activities was $0.2 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. The net cash provided by financing activities in each of the reported three-month periods is directly attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program. Additionally, during the three-month period ended March 31, 2008, the Company repurchased 500 shares of its Common Stock at an aggregate purchase value of $3 thousand.

Net cash used in discontinued operations was $6 thousand and $27 thousand for the three months ended March 31, 2008 and 2007, respectively. Net cash used in each of the presented three-month periods related to payments on previously accrued tax matters, associated professional services and net payments on lease arrangements.

Our combined cash and cash equivalents (decreased) increased by $(1.9) million and $1.6 million during the three-month periods ended March 31, 2008 and 2007, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $18.8 million and $31.5 million as of March 31, 2008 and 2007, respectively.

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

Acquisitions, Earnout Payments and Commitments

As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7,” included elsewhere herein, in addition to the initial purchase price consideration paid to the former stockholders of NDS, Alecian and Lynx, the stockholders are also eligible to receive additional earnout consideration. Any future earnout payments are conditioned upon the attainment of certain performance measurement over respective 12- to 24-month periods following the respective acquisition dates.

The former stockholders of NDS were paid contingent earnout consideration of $886 thousand related to the completion of the first NDS earnout period, which ended on February 15, 2007. The former NDS stockholders are not eligible to receive additional earnout consideration in connection with a second and final earnout period, which concluded on February 15, 2008 as NDS did not achieve the required minimum performance measurements.

Future earnout payments may be made in the future related to the 2007 Acquisitions (as described in Note 7). These amounts are not expected to be more than $1.5 million and if earned, would be paid during 2008 and 2009.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of March 31, 2008, our outstanding obligations under our Capital Lease Arrangements totaled $787 thousand. Of this amount, $205 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During the quarter ended March 31, 2008 and 2007, the Company made payments of principle and interest totaling $63 thousand and $23 thousand, respectively, under the Capital Lease Arrangements.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will apply the provisions of SFAS No. 141R to any acquisition after the date of adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15. SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements or condition as we did not elect to use fair value measurements on any assets or liabilities under this statement.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements or condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating whether adoption of SFAS 161 will have an impact on our consolidated financial statements.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report of Form 10-K, for the period ending December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. No material changes have occurred since the period ending December 31, 2007 to the risk factors previously presented.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to significant customers, revenue, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2007 Annual Report on Form 10-K as filed with the SEC on March 17, 2008.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; (12) the failure of the marketplace to embrace CPM or BI services; and/or (13) the failure to obtain remaining predecessor entity tax records that are not in our control. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2008 and 2007. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2008 and 2007.

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

This Form 10-Q contains forward-looking statements. As discussed in “Part I—Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic reports filed with the Securities and Exchange Commission, in our Annual Report to Shareholders, in our Proxy Statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

No material changes have occurred since the period ending December 31, 2007 to the risk factors previously presented. We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Board of Directors authorized the Stock Repurchase Program. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table presents the aggregate quarterly repurchases under the Stock Repurchase Program during the first quarter ended March 31, 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
January	—	$—	—	$—
February	500	$6.07	500	$4,996,963
March	—	$—	—	$—

Total	500	$6.07	500	$4,996,963

(1)	– Based upon trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

*	—Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 12, 2008	/s/ SHIRLEY SINGLETON
Shirley Singleton
President and Chief Executive Officer

Date: May 12, 2008	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial and accounting officer)