Form 10-Q
period 2008-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2008-08-18
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 15, 2008 was 13,488,011.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,743	$7,629
Marketable securities	13,102	15,146
Accounts receivable, net[1] of allowance of $445 and $375, respectively	16,758	15,791
Current portion of deferred income taxes, net	2,240	2,240
Prepaid expenses and other current assets	909	893

Total current assets	42,752	41,699
Property and equipment, net	4,404	4,749
Intangible assets, net	4,982	7,682
Goodwill	23,565	46,033
Deferred income taxes, net	24,405	20,015
Other assets	41	48

Total assets	$100,149	$120,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,760	$4,194
Accrued bonuses	1,828	3,811
Accrued payroll and related liabilities	1,698	1,836
Accrued commission	1,038	1,102
Deferred revenue and other liabilities	790	920
Capital lease obligations, current	208	202

Total current liabilities	10,322	12,065
Capital lease obligations	529	635

Total liabilities	10,851	12,700
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2008 and December 31, 2007, 13,444 and 13,297 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	297	297
Paid-in capital	212,956	212,496
Treasury stock, at cost, 16,292 and 16,439 shares at June 30, 2008 and December 31, 2007, respectively	(121,775)	(122,974)
Retained (deficit) earnings	(2,180)	17,707

Total stockholders’ equity	89,298	107,526

Total liabilities and stockholders’ equity	$100,149	$120,226

See notes to the unaudited condensed consolidated financial statements.

[1]

Includes related-party amounts of $28 and $32 as of June 30, 2008 and December 31, 2007, respectively due from Loeb Enterprises. Refer to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue:
Service revenue[2]	$18,134	$16,366	$36,095	$31,592
Software revenue	247	1,456	702	1,831
Reimbursable expenses	1,232	755	2,277	1,427

Total revenue	19,613	18,577	39,074	34,850
Cost of revenue:
Project and personnel costs **	10,533	9,010	21,184	17,540
Software costs	203	1,259	562	1,549
Reimbursable expenses	1,232	755	2,277	1,427

Total cost of revenue	11,968	11,024	24,023	20,516

Gross profit	7,645	7,553	15,051	14,334
Operating expenses:
Selling, general and administrative **	6,311	5,628	12,504	10,788
Depreciation and amortization	1,036	568	2,081	1,135
Impairment of goodwill and other intangible assets	24,740	—	24,740	—

Total operating expenses	32,087	6,196	39,325	11,923

Operating (loss) income	(24,442)	1,357	(24,274)	2,411
Interest income, net	106	401	316	808

(Loss) income before income taxes	(24,336)	1,758	(23,958)	3,219
Income tax (benefit) provision	(4,246)	712	(4,071)	1,336

Net (loss) income	$(20,090)	$1,046	$(19,887)	$1,883

(Loss) Earnings per share:
Basic net (loss) income per share of common stock	$(1.52)	$0.09	$(1.51)	$0.16

Diluted net (loss) income per share of common stock	$(1.52)	$0.08	$(1.51)	$0.15

Shares used in computing basic net (loss) income per share of common stock	13,199	11,668	13,140	11,508

Shares used in computing diluted net (loss) income per share of common stock	13,199	13,119	13,140	12,919

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$129	$125	$239	$202
Selling, general and administrative	310	248	674	428

Total stock-based compensation	$439	$373	$913	$630

See notes to the unaudited condensed consolidated financial statements.

[2]	Includes related-party amounts of $42 for both the three months ended June 30, 2008 and 2007 and $83 and $61 for the six months ended June 30, 2008 and 2007, respectively from Loeb Enterprises.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,090)	$1,046	$(19,887)	$1,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,036	568	2,081	1,135
Provision for doubtful accounts	37	25	75	76
Deferred income taxes	(4,390)	598	(4,390)	1,095
Stock-based compensation	439	373	913	630
Amortization of marketable securities premiums, net	21	(86)	141	(130)
Excess tax benefits from stock options	(5)	—	(8)	—
Impairment of goodwill and other intangible assets	24,740	—	24,740	—
Changes in operating accounts:
Accounts receivable	(261)	(2,035)	(1,042)	(3,884)
Prepaid expenses and other assets	114	314	(9)	(114)
Accounts payable and accrued liabilities	135	(62)	(426)	830
Accrued payroll and related liabilities	1,840	1,360	(2,185)	(640)
Deferred revenue and other liabilities	(11)	678	(130)	709

Net cash provided by (used in) operating activities	3,605	2,779	(127)	1,590

Net cash used in discontinued operating activities	(2)	(525)	(8)	(552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	6,656	12,081	16,933	23,159
Purchases of marketable securities	(6,678)	(12,473)	(15,030)	(24,930)
Purchase of National Decision Systems, Inc., including payment under earnouts	—	177	—	(709)
Purchase of Vertical Pitch, LLC	(9)	—	(114)	—
Purchases of property and equipment	(65)	(943)	(194)	(1,936)

Net cash (used in) provided by investing activities	(96)	(1,158)	1,595	(4,416)

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(50)	(14)	(100)	(34)
Proceeds from employee stock purchase plans and stock option exercises	512	517	749	1,951
Excess tax benefits from stock options	5	—	8	—
Repurchases of common stock	—	—	(3)	—

Net cash provided by financing activities	467	503	654	1,917

Net increase (decrease) in cash and cash equivalents	3,974	1,599	2,114	(1,461)
CASH AND CASH EQUIVALENTS, beginning of period	5,769	6,773	7,629	9,833

CASH AND CASH EQUIVALENTS, end of period	$9,743	$8,372	$9,743	$8,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$90	$225	$325	$341

Cash receipts from related parties	$42	$1,924	$90	$4,013

Cash payments to related parties	$—	$564	$—	$628

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent earnout consideration payable to Alecian (Note 7)	$1,000	$—	$1,000	$—

Issuance of restricted stock awards	$—	$342	$—	$342

Issuance of common stock for acquisition and earnouts	$—	$177	$—	$177

Shares surrendered to cover option exercise	$46	$1,070	$46	$1,070

Shares surrendered to cover option exercise income taxes	$—	$207	$—	$207

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (NASDAQ: EDGW) is an innovative technology management consulting firm providing a synergistic blend of premium information technology (“IT”) services primarily in the North American market. Our business strategy is to position our Company as the leading provider of premium IT services, providing a range of business and technology offerings. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of business specific vertical offerings and advanced product technology horizontal offerings. This approach enables Edgewater to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. Headquartered in Wakefield, Massachusetts, as of June 30, 2008, our Company employed approximately 276 consulting professionals.

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION:

For the three- and six-month periods ended June 30, 2008 and 2007, revenue from technical consulting engagements, corporate performance management consulting engagements and business consulting engagements represented the following:

	Technical Consulting Engagements	Corporate Performance Management Consulting Engagements	Business Consulting Engagements
Three months ended June 30,
2008	35.0%	5.5%	6.5%
2007	60.2%	27.7%	12.1%

Six months ended June 30,
2008	38.7%	54.8%	6.5%
2007	60.8%	26.3%	12.8%

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 96.8% and 97.1% of service revenue for the three- and six-month periods ended June 30, 2008, respectively. Time and materials-based contracts represented 97.0% and 95.4% of service revenue for the three- and six-month periods ended June 30, 2007, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 1.3% and 0.8% of service revenue for the three- and six-month periods ended June 30, 2008, respectively. Fixed-price contracts represented 0.6% and 1.7% of service revenue for the three- and six-month periods ended June 30, 2007, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 1.9% and 2.1% of service revenue for the three- and six-month periods ended June 30, 2008, respectively. Fixed-fee contracts represented 2.4% and 2.9% of service revenue for the three- and six-month periods ended June 30, 2007, respectively.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

Option Plans (Excluding Restricted Share Awards)

As of June 30, 2008, the Company has four share-based compensation plans: the Amended and Restated 1996 Stock Option Plan, the Amended and Restated 2000 Option Plan, the 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan, which are collectively referred to as the “Equity Plans.” The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s Common Stock.

In June 2008, in connection with the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved, and the Company adopted, the Edgewater Technology, Inc. 2008 Omnibus Incentive Plan (the “2008 Omnibus Plan”). The 2008 Omnibus Plan provides for a broad range of awards, including non-qualified stock options and awards of restricted shares of our Company’s common stock. The 2008 Omnibus Plan authorizes the issuance of 1.5 million shares of our Company’s common stock plus certain authorized awards or shares under other Company share-based compensation plans to the extent the awards or shares are not utilized or forfeited. The 2008 Omnibus Plan became effective on June 11, 2008.

The Company granted 136,466 stock options under the Equity Plans during the three- and six-month periods ended June 30, 2008. The Company granted 469,350 and 472,350 stock options during the three- and six-month periods ended June 30, 2007 (excluding issuances of restricted share awards issued under the 2003 Plan). Options granted were principally issued as part of the Company’s annual performance review process and in connection with its board of director compensation programs.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

The weighted-average grant-date fair value of all options granted (excluding restricted share awards), as valued under SFAS No. 123R, was $1.78 during the three- and six-month periods ended June 30, 2008. The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three- and six-month periods ended June 30, 2007, as valued under SFAS No. 123R, was $3.59 and $3.58, respectively. The fair value of the 2008 and 2007 option grants was determined based upon the following weighted average variables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	41.8%	44.6%	41.8%	44.2%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	3.64	3.76	3.64	3.91
Risk-free interest rate	3.7%	4.7%	3.7%	4.7%

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of June 30, 2008, and changes during the quarter then ended is as follows:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2008	3,822,784	$6.09	4.40	$5,694
Granted	—	—
Exercised	(16,765)	5.44
Forfeited or expired	(13,899)	7.53

Outstanding at March 31, 2008	3,792,120	$6.09	4.10	$1,094
Granted	136,466	4.98
Exercised	(87,517)	4.36
Forfeited or expired	(45,506)	9.78

Outstanding at June 30, 2008	3,795,563	$6.04	3.94	$697

Vested and expected to vest at June 30, 2008	3,624,244	$5.98	3.61	$696

Exercisable at June 30, 2008	3,150,051	$5.78	3.27	$695

The total intrinsic value of stock options exercised during the three- and six-month periods ended June 30, 2008 was approximately $79 thousand and $97 thousand, respectively. The total intrinsic value of stock options exercised during the three- and six-month periods ended June 30, 2007 was approximately $812 thousand and $1.5 million, respectively.

Restricted Share Awards

The 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of June 30, 2008, 166,520 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the three- and six-month periods ended June 30, 2008. The Company issued 37,800 restricted share awards to employees during the three- and six-month periods ended June 30, 2007 at a price of $0.01 per share.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of non-vested restricted share activity under the 2003 Plan as of June 30, 2008, and changes during the quarter then ended is as follows:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	252,170	$6.11
Granted	—	—
Vested	(29,530)	6.64
Forfeited or expired	—	—

Outstanding at March 31, 2008	222,640	$6.05
Granted	—	—
Vested	(47,960)	5.31
Forfeited or expired	(8,160)	6.65

Outstanding at June 30, 2008	166,520	$6.23

Vested and expected to vest at June 30, 2008	166,520	$6.23

The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2008 was $255 thousand and $451 thousand, respectively. The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2007 was $198 thousand and $355 thousand, respectively.

Employee Stock Purchase Plans

In June 2008, in connection with the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved, and the Company adopted, the Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”). The 2008 ESPP Plan will become effective on October 1, 2008. The 2008 ESPP Plan allows a maximum of 500,000 shares of the Company’s common stock, plus any shares of common stock that were reserved for issuance, but were not issued, under the 1999 ESPP Plan.

Prior to the effective date of the 2008 ESPP Plan, the Company will continue to offer eligible employees the option to purchase the Company’s common stock under the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (“1999 ESPP Plan”). The 1999 ESPP Plan allows a maximum of 700,000 shares to be purchased by employees and as of June 30, 2008, approximately 48,404 shares were available for future issuance. The 2008 ESPP Plan and the 1999 ESPP Plan are collectively referred to in this document as the “ESPP Plans.”

The ESPP Plans offer eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employees annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP Plans are designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code.

The fair value of each offering under the 1999 ESPP Plan was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

The issue price of the shares of the Company’s common stock issued under the 1999 ESPP Plan related to the April 2008 and January 2008 offering was $4.15 and $4.45 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the following table, was $1.22 and $1.84 per share, respectively.

	April 2008 ESPP Offering	January 2008 ESPP Offering
Expected volatility	38.6%	50.6%
Expected dividend yield	0%	0%
Expected life (in years)	0.25	0.25
Risk-free interest rate	1.4%	3.4%

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $439 thousand and $913 thousand in the three- and six-month periods ended June 30, 2008, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $373 thousand and $630 thousand in the three- and six-month periods ended June 30, 2007, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $512 thousand and $749 thousand during the three- and six-month periods ended June 30, 2008, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $517 thousand and $2.0 million during the three- and six-month periods ended June 30, 2007, respectively. The related tax benefit was approximately $5 thousand and $8 thousand for the three- and six-month periods ended June 30, 2008, respectively. The related tax benefit was approximately $354 thousand and $573 thousand for the three- and six-month periods ended June 30, 2007, respectively.

As of June 30, 2008, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.1 million and is expected to be recognized over a period of 4.8 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

5.	INCOME TAXES:

Income Tax Provision: In determining our current income tax provision, we assess temporary differences resulting from alternative treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We maintain deferred tax assets and we must assess the likelihood that these assets will be recovered from future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record a valuation allowance to reduce the net deferred tax asset to a value we believe will be recoverable by future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the Company’s future income over the life of the deferred tax asset, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations. Management’s assumptions about future income require significant judgment because actual income has fluctuated in the past and may continue to do so in the future.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES: (Continued)

The Company recorded a tax benefit of $4.2 million and $4.1 million for the three and six months ended June 30, 2008, respectively, compared to a tax provision of $0.7 million and $1.3 million for the three and six months ended June 30, 2007, respectively. The reported tax benefit for the three- and six-month periods ended June 30, 2008 is based upon an estimated effective income tax rate of 17.1%, related to our combined federal and state income tax rates for our operating results offset by a benefit derived from the goodwill impairment charge recorded during the second quarter. Additionally, the Company has recorded approximately $19 thousand in penalties and interest during the six month period ended June 30, 2008. The effective tax rate applied to income before taxes in the three- and six-month periods ended June 30, 2007 was 40.5% and 41.5%, respectively. The Company does not anticipate having to expend cash for any federal income taxes, exclusive of alternative minimum tax, in 2008 because of the availability of our net operating loss carryforwards.

Deferred Tax Assets: The Company has recorded a net deferred tax asset of $26.6 million and $22.2 million as of June 30, 2008 and December 31, 2007, respectively. The current quarter increase in our deferred tax asset is related to an increase in depreciation and amortization timing differences related to our acquired intangible assets in connection with the current quarter impairment charges recorded against the carrying value of our goodwill and intangible assets. The impairment charges are described in Note 8 of the notes to unaudited condensed consolidated financial statement included elsewhere herein. We have recorded a $4.6 million valuation allowance against our gross deferred tax asset as of June 30, 2008 and December 31, 2007, respectively. The valuation allowance, which primarily relates to reserves applied against certain state net operating loss carryforwards and federal and foreign tax credits, has not changed during the three and six months ended June 30, 2008.

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

6.	MARKETABLE SECURITIES:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	MARKETABLE SECURITIES: (Continued)

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

The following tables represent the Company’s fair value hierarchy for its marketable securities as of June 30, 2008 and December 31, 2007. Each of the below listed marketable securities is classified as a Level 2 securities within the fair value hierarchy.

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,488	$17	$—	$7,505
Government obligations	5,614	—	—	5,614

Total marketable securities	$13,102	$17	$—	$13,119

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$11,157	$31	$—	$11,188
Corporate bonds	3,989	4	(1)	3,992

Total marketable securities	$15,146	$35	$(1)	$15,180

Amortization expense related to the net discounts and (premiums) on our held-to-maturity securities was $74 thousand and $178 thousand for the three and six-month periods ended June 30, 2008, respectively. Amortization expense related to the net discounts and premiums on our held-to-maturity securities was $303 thousand and $519 thousand for the three and six-month periods ended June 30, 2007, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS:

Set forth below are developments during 2008 related to certain business combination transactions that were completed prior to the 2008 fiscal year and were described in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Acquisition of Alecian Corporation: On July 2, 2007, the Company acquired certain assets and liabilities of Alecian Corporation (“Alecian”), pursuant to the terms of a definitive Asset Purchase Agreement (the “Alecian Acquisition”). Additionally, the Asset Purchase Agreement related to the Alecian Acquisition specifies additional earnout consideration that could be payable to Alecian. Earnout payments are conditioned upon the attainment of certain performance measurements for the Alecian business over a 12-month period from the date of the acquisition. On June 30, 2008, Alecian completed its first and only twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, as of June 30, 2008, has accrued $1.0 million in contingent earnout consideration payable to Alecian directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s balance sheet during the three-month period ended June 30, 2008. It is expected that the contingent earnout consideration payable to Alecian will be fully paid by the Company during the third quarter of 2008.

8.	GOODWILL AND INTANGIBLE ASSETS:

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets that are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at the reporting unit level annually utilizing the “fair value” methodology (the “Annual Impairment Test”) or on an interim basis, if a triggering event occurs. We perform our Annual Impairment Test each year on December 2, which is our selected annual measurement date.

In December 2007, the Company completed its Annual Impairment Test and concluded no impairment existed. Following the second quarter of 2008, as a result of the present environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event that would require an interim impairment evaluation. Therefore, the Company initiated an interim review of the carrying value of our goodwill and other intangible asset balances for possible impairment in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), respectively.

In its review of the carrying value of the goodwill and intangible assets, the Company determined fair values for the reporting units using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing both the Guideline Company Method and the Comparable Transaction Method. The review for impairment indicated that the carrying value of both the goodwill and the definite-lived intangible assets was impaired as of June 30, 2008.

For the goodwill impairment evaluation, the Company performed second step of the goodwill impairment test, used to measure the amount of impairment loss, and compared the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. For the definite-lived intangible asset impairment review, the Company compared the carrying value of the intangible asset against the estimated undiscounted cash flows to be generated over the remaining life of the intangible asset. Based upon the results, the Company recognized impairment charges of $23.5 million and $1.2 million during the three months ended June 30, 2008 related to goodwill and other intangible assets, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL AND INTANGIBLE ASSETS: (Continued)

The changes in the carrying amount of our goodwill and other intangible assets for the six months ended June 30, 2008 are as follows:

	Six Months Ended June 30, 2008
	Goodwill	Intangible Assets	Total
	(In Thousands)
Balance at January 1, 2008	$46,033	$7,682	$53,715
Add: earnout consideration (Note 7)	1,000	—	1,000
Add: acquisition consummated in 2007	114	—	114
Less: amortization	—	(1,542)	(1,542)
Less: impairment charges	(23,582)	(1,158)	(24,740)

Balance at June 30, 2008	$23,565	$4,982	$28,547

The current year additions to the carrying value of goodwill was primarily related to the contingent earnout consideration earned by Alecian, as more fully described in Note 7 of the notes to unaudited condensed consolidated financial statements. Other goodwill increases related to the settlement of certain estimated direct costs related to the Vertical Pitch Acquisition. The current quarter decreases in the carrying value of the goodwill and intangible assets are a result of amortizing the existing identified intangible assets and the recording of the impairment charges previously described.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Total amortization expense was $0.8 million and $1.5 million during the three- and six-month periods ended June 30, 2008, respectively. Total amortization expense was $312 thousand and $627 thousand during the three- and six-month periods ended June 30, 2007. This amortization expense relates to certain non-competition covenants and customer lists, which expire between 2009 and 2012.

Estimated annual amortization expense for the next five years ended December 31, is as follows:

Amortization Expense
(In Thousands)
2008	$2,742
2009	$1,959
2010	$899
2011	$553
2012	$371

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	(LOSS) EARNINGS PER SHARE:

A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted (loss) earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Basic (loss) earnings per share:
Net (loss) income applicable to common shares	$(20,090)	$1,046	$(19,887)	$1,883

Weighted average common shares outstanding	13,199	11,668	13,140	11,508

Basic (loss) income per share of common stock	$(1.52)	$0.09	$(1.51)	$0.16

Diluted (loss) earnings per share:
Net (loss) income applicable to common shares	$(20,090)	$1,046	$(19,887)	$1,883

Weighted average common shares outstanding	13,199	11,668	13,140	11,508
Dilutive effect of stock options	—	1,451	—	1,411

Weighted average common shares, assuming Dilutive effect of stock options	13,199	13,119	13,140	12,919

Diluted (loss) earnings per share of common Stock	$(1.52)	$0.08	$(1.51)	$0.15

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.7 million in both the three- and six-month periods ended June 30, 2008. The diluted computation would have increased by approximately 0.4 million and 0.2 million in the three- and six-month periods ended June 30, 2007, respectively. Options to purchase approximately 0.3 million shares of common stock that were outstanding during both the three- and six-month periods ended June 30, 2008 were not included in the computation of diluted net loss per share due to the reported loss during the respective periods. As of June 30, 2008 and 2007, there were approximately 4.0 million and 4.2 million share-based awards outstanding under the Company’s Equity Plans, respectively.

10.	RELATED PARTIES:

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb, a member of our Board of Directors. Loeb Enterprises has been an Edgewater customer since 2006. Service revenue from Loeb Enterprises amounted to $42 thousand and $83 thousand for three- and six-months ended June 30, 2008, respectively, as compared to $42 thousand and $61 thousand in the three- and six-months ended June 30, 2007. Accounts receivable balances from Loeb Enterprises were $28 thousand and $32 thousand as of June 30, 2008 and December 31, 2007, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCIES:

Commitments. In addition to the initial purchase price consideration paid, Alecian, Lynx and NDS are also eligible to receive additional future earnout consideration. Any future earnout payments are conditioned upon the attainment of certain performance measurements over respective 12- to 24-month periods following the respective acquisition dates.

On June 30, 2008, Alecian completed its first and only twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, as of June 30, 2008, has accrued $1.0 million in contingent earnout consideration payable to Alecian directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s balance sheet during the three-month period ended June 30, 2008. It is expected that the contingent earnout consideration payable to Alecian will be paid by the Company during the third quarter of 2008.

Future earnout payments may be made related to the Lynx Acquisition. Contingent earnout amounts are not expected to be more than $0.5 million and if earned, would be paid during 2008 and 2009.

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

The Company had approximately $200,000 of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of June 30, 2008. No amounts related to uncertain tax positions were accrued as of June 30, 2007.

12.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FSP No. 142-3 will have on our consolidated financial statements.

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

Business Overview

Edgewater is a technology management consulting firm providing a synergistic blend of premium IT services primarily in the North American market. We work with our clients, including providing services focused in three primary areas:

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

Our primary target is the client who wants experienced, highly-trained talent for strategic, high return projects. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. Our strategic consulting, custom development and integration service offerings go to market by vertical industry (“Vertical Service Offerings”) and currently serve clients in the following industries: Consumer Packaged Goods/Manufacturing; Specialized Financial Services (such as Student Lending, Distressed Debt, and Private Equity); Healthcare (Payor/Managed Care)/Life Sciences; Higher Education; Hospitality; Insurance; Retail; and various Emerging Markets. Our BI/CPM and Data Services offerings go to market horizontally (“Horizontal Service Offerings”) and provide high level teams of product specialists who span all industries.

During the three- and six-month period ended June 30, 2008, we generated total revenue of approximately $19.6 million and $39.1 million from a total of 199 and 239 clients, respectively. Headquartered in Wakefield, Massachusetts, our Company employed approximately 276 consulting professionals as of June 30, 2008.

Factors Influencing Our Results of Operations

Revenue. Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity occurring in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. With the general economic slowdown that the U.S. economy has experienced in the last year, we have seen clients utilizing a variety of initiatives to reduce external IT spending, including: reduced IT initiatives, or delayed timetables or decisions, for new IT projects, which we have noted have occurred at the conclusion of large or legacy projects and in projects that are significantly focused on custom development, integration services, and technical and business consulting; increased internal IT personnel hiring efforts; and corporate budgetary restrictions or limitations on projects that are not deemed critical or significant in the current business environment. We have responded to these developments over the past year by increasing our training and development in new service offerings, and focusing our sales efforts on technologies that we believe the market will embrace or deem critical to their IT objectives and operating strategies. We also have increased cross-disciplinary training for our personnel in both Vertical Service Offering services and Horizontal Service Offering services, due to the emerging overlap of customer demand for services that involve multiple components of our premium IT service offerings. While we expect to continue to pursue these efforts and objectives to further our goal to provide new services and offerings on a proactive basis, if there is a sustained economic cycle that produces decreasing demand for external IT services in certain areas of our business, we may counter-balance any such decline, with cost-savings initiatives to manage our expenses as a percentage of revenue and our utilization, accordingly. The principal components of operating expenses that affect our results are described below.

Operating Expense. Our consulting professionals represent the largest portion of our operating expenses. Project personnel expenses consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the utilization of our consultant base, the rates we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expenses is comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with branding, marketing and positioning the company as a premium IT services firm. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

Performance. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2008, Compared to Results for the Three and Six Months Ended June 30, 2007,” included elsewhere in this Quarterly Report on Form 10-Q.

Impairment for the Period Ending June 30, 2008. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. In December 2007, the Company completed its annual impairment test and concluded no impairment existed. Following the second quarter of 2008, as a result of the present environment impacting our business and results and an overall decline in billable consultant utilization (see “—Factors Influencing Our Results of Operations; Revenue” and “—Results for the Three and Six Months Ended June 30, 2008, Compared to Results for the Three and Six Months Ended June 30, 2007”) coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event. Therefore, the Company initiated an interim review of the carrying value of our goodwill and other intangible asset balances for possible impairment in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), respectively. The review for impairment indicated that the carrying value of both the goodwill and intangible assets was impaired as of June 30, 2008. Based upon the results of the valuation techniques utilized, the Company recognized impairment charges of $23.5 million and $1.2 million during the three months ended June 30, 2008 related to goodwill and other intangible assets, respectively. See “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 8.”

Results for the Three and Six Months Ended June 30, 2008, Compared to Results for the Three and Six Months Ended June 30, 2007

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Service revenue	92.5%	88.1%	92.4%	90.7%
Software revenue	1.2%	7.8%	1.8%	5.3%
Reimbursable expenses	6.3%	4.1%	5.8%	4.0%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	53.7%	48.5%	54.2%	50.4%
Software costs	1.0%	6.7%	1.5%	4.5%
Reimbursable expenses	6.3%	4.1%	5.8%	4.0%

Total cost of revenue	61.0%	59.3%	61.5%	58.9%

Gross Profit	39.0%	40.7%	38.5%	41.1%
Operating expenses:
Selling, general and administrative	32.2%	30.3%	32.0%	31.0%
Depreciation and amortization	5.3%	3.1%	5.3%	3.2%
Impairment of goodwill and intangible assets	126.1%	3.1%	63.3%	3.2%

Total operating expenses	163.6%	33.4%	100.6%	34.2%

Operating (loss) income	(124.6)%	7.3%	(62.1)%	6.9%
Interest income, net	0.5%	2.2%	0.8%	2.3%

(Loss) income before income taxes	(124.1)%	9.5%	(61.3)%	9.2%
Income tax (benefit) provision	(21.7)%	3.9%	(10.4)%	3.8%

Net (loss) income	(102.4)%	5.6%	(50.9)%	5.4%

Revenue. Total revenue increased by $1.0 million, or 5.6%, to $19.6 million for the three-month period ended June 30, 2008, compared to total revenue of $18.6 million in the three-month period ended June 30, 2007. Total revenue increased by $4.2 million, or 12.1%, to $39.1 million for the six-month period ended June 30, 2008, compared to total revenue of $34.9 million in the six-month period ended June 30, 2007.

During the three-month period ended June 30, 2008, service revenue, excluding software and reimbursable expense revenue, increased by $1.7 million, or 10.8%, to $18.1 million as compared to service revenue of $16.4 million in the three-month period ended June 30, 2007. During the six-month period ended June 30, 2008, service revenue increased by $4.5 million, or 14.3%, to $36.1 million as compared to the service revenue of $31.6 million in the three-month period ended June 30, 2007. The comparative 2008 three- and six-month period increases in service revenue were favorably impacted by the additive effects of our 2007 CPM-related acquisitions, which include the Vertical Pitch Acquisition, Lynx Acquisition and Alecian Acquisition, which are collectively referred to in this document as the “2007 Acquisitions,” and by the year-over-year organic growth within our CPM service offering. Service revenues related to businesses acquired as part of the 2007 Acquisitions had no impact on our results for the six-month period ended June 30, 2007, as the 2007 Acquisitions were consummated during the second half of 2007. The 2007 Acquisitions were fully integrated into our CPM-related operations prior to the beginning of the 2008 fiscal year, and are reported as part of our overall revenues, as it is impractical to isolate the additive impact of these businesses that have been integrated into our operations.

Service revenue growth for our CPM-related services outpaced service revenue declines related to our technical consulting and business consulting offerings during the three- and six month periods of 2008. We believe these declines relate to a reduction in comparative year-over-year service revenue from certain of our legacy customers and factors arising out of the general U.S. economic slowdown impacting demand for certain IT services. For more detail on this current trend, see “—Business Overview; Factors Influencing Our Results of Operations; Revenue.” We remain optimistic that our CPM-related revenues will experience future growth. We believe that the revenue mix for technical consulting and business consulting, will undergo change, as our efforts to increase training and development in new services, technologies and applications that we believe the market will embrace or deem critical to their IT objectives have resulted in, and will continue to result in, new customers and engagements; however, it is possible that these new and diversified revenue streams may not exceed reductions due to the general economic/legacy business factors described above. As a result of these factors, we may experience near term overall service revenues that may be essentially flat or reflect only modest growth when compared to corresponding prior year periods.

Utilization, which is the rate at which we are able to generate revenue from our consultants, amounted to 76.6% during the second quarter of 2008 as compared to 82.8% during the second quarter of 2007. We target utilization in a range from 78%-82%, and this objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The drop in our utilization rate below our target rate is attributable to the decrease in technical consulting and business consulting service revenue due to the factors described above and under “—Business Overview; Factors Influencing Our Results of Operations; Revenue.” Our billable consultant headcount at the end of June 30, 2008 was 276, as compared to 257 at the end of the second quarter of 2007. Annualized service revenue per billable consultant increased to $334 thousand, during the quarterly period ended June 30, 2008, as compared to $302 thousand during the same quarterly period in 2007. The improvement in this metric is primarily due to a greater mix of high-end CPM consulting services, which services have higher consultant billing rates than our other offerings. All of the above metrics are key elements associated with our ability to generate growth in our service revenue.

Software revenue, which is directly attributable to our CPM offerings, was $0.2 million and $0.7 million, respectively, during the three- and six-month periods ended June 30, 2008, respectively as compared to $1.5 million and $1.8 million in the comparative 2007 quarter and year-to-date periods, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Gross profit margins on software sales are generally much lower than gross margins on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $1.2 million and $2.3 million during the three- and six-month periods ended June 30, 2008, respectively as compared to $0.8 million and $1.4 million during the three- and six-month periods ended June 30, 2007, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The Company increased the number of customers it served to 239 during the six-month period ended June 30, 2008, as compared to 165 customers during the comparative six-month period ended June 30, 2007. This increase is primarily due to the 2007 Acquisitions and also due to our ongoing growth initiatives focused on new customer engagements and services that were previously described. Further, as the Company continued to diversify its revenue mix across its growing client base, service revenue from our five largest customers during the three- and six-month period ended June 30, 2008 was approximately 29.3% and 28.1% of our total service revenue, respectively, as compared to 49.7% and 50.7% in the comparative 2007 quarter and year-to-date periods, respectively.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.0 million, or 8.6%, to $12.0 million for the three-month period ended June 30, 2008 as compared to $11.0 million in the comparative quarterly period of 2007. Similarly, total cost of revenue increased by $3.5 million, or 17.1%, to $24.0 million for the six-month period ended June 30, 2008 as compared to total cost of revenue of $20.5 million in the six-month period ended June 30, 2007.

The increase in reported cost of revenue in both the three- and six-month periods ended June 30, 2008 relates to an increase in project and personnel costs. During the three- and six-months ended June 30, 2008, project and personnel costs increased by $1.5 million, or 16.9%, and $3.6 million, or 20.8%, respectively as compared to the three- and six-month periods ended June 30, 2007. The increase in project and personnel costs is primarily driven by the billable consultants added in connection with the 2007 Acquisitions and selective additions of higher end consultants. The net effect of the 2007 Acquisitions and other factors described above served to increase the average salaries of our consultants, which resulted in a reported year-over-year increase in project and personnel costs during the three- and six-month periods of 2008. As of June 30, 2008, the Company employed 276 billable consultants as compared to 257 billable consultants as of June 30, 2007.

Software costs amounted to $0.2 million and $0.6 million during the three- and six-month periods ended June 30, 2008, respectively, as compared to software costs of $1.3 million and $1.5 million during the three- and six-month periods ended June 30, 2007. The decrease in software costs is a result of the 2008 quarter and year-to-date decreases comparative period software sales. Software costs are expected to fluctuate between quarters depending on our customer’s demand for CPM-related software. Reimbursable expenses increased by $0.4 million, or 63.2%, to $1.2 million during the three months ended June 30, 2008 as compared to reimbursable expenses of $0.8 million during the comparative 2007 quarterly period. Similarly, reimbursable expenses increased by $0.9 million, or 59.6%, to $2.3 million during the six-months ended June 30, 2008 as compared to reimbursable expenses of $1.4 million during the comparative 2007 quarterly period. The quarterly increases in reimbursable expenses are a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported periods.

Gross Profit. Total gross profit was $7.6 million in both of the three-month periods ended June 30, 2008 and 2007. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin. Gross margin, as a percentage of total revenue, decreased to 39.0% in the second quarter of 2008, as compared to 40.7% in the comparative 2007 quarterly period. Gross margin, as a percentage of service revenue, decreased to 41.9% during the three-month period ended June 30, 2008 as compared to 44.9% for the three-month period ended June 30, 2007. The Company’s management targets gross margin related to service revenue at 42% to 45%.

During the six-month period ended June 30, 2008, total gross profit increased by $0.8 million, or 5.0%, to $15.1 million as compared to total gross profit of $14.3 million in the six-month period ended June 30, 2007. Gross margin, as a percentage of total revenue, decreased to 38.5% in the 2008 year-to-date period, as compared to 41.1% in the comparative 2007 year-to-date period. Gross margin related to service revenue decreased to 41.3% during the six-month period ended June 30, 2008 as compared to 44.5% for the six-month period ended June 30, 2007.

The comparative 2008 year-over-year decrease in gross margin is principally related to the Company’s decrease in its consultant utilization rate, as described above under “—Factors Influencing Our Results of Operations; Revenue.” The absolute dollar increase in gross profit is principally related to the Company’s growth in higher billable CPM-related headcount, including such positive effects brought about by the 2007 Acquisitions.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $0.7 million, or 12.1%, to $6.3 million in the three-month period ended June 30, 2008 as compared to SG&A expenses of $5.6 million in the three-month period ended June 30, 2007. SG&A expenses increased by $1.7 million, or 15.9%, to $12.5 million in the six-months ended June 30, 2008 as compared to SG&A expenses of $10.8 million in the six-month period ended June 30, 2007. The increase in SG&A expenses during the three- and six-months ended June 30, 2008 is primarily attributable to additional sales and operational personnel associated with the 2007 Acquisitions, and to a lesser extent increases in commission expense associated with the growth in new service revenues, increases in stock-based compensation expense associated with the April 2007 equity grants, and increases in training costs as we expand the current skill set mix of our consultant base. SG&A expense, as a percentage of total revenue, increased to 32.2% and 32.0% for the three- and six-month period ended June 30, 2008 as compared to 30.3% and 31.0% for the three- and six-month period ended June 30, 2007.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.4 million, or 82.4%, to $1.0 million in the quarter ended June 30, 2008 as compared to $0.6 million in the quarter ended June 30, 2007. Depreciation and amortization expense increased to $2.1 million in the six-month period ended June 30, 2008 as compared to $1.1 million in the six-month period ended June 30, 2007. Amortization expense was $0.8 million and $1.5 million during the three- and six-month periods ended June 30, 2008, respectively as compared to $0.3 million and $0.6 million for the three- and six-month periods ended June 30, 2007, respectively. $0.5 million and $0.9 million of the year-over-year increase in amortization expense during the three- and six-month periods ended June 30, 2008, respectively related to the intangible assets identified in conjunction with the 2007 Acquisitions.

For the remaining six-month period of 2008, we anticipate depreciation and amortization expense could decline by approximately 22% compared to levels recognized in the six-month period ended June 30, 2008 solely as a result of the impairment charges recorded during the current quarter, as described above.

Impairment of Goodwill and Intangible Assets. As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 8” and “—Factors Influencing Our Results of Operations” included elsewhere herein, the Company, following the end of the second quarter of 2008, determined that it had identified an impairment triggering event. As a result of the triggering event, the Company performed a review of the current carrying value of its goodwill and intangible assets for possible impairment.

The review for impairment indicated that the carrying value of both the goodwill and intangible assets was impaired as of June 30, 2008. Based upon the results of the valuation techniques utilized, the Company recognized a total impairment charge of $24.7 million during both the three and six months ended June 30, 2008.

Operating (Loss) Income. Operating income decreased by $25.8 million, to a reported operating loss of $(24.4) million, in the three-month period ended June 30, 2008 as compared to operating income of $1.4 million in the three-month period ended June 30, 2007. Similarly, operating income decreased by $26.7 million, to a reported operating loss of $(24.3) million, in the six-month period ended June 30, 2008 as compared to operating income of $2.4 million in the six-month period ended June 30, 2007. The current quarter and year-to-date fluctuations in operating (loss) income are primarily attributable to $24.7 million in impairment charges recorded against the carrying value of the Company’s goodwill and intangible assets, and to a far lesser extent due to a comparative increase in SG&A expenses and lower billable consultant utilization (described previously), which reduced overall gross profit margins for our business. Each is explained in further detail above.

Interest Income, Net. We earned net interest income of $0.1 million during the second quarter of 2008, as compared to net interest income of $0.4 million during the second quarter of 2007. Interest income totaled $0.3 million and $0.8 million in the six-month periods ended June 30, 2008 and 2007, respectively. Interest income has decreased in the comparative three- and six-month periods primarily as a result of the reduction in the Company’s invested balances, primarily due to the 2007 Acquisitions and decreasing yields achieved on our marketable securities as market interest rates for high grade commercial bonds, commercial paper and government-backed securities have substantially decreased in the 2008 comparative periods.

Income Tax (Benefit) Provision. The Company records an income tax (benefit) provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax benefit of $(4.2) million and $(4.1) million for the three- and six-month periods ended June 30, 2008, respectively as compared to an income tax provision $0.7 million and $1.3 million for the three- and six-month periods ended June 30, 2007, respectively. The recorded income tax benefit for the three- and six-months ended June 30, 2008 represents a tax benefit based on an effective income tax rate of 17.1%. The income tax provision for the three- and six-month periods ended June 30, 2007 was determined based upon an effective income tax rate of 40.5% and 41.5%, respectively.

We have deferred tax assets resulting primarily from federal net operating loss carryforwards amounting to $31.2 million for which we have recorded a valuation allowance in the amount of $4.6 million. Our federal income tax payable amounts will be charged directly against our deferred tax asset and will not result in an annual cash outlay by the Company, except with regard to state and alternative minimum tax (“AMT”) liabilities. The majority of the Company’s tax affected net operating loss carry-forwards are scheduled to expire on or before 2020.

Net (Loss) Income. We reported net loss of $(20.1) million and $(19.9) million during the three- and six-month periods ended June 30, 2008, respectively, as compared to net income of $1.0 million and $1.9 million during the comparative 2007 periods. The current quarter and year-to-date reported net losses are primarily due to the current quarter goodwill and intangible asset impairment charge of $20.5 million (net of tax benefit), and to a far lesser extent due to lower utilization of our billable consultants, increases in SG&A expenses and amortization expense and a decrease in interest income. Each of these items is discussed in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$3,605	$2,779	$(127)	$1,590
Discontinued operating activities	(2)	(525)	(8)	(552)
Investing activities	(96)	(1,158)	1,595	(4,416)
Financing activities	467	503	654	1,917

Total provided (used) during the period	$3,974	$1,599	$2,114	$(1,461)

As of June 30, 2008 and December 31, 2007, we had cash, cash equivalents, and marketable securities of $22.8 million. Working capital, which is defined as current assets less current liabilities, increased $2.8 million, to $32.4 million, as of June 30, 2008, as compared to $29.6 million as of December 31, 2007. Current year activity related to our cash, cash equivalents and marketable securities is primarily attributable to cash outflows related to the first quarter payments on the 2007 performance-based bonus plan, which have been offset by $0.7 million in proceeds from stock option exercises and issuances under the Company’s employee stock purchase plan and collections of accounts receivable balances.

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

Cash provided by operating activities was $3.6 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively. Net cash provided during the three months ended June 30, 2008 was largely attributable to the $24.7 million goodwill and intangible asset impairment charge being a non cash activity, $1.8 million in accruals related to salaries and wages, commissions and the Company’s 2008 performance-based bonus plans, $0.4 million in stock-based compensation and $1.0 million in depreciation and amortization. These inflows were offset by an increase in the Company’s deferred tax assets of $4.4 million in connection with the current quarter impairment charges and related net loss and an increase in account receivable balances of $0.3 million.

The cash provided during the three months ended June 30, 2007 was largely due to inflows related to income from operations of $1.0 million, $0.3 million in prepaid and other assets related to the routine amortization of annual insurance premiums and $1.4 million in accrued payroll and related liabilities related to the bonus accruals under the Company’s 2007 performance based bonus plan. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.6 million, stock-based compensation expense of $0.4 million, an increase in deferred revenue and other liabilities of $0.7 million primarily related to the Company’s receipt of $0.5 million in a tenant improvement allowance and depreciation and amortization expense of $0.6 million. These cash inflows were partially offset by outflows of cash related to the increase in accounts receivable balances associated with increased revenues of $2.0 million.

Cash (used in) provided by operating activities was $(0.1) million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in operating activities during the six months ended June 30, 2008 was the result of outflows attributable to the reported year-to-date loss of $19.9 million, an increase in the Company’s deferred tax assets of $4.4 million in connection with the current quarter impairment charges and related net loss, a $1.0 million increase in accounts receivable balances in connection with the Company’s revenue growth and $2.2 million in net payments of salaries and wage-related expenses including bonus payments under the Company’s 2007 performance-based bonus plans and commissions. These outflows were largely offset by positive inflows of cash related to the $24.7 million goodwill and intangible asset impairment charge, $2.1 million in depreciation and amortization expense of which a significant portion of the amortization expense related to the 2007 Acquisitions and $0.9 million in stock-based compensation.

Net cash provided by operating activities of $1.6 million for the six months ended June 30, 2007 and was largely attributable to inflows attributable to reported income from operations of $1.9 million, utilization of the Company’s deferred tax asset of $1.1 million, stock-based compensation expense of $0.6 million, an increase in deferred revenue and other liabilities of $0.7 million primarily related to the Company’s receipt of $0.5 million in a tenant improvement allowance, an increase in accounts payable and accrued expenses of $0.8 million and depreciation and amortization expense of $1.1 million. These cash inflows were partially offset by outflows of cash related to the increase in accounts receivable balances, in connection with increased revenues, of $3.9 million.

Net used in investing activities was $0.1 million and $1.2 million during the three months ended June 30, 2008 and 2007, respectively. Cash used in investing activities for the three months ended June 30, 2008 was primarily attributable to net purchases of marketable securities and purchases of property and equipment. Cash used in investing activities for the three months ended June 30, 2007 was attributable to $0.4 million in net purchases of marketable securities and capital expenditures of $0.9 million.

Net cash provided by (used in) investing activities was $1.6 million and $(4.4) million during the six months ended June 30, 2008 and 2007, respectively. Cash provided by investing activities for the six months ended June 30, 2008 was attributable to $1.9 million in net redemptions of marketable securities, which were offset by capital expenditures of $0.2 million and cash outlays related to other direct costs associated with the Vertical Pitch Acquisition of $0.1 million. Cash used in investing activities for the six months ended June 30, 2007 was attributable to $1.8 million in net purchases of marketable securities, the Company’s accruing of $0.7 million in earnout consideration, payable to the former stockholders of NDS, directly related to the completion of the first twelve-month earnout period and capital expenditures of $1.9 million.

As of June 30, 2008, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash provided by financing activities was $0.5 million in both of the three month periods ended June 30, 2008 and 2007. Similarly, net cash provided by financing activities was $0.7 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively. The net cash provided by financing activities in each of the reported three- and six-month periods is directly attributable to the cash received from stock option exercises and proceeds from the Company’s employee stock purchase program. These inflows were offset by outflows related to principal payment on capital lease obligations in each of the respective 2008 and 2007 three- and six-month periods. Additionally, during the six-month period ended June 30, 2008, the Company repurchased 500 shares of its Common Stock at an aggregate purchase value of $3 thousand.

Net cash used in discontinued operations was $2 thousand and $525 thousand for the three months ended June 30, 2008 and 2007, respectively. Similarly, net cash used in discontinued operations was $8 thousand and $552 thousand for the six months ended June 30, 2008 and 2007, respectively. Net cash used in each of the presented three- and six-month periods related to payments on previously accrued tax matters, associated professional services and net payments on lease arrangements. Additionally, the significant increase in the 2007 three- and six-month cash used in discontinued operations was related to the Company’s entrance into a lease termination agreement during the second quarter of 2007.

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

Our combined cash and cash equivalents increased by $4.0 million and $1.6 million during the three-month periods ended June 30, 2008 and 2007, respectively. During the six-month periods ended June 30, 2008 and 2007, our combined cash and cash equivalents increased (decreased) by $ 2.1 million and $(1.5) million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $22.8 million and $33.6 million as of June 30, 2008 and 2007, respectively.

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

Acquisitions, Earnout Payments and Commitments

As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 7,” included elsewhere herein, in addition to the initial purchase price consideration paid to NDS, Alecian and Lynx, the companies are also eligible to receive additional contingent earnout consideration. Future earnout payments, if any, are conditioned upon the attainment of certain performance measurement over respective 12- to 24-month periods following the respective acquisition dates.

On June 30, 2008, Alecian completed its first and only twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, as of June 30, 2008, has accrued $1.0 million in contingent earnout consideration payable to Alecian directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s balance sheet during the three-month period ended June 30, 2008. It is expected that the contingent earnout consideration payable to Alecian will be paid by the Company during the third quarter of 2008.

Future earnout payments may be made in the future related to the Lynx Acquisition. These amounts are not expected to be more than $0.5 million and if earned, would be paid during 2008 and 2009.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of June 30, 2008, our outstanding obligations under our Capital Lease Arrangements totaled $737 thousand. Of this amount, $208 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During the three- and six-month period ended June 30, 2008, the Company made payments of principle and interest totaling $63 thousand and $125 thousand, respectively, under the Capital Lease Arrangements as compared to $15 thousand and $45 thousand during the three- and six-month period ended June  30, 2007, respectively.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FSP No. 142-3 will have on our consolidated financial statements.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report of Form 10-K, for the period ending December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward Looking Statements.”

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to general economic trends, IT service demand, future revenue and revenue mix, utilization, training and new service offerings, significant customers, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2007 Annual Report on Form 10-K as filed with the SEC on March 17, 2008.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could,” “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments, which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers, including large legacy customer engagements and the failure to generate new service revenue faster than revenue associated with completed engagements and legacy customer arrangements; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Corporate Performance Management (“CPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview,” (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; and/or (12) the failure of the marketplace to embrace CPM or BI services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- or six-month periods ended June 30, 2008 and 2007. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and six-month periods ended June 30, 2008 and 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures. We also established a disclosure committee, which consists of certain members of our senior management. The President and Chief Executive Officer and the Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

This Form 10-Q contains forward-looking statements. As discussed in “Part I – Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and herein under “Special Note Regarding Forward Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic or current reports filed with the Securities and Exchange Commission, in our Annual Report to Shareholders, in our Proxy Statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions. We are not necessarily obligated to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Board of Directors authorized the Stock Repurchase Program. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table presents the aggregate quarterly repurchases under the Stock Repurchase Program during the second quarter ended June 30, 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
April	0	$0.00	0	$4,996,963
May	0	$0.00	0	$4,996,963
June	0	$0.00	0	$4,996,963

Total	0	$0.00	0	$4,996,963

(1) – Based upon trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information related to our 2008 Annual Meeting of Stockholders is incorporated by reference to the Current Report on Form 8-K we filed with the SEC on June 13, 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

* - Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 18, 2008	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 18, 2008	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial officer)

Date: August 18, 2008	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Accounting Officer (principal accounting officer)