Form 10-Q
period 2008-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2008-11-03
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 27, 2008 was 12,303,896.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,994	$7,629
Marketable securities	12,795	15,146
Accounts receivable, net[1] of allowance of $443 and $375, respectively	16,020	15,791
Current portion of deferred income taxes, net	2,240	2,240
Prepaid expenses and other current assets	844	893

Total current assets	39,893	41,699

Property and equipment, net	4,234	4,749
Intangible assets, net	4,382	7,682
Goodwill	23,647	46,033
Deferred income taxes, net	24,483	20,015
Other assets	41	48

Total assets	$96,680	$120,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,292	$4,194
Accrued bonuses	2,331	3,811
Accrued payroll and related liabilities	1,183	1,836
Accrued commission	1,395	1,102
Deferred revenue and other liabilities	772	920
Capital lease obligations, current	212	202

Total current liabilities	9,185	12,065
Capital lease obligations	475	635

Total liabilities	9,660	12,700

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2008 and December 31, 2007, 12,730 and 13,297 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	297	297
Paid-in capital	213,071	212,496
Treasury stock, at cost, 17,006 and 16,439 shares at September 30, 2008 and December 31, 2007, respectively	(124,956)	(122,974)
Retained (deficit) earnings	(1,392)	17,707

Total stockholders’ equity	87,020	107,526

Total liabilities and stockholders’ equity	$96,680	$120,226

See notes to the unaudited condensed consolidated financial statements.

[1]	Includes related-party amounts of $32 as of September 30, 2008 and December 31, 2007 due from Loeb Enterprises. Refer to Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue:
Service revenue[2]	$17,039	$15,652	$53,134	$47,244
Software revenue	122	18	824	1,849
Reimbursable expenses	1,184	682	3,461	2,109

Total revenue	18,345	16,352	57,419	51,202

Cost of revenue:
Project and personnel costs **	9,613	8,724	30,797	26,264
Software costs	81	10	643	1,559
Reimbursable expenses	1,184	682	3,461	2,109

Total cost of revenue	10,878	9,416	34,901	29,932

Gross profit	7,467	6,936	22,518	21,270

Operating expenses:
Selling, general and administrative **	5,925	5,203	18,429	15,991
Depreciation and amortization	853	599	2,934	1,734
Impairment of goodwill and other intangible assets	—	—	24,740	—

Total operating expenses	6,778	5,802	46,103	17,725

Operating income (loss)	689	1,134	(23,585)	3,545

Interest income, net	97	428	413	1,236

Income (loss) before income taxes	786	1,562	(23,172)	4,781
Income tax (benefit) provision	(2)	465	(4,073)	1,801

Net income (loss)	$788	$1,097	$(19,099)	$2,980

Earnings (loss) per share:
Basic net income (loss) per share of common stock	$0.06	$0.09	$(1.46)	$0.26

Diluted net income (loss) per share of common stock	$0.06	$0.08	$(1.46)	$0.23

Shares used in computing basic net income (loss) per share of common stock	13,035	11,822	13,105	11,614

Shares used in computing diluted net income (loss) per share of common stock	13,177	13,134	13,105	13,172

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$65	$95	$304	$297
Selling, general and administrative	234	266	908	694

Total stock-based compensation	$299	$361	$1,212	$991

See notes to the unaudited condensed consolidated financial statements.

[2]

Includes related-party amounts of $45 and $42 for the three months ended September 30, 2008 and 2007 and $128 and $103 for the nine months ended September 30, 2008 and 2007, respectively from Loeb Enterprises. Refer to Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$788	$1,097	$(19,099)	$2,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	853	599	2,934	1,734
Provision for doubtful accounts	38	25	113	101
Deferred income taxes	(78)	348	(4,468)	1,443
Stock-based compensation	299	361	1,212	991
Amortization of marketable securities premiums, net	9	(16)	150	(146)
Excess tax benefits from stock options	2	—	(6)	—
Impairment of goodwill and other intangible assets	—	—	24,740	—
Changes in operating accounts:
Accounts receivable	700	425	(342)	(3,459)
Prepaid expenses and other assets	95	79	86	(35)
Accounts payable and accrued liabilities	(618)	(1,339)	(1,044)	(509)
Accrued payroll and related liabilities	345	562	(1,840)	(78)
Deferred revenue and other liabilities	(18)	(2)	(148)	707

Net cash provided by operating activities	2,415	2,139	2,288	3,729

Net cash used in discontinued operating activities	—	(6)	(8)	(558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	6,726	11,983	23,659	35,142
Purchases of marketable securities	(6,428)	(10,844)	(21,458)	(35,774)
Purchase of National Decision Systems, Inc., including payment under earnouts	—	—	—	(709)
Purchase of Vertical Pitch, LLC	38	—	(76)	—
Purchase of Alecian Corporation, including payment under earnouts	(1,000)	(793)	(1,000)	(793)
Purchase of Lynx Business Intelligence Consulting, Inc.	—	(3,257)	—	(3,257)
Purchases of property and equipment	(83)	(300)	(277)	(2,236)

Net cash (used in) provided by investing activities	(747)	(3,211)	848	(7,627)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(50)	(46)	(150)	(80)
Proceeds from employee stock purchase plans and stock option exercises	191	501	940	2,452
Excess tax benefits from stock options	(2)	—	6	—
Repurchases of common stock	(3,556)	—	(3,559)	—

Net cash (used in) provided by financing activities	(3,417)	455	(2,763)	2,372

Net (decrease) increase in cash and cash equivalents	(1,749)	(623)	365	(2,084)
CASH AND CASH EQUIVALENTS, beginning of period	9,743	8,372	7,629	9,833

CASH AND CASH EQUIVALENTS, end of period	$7,994	$7,749	$7,994	$7,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$152	$273	$477	$614

Cash receipts from related parties	$41	$1,374	$131	$5,388

Cash payments to related parties	$—	$—	$—	$628

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent earnout consideration payable to Lynx (Note 7)	$150	$—	$150	$—

Issuance of restricted stock awards	$—	$—	$—	$342

Issuance of common stock for acquisition and earnouts	$—	$—	$—	$2,163

Shares surrendered to cover option exercise	$—	$—	$46	$1,070

Shares surrendered to cover option exercise income taxes	$—	$—	$—	$207

Accrued Vertical Pitch acquisition-related receivable	$29	$—	$29	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (NASDAQ: EDGW) is an innovative technology management consulting firm providing a synergistic blend of premium information technology (“IT”) services primarily in the North American market. Our business strategy is to position our Company as the leading provider of premium IT services, providing a range of business and technology offerings. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of business specific vertical offerings and advanced product technology horizontal offerings. This approach enables Edgewater to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. Headquartered in Wakefield, Massachusetts, as of September 30, 2008, our Company employed approximately 261 consulting professionals.

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION:

For the three- and nine-month periods ended September 30, 2008 and 2007, revenue from technical consulting engagements, enterprise performance management (“EPM”) consulting engagements and business consulting engagements represented the following:

	Technical Consulting Engagements	Enterprise Performance Management Consulting Engagements	Business Consulting Engagements
Three months ended September 30,
2008	31.1%	61.7%	7.2%
2007	55.9%	30.2%	13.9%

Nine months ended September 30,
2008	36.2%	57.1%	6.7%
2007	59.2%	27.6%	13.2%

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 96.7% and 97.0% of service revenue for the three- and nine-month periods ended September 30, 2008, respectively. Time and materials-based contracts represented 93.9% and 94.9% of service revenue for the three- and nine-month periods ended September 30, 2007, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 0.9% and 0.8% of service revenue for the three- and nine-month periods ended September 30, 2008, respectively. Fixed-price contracts represented 4.0% and 2.5% of service revenue for the three- and nine-month periods ended September 30, 2007, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 2.4% and 2.2% of service revenue for the three- and nine-month periods ended September 30, 2008, respectively. Fixed-fee contracts represented 2.1% and 2.6% of service revenue for the three- and nine-month periods ended September 30, 2007, respectively.

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

Option Plans (Excluding Restricted Share Awards)

As of September 30, 2008, the Company has four share-based compensation plans: the Amended and Restated 1996 Stock Option Plan, the Amended and Restated 2000 Option Plan, the 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan, which are collectively referred to as the “Equity Plans.” The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

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

The Company granted 136,466 stock options under the Equity Plans during the nine-months ended September 30, 2008. The Company granted no stock options under the Equity Plans during the three months ended September 30, 2008. The Company granted 28,000 and 500,350 stock options during the three- and nine-month periods ended September 30, 2007 (excluding issuances of restricted share awards issued under the 2003 Plan), respectively. Options granted were principally issued as part of the Company’s annual performance review process and in connection with its board of director compensation programs.

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

The weighted-average grant-date fair value of all options granted (excluding restricted share awards), as valued under SFAS No. 123R, was $1.78 during the three- and nine-month periods ended September 30, 2008. The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the three- and nine-month periods ended September 30, 2007, as valued under SFAS No. 123R, was $3.32 and $3.57, respectively. The fair value of the 2008 and 2007 option grants was determined based upon the following weighted average variables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	—	43.7%	41.8%	44.1%
Expected dividend yield	—	0%	0%	0%
Expected life (in years)	—	3.91	3.64	3.91
Risk-free interest rate	—	4.6%	3.7%	4.7%

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of September 30, 2008, and changes during the quarter then ended is as follows:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2008	3,822,784	$6.09	4.40	$5,694
Granted	—	—
Exercised	(16,765)	5.44
Forfeited or expired	(13,899)	7.53

Outstanding at March 31, 2008	3,792,120	$6.09	4.10	$1,094
Granted	136,466	4.98
Exercised	(87,517)	4.36
Forfeited or expired	(45,506)	9.78

Outstanding at June 30, 2008	3,795,563	$6.04	3.94	$697
Granted	—	—
Exercised	(13,534)	3.91
Forfeited or expired	(152,016)	7.50

Outstanding at September 30, 2008	3,630,013	$6.02	3.59	$658

Vested and expected to vest	3,471,641	$5.95	3.48	$658

Exercisable at September 30, 2008	3,033,283	$5.74	3.10	$658

The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2008 was approximately $11 thousand and $108 thousand, respectively. The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2007 was approximately $252 thousand and $1.8 million, respectively.

Restricted Share Awards

The 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of September 30, 2008, 160,270 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the three- and nine-month periods ended September 30, 2008. The Company issued 37,800 restricted share awards to employees during the nine-month period ended September 30, 2007 at a price of $0.01 per share. No restricted share awards were issued to employees during the three-month period ended September 30, 2007.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of non-vested restricted share activity under the 2003 Plan as of September 30, 2008, and changes during the quarter then ended is as follows:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	252,170	$6.11
Granted	—	—
Vested	(29,530)	6.64
Forfeited or expired	—	—

Outstanding at March 31, 2008	222,640	$6.05
Granted	—	—
Vested	(47,960)	5.31
Forfeited or expired	(8,160)	6.65

Outstanding at June 30, 2008	166,520	$6.23
Granted	—	—
Vested	(6,250)	5.32
Forfeited or expired	—	—

Outstanding at September 30, 2008	160,270	$6.27

Vested and expected to vest	160,270	$6.27

The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2008 was $33 thousand and $484 thousand, respectively. The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2007 was $33 thousand and $389 thousand, respectively.

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

Prior to the effective date of the 2008 ESPP Plan, the Company will continue to offer eligible employees the option to purchase the Company’s common stock under the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (“1999 ESPP Plan”). The 1999 ESPP Plan allows a maximum of 700,000 shares to be purchased by employees and as of September 30, 2008, no shares were available for future issuance. The 2008 ESPP Plan and the 1999 ESPP Plan are collectively referred to in this document as the “ESPP Plans.”

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

The issue price of the shares of the Company’s common stock issued under the 1999 ESPP Plan related to the July 2008, April 2008 and January 2008 offering was $4.03, $4.15 and $4.45 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the following table, was $1.09, $1.22 and $1.84 per share, respectively.

	July 2008 ESPP Offering	April 2008 ESPP Offering	January 2008 ESPP Offering
Expected volatility	39.1%	38.6%	50.6%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	1.9%	1.4%	3.4%

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $299 thousand and $1.2 million in the three- and nine-month periods ended September 30, 2008, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $361 thousand and $991 thousand in the three- and nine-month periods ended September 30, 2007, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $191 thousand and $940 thousand during the three- and nine-month periods ended September 30, 2008, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $0.5 million and $2.5 million during the three- and nine-month periods ended September 30, 2007, respectively. The related tax (provision) benefit was approximately $(2) thousand and $6 thousand for the three- and nine-month periods ended September 30, 2008, respectively. The related tax benefit was approximately $98 thousand and $671 thousand for the three- and nine-month periods ended September 30, 2007, respectively.

As of September 30, 2008, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.8 million and is expected to be recognized over a period of 4.5 years.

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

The Company recorded a tax benefit of $2 thousand and $4.1 million for the three and nine months ended September 30, 2008, respectively, compared to a tax provision of $0.5 million and $1.8 million for the three and nine months ended September 30, 2007, respectively. The reported tax benefit for the three- and nine-month periods ended September 30, 2008 is based upon an annualized estimated effective income tax benefit rate of 17.7%, related to our combined federal and state income tax rates for our operating results offset by a benefit derived from the goodwill impairment charge recorded during the second quarter. Additionally, the Company has recorded approximately $19 thousand in penalties and interest during the nine-month period ended September 30, 2008. The effective tax rate applied to income before taxes in both the three- and nine-month periods ended September 30, 2007 was 29.8% and 37.7%, respectively. Income tax in both the three- and nine-month periods of 2007 represented tax expense calculated at our annualized effective income tax rate of 41.5%, offset by a tax benefit of $0.2 million in connection with the Company’s recognition of certain tax benefits under SFAS No. 123R. The Company does not anticipate having to expend cash for any federal income taxes, exclusive of alternative minimum tax, in 2008 because of the availability of our net operating loss carryforwards.

Deferred Tax Assets: The Company has recorded a net deferred tax asset of $26.7 million and $22.2 million as of September 30, 2008 and December 31, 2007, respectively. The current year increase in our deferred tax asset is primarily related to an increase in our depreciation and amortization-based timing differences, related to our acquired goodwill and intangible assets, as a result of the second quarter impairment charges recorded against the carrying value of these assets. The impairment charges are described in Note 8 of the notes to unaudited condensed consolidated financial statement included elsewhere herein. We have recorded a $1.4 million and $4.6 million valuation allowance against our gross deferred tax asset as of September 30, 2008 and December 31, 2007, respectively. The valuation allowance, which primarily relates to reserves applied against certain state net operating loss carryforwards and federal and foreign tax credits, decreased by $3.2 million in the current quarterly period in connection with the Company’s filing of an amended 1999 federal income tax return for the purpose of utilizing foreign tax credits that were set to expire. To reflect the filing of the amended income tax return, the Company decreased the gross value of our foreign tax credit deferred tax asset and the related valuation allowance by $3.2 million.

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

The following tables represent the Company’s fair value hierarchy for its marketable securities as of September 30, 2008 and December 31, 2007. Each of the below listed marketable securities is classified as a Level 2 securities within the fair value hierarchy.

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,710	$23	$—	$5,733
Government obligations	7,085	2	(6)	7,081

Total marketable securities	$12,795	$25	$(6)	$12,814

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$11,157	$31	$—	$11,188
Corporate bonds	3,989	4	(1)	3,992

Total marketable securities	$15,146	$35	$(1)	$15,180

Amortization expense related to the net discounts and (premiums) on our held-to-maturity securities was $65 thousand and $243 thousand for the three- and nine-month periods ended September 30, 2008, respectively. Amortization expense related to the net discounts and premiums on our held-to-maturity securities was $283 thousand and $802 thousand for the three- and nine-month periods ended September 30, 2007, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS:

Set forth below are developments during 2008 related to certain business combination transactions that were completed prior to the 2008 fiscal year and were described in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Acquisition of Lynx Corporation: On September 24, 2007, the Company acquired substantially all of the assets of Lynx Business Intelligence Consulting, Inc. (“Lynx”), pursuant to the terms of an Asset Purchase Agreement (the “Lynx Acquisition”). Additionally, an earnout agreement was entered into in connection with the Lynx Acquisition, and it specifies additional earnout consideration that could be payable to Lynx. Earnout payments are conditioned upon the attainment of certain performance measurements for the Lynx business over a 12- to 24-month period from the date of the acquisition. On September 23, 2008, Lynx completed its first twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, as of September 30, 2008, has accrued $150 thousand in contingent earnout consideration payable to Lynx directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s balance sheet during the three-month period ended September 30, 2008. It is expected that the contingent earnout consideration payable to Lynx will be fully paid, in cash, by the Company during the fourth quarter of 2008.

Acquisition of Alecian Corporation: On July 2, 2007, the Company acquired certain assets and liabilities of Alecian Corporation (“Alecian”), pursuant to the terms of a definitive Asset Purchase Agreement (the “Alecian Acquisition”). Additionally, the Asset Purchase Agreement related to the Alecian Acquisition specifies additional earnout consideration that could be payable to Alecian. Earnout payments are conditioned upon the attainment of certain performance measurements for the Alecian business over a 12-month period from the date of the acquisition. On June 30, 2008, Alecian completed its first and only twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, as of June 30, 2008, accrued $1.0 million in contingent earnout consideration payable to Alecian directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s balance sheet during the three-month period ended June 30, 2008. The contingent earnout consideration earned by Alecian was paid, in cash, by the Company during the current quarter.

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

In December 2007, the Company completed its Annual Impairment Test and concluded no impairment existed. Following the second quarter of 2008, as a result of the economic environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event that would require an interim impairment evaluation. Therefore, the Company initiated an interim review of the carrying value of our goodwill and other intangible asset balances for possible impairment in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), respectively.

In its review of the carrying value of the goodwill and intangible assets, the Company determined fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing both the Guideline Company Method and the Comparable Transaction Method. The review for impairment indicated that the carrying value of both the goodwill and the definite-lived intangible assets was impaired as of June 30, 2008.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL AND INTANGIBLE ASSETS: (Continued)

For the goodwill impairment evaluation, the Company performed second step of the goodwill impairment test, used to measure the amount of impairment loss, and compared the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. For the definite-lived intangible asset impairment review, the Company compared the carrying value of the intangible asset against the estimated undiscounted cash flows to be generated over the remaining life of the intangible asset. Based upon the results, the Company recognized impairment charges of $23.5 million and $1.2 million during the three-month period ended June 30, 2008 related to goodwill and other intangible assets, respectively.

The changes in the carrying amount of our goodwill and other intangible assets for the nine months ended September 30, 2008 are as follows:

	Nine Months Ended September 30, 2008
	Goodwill	Intangible Assets	Total
	(In Thousands)
Balance at January 1, 2008	$46,033	$7,682	$53,715
Add: earnout consideration (Note 7)	1,150	—	1,150
Add: acquisition consummated in 2007	46	—	46
Less: amortization	—	(2,142)	(2,142)
Less: impairment charges	(23,582)	(1,158)	(24,740)

Balance at September 30, 2008	$23,647	$4,382	$28,029

The current year additions to the carrying value of goodwill were related to the contingent earnout consideration earned by both Alecian and Lynx, as more fully described in Note 7 of the notes to unaudited condensed consolidated financial statements. Other goodwill increases related to the settlement of certain estimated direct costs related to the Vertical Pitch Acquisition and other opening balance sheet adjustments. The current year decreases in the carrying value of the goodwill and intangible assets are a result of amortizing the existing identified intangible assets and the recording of the impairment charges previously described.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Total amortization expense was $0.6 million and $2.1 million during the three- and nine-month periods ended September 30, 2008, respectively. Total amortization expense was $324 thousand and $951 thousand during the three- and nine-month periods ended September 30, 2007, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire between 2009 and 2012.

Estimated annual amortization expense for the next five years ended December 31, is as follows:

Amortization Expense
(In Thousands)
2008	$2,742
2009	$1,959
2010	$899
2011	$553
2012	$371

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board authorized both an increase to and extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million. Additionally, the Board extended the period during which purchases can be made from December 31, 2008 to September 24, 2009.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company repurchased a total of 760,549 and 761,049 shares of common stock during the three- and nine-month periods ended September 30, 2008, respectively, at an aggregate purchase price of $3.6 million. The Company did not initiate its Stock Repurchase Program until December 2007 and accordingly did not have any repurchases of common stock during the three- and nine-month periods ended September 30, 2007.

10.	EARNINGS (LOSS) PER SHARE:

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Basic earnings (loss) per share:
Net income (loss) applicable to common shares	$788	$1,097	$(19,099)	$2,980

Weighted average common shares outstanding	13,035	11,822	13,105	11,614

Basic income (loss) per share of common stock	$0.06	$0.09	$(1.46)	$0.26

Diluted earnings (loss) per share:
Net income (loss) applicable to common shares	$788	$1,097	$(19,099)	$2,980

Weighted average common shares outstanding	13,035	11,822	13,105	11,614
Dilutive effect of stock options	142	1,312	—	1,558

Weighted average common shares, assuming Dilutive effect of stock options	13,177	13,134	13,105	13,172

Diluted earnings (loss) per share of common Stock	$0.06	$0.08	$(1.46)	$0.23

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.9 million and 2.6 million in the three- and nine-month periods ended September 30, 2008, respectively. The diluted computation would have increased by approximately 0.4 million and 0.3 million in the three- and nine-month periods ended September 30, 2007, respectively. Options to purchase approximately 306 thousand shares of common stock that were outstanding during the nine-month period ended September 30, 2008 were not included in the computation of diluted net loss per share due to the reported loss during the 2008 year-to-date period. As of September 30, 2008 and 2007, there were approximately 3.8 million and 4.2 million share-based awards outstanding under the Company’s Equity Plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTIES:

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb, a member of our Board of Directors. Loeb Enterprises has been an Edgewater customer since 2006. Service revenue from Loeb Enterprises amounted to $45 thousand and $128 thousand for three- and nine-months ended September 30, 2008, respectively compared to $42 thousand and $103 thousand in the three- and nine-months ended September 30, 2007. Accounts receivable balances from Loeb Enterprises were $32 thousand as of September 30, 2008 and December 31, 2007, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

12.	COMMITMENTS AND CONTINGENCIES:

Commitments. In addition to the initial purchase price consideration paid in connection with the Lynx Acquisition, Lynx is also eligible to receive additional future earnout consideration. Any future earnout payments are conditioned upon the attainment of certain performance measurements over respective 12- to 24-month periods following the respective acquisition dates.

On September 23, 2008, Lynx completed its first twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, as of September 30, 2008, has accrued $150 thousand in contingent earnout consideration payable to Lynx directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s balance sheet during the three-month period ended September 30, 2008. It is expected that the contingent earnout consideration payable to Lynx will be paid, in cash, by the Company during the fourth quarter of 2008. Future earnout payments may be made related to the Lynx Acquisition. Contingent earnout amounts are not expected to be more than $350 thousand and if earned, would be paid, in cash, in the fourth quarter of 2009.

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

The Company had approximately $200,000 of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of September 30, 2008. No amounts related to uncertain tax positions were accrued as of September 30, 2007.

13.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

Business Overview

Edgewater is a technology management consulting firm providing a synergistic blend of premium IT services primarily in the North American market. We provide services to our clients focused in three primary areas:

•	envisioning and realizing strategic business solutions:

•	optimizing business processes to improve the delivery of products and services;

•	maximizing and unlocking the value of corporate data assets; and

•	providing program and project management.

•	implementing enterprise performance management solutions:

•	providing dashboard and data cube design and build;

•	providing data warehouse and ETL tool strategies and implementations;

•	providing implementation services for budgeting, forecasting and consolidation software; and

•	combining all components into a comprehensive analytics solution.

•	leveraging line business with technology:

•	providing design, architectural, core data and strategic build services;

•	melding advanced business analysis with workflow enhancement; and

•	evaluating and leveraging infrastructure services.

Our primary target is the client who wants experienced, highly-trained talent for strategic, high return projects. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. Our strategic consulting, custom development and integration service offerings go to market by vertical industry (“Vertical Service Offerings”) and currently serve clients in the following industries: Consumer Packaged Goods/Manufacturing; Specialized Financial Services (such as Student Lending, Distressed Debt, and Private Equity); Healthcare (Payor/Managed Care)/Life Sciences; Higher Education; Hospitality; Insurance; Retail; and various Emerging Markets. Our BI/EPM and Data Services offerings go to market horizontally (“Horizontal Service Offerings”) and provide high level teams of product specialists who span all industries.

During the three- and nine-month periods ended September 30, 2008, we generated total revenue of approximately $18.3 million and $57.4 million from a total of 194 and 281 clients, respectively. Headquartered in Wakefield, Massachusetts, our Company employed approximately 261 consulting professionals as of September 30, 2008.

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

Performance. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators. For example, we review information related to new customer accounts, annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins and billable employee headcount. This information, along with other operating performance metrics, is used in evaluating our overall performance. These metrics and indicators are discussed in more detail under “– Results for the Three and Nine Months Ended September 30, 2008, Compared to Results for the Three and Nine Months Ended September 30, 2007,” included elsewhere in this Quarterly Report on Form 10-Q.

Impairment Charges During the Three-Month Period Ended June 30, 2008. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. In December 2007, the Company completed its annual impairment test and concluded no impairment existed. Following the second quarter of 2008, as a result of the present environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event. Therefore, the Company initiated an interim review of the carrying value of our goodwill and other intangible asset balances for possible impairment in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), respectively. The review for impairment indicated that the carrying value of both the goodwill and intangible assets was impaired as of June 30, 2008. Based upon the results of the valuation techniques utilized, the Company recognized impairment charges of $23.5 million and $1.2 million during the three months ended June 30, 2008 related to goodwill and other intangible assets, respectively. See “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 8.”

Results for the Three and Nine Months Ended September 30, 2008, Compared to Results for the Three and Nine Months Ended September 30, 2007

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Service revenue	92.9%	95.7%	92.6%	92.3%
Software revenue	0.6%	0.1%	1.4%	3.6%
Reimbursable expenses	6.5%	4.2%	6.0%	4.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	52.4%	53.3%	53.7%	51.4%
Software costs	0.4%	0.1%	1.1%	3.0%
Reimbursable expenses	6.5%	4.2%	6.0%	4.1%

Total cost of revenue	59.3%	57.6%	60.8%	58.5%

Gross profit	40.7%	42.4%	39.2%	41.5%

Operating expenses:
Selling, general and administrative	32.3%	31.8%	32.1%	31.2%
Depreciation and amortization	4.6%	3.7%	5.1%	3.4%
Impairment of goodwill and intangible assets	—%	—%	43.1%	—%

Total operating expenses	36.9%	35.5%	80.3%	34.6%

Operating income (loss)	3.8%	6.9%	(41.1)%	6.9%

Interest income, net	0.5%	2.7%	0.7%	2.4%

Income (loss) before income taxes	4.3%	9.6%	(40.4)%	9.3%
Income tax provision (benefit)	—%	2.9%	(7.1)%	3.5%

Net income (loss)	4.3%	6.7%	(33.3)%	5.8%

Revenue. Total revenue increased by $1.9 million, or 12.2%, to $18.3 million for the three-month period ended September 30, 2008, compared to total revenue of $16.4 million in the three-month period ended September 30, 2007. Total revenue increased by $6.2 million, or 12.1%, to $57.4 million for the nine-month period ended September 30, 2008, compared to total revenue of $51.2 million in the nine-month period ended September 30, 2007.

During the three-month period ended September 30, 2008, service revenue, excluding software and reimbursable expense revenue, increased by $1.3 million, or 8.9%, to $17.0 million compared to service revenue of $15.7 million in the three-month period ended September 30, 2007. During the nine-month period ended September 30, 2008, service revenue increased by $5.9 million, or 12.5%, to $53.1 million compared to the service revenue of $47.2 million in the three-month period ended September 30, 2007. The comparative 2008 three- and nine-month period increases in service revenue were favorably impacted by the additive effects of our 2007 EPM-related acquisitions, which include the Vertical Pitch Acquisition, Lynx Acquisition and Alecian Acquisition, which are collectively referred to in this document as the “2007 Acquisitions,” and by the year-over-year organic growth within our EPM service offering. Service revenues related to the Lynx and Vertical Pitch acquisitions had minimal or no impact on our results for the nine-month period ended September 30, 2007, as the acquisitions were completed in September 2007 and December 2007, respectively. For the most part, the 2007 Acquisitions were fully integrated into our EPM-related operations prior to the beginning of the 2008 fiscal year, and are reported as part of our overall revenues, as it is impractical to isolate the additive impact of these businesses that have been integrated into our operations.

Service revenue growth for our EPM-related services outpaced service revenue declines related to our technical consulting and business consulting offerings during the three- and nine month periods of 2008. We believe these declines relate to a reduction in comparative year-over-year service revenue from certain of our legacy customers and factors arising out of the general U.S. economic slowdown impacting demand for certain IT services. For more detail on this current trend, see “— Business Overview; Factors Influencing Our Results of Operations; Revenue.” We remain optimistic that our EPM-related revenues will experience future growth. We believe that the revenue mix for technical consulting and business consulting, will undergo change, as our efforts to increase training and development in new services, technologies and applications that we believe the market will embrace or deem critical to their IT objectives have resulted in, and will continue to result in, new customers and engagements; however, it is possible that these new and diversified revenue streams may not exceed reductions due to the general economic/legacy business factors described above.

Utilization, which is the rate at which we are able to generate revenue from our consultants, amounted to 71.9% during the third quarter of 2008 compared to 80.8% during the third quarter of 2007. We target utilization in a range from 78%-82%, and this objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The drop in our utilization rate below our target rate is attributable to seasonality related to vacations, coupled with a decrease in technical consulting and business consulting service revenue due to the factors described above and under “—Business Overview; Factors Influencing Our Results of Operations; Revenue.” Our billable consultant headcount at the end of September 30, 2008 was 261 compared to 274 at the end of the third quarter of 2007. Annualized service revenue per billable consultant increased to $354 thousand, during the quarterly period ended September 30, 2008 compared to $294 thousand during the same quarterly period in 2007. The improvement in this metric is primarily due to a greater mix of high-end EPM consulting services, which services have higher consultant billing rates than our other offerings. All of the above metrics are key elements associated with our ability to generate growth in our service revenue.

Software revenue, which is directly attributable to our EPM offerings, was $0.1 million and $0.8 million during the three- and nine-month periods ended September 30, 2008, respectively compared to $18 thousand and $1.8 million in the comparative 2007 quarterly and year-to-date periods, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Gross profit margins on software sales are generally much lower than gross margins on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $1.2 million and $3.5 million during the three- and nine-month periods ended September 30, 2008, respectively compared to $0.7 million and $2.1 million during the three- and nine-month periods ended September 30, 2007, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The Company increased the number of customers it served to 281 during the nine-month period ended September 30, 2008 compared to 197 customers during the comparative nine-month period ended September 30, 2007. This increase is primarily due to the 2007 Acquisitions and also due to our ongoing growth initiatives focused on new customer engagements and services that were previously described. Further, as the Company continued to diversify its revenue mix across its growing client base, service revenue from our five largest customers during the three- and nine-month period ended September 30, 2008 was approximately 25.2% and 27.2% of our total service revenue, respectively compared to 45.0% and 48.4% in the comparative 2007 quarter and year-to-date periods, respectively.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.5 million, or 15.5%, to $10.9 million for the three-month period ended September 30, 2008 compared to $9.4 million in the comparative quarterly period of 2007. Similarly, total cost of revenue increased by $5.0 million, or 16.6%, to $34.9 million for the nine-month period ended September 30, 2008 compared to total cost of revenue of $29.9 million in the nine-month period ended September 30, 2007.

The increase in reported cost of revenue in both the three- and nine-month periods ended September 30, 2008 primarily relates to an increase in project and personnel costs. During the three- and nine-months ended September 30, 2008, project and personnel costs increased by $0.9 million, or 10.2%, and $4.5 million, or 17.3%, respectively compared to the three- and nine-month periods ended September 30, 2007. The increase in project and personnel costs is primarily driven by the incremental quarterly and year-to-date costs associated with the 2007 Acquisitions and to a lesser extent selective additions of higher-end consultants. This served to increase the average salaries of our consultants, which resulted in a reported year-over-year increase in project and personnel costs during the three- and nine-month periods of 2008.

Software costs amounted to $81 thousand and $643 thousand during the three- and nine-month periods ended September 30, 2008, respectively compared to software costs of $10 thousand and $1.6 million during the three- and nine-month periods ended September 30, 2007. The increase in quarter-to-date software costs is a result of the quarter-to-date increase in software sales. Similarly, the decrease in year-to-date software costs is a result of the 2008 year-to-date decrease in software sales. Software costs are expected to fluctuate between quarters depending on our customer’s demand for EPM-related software. Reimbursable expenses increased by $0.5 million, or 73.6%, to $1.2 million during the three months ended September 30, 2008 compared to reimbursable expenses of $0.7 million during the comparative 2007 quarterly period. Similarly, reimbursable expenses increased by $1.4 million, or 64.1%, to $3.5 million during the nine-months ended September 30, 2008 compared to reimbursable expenses of $2.1 million during the comparative 2007 quarterly period. The quarterly increases in reimbursable expenses are a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the reported periods.

Gross Profit. During the three-month period ended September 30, 2008, total gross profit increased by $0.6 million, or 7.7%, to $7.5 million compared to total gross profit of $6.9 million in the three-month period ended September 30, 2007. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin. Gross margin, as a percentage of total revenue, decreased to 40.7% in the third quarter of 2008 compared to 42.4% in the comparative 2007 quarterly period. Gross margin, as a percentage of service revenue, decreased to 43.6% during the three-month period ended September 30, 2008 compared to 44.3% for the three-month period ended September 30, 2007. The Company’s management targets gross margin related to service revenue at 42% to 45%.

During the nine-month period ended September 30, 2008, total gross profit increased by $1.2 million, or 5.9%, to $22.5 million compared to total gross profit of $21.3 million in the nine-month period ended September 30, 2007. Gross margin, as a percentage of total revenue, decreased to 39.2% in the 2008 year-to-date period compared to 41.5% in the comparative 2007 year-to-date period. Gross margin related to service revenue decreased to 42.0% during the nine-month period ended September 30, 2008 compared to 44.4% for the nine-month period ended September 30, 2007.

The comparative 2008 year-over-year decrease in gross margin is principally related to the Company’s decrease in its consultant utilization rate, as described above under “—Factors Influencing Our Results of Operations; Revenue.” The absolute dollar increase in gross profit is principally related to the Company’s growth in higher billable EPM-related headcount, including such positive effects brought about by the 2007 Acquisitions.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $0.7 million, or 13.9%, to $5.9 million in the three-month period ended September 30, 2008 compared to SG&A expenses of $5.2 million in the three-month period ended September 30, 2007. SG&A expenses increased by $2.4 million, or 15.2%, to $18.4 million in the nine-months ended September 30, 2008 compared to SG&A expenses of $16.0 million in the nine-month period ended September 30, 2007. The increase in SG&A expenses during the three and nine months ended September 30, 2008 is primarily attributable to additional sales and operational personnel associated with the 2007 Acquisitions, and to a lesser extent increases in commission expense associated with the growth in new service revenues, increases in travel expenses and increases in training costs as we expand the current skill set mix of our consultant base. SG&A expense, as a percentage of total revenue, increased to 32.3% and 32.1% for the three- and nine-month periods ended September 30, 2008 compared to 31.8% and 31.2% for the three- and nine-month periods ended September 30, 2007.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.3 million, or 42.4%, to $0.9 million in the quarter ended September 30, 2008 compared to $0.6 million in the quarter ended September 30, 2007. Depreciation and amortization expense increased $1.2 million, or 69.2%, to $2.9 million in the nine-month period ended September 30, 2008 compared to $1.7 million in the nine-month period ended September 30, 2007. Amortization expense was $0.6 million and $2.1 million during the three- and nine-month periods ended September 30, 2008, respectively, compared to $0.3 million and $1.0 million for the three- and nine-month periods ended September 30, 2007, respectively. $0.5 million and $1.4 million of the year-over-year increase in amortization expense during the three- and nine-month periods ended September 30, 2008, respectively related to the intangible assets identified in conjunction with the 2007 Acquisitions.

Impairment of Goodwill and Intangible Assets. As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 8” and “—Factors Influencing Our Results of Operations” included elsewhere herein, the Company, following the end of the second quarter of 2008, determined that it had identified an impairment triggering event. As a result of the triggering event, the Company performed a review of the current carrying value of its goodwill and intangible assets for possible impairment. The review for impairment indicated that the carrying value of both the goodwill and intangible assets was impaired as of June 30, 2008. Based upon the results of the valuation analysis, the Company recognized a total impairment charge of $24.7 million during three-month period ended June 30, 2008.

Operating Income (Loss). Operating income decreased by $0.4 million, to a reported operating income of $0.7 million, in the three-month period ended September 30, 2008 compared to operating income of $1.1 million in the three-month period ended September 30, 2007. Similarly, operating income decreased by $27.1 million, to a reported operating loss of $(23.6) million, in the nine-month period ended September 30, 2008 compared to operating income of $3.5 million in the nine-month period ended September 30, 2007. The current quarter fluctuation in operating income can be attributed to a lower billable consultant utilization rate, and associated gross margin, and increases in SG&A expenses. The year-to-date fluctuation in operating (loss) income is primarily attributable to the $24.7 million in impairment charges recorded against the carrying value of the Company’s goodwill and intangible assets in the second quarter of fiscal year 2008, and to a far lesser extent, due to lower billable consultant utilization (described previously) and comparative increases in SG&A expenses, which reduced overall gross profit margins for our business. Each is explained in further detail above.

Interest Income, Net. We earned net interest income of $0.1 million during the third quarter of 2008 ompared to net interest income of $0.4 million during the third quarter of 2007. Interest income totaled $0.4 million and $1.2 million in the nine-month periods ended September 30, 2008 and 2007, respectively. Interest income has decreased in the comparative three- and nine-month periods as a result of the reduction in the Company’s invested balances, primarily due to the 2007 Acquisitions and decreasing yields achieved on our marketable securities as market interest rates for high grade commercial bonds, commercial paper and government-backed securities have substantially decreased in the 2008 comparative periods.

Income Tax (Benefit) Provision. The Company records an income tax (benefit) provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax benefit of $(2) thousand and $(4.1) million for the three- and nine-month periods ended September 30, 2008, respectively compared to an income tax provision $0.5 million and $1.8 million for the three- and nine-month periods ended September 30, 2007, respectively. The recorded income tax benefit for the three- and nine-months ended September 30, 2008 represents a tax benefit based on an annualized effective income tax rate of 17.7%. The income tax provision for both the three- and nine-month periods ended September 30, 2007 was determined based upon an effective income tax rate of 29.8% and 37.7%, respectively. Income tax expense in both 2007 comparative periods represented tax expense calculated at our projected effective income tax rate of 41.5%, offset by a tax benefit of $0.2 million in connection with the Company’s recognition of certain tax benefits under SFAS No. 123R.

We have deferred tax assets resulting primarily from federal net operating loss carryforwards amounting to $26.7 million for which we have recorded a valuation allowance in the amount of $1.4 million. Our federal income tax payable amounts will be charged directly against our deferred tax asset and will not result in an annual cash outlay by the Company, except with regard to state and alternative minimum tax liabilities. The majority of the Company’s tax affected net operating loss carry-forwards are scheduled to expire on or before 2020.

Net Income (Loss). We reported net income (loss) of $0.8 million and $(19.1) million during the three- and nine-month periods ended September 30, 2008, respectively compared to net income of $1.1 million and $3.0 million during the comparative 2007 periods. The year-to-date reported net loss is primarily due to the goodwill and intangible asset impairment charge of $20.5 million (net of tax benefit) incurred during the second quarter of fiscal year 2008, and to a far lesser extent due to lower utilization of our billable consultants, increases in SG&A expenses and amortization expense and a decrease in interest income. Each of these items is discussed in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$2,415	$2,139	$2,288	$3,729
Discontinued operating activities	—	(6)	(8)	(558)
Investing activities	(747)	(3,211)	848	(7,627)
Financing activities	(3,417)	455	(2,763)	2,372

Total (used) provided during the period	$(1,749)	$(623)	$365	$(2,084)

As of September 30, 2008 and December 31, 2007, we had cash, cash equivalents, and marketable securities of $20.8 and $22.8 million, respectively. Working capital, which is defined as current assets less current liabilities, increased $1.1 million, to $30.7 million, as of September 30, 2008 compared to $29.6 million as of December 31, 2007. Current year decrease in our cash, cash equivalents and marketable securities balance is primarily attributable to outflows of $3.6 million in repurchases of the Company’s common stock made under our stock repurchase program and $1.0 million in contingent earnout consideration paid to Alecian in connection with the successful completion of their 12-month earnout period. These cash outlays were partially offset by $2.2 million in operating cash flows and $0.9 million in proceeds from stock option exercises and issuances under the Company’s employee stock purchase plan.

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

Cash provided by operating activities was $2.4 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively. Net cash provided during the three months ended September 30, 2008 was attributable to cash inflows of $0.8 million from current quarter operating income, $0.9 million in depreciation and amortization and $0.7 million in collections of accounts receivable balances. Additional positive inflows during the current quarter related to an increase of $0.3 million in accruals related to salaries and wages, commissions and payments to be made under the Company’s 2008 performance-based bonus plans and $0.3 million in stock-based compensation. These inflows were offset by a decrease in accounts payable balances of $0.6 million.

The cash provided during the three months ended September 30, 2007 was largely attributable to inflows attributable to reported income from operations of $1.1 million and $0.6 million in accrued payroll and related liabilities related to an increase in bonus accruals under the Company’s 2007 performance-based bonus plan. Additional positive cash flow items in the current quarter related to the Company’s utilization of its deferred tax asset of $0.3 million, stock-based compensation expense of $0.4 million, $0.4 million in accounts receivable collections and depreciation and amortization expense of $0.6 million. These cash inflows were partially offset by outflows of $1.3 million in accounts payable and accrued liabilities which were primarily related to the third quarter payment of a significant EPM-related software invoice that had been accrued during the second quarter of 2007.

Cash provided by operating activities was $2.3 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by operating activities during the nine months ended September 30, 2008 was the result of inflows of $1.1 million in connection with our year-to-date results of operations, which is being reported as our current year net loss of $(19.1) million, net of the $24.7 million second quarter impairment charge and the $(4.5) million increase in our deferred tax assets in connection with our current year impairment charge and related net loss. Additionally, we had positive cash flows of $2.9 million in depreciation and amortization expense, of which a significant portion of the amortization expense related to the 2007 Acquisitions, and $1.2 million in stock-based compensation. These inflows were offset by a decrease of $1.0 million in accounts payable balances and $1.8 million in net payments of salaries and wage-related expenses including bonus payments under the Company’s 2007 performance-based bonus plans and commissions.

The cash provided during the nine months ended September 30, 2007 was a result of inflows attributable to reported income from operations of $3.0 million, utilization of the Company’s deferred tax asset of $1.4 million, stock-based compensation expense of $1.0 million, an increase in deferred revenue and other liabilities of $0.7 million primarily related to the Company’s receipt of $0.5 million in a tenant improvement allowance and depreciation and amortization expense of $1.7 million. These cash inflows were partially offset by the increase in accounts receivable balances, in connection with increased revenues, of $3.5 million.

Net cash used in investing activities was $0.7 million and $3.2 million during the three months ended September 30, 2008 and 2007, respectively. Cash used in investing activities for the three months ended September 30, 2008 was primarily attributable to the $1.0 million contingent earnout consideration paid in connection with the Alecian acquisition, which was partially offset by $0.3 in net redemptions of marketable securities. Cash used in investing activities during the 2007 quarterly period was a direct result of the $4.1 million in initial purchase price consideration paid in connection with the Alecian and Lynx acquisitions, which was offset by $1.1 million in net redemptions of marketable securities used to fund the acquisition payments.

Net cash provided by (used in) investing activities was $0.8 million and $(7.6) million during the nine months ended September 30, 2008 and 2007, respectively. Cash provided by investing activities for the nine months ended September 30, 2008 was attributable to $2.2 million in net redemptions of marketable securities, which were offset by the $1.0 million contingent earnout consideration paid in connection with the Alecian acquisition and capital expenditures of $0.3 million. Cash used in investing activities during the nine months ended September 30, 2007 was attributable to net purchases of marketable securities of $0.6 million, $0.7 million in contingent earnout consideration paid to NDS in connection with the completion of NDS’ first earnout period, $4.1 million in consideration paid in connection with the Alecian and Lynx acquisitions and $2.2 million in capital expenditures.

As of September 30, 2008, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash (used in) provided by financing activities was $(3.4) million and $0.5 million in the three month periods ended September 30, 2008 and 2007, respectively. Similarly, net cash (used in) provided by financing activities was $(2.8) million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively. The net cash used in financing activities in each of the reported three- and nine-month periods is directly attributable to the fact that the Company repurchased 760,549 shares of its Common Stock during the current quarter at an aggregate purchase value of $3.6 million. These outflows were partially offset by cash received from stock option exercises and proceeds from the Company’s employee stock purchase program.

Net cash used in discontinued operations was $8 thousand and $558 thousand for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in the nine-month period related to payments on previously accrued tax matters, associated professional services and net payments on lease arrangements. Additionally, the significant increase in the 2007 nine-month cash used in discontinued operations was related to the Company’s entrance into a lease termination agreement during the second quarter of 2007.

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

Our combined cash and cash equivalents decreased by $1.7 million and $0.6 million during the three-month periods ended September 30, 2008 and 2007, respectively. During the nine-month periods ended September 30, 2008 and 2007, our combined cash and cash equivalents increased (decreased) by $0.4 million and $(2.1) million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $20.8 million and $31.8 million as of September 30, 2008 and 2007, respectively.

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

Acquisitions, Earnout Payments and Commitments

As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7,” included elsewhere herein, in addition to the initial purchase price consideration paid to Alecian and Lynx, the companies are also eligible to receive additional contingent earnout consideration. Future earnout payments, if any, are conditioned upon the attainment of certain performance measurement over respective 12- to 24-month periods following the respective acquisition dates.

On September 23, 2008, Lynx completed its first twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, as of September 30, 2008, has accrued $150 thousand in contingent earnout consideration payable to Lynx directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s balance sheet during the three-month period ended September 30, 2008. It is expected that the contingent earnout consideration payable to Lynx will be fully paid, in cash, by the Company during the fourth quarter of 2008.

On June 30, 2008, Alecian completed its first and only twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, as of June 30, 2008, accrued $1.0 million in contingent earnout consideration payable to Alecian directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s balance sheet during the three-month period ended June 30, 2008. The contingent earnout consideration earned by Alecian was paid, in cash, by the Company during the current quarter.

Future earnout payments may be made in the future related to the Lynx Acquisition. These amounts are not expected to be more than $350 thousand and if earned, would be paid, in cash, during the fourth quarter of 2009.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of September 30, 2008, our outstanding obligations under our Capital Lease Arrangements totaled $687 thousand. Of this amount, $212 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During the three- and nine-month period ended September 30, 2008, the Company made payments of principal and interest totaling $63 thousand and $188 thousand, respectively, under the Capital Lease Arrangements compared to $46 thousand and $80 thousand during the three- and nine-month period ended September 30, 2007, respectively.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could,” “expect,” “intend,” “plan,” “planned” “expand,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “allowed,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments, which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (2) failure to obtain new customers or retain significant existing customers, including large legacy customer engagements and the failure to generate new service revenue faster than revenue associated with completed engagements and legacy customer arrangements; (3) the loss of one or more key executives and/or employees; (4) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Enterprise Performance Management (“EPM”) solutions, custom development and system integration services and/or delays in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview,” (7) failure of our sales pipeline to be converted to billable work and recorded as revenue; (8) failure of the middle market and the needs of middle-market enterprises for business services to develop as anticipated; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carryforward under applicable tax laws; and/or (12) the failure of the marketplace to embrace EPM or BI services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- or nine-month periods ended September 30, 2008 and 2007. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and nine-month periods ended September 30, 2008 and 2007.

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

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board authorized both an increase to and extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million. Additionally, the Board extended the period during which purchases can be made from December 31, 2008 to September 24, 2009.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table presents the aggregate quarterly repurchases under the Amended Stock Repurchase Program during the third quarter ended September 30, 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
July	0	$0.00	0	$4,996,963
August	676,449	$4.64	676,449	$1,860,017
September	84,100	$4.99	84,100	$4,940,586

Total	760,549	$4.68	760,549	$4,940,586

(1) – Based upon trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

* - Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: November 3, 2008	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2008	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial officer)

Date: November 3, 2008	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Accounting Officer (principal accounting officer)