Form 10-K
period 2008-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2009-03-10
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Harvard Mill Square Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2008, there were 13,443,899 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2008 was approximately $62.0 million, computed based upon the closing price of $4.88 per share on June 30, 2008.

As of March 6, 2009, there were 12,218,578 shares of Common Stock of the Registrant outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future revenues, future operating income, future earnings per share, future cash flows, potential business combination transactions, competitive and strategic initiatives or revenues, market opportunities, potential stock repurchases and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” and elsewhere in this Form 10-K.

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” “expand,” “expanded,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “assessment,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Enterprise Performance Management (“EPM”) solutions, custom development and system integration services and/or declines in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a further limitation of the net operating loss carry forward under applicable tax laws; and/or (11) the failure of the marketplace to embrace specialty consulting services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item 1A – Risk Factors.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

EDGEWATER TECHNOLOGY, INC.

Form 10-K

Annual Report

For the Year Ended December 31, 2008

PART I

AVAILABLE INFORMATION; BACKGROUND

Edgewater Technology, Inc. maintains executive offices located at 20 Harvard Mill Square, Wakefield, MA 01880-3209. Our telephone number is (781) 246-3343. Our stock is traded on the NASDAQ National Market under the symbol “EDGW.” Our Internet address is www.edgewater.com. We make available, free of charge, on the Investor Relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Edgewater Technology, Inc. Attn: Investor Relations, 20 Harvard Mill Square, Wakefield, MA 01880-3209 or by emailing ir@edgewater.com. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we use the terms “Edgewater Technology,” “Edgewater,” “our Company,” “the Company,” ”we,” “our,” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. A listing of our wholly-owned subsidiaries as of December 31, 2008 is included as Exhibit 21.1 to this Annual Report on Form 10-K (“Form 10-K”).

ITEM 1.	BUSINESS

Overview

Edgewater is a technology management consulting firm providing a synergistic blend of specialty IT services primarily in the North American market. We work with our clients onsite providing services focused in three primary areas:

•	Envisioning and realizing strategic business solutions:

•	optimizing business processes to improve the delivery of products and services;

•	maximizing and unlocking the value of corporate assets; and

•	providing management consulting services.

•	Implementing enterprise performance management (“EPM”) solutions:

•	providing business intelligence (“BI”) services;

•	delivering planning, budgeting and consolidation services; and

•	combining all components into a comprehensive analytics solution.

•	Leveraging line business with technology:

•	providing design, architectural, core data, and strategic build services;

•	melding advanced business analysis with workflow enhancement;

•	providing enterprise information management (“EIM”) services/data services; and

•	evaluating and leveraging infrastructure services.

Our primary target is the client who wants experienced, highly-trained talent onsite for strategic, high-return projects. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. We provide horizontal services and capabilities packaged with vertical expertise to clients in industries including, but not limited to: CPG/Manufacturing; Energy/Utilities; Healthcare; Higher Education; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets. Our BI/EPM and EIM offerings go to market horizontally and provide highly experienced teams of product specialists who span all industries.

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

Companies typically turn to consulting firms, like Edgewater, to fill these internal project gaps for a number of different reasons:

•	For deep industry, product, data and technical expertise;

•	To provide specialty consulting services in an accelerated timeframe;

•	To mitigate their business risk with focused onsite project teams;

•	To receive an outside objective perspective;

•	To provide EIM-related services; and/or

•	To serve as an agent to plan, manage and implement change.

We believe a structural change is taking place in the consulting industry. The change is two-fold: customer buying habits are becoming more complex and industry dynamics are evolving.

Customers with sufficient scale are looking for lower cost commodity programming services to reduce overall operational expenses and tend to look for offshore solutions. Offshore solutions are now mature, well understood and serve large-scale Business Process Outsourcing and IT service maintenance cheaply and efficiently. However, offshore solutions do not address all IT service needs. Many companies are seeking specialty consulting services to facilitate and expedite the management and implementation of smaller strategic projects, both product-based and custom vertically-focused systems. Many companies are looking to local firms to build strategic components or systems that address a specialized business problem. Specialty IT services, with its combination of business context and technology, usually proves to be the most effective solution in terms of project time and cost.

Industry Opportunity. Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Technology management consulting firms deliver innovative strategic thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of appropriate technologies. We have steadily enhanced our offerings to address the evolving need for specialty IT services and plan to continue to grow our competencies in this arena.

Competitive Strengths

Edgewater offers specialty IT services, IT with business context knowledge, designed to assist our clients in improving financial and operational performance across their enterprise. We develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. We feel that five core values differentiate us from our competition.

These values include the following:

(1)	Delivery Excellence — Our history is built upon more than seventeen years of proven methodology and well-defined process, in addition to continually delivering business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)	Vertical Expertise — We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. We have developed core competencies in primary vertical markets such as: CPG/Manufacturing; Energy/Utilities; Healthcare; Higher Education; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets. Our BI/EPM and EIM offerings go to market horizontally and provide highly-experienced teams of product specialists who span all industries.

(3)	Technology Excellence — We deliver our services by blending proven strategic technologies and business practices to build scalable custom solutions providing a solid return on the investment. Our team of professionals has the business and technology expertise to offer comprehensive strategies and solutions. Our areas of expertise include: BI and EPM solutions in planning, budgeting and consolidation, business activity monitoring, predictive analytics, architectural services (assessment and builds), service-oriented architectures, Web analytics, advanced data and infrastructure services, transactional processing and legacy integration.

(4)	Client Focus — Edgewater is positioned to provide our customers with onsite services across North America. In addition, we stand ready to provide those exact individuals remotely from Edgewater’s North American offices should the need arise due to client requirements or project duration. Edgewater’s client-centric model is well positioned to serve the needs of the Global 2000 for tight, highly-trained product specialist project teams, as well as the middle market whose needs tend to span the full spectrum of our business/IT service offerings.

(5)	Adherence to Operational Metrics — Since our inception in 1992, Edgewater’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as the leading provider of specialty IT services. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of business specific vertical offerings and advanced product technology horizontal offerings. This approach enables Edgewater to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. To attain our business strategy objective, we will maximize our ability to deliver the following capabilities:

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

•

Implement Enterprise Performance Management solutions. The primary goal of the EPM solutions we develop is to improve financial performance and operating metrics across a client’s enterprise. We develop these solutions by leveraging a blend of BI technology and horizontal expertise in advanced EPM applications, such as Planning, Budgeting and Consolidation. Edgewater partners with industry EPM leaders, such as Oracle USA, Inc. (“Oracle”), IBM, SAP, Business Objects, Microsoft and Informatica Corporation. With EPM, clients are able to improve their overall operational performance and productivity. A client’s ability to extract data and alert management of operational issues can enhance near real-time decision making—otherwise known as Business Activity Monitoring, a building block of EPM.

•

Optimize business processes to improve the delivery of products and services. We deliver solutions that integrate effectively into our client’s existing infrastructure while improving business operations that support the generation of revenue. We develop these solutions by conducting business process analysis. The analysis enables us to map business process with technology.

•

Provide management consulting services. We have the ability to develop programs that manage multiple projects including those that are complex and could involve multiple local and global vendors. To build the best strategic, customized solutions, we take all facets of our client’s business into consideration and make recommendations that include an approach of integrating packaged and customized solutions together to form one cohesive solution.

•

Provide EIM/data services. Edgewater provides its clients with the necessary knowledge and experience to successfully integrate data from the most complex systems. With proven methodologies, we deliver data integration solutions, including data warehouses and data marts, enabling organizations to access, integrate, transform and deliver enterprise data from any source.

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

•

Custom built applications. We design, develop and integrate custom solutions that provide our clients with the flexibility, control and agility unique to their organizations. These applications are built so they can either co-exist with pre-existing applications used across the enterprise, or stand alone and bring specific functionality to the clients’ organizations.

•

Access and leverage our blend of industry and technology expertise. Across all of our service offerings, we provide a combination of vertical business knowledge along with technology expertise in the areas of strategy, technology and program management. This approach enables us to deliver powerful business solutions for our clients.

Our Services

Edgewater offers a full spectrum of services and expertise to ensure the success of our engagement. Our specialty IT services are consolidated into three major synergistic offerings: (1) Management Consulting, (2) Technical Consulting and (3) Enterprise Performance Management. The diagram that follows clearly illustrates these three offerings:

Edgewater has the proven expertise to plan, deliver and manage integration services that improve performance and maximize business results. We focus on deploying new systems and unlocking the value of the existing corporate assets. This proven expertise enables us to bring complex technologies and systems together while minimizing risk, leveraging our clients’ technology investments and delivering tailored solutions.

Customers; Significant Customers

Historically, we have derived a significant portion of our technical consulting services-based revenues (and overall revenues) from large technical consulting projects involving a limited number of customers. When we complete large technical consulting projects, we seek to redeploy consulting professionals to new projects, even though these new projects, either individually or in the aggregate, may not be as large as the prior completed project. Our EPM engagements, in comparison are smaller on a relative basis and do not typically entail commitments or project revenues comparable to large technical consulting projects.

Service revenue from our five largest customers, as a percentage of total service revenue, was 26.2%, 45.1% and 46.9% for the years ended December 31, 2008, 2007 and 2006, respectively. This trend has occurred for several reasons. Given the growth of our EPM service business and our efforts to expand and diversify our client base, particularly over the last three fiscal years, our reliance on (and the risks associated with) a limited number of significant customers has diminished. Also, during 2008, service revenue from several of our larger customers decreased significantly compared to prior years. See “Item 1A Risk Factors – Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” At the same time, as a result of a concentrated effort to strategically diversify our client base, we have been able to increase the number of customers we serve, which has in turn reduced our reliance upon our historically larger customers. During 2008, we recorded service revenues from 308 customers, of which 81 were new customers, as compared to recording service revenue from 265 customers in 2007, of which 73 were new customers.

Marketing, Sales and Strategic Alliances

Marketing. The primary goal of our marketing efforts is to generate sales opportunities by increasing Edgewater’s brand awareness, value proposition and overall domain expertise. Our marketing efforts continue to be closely aligned with the Company’s go-to-market strategy, while introducing specific offerings that address business and IT problems faced by our clients. We leverage the core competencies we have developed in delivering our services in key industries and horizontal offerings to increase the efficiency of our marketing efforts. Our marketing function utilizes comprehensive Internet marketing strategies that involve integrated activities including, but not limited to: webinars, highly-targeted email campaigns distributed to prospect and client lists developed with specific demographics and attributes and social media outlets to promote our Company’s capabilities and services (e.g. both company-driven and domain-specific blogs, social networking and video sharing websites). By leveraging closely coupled Internet marketing strategies to promote our services, we are able to reach a wider audience and communicate in a medium that has become more widely accepted and brings in quicker results from both a sales and marketing perspective. We also gather key statistics from our websites, blogs, email campaigns and other social media outlets to test, measure and trace our marketing initiatives. This enables us to ensure we are reaching the right target audience with concise and compelling offerings to promote our capabilities and warrant further action by our target audience. We also author white papers, byline and contribute to articles in trade publications, attend events and participate in targeted industry conferences and tradeshows.

Sales. Our sales approach is to combine traditional sales with our strength in industries and technology. Our traditional sales function is comprised of direct sales professionals and inside sales professionals. Both work closely with our practice directors to identify potential opportunities within each account. Using a consultative selling methodology, target prospects are identified and a pursuit plan is developed for each key account. When contact with a target is established, we utilize a blended sales model to demonstrate our expertise, combining consultative selling with traditional sales methods, which typically consists of a business development manager, an industry consultant and a technology consultant. This team approach to selling allows Edgewater to demonstrate, from the initial contact point, its expertise in both the specific industry as well as in information technology. Once the customer has engaged Edgewater, our sales professionals maintain their relationships with the customer by working collaboratively with the consulting professionals who are assigned to the customer.

Strategic Alliances. As part of our sales and marketing effort, we have established working relationships with a number of companies, including: American Student Assistance, EMC/Document Sciences Corporation, IBM, Informatica Corporation, ISO Insurance Technology Solutions, Microsoft Corporation, Optical Image Technology, Oracle, SAP and Sun Microsystems. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

Professional Recruitment, Retention and Development

Our success depends in part upon our ability to recruit and retain business and technology professionals with the high level of skills and experience needed to provide our specialty services. We believe that the combination of professional support, intellectual challenge, corporate culture and compensation we offer will continue to be attractive to these highly-skilled professionals. Our working environment also fosters collaboration, creativity and innovation. We believe that our employees are one of our most valuable assets.

Employees. As of December 31, 2008, Edgewater had 298 employees. Of these employees, 241 were billable consultants and 57 were management and administrative personnel, comprised of sales, marketing, human resources, finance, accounting, internal information systems and administrative support. The average tenure of our employee base is approximately 4.6 years and the average “years of experience” is approximately 14 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

Culture. We believe that our business culture is critically important in hiring and retaining qualified professionals. Our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all disciplines and vertical practices throughout our Company. Our employees are talented and energetic professionals that come from a multitude of professional backgrounds. Edgewater believes that this creates an exciting, diverse and creative work environment for our employees.

Compensation. We have competitive compensation programs that have been structured to attract and retain highly-skilled professionals. Edgewater’s compensation programs include competitive base salaries, coupled with cash bonus and equity-based incentive opportunities. Compensation plans may be tied to the achievement of the Company’s financial performance or tied to individual and team performance goals.

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

Competition

We operate in a competitive and rapidly changing market. We also compete with a variety of organizations that offer services similar to those that we offer. Our clients often retain us on non-exclusive, project-by-project basis. We compete with a number of different types of businesses, including:

Traditional management and strategy consulting firms that focus on advising management teams on organization and corporate strategy. Many of the traditional strategic consulting firms have added services in information technology.

Systems integration and IT consulting firms that design and implement technology solutions, including software installation, for departments and enterprises. These firms have grown in size and scope of services, including the provision of offshore software development services.

Information technology product and service vendors that offer technical consulting to support their own products. Many of these firms have also developed various alliances with systems integration and IT consulting firms to augment their own capabilities.

There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. The following is a representative list of competitors in the IT and management consulting services space:

•	Technical Consulting/Systems integrators: Accenture, CMGI, EDS, eLoyalty Corporation, IBM Global Services, Business and Decision Group, Caritor, Inc., LogicaCMG, Perficient and Sapient;

•	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Ventyx, Satyam, Tata and Wipro;

•	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, Diamond Management and Technology Consultants, Inc. and McKinsey & Company;

•	Enterprise Performance Management / Business Activity Monitoring / Business Intelligence providers: The Hackett Group, Hitachi Consulting Corporation and Hewlett-Packard; and

•	Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle and SAP.

We believe that the principal criteria considered by prospective clients when selecting a consulting firm include skills and capabilities of consultants, scope of services, project methodology and approach, technical and industry expertise, reputation and quality of past work, perceived value and a commitment to delivering a solution that works as intended. Due to our ongoing dedication and attention to all of the above characteristics, Edgewater believes that it is well positioned against our competitors in our marketplace.

Intellectual Property

We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for “Edgewater,” “Edgewater Technology,” “Edgewater Strategy Services” and “Edgewater Technology-Ranzal,” among others. We believe we have secured all rights to trademarks and trade names related to our business.

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used within our Company and in customer engagements. See also “Item 1A – Risk Factors” included elsewhere in this Form 10-K.

Potential Future Strategies, Transactions and Changes

Critical to our ability to create long-term stockholder value, the Company will continue to pursue internal growth initiatives and appropriate business combination transaction alternatives to achieve growth in revenues and profitability. From time-to-time, we have engaged and we may continue to engage in preliminary discussions with various persons regarding potential business combination transactions.

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

We may, in the future, purchase common stock in the open market, in private transactions or otherwise, pursuant to board approved repurchase programs. See “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in this Form 10-K. Any future purchases by us will depend on many factors, including, but not limited to, the following:

•	The market price of our common stock;

•	Our business strategy;

•	Our business and financial position; and

•	General economic and market conditions.

ITEM 1A.	RISK FACTORS

Risk Factors Affecting Finances, Business Prospects and Stock Volatility

In addition to other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating Edgewater and its business because such factors could have a significant impact on our business, operating results and financial condition. These risk factors could cause actual results to materially differ from those projected in any forward-looking statements.

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. Although reliance on significant customers has diminished over the last three fiscal years (see “Item 1 – Customers – Significant Customers”), the loss of a major customer or large project could materially and adversely affect our results of operations. In this regard, two technical consulting customers that accounted for $8.9 million of our 2008 service revenues, as of February 2009, have ceased using our services due to adverse economic circumstances affecting their business and budgetary developments affecting IT service spending. This will result in adverse quarterly revenue, variability in operating results and period-to-period comparisons, until we are able to replace these customers with other projects and customers. However, given the current adverse economic landscape, corporate budgetary restrictions and reduced external IT services spending trends, it may take us longer than we desire to raise quarterly revenues at or above 2008 levels and no assurance can be given that we can be successful in this regard. For 2009, we do not expect any customer to account for more than 5% of our service revenues and we do not expect that our top five customers will account for more than 25% of our 2009 service revenues, based on signed commitments as of the date of this filing. Nonetheless, the receipt of significant commitments from new or existing clients could create future risks such as those described above concerning customer concentration.

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

Our business could be adversely affected by a significant or prolonged economic downturn. Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

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

If we fail to satisfy our customers’ expectations, our existing and continuing business could be adversely affected. Our sales and marketing strategy emphasizes our belief that we have highly referenceable accounts. Therefore, if we fail to satisfy the expectations of our customers, we could damage our reputation and our ability to retain existing customers and attract new customers. In addition, if we fail to deliver and perform on our engagements, we could be liable to our customers for breach of contract. Although most of our contracts limit the amount of any damages to the fees we receive, we could still incur substantial cost, negative publicity and diversion of management resources to defend a claim, and as a result, our business results could suffer.

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts and fixed-fee contracts. In 2008, fixed-price contracts represented approximately 1.0% of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

Competition in the IT and management consulting services market is intense and, therefore, we may lose projects to, or face pricing pressure from, our competitors or prospective customers’ internal IT departments or international outsourcing firms. The market for IT and management consulting providers is highly competitive. In many cases, we compete for specialty IT services work with in-house technical staff, software product companies with extended service organizations and other international IT and management consulting firms, including offshore outsourcing firms. In addition, there are many small, boutique technology management consulting firms who have developed services similar to those offered by us. We believe that competition will continue to be strong and may increase in the future, especially if our competitors continue to reduce their price for IT and management consulting services. Such pricing pressure could have a material impact on our revenues and margins and limit our ability to provide competitive services.

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

See “Item 1 – Business - Competition” included elsewhere in this Form 10-K for a representative list of competitors in the IT and management consulting services space.

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

Fluctuations in our quarterly revenues and operating results may lead to increased volatility of our stock. Our quarterly revenues and operating results can sometimes be volatile. We believe comparisons of prior period operating results cannot be relied upon as indicators of future performance. If our revenues or our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Factors that may cause our quarterly results to fluctuate in the future include the following:

•	Variability in market demand for IT and management consulting services;

•	General economic or stock market conditions unrelated to our operating performance;

•	Length of the sales cycle associated with our service offerings;

•	Unanticipated variations in the size, budget, number or progress toward completion of our engagements;

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

If clients view offshore development as a viable alternative to our service offerings, our pricing, revenue, margins and profitability may be negatively affected. In recent years, international IT service firms have been founded in countries such as India and China, which have well-educated and technically-trained workforces available at wage rates that are substantially lower than U.S. wage rates. While traditionally we have not competed with offshore development, the offshore model has matured and offers an alternative choice when companies evaluate their IT consulting needs. To counteract the alternative of going offshore for IT consulting services, we are focusing on specialty service offerings, including design and strategy consulting engagements, which are more difficult for offshore development firms to replicate. If we are unable to continually evolve our service offerings or the rate of acceptance of offshore development advances beyond current levels, then our pricing and revenue could be adversely affected.

We may not generate enough income in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $22.4 million, net of an applicable valuation allowance, as of December 31, 2008. If we are unable to generate enough income in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our consolidated balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

Our business could be adversely affected by material changes to our strategic relationship with Oracle USA, Inc. Our EPM-related service offering derives a substantial portion of its revenues from a channel relationship with Oracle. This relationship involves Oracle assisted lead generation support with respect to the business intelligence services provided in connection with our EPM-related service offerings. This relationship is governed by an Oracle PartnerNetwork Agreement, which is subject to annual renewal and is scheduled to expire in September of 2009. A failure to renew this relationship, or a material modification or change in Oracle’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 63,611 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880-3209. We also have office facilities in Arkansas, New Hampshire and New York.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ National Market under the symbol “EDGW.” On February 25, 2009, there were approximately 1,766 holders of record of our common stock and 12.2 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms. Based on our Company’s solicitations of proxies in April 2008, we estimate that there are approximately 8,000 holders of our Company’s common stock.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ National Market for each quarter in 2007 and 2008 and the first quarter of 2009 through February 25, 2009.

	High	Low
FISCAL 2007:
First Quarter	$8.97	$5.81
Second Quarter	10.00	6.62
Third Quarter	9.45	7.00
Fourth Quarter	9.45	6.03

FISCAL 2008:
First Quarter	$7.40	$5.16
Second Quarter	5.97	4.85
Third Quarter	5.04	4.37
Fourth Quarter	4.83	1.90

FISCAL 2009:
First Quarter	$3.17	$2.59
(through February 25, 2009)

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In December 2007, our Board of Directors authorized a stock repurchase program for up to $5.0 million of the Company’s common stock on the open market, or through privately negotiated transactions, from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board of Directors authorized both an increase to and extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million. Additionally, the Board extended the period during which purchases can be made from December 31, 2008 to September 24, 2009.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company has repurchased a total of 1,344,133 shares of common stock since the inception of the Stock Repurchase Program at an aggregate purchase price of $5.1 million. See also “Item 1 – Business - Potential Future Strategies, Transactions and Changes” included elsewhere herein.

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the SP600 IT Services Index and the common stock of six companies in the technology consulting industry for the five-year period beginning on December 31, 2003 (the closing sale price of our common stock on this date was $4.92) and ending on December 31, 2008 (the last trading date for our common stock in the 2008 fiscal year), assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer group.

Company Name / Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Edgewater Technology, Inc.	100	99.59	119.92	124.19	148.37	52.64
Nasdaq Index	100	108.41	110.79	122.16	134.29	79.25
S&P 600 IT Services	100	113.29	128.12	129.37	130.83	108.18
Peer Group	100	127.33	94.87	111.77	123.53	63.02

Our self-selected peer group consists of the following companies: The Hackett Group; Ciber, Inc., Diamond Management & Technology Consultants, Inc., eLoyalty Corporation, Perficient, Inc. and Sapient Corporation.

Other Stockholder Matters

We have not paid dividends in the past and intend to retain any earnings to finance the expansion and operations of our business. We do not anticipate paying any cash dividends with regard to cash generated through our normal operations in the foreseeable future. The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of acquisitions, performance by our competitors and other market events or factors. In addition, the stock market has, from time-to-time, experienced price and volume fluctuations, which have particularly affected the market price of many professional service companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

15

ITEM 6.	SELECTED FINANCIAL DATA

The 2008, 2007, 2006, 2005 and 2004 selected consolidated financial data presented below has been derived from our audited consolidated financial statements and have been prepared in accordance with United States generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of the adoption of Statement of Accounting Standards No. 123R (as amended) on January 1, 2006. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$73,743	$68,490	$60,083	$43,126	$25,322
Cost of revenue	44,955	40,392	35,582	25,126	15,659

Gross profit	28,788	28,098	24,501	18,000	9,663

Operating expenses:
Selling, general and administrative	23,232	21,335	18,721	15,883	10,154
Depreciation and amortization	3,771	2,448	1,755	1,046	896
Impairment of goodwill and other intangible assets (1)	48,594	—	—	—	—

Total operating expenses	75,597	23,783	20,476	16,929	11,050

Operating (loss) income	(46,809)	4,315	4,025	1,071	(1,387)

Interest income, net	503	1,599	1,283	1,054	556

(Loss) income before taxes, and discontinued operations	(46,306)	5,914	5,308	2,125	(831)
Tax provision (benefit)	712	(2,896)	2,105	850	—

(Loss) income from continuing operations before discontinued operations	(47,018)	8,810	3,203	1,275	(831)

Discontinued operations:
Income from discontinued divisions, net of applicable taxes	—	—	—	325	236

Net (loss) income	$(47,018)	$8,810	$3,203	$1,600	$(595)

Basic (loss) income per share:
Continuing operations	$(3.66)	$0.75	$0.29	$0.13	$(0.07)
Discontinued operations	—	—	—	0.03	0.02

Net (loss) income	$(3.66)	$0.75	$0.29	$0.16	$(0.05)

Weighted average shares, basic	12,861	11,793	10,980	10,241	11,283

Diluted (loss) income per share:
Continuing operations	$(3.66)	$0.66	$0.27	$0.12	$(0.07)
Discontinued operations	—	—	—	0.03	0.02

Net (loss) income	$(3.66)	$0.66	$0.27	$0.15	$(0.05)

Weighted average shares, diluted	12,861	13,358	11,956	10,653	11,283

(1)	During 2008, the Company recorded $48.6 million of impairment charges related to the carrying values of its goodwill and certain other intangible assets. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Consolidated Balance Sheet Data:

Cash equivalents, marketable securities and accrued interest	$24,573	$22,823	$33,241	$33,763	$33,908
Accounts receivable, net	11,683	15,146	10,883	9,858	5,272
Goodwill and intangibles, net	3,592	53,715	29,163	17,076	16,628
Deferred tax asset, net	22,393	22,255	18,549	21,491	22,213
Other assets	4,829	6,287	3,784	2,401	3,681

Total assets	$67,070	$120,226	$95,620	$84,589	$81,702

Total liabilities	$9,112	$12,700	$9,370	$6,504	$5,106
Stockholders’ equity	57,958	107,526	86,250	78,085	76,596

Total liabilities and stockholders’ equity	$67,070	$120,226	$95,620	$84,589	$81,702

Outstanding shares of common stock	12,162	13,297	11,522	10,683	10,549

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this annual report and in the documents that we incorporate by reference into this annual report. This annual report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1A - Risk Factors” and under “Special Note Regarding Forward-Looking Statements.”

Overview

Edgewater Technology, Inc. is an innovative technology management consulting firm serving both middle-market companies and divisions of Global 2000 companies throughout the United States and Canada. We provide a unique blend of specialty IT services in management consulting, technology consulting and Enterprise Performance Management consulting. Our solutions provide customer benefits by integrating, automating and extending business processes, optimizing technology infrastructure and providing software applications that enable companies to monitor their financial and operational performance. During the fiscal year ended December 31, 2008, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $73.7 million from a total of 308 clients. Headquartered in Wakefield, Massachusetts, as of December 31, 2008, our Company employed approximately 241 consulting professionals and 298 total professionals.

Service Revenue

Our service revenue is derived from professional services in providing specialty IT services consulting. Specifically, we provide strategy and other management consulting services to develop, implement, integrate, automate and extend business processes, technology infrastructure and Enterprise Performance Management software applications for our clients. Most of our projects, approximately 96.7%, are performed on a time and materials basis and a smaller amount of revenue is derived from projects performed on either a fixed-price or fixed-fee basis. Fixed-priced engagements represented approximately 1.0% of our service revenue for the year ended December 31, 2008. Fixed-fee engagements represented approximately 2.3% of our service revenue for the year ended December 31, 2008. For time and material projects, revenue is recognized and billed as services are performed. For fixed-price projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

Operating Expenses

The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes stock compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expense is comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space), and other administrative support for project personnel.

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

Company Performance Measurement Systems and Metrics

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results for the Year Ended December 31, 2008 Compared to Results for the Year Ended December 31, 2007.”

2008 Goodwill and Intangible Asset Impairment Charges

Following the second quarter of 2008, as a result of the economic environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event that would require an interim impairment evaluation of the carrying value of its goodwill and intangible assets. Based upon the results of the impairment procedures performed, which are more fully described under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets” (the “Impairment Review Procedures”), the Company recognized impairment charges of $23.5 million and $1.2 million during the second quarter of 2008 related to goodwill and other intangible assets, respectively.

During the third quarter of 2008, the Company reviewed both its market capitalization, as compared to book value of equity, and operating results, as compared to forecasts and projections, and did not identify the existence of a triggering event which would require a formal review of the carrying value of the goodwill and intangible assets.

Subsequently, on December 2, in connection with the Company’s annual review for impairment (the “Annual Impairment Review”), we determined that the carrying value of the Company’s single reporting unit exceeded the estimated fair value of the reporting unit. As a result, we determined that the carrying value of the Company’s goodwill and intangible assets had become further impaired. The Impairment Review Procedures performed by the Company resulted in the recognition of additional 2008 impairment charges of $23.6 million and $0.2 million during the fourth quarter of 2008 related to goodwill and other intangible assets, respectively.

Collectively, the impairment charges resulting from both our interim review for impairment and our Annual Impairment Review are referred to as the “2008 Impairment Charges.” The 2008 Impairment Charges are discussed in more detail under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

2008 Increase to Deferred Tax Asset Valuation Allowance

We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attribute. This assessment requires significant management judgment.

The 2008 Impairment Charges recorded by the Company increased the gross carrying value of the Company’s deferred tax assets by approximately $11.9 million. The increase was directly related to the recognition of future deductible temporary timing differences associated with the impairment of the tax deductible goodwill and intangible assets. Additionally, the impairment charges also served to place the Company into a trailing three year cumulative loss position.

As of December 31, 2008, the Company performed an evaluation of the more than likely recoverability of the gross carrying value of its deferred tax assets, which considered and evaluated positive evidence (recent trend of tax-basis profitability) and negative evidence (cumulative loss position as of December 31, 2008 as a result of the current year impairment charges) (the “DTA Review”). The DTA Review primarily centered upon the carrying value and future recoverability of the Company’s federal net operating loss (“NOL”) carryforwards, a majority of which expire on December 31, 2020, and the consideration of certain other alternative minimum and foreign tax credits.

The Company’s forecasts and projections were a key assumption utilized in the DTA Review. While the Company’s current forward looking forecasts and projections support a continued profitability trend, we are projecting a reduction in near-term earnings which reflects the current economic climate impacting IT consulting companies. As a result, our future projections reduce our profitability to levels in which it is not more than likely that the Company will be able to fully realize future economic benefit from all of its federal net operating loss carryforwards and other tax-related credits. Accordingly, the DTA Review resulted in the Company recording an increase to its deferred tax valuation allowance of $9.9 million during the fourth quarter of 2008, reducing the net carrying value of the Company’s deferred tax assets to their estimated more likely than not realizable amount.

The current year increase to the deferred tax asset valuation allowance is discussed in more detail under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” Any future changes in the valuation allowance could result in additional income tax expense (benefit) and reduce or increase stockholders’ equity, and such changes could have a significant impact upon our future reported results.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition;

•	Allowance for Doubtful Accounts;

•	Share-based Compensation;

•	Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets;

•	Income Taxes and Valuation of Deferred Tax Assets; and

•	Purchase Price Allocation.

Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See “Item 8 – Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” included elsewhere herein, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition. Our Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as management consulting engagements (business process management, high-level program/project management offerings and strategy), technical consulting engagements (inclusive of design, architecture, strategic build, EIM/data services and infrastructure services such as assessment and remediation and IT due diligence) and Enterprise Performance Management consulting engagements (Business Intelligence, analytics and reporting, financial consolidation and scorecarding). Revenue from these service offerings is recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.

Edgewater engages in business activities under one operating segment, specialty IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions. For the years ended December 31, 2008, 2007 and 2006, revenue from management consulting engagements, technical consulting engagements and enterprise performance management consulting engagements represented the following:

Year Ended December 31,	Management Consulting Engagements	Technical Consulting Engagements	Enterprise Performance Management Consulting Engagements
2008	6.4%	36.6%	57.0%
2007	12.5%	57.2%	30.3%
2006	13.9%	61.2%	24.9%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 96.7%, 95.0% and 89.0% of service revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 1.0%, 2.4% and 4.8% of service revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) SAB No. 104, “Revenue Recognition” (“SAB No. 104”), revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed or the revenue is earned. The warranty period is typically short term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the year ended December 31, 2008 or 2007. We did recognize an insignificant loss on a fixed-price contract during the year ended December 31, 2006.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 2.3%, 2.6% and 6.2% of service revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

When a customer enters into a time and materials, fixed-price or a fixed-fee contract, the related revenue is accounted for under SAB No. 104 and Emerging Issues Task Force Abstract (“EITF”) No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”). For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2008 and 2007, the Company has recorded a deferred liability of approximately $199 thousand and $238 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 1.5%, 3.5% and 2.2% of total revenue for the years ending December 31, 2008, 2007 and 2006, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenue for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

Our revenue and earnings may fluctuate from year-to-year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, allocations of fair value of elements under multiple element arrangements and the valuation of our allowance for doubtful accounts.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable balances on a monthly basis to determine if any receivables are potentially uncollectible. Management further analyzes historical collection trends and changes in its customer payment patterns, customer concentration and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any accounts receivable balances that are deemed to be potentially uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate, however future write-offs could exceed the recorded allowance.

Share-Based Compensation. We use the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (“SFAS No. 123R”). Under SFAF No. 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the share-based awards and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.

Share-based compensation expense under all of the Company’s share-based plans was $1.6 million, $1.5 million and $1.2 million in the years ended December 31, 2008, 2007 and 2006, respectively. See “Item 8 – Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10” included elsewhere herein.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. Goodwill has an indefinite useful life and is not amortized, but is evaluated for impairment annually, on December 2, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at cost. Our intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized.

Goodwill is tested annually for impairment at the reporting unit level utilizing the “fair value” methodology. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in its stock price for a sustained period; and

•	Significant decline in market capitalization relative to net book value.

Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing both the Guideline Company Method and the Comparable Transactions Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

We evaluate long-lived tangible assets and intangible assets other than goodwill in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”). Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Any resulting impairment losses recorded by the Company could have an adverse impact on our results of operations by either decreasing net income or increasing net loss.

Following the second quarter of 2008, as a result of the economic environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event that would require an interim impairment evaluation of the carrying value of its goodwill and intangible assets.

Upon determining that a triggering event had occurred, the Company performed the First Step of the goodwill impairment process and determined that the book value of the reporting unit exceeded the fair value of the reporting unit. Therefore, the Second Step of the goodwill impairment test was performed. The Second Step is performed to measure the amount of impairment loss, if any, and compared the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. For the definite-lived intangible asset impairment review, the Company compared the carrying value of the intangible asset against the estimated undiscounted cash flows to be generated over the remaining life of the intangible asset. Based upon the results, the Company recognized impairment charges of $23.5 million and $1.2 million during the second quarter of 2008 related to goodwill and other intangible assets, respectively.

On December 2, in connection with the Annual Impairment Test, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that carrying value of the reporting unit exceeded the fair value of the reporting unit, requiring the performance of the Second Step of the impairment review process. Based upon the results of the Second Step impairment review procedures, the Company identified that the remaining carrying value of the recorded goodwill was fully impaired. Accordingly, the Company recognized additional impairment charges of $23.6 million and $0.2 million during the fourth quarter of 2008 related to goodwill and other intangible assets, respectively.

Other net intangible assets amounted to $3.6 million and $7.7 million as of December 31, 2008 and 2007, respectively. The current year decrease in the net carrying value of the intangible assets is attributable to the $1.4 million in current year impairment charges, as described above, and current year amortization of $2.7 million.

During 2008, in addition to the impairment charges and amortization expense described above, the Company recorded additional adjustments to the carrying value of the goodwill assets in connection with the following acquisitions completed in 2007:

•

Alecian Corporation Acquisition: On June 30, 2008, Alecian completed its first and only twelve-month earnout period, during which the required performance measurements were achieved. Accordingly, the Company, during the second quarter of 2008, accrued $1.0 million in contingent earnout consideration as an increase to goodwill. The contingent earnout consideration earned by Alecian was paid, in cash, by the Company during the third quarter of 2008.

•

Lynx Business Intelligence Consulting, Inc.: On September 24, 2008, Lynx completed the first of two twelve-month earnout periods, during which the required performance measurements were achieved. Accordingly, during the third quarter of 2008, the Company accrued $150 thousand in contingent earnout consideration as an increase to goodwill. The contingent earnout consideration earned by Lynx was paid, in cash, during the fourth quarter of 2008.

Lynx is eligible to receive additional earnout consideration based upon the attainment of certain profitability thresholds in connection with a second earnout period which concludes on September 24, 2009. The maximum amount of contingent earnout consideration payable under the second and final earnout period is $350 thousand.

The Alecian and Lynx acquisitions were completed in 2007. Each of these acquisitions is discussed in greater detail in the Company’s previously filed reports with the SEC.

Income Taxes and Valuation of Deferred Tax Assets. In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment. Recovery of the deferred tax assets is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period.

As of December 31, 2008, the net deferred tax asset recorded on the Company’s consolidated balance sheet was approximately $22.4 million. This amount was comprised of approximately $17.6 million in federal NOL carryforwards, $0.4 million in state NOL carryforwards, $2.6 million in available federal credits, $0.9 million in future tax benefits related to share-based compensation recognized in accordance with SFAS No. 123R and $11.9 million in net deferred tax assets related to temporary timing differences, which are primarily generated by the 2008 Impairment Charges. The gross value of the net deferred tax asset amounts was further offset by a valuation reserve of approximately $11.0 million providing for a net deferred tax asset of $22.4 million. This net deferred tax asset is representative of the Company’s assessment of the more likely than not expected future realization of the recorded deferred tax assets.

During 2008, as previously described under “Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets” above, the Company recorded $48.6 million of impairment charges related to the carrying values of its goodwill and certain other intangible assets. The amount of the 2008 Impairment Charges associated with the Company’s previous “asset purchase” acquisitions generated an increase of $11.9 million in the gross carrying value of the Company’s deferred tax asset. The increase was directly related to the recognition of the future deductible temporary timing differences associated with the impairment of tax deductible goodwill and intangible assets.

In addition to the significant increase in the amortization-related deferred tax asset attributes, the impairment charges also served to place the Company into a trailing three year cumulative loss position, encompassing our 2008, 2007 and 2006 fiscal years. As is the Company’s practice, we assessed the recoverability of our deferred tax assets on a more likely than not basis (the “DTA Review”). The DTA Review considered and evaluated both positive and negative evidence regarding whether it is more likely than not that our recorded determined tax assets will be realized. Negative evidence was primarily that the Company was in a three-year cumulative loss position. However, we determined that the positive evidence outweighed the negative evidence and therefore a full valuation allowance was not required on our deferred tax assets. The positive evidence we considered included our earnings history, excluding the non-recurring impairment charges, the absence of tax attributes expiring unutilized and our financial position. The estimation of the required valuation allowance primarily centered upon the carrying value and future recoverability of the Company’s federal NOL carryforwards and workers opportunity tax credits, a majority of which are set to expire on December 31, 2020, and consideration of certain other alternative minimum and foreign tax credits.

The Company’s forecasts and projections were a key assumption utilized in the DTA Review. While the Company’s current forward-looking forecasts and projections support a continued profitability trend, we are projecting a reduction in near-term earnings which reflects the current economic climate impacting IT consulting companies. As a result, our future projections reduce our profitability to levels in which it is not more than likely that the Company will be able to fully realize all of the future economic benefit from its federal net operating loss carryforwards and other tax-related credits. Accordingly, the DTA Review resulted in the Company recording an increase to its deferred tax valuation allowance of $9.9 million during the fourth quarter of 2008, reducing the net carrying value of the Company’s deferred tax assets to their estimated more likely than not realizable amount.

Any future changes in the valuation allowance could result in additional income tax expense (benefit) and reduce or increase stockholders’ equity, and such changes could have a significant impact upon our earnings in the future.

The evaluation of our tax positions in accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN No. 48”) is a two-step process. The first step is a recognition process whereby the enterprise determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of December 31, 2008, the Company maintains an accrual in the amount of $239 thousand related to unrecognized tax benefits. Current year activity included the recognition of $12 thousand in unrecognized state tax benefits plus a provision of $27 thousand for estimated penalties and interest.

Purchase Price Allocation. We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities and other reserves require a degree of management judgment. Certain estimates may change as additional information becomes available. Goodwill is assigned at the enterprise level and is deductible for tax purposes for certain types of acquisitions. Management finalizes the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2008	2007	2006
Revenue:
Service revenue	92.4%	92.3%	94.1%
Software revenue	1.5%	3.5%	2.2%
Reimbursable expenses	6.1%	4.2%	3.7%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	53.7%	51.8%	53.6%
Software costs	1.2%	3.0%	1.9%
Reimbursable expenses	6.1%	4.2%	3.7%

Total cost of revenue	61.0%	59.0%	59.2%

Gross profit	39.0%	41.0%	40.8%

Operating expenses:
Selling, general and administrative	31.5%	31.2%	31.2%
Depreciation and amortization	5.1%	3.5%	2.9%
Impairment charges	65.9%	—%	—%

Total operating expenses	102.5%	34.7%	34.1%

Operating (loss) income	(63.5)%	6.3%	6.7%

Interest income, net	0.7%	2.3%	2.1%

(Loss) income before taxes	(62.8)%	8.6%	8.8%
Tax provision (benefit)	1.0%	(4.3)%	3.5%

Net (loss) income	(63.8)%	12.9%	5.3%

Results for the Year Ended December 31, 2008 Compared to Results for the Year Ended December 31, 2007

Revenue. Total revenue increased by $5.2 million, or 7.7%, to $73.7 million for the year ended December 31, 2008 from $68.5 million for the year ended December 31, 2007.

Of the $5.2 million increase in 2008 total revenue, service revenue, excluding software and reimbursable expense revenue, increased by $4.9 million, or 7.8%, to $68.1 million, as compared to service revenue of $63.2 million in 2007. The 2008 increase in service revenue was primarily attributable to the full year contributions of Alecian, Lynx and Vertical Pitch (the “2007 Acquisitions”), which was offset by a reduction in service revenue generated from certain legacy accounts within our technology service offerings.

During 2008, service revenue from our top five largest customers amounted to $17.9 million, or 26.2% of our total service revenue. In 2007, service revenue generated from our top five largest customers amounted to $28.5 million, or 45.1% of our total service revenue. Our top five largest customers have historically been comprised of legacy accounts associated with our core business service offerings and include services such as infrastructure support, custom software development and systems integration. We believe that the current year reduction in the services that we have historically provided to our larger legacy customers is directly related to, and being impacted by, the current economic environment, which is placing increased pressure on our legacy customers to either reduce or delay IT-related expenditures for services typically provided by our Company.

Software revenue, which is directly attributable to our EPM offering, decreased by $1.3 million, to $1.1 million in 2008, as compared to $2.4 million in 2007. Software sales are not a primary driver of our revenue and are at times generated through the sale of our EPM-related service offerings. As such, our ability to generate revenue from such software sales is inherently unpredictable. Gross profit margins are generally much lower on software sales than on consulting services.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customer’s consulting projects. Reimbursed expense revenue increased approximately $1.6 million in 2008, to approximately $4.5 million, as compared to $2.9 million in 2007. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Our annualized revenue per billable consultant, adjusted for utilization, increased 13.3%, to $340 thousand in 2008, as compared to $300 thousand in 2007. The improvement in this metric is due to full year impact of the 2007 Acquisitions. The 2007 Acquisitions were primarily related to our EPM service offerings, which have higher average consultant billing rates than those traditionally experienced in our technology service offerings. During 2008, the Company increased the number of customers it served to 308, as compared to 265 customers in 2007.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $4.6 million, or 11.3%, to $45.0 million in 2008, as compared to $40.4 million in 2007. The 2008 increase in cost of revenue is primarily attributable to the full year impact of adding 49 billable consultants in connection with the 2007 acquisitions.

On a year-over-year basis, the Company’s total number of billable consultants has decreased by 61, to 241 billable consultants at the end of 2008, as compared to 302 billable consultants at the end of 2007. The year-over-year decrease in billable consultant headcount is a result of current year attrition and a targeted reduction in connection with the decrease in legacy-related projects and service revenue. Billable consultant reductions made in conjunction with the decrease in legacy account revenue were initiated by the Company as cost cutting measures targeted at aligning Company resources with demand for our services. Despite the year-over-year decrease in billable consultant headcount, the current year reductions did not significantly reduce total comparative 2008 wage-related expenses as these initiatives were enacted primarily during the fourth quarter of 2008.

During the first quarter of 2009, as a result of the cancellation of certain projects related to our legacy accounts, the Company enacted additional cost cutting measures, reducing our billable consultant headcount by 13 consultants. The additional reductions in consultant headcount are expected to improve our billable consultant utilization rates and to reduce wage-related cost of revenue, by approximately $1.1 million, in 2009.

Reimbursable expenses, which increased by $1.6 million, to $4.5 million, as compared to $2.9 million in 2007, were a direct result of the Company’s increased customer base and associated travel-related expenses incurred during the comparative years.

Gross Profit. Gross profit increased by $0.7 million, or 2.5%, to $28.8 million, as compared to $28.1 million in 2007. Gross profit, as a percentage of total revenue, decreased to 39.0%, as compared to 41.0% in 2007.

Despite the current year $4.9 million increase in service revenue, the comparative 2008 and 2007 gross profit, on an absolute dollar basis, remained consistent, while the gross profit margin decreased by 2.0%. Both the absence of current year growth in gross profit and the reduction in the gross profit margin is primarily attributable to a decrease in billable consultant utilization rates. The Company’s billable consultant utilization rate was 73.5% in 2008, as compared to 80.1% in 2007. The year-over-year decrease is a direct result of an increase in excess capacity resulting from the reduction in legacy account service revenues. The billable consultant headcount reductions initiated by the Company during the fourth quarter of 2008 were made with the intention of reducing excess capacity.

Historically, the Company has targeted and operated at utilization rates ranging between 78% and 82%. Our 2008 utilization rate was 73.5%, below our recent and targeted utilization ranges. It is anticipated that the 2008 and 2009 reductions in billable consultant headcount will serve to increase 2009’s utilization rate to a level between 2008’s utilization rate and our traditional utilization range. However, no assurances can be given that the efficiency measures implemented by the Company will generate the intended results.

Selling, General and Administrative Expense (“SG&A”). SG&A expenses increased 8.9% to $23.2 million, as compared to SG&A expenses of $21.3 million in 2007. The increase in SG&A expense during 2008 was primarily due to increases in sales and management personnel related to our EPM service offerings, comparatively higher sales commissions due to revenue growth in our non-legacy accounts and an increase in training expenses as we expanded the skill sets of our billable consultants in order to meet the demands of the changing IT marketplace. The current year increases in SG&A expenses were mitigated by comparative decreases in bonus accruals related to our 2008 Performance-Based Bonus Plan, recruiting costs and marketing expenses.

SG&A expense, as a percentage of revenue, was 31.5% for the year ended December 31, 2008, which remains consistent with 31.2% for the year ended December 31, 2007. There was only a modest increase in SG&A expense, as a percentage of revenue, in the current year. The Company continues to monitor its SG&A costs, with the goal of achieving greater economies of scale over the long term.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.4 million, or 54.1%, to $3.8 million, as compared to $2.4 million in 2007. The current year increase is primarily related to amortization expense, as depreciation expense of $1.0 million was consistent with 2007. Amortization expense increased by $1.3 million, or 94.1%, to $2.7 million in 2008, as compared to $1.4 million in 2007. The current year increase is directly related to the intangible assets identified in connection with the 2007 Acquisitions.

Impairment of Goodwill and Other Intangible Assets. As more fully described under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets,” the Company, in connection with an interim review for impairment in June 2008 and subsequently in connection with our Annual Impairment Review, recorded $48.6 million in impairment charges related to the carrying value of its goodwill and intangible assets.

Operating (Loss) Income. The Company’s comparative operating income decreased by $51.1 million, to a loss of $(46.8) million, as compared to operating income of $4.3 million in 2007. The current year operating loss is primarily attributable to the 2008 Impairment Charges and, to a lesser extent, the other comparative year-over-year changes discussed above.

Interest Income, Net. We earned net interest income of $0.5 million, as compared to net interest income of $1.6 million in 2007. The current year decrease in interest income is attributable to reduced average yields on our investments throughout 2008, as compared to those achieved throughout 2007. Average maturity and yield rates as of December 31, 2008 were approximately 168 days and 2.3%, respectively, as compared to 168 days and 5.0% in 2007.

Income Tax Provision (Benefit). The Company recorded a tax provision of $0.7 million for the year ended December 31, 2008, as compared to a tax benefit of $(2.9) million in 2007. The reported income tax provision (benefit) amounts in both 2008 and 2007 are significantly impacted by changes in our deferred tax assets and activity related to our deferred tax asset valuation allowance.

The current year income tax-related changes are more fully described elsewhere herein, including “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets,” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes and Valuation of Deferred Tax Assets.”

Net (Loss) Income. Net income decreased $55.8 million, or 633.7%, to $(47.0) million, as compared to $8.8 million in 2007. The current year decrease in net income is primarily due to the cumulative effect of the 2008 Impairment Charges and the changes effecting the current year income tax provision. Each of these items is discussed above.

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

The year-over-year increase in core business service revenue was primarily related to strong market demand for our EPM-related offerings, with lower growth experienced in our technical consulting management consulting offerings.

Service revenue from Synapse, one our largest customers, amounted to $7.0 million and $8.7 million in 2007 and 2006, respectively. Our existing one-year services contract with Synapse, which was entered into in January of 2007, automatically extended through June 30, 2008, as per the terms of the contract, on January 1, 2008. Based on the automatic six-month renewal and the amount of services being currently performed, it is anticipated that we will provide ongoing services to Synapse throughout 2008 and such services are expected to generate approximately $3.5 million in revenue during 2008.

Software revenue, which is directly attributable to our Enterprise Performance Management offering, increased by $1.1 million, to $2.4 million in 2007, as compared to $1.3 million in 2006. Software sales have been affected in both 2007 and 2006 by customer demand for such software in relation to EPM-related services. Gross profit margins are generally much lower on software sales than on consulting services.

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

Our annualized revenue per billable consultant, adjusted for utilization, increased 8.1%, to $300 thousand in 2007, as compared to $278 thousand in 2006. The improvement is due to incremental increases in our average consultant billing rates in our EPM-related service offering. Additionally, the 2007 Acquisitions provided the Company with 49 additional billable consultants and daily billing rates above the average billing rates in our previously existing business. During 2007, the Company increased the number of customers it served to 265, as compared to 195 customers in 2006. In 2007, service revenue from our five largest customers decreased slightly to 45.1% of our total service revenue, as compared to 46.9% in 2006.

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

SG&A expense, as a percentage of revenue, was 31.2% for the years ended December 31, 2007 and 2006, respectively. While there was essentially no change in SG&A expense, as a percentage of revenue, the Company continues to monitor is SG&A costs, with the goal of achieving greater economies of scale over the long term.

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

Interest Income, Net. We earned net interest income of $1.6 million in 2007, as compared to net interest income of $1.3 million in 2006. Despite the decrease in our marketable securities balance, which occurred in December 2007, interest income increased as a result of improved average yields on our investments throughout 2007, as compared to those achieved throughout 2006. Average maturity and yield rates as of December 31, 2007 were approximately 168 days and 5.0%, respectively, as compared to 68 days and 5.4% in 2006.

Income Tax (Benefit) Provision. The Company recorded a tax benefit of $(2.9) million for the year ended December 31, 2007, as compared to a tax provision of $2.1 million in 2006. During 2007, the Company recorded favorable tax benefits of $(5.5) million. The benefits were recognized in connection with a review of both the components of the Company’s deferred tax assets and an analysis of the historical valuation allowances provided against certain assets.

The Company, in light of operating results and acquisition activity, reviewed the anticipated future realizability of certain deferred tax asset attributes and determined that it was more likely than not that we would be able to recognize the full value of certain assets. The net benefit recorded by the Company in the current year tax provision adjusts the net carrying value of the Company’s deferred tax asset attributes to reflect the more likely than not amount expected to be recognized by the Company. The benefit recorded by the Company was offset by the Company’s current year income tax expense of $2.4 million, representing an effective tax rate, including federal and state income taxes, of 40.4% and $0.2 million in tax expense related to the Company’s annual evaluation of tax exposures under FIN 48. Any federal income tax provision related to taxable income is recorded directly against our deferred tax asset and will not result in cash outlays or refunds. The Company’s significant operating loss carryforwards are scheduled to expire on or before 2020. See “Item 8 – Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8” included elsewhere herein.

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

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Cash flows provided by (used in):
Operating activities	$7,742	$9,242	$8,211
Investing activities	2,556	(14,361)	(6,709)
Financing activities	(4,301)	3,480	2,247
Discontinued operating activities	(8)	(565)	(141)

Total cash provided (used) during the year	$5,989	$(2,204)	$3,608

As of December 31, 2008, we had cash, cash equivalents, marketable securities and accrued interest of $24.6 million, a $1.8 million increase from the December 31, 2007 balance of $22.8 million. Working capital, which is defined as current assets less current liabilities, decreased $0.3 million, to $29.3 million, as of December 31, 2008, as compared to $29.6 million as of December 31, 2007. The $1.8 million increase in cash, cash equivalents, marketable securities and accrued interest is primarily attributable to cash inflows of $4.0 million related to the reduction in our accounts receivable balances, $1.6 million in income from continuing operations, adjusted to exclude the effects of the non-cash 2008 Impairment Charges, and $1.0 million in proceeds from the employee stock purchase plan and stock option exercises. These cash inflows were offset by outflows of $5.1 million in current year repurchases of our common stock, $1.2 million in connection with contingent earnout consideration payments related to the 2007 Acquisitions and payments made under our 2007 Performance-Based Bonus Plans.

Our primary historical sources of funds have been from operations and the proceeds from equity offerings, as well as sales of businesses in fiscal years 2000 and 2001. Our principle historical uses of cash have been to fund working capital requirements, capital expenditures and acquisitions. We generally pay our employees bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

Net cash provided by operating activities was $7.7 million in 2008, as compared to $9.2 million in 2007. Significant changes in operating accounts included a $4.0 million decrease in accounts receivable, depreciation and amortization of $3.8 million and 2008 income from continuing operations of $1.6 million, adjusted to exclude the effects of the non-cash 2008 Impairment Charges. The cash flow provided by the above items was partially offset by a $0.5 million decrease in accounts payable and accrued expenses, a decrease of $2.0 million in accrued bonuses in connection with a decrease in current year bonuses to be paid in connection with the Company’s 2008 Performance-Based Bonus Plans and a $1.2 million decrease in accrued payroll and related liabilities.

Net cash provided by operating activities was $9.2 million in 2007. Significant changes in operating accounts included the 2007 net income from continuing operations of $8.8 million, depreciation and amortization of $2.4 million, $1.5 million in current year share-based compensation and a $1.5 million increase in accrued payroll and related liabilities in connection with the expected payouts to be made under the Company’s 2007 performance-based bonus plan. The cash flow provided by the above items was partially offset by an increase in accounts receivable of $1.1 million and an increase in the carrying value of our net deferred tax assets of $3.7 million related to the current year favorable deferred tax benefits recognized by the Company in connection with a review of the future realizability of our net operating loss carryforwards.

Net cash provided by operating activities was $8.2 million in 2006. Significant changes in operating accounts included the 2006 net income from continuing operations of $3.2 million, depreciation and amortization of $1.8 million, $1.5 million related to the current year reduction of our deferred tax asset, $1.2 million in current year share-based compensation recognized in connection with SFAS No. 123R and a $1.2 million decrease in accounts receivable balances. The cash flow provided by the above items was partially offset by a decrease in accrued payroll and related liabilities of $1.2 million as a result of the 2006 payment of the Company’s 2005 performance-based bonus accrual.

Net cash provided by investing activities was $2.6 million in 2008, as compared to cash flow used in investing activities of $(14.4) million in 2007. Current year inflows of cash related to $4.1 million in current year net redemptions of marketable securities. These inflows were offset by $1.2 million in contingent earnout consideration payments made in connection with the 2007 Acquisitions and $0.3 million of capital expenditures.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in investing was $14.4 million in 2007. Net outflows relate to the $19.6 million cash portion of the purchase price for the 2007 Acquisitions, $0.7 million contingent earnout consideration payment made to the former stockholder of NDS in connection with the successful completion of NDS’ first earnout period and capital expenditures of $2.3 million. These outflows of cash were offset by $8.2 million in proceeds from net redemptions of marketable securities.

Net cash used in investing activities was $6.7 million in 2006. Net outflows relate to the $6.6 million payment to the former stockholders of NDS, $2.7 million related to the payment of Ranzal’s second and final contingent earnout consideration and capital expenditures of $1.6 million. These outflows of cash were offset by $4.2 million in proceeds from net redemptions of marketable securities.

Net cash (used) in provided by financing activities was $(4.3) million, $3.5 million, and $2.2 million in 2008, 2007, and 2006, respectively. Net cash used in financing activities during 2008 was primarily attributable to repurchases of the Company’s common stock, which totaled $5.1 million. These purchases were offset by net proceeds from our employee stock purchase program and exercises of stock options of $1.0 million during 2008. Cash provided by financing activities during 2007 and 2006 were primarily representative of proceeds received by the Company in connection with purchases under our Employee Stock Purchase Plan and through the exercise of stock options.

Net cash used in discontinued operations was $8 thousand, $565 thousand, and $141 thousand in 2008, 2007, and 2006, respectively. These amounts represent payments made by the Company related to its discontinued operations accrual. The Company, in 2000-2001 made a strategic decision to undergo a comprehensive restructuring program to refocus future growth initiatives in its systems integration and consulting business and as a result, committed to divestures in each of its staffing businesses. Payments in each of the presented fiscal years represent payments related to the discontinuance of the operations, which were accrued for in previous years.

As a result of the above, our combined cash and cash equivalents increased (decreased) by $6.0 million, $(2.2) million and $3.6 million in 2008, 2007 and 2006, respectively. The aggregate of our cash and cash equivalents, marketable securities and accrued interest was $24.6 million, $22.8 million and $33.1 million, as of December 31, 2008, 2007 and 2006, respectively.

We have entered into various contingent earnout agreements in connection with the acquisitions we completed in 2007 and 2006. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock.

During 2008, three separate earnout periods were completed related to the NDS Acquisition, Alecian Acquisition and the Lynx Acquisition. As a result of meeting the performance measures provided in their earnout agreements, the Company accrued and paid $1.0 million and $0.2 million in contingent earnout consideration, in cash, to Alecian and Lynx, respectively. The contingent earnout consideration paid by the Company was reported as an increase to goodwill in the Company’s consolidated balance sheet. No contingent earnout consideration was paid to the former stockholders of NDS in connection with their second and final earnout period as the minimum performance measurements were not achieved.

As of December 31, 2008, only Lynx is eligible to receive additional contingent earnout consideration based upon the successful attainment of certain performance thresholds in connection with a second, and final, earnout period which will conclude on September 24, 2009. The maxim amount of contingent earnout consideration payable under the second and final earnout period will not exceed $350 thousand. See “Item 8 – Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4.”

We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, at least through 2009, and the long-term operating and liquidity requirements for our existing operations. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, possible stockholder distributions and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1—Business, Potential Future Strategies, Transactions and Changes.”

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space under noncancellable operating lease arrangements through 2016. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $1.9 million, $2.3 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We have lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in “Item 8 – Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6” included elsewhere herein. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of December 31, 2008 and 2007, our outstanding obligations under the Capital Lease Arrangements totaled $635 thousand and $837 thousand, respectively. During the year ended December 31, 2008, 2007 and 2006, the Company made payments of principal and interest totaling $251 thousand, $185 thousand and $20 thousand, respectively under the Capital Lease Arrangements.

Annual future minimum payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total
	(Amounts in thousands)
Capital leases (1)	$251	$401	$53	$—	$705
Operating leases	1,340	2,694	2,519	4,289	10,842

Total (2)	$1,591	$3,095	$2,572	$4,289	$11,547

(1)	-	Presented future payments on capital lease obligations represent payments of principal and related interest.
(2)	-	Excluded from the above table is $239 thousand of gross liability for uncertain tax positions recorded in accounts payable and accrued liabilities in our consolidated balance sheet at December 31, 2008. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See “Item 8 – Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8” included elsewhere herein.

Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of SFAS No. 141R on January 1, 2009. The adoption of SFAS No. 141R will have an impact on our consolidated financial statements in connection with any business combination activity contemplated by the Company after our January 1, 2009 adoption date.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of SFAS No. 160 on January 1, 2009. The Company does not believe that adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe that adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not believe that adoption of FSP No. 142-3 will have a material impact on our consolidated financial statements.

Related-Party Transactions

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb, is a member of our Board of Directors. Service revenue from Loeb Enterprises amounted to $170 thousand, $147 thousand and $50 thousand for 2008, 2007 and 2006, respectively. Accounts receivable balances from Loeb Enterprises were $26 thousand and $32 thousand as of December 31, 2008 and 2007, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2008 or 2007. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

For the last three years, the impact of inflation and changing prices has not been material on revenues or income from continuing operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

(b) Not Covered by Above Report:

Unaudited Supplementary Quarterly Financial Information	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

Wakefield, Massachusetts:

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Edgewater Technology, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 10, 2009

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,618	$7,629
Marketable securities	10,948	15,146
Accounts receivable, net of allowance of $437 and $375, respectively[1]	11,683	15,791
Deferred income taxes, net	942	2,240
Prepaid expenses and other current assets	782	893

Total current assets	37,973	41,699

Property and equipment, net	4,013	4,749
Intangible assets, net	3,592	7,682
Goodwill	—	46,033
Deferred income taxes, net	21,451	20,015
Other assets	41	48

Total assets	$67,070	$120,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,677	$4,171
Accruals related to discontinued operations	15	23
Accrued bonuses	1,810	3,811
Accrued payroll and related liabilities	600	1,836
Accrued commissions	1,483	1,102
Deferred revenue and other liabilities	892	920
Capital lease obligations, current	215	202

Total current liabilities	8,692	12,065

Capital lease obligations	420	635

Total liabilities	9,112	12,700

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 12,162 and 13,297 shares outstanding as of December 31, 2008 and 2007, respectively	297	297
Paid-in capital	213,354	212,496
Treasury stock, at cost, 17,574 and 16,439 shares at December 31, 2008 and 2007, respectively	(126,382)	(122,974)
Retained (deficit) earnings	(29,311)	17,707

Total stockholders’ equity	57,958	107,526

Total liabilities and stockholders’ equity	$67,070	$120,226

[1]	Includes related-party amounts of $26 and $32 due from Loeb Enterprises (“Loeb”) as of December 31, 2008 and 2007, respectively. Refer to Note 12 of the Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Service revenue [2]	$68,125	$63,188	$56,523
Software revenue	1,132	2,383	1,304
Reimbursable expenses	4,486	2,919	2,256

Total revenue	73,743	68,490	60,083

Cost of revenue:
Project and personnel costs **	39,608	35,443	32,206
Software costs	861	2,030	1,120
Reimbursable expenses	4,486	2,919	2,256

Total cost of revenue	44,955	40,392	35,582

Gross profit	28,788	28,098	24,501

Operating expenses:
Selling, general and administrative **	23,232	21,335	18,721
Depreciation and amortization	3,771	2,448	1,755
Impairment of goodwill and other intangible assets	48,594	—	—

Total operating expenses	75,597	23,783	20,476

Operating (loss) income	(46,809)	4,315	4,025

Interest income, net	503	1,599	1,283

(Loss) income before income taxes	(46,306)	5,914	5,308

Tax provision (benefit)	712	(2,896)	2,105

Net (loss) income	$(47,018)	$8,810	$3,203

(Loss) earnings per share:
Basic net (loss) earnings per share of common stock	$(3.66)	$0.75	$0.29

Diluted net (loss) earnings per share of common stock	$(3.66)	$0.66	$0.27

Shares used in computing basic net (loss) income per share of common stock	12,861	11,793	10,980

Shares used in computing diluted net (loss) income per share of common stock	12,861	13,358	11,956

**—The following amounts of share-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$395	$378	$265
Selling, general and administrative	1,160	1,101	936

Total share-based compensation	$1,555	$1,479	$1,201

[2]	Includes related-party amounts of $170, $147 and $50 from Loeb for the year ended December 31, 2008, 2007 and 2006, respectively. Refer to Note 12 of the Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Deferred Stock-based Compensation	Retained Earnings/ (Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2006	29,736	$297	$216,512	(19,053)	$(143,505)	$(913)	$5,694	$78,085
Deferred share-based compensation adjusted in connection with adoption of SFAS No. 123R	—	—	(913)	—	—	913	—	—
Issuance of common stock related to employee stock plans	—	—	(195)	75	568	—	—	373
Issuance of restricted stock awards	—	—	(1,091)	136	1,091	—	—	—
Issuance of common stock related to acquisition	—	—	(336)	265	2,016	—	—	1,680
Stock option exercises	—	—	(1,199)	363	2,907	—	—	1,708
Share-based compensation expense	—	—	1,201	—	—	—	—	1,201
Net income	—	—	—	—	—	—	3,203	3,203

BALANCE, December 31, 2006	29,736	297	213,979	(18,214)	(136,923)	—	8,897	86,250
Issuance of common stock related to employee stock plans	—	—	(182)	85	678	—	—	496
Issuance of restricted stock awards	—	—	(302)	38	302	—	—	—
Issuance of common stock related to acquisition(s)	—	—	(756)	1,131	9,051	—	—	8,295
Stock option exercises	—	—	(1,722)	649	5,195	—	—	3,473
Shares surrendered in connection with option exercises and taxes	—	—	—	(128)	(1,277)	—	—	(1,277)
Share-based compensation expense	—	—	1,479	—	—	—	—	1,479
Net income	—	—	—	—	—	—	8,810	8,810

BALANCE, December 31, 2007	29,736	297	212,496	(16,439)	(122,974)	—	17,707	107,526
Issuance of common stock related to employee stock plans	—	—	(369)	111	887	—	—	518
Forfeitures of restricted stock awards	—	—	89	(11)	(89)	—	—	—
Stock option exercises	—	—	(417)	118	945	—	—	528
Repurchases of common stock	—	—	—	(1,344)	(5,105)	—	—	(5,105)
Shares surrendered in connection with option exercise	—	—	—	(9)	(46)	—	—	(46)
Share-based compensation expense	—	—	1,555	—	—	—	—	1,555
Net loss	—	—	—	—	—	—	(47,018)	(47,018)

BALANCE, December 31, 2008	29,736	$297	$213,354	(17,574)	$(126,382)	$—	$(29,311)	$57,958

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(47,018)	$8,810	$3,203
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,771	2,448	1,755
Provision for doubtful accounts	150	126	210
Deferred income taxes	(138)	(3,706)	1,542
Stock-based compensation	1,555	1,479	1,201
Amortization of marketable securities discounts (premiums), net	136	(63)	(332)
Excess tax benefits from stock options	(6)	(729)	(182)
Impairment of goodwill and other intangible assets	48,594	—	—
Loss on sale of marketable securities	—	(6)	(3)
Changes in operating accounts:
Accounts receivable	3,958	(1,084)	1,152
Prepaid expenses and other assets	111	(452)	946
Other assets	7	4	5
Accounts payable and accrued liabilities	(494)	204	(76)
Accrued payroll and related liabilities	(2,856)	1,543	(1,202)
Deferred revenue and other liabilities	(28)	668	(8)

Net cash provided by operating activities	7,742	9,242	8,211

Net cash used in discontinued operating activities	(8)	(565)	(141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	29,723	52,285	35,741
Purchases of marketable securities	(25,661)	(44,054)	(31,558)
Purchase of National Decision Systems, Inc., including payment under earnouts	—	(709)	(6,624)
Purchase of Vertical Pitch, LLC	(49)	(15,548)	—
Purchase of Alecian Corporation, including payment under earnout	(1,000)	(794)	—
Purchase of Lynx Business Intelligence Consulting, Inc., including payment under earnouts	(150)	(3,263)	—
Purchase of Ranzal, including payment under earnouts	—	—	(2,662)
Purchases of property and equipment	(307)	(2,278)	(1,606)

Net cash provided by (used in) investing activities	2,556	(14,361)	(6,709)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(202)	(147)	(15)
Proceeds from employee stock purchase plans and stock option exercises	1,000	2,898	2,080
Excess tax benefits from stock options	6	729	182
Repurchases of common stock	(5,105)	—	—

Net cash (used in) provided by financing activities	(4,301)	3,480	2,247

Net increase (decrease) in cash and cash equivalents	5,989	(2,204)	3,608
CASH AND CASH EQUIVALENTS, beginning of period	7,629	9,833	6,225

CASH AND CASH EQUIVALENTS, end of period	$13,618	$7,629	$9,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$51	$53	$5

Cash paid for income taxes	$964	$799	$377

Cash receipts from related parties	$179	$206	$48

Cash payments to related parties	$—	$628	$246

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Goodwill adjustment	$—	$—	$1,400

(Forfeiture) issuance of restricted stock awards	$(89)	$302	$1,091

Issuance of common stock for acquisitions and earnouts	$—	$8,295	$1,680

Shares surrendered to cover option exercises and taxes	$46	$1,277	$—

Purchases of property and equipment under capital lease obligations	$—	$22	$977

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is an innovative technology management consulting firm providing a unique blend of specialty information technology (“IT”) services. We provide our clients with a range of business and technology offerings. Headquartered in Wakefield, Massachusetts, as of December 31, 2008, our Company employed approximately 241 consulting professionals and 298 total professionals throughout our network of satellite offices.

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

Cash and Cash Equivalents –

Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks. All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. The Company’s cash equivalents consisted of $3.6 million in money market funds and $1.0 million in commercial paper, which is a short-term equity instrument and is classified as a trading security under the provisions of SFAS No. 157, “Fair Value Measurements,” as of December 31, 2008. Cash equivalents consisted of $1.0 million in money market funds as of December 31, 2007.

The following tables represent the Company’s fair value hierarchy for its Level 2 trading securities, which are carried at amortized cost, as of December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading securities	$997	$3	$—	$1,000

Marketable Securities –

Marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include but are not limited to government obligations, including agencies, government sponsored entities and commercial paper. All marketable securities have original maturities greater than three months, but less than one year, at the date of purchase.

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

Costs Incurred to Develop Software for Internal Use –

We account for costs related to software developed for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). In accordance with SOP 98-1, the Company capitalizes certain internal and external costs, which are comprised of employee salaries and third-party consulting fees incurred during the application development stage of the project, to develop and implement the internal-use software. Such capitalized costs are expensed over the estimated life of the software, typically three years, using the straight-line method. No costs related to internally developed software were capitalized by the Company during the years ended December 31, 2008 and 2007.

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

Goodwill and Intangible Assets –

Goodwill has an indefinite useful life and is not amortized, but is evaluated for impairment annually (the “Annual Impairment Test”) or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at historical cost. Our intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from 4 to 7.5 years and is further described in Notes 4 and 7.

Goodwill is tested for impairment annually at the reporting unit level utilizing the “fair value” methodology. Our annual measurement date is December 2. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in its stock price for a sustained period; and

•	Its market capitalization relative to net book value.

Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing both the Guideline Company Method and the Comparable Transactions Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

Revenue Recognition –

Our Company recognizes revenue from providing IT and management consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as management consulting engagements (business process management, high-level program/project management offerings, and strategy), technical consulting engagements (inclusive of design, architecture, strategic build, EIM/data services and infrastructure services such as assessment and remediation and IT due diligence) and Enterprise Performance Management consulting engagements (Business Intelligence, analytics and reporting, financial consolidation and scorecarding). Revenue from these service offerings is recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Edgewater engages in business activities under one operating segment, specialty IT services, which combines strategic consulting, technical knowledge and industry-domain expertise to develop custom business process and technology solutions. For the years ended December 31, 2008, 2007 and 2006, revenue from management consulting engagements, technical consulting engagements and enterprise performance management consulting engagements represented the following:

Year Ended December 31,	Management Consulting Engagements	Technical Consulting Engagements	Enterprise Performance Management Consulting Engagements
2008	6.4%	36.6%	57.0%
2007	12.5%	57.2%	30.3%
2006	13.9%	61.2%	24.9%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 96.7%, 95.0% and 89.0% of service revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 1.0%, 2.4% and 4.8% of service revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) SAB No. 104, “Revenue Recognition” (“SAB No. 104”), revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed or the revenue is earned. The warranty period is typically short term or for a 30-60 day period after the project is complete.

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the year ended December 31, 2008 or 2007. We did recognize an insignificant loss on a fixed-price contract during the year ended December 31, 2006.

We also perform services on a fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 2.3%, 2.6% and 6.2% of service revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

When a customer enters into a time and materials, fixed-price or a fixed-fee contract, the related revenue is accounted for under SAB No. 104 and Emerging Issues Task Force Abstract (“EITF”) No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”). For all arrangements, we evaluate the deliverables in each contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2008 and 2007, the Company has recorded a deferred liability of approximately $199 thousand and $238 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 1.5%, 3.5% and 2.2% of total revenue for the years ending December 31, 2008, 2007 and 2006, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

We recognize revenue for services where the collection from the client is probable and our fees are fixed or determinable. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

Our revenue and earnings may fluctuate from year-to-year based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include those used for fixed-price contracts, such as deferrals related to our volume purchase agreements, warranty holdbacks, allocations of fair value of elements under multiple element arrangements and the valuation of our allowance for doubtful accounts.

Allowance for Doubtful Accounts –

The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management further analyzes historical collection trends and changes in its customer payment patterns, customer concentration and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any accounts receivable balances that are deemed to be potentially uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available management believes the allowance for doubtful accounts is adequate, however future write-offs could exceed the recorded allowance.

Cost of Services –

Our cost of services are comprised primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Interest Income, Net –

The following table represents the components of interest income, net:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Interest income	$554	$1,652	$1,288
Interest expense	(51)	(53)	(5)

Interest income, net	$503	$1,599	$1,283

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

As of January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN No. 48”). As a result, income tax reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax position is recorded as a component of the income tax provision. FIN No. 48 is further described in Note 8 of the Notes to Consolidated Financial Statements.

Earnings Per Share –

Basic earnings per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. Following is a reconciliation of the shares used in computing basic and diluted earnings per share for the fiscal years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Shares used in computing basic earnings per share	12,861	11,793	10,980
Dilutive effect of stock options and unvested restricted stock awards, determined using the treasury stock method	—	1,565	976

Shares used in computing diluted earnings per share	12,861	13,358	11,956

Stock options for which the exercise price exceeds the average market price have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations of earnings per share in each of the periods presented. Had such shares been included, the presented number of shares for the diluted computation would have increased by approximately 2.9 million, 0.4 million and 0.3 million in the years ended December 31, 2008, 2007 and 2006, respectively. Options to purchase approximately 206 thousand shares of common stock that were outstanding during the year ended December 31, 2008 were not included in the computation of diluted net loss per share due to the reported loss.

Fair Value of Financial Instruments –

Edgewater’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate their fair value due to the relatively short-term nature of the accounts. Management believes that the marketable securities have interest rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying value for these instruments reasonably estimates fair value.

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

	December 31,
	2008	2007
Accounts receivable:
Customer A	10.8%	—%
Customer B	—%	11.4%

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

For the years ended December 31, 2008, no customer represented more that 10% of the Company’s total service revenue. In the years ended December 31, 2007 and 2006, three and two customers, respectively, each contributed more than 10% of the Company’s service revenue. For the years ended December 31, 2008, 2007 and 2006, our five largest customers represented 26.2%, 45.1%, and 46.9% of our service revenue in the aggregate, respectively.

	Year Ended December 31,
	2008	2007	2006
Revenue:
Customer B	—%	11.0%	15.5%
Customer C	—%	13.6%	12.7%
Customer D	—%	11.3%	—%

Comprehensive (Loss) Income –

There are no elements of comprehensive (loss) income other than net income.

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

In November 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition (“short-cut”) method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC Pool of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123R. See Note 10 for additional information relating to the Company’s stock plans and the recognition of share-based compensation expense under SFAS No. 123R.

Segment Information –

The Company engages in business activities under one operating segment, which combines management consulting, technical knowledge, and industry domain expertise to develop custom technology and business process solutions.

Recent Accounting Pronouncements –

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of SFAS No. 141R on January 1, 2009. The adoption of SFAS No. 141R will have an impact on our consolidated financial statements in connection with any business combination activity contemplated by the Company after our January 1, 2009 adoption date.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of SFAS No. 160 on January 1, 2009. The Company does not believe that adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe that adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not believe that adoption of FSP No. 142-3 will have a material impact on our consolidated financial statements.

3.	MARKETABLE SECURITIES:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	MARKETABLE SECURITIES (Continued):

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

The following tables represent the Company’s fair value hierarchy for its marketable securities as of December 31, 2008 and December 31, 2007. Each of the below listed marketable securities is classified as a Level 2 securities within the fair value hierarchy.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,736	$14	$—	$3,750
Government obligations	7,212	43	$—	7,255

Total marketable securities	$10,948	$57	$—	$11,005

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$11,157	$31	$—	$11,188
Corporate bonds	3,989	4	(1)	3,992

Total marketable securities	$15,146	$35	$(1)	$15,180

Amortization expense related to the net discounts and (premiums) on our held-to-maturity securities was $0.1 million, $(0.06) million and $(0.3) million for the years ended December 31, 2008, 2007 and 2006, respectively.

4.	BUSINESS COMBINATIONS:

Acquisition of Vertical Pitch, LLC: On December 10, 2007, the Company acquired substantially all of the assets and liabilities of Vertical Pitch, LLC (“Vertical Pitch”), pursuant to the terms of an Asset Purchase Agreement (the “Vertical Pitch Acquisition”). Vertical Pitch is a provider of Enterprise Performance Management (“EPM”)/Business Intelligence (“BI”) solutions and is located in Denver, Colorado. The acquisition expanded Edgewater’s EPM/BI service offerings and continued the expansion of Edgewater’s geographical footprint providing a Denver-based presence. The Company paid Vertical Pitch total consideration of approximately $20.6 million, consisting of an initial upfront payment at closing of approximately $14.6 million in cash and 876,038 shares, valued at approximately $6.0 million, of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a lock-up agreement which expires over a three-year period. The Company incurred $0.9 million of direct acquisition costs. Approximately 29% of the total consideration paid to Vertical Pitch was allocated, under contractual arrangement, to certain employees of Vertical Pitch.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	BUSINESS COMBINATIONS (Continued):

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net fair value of assets and liabilities acquired	$2,271
Acquired intangible assets	3,950	5 Years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	15,459

Total purchase price	$21,680

There is no future contingent earnout consideration payable to Vertical Pitch in connection with the Vertical Pitch Acquisition.

The Vertical Pitch Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of December 10, 2007, are included in the Company’s accompanying consolidated statement of operations.

Acquisition of Lynx Business Intelligence Consulting, Inc.: On September 24, 2007, the Company acquired certain assets and liabilities of Lynx Business Intelligence Consulting, Inc. (“Lynx”), pursuant to the terms of an Asset Purchase Agreement (the “Lynx Acquisition”). Lynx is a provider of professional consulting services in the EPM/BI industry and is located in Buena Park, California. The acquisition expanded Edgewater’s EPM/BI service offerings and expanded the Company’s geographical footprint to the west coast. The Company paid Lynx total consideration of approximately $5.0 million, consisting of an initial upfront payment at closing of approximately $3.0 million in cash and 233,599 shares, valued at approximately $2.0 million, of Edgewater’s common stock, $0.01 par value per share (“Common Stock”), which is subject to a three-year lock-up agreement. The Company incurred $309 thousand of direct acquisition costs.

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net fair value of assets and liabilities acquired	$360
Acquired intangible assets	1,070	4 to 5 Years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	3,819

Total purchase price	$5,249

In addition, an agreement was entered into in connection with the Lynx Acquisition, and it specifies additional earnout consideration that could be payable to Lynx. Earnout payments are conditioned upon the attainment of certain performance measurements for the Lynx business over a 12- to 24-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional earnout consideration of approximately $0.5 million would be payable, in cash, to Lynx. Any additional future contingent earnout consideration paid by the Company will increase the recorded goodwill amount. On September 24, 2008, Lynx completed the first of two twelve-month earnout periods, during which the required minimum performance measurements were achieved. Accordingly, during the third quarter of 2008, the Company accrued $150 thousand in contingent earnout consideration payable to Lynx directly related to the completion of the first earnout period. The contingent earnout consideration, which was paid in cash during the fourth quarter of 2008, was recorded as an increase in goodwill in the Company’s consolidated balance sheet during the third quarter of 2008.

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

Acquisition of Alecian Corporation: On July 2, 2007, the Company acquired certain assets and liabilities of Alecian Corporation

(“Alecian”), pursuant to the terms of a definitive Asset Purchase Agreement (the “Alecian Acquisition”). Alecian, which is located in Westport, Connecticut, provides its customers with EPM-related technology solutions that assist with strategic and operational management decisions. The Company paid Alecian total cash consideration of $0.5 million at closing. The Company incurred $0.3 million of direct acquisition costs.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATIONS (Continued):

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net fair value of assets and liabilities acquired	$24
Acquired intangible assets	270	4 to 5 Years
Goodwill (deductible for tax purposes under Section 197 of the IRS Code)	499

Total purchase price	$793

In addition, an earnout agreement was entered into in connection with the Alecian Acquisition, and it specifies additional earnout consideration that could be payable to Alecian. Earnout payments are conditioned upon the attainment of certain performance measurements for the Alecian business over a 12-month period from the date of the acquisition. Assuming all performance measurements are met within the predetermined performance ranges, additional contingent earnout consideration of approximately $1.0 million would be payable to Alecian. On June 30, 2008, Alecian completed its first and only twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, during the second quarter of 2008, accrued $1.0 million in contingent earnout consideration payable to Alecian directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s consolidated balance sheet during the second quarter of 2008. The contingent earnout consideration earned by Alecian was paid, in cash, by the Company during the third quarter of 2008.

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

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net fair value of assets and liabilities acquired	$336
Acquired intangible assets	3,500	4 Years
Goodwill (not deductible for tax purposes)	7,109

Total purchase price	$10,945

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

In addition, an earnout agreement was entered into in connection with the NDS Acquisition, and it specifies additional earnout consideration that could be payable to the former NDS stockholders. Earnout payments are conditioned upon the attainment of certain performance measurements for the NDS business over a 12 to 24 month period from the date of the acquisition. On February 15, 2007, the former NDS stockholders completed the first of two twelve-month earnout periods, during which the required minimum performance measurements were achieved. During the first quarter of 2007, the Company accrued $886 thousand payable to the former NDS stockholders directly related to the completion of the first earnout period. In April 2007, $709 thousand of the contingent earnout consideration was paid in cash and $177 thousand was settled through the issuance of 21,751 shares of Common Stock. The contingent earnout consideration paid to the former NDS stockholders was recorded as an increase in goodwill in the Company’s consolidated balance sheet during the first quarter of 2007.

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

5.	ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $3.8 million and $4.9 million at December 31, 2008 and 2007, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any possible losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Balance at beginning of year	$375	$318	$403
Provisions for bad debts	150	126	210
Charge-offs, net of recoveries	(88)	(69)	(295)

Balance at end of year	$437	$375	$318

6.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2008	2007
	(In Thousands)
Furniture, fixtures and equipment	$1,507	$1,787
Computer equipment and software	1,681	1,674
Leasehold improvements	3,854	3,951

	7,042	7,412
Less accumulated depreciation and amortization	(3,029)	(2,663)

Total	$4,013	$4,749

Depreciation expense related to property and equipment for the years ended December 31, 2008, 2007 and 2006 totaled approximately $1.0 million, $1.0 million and $0.6 million, respectively.

The above table of property and equipment includes assets under capital leases as listed below.

	December 31,
	2008	2007
	(In Thousands)
Furniture, fixtures and equipment	$999	$999
Computer equipment and software	—	—
Leasehold improvements	—	—

	999	999
Less accumulated depreciation and amortization	(324)	(159)

Total	$675	$840

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2008	2007
	(In Thousands)
Goodwill:
Balance at beginning of year	$46,033	$25,366
Acquisitions consummated during 2007	49	19,781
Contingent earnout consideration related to 2007 acquisitions	1,150	—
Contingent earnout consideration related to 2006 acquisition	—	886
Impairment charges	(47,232)	—

Balance at end of year	$—	$46,033

The net decrease in goodwill during the year ended December 31, 2008 was related to the following:

•

In June 2008, Alecian completed its first and only twelve-month earnout period, during which the required performance measurements were exceeded. Accordingly, the Company, during the second quarter of 2008, accrued $1.0 million in contingent earnout consideration payable to Alecian directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill in the Company’s consolidated balance sheet during the second quarter of 2008. The contingent earnout consideration earned by Alecian was paid, in cash, by the Company during the third quarter of 2008.

•

At the end of the second quarter of 2008, as a result of the economic environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event that would require an interim impairment evaluation of the carrying value of its goodwill and intangible assets.

•

Upon determining that a triggering event had occurred, the Company performed the First Step of the goodwill impairment process and determined that the book value of the reporting unit exceeded the fair value of the reporting unit. Therefore, the Second Step of the goodwill impairment test was performed. The Second Step measured the amount of impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. For the definite-lived intangible asset impairment review, the Company compared the carrying value of the intangible asset against the estimated undiscounted cash flows to be generated over the remaining life of the intangible asset. Based upon the results, the Company recognized impairment charges of $23.5 million and $1.2 million during the second quarter of 2008 related to goodwill and other intangible assets, respectively.

•

In September 2008, Lynx completed the first of two twelve-month earnout periods, during which the required minimum performance measurements were achieved. Accordingly, during the third quarter of 2008, the Company accrued $150 thousand in contingent earnout consideration payable to Lynx directly related to the completion of the first earnout period. The contingent earnout consideration, which was paid in cash during the fourth quarter of 2008, was recorded as an increase in goodwill in the Company’s consolidated balance sheet during the third quarter of 2008.

•

On December 2, in connection with the Annual Impairment Test, the Company performed its annual review for impairment. Based upon the valuation approaches described in Note 2 – “Summary of Significant Accounting Policies -Goodwill and Intangible Assets,” the Company determined that the carrying value of the reporting unit exceeded the fair value of the reporting unit, requiring the performance of the Second Step of the impairment review process. Based upon the results of the Second Step impairment review procedures, the Company identified that the remaining carrying value of the recorded goodwill was fully impaired. Accordingly, the Company recognized additional impairment charges of $23.6 million and $0.2 million during the fourth quarter of 2008 related to goodwill and other intangible assets, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

As of December 31, 2008, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company from 2003 to 2007. These transactions include the Vertical Pitch, Lynx, Alecian, NDS, Ranzal and Intelix acquisitions. The Vertical Pitch, Lynx, Alecian and NDS transactions were completed in 2007 and 2006 and are discussed in greater detail in the Company’s previously filed reports with the SEC. The Ranzal and Intelix acquisitions were completed in 2004 and 2003, respectively, and are discussed in greater detail in the Company’s previously filed reports with the SEC.

Other net intangibles amounted to $3.6 million and $7.7 million as of December 31, 2008 and 2007, respectively. Following is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2008
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Non-compete agreements	$2,910	$—	$2,313	$597
Customer relationships	9,540	1,362	5,183	2,995
Trade name and trademark	100	—	100	—

	$12,550	$1,362	$7,596	$3,592

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Non-compete agreements	$2,910	$2,077	$833
Customer relationships	9,540	2,691	6,849
Trade name and trademark	100	100	—

	$12,550	$4,868	$7,682

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 7.5 years
Trade name and trademark	2 years

As more fully described above in connection with the current year decreases in the carrying value of the Company’s goodwill assets, in both June 2008 and December 2008, the Company performed a review of impairment related to its goodwill and other intangible assets. The Company performed its review of impairment specific to the carrying value of its other intangible assets in accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company compared the carrying value of the intangible assets against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. Based upon the results of the impairment review procedures, the Company recognized impairment charges specific to the carrying value of intangible assets of $1.2 million and $0.2 million in June 2008 and December 2008, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

We amortize intangible assets assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. The weighted average amortization period for all intangible assets subject to amortization was 3.4 years and 3.8 years as of December 31, 2008 and 2007, respectively. Trade name and trademark intangible assets subject to amortization were fully amortized as of December 31, 2006. Amortization expense related to all intangible assets was $2.7 million, $1.4 million and $1.2 million in 2008, 2007 and 2006, respectively.

Estimated annual amortization expense for the next four years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization Expense
(In Thousands)
2009	$1,790
2010	$878
2011	$553
2012	$371

8.	INCOME TAXES:

We are subject to U.S. federal tax as well as income tax in multiple state, local and foreign jurisdictions. The Company’s 2003 through 2007 tax years are open and may be subject to examination by these taxing authorities. To our best knowledge we are no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2002. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters. However, we believe that the resolution of any future income tax examination will not have a material effect on our financial position or results of operations.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax provision (benefit).

Significant components of the Company’s income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Current tax (benefit) expense:
Federal	$(14)	$138	$98
State	605	472	465
Foreign	220	—	—

	811	610	563
Deferred tax (benefit) expense:
Federal	(6,212)	(1,891)	(117)
State	(3,548)	81	409
Change in valuation allowance	9,622	(1,896)	1,250

	(138)	(3,706)	1,542
Unrecognized tax benefit	39	200	—

Income tax provision (benefit)	$712	$(2,896)	$2,105

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$20,596	$26,700
Acquired intangible assets	11,211	—
Non-deductible reserves and accruals	691	642
Share-based compensation	943	567
Depreciation	91	—

Total deferred income tax assets	33,532	27,909
Deferred income tax liabilities:
Acquired intangible assets	—	(723)
Depreciation and amortization	—	(154)
Other	(118)	(198)

Total deferred income tax liabilities	(118)	(1,075)

Valuation allowance	(11,021)	(4,579)

Deferred income tax, net	$22,393	$22,255

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2008		December 31, 2007
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$1,525	$32,089	$2,675	$25,729
Liabilities	(83)	(117)	(435)	(1,135)
Valuation allowance	(500)	(10,521)	—	(4,579)

Net deferred tax asset	$942	$21,451	$2,240	$20,015

Significant deferred tax attributes and current year activity within the Company’s deferred tax accounts included the following:

Net Operating Loss Carryforwards and Credits: As of December 31, 2008, we have tax affected net operating loss carryforwards for federal income tax purposes of approximately $17.6 million and alternative minimum, worker’s opportunity and foreign tax credits of approximately $2.6 million, which expire at various intervals through 2024. However, $17.0 million of the Company’s federal net operating loss carryforwards and $1.0 million of workers opportunity tax credits are set to expire in 2020. In addition, the Company has various tax affected net operating loss carryforwards for state income tax purposes of approximately $0.4 million, which expire at various intervals through 2024. The Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization.

During 2008, the Company increased its available federal net operating loss carryforwards by $1.6 million, prior to current year utilization, in connection with the conversion of $4.8 million in 1999 foreign tax credits (the “1999 FTC”) prior to their expiration. As of December 31, 2007, the Company, in its presentation of net deferred tax assets, offset the gross value of the 1999 FTC with a valuation allowance of $3.2 million. In conjunction with the Company’s filing of its 1999 federal tax form 1120X in 2008, the Company relieved $3.2 million of the gross carrying value of the 1999 FTC and the related valuation allowance. The residual $1.6 million was reclassified as an increase in the Company’s available federal net operating loss carryforwards. In connection with the conversion of the 1999 foreign tax credit, the Company, during 2008, recognized an income tax refund receivable in the amount of $96 thousand, which is included in our current year federal income tax expense.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

Depreciation and Amortization: During 2008, as more fully described in Note 2 – under Provision for Taxes, Note 2 – under Goodwill and Intangible Assets and Note 7 – Goodwill and Intangible Assets, the Company recorded impairment charges totaling $48.6 million related to the carrying value of our goodwill and intangible assets (the “2008 Impairment Charges”). The 2008 Impairment Charges were recorded in connection with both a June 2008 interim review for impairment and the Company’s Annual Impairment Review on December 2. The Company, in accordance with Section 197 of the IRS Code (“Section 197”), did not have a tax basis in all of the goodwill or intangible assets against which the impairment charges were recorded. Approximately $20.4 million of the 2008 Impairment Charges were treated as “permanent differences” in our current year determination of taxable income. The remaining $28.2 million, or $11.9 million on a tax-effected basis, of the 2008 Impairment Charges was recorded as an increase to the carrying value of the Company’s amortization-related deferred tax assets and a deferred tax benefit during the current year.

Valuation Allowance: Historically, due to the uncertainty surrounding the realization and timing of certain deferred tax assets, the Company has recorded a valuation allowance reducing the gross carrying value of our deferred tax assets so as to present the future economic benefit management believes is more likely than not to be realized. As of December 31, 2008 and 2007, the Company maintained a valuation allowance of $11.0 million and $4.6 million, respectively.

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Balance, beginning of year	$4,579	$6,474	$5,224
Additions	9,890	1,324	1,901
Allowance reversals	(269)	(3,219)	(651)
Write-offs	(3,179)	—	—

Balance, end of year	$11,021	$4,579	$6,474

During 2008, the Company recorded adjustments to its valuation allowance including a $9.9 million increase in the valuation allowance in connection with management’s estimate of the future realizability of federal net operating loss carryforwards and certain tax credits and a write-off of $3.2 million related to the 1999 FTC.

The 2008 Impairment Charges generated an increase of $11.9 million in the gross carrying value of the Company’s deferred tax assets. The increase was directly related to the recognition of the future deductible temporary timing differences associated with the impairment of the tax deductible goodwill and intangible assets. Additionally, the 2008 Impairment Charges also served to place the Company into a historical three-year cumulative loss position. As is our practice, the Company assessed the recoverability of our deferred tax assets on a more likely than not basis. The review primarily centered upon the carrying value and future recoverability of the Company’s federal net operating loss carryforwards and credits, a majority of which expire on December 31, 2020, and a consideration of certain other alternative minimum and foreign tax credits.

The Company’s forecasts and projections were a key assumption utilized in our review. While the Company’s current forward looking forecasts and projections support a continued profitability trend, we are projecting a reduction in near-term earnings which reflect the current economic climate impacting IT consulting companies. Based upon our review, we determined that it was not more than likely that the Company will be able to fully realize future economic benefit from its federal net operating loss carryforwards and other tax-related credits. Accordingly, the Company recorded an increase to its deferred tax valuation allowance of $9.9 million during the fourth quarter of 2008, reducing the net carrying value of the Company’s deferred tax assets to their estimated more likely than not realizable amount.

During 2007, in light of operating results and the additive effect of the 2007 Acquisitions, the Company completed certain analyses related to the historical valuation allowance that had been provided against certain deferred tax assets. As a result of this review, the Company reversed approximately $3.2 million in valuation allowance. The allowance reversal was primarily based upon the Company’s judgment as of and during the year ended December 31, 2007, which considered current and anticipated future profitability, that it was more likely than not that the Company would be able to fully realize future economic benefit from its federal and certain state net operating loss carryforwards against which the Company had provided a valuation allowance. Additionally, during 2007, the Company increased its valuation allowance by $1.3 million in connection with its anticipated conversion of the 1999 FTC, which was set to expire at the end of 2009, into additional federal net operating loss carryforwards. The 2007 increase in the valuation allowance adjusted the $4.8 million gross carrying value of the 1999 FTC to a net deferred tax amount of $1.6 million, or its expected conversion amount as of December 31, 2007.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

The differences in income taxes determined by applying the statutory federal tax rate of 34% to (loss) income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations result from the following:

	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$(15,744)	34.0%	$2,011	34.0%	$1,804	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	(2,092)	4.5	318	5.4	249	4.7
Foreign income taxes	220	(0.5)
Non-deductible intangible assets and goodwill amortization charges	8,753	(18.9)	19	0.3	19	0.4
Additions (reversals) of valuation allowance against certain deferred tax assets	9,622	(20.8)	(1,896)	(32.1)	—	—
Benefit related to recognition of foreign tax credits and other deferred tax asset attributes	—	—	(3,606)	(61.0)	—	—
Unrecognized tax benefits	39	(0.1)	200	3.4	—	—
Other, net	(86)	0.3	58	1.0	33	0.6

	$712	(1.5)%	$(2,896)	(49.0)%	$2,105	39.7%

The Company adopted the provisions of FIN No. 48 effective January 1, 2007. We established no liabilities for unrecognized income tax benefits, penalties and interest at the time of our adoption. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
	(In Thousands)
Gross unrecognized tax benefits at beginning of year	$200	$—
Increases in tax positions in the current year	12	150
Settlements	—	—
Accrued penalties and interest	27	50

Gross unrecognized tax benefits at end of year	$239	$200

As of December 31, 2008, the $0.2 million tax benefit, if recognized, would decrease our 2008 annual effective tax rate from (1.5)% to a tax rate of (1.0%). We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

9.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the plan were approximately $0.4 million in each of the years ended December 31, 2008, 2007 and 2006.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS:

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

Share-Based Compensation Plans

The Company has three share-based compensation plans which are described below; the Amended and Restated 1996 Stock Option Plan (“1996 Plan”), the Amended and Restated 2000 Stock Option Plan (“2000 Plan”), the 2003 Equity Incentive Plan (“2003 Plan”), and the 2008 Omnibus Incentive Plan (“2008 Plan”), collectively the “Equity Plans.” Specifics related to each plan are as follows:

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

2008 Plan: The 2008 Plan provides for a broad range of awards, including non-qualified stock options and awards of restricted shares of our Company’s common stock. The 2008 Plan authorizes the issuance of 1.5 million shares of our Company’s common stock plus certain authorized awards or shares under other Company share-based compensation plans to the extent the awards or shares are not utilized or forfeited. The 2008 Plan became effective on June 11, 2008.

As of December 31, 2008, there were 72,532, 26,410 and 1,463,362 shares available for future grant under the 2000 Plan, 2003 Plan and 2008 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

Option Plans (Excluding Restricted Share Awards)

The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

The Equity Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Stock Market System as of the date of grant. Prior to 2007, options granted to officers and employees generally vested in three, four or five year periods, dependent upon the plan or award, and expired on the tenth anniversary of the grant date. Beginning in 2007, certain option awards were made with a shorter expiration date (seven years from the date of grant) and a longer vesting period (up to six years). Annual options granted to non-employee members of the Company’s Board of Directors generally vest in equal quarterly increments and expire on the fifth anniversary of the grant date, and option grants issued upon their initial election to the Company’s Board of Directors vest in equal one-third increments as of the date of grant and the first and second anniversary of the date of grant.

During the year ended December 31, 2008, the Company granted 253,466 stock options (excluding issuances of restricted share awards issued under either the 2003 Plan or the 2008 Plan), principally as part of the annual employee performance review process and in connection with the Company’s Board of Director compensation program. The fair value of each option award is estimated on the date of grant using the Black-Sholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

The fair value of each option award granted during 2008, 2007 and 2006, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2008	2007	2006
Expected volatility	45.1%	41.9%	46.0%
Expected dividend yield	—%	—%	—%
Expected life (in years)	3.57	5.3	4.1
Risk-free interest rate	2.5%	4.7%	4.7%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2008, 2007 and 2006 was $1.40, $4.00 and $2.71 per share, respectively. The total fair value of share awards vested during the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $0.7 million and $0.8 million, respectively.

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2008	3,822,784	$6.09
Granted	253,466	3.88
Exercised	(117,816)	4.46
Forfeited or expired	(240,566)	7.52

Outstanding at December 31, 2008	3,717,868	$5.90	3.37	$—

Vested and expected to vest at December 31, 2008	3,551,517	$5.86	3.31	$—

Exercisable at December 31, 2008	3,091,074	$5.72	2.83	$—

The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was approximately $0.1 million, $1.9 million and $0.7 million, respectively.

2003 Equity Incentive Plan and 2008 Omnibus Incentive Plan – Restricted Share Awards

The 2003 Plan and the 2008 Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors (the “Restricted Share Plans”). Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2008, 152,020 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, the Company issued 37,800 and 136,400 restricted share awards, respectively to employees at a purchase price of $0.01 per share. Additionally, the Company recognized share-based compensation expense of $448 thousand, $471 thousand and $388 thousand during the years ended December 31, 2008, 2007 and 2006, respectively related to restricted share awards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2008	252,170	$6.11
Granted	—	—
Vested	(91,990)	5.76
Forfeited or expired	(8,160)	6.65

Non-vested at December 31, 2008	152,020	$6.27

Expected to vest at December 31, 2008	152,020	$6.27

The total fair value of stock awards vested during the years ended December 31, 2008, 2007 and 2006 was $529 thousand, $426 thousand and $254 thousand, respectively.

Employee Stock Purchase Plan

In June 2008, in connection with the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved, and the Company adopted, the Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”). The 2008 ESPP Plan became effective on October 1, 2008. The 2008 ESPP Plan allows a maximum of 500,000 shares of the Company’s common stock, plus any shares of common stock that were reserved for issuance, but were not issued, under the 1999 ESPP Plan.

Prior to the effective date of the 2008 ESPP Plan, the Company offered eligible employees the option to purchase the Company’s common stock under the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (“1999 ESPP Plan”). The 1999 ESPP Plan allowed a maximum of 700,000 shares to be purchased by employees and as of December 31, 2008, no shares were available for future issuance. The 2008 ESPP Plan and the 1999 ESPP Plan are collectively referred to in this document as the “ESPP Plans.”

The ESPP Plans offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employee’s annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code.

During the year ended December 31, 2008, 2007 and 2006, the Company issued 143,949, 84,741 and 75,109 shares, respectively, to employees under the ESPP Plans.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility.

	Year Ending December 31,
	2008	2007	2006
Expected volatility	39.4%	34.9%	46.0%
Expected dividend yield	—%	—%	—%
Expected life (in years)	0.25	0.25	1.67
Risk-free interest rate	1.8%	4.7%	4.7%

The weighted-average fair value of the shares issued under the ESPP Plans in 2008, 2007 and 2006, based upon the assumptions in the preceding table, was $1.30, $1.73 and $2.26, respectively.

Compensation Expense

Share-based compensation expense under all of the Company’s share-based plans was $1.6 million, $1.5 million and $1.2 million in the years ended December 31, 2008, 2007 and 2006, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $1.0 million, $2.9 million and $2.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized related tax benefits of $375 thousand, $328 thousand and $239 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.6 million and is expected to be recognized over a period of 4.3 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP issuances. Shares may also be issued from unissued share reserves.

11.	CAPITAL STOCK:

Common and Preferred Stock -

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2008 and 2007, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2008 and 2007.

Stockholder Rights Plan -

The Company has a stockholder rights plan, commonly referred to as a “poison pill,” that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under this plan, our Board of Directors can issue preferred stock in one or more series without stockholder action. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us. No preferred stock has been issued as of December 31, 2008.

Stock Repurchase Program -

In December 2007, our Board of Directors authorized a stock repurchase program for up to $5.0 million of the Company’s common stock on the open market, or through privately negotiated transactions, from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board of Directors authorized both an increase to and extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million. Additionally, the Board extended the period during which purchases can be made from December 31, 2008 to September 24, 2009.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company has repurchased a total of 1,344,133 shares of common stock since the inception of the Stock Repurchase Program at an aggregate purchase price of $5.1 million.

12.	RELATED PARTY TRANSACTIONS:

Loeb Enterprises. Loeb Enterprises is considered a related party as its founder and President is Michael Loeb, a member of our Board of Directors. Service revenue from Loeb Enterprises amounted to $170 thousand, $147 thousand and $50 thousand for 2008, 2007 and 2006, respectively. Accounts receivable balances from Loeb Enterprises were $26 thousand and $32 thousand as of December 31, 2008 and 2007, respectively, which amounts were on customary business terms. The Company provides Loeb Enterprises with hosting and support services. These services are provided on both a fixed-fee and time and materials basis. Our contracts with Loeb Enterprises, including all terms and conditions, have been negotiated on an arm’s length basis and on market terms similar to those we have with our other customers.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	RELATED PARTY TRANSACTIONS (Continued):

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

Rent payments, including the Termination Payment, related to these facilities totaled approximately $0.6 million (including the Termination Payment noted above) and $0.2 million for the years ended December 31, 2007 and 2006, respectively. No rent payments were made in 2008 as a result of the Termination Agreement.

13.	COMMITMENTS AND CONTINGENCIES:

Commitments. We have lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in Note 6. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of December 31, 2008 and 2007, our outstanding obligations under the Capital Lease Arrangements totaled $635 thousand, $837 thousand, respectively. During the year ended December 31, 2008, 2007 and 2006, the Company made payments of principal and interest totaling $251 thousand, $185 thousand and $20 thousand, respectively, under the Capital Lease Arrangements.

We lease office space and certain equipment under capital and operating leases that expire at various times through 2016. Annual future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008, were as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In Thousands)
2009	$251	$1,591
2010	243	1,599
2011	158	1,495
2012	53	1,276
2013	—	1,296
Thereafter	—	4,289

	705	$11,546

Less amounts representing interest	70

	$635

Rent payments under operating leases was $1.9 million for the year ended December 31, 2008. Rent payments under operating leases, including amounts paid to related parties included in discontinued operations, was approximately $2.3 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.

Contingencies. We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable. However, there can be no assurance that such coverages will continue to be available on reasonable terms or will be available in sufficient amounts to cover possible claims that may arise in the future, or that our insurers will not disclaim coverage as to any future claim. The successful assertion of one or more claims against the Company that exceed available insurance coverages or changes in the Company’s insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company had approximately $239 thousand and $200 thousand of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of December 31, 2008 and 2007, respectively.

ITEM 8B.

Unaudited Supplementary Quarterly Financial Information

(In Thousands, Except Per Share Data)

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2008 and 2007. The quarterly operating results are not necessarily indicative of future results of operations.

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$19,461	$19,613	$18,345	$16,324	$73,743
Gross profit	7,406	7,645	7,467	6,270	28,788
Net income (loss) (1)	203	(20,090)	788	(27,919)	(47,018)
Basic income (loss) per share	$0.02	$(1.52)	$0.06	$(2.30)	$(3.66)
Diluted income (loss) per share	$0.02	$(1.52)	$0.06	$(2.30)	$(3.66)

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$16,273	$18,577	$16,352	$17,288	$68,490
Gross profit	6,781	7,553	6,936	6,828	28,098
Net income	837	1,046	1,097	5,830	8,810
Basic income per share	$0.07	$0.08	$0.08	$0.47	$0.75
Diluted income per share	$0.07	$0.08	$0.08	$0.44	$0.66

(1)	During both the second and fourth quarter of 2008, the Company recorded $24.7 million and $23.8 million of impairment charges, respectively, related to the carrying value of its goodwill and certain other intangible assets. See Note 10 of the notes to consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited the internal control over financial reporting of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2009

(c)	Changes in Controls and Procedures

There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of our most recent evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2009. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K, involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors – Nominees for Election” and “Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 10, 2009.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership—Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 10, 2009.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance—Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 10, 2009.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 for Regulation S-K is incorporated by reference to the material under caption “Corporate Governance – Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 10, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance—Compensation of Outside Directors” and “Compensation of Named Executive Officers – Summary Compensation Table” in our proxy statement for our Annual Meeting of Stockholders to be held on June 10, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Corporate Governance—Compensation of Outside Directors,” “Compensation of Named Executive Officers – Summary Compensation Table,” “Equity Compensation Plans – Equity Compensation Plan Information” and “Stock Ownership – Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 10, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance – Board and Board Committee Matters” and “Certain Transactions” in our proxy statement for our Annual Meeting of Stockholders to be held on June 10, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Regulation 14A is incorporated herein by reference to the material under the captions “Corporate Governance—Board and Board Committee Matters – Audit Committee” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 10, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)	2.	Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

(a)	3.	See “Exhibit Index” on the following pages.

(a) 3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Earnout Agreement dated as of February 15, 2006 by and among Edgewater Technology, Inc. and certain stockholders of National Decision Systems, Inc. (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on February 15, 2006).

2.2	Asset Purchase Agreement dated as of December 10, 2007, by and among Edgewater Technology-Ranzal, Inc., Vertical Pitch, LLC and Daniel Gudal (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 12, 2007).

3.1	Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.2	Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.3	Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Incorporated by reference from Exhibit 3.3 to the Company’s Form 10-K filed with the SEC on March 16, 1999).

3.4	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.5	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 28, 2007).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

10.2	The Company’s 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-29689)), which has been terminated by approval and adoption of the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan referenced in Exhibit 10.52.

10.3	The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998). (1)

10.4	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002). (1)

10.5	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002. (Incorporated by reference from Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002) which has been amended and in its current state is reflected in Exhibit 10.51.(1)

10.6	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-50912, filed with the SEC on May 30, 2002).(1)

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description
10.7	Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313, filed with the SEC on May 30, 2002). (1)

10.8	Lease Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2000 and effective as of July 1, 2000 for Edgewater Technology, Inc.’s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).

10.9	Sublease Agreement dated as of July 1, 2002 by and between the Company and Tyson Foods, Inc. for the sublease of the property at 302 E. Millsap Rd., in Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003).

10.10	Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.11	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.12	Employment Agreement by and among the Company, Edgewater Delaware and David Clancey dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of April 14, 2000 by and between Edgewater Delaware and David Clancey. (Incorporated by reference from Exhibit 10.58 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.13	Employment Agreement by and among the Company, Edgewater Delaware and David Gallo dated as of June 12, 2003, which supersedes and terminates that certain employment agreement dated as of July 31, 2000 by and between Edgewater Delaware and David Gallo. (Incorporated by reference from Exhibit 10.59 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.14	Employment Agreement by and among the Company, Edgewater Delaware and Kevin Rhodes dated as of May 22, 2003, which supersedes and terminates that certain employment agreement dated as of July 19, 2002 by and between the Company and Kevin Rhodes. (Incorporated by reference from Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.15	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.16	Lease Termination Agreement by and between the Company and Brewer Investments II, LLC dated June 28, 2007 for Edgewater Technology, Inc.’s former corporate headquarters at 302 E. Millsap Rd., Fayetteville, Arkansas. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 3, 2007).

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description
10.17	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.18	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey. (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.19	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Gallo dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Gallo. (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.20	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Kevin Rhodes dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Kevin Rhodes. (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.21	First Amendment to Employment Agreement dated June 12, 2007, by and between Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Gallo. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on April 4, 2008). (1)

10.22	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 of Form S-8, 333-153740 filed with the SEC on September 30, 2008. (1)

10.23	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Form S-8, 333-153741 filed with the SEC on September 30, 2008. (1)

21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2008.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See Signature Page).*

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).
*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 10, 2009.

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

Name	Title	Date

/s/ SHIRLEY SINGLETON Shirley Singleton	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2009

/s/ KEVIN R. RHODES Kevin R. Rhodes	Chief Financial Officer & Treasurer (Principal Financial Officer)	March 10, 2009

/s/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2009

/s/ WAYNE WILSON	Director	March 10, 2009
Wayne Wilson

/s/ CLETE T. BREWER	Director	March 10, 2009
Clete T. Brewer

/s/ PAUL E. FLYNN	Director	March 10, 2009
Paul E. Flynn

/s/ PAUL GUZZI	Director	March 10, 2009
Paul Guzzi

/s/ NANCY L. LEAMING	Director	March 10, 2009
Nancy Leaming

/s/ MICHAEL R. LOEB	Director	March 10, 2009
Michael R. Loeb

/s/ BARRY B. WHITE	Director	March 10, 2009
Barry B. White