Form 10-Q
period 2009-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2009-05-08
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 27, 2009 was 12,230,757.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,542	$13,618
Marketable securities	12,515	10,948
Accounts receivable, net of allowance of $454 and $437, respectively	11,940	11,683
Current portion of deferred income taxes, net	942	942
Prepaid expenses and other current assets	1,570	782

Total current assets	36,509	37,973

Property and equipment, net	3,793	4,013
Intangible assets, net	3,125	3,592
Deferred income taxes, net	21,776	21,451
Other assets	97	41

Total assets	$65,300	$67,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,670	$3,692
Accrued payroll and related liabilities	2,466	3,893
Deferred revenue and other liabilities	713	892
Capital lease obligations, current	218	215

Total current liabilities	7,067	8,692
Capital lease obligations	364	420

Total liabilities	7,431	9,112

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2009 and December 31, 2008, 12,180 and 12,162 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	297	297
Paid-in capital	213,388	213,354

Treasury stock, at cost, 17,556 and 17,574 shares at March 31, 2009 and December 31, 2008, respectively	(126,051)	(126,382)
Retained deficit	(29,765)	(29,311)

Total stockholders’ equity	57,869	57,958

Total liabilities and stockholders’ equity	$65,300	$67,070

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2009	2008
Revenue:
Service revenue	$13,555	$17,961
Software revenue	369	455
Reimbursable expenses	956	1,045

Total revenue	14,880	19,460

Cost of revenue:
Project and personnel costs **	9,025	10,651
Software costs	251	359
Reimbursable expenses	956	1,045

Total cost of revenue	10,232	12,055

Gross profit	4,648	7,406

Operating expenses:
Selling, general and administrative **	4,742	6,193
Depreciation and amortization	708	1,045

Total operating expenses	5,450	7,238

Operating (loss) income	(802)	168

Interest income, net	68	210

(Loss) income before income taxes	(734)	378
Tax (benefit) provision	(280)	175

Net (loss) income	$(454)	$203

(Loss) earnings per share:
Basic net (loss) income per share of common stock	$(0.04)	$0.02

Diluted net (loss) income per share of common stock	$(0.04)	$0.02

Shares used in computing basic net (loss) income per share of common stock	12,054	13,080

Shares used in computing diluted net (loss) income per share of common stock	12,054	13,533

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$54	$109
Selling, general and administrative	291	364

Total stock-based compensation	$345	$474

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(454)	$203
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	708	1,045
Provision for doubtful accounts	38	38
Deferred income taxes	(325)	—
Excess tax benefits from stock options	—	(3)
Stock-based compensation expense	345	474
Amortization of marketable securities discounts (premiums), net	48	120
Changes in operating accounts:
Accounts receivable	(295)	(781)
Prepaid expenses and other current assets	(788)	(123)
Other assets	(56)	—
Accounts payable and accrued liabilities	(22)	(561)
Accrued payroll and related liabilities	(1,427)	(4,025)
Deferred revenue and other liabilities	(179)	(119)

Net cash used in operating activities	(2,407)	(3,732)

Net cash used in discontinued operating activities	—	(6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	6,405	10,277
Purchases of marketable securities	(8,020)	(8,352)
Acquisition and contingent earnout payments	—	(105)
Purchases of property and equipment	(21)	(129)

Net cash (used in) provided by investing activities	(1,636)	1,691

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(53)	(50)
Excess tax benefits from stock options	—	3
Repurchases of common stock	(97)	(3)
Proceeds from employee stock plans and stock option exercises	117	237

Net cash (used in) provided by financing activities	(33)	187

Net decrease in cash and cash equivalents	(4,076)	(1,860)
CASH AND CASH EQUIVALENTS, beginning of period	13,618	7,629

CASH AND CASH EQUIVALENTS, end of period	$9,542	$5,769

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$289	$235

Cash receipts from related parties	$4	$48

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (NASDAQ: EDGW) is an innovative technology management consulting firm providing a synergistic blend of specialty information technology (“IT”) services primarily in the North American market. Our business strategy is to position our Company as the leading provider of specialty IT services, providing a range of business and technology offerings. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of business specific vertical offerings and advanced product technology horizontal offerings. This approach enables Edgewater to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. Headquartered in Wakefield, Massachusetts, as of March 31, 2009, our Company employed approximately 228 consulting professionals.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2008 Annual Report on Form 10-K as filed with the SEC on March 10, 2009.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

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

Option Plans (Excluding Restricted Share Awards)

As of March 31, 2009, the Company has four share-based compensation plans: the Amended and Restated 1996 Stock Option Plan, the Amended and Restated 2000 Option Plan, the 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan, which are collectively referred to as the “Equity Plans.” The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

No stock options were granted under the Equity Plans by the Company during either of the three-month periods ended March 31, 2009 and 2008.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of March 31, 2009, and changes during the quarter then ended is as follows:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2009	3,717,868	$5.90	3.37	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(100,827)	5.64

Outstanding at March 31, 2009	3,617,041	$5.91	3.17	$22

Vested and expected to vest at March 31, 2009	3,484,611	$5.87	3.10	$16

Exercisable at March 31, 2009	3,118,058	$5.74	2.77	$—

No stock options were exercised during the three-month period ended March 31, 2009. The total intrinsic value of stock options exercised during the three-month period ended March 31, 2008 was approximately $14 thousand.

Restricted Share Awards

The 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the per share par value of the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of March 31, 2009, 126,740 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the three-month periods ended March 31, 2009 and 2008.

A summary of non-vested restricted share activity under the 2003 Plan as of March 31, 2009, and changes during the quarter then ended is as follows:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	152,020	$6.27
Granted	—	—
Vested	(25,280)	6.23
Forfeited or expired	—	—

Outstanding at March 31, 2009	126,740	$6.32

Vested and expected to vest at March 31, 2009	126,740	$6.32

The total fair value of stock awards vested during the three-month periods ended March 31, 2009 and 2008 was $158 thousand and $196 thousand, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

Employee Stock Purchase Plan

The 2008 ESPP Plan offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employee’s annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP Plans are designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The 2008 ESPP Plan allows a maximum of 500,000 shares to be purchased by employees and as of March 31, 2009, approximately 446,442 shares were available for future issuance.

The fair value of each offering under the 2008 ESPP Plan is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility and other factors.

The issue price of the shares of the Company’s common stock purchased in connection with the January 2009 ESPP offering was $2.36 per share and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the in the following table, was $0.40 per share.

January 2009 ESPP Offering
Expected volatility	1.19%
Expected dividend yield	0%
Expected life (in years)	0.25
Risk-free interest rate	0.11%

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $345 thousand and $474 thousand in the three-month periods ended March 31, 2009 and 2008, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $117 thousand and $237 thousand during the three-month periods ended March 31, 2009 and 2008, respectively. There were no stock option exercises during the three-month period ended March 31, 2009 and accordingly, there was no related tax (provision) benefit recognized by the Company. The Company recognized as tax benefit of $3 thousand during the three-month period ended March 31, 2008 associated with stock option exercises.

As of March 31, 2009, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.0 million and is expected to be recognized over a period of 4.0 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES:

The Company recorded a tax (benefit) provision of $(280) thousand and $175 thousand for the three months ended March 31, 2009 and 2008, respectively. The reported tax (benefit) provision for the three-month periods ended March 31, 2009 and 2008 is based upon an annualized estimated effective tax rate of 40.2% and 41.5%, respectively, related to our combined federal and state income tax rates.

We are subject to U.S. federal tax as well as income tax in multiple states and local jurisdictions. The Company’s 2003 to 2008 tax years are subject to examination by these tax authorities. To the best of our knowledge, we are no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2002. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters. However, we believe that the resolution of these matters will not have a material effect on our financial position or results of operations.

5.	MARKETABLE SECURITIES:

We reported our marketable securities in accordance with SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of FSP No. 157-2 as of January 1, 2009.

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

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include, but are not limited to, corporate bonds and commercial paper.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	MARKETABLE SECURITIES: (Continued)

The following tables represent the Company’s fair value hierarchy for its marketable securities as of March 31, 2009 and December 31, 2008. Each of the below listed marketable securities is classified as a Level 2 securities within the fair value hierarchy.

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,975	$23	$—	$4,998
Government obligations	7,540	11	(2)	7,549

Total marketable securities	$12,515	$34	$(2)	$12,547

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,736	$14	$—	$3,750
Government obligations	7,212	43	—	7,255

Total marketable securities	$10,948	$57	$—	$11,005

Amortization expense related to the net discounts and (premiums) on our held-to-maturity securities was $48 thousand and $120 thousand for the three-month periods ended March 31, 2009 and 2008, respectively.

6.	INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Total amortization expense was $0.5 million and $0.8 million during the three-month periods ended March 31, 2009 and 2008, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire between 2009 and 2012.

Estimated annual amortization expense for the current year and the following three years ended December 31, is as follows:

Amortization Expense
(In Thousands)
2009	$1,790
2010	$878
2011	$553
2012	$371

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board authorized both an increase to and an extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million. Additionally, the Board extended the period during which purchases can be made from December 31, 2008 to September 24, 2009.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company repurchased a total of 35,800 and 500 shares of common stock during the three-month periods ended March 31, 2009 and 2008, respectively, at an aggregate purchase price of $97 thousand and $3 thousand, respectively. Since the initiation of the Stock Repurchase Program in December 2007, the Company has repurchased to a total of 1,379,933 shares at an aggregate purchase price of $5.2 million.

8.	(LOSS) EARNINGS PER SHARE:

A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted (loss) earnings per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Per Share Data)
Basic (loss) earnings per share:
Net (loss) income applicable to common shares	$(454)	$304

Weighted average common shares outstanding	12,054	13,080

Basic (loss) income per share of common stock	$(0.04)	$0.02

Diluted (loss) earnings per share:
Net (loss) income applicable to common shares	$(454)	$304

Weighted average common shares outstanding	12,054	13,080
Dilutive effect of stock options	—	453

Weighted average common shares, assuming dilutive effect of stock options	12,054	13,533

Diluted (loss) earnings per share of common stock	$(0.04)	$0.02

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 3.5 million and 0.7 million in the three-month periods ended March 31, 2009 and 2008, respectively. Options to purchase approximately 10 thousand shares of common stock that were outstanding during the three-month period ended March 31, 2009 were not included in the computation of diluted net loss per share due to the reported loss during the first quarter of 2009. As of March 31, 2009 and 2008, there were approximately 3.7 million and 4.0 million share-based awards outstanding under the Company’s Equity Plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted the provision of FSP No 142-3 in the first quarter of 2009. Our adoption of FSP No. 142-3 did not have a material impact upon our financial statements or condition.

10.	SUBSEQUENT EVENTS:

Subsequent to the completion of the first quarter of 2009, the Company announced that certain cost savings measures were enacted by the Company, consisting primarily of billable consultant workforce reductions, from which the Company should begin to recognize a benefit during the third quarter of 2009. As these measures involve severance payments that should substantially offset the benefits of lower salary expense during the second quarter, there should be an immaterial amount of net cost savings impact related to such efforts during the second quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere herein. We use the terms “we,” “our,” “us,” “Edgewater” and “the Company” in this report to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries.

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

Our primary target is the client who wants experienced, highly-trained talent onsite for strategic, high-return projects. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. We provide strategic business solutions through horizontal services and capabilities that are packaged with vertical expertise to clients in industries including, but not limited to: CPG/Manufacturing; Energy/Utilities; Healthcare; Higher Education; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets. Our EPM/BI and EIM offerings go to market horizontally and provide highly experienced teams of product specialists who span all industries.

Factors Influencing Our Results of Operations

Revenue. For the three-month periods ended March 31, 2009 and 2008, revenue from technical consulting engagements, enterprise performance management (“EPM”) consulting engagements and business consulting engagements represented the following:

	Technical Consulting Engagements	Enterprise Performance Management Consulting Engagements	Business Consulting Engagements
Three months ended March 31,
2009	31.6%	62.4%	6.0%
2008	45.0%	46.3%	8.7%

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 96.8% and 97.4% of service revenue for the three-month periods ended March 31, 2009 and 2008, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 1.0% of service revenue for the three-month period ended March 31, 2009. We did not generate any service revenue from fixed-price contracts during the three-month period ended March 31, 2008. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 2.2% and 2.6% of service revenue for the three-month periods ended March 31, 2009 and 2008, respectively.

Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity occurring in the industries and markets that they serve. With the general economic slowdown that the U.S. economy has experienced in the last year, we have seen clients utilizing a variety of initiatives to reduce external IT spending. This has led to a decrease in revenues for our 2009 first quarter results, as compared to the first quarter of 2008. A continued decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin.

We have encountered reduced client spending for external IT services in various forms, including: reduced IT initiatives; delayed timetables or decisions for new IT projects, which have affected us largely at the conclusion of significant legacy projects and/or with projects that are significantly focused on custom development, integration services, and technical and business consulting; increased internal IT personnel hiring efforts; and corporate budgetary restrictions or limitations on projects that are not deemed critical or significant in the current business environment.

We have responded to these developments by increasing our training and development in new service offerings, and focusing our sales efforts on technologies that we believe the market will embrace or deem critical to their IT objectives and operating strategies. We also have increased cross-disciplinary training for our personnel in both Vertical Service Offering services and Horizontal Service Offering services, due to the emerging overlap of customer demand for services that involve multiple components of our premium IT service offerings. While we expect to continue to pursue these efforts and objectives to further our goal to provide new services and offerings on a proactive basis, if there is a sustained economic cycle that produces decreasing demand for external IT services, we may counter-balance any such decline with cost-savings initiatives to manage our expenses as a percentage of revenue, accordingly. The principal components of operating expenses that affect our results are described below.

Operating Expenses. The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes stock compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expense is comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space), and other administrative support for project personnel.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise

Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2009, Compared to Results for the Three Months Ended March 31, 2008,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2009, Compared to Results for the Three Months Ended March 31, 2008

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Revenue:
Service revenue	91.1%	92.3%
Software revenue	2.5%	2.3%
Reimbursable expenses	6.4%	5.4%

Total revenue	100.0%	100.0%

Cost of revenue:
Project and personnel costs	60.7%	54.7%
Software costs	1.7%	1.8%
Reimbursable expenses	6.4%	5.4%

Total cost of revenue	68.8%	61.9%

Gross Profit	31.2%	38.1%

Operating expenses:
Selling, general and administrative	31.9%	31.8%
Depreciation and amortization	4.7%	5.4%

Total operating expenses	36.6%	37.2%

Operating (loss) income	(5.4)%	0.9%

Interest income, net	0.5%	1.1%

(Loss) income before income taxes	(4.9)%	2.0%
Tax (benefit) provision	(1.8)%	1.0%

Net (loss) income	(3.1)%	1.0%

Revenue. Total revenue decreased by $4.6 million, or 23.5%, to $14.9 million for the three-month period ended March 31, 2009, compared to total revenue of $19.5 million in the three-month period ended March 31, 2008.

During the three-month period ended March 31, 2009, service revenue, excluding software and reimbursable expense revenue, decreased by $4.4 million, or 24.5%, to $13.6 million compared to service revenue of $18.0 million in the three-month period ended March 31, 2008. The current quarter decline in service revenue is reflective of the combined effect of 1) the economic and external IT spending factors described below, 2) a decrease in service revenue attributable to certain of our historically larger accounts within our technology service offerings and 3) a decrease in service revenue following the successful completion of projects during the fourth quarter of 2008 and the first quarter of 2009 that we have not been able to fully replace due to external IT spending trends. We believe that in the current economic landscape, companies have reduced capital budgets and have been hesitant to initiate new or additional phases of projects; this in turn has created an environment in which IT services companies, in general, are experiencing difficulty closing sales for an expanding number of customers. As a result, these conditions have had an adverse impact on our ability to generate recurring service revenues and have produced a decline in first quarter 2009 revenue compared to first quarter 2008 revenue.

In light of these trends, we believe that the revenue mix for our service offerings will continue to undergo change. In response, we have increased training and development in new services, technologies and applications that we believe the market will embrace or deem critical to their IT objectives; however, during the first quarter of 2009, these new and diversified revenue streams did not exceed reductions in spending by legacy customers due to the general economic/legacy business factors described above. We cannot estimate when this adverse spending development will stabilize or reverse, but we believe any improvement or reversal will be associated with materially improved general economic conditions in the U.S.

Utilization, which is the rate at which we are able to generate revenue from our consultants, amounted to 67.8% during the first quarter of 2009 compared to 77.2% during the first quarter of 2008. We target utilization in a range from 75%-80%, and this objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The drop in our utilization rate below our target rate is attributable to the factors described above and under “—Business Overview; Factors Influencing Our Results of Operations; Revenue.” See also “—Billable Consultants; Headcount Data” below.

Annualized service revenue per billable consultant, as adjusted for utilization, increased to $341 thousand, during the quarterly period ended March 31, 2009 compared to $320 thousand during the same 2008 quarterly period. The improvement in this metric is primarily due to a greater mix of high-end EPM consulting services, which services have higher consultant billing rates than our other offerings.

Software revenue, which is directly attributable to our EPM offerings, was $0.4 million and $0.5 million during the three-month periods ended March 31, 2009 and 2008, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Gross profit margins on software sales are generally much lower than gross margins on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $1.0 million in both of the three-month periods ended March 31, 2009 and 2008. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the three-month period ended March 31, 2009 totaled 161, as compared to 201 customers during the comparative 2008 three-month period. This decrease is primarily a result of a general slowdown in IT spending for new projects and delays in proposal decisions for IT service project commitments due to a challenging economic climate.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $1.9 million, or 15.1%, to $10.2 million for the three-month period ended March 31, 2009 compared to $12.1 million in the comparative 2008 quarterly period.

The current quarter decrease in reported cost of revenue, on an absolute dollar basis, is directly attributable to the year-over-year decrease in billable consultant headcount. The Company maintained 228 billable consultants as of the quarter ended March 31, 2009 compared to 285 billable consultants at the end of the comparative prior year quarter. The decrease in billable consultant headcount is a result of the combined effect of cost reduction initiatives enacted by the Company in 2008 and 2009 and traditional consultant attrition. See “—Billable Consultants; Headcount Data” below.

Project and personnel costs represented 60.7% of total revenue during the three-month period ended March 31, 2009, as compared to 54.7% of total revenue during the three-month period ended March 31, 2008. The increase, as a percentage of total revenue, was primarily related to the lower utilization rate for our billable consultants during the current quarter. Our utilization rates during the first quarter of 2009 were negatively impacted by excess capacity in connection with the revenue and sales trends described above under “— Revenue.”

Software costs amounted to $251 thousand and $359 thousand during the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in current quarter software costs is a result of the decrease in comparable quarterly software sales. Software costs are expected to fluctuate between quarters depending on our customer’s demand for EPM-related software. Reimbursable expenses, at $1.0 million for the quarter ended March 31, 2009, remained consistent with reimbursable expenses for the quarter ended March 31, 2008.

Gross Profit. During the three-month period ended March 31, 2009, total gross profit decreased by $2.8 million, or 37.2%, to $4.6 million compared to total gross profit of $7.4 million in the three-month period ended March 31, 2008. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin. Gross margin, as a percentage of total revenue, decreased to 31.2% in the first quarter of 2009 compared to 38.1% in the comparative 2008 quarterly period. The comparative quarterly decrease in gross margin is a result of the revenue and sales trends described above and under “—Revenue.” The combination of these factors led to lower than anticipated utilization rates for our billable consultants, which negatively impacted our gross margin in the first quarter of 2009. See also “—Billable Consultants; Headcount Data” below.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased by $1.5 million, or 23.4%, to $4.7 million in the three-month period ended March 31, 2009 compared to SG&A expenses of $6.2 million in the three-month period ended March 31, 2008. The decrease in SG&A expenses during the three months ended March 31, 2009 is the combined result of personnel reductions initiated in the later part of 2008, which have served to reduce operations-related salary expense, reduced 2009 commissions and bonus expense as a result of the decrease in comparative quarterly operating performance and a reduction in other SG&A expenses such as travel, recruiting and occupancy expenses in connection with the Company’s objective of reducing its operating costs to be more appropriately aligned with its revenues. See “Billable Consultants; Headcount Data” below.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.3 million, or 32.2%, to $0.7 million in the quarter ended March 31, 2009 compared to $1.0 million in the quarter ended March 31, 2008. Amortization expense was $0.5 million and $0.8 million during the three-month periods ended March 31, 2009 and 2008, respectively. The current quarter decrease in amortization expense is primarily a result of the $1.4 million of intangible asset impairment charges recorded in 2008, which reduced current year amortization expense.

Operating (Loss) Income. Operating income decreased by $1.0 million, to a reported operating loss of $(0.8) million, in the three-month period ended March 31, 2009 compared to operating income of $0.2 million in the three-month period ended March 31, 2008. The current quarter fluctuation in operating results can be attributed to the decrease in comparative service revenue and a lower billable consultant utilization rate and associated gross margin, which was partially offset by a decrease in comparative SG&A expenses. Each factor is explained in further detail above.

Interest Income, Net. We earned net interest income of $68 thousand during the first quarter of 2009 compared to net interest income of $210 thousand during the first quarter of 2008. Interest income decreased in the comparative three-month periods as a result of decreasing yields on our marketable securities as market interest rates for high grade commercial bonds, commercial paper and government-backed securities have substantially decreased in the 2009 comparative period.

Income Tax (Benefit) Provision. The Company records an income tax (benefit) provision for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax (benefit) provision of $(0.3) million and $0.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. The recorded income tax benefit for the three-months ended March 31, 2009 represents a tax benefit based on an annualized effective income tax rate of 40.2%. The income tax provision for the three-month period ended March 31, 2008 was determined based upon an effective income tax rate of 41.5%.

We have deferred tax assets, resulting primarily from federal net operating loss carry-forwards and future deductible timing differences related to the 2008 impairment charges recorded against certain tax-deductible intangible assets, totaling $33.7 million, against which we have recorded a valuation allowance in the amount of $11.0 million. Our federal income tax payable amounts will be charged directly against our deferred tax asset and will not result in an annual cash outlay by the Company, except with regard to state and alternative minimum tax liabilities. The majority of the Company’s net operating loss carry-forwards are scheduled to expire on or before 2020.

Net Income (Loss). We reported net (loss) income of $(0.5) million and $0.2 million during the three-month periods ended March 31, 2009 and 2008, respectively. The current quarter reported net loss is due to the decrease in comparative service revenue, lower billable consultant utilization rate and associated gross margin, the decrease in comparative quarterly SG&A expenses and the tax benefit recorded by the Company. Each is explained in further detail above.

Billable Consultants; Headcount Data. Our billable consultant and total employee headcount as of March 31, 2009 was 228 and 291 compared to 285 and 353 at the end of the first quarter of 2008. This reflects in part the effect of carefully considered workforce reductions and, to a lesser extent, natural attrition. During 2009, the Company enacted cost savings measures consisting of billable workforce reductions and selling, general and administrative cost reductions. These cost saving measures will result in severance payments of approximately $0.4 million that will be substantially paid by the conclusion of the second quarter of 2009. As the severance payments will substantially offset the benefits of related lower salary expense, there should be an immaterial amount of net cost savings impact during the second quarter. These cost savings measures should contribute towards annualized savings of approximately $3.9 million, from which the Company should begin to recognize a benefit during the third quarter of 2009.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(2,407)	$(3,732)
Investing activities	(1,636)	1,691
Financing activities	(33)	187
Discontinued operating activities	—	(6)

Total cash used during the period	$(4,076)	$(1,860)

As of March 31, 2009 and December 31, 2008, we had cash, cash equivalents, and marketable securities of $22.1 and $24.6 million, respectively. Working capital, which is defined as current assets less current liabilities, increased $0.1 million, to $29.4 million, as of March 31, 2009 compared to $29.3 million as of December 31, 2008. Current year decrease in our cash, cash equivalents and marketable securities balance is primarily attributable to cash outflows related to broad-based payments made under our 2008 performance-based bonus plan and annual renewals of insurance premiums. These cash outlays were partially offset by proceeds from issuances under the Company’s employee stock purchase plan.

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

Cash used in operating activities was $2.4 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used during the three months ended March 31, 2009 was largely attributable to the $2.1 million current quarter payout of the Company’s 2008 performance-based bonus plan payments associated with year end accrued payroll- and commission-related liabilities and an $0.8 million increase in prepaid expenses primarily attributable to the first quarter renewal of the Company’s annual insurance policies. These outflows were offset by cash inflows related to depreciation and amortization expense of $0.7 million and stock-based compensation expense of $0.3 million.

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

Net cash (used in) provided by investing activities was $(1.6) million and $1.7 million during the three months ended March 31, 2009 and 2008, respectively. Cash used in investing activities for the three months ended March 31, 2009 was attributable to $1.6 million in net purchases of marketable securities during the period. Cash provided by investing activities for the three months ended March 31, 2008 was attributable to $1.9 million in net redemptions of marketable securities, which were offset by current quarter capital expenditures and cash outlays related to other direct costs associated with our December 2007 acquisition of Vertical Pitch.

As of March 31, 2009, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash (used in) provided by financing activities was $(0.03) million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. The net cash used in financing activities during the three months ended March 31, 2009 is attributable to combined current period outflows of cash totaling $0.15 million related to both our capital lease obligations and repurchases of 35,800 shares of our common stock under our Stock Repurchase Program. These outflows were offset by proceeds of $0.12 million in connection with issuances made under the Company’s employee stock purchase program. The net cash provided by financing activities in each of the reported three-month period ended March 31, 2008 is directly attributable to the cash received from stock option exercises and proceeds from the employee stock purchase program. Additionally, the Company repurchased 500 shares of its common stock at an aggregate purchase value of $3 thousand.

Our combined cash and cash equivalents decreased by $4.1 million and $1.9 million during the three-month periods ended March 31, 2009 and 2008, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $22.1 million and $18.9 million as of March 31, 2009 and 2008, respectively.

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

Acquisitions, Earnout Payments and Commitments

Future contingent earnout payments may be made in connection with our September 2007 acquisition of Lynx. These amounts are not expected to be more than $350 thousand and if earned, would be paid, in cash, during the fourth quarter of 2009.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of March 31, 2009, our outstanding obligations under our Capital Lease Arrangements totaled $582 thousand. Of this amount, $218 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During each of the three-month periods ended March 31, 2009 and 2008, the Company made payments of principal and interest totaling $63 thousand under the Capital Lease Arrangements.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2009.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted the provision of FSP No 142-3 in the first quarter of 2009. Our adoption of FSP No. 142-3 did not have a material impact upon our financial statements or condition.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the period ending December 31, 2008, which was filed with the Securities and Exchange Commission on March 10, 2009 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward Looking Statements.”

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2008 Annual Report on Form 10-K as filed with the SEC on March 10, 2009.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2009 outlook, future revenue and growth, cost savings and cost control efforts, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, training and new service offerings, significant customers, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” “expand,” “expanded,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “assessment,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Enterprise Performance Management (“EPM”) solutions, custom development and system integration services and/or declines in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; and/or (11) the failure of the marketplace to embrace specialty consulting services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2008 Annual Report on Form 10-K filed with the SEC on March 10, 2009. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2009 and 2008. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2009 and 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures. We also established a disclosure committee, which consists of certain members of our senior management. The Chairman, President and Chief Executive Officer and the Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

This Form 10-Q contains forward-looking statements. As discussed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and herein under “Special Note Regarding Forward Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic or current reports filed with the Securities and Exchange Commission, in our Annual Report to Shareholders, in our Proxy Statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions. We are not necessarily obligated to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board authorized both an increase to and an extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million. Additionally, the Board extended the period during which purchases can be made from December 31, 2008 to September 24, 2009.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table presents the aggregate quarterly repurchases under the Amended Stock Repurchase Program during the first quarter ended March 31, 2009:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
January	0	$0.00	0	$3,394,828
February	0	$0.00	0	$3,394,828
March	35,800	$2.72	35,800	$3,297,539

Total	35,800	$2.72	35,800	$3,297,539

(1) – Based upon trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

* - Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 8, 2009	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2009	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial officer)

Date: May 8, 2009	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Accounting Officer (principal accounting officer)