Form 10-Q
period 2009-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2009-08-07
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 29, 2009 was 12,192,469.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,343	$13,618
Marketable securities	12,880	10,948
Accounts receivable, net of allowance of $492 and $437, respectively	9,836	11,683
Current portion of deferred income taxes, net	942	942
Prepaid expenses and other current assets	1,539	782

Total current assets	35,540	37,973

Property and equipment, net	3,565	4,013
Intangible assets, net	2,659	3,592
Deferred income taxes, net	22,711	21,451
Other assets	96	41

Total assets	$64,571	$67,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,149	$3,692
Accrued payroll and related liabilities	3,150	3,893
Deferred revenue and other liabilities	907	892
Capital lease obligations, current	221	215

Total current liabilities	7,427	8,692
Capital lease obligations	308	420

Total liabilities	7,735	9,112

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2009 and December 31, 2008, 12,152 and 12,162 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	297	297
Paid-in capital	213,441	213,354

Treasury stock, at cost, 17,584 and 17,574 shares at June 30, 2009 and December 31, 2008, respectively	(125,859)	(126,382)
Retained deficit	(31,043)	(29,311)

Total stockholders’ equity	56,836	57,958

Total liabilities and stockholders’ equity	$64,571	$67,070

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Revenue:
Service revenue	$11,014	$18,134	$24,569	$36,095
Software revenue	94	247	463	702
Reimbursable expenses	929	1,232	1,885	2,277

Total revenue	12,037	19,613	26,917	39,074

Cost of revenue:
Project and personnel costs **	7,908	10,533	16,933	21,184
Software costs	66	203	317	562
Reimbursable expenses	929	1,232	1,885	2,277

Total cost of revenue	8,903	11,968	19,135	24,023

Gross profit	3,134	7,645	7,782	15,051

Operating expenses:
Selling, general and administrative **	4,655	6,311	9,397	12,504
Depreciation and amortization	694	1,036	1,402	2,081
Impairment of goodwill and other intangible assets	—	24,740	—	24,740

Total operating expenses	5,349	32,087	10,799	39,325

Operating loss	(2,215)	(24,442)	(3,017)	(24,274)

Interest income, net	45	106	113	316

Loss before income taxes	(2,170)	(24,336)	(2,904)	(23,958)
Income tax benefit	(892)	(4,246)	(1,172)	(4,071)

Net loss	$(1,278)	$(20,090)	$(1,732)	$(19,887)

Loss per share:
Basic net loss per share of common stock	$(0.11)	$(1.52)	$(0.14)	$(1.51)

Diluted net loss per share of common stock	$(0.11)	$(1.52)	$(0.14)	$(1.51)

Shares used in computing basic net loss per share of common stock	12,087	13,199	12,071	13,140

Shares used in computing diluted net loss per share of common stock	12,087	13,199	12,071	13,140

**—The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$93	$129	$147	$239
Selling, general and administrative	246	310	537	674

Total stock-based compensation	$339	$439	$684	$913

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,278)	$(20,090)	$(1,732)	$(19,887)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	694	1,036	1,402	2,081
Provision for doubtful accounts	38	37	76	75
Deferred income taxes	(935)	(4,390)	(1,260)	(4,390)
Stock-based compensation	339	439	684	913
Amortization of marketable securities premiums, net	59	21	107	141
Excess tax benefits from stock options	—	(5)	—	(8)
Impairment of goodwill and other intangible assets	—	24,740	—	24,740
Changes in operating accounts:
Accounts receivable	2,066	(261)	1,771	(1,042)
Prepaid expenses and other assets	32	114	(812)	(9)
Accounts payable and accrued liabilities	(521)	135	(543)	(426)
Accrued payroll and related liabilities	684	1,840	(743)	(2,185)
Deferred revenue and other liabilities	194	(11)	15	(130)

Net cash provided by (used in) operating activities	1,372	3,605	(1,035)	(127)

Net cash used in discontinued operating activities	—	(2)	—	(8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	4,463	6,656	10,868	16,933
Purchases of marketable securities	(4,887)	(6,678)	(12,907)	(15,030)
Acquisition and contingent earnout payments	—	(9)	—	(114)
Purchases of property and equipment	—	(65)	(21)	(194)

Net cash (used in) provided by investing activities	(424)	(96)	(2,060)	1,595

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(53)	(50)	(106)	(100)
Proceeds from employee stock purchase plans and stock option exercises	120	512	237	749
Excess tax benefits from stock options	—	5	—	8
Repurchases of common stock	(214)	—	(311)	(3)

Net cash (used in) provided by financing activities	(147)	467	(180)	654

Net increase (decrease) in cash and cash equivalents	801	3,974	(3,275)	2,114
CASH AND CASH EQUIVALENTS, beginning of period	9,542	5,769	13,618	7,629

CASH AND CASH EQUIVALENTS, end of period	$10,343	$9,743	$10,343	$9,743

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$96	$90	$385	$325

Cash receipts from related parties	$42	$42	$46	$90

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent earnout consideration payable to Alecian	$—	$1,000	$—	$1,000

Shares surrendered to cover option exercise	$—	$46	$—	$46

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (NASDAQ: EDGW) is an innovative technology management consulting firm providing a synergistic blend of specialty information technology (“IT”) services primarily in the North American market. Our business strategy is to position our Company as the leading provider of specialty IT services, providing a range of business and technology offerings. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of business specific vertical offerings and advanced product technology horizontal offerings. This approach enables Edgewater to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. Headquartered in Wakefield, Massachusetts, as of June 30, 2009, our Company employed approximately 192 consulting professionals.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for the three- and six-month periods ended June 30, 2009 and 2008. The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 7, 2009, the date of issuance of these financial statements. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Option Plans (Excluding Restricted Share Awards)

As of June 30, 2009, the Company has four share-based compensation plans: the Amended and Restated 1996 Stock Option Plan, the Amended and Restated 2000 Option Plan, the 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan, which are collectively referred to as the “Equity Plans.” The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

The Company granted 120,000 stock options under the Equity Plans during the three- and six-month periods ended June 30, 2009 (excluding restricted share awards, if any). The Company granted 136,466 stock options during the three- and six-month periods ended June 30, 2008. Options granted in each of the respective three- and six-month periods were principally issued as part of the Company’s Board of Director compensation program.

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

The weighted-average grant-date fair value of all options granted (excluding restricted share awards, if any), as valued under SFAS No. 123R, was $0.99 during the three- and six-month periods ended June 30, 2009. The weighted-average grant-date fair value of all options granted during the three- and six-month periods ended June 30, 2008 was $1.78. The fair value of the 2009 and 2008 option grants was determined based upon the following weighted average variables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected volatility	50.5%	41.8%	50.5%	41.8%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	3.38	3.64	3.38	3.64
Risk-free interest rate	2.0%	3.7%	2.0%	3.7%

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of June 30, 2009, and changes during the quarter then ended is as follows:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)

Outstanding at January 1, 2009	3,717,868	$5.90	3.37	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(100,827)	5.64

Outstanding at March 31, 2009	3,617,041	$5.91	3.17	$22
Granted	120,000	2.60
Exercised	—	—
Forfeited or expired	(126,957)	6.49

Outstanding at June 30, 2009	3,610,084	$5.78	2.99	$—

Vested and expected to vest at June 30, 2009	3,478,345	$5.78	2.97	$—

Exercisable at June 30, 2009	3,113,704	$5.78	2.61	$—

No stock options were exercised during the three- and six-month periods ended June 30, 2009. The total intrinsic value of stock options exercised during the three- and six-month periods ended June 30, 2008 was approximately $79 thousand and $97 thousand, respectively.

Restricted Share Awards

The 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan (the “Restricted Share Plans”) also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the per share par value of the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of June 30, 2009, 107,820 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the three- and six-month periods ended June 30, 2009 and 2008.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of non-vested restricted share activity under the Restricted Share Plans as of June 30, 2009, and changes during the quarter then ended is as follows:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	152,020	$6.27
Granted	—	—
Vested	(25,280)	6.23
Forfeited or expired	—	—

Outstanding at March 31, 2009	126,740	$6.32
Granted	—	—
Vested	(18,920)	6.00
Forfeited or expired	—	—

Outstanding at June 30, 2009	107,820	$6.38

Vested and expected to vest at June 30, 2009	107,820	$6.38

The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2009 was $114 thousand and $271 thousand, respectively. The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2008 was $255 thousand and $451 thousand, respectively.

Employee Stock Purchase Plan

The 2008 ESPP Plan offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employee’s annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP Plans are designed to qualify for certain tax benefits for employees under Section 423 of the Internal Revenue Code. The 2008 ESPP Plan allows a maximum of 500,000 shares to be purchased by employees and as of June 30, 2009, approximately 395,646 shares were available for future issuance.

The fair value of each offering under the 2008 ESPP Plan is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility and other factors.

Company employees were issued 51 thousand and 104 thousand shares of the Company’s common stock during the three and six months ended June 30, 2009. The issue price of the shares of the Company’s common stock purchased in connection with the April 2009 and January 2009 ESPP offerings was $2.19 and $2.36 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the following table, was $0.65 and $0.99 per share, respectively.

	April 2009 ESPP Offering	January 2009 ESPP Offering
Expected volatility	41.87%	119.00%
Expected dividend yield	0%	0%
Expected life (in years)	0.25	0.25
Risk-free interest rate	0.22%	0.11%

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $339 thousand and $684 thousand in the three- and six-month periods ended June 30, 2009, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $439 thousand and $913 thousand in the three- and six-month periods ended June 30, 2008, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $120 thousand and $237 thousand during the three- and six-month periods ended June 30, 2009, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $512 thousand and $749 thousand during the three- and six-month periods ended June 30, 2008, respectively. There were no stock option exercises during the three- and six-month periods ended June 30, 2009 and accordingly, there was no related tax (provision) benefit recognized by the Company in either period. The related tax benefit was approximately $5 thousand and $8 thousand for the three- and six-month periods ended June 30, 2008, respectively.

As of June 30, 2009, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.8 million and is expected to be recognized over a period of 3.8 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

4.	INCOME TAXES:

The Company recorded a tax benefit of $892 thousand and $1.2 million during the three- and six-month periods ended June 30, 2009, respectively. The Company recorded a tax benefit of $4.2 million and $4.1 million during the three- and six-month periods ended June 30, 2008, respectively. The reported income tax benefit for the three- and six-month periods ended June 30, 2009 includes $42 thousand of interest income related to a tax refund received on an amended 1999 federal income tax return. The reported tax benefit for the three- and six-month periods ended June 30, 2009 is based upon an annualized estimated effective tax rate of 40.2%, related to our combined federal and state income taxes. The reported tax benefit for the three- and six-month periods ended June 30, 2008 is based upon an estimated effective income tax rate of 17.1% related to our combined federal and state income tax rates for our operating results, offset by a benefit derived from the goodwill impairment charge recorded during the second quarter of 2008.

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

5.	MARKETABLE SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

Marketable Securities: We reported our marketable securities in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	MARKETABLE SECURITIES AND OTHER FINANCIAL INSTRUMENTS: (Continued)

Relative to SFAS No. 157, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of FSP No. 157-2 as of January 1, 2009.

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

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as held-to-maturity securities, which are recorded at amortized cost and consist of marketable instruments, which include, but are not limited to, government obligations and commercial paper.

The following tables represent the Company’s fair value hierarchy for its marketable securities as of June 30, 2009 and December 31, 2008. All of the below listed marketable securities are classified as Level 2 securities within the fair value hierarchy.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Commercial paper	$3,995	$4	$—	$3,999
Government obligations	8,885	11	—	8,896

Total marketable securities	$12,880	$15	$—	$12,895

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Commercial paper	$3,736	$14	$—	$3,750
Government obligations	7,212	43	—	7,255

Total marketable securities	$10,948	$57	$—	$11,005

Amortization expense related to the net discounts on our held-to-maturity securities was $59 thousand and $107 thousand for the three and six-month periods ended June 30, 2009, respectively. Amortization expense related to the net discounts on our held-to-maturity securities was $21 thousand and $141 thousand for the three- and six-month periods ended June 30, 2008, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	MARKETABLE SECURITIES AND OTHER FINANCIAL INSTRUMENTS: (Continued)

Other Financial Instruments: In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP No. FAS 107-1” and “APB 28-1”). FSP No. FAS 107-1 and APB 28-1 require interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP No. FAS 107-1 and APB 28-1 require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP No. FAS 107-1 and APB 28-1 do not change the accounting treatment for these financial instruments. We adopted FSP No. FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009.

As of June 30, 2009 and December 31, 2008, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term capital lease obligations, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments and our best estimate of interest rates currently available for similar debt instruments.

6.	INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Total amortization expense was $466 thousand and $932 thousand during the three- and six-month periods ended June 30, 2009, respectively. Total amortization expense was $771 thousand and $1.5 million during the three- and six-month periods ended June 30, 2008, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire between 2009 and 2012.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCK REPURCHASE PROGRAM: (Continued)

The Company repurchased a total of 79 thousand and 114 thousand shares of common stock during the three- and six-month periods ended June 30, 2009, respectively, at an aggregate purchase price of $214 thousand and $311 thousand, respectively. The Company did not repurchase any shares of common stock during the three-month period ended June 30, 2008. The Company repurchased a total of 500 shares of common stock during the six-month period ended June 30, 2008 at an aggregate purchase price of $3 thousand. Since the initiation of the Stock Repurchase Program in December 2007, the Company has repurchased a total of 1.5 million shares at an aggregate purchase price of $5.4 million.

8.	LOSS PER SHARE:

A reconciliation of net loss and weighted-average shares used in computing basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
Basic loss per share:
Net loss applicable to common shares	$(1,278)	$(20,090)	$(1,732)	$(19,887)

Weighted average common shares outstanding	12,087	13,199	12,071	13,140

Basic loss per share of common stock	$(0.11)	$(1.52)	$(0.14)	$(1.51)

Diluted loss per share:
Net loss applicable to common shares	$(1,278)	$(20,090)	$(1,732)	$(19,887)

Weighted average common shares outstanding	12,087	13,199	12,071	13,140
Dilutive effect of stock options	—	—	—	—

Weighted average common shares, assuming Dilutive effect of stock options	12,087	13,199	12,071	13,140

Diluted loss per share of common Stock	$(0.11)	$(1.52)	$(0.14)	$(1.51)

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation in both of the three- and six-month periods ended June 30, 2009 would have increased by approximately 3.4 million shares. The diluted computation would have increased by approximately 2.7 million in both the three- and six-month periods ended June 30, 2008. Options to purchase approximately 1 thousand and 6 thousand shares of common stock that were outstanding during the three- and six-month periods ended June 30, 2009, respectively, were not included in the computation of diluted net loss per share due to the reported loss during the respective periods. Similarly, options to purchase approximately 274 thousand and 334 thousand shares of common stock that were outstanding during both the three- and six-month periods ended June 30, 2008, respectively, were not included in the computation of diluted net loss per share due to the reported loss during the respective periods. As of June 30, 2009 and 2008, there were approximately 3.7 million and 4.0 million share-based awards outstanding under the Company’s Equity Plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	RESTRUCTURING CHARGES:

In April 2009, the Company initiated cost savings measures, including a reduction of staff, targeted at maintaining operating costs in line with revenue expectations. The measures taken by the Company resulted in severance costs totaling $387 thousand. All related severance costs were accrued by the Company during the second quarter and were recorded as a part of either cost of revenue or selling, general and administrative expense. Severance costs recorded to cost of revenue and selling, general and administrative expenses totaled $375 thousand and $12 thousand, respectively. As of June 30, 2009, the Company has a remaining severance accrual balance of $186 thousand representing the severance costs to be paid during the third and fourth quarters of 2009. Any benefits resulting from lower salary expense during the second quarter were offset by the related severance accrual. The Company anticipates that it will begin to recognize a benefit from the cost savings measures during the third quarter of 2009.

10.	RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the provisions of SFAS No. 168 during the third quarter of 2009. Our adoption of SFAS No. 168 will not have a material impact upon our financial statements or financial condition.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 1.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods, as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP No. FAS 107-1 and APB 28-1 did not materially impact its financial condition, results of operations or cash flows, the Company is now required to provide additional disclosures, which are included in Note 5.

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

Factors Influencing Our Results of Operations

Revenue. For the three- and six-month periods ended June 30, 2009 and 2008, revenue from technical consulting engagements, enterprise performance management consulting engagements and business consulting engagements represented the following:

	Technical Consulting Engagements	Enterprise Performance Management Consulting Engagements	Business Consulting Engagements
Three months ended June 30,
2009	30.0%	67.1%	2.9%
2008	35.0%	58.5%	6.5%

Six months ended June 30,
2009	30.9%	64.5%	4.6%
2008	38.7%	54.8%	6.5%

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 94.2% and 95.6% of service revenue for the three- and six-month periods ended June 30, 2009, respectively. Time and materials-based contracts represented 96.8% and 97.1% of service revenue for the three- and six-month periods ended June 30, 2008, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 3.1% and 2.0% of service revenue for the three- and six-month period ended June 30, 2009. Fixed-price contracts represented 1.3% and 0.8% of service revenue for the three- and six-month period ended June 30, 2008, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 2.7% and 2.4% of service revenue for the three- and six-month periods ended June 30, 2009, respectively. Fixed-fee contracts represented 1.9% and 2.1% of service revenue for the three- and six-month periods ended June 30, 2008, respectively.

Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity occurring in the industries and markets that they serve. With the general economic slowdown that the U.S. economy has experienced in the last year, we have seen clients utilizing a variety of initiatives to reduce external IT spending. This has led to a decrease in revenues for our three- and six-month periods ended June 30, 2009, as compared to corresponding 2008 periods. A continued decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable resources. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2009, Compared to Results for the Three and Six Months Ended June 30, 2008,” included elsewhere in this Quarterly Report on Form 10-Q.

Impairment for the Period Ending June 30, 2008. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets were deemed to have indefinite lives and accordingly, were no longer amortized, but were reviewed at least annually for impairment. In December 2007, the Company completed its annual impairment test and concluded no impairment existed. Following the second quarter of 2008, as a result of the present environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event. Therefore, the Company initiated an interim review of the carrying value of our goodwill and other intangible asset balances for possible impairment in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), respectively. The review for impairment indicated that the carrying value of both the goodwill and intangible assets were impaired as of June 30, 2008. Based upon the results of the valuation techniques utilized, the Company recognized impairment charges of $23.5 million and $1.2 million during the three months ended June 30, 2008 related to goodwill and other intangible assets, respectively.

Results for the Three and Six Months Ended June 30, 2009, Compared to Results for the Three and Six Months Ended June 30, 2008

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Service revenue	91.5%	92.5%	91.3%	92.4%
Software revenue	0.8%	1.2%	1.7%	1.8%
Reimbursable expenses	7.7%	6.3%	7.0%	5.8%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	65.7%	53.7%	62.9%	54.2%
Software costs	0.6%	1.0%	1.2%	1.5%
Reimbursable expenses	7.7%	6.3%	7.0%	5.8%

Total cost of revenue	74.0%	61.0%	71.1%	61.5%

Gross Profit	26.0%	39.0%	28.9%	38.5%

Operating expenses:
Selling, general and administrative	38.7%	32.2%	34.9%	32.0%
Depreciation and amortization	5.7%	5.3%	5.2%	5.3%
Impairment charges	—	126.1%	—	63.3%

Total operating expenses	44.4%	163.6%	40.1%	100.6%

Operating loss	(18.4)%	(124.6)%	(11.2)%	(62.1)%

Interest income, net	0.4%	0.5%	0.4%	0.8%

Loss before income taxes	(18.0)%	(124.1)%	(10.8)%	(61.3)%
Income tax benefit	(7.4)%	(21.7)%	(4.4)%	(10.4)%

Net loss	(10.6)%	(102.4)%	(6.4)%	(50.9)%

Revenue. Total revenue decreased by $7.6 million, or 38.6%, to $12.0 million for the three-month period ended June 30, 2009, compared to total revenue of $19.6 million in the three-month period ended June 30, 2008. Total revenue decreased by $12.2 million, or 31.1%, to $26.9 million for the six-month period ended June 30, 2009, compared to total revenue of $39.1 million in the six-month period ended June 30, 2008.

During the three-month period ended June 30, 2009, service revenue, excluding software and reimbursable expense revenue, decreased by $7.1 million, or 39.3%, to $11.0 million compared to service revenue of $18.1 million in the three-month period ended June 30, 2008. Similarly, service revenue in the six-month period ended June 30, 2009 decreased by $11.5 million, or 31.9%, to $24.6 million compared to service revenue of $36.1 million in the six-month period ended June 30, 2008. The decline in total revenue and service revenue in both the current quarter and year-to-date periods is reflective of the combined effect of 1) current economic and external IT spending trends, 2) a decrease in service revenue attributable to certain of our historically larger accounts within our technology service offerings, 3) the absence of follow-on service revenue following the successful completion of projects during the fourth quarter of 2008 and the first quarter of 2009 that we have not been able to fully replace due to external IT spending trends and 4) a slower than anticipated cyclical recovery in our EPM-related service offerings during the second quarter. Our EPM-related offerings tend to have a slower first quarter followed by a stronger second quarter. We believe that in the current economic landscape, companies have reduced capital budgets and have been hesitant to initiate new or additional phases of projects. As a result, these conditions have had an adverse impact on our ability to generate recurring service revenues and have produced a continued decline in current quarter and year-to-date revenue compared to revenue generated in the comparative 2008 periods.

In light of these trends, we believe that the revenue mix for our service offerings will continue, as it has in the first six months of 2009, to undergo change. In response, we have increased training and development in new services, technologies and applications that we believe the market will embrace or deem critical to their IT objectives; however, during the first half of 2009, these new and diversified revenue streams did not exceed reductions in spending by legacy customers due to the general economic/legacy business factors described above. We cannot estimate when this adverse development will stabilize or reverse, but we believe any improvement or reversal will be associated with materially improved general economic conditions in the U.S.

Utilization, which is the rate at which we are able to generate revenue from our consultants, amounted to 62.5% during the second quarter of 2009 compared to 76.6% during the second quarter of 2008. On a year-to-date basis, utilization for the first six months of 2009 amounted to 65.2% compared to utilization of 76.9% during the first six months of 2008. We target utilization in a range from 75%-80%, and this objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The drop in our utilization rate below our target rate during the current quarter and 2009 year-to-date period is attributable to the factors described above and under “—Business Overview; Factors Influencing Our Results of Operations; Revenue.” See also “—Billable Consultants; Staff Data” below.

Annualized service revenue per billable consultant, as adjusted for utilization, was $345 thousand, during the quarterly period ended June 30, 2009 compared to $334 thousand during the same 2008 quarterly period. This metric continues to reflect the shift in our revenue to a greater mix of high-end EPM consulting services, which services have higher consultant billing rates than our other offerings.

Software revenue, which is directly attributable to our EPM offerings, was $94 thousand and $463 thousand, respectively, during the three- and six-month periods ended June 30, 2009 as compared to $247 thousand and $702 thousand in the comparative 2008 quarterly and year-to-date periods, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Gross profit margins on software sales are generally much lower than gross margins on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $929 thousand and $1.9 million during the three- and six-month periods ended June 30, 2009, respectively compared to $1.2 million and $2.3 million during the three- and six-month periods ended June 30, 2008, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the six-month period ended June 30, 2009 totaled 196, as compared to 239 customers during the comparative 2008 six-month period. This decrease is a result of a general slowdown in IT spending for new projects, delays in proposal decisions for IT service project commitments due to a challenging economic climate and a shift in our revenue mix towards a greater concentration of EPM-related consulting engagements. EPM-related consulting engagements, which represented 67.1% of our current quarter service revenues, are typically shorter-term engagements than our traditional technology and business consulting engagements.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $3.1 million, or 25.6%, to $8.9 million for the three-month period ended June 30, 2009 as compared to $12.0 million in the comparative quarterly period of 2008. Similarly, cost of revenue decreased by $4.9 million, or 20.3%, to $19.1 million for the six-month period ended June 30, 2009 as compared to total cost of revenue of $24.0 million in the six-month period ended June 30, 2008.

Both the current quarter and year-to-date periodic decreases in reported cost of revenue, on an absolute dollar basis, is directly attributable to the year-over-year decrease in billable consultant resources. The Company maintained 192 billable consultants as of June 30, 2009 compared to 276 billable consultants June 30, 2008. The decrease in billable consultant resources is primarily a result of the combined effect of cost reduction initiatives enacted by the Company during the latter half of 2008 and through April of 2009. See “—Billable Consultants; Staff Data” below.

As a percentage of total revenue, total cost of revenue was 74.0% and 71.1% during the three- and six-month periods ended June 30, 2009, respectively, compared to 61.0% and 61.5% during the comparative 2008 quarterly and year-to-date periods, respectively. A significant portion of our cost of revenue is attributable to project and personnel costs. Project and personnel costs represented 65.7% and 62.9% of total revenue during the three- and six-month periods ended June 30, 2009, as compared to 53.7% and 54.2% of total revenue during the comparative three- and six-month periods of 2008. The 2009 periodic increases, as a percentage of total revenue, are attributable to both the year-over-year decreases in total revenue and the lower utilization rate for our billable consultants during the current quarter and year-to-date periods. In the second quarter, the Company announced that it was implementing certain cost reductions targeted at keeping our operating expenses in line with our near-term revenue expectations. A majority of the severance costs associated with the cost savings measures are included in reported cost of revenue for the three- and six-month period ended June 30, 2009. The net benefit resulting from the reduction in billable resources was not recognized by the Company during the second quarter, but will be in the third quarter of 2009. Our utilization rates during the three- and six-month periods of 2009 have been negatively impacted by excess capacity in connection with the revenue and sales trends described above under “— Revenue.” We have not found it necessary to initiate further staff reductions as we believe that the decline in our service revenue appears to be slowing and our business development activity has increased.

Software costs amounted to $66 thousand and $317 thousand during the three- and six-month periods ended June 30, 2009, respectively, as compared to software costs of $203 thousand and $562 thousand during the three- and six-month periods ended June 30, 2008, respectively. The decrease in comparative periodic software costs is a result of the 2009 quarter and year-to-date decreases in comparative period software sales. Software costs are expected to fluctuate between quarters depending on our customer’s demand for EPM-related software. Reimbursable expenses decreased by $303 thousand, or 24.6%, to $929 thousand during the three months ended June 30, 2009 compared to reimbursable expenses of $1.2 million during the comparative 2008 quarterly period. Similarly, reimbursable expenses decreased by $392 thousand, or 17.2%, to $1.9 million during the six-months ended June 30, 2009 compared to reimbursable expenses of $2.3 million during the comparative 2008 year-to-date period. The 2009 quarterly and year-to-date decreases in reimbursable expenses are a direct result of the revenue and sales trends described above under “— Revenue.”

Gross Profit. During the three-month period ended June 30, 2009, total gross profit decreased by $4.5 million, or 59.0%, to $3.1 million compared to total gross profit of $7.6 million in the three-month period ended June 30, 2008. During the six-month period ended June 30, 2009, total gross profit decreased by $7.3 million, or 48.3%, to $7.8 million as compared to total gross profit of $15.1 million in the six-month period ended June 30, 2008.

For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin. Gross margin, as a percentage of total revenue, decreased to 26.0% and 28.9% in the three- and six-month periods ended June 30, 2009, respectively, compared to 39.0% and 38.5% in the comparative 2008 quarterly and year-to-date period. The comparative quarterly decrease in gross margin were a result of the revenue and sales trends described above and under “—Revenue” and pricing pressure as a result of increased competition. Each of these was offset by lower Cost of Revenue. The combination of these factors led to lower than anticipated utilization rates for our billable consultants, which negatively impacted our gross margin in the three- and six-month periods of 2009. See “—Billable Consultants; Staff Data” below.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased by $1.6 million, or 26.2%, to $4.7 million in the three-month period ended June 30, 2009 compared to SG&A expenses of $6.3 million in the three-month period ended June 30, 2008. Similarly, SG&A expenses decreased by $3.1 million, or 24.8% to $9.4 million during the six-month period ended June 30, 2009 compared to SG&A expenses of $12.5 million during the six-month period ended June 30, 2008. The comparative decreases in SG&A expenses during both the current quarter and 2009 year-to-date period is the combined result of personnel reductions initiated in the later part of 2008, which have served to reduce operations-related salary expense, reduced 2009 commissions and bonus expense as a result of the decrease in comparative quarterly operating performance and a reduction in other SG&A expenses such as travel, recruiting and occupancy expenses in connection with the Company’s objective of reducing its operating cost base to be more appropriately aligned with its revenues. See “—Billable Consultants; Staff Data” below.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $342 thousand, or 33.0%, to $694 thousand in the quarter ended June 30, 2009 compared to $1.0 million in the quarter ended June 30, 2008. Additionally, depreciation and amortization expense decreased by $679 thousand, or 32.6%, to $1.4 million during the six-month period ended June 30, 2009 compared to $2.1 million in the six-month period ended June 30, 2008. Amortization expense was $466 thousand and $771 thousand during the three-month periods ended June 30, 2009 and 2008, respectively. Amortization expense was $932 thousand and $1.5 million during the six-month periods ended June 30, 2009 and 2008, respectively. The current year quarter and year-to-date periodic decreases in amortization expense is primarily the result of the $1.4 million of intangible asset impairment charges recorded in 2008, which have served to reduce current year amortization expense.

Impairment of Goodwill and Intangible Assets. As more fully described in “Item 2 – Management’s Discussion of Financial Condition and Results of Operations —Factors Influencing Our Results of Operations” included elsewhere herein, the Company, following the end of the second quarter of 2008, determined that it had identified an impairment triggering event. As a result of the triggering event, the Company performed a review of the current carrying value of its goodwill and intangible assets for possible impairment.

The review for impairment indicated that the carrying value of both the goodwill and intangible assets was impaired as of June 30, 2008. Based upon the results of the valuation techniques utilized, the Company recognized an impairment charge of $24.7 million during both the three and six months ended June 30, 2008.

Operating Loss. Operating loss decreased by $22.2 million, to $2.2 million, in the three-month period ended June 30, 2009 compared to an operating loss of $24.4 million in the three-month period ended June 30, 2008. Similarly, the reported operating loss for the six-month period ended June 30, 2009 decreased by $21.3 million, to $3.0 million compared to an operating loss of $24.3 million during the six-month period ended June 30, 2008. The current quarter and year-to-date periodic decreases in operating loss are a direct result of the goodwill and intangible asset impairment charges recorded in the second quarter of 2008. Additionally, the Company’s reported operating loss for the three- and six-month periods ended June 30, 2009 can be attributed to the decreases in revenue and lower billable consultant utilization rates and associated gross margins, which have been partially offset by a decrease in comparative SG&A expenses. Each factor is explained in further detail above.

Interest Income, Net. We earned net interest income of $45 thousand and $113 thousand during the three- and six-month periods ended June 30, 2009, respectively, compared to net interest income of $106 thousand and $316 thousand during the comparative three- and six-month periods of 2008. Interest income has decreased in the comparative 2009 three- and six-month periods as a result of decreasing yields on our marketable securities as market interest rates for high grade commercial bonds, commercial paper and government-backed securities have substantially decreased in the 2009 comparative periods.

Tax Benefit. The Company records an income tax benefit for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax benefit of $892 thousand and $1.2 million for the three- and six-month periods ended June 30, 2009, respectively, compared to an income tax benefit of $4.2 million and $4.1 million during the three- and six-month periods ended June 30, 2008, respectively. The recorded income tax benefit for the three- and six-month periods ended June 30, 2009 represents a tax benefit based on an annualized effective income tax rate of 40.2%. The income tax provision for the three- and six-month periods ended June 30, 2008 was determined based upon an effective income tax rate of 17.1%.

We have deferred tax assets, resulting primarily from federal net operating loss carry-forwards and future deductible timing differences related to the 2008 impairment charges recorded against certain tax-deductible intangible assets, totaling $34.7 million, against which we have recorded a valuation allowance in the amount of $11.0 million. Our federal income tax payable amounts will be charged directly against our deferred tax asset and will not result in an annual cash outlay by the Company, except with regard to state and alternative minimum tax liabilities. The majority of the Company’s net operating loss carry-forwards are scheduled to expire on or before 2020.

Net Loss. We reported a net loss of $1.3 million and $1.7 million during the three- and six-month periods ended June 30, 2009, respectively. The Company reported a net loss of $20.1 million and $19.9 million during the three- and six-month periods ended June 30, 2008, respectively. The comparative quarterly and year-to-date periodic decrease in net loss is a direct result of the absence in 2009 of the impairment charges recognized in the second quarter of 2008. The current quarter and 2009 year-to-date reported net loss is due to the decrease in comparative service revenue, lower billable consultant utilization rate and associated gross margin, the decrease in comparative quarterly SG&A expenses and the tax benefit recorded by the Company. Each is explained in further detail above.

Billable Consultants; Staff Data. Our billable consultant and total employee headcount as of June 30, 2009 was 192 and 253, respectively compared to 276 and 343, respectively at the end of the second quarter of 2008. This reflects in part the effect of carefully considered workforce reductions and, to a lesser extent, natural attrition. During 2009, the Company enacted cost savings measures consisting of billable workforce reductions and selling, general and administrative cost reductions. These cost saving measures resulted in severance obligations totaling $387 thousand, of which $201 thousand was paid during the second quarter, with the remaining $186 thousand scheduled to be paid during the third and fourth quarter of 2009. Severance costs recorded to cost of revenue and selling, general and administrative expenses totaled $375 thousand and $12 thousand, respectively. As the severance payments substantially offset the benefits of related lower salary expense, there was an immaterial amount of net cost savings impact during the current quarter. These cost savings measures should contribute towards annualized savings of approximately $3.9 million, from which the Company should begin to recognize a benefit during the third quarter of 2009.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$1,372	$3,605	$(1,035)	$(127)
Discontinued operating activities	—	(2)	—	(8)
Investing activities	(424)	(96)	(2,060)	1,595
Financing activities	(147)	467	(180)	654

Total provided (used) during the period	$801	$3,974	$(3,275)	$2,114

As of June 30, 2009 and December 31, 2008, we had cash, cash equivalents, and marketable securities of $23.2 million and $24.6 million, respectively. Working capital, which is defined as current assets less current liabilities, decreased by $1.2 million, to $28.1 million, as of June 30, 2009 compared to $29.3 million as of December 31, 2008. The current year decrease in our cash, cash equivalents and marketable securities balance is primarily attributable to cash outflows related to broad-based payments made under our 2008 performance-based bonus plan and annual renewals of insurance premiums. These cash outlays were partially offset by collections of accounts receivable and proceeds from issuances under the Company’s employee stock purchase plan.

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

Cash provided by operating activities was $1.4 million and $3.6 million for the three months ended June 30, 2009 and 2008, respectively. Net cash provided during the three months ended June 30, 2009 was largely attributable to the positive cash flow generated from the $2.1 million current quarter collection of accounts receivable, $694 thousand in depreciation and amortization, $684 thousand in accrued payroll and wage-related liabilities and $339 thousand in stock-based compensation expense. These cash inflows were offset by cash outflows related to the $1.3 million current quarter operating loss, a $935 thousand increase in deferred tax assets and a $521 thousand decrease in accounts payable and accrued expenses.

Net cash provided during the three months ended June 30, 2008 was largely attributable to the $24.7 million goodwill and intangible asset impairment charge being a non cash activity, $1.8 million in accruals related to salaries and wages, commissions and the Company’s 2008 performance-based bonus plans, $439 thousand in stock-based compensation and $1.0 million in depreciation and amortization. These inflows were offset by an increase in the Company’s deferred tax assets of $4.4 million in connection with the impairment charges and related net loss and an increase in account receivable balances of $261 thousand.

Cash used in operating activities was $1.0 million and $127 thousand for the six months ended June 30, 2009 and 2008, respectively. Net cash used in operating activities during the six months ended June 30, 2009 was the result of outflows attributable to the reported year-to-date loss of $1.7 million, an increase in the Company’s deferred tax assets of $1.3 million in connection with the reported year-to-date net loss, an $812 thousand increase in prepaid expenses in connection with the annual renewal of the Company’s current year insurance premiums, $743 thousand in net payments of salaries and wage- related expenses including bonus payments under the Company’s 2008 performance-based bonus and commission plans and a $543 thousand decrease in accounts payable and accrued expenses. These outflows were largely offset by positive inflows of cash including $1.4 million in depreciation and amortization expense, a $1.8 million decrease in accounts receivable and $684 thousand in stock-based compensation.

Net cash used in operating activities during the six months ended June 30, 2008 was the result of outflows attributable to the reported year-to-date loss of $19.9 million, an increase in the Company’s deferred tax assets of $4.4 million in connection with the impairment charges and related net loss, a $1.0 million increase in accounts receivable balances in connection with the Company’s revenue growth and $2.2 million in net payments of salaries and wage-related expenses including bonus payments under the Company’s 2007 performance-based bonus plans and commissions. These outflows were largely offset by positive inflows of cash related to the $24.7 million goodwill and intangible asset impairment charge, $2.1 million in depreciation and amortization expense of which a significant portion of the amortization expense related to the 2007 Acquisitions and $913 thousand in stock-based compensation.

Net cash used in investing activities was $424 thousand and $96 thousand during the three months ended June 30, 2009 and 2008, respectively. Cash used in investing activities for the three months ended June 30, 2009 was the direct result of $424 thousand in net purchases of marketable securities during the period. Cash used in investing activities for the three months ended June 30, 2008 was primarily attributable to net purchases of marketable securities and purchases of property and equipment.

Net cash (used in) provided by investing activities was $(2.1) million and $1.6 million during the six months ended June 30, 2009 and 2008, respectively. Cash used in investing activities for the six months ended June 30, 2009 was primarily the result of $2.0 million in net purchases of marketable securities. Cash provided by investing activities for the six months ended June 30, 2008 was attributable to $1.9 million in net redemptions of marketable securities, which were offset by capital expenditures of $194 thousand and cash outlays related to other direct costs associated with the Vertical Pitch Acquisition of $114 thousand.

As of June 30, 2009, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash (used in) provided by financing activities was $(147) thousand and $467 thousand in the three-month periods ended June 30, 2009 and 2008, respectively. Additionally, net cash (used in) provided by financing activities was $(180) thousand and $654 thousand for the six months ended June 30, 2009 and 2008, respectively. The net cash provided by financing activities in each of the reported three- and six-month periods is primarily the result of inflows of cash received in connection with stock option exercises and proceeds from the Company’s employee stock purchase program. These inflows were offset by outflows related to repurchases of common stock and principal payment on capital lease obligations in each of the respective three- and six-month periods ended June 30, 2009 and 2008. The Company repurchased 79 thousand and 114 thousand shares of its common stock during the three- and six-month periods ended June 30, 2009, respectively at an aggregate purchase value of $214 thousand and $311 thousand, respectively. During 2008, the Company did not repurchase any shares of its common stock during the three-month period ended June 30, 2008. During the six-month period ended June 30, 2008, the Company repurchased 500 shares of its common stock at an aggregate purchase value of $3 thousand.

Our combined cash and cash equivalents increased by $801 thousand and $4.0 million during the three-month periods ended June 30, 2009 and 2008, respectively. During the six-month periods ended June 30, 2009 and 2008, our combined cash and cash equivalents (decreased) increased by $ (3.3) million and $2.1 million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $23.2 million and $22.8 million as of June 30, 2009 and 2008, respectively.

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

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principle balances. As of June 30, 2009, our outstanding obligations under our Capital Lease Arrangements totaled $529 thousand. Of this amount, $221 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. In each of the comparative three- and six-month period ended June 30, 2009 and 2008, the Company made payments of principal and interest totaling $63 thousand and $125 thousand under the Capital Lease Arrangements.

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

Recent Accounting Pronouncements

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the provisions of SFAS No. 168 during the third quarter of 2009. Our adoption of SFAS No. 168 will not have a material impact upon our financial statements or financial condition.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statement included elsewhere herein.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods, as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP No. FAS 107-1 and APB 28-1 did not materially impact its financial condition, results of operations or cash flows, the Company is now required to provide additional disclosures, which are included in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statement included elsewhere herein.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2009 outlook, future revenue and growth, cost savings and cost control efforts, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, training and new service offerings, significant customers, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs . In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “encourage,” “opportunity,” “goal,” “objective,” “quality,” “growth,” “leader,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” “expand,” “expanded,” “focus,” “build,” “through,” “strategy,” “expiration,” “provide,” “offer,” “maximize,” “allow,” “assessment,” “represent,” “commitment,” “create,” “implement,” “result,” “seeking,” “increase,” “add,” “establish,” “pursue,” “feel,” “work,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Enterprise Performance Management (“EPM”) solutions, custom development and system integration services and/or declines in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving economic, geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; and/or (11) the failure of the marketplace to embrace specialty consulting services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2008 Annual Report on Form 10-K filed with the SEC on March 10, 2009. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and six-month periods ended June 30, 2009 and 2008. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and six-month periods ended June 30, 2009 and 2008.

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

The following table presents the aggregate quarterly repurchases under the Amended Stock Repurchase Program during the second quarter ended June 30, 2009:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
April	0	$0.00	0	$3,297,539
May	42,000	$2.63	42,000	$3,187,055
June	36,600	$2.83	36,600	$3,083,507

Total	78,600	$2.72	78,600	$3,083,507

(1) – Based upon trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information related to our 2009 Annual Meeting of Stockholders is incorporated by reference to the Current Report on Form 8-K we filed with the SEC on June 11, 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Second Amendment to Employment Agreement dated June 12, 2007, by and between Edgewater Technology, Inc. and David Gallo.

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

* - Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 7, 2009	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2009	/s/ KEVIN R. RHODES
Kevin R. Rhodes
Chief Financial Officer (principal financial officer)

Date: August 7, 2009	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Accounting Officer (principal accounting officer)