Form 10-Q
period 2009-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2009-11-06
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 23, 2009 was 12,143,724.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,268	$13,618
Marketable securities	12,360	10,948
Accounts receivable, net of allowance of $528 and $437, respectively	8,696	11,683
Current portion of deferred income taxes, net	942	942
Prepaid expenses and other current assets	1,708	782

Total current assets	34,974	37,973

Property and equipment, net	3,318	4,013
Intangible assets, net	2,193	3,592
Goodwill	130	—
Deferred income taxes, net	22,825	21,451
Other assets	96	41

Total assets	$63,536	$67,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,955	$3,692
Accrued payroll and related liabilities	2,590	3,893
Deferred revenue and other liabilities	885	892
Capital lease obligations, current	224	215

Total current liabilities	6,654	8,692
Capital lease obligations	250	420

Total liabilities	6,904	9,112

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2009 and December 31, 2008, 12,097 and 12,162 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	297	297
Paid-in capital	213,477	213,354

Treasury stock, at cost, 17,639 and 17,574 shares at September 30, 2009 and December 31, 2008, respectively	(125,850)	(126,382)
Retained deficit	(31,292)	(29,311)

Total stockholders’ equity	56,632	57,958

Total liabilities and stockholders’ equity	$63,536	$67,070

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Revenue:
Service revenue	$10,852	$17,039	$35,421	$53,134
Software revenue	154	122	617	824
Reimbursable expenses	771	1,184	2,656	3,461

Total revenue	11,777	18,345	38,694	57,419

Cost of revenue:
Project and personnel costs **	6,667	9,613	23,600	30,797
Software costs	147	81	464	643
Reimbursable expenses	771	1,184	2,656	3,461

Total cost of revenue	7,585	10,878	26,720	34,901

Gross profit	4,192	7,467	11,974	22,518

Operating expenses:
Selling, general and administrative **	4,139	5,925	13,536	18,429
Depreciation and amortization	690	853	2,092	2,934
Impairment of goodwill and other intangible assets	—	—	—	24,740

Total operating expenses	4,829	6,778	15,628	46,103

Operating (loss) income	(637)	689	(3,654)	(23,585)

Other (expense) income, net	(8)	97	105	413

(Loss) income before income taxes	(645)	786	(3,549)	(23,172)
Income tax benefit	(396)	(2)	(1,568)	(4,073)

Net (loss) income	$(249)	$788	$(1,981)	$(19,099)

(Loss) income per share:
Basic net (loss) income per share of common stock	$(0.02)	$0.06	$(0.16)	$(1.46)

Diluted net (loss) income per share of common stock	$(0.02)	$0.06	$(0.16)	$(1.46)

Shares used in computing basic net (loss) income per share of common stock	12,063	13,035	12,072	13,105

Shares used in computing diluted net (loss) income per share of common stock	12,063	13,177	12,072	13,105

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$58	$65	$205	$304
Selling, general and administrative	165	234	702	908

Total stock-based compensation	$223	$299	$907	$1,212

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(249)	$788	$(1,981)	$(19,099)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	690	853	2,092	2,934
Provision for doubtful accounts	38	38	114	113
Deferred income taxes	(114)	(78)	(1,374)	(4,468)
Stock-based compensation	223	299	907	1,212
Amortization of marketable securities premiums, net	86	9	193	150
Excess tax benefits from stock options	—	2	—	(6)
Impairment of goodwill and other intangible assets	—	—	—	24,740
Loss on disposal of fixed assets	34	—	34	—
Changes in operating accounts:
Accounts receivable	1,102	700	2,873	(342)
Prepaid expenses and other assets	(169)	95	(981)	86
Accounts payable and accrued liabilities	(324)	(618)	(867)	(1,044)
Accrued payroll and related liabilities	(560)	345	(1,303)	(1,840)
Deferred revenue and other liabilities	(22)	(18)	(7)	(148)

Net cash provided by (used in) operating activities	735	2,415	(300)	2,288

Net cash used in discontinued operating activities	—	—	—	(8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	4,999	6,726	15,867	23,659
Purchases of marketable securities	(4,565)	(6,428)	(17,472)	(21,458)
Acquisitions and contingent earnout payments	—	(962)	—	(1,076)
Purchases of property and equipment	(11)	(83)	(32)	(277)

Net cash provided by (used in) investing activities	423	(747)	(1,637)	848

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(55)	(50)	(161)	(150)
Proceeds from employee stock purchase plans and stock option exercises	90	191	327	940
Excess tax benefits from stock options	—	(2)	—	6
Repurchases of common stock	(268)	(3,556)	(579)	(3,559)

Net cash used in financing activities	(233)	(3,417)	(413)	(2,763)

Net increase (decrease) in cash and cash equivalents	925	(1,749)	(2,350)	365
CASH AND CASH EQUIVALENTS, beginning of period	10,343	9,743	13,618	7,629

CASH AND CASH EQUIVALENTS, end of period	$11,268	$7,994	$11,268	$7,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$43	$152	$428	$477

Cash receipts from related parties	$6	$41	$52	$131

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent earnout consideration payable to Lynx (Note 6)	$130	$150	$130	$150

Forfeiture of restricted stock awards	$(47)	$—	$(47)	$—

Shares surrendered to cover option exercise	$—	$—	$—	$46

Accrued Vertical Pitch acquisition-related receivable	$—	$29	$—	$29

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

Edgewater Technology, Inc. (NASDAQ: EDGW) is an innovative technology management consulting firm providing a synergistic blend of specialty information technology (“IT”) services primarily in the North American market. Our business strategy is to position our Company as the leading provider of specialty IT services, providing a range of business and technology offerings. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of business specific vertical offerings and advanced product technology horizontal offerings. This approach enables Edgewater to progress up the IT services pyramid and provides a measure of influence over the sourcing of integration and software builds. Headquartered in Wakefield, Massachusetts, as of September 30, 2009, our Company employed approximately 185 consulting professionals.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 5, 2009, the day prior to the issuance of these financial statements. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

3. EMPLOYEE SHARE-BASED COMPENSATION PLANS:

Overview

The Company accounts for stock-based compensation by recognizing compensation expense from all share-based payment transactions in the financial statements. We apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

Option Plans (Excluding Restricted Share Awards)

As of September 30, 2009, the Company has four share-based compensation plans: the Amended and Restated 1996 Stock Option Plan, the Amended and Restated 2000 Option Plan, the 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan, which are collectively referred to as the “Equity Plans.” The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

The Company granted 155,687 stock options under the Equity Plans during the nine-month period ended September 30, 2009 (excluding restricted share awards, if any). The Company granted 136,466 stock options during the nine-month period ended September 30, 2008. The options granted in were principally issued as part of the Company’s Board of Director compensation program.

The weighted-average grant-date fair value of all options granted (excluding restricted share awards, if any) was $1.12 and $1.02 during the three- and nine-month periods ended September 30, 2009, respectively. The weighted-average grant-date fair value of all options granted during the nine-month period ended September 30, 2008 was $1.78. The fair value of the 2009 and 2008 option grants was determined based upon the following weighted average variables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected volatility	52.3%	—	50.9%	41.8%
Expected dividend yield	0%	—	0%	0%
Expected life (in years)	3.37	—	3.38	3.64
Risk-free interest rate	1.8%	—	2.4%	3.7%

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of September 30, 2009, and changes during the quarter then ended is as follows:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)

Outstanding at January 1, 2009	3,717,868	$5.90	3.37	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(100,827)	5.64

Outstanding at March 31, 2009	3,617,041	$5.91	3.17	$22
Granted	120,000	2.60
Exercised	—	—
Forfeited or expired	(126,957)	6.49

Outstanding at June 30, 2009	3,610,084	$5.78	2.99	$—
Granted	35,687	2.89
Exercised	—	—
Forfeited or expired	(114,445)	6.28

Outstanding at September 30, 2009	3,531,326	$5.73	2.67	$82

Vested and expected to vest at September 30, 2009	3,407,828	$5.73	2.73	$63

Exercisable at September 30, 2009	3,066,000	$5.75	2.29	$11

No stock options were exercised during the three- and nine-month periods ended September 30, 2009. The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2008 was approximately $11 thousand and $108 thousand, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

Restricted Share Awards

The 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan (the “Restricted Share Plans”) also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the per share par value of the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of September 30, 2009, 95,730 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the three- and nine-month periods ended September 30, 2009 and 2008.

A summary of non-vested restricted share activity under the Restricted Share Plans as of September 30, 2009, and changes during the quarter then ended is as follows:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	152,020	$6.27
Granted	—	—
Vested	(25,280)	6.23
Forfeited or expired	—	—

Outstanding at March 31, 2009	126,740	$6.32
Granted	—	—
Vested	(18,920)	6.00
Forfeited or expired	—	—

Outstanding at June 30, 2009	107,820	$6.38
Granted	—	—
Vested	(6,250)	5.32
Forfeited or expired	(5,840)	6.85

Outstanding at September 30, 2009	95,730	6.42

Vested and expected to vest at September 30, 2009	95,730	$6.38

The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2009 was $33 thousand and $304 thousand, respectively. The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2008 was $33 thousand and $484 thousand, respectively.

Employee Stock Purchase Plan

The 2008 ESPP Plan offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employee’s annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP Plans are designed to qualify for certain tax benefits for employees under Section 423 of the Internal Revenue Code. The 2008 ESPP Plan allows a maximum of 500,000 shares to be purchased by employees and as of September 30, 2009, approximately 355,335 shares were available for future issuance.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

The fair value of each offering under the 2008 ESPP Plan is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility and other factors.

Company employees were issued 40 thousand and 145 thousand shares of the Company’s common stock during the three and nine months ended September 30, 2009. The issue price of the shares of the Company’s common stock purchased in connection with the July 2009, April 2009 and January 2009 ESPP offerings was $2.24, $2.19 and $2.36 per share, respectively, and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the following table, was $0.79, $0.65 and $0.99 per share, respectively.

	July 2009 ESPP Offering	April 2009 ESPP Offering	January 2009 ESPP Offering
Expected volatility	74.7%	41.9%	119.0%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.2%	0.2%	0.1%

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $223 thousand and $907 thousand in the three- and nine-month periods ended September 30, 2009, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $299 thousand and $1.2 million in the three- and nine-month periods ended September 30, 2008, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $90 thousand and $327 thousand during the three- and nine-month periods ended September 30, 2009, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $191 thousand and $940 thousand during the three- and nine-month periods ended September 30, 2008, respectively. There were no stock option exercises during the three- and nine-month periods ended September 30, 2009 and accordingly, there was no related tax (provision) benefit recognized by the Company in either period. The related tax (provision) benefit was approximately $(2) thousand and $6 thousand for the three- and nine-month periods ended September 30, 2008, respectively.

As of September 30, 2009, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.5 million and is expected to be recognized over a period of 3.5 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

4. INCOME TAXES:

The Company recorded a tax benefit of $396 thousand and $1.6 million during the three- and nine-month periods ended September 30, 2009, respectively. The Company recorded a tax benefit of $2 thousand and $4.1 million during the three- and nine-month periods ended September 30, 2008, respectively. The reported income tax benefit for the three- and nine-month periods ended September 30, 2009 also includes expense for penalties and interest and $42 thousand of interest income related to a tax refund received on an amended 1999 federal income tax return. The reported tax benefit for the three- and nine-month periods ended September 30, 2009 is based upon an annualized estimated effective tax rate of 40.2% related to our combined federal and state income taxes. The reported tax benefit for the three- and nine-month periods ended September 30, 2008 is based upon an estimated effective income tax rate of 17.7% related to our combined federal and state income tax rates for our operating results, offset by a benefit derived from the goodwill impairment charge recorded during the second quarter of 2008.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INCOME TAXES: (Continued)

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

5. MARKETABLE SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

Marketable Securities: We utilize the following valuation hierarchy for disclosure of the inputs to valuation used to measure fair value in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following tables represent the Company’s fair value hierarchy for its marketable securities as of September 30, 2009 and December 31, 2008. All of the below listed marketable securities are classified as Level 2 securities within the fair value hierarchy.

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Government obligations	$12,360	$12	$—	$12,372

Total marketable securities	$12,360	$12	$—	$12,372

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Commercial paper	$3,736	$14	$—	$3,750
Government obligations	7,212	43	—	7,255

Total marketable securities	$10,948	$57	$—	$11,005

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. MARKETABLE SECURITIES AND OTHER FINANCIAL INSTRUMENTS: (Continued)

Amortization expense related to the net discounts on our held-to-maturity securities was $86 thousand and $193 thousand for the three- and nine-month periods ended September 30, 2009, respectively. Amortization expense related to the net discounts on our held-to-maturity securities was $65 thousand and $243 thousand for the three- and nine-month periods ended September 30, 2008, respectively.

Other Financial Instruments: As of September 30, 2009 and December 31, 2008, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term capital lease obligations, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments and our best estimate of interest rates currently available for similar debt instruments.

6. GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying values of our goodwill and other intangible assets for the nine months ended September 30, 2009 are as follows:

	Nine Months Ended September 30, 2009
	Goodwill	Intangible Assets	Total
	(In Thousands)
Balance at January 1, 2009	$—	$3,592	$3,592
Add: contingent earnout consideration	130	—	130
Less: amortization	—	(1,399)	(1,399)

Balance at September 30, 2009	$130	$2,193	$2,323

Goodwill - Contingent Earnout Consideration: On September 24, 2007, the Company acquired substantially all of the assets of Lynx Business Intelligence Consulting, Inc. (“Lynx”), pursuant to the terms of an Asset Purchase Agreement (the “Lynx Acquisition”). Additionally, an earnout agreement was entered into in connection with the Lynx Acquisition, and it specifies additional earnout consideration that could be payable to Lynx. Earnout payments are conditioned upon the attainment of certain performance measurements for the Lynx business over a 12- to 24-month period from the date of the acquisition. On September 23, 2009, Lynx completed its second and final twelve-month earnout period, during which certain of the required performance measurements were achieved. Accordingly, the Company, as of September 30, 2009, has recorded $130 thousand in contingent earnout consideration payable to Lynx directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill on the Company’s balance sheet as of September 30, 2009. The Company expects to pay Lynx the contingent earnout consideration, in cash, during the fourth quarter of 2009.

Intangible Assets: We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Total amortization expense was $466 thousand and $1.4 million during the three- and nine-month periods ended September 30, 2009, respectively. Total amortization expense was $600 thousand and $2.1 million during the three- and nine-month periods ended September 30, 2008, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire between 2009 and 2012.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. GOODWILL AND INTANGIBLE ASSETS: (Continued)

Estimated annual amortization expense for the current year and the following three years ended December 31, is as follows:

Amortization Expense
(In Thousands)

2009	$1,790
2010	$878
2011	$553
2012	$371

7. STOCK REPURCHASE PROGRAM:

On September 23, 2009, the Board authorized an extension of the repurchase period of the Company’s Stock Repurchase Program (the “Repurchase Program”) from September 24, 2009 to September 23, 2010, while maintaining the Repurchase Program’s cumulative maximum dollar repurchase limitation.

The Company repurchased a total of 204,316 shares of common stock during the nine-month period ended September 30, 2009, at an aggregate purchase price of $579 thousand. Since the initiation of the Stock Repurchase Program in December 2007, the Company has repurchased a total of 1.5 million shares at an aggregate purchase price of $5.7 million.

8. LOSS PER SHARE:

A reconciliation of net loss and weighted-average shares used in computing basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
Basic (loss) income per share:
Net (loss) income applicable to common shares	$(249)	$788	$(1,981)	$(19,099)

Weighted average common shares outstanding	12,063	13,035	12,072	13,105

Basic (loss) income per share of common stock	$(0.02)	$0.06	$(0.16)	$(1.46)

Diluted (loss) income per share:
Net (loss) income applicable to common shares	$(249)	$788	$(1,981)	$(19,099)

Weighted average common shares outstanding	12,063	13,035	12,072	13,105
Dilutive effect of stock options	—	142	—	—

Weighted average common shares, assuming dilutive effect of stock options	12,063	13,177	12,072	13,105

Diluted (loss) income per share of common stock	$(0.02)	$0.06	$(0.16)	$(1.46)

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. LOSS PER SHARE: (Continued)

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation in both of the three- and nine-month periods ended September 30, 2009 would have increased by approximately 3.3 million shares. The diluted computation would have increased by approximately 2.9 million and 2.6 million in the three- and nine-month periods ended September 30, 2008. Options to purchase approximately 17 thousand and 9 thousand shares of common stock that were outstanding during the three- and nine-month periods ended September 30, 2009, respectively, were not included in the computation of diluted net loss per share due to the reported loss during the respective periods. Similarly, options to purchase approximately 306 shares of common stock that were outstanding during the nine-month period ended September 30, 2008 were not included in the computation of diluted net loss per share due to the reported loss during the 2008 year-to-date period. As of September 30, 2009 and 2008, there were approximately 3.6 million and 4.2 million share-based awards outstanding under the Company’s Equity Plans, respectively.

9. RESTRUCTURING CHARGES:

In April 2009, the Company initiated cost savings measures, including a reduction of staff, targeted at maintaining operating costs in line with revenue expectations. The measures taken by the Company resulted in severance costs totaling $387 thousand. All related severance costs were accrued by the Company during the second quarter and were recorded as a part of either cost of revenue or selling, general and administrative expense. Severance costs recorded to cost of revenue and selling, general and administrative expenses totaled $375 thousand and $12 thousand, respectively. As of September 30, 2009, the Company has a remaining severance accrual balance of $27 thousand representing the severance costs to be paid during the fourth quarter of 2009.

10. RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is codified in the ASC under Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). ASC Topic 105 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of ASC Topic 105 during the third quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is now codified in the ASC under Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of ASC Topic 855 as of June 30, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 2.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now codified in the ASC under Topic 825, “Financial Instruments” (“ASC Topic 825”). This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company in the quarter ended June 30, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 5.

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

Factors Influencing Our Results of Operations

Revenue. For the three- and nine-month periods ended September 30, 2009 and 2008, revenue from technical consulting engagements, enterprise performance management consulting engagements and business consulting engagements represented the following:

	Technical Consulting Engagements	Enterprise Performance Management Consulting Engagements	Business Consulting Engagements
Three months ended September 30,
2009	25.7%	72.4%	1.9%
2008	31.1%	61.7%	7.2%

Nine months ended September 30,
2009	29.3%	66.9%	3.8%
2008	36.2%	57.1%	6.7%

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 91.1% and 94.2% of service revenue for the three- and nine-month periods ended September 30, 2009, respectively. Time and materials-based contracts represented 96.7% and 97.0% of service revenue for the three- and nine-month periods ended September 30, 2008, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 5.9% and 3.2% of service revenue for the three- and nine-month period ended September 30, 2009. Fixed-price contracts represented 0.9% and 0.8% of service revenue for the three- and nine-month period ended September 30, 2008, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 3.0% and 2.6% of service revenue for the three- and nine-month periods ended September 30, 2009, respectively. Fixed-fee contracts represented 2.4% and 2.2% of service revenue for the three- and nine-month periods ended September 30, 2008, respectively.

Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity occurring in the industries and markets that they serve. With the general economic slowdown that the U.S. economy has experienced in the last year, we have seen clients utilizing a variety of initiatives to reduce external IT spending. This has led to a decrease in revenues for our three- and nine-month periods ended September 30, 2009, as compared to corresponding 2008 periods. A continued decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin.

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

We have responded to these developments by increasing our training and development in new service offerings, and focusing our sales efforts on technologies that we believe the market will embrace or deem critical to their IT objectives and operating strategies. We also have increased cross-disciplinary training for our personnel in both Vertical Service Offering services and Horizontal Service Offering services, due to the emerging overlap of customer demand for services that involve multiple components of our premium IT service offerings. While we expect to continue to pursue these efforts and objectives to further our goal to provide new services and offerings on a proactive basis, if there is a sustained economic cycle that produces decreasing demand for external IT services, we may counter-balance any such decline with cost-savings initiatives to manage our expenses as a percentage of revenue accordingly. The principal components of operating expenses that affect our results are described below.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable resources. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2009, Compared to Results for the Three and Nine Months Ended September 30, 2008,” included elsewhere in this Quarterly Report on Form 10-Q.

Impairment for the Period Ending June 30, 2008. Following the second quarter of 2008, as a result of the present environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since December of 2007, the Company determined that it had identified an impairment triggering event. Therefore, the Company initiated an interim review of the carrying value of our goodwill and other intangible asset balances for possible impairment in accordance with the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” and ASC Topic 360, “Property, Plant and Equipment.” The review for impairment indicated that the carrying value of both the goodwill and intangible assets were impaired as of June 30, 2008. Based upon the results of the valuation techniques utilized, the Company recognized impairment charges of $23.5 million and $1.2 million during the three months ended June 30, 2008 related to goodwill and other intangible assets, respectively.

Results for the Three and Nine Months Ended September 30, 2009, Compared to Results for the Three and Nine Months Ended September 30, 2008

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Service revenue	92.2%	92.9%	91.5%	92.6%
Software revenue	1.3%	0.6%	1.6%	1.4%
Reimbursable expenses	6.5%	6.5%	6.9%	6.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	56.7%	52.4%	61.0%	53.7%
Software costs	1.2%	0.4%	1.2%	1.1%
Reimbursable expenses	6.5%	6.5%	6.9%	6.0%

Total cost of revenue	64.4%	59.3%	69.1%	60.8%

Gross Profit	35.6%	40.7%	30.9%	39.2%

Operating expenses:
Selling, general and administrative	35.1%	32.3%	35.0%	32.1%
Depreciation and amortization	5.9%	4.6%	5.4%	5.1%
Impairment charges	—	—%	—	43.1%

Total operating expenses	41.0%	36.9%	40.4%	80.3%

Operating (loss) income	(5.4)%	3.8%	(9.5)%	(41.1)%

Other (expense) income, net	(0.1)%	0.5%	0.3%	0.7%

(Loss) income before income taxes	(5.5)%	4.3%	(9.2)%	(40.4)%
Income tax benefit	(3.4)%	—%	(4.1)%	(7.1)%

Net (loss) income	(2.1)%	4.3%	(5.1)%	(33.3)%

Revenue. Total revenue decreased by $6.5 million, or 35.8%, to $11.8 million for the three-month period ended September 30, 2009, compared to total revenue of $18.3 million in the three-month period ended September 30, 2008. Total revenue decreased by $18.7 million, or 32.6%, to $38.7 million for the nine-month period ended September 30, 2009, compared to total revenue of $57.4 million in the nine-month period ended September 30, 2008.

During the three-month period ended September 30, 2009, service revenue, excluding software and reimbursable expense revenue, decreased by $6.1 million, or 36.3%, to $10.9 million compared to service revenue of $17.0 million in the three-month period ended September 30, 2008. Similarly, service revenue in the nine-month period ended September 30, 2009 decreased by $17.7 million, or 33.3%, to $35.4 million compared to service revenue of $53.1 million in the nine-month period ended September 30, 2008. The decline in total revenue and service revenue in both the current quarter and year-to-date periods is reflective of the combined effect of current economic and external IT spending trends, which have lead to 1) a decrease in service revenue attributable to certain of our historically larger accounts within our technology service offerings; 2) the absence of follow-on service revenue following the successful completion of projects during the fourth quarter of 2008 and the first nine months of 2009 that we have not been able to fully replace due to external IT spending trends; and 3) a slower than anticipated cyclical recovery in our EPM-related service offerings during the second and third quarters of 2009. Our EPM-related offerings tend to have a slower first quarter followed by stronger second and third quarters. We believe that in the current economic landscape, companies have reduced capital budgets and have been hesitant to initiate new or additional phases of projects. As a result, these conditions have had an adverse impact on our ability to generate recurring service revenue in current quarter and year-to-date period, as compared to service revenue generated in the comparative 2008 periods.

The comparative quarterly and year-to-date fluctuations in our service revenue are largely attributable to changes in our customers buying habits specific to our classic technology consulting service offerings and our long-term technology maintenance engagements. Traditionally, our classic technology consulting offerings have centered upon long-term system designs and builds. With the current macroeconomic environment, customer cutbacks in classic IT services have drastically reduced these opportunities in terms of size, scope and timing. This is reflected in our classic IT consulting engagements becoming more concentrated in our newer, shorter-term, specialized projects around a core product set. The loss of classic technology consulting engagements is the primary driver of our comparative revenue decline in quarterly and year-to-date periods of 2009. In advance of, and during, this macroeconomic decline, we have taken proactive measures to match the dramatic shift in our revenue mix. We have expanded our service offerings and capabilities, implemented training initiative in late 2007 and 2008 and initiated cost and staff reduction initiatives targeted at aligning our operating expenses with our anticipated service revenues.

In connection with the pullback in classic IT spending, our EPM-related offerings have become the major portion of service revenues during the quarterly and year-to-date periods of 2009. EPM-related engagements, which represent 66.9% of our service revenue during the nine months ended September 30, 2009, have always reflected the profile of the project-types that are currently selling in the classic IT arena. EPM engagements are naturally smaller in size and have shorter project cycles than our historic classic technology consulting projects. Our EPM business remains strong, despite the general malaise of the current economy. We have not seen the same secular and economic shifts that are affecting our classic IT consulting engagements, impacting our EPM-related services. While we cannot estimate when the current economic conditions that are negatively impacting our business will reverse, we believe that we have stabilized the Company and are positioned to capitalize on opportunities as conditions improve.

Utilization, which is the rate at which we are able to generate revenue from our consultants, amounted to 65.1% during the third quarter of 2009 compared to 71.9% during the third quarter of 2008. On a year-to-date basis, utilization for the first nine months of 2009 amounted to 65.1% compared to utilization of 75.2% during the first nine months of 2008. We typically target utilization in a range from 75%-80%. This objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. Our current quarter and year-to-date utilization is below the historical target range. The drop in our utilization rate below our target rate during the current quarter and 2009 year-to-date period is attributable to the factors described above and under “—Business Overview; Factors Influencing Our Results of Operations; Revenue.” To offset this decline in utilization, the Company has proactively managed billable consultant headcount to anticipated revenue. To that end, our third quarter 2009 utilization rate has improved slightly from that reported in the second quarter of 2009. We believe that our fourth quarter utilization will be similar to our third quarter rate. See also “—Billable Consultants; Staff Data” below.

Annualized service revenue per billable consultant, as adjusted for utilization, was $352 thousand, during the quarterly period ended September 30, 2009 compared to $354 thousand during the same 2008 quarterly period. This metric reflects the shift in our revenue to a greater mix of high-end EPM consulting services, which services have higher consultant billing rates than our other offerings and remains a solid measure of our performance in a tough environment.

Software revenue, which is directly attributable to our EPM offerings, was $154 thousand and $617 thousand, respectively, during the three- and nine-month periods ended September 30, 2009 as compared to $122 thousand and $824 thousand in the comparative 2008 quarterly and year-to-date periods, respectively. Software revenue is expected to fluctuate between quarters depending on our customers’ demand for such third-party off-the-shelf software. Gross profit margins on software sales are generally much lower than gross margins on consulting services.

Generally, we are reimbursed for out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue amounted to $771 thousand and $2.7 million during the three- and nine-month periods ended September 30, 2009, respectively compared to $1.2 million and $3.5 million during the three- and nine-month periods ended September 30, 2008, respectively. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

During the current quarter, we entered into service arrangements with 18 new customers, bringing our year-to-date total of new customer engagement to 52. Comparatively, in the 2008 quarterly and year-to-date periods, we secured engagements with 32 and 64 new customers, respectively. The number of customers the Company served during the nine-month period ended September 30, 2009 totaled 229, as compared to 281 customers during the comparative 2008 nine-month period. This year-over-year change is a result of a general slowdown in IT spending for new projects, delays in proposal decisions for IT service project commitments due to a challenging economic climate and a shift in our revenue mix towards a greater concentration of EPM-related consulting engagements.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, the Company reduced cost of revenue by $3.3 million, or 30.3%, to $7.6 million for the three-month period ended September 30, 2009 as compared to $10.9 million in the comparative quarterly period of 2008. Similarly, cost of revenue declined by $8.2 million, or 23.4%, to $26.7 million for the nine-month period ended September 30, 2009 as compared to total cost of revenue of $34.9 million in the nine-month period ended September 30, 2008.

Both the current quarter and year-to-date periodic changes in reported cost of revenue, on an absolute dollar basis, is directly attributable to the year-over-year fluctuations in billable consultant resources. The Company maintained 185 billable consultants as of September 30, 2009 compared to 261 billable consultants September 30, 2008. The change in billable consultant resources is primarily a result of the cost reduction initiatives enacted by the Company during the latter half of 2008 and through April of 2009. See “—Billable Consultants; Staff Data” below.

As a percentage of total revenue, total cost of revenue was 64.4% and 69.1% during the three- and nine-month periods ended September 30, 2009, respectively, compared to 59.3% and 60.8% during the comparative 2008 quarterly and year-to-date periods, respectively. A significant portion of our cost of revenue is attributable to project and personnel costs. Project and personnel costs represented 56.7% and 61.0% of total revenue during the three- and nine-month periods ended September 30, 2009, as compared to 52.4% and 53.7% of total revenue during the comparative three- and nine-month periods of 2008. The 2009 periodic increases, as a percentage of total revenue, are attributable to both the year-over-year changes in total revenue and the lower utilization rate for our billable consultants during the current quarter and year-to-date periods. Our utilization rates during the three- and nine-month periods of 2009 have been negatively impacted by excess capacity in connection with the revenue and sales trends described above under “— Revenue.”

Software costs amounted to $147 thousand and $464 thousand during the three- and nine-month periods ended September 30, 2009, respectively, as compared to software costs of $81 thousand and $643 thousand during the three- and nine-month periods ended September 30, 2008, respectively. Software costs are expected to fluctuate between quarters depending on our customers demand for EPM-related software. Reimbursable expenses decreased by $413 thousand, or 34.9%, to $771 thousand during the three months ended September 30, 2009 compared to reimbursable expenses of $1.2 million during the comparative 2008 quarterly period. Similarly, reimbursable expenses decreased by $805 thousand, or 23.3%, to $2.7 million during the nine months ended September 30, 2009 compared to reimbursable expenses of $3.5 million during the comparative 2008 year-to-date period. The 2009 quarterly and year-to-date decreases in reimbursable expenses are a direct result of the revenue and sales trends described above under “— Revenue.”

Gross Profit. During the three-month period ended September 30, 2009, total gross profit declined by $3.3 million, or 43.9%, to $4.2 million compared to total gross profit of $7.5 million in the three-month period ended September 30, 2008. During the nine-month period ended September 30, 2009, total gross profit decreased by $10.5 million, or 46.8%, to $12.0 million as compared to total gross profit of $22.5 million in the nine-month period ended September 30, 2008.

For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin. Gross margin, as a percentage of total revenue, decreased to 35.6% and 30.9% in the three- and nine-month periods ended September 30, 2009, respectively, compared to 40.7% and 39.2% in the comparative 2008 quarterly and year-to-date periods. The comparative quarterly decrease in gross margin were a result of the revenue and sales trends described above and under “—Revenue” and pricing pressure as a result of increased competition. Each of these was offset by lower cost of revenue. The combination of these factors led to lower than anticipated utilization rates for our billable consultants, which negatively impacted our gross margin in the three- and nine-month periods of 2009. See “—Billable Consultants; Staff Data” below.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses were reduced by $1.8 million, or 30.1%, to $4.1 million in the three-month period ended September 30, 2009 compared to SG&A expenses of $5.9 million in the three-

month period ended September 30, 2008. Similarly, SG&A expenses were reduced by $4.9 million, or 26.6% to $13.5 million during the nine-month period ended September 30, 2009 compared to SG&A expenses of $18.4 million during the nine-month period ended September 30, 2008. The comparative reductions in SG&A expenses during both the current quarter and 2009 year-to-date period is the combined result of (i) personnel reductions initiated in the latter part of 2008, which have served to reduce operations-related salary expense; (ii) reduced 2009 commissions and bonus expense as a result of the decrease in comparative quarterly and year-to-date operating performance; and (iii) a reduction in other SG&A expenses such as travel, training, marketing, recruiting and occupancy expenses resulting from the Company’s cost cutting initiatives to better align its operating cost base with its revenues. See “—Billable Consultants; Staff Data” below.

Depreciation and Amortization Expense. Depreciation and amortization expense declined by $163 thousand, or 19.1%, to $690 thousand in the quarter ended September 30, 2009 compared to $853 thousand in the quarter ended September 30, 2008. Additionally, depreciation and amortization expense declined by $842 thousand, or 28.7%, to $2.1 million during the nine-month period ended September 30, 2009 compared to $2.9 million in the nine-month period ended September 30, 2008. Amortization expense was $466 thousand and $600 thousand during the three-month periods ended September 30, 2009 and 2008, respectively. Amortization expense was $1.4 million and $2.1 million during the nine-month periods ended September 30, 2009 and 2008, respectively. The current quarter and year-to-date periodic reductions in amortization expense is primarily the result of the $1.4 million of intangible asset impairment charges recorded in 2008, which have served to reduce current year amortization expense.

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

The review for impairment indicated that the carrying value of both the goodwill and intangible assets was impaired as of June 30, 2008. Based upon the results of the valuation techniques utilized, the Company recognized an impairment charge of $24.7 million during both the three-month period ended June 30, 2008.

Operating Loss. Operating (loss) income was $(637) thousand in the three-month period ended September 30, 2009 compared to operating income of $689 thousand in the three-month period ended September 30, 2008. Similarly, the reported operating loss for the nine-month period ended September 30, 2009 improved to $(3.7) million compared to an operating loss of $(23.6) million during the nine-month period ended September 30, 2008. The current quarter and year-to-date periodic fluctuations in operating loss are a direct result of the goodwill and intangible asset impairment charges recorded in the second quarter of 2008. Additionally, the Company’s reported operating loss for the three- and nine-month periods ended September 30, 2009 can be attributed to the decline in revenue and lower billable consultant utilization rates and associated gross margins, which have been partially offset by a reduction in comparative SG&A expenses. Each factor is explained in further detail above.

Other (Expense) Income, Net. Other (expense) income, net totaled $(8) thousand and $105 thousand during the three- and nine-month periods ended September 30, 2009, respectively, compared to $97 thousand and $413 thousand during the comparative three- and nine-month periods of 2008. The 2009 current quarter and year-to-date comparative changes in other (expense) income is a direct result of the combination of lower yields on our marketable securities and the recognition of a $34 thousand loss on the disposal of certain fixed assets during the three-month period ended September 30, 2009. Market interest rates for high grade commercial bonds, commercial paper and government-backed securities have substantially declined in the 2009 comparative periods.

Tax Benefit. The Company records an income tax benefit for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax benefit of $396 thousand and $1.6 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to an income tax benefit of $2 thousand and $4.1 million during the three- and nine-month periods ended September 30, 2008, respectively. The recorded income tax benefit for the three- and nine-month periods ended September 30, 2009 represents a tax benefit based on an annualized effective income tax rate of 40.2%. The income tax provision for the three- and nine-month periods ended September 30, 2008 was determined based upon an effective income tax rate of 17.7%.

We have deferred tax assets, resulting primarily from federal net operating loss carry-forwards and future deductible timing differences related to the 2008 impairment charges recorded against certain tax-deductible intangible assets, totaling

$34.8 million, against which we have recorded a valuation allowance in the amount of $11.0 million. Our federal income tax payable amounts will be charged directly against our deferred tax asset and will not result in an annual cash outlay by the Company, except with regard to state and alternative minimum tax liabilities. The majority of the Company’s net operating loss carry-forwards are scheduled to expire on or before 2020.

Net (Loss) Income. We reported a net loss of $(249) thousand and $(2.0) million during the three- and nine-month periods ended September 30, 2009, respectively. The Company reported net income (loss) of $788 thousand and $(19.1) million during the three- and nine-month periods ended September 30, 2008, respectively. The comparative quarterly and year-to-date periodic fluctuation in net loss is a direct result of the absence, in 2009, of the impairment charges recognized in the second quarter of 2008. The current quarter and 2009 year-to-date reported net loss is due to the decline in comparative service revenue, lower billable consultant utilization rate and associated gross margin, the reduction in comparative quarterly SG&A expenses and the tax benefit recorded by the Company. Each is explained in further detail above.

Billable Consultants; Staff Data. Our billable consultant and total employee headcount as of September 30, 2009 was 185 and 244, respectively, compared to 261 and 326, respectively, at the end of the third quarter of 2008. This reflects in part the effect of carefully considered workforce reductions and, to a lesser extent, natural attrition. During 2009, the Company enacted cost savings measures consisting of billable workforce reductions and selling, general and administrative cost reductions. These cost saving measures resulted in severance obligations totaling $387 thousand, of which $360 thousand has been paid during the second and third quarters, with the remaining $27 thousand scheduled to be paid during the fourth quarter of 2009. Severance costs recorded to cost of revenue and selling, general and administrative expenses totaled $375 thousand and $12 thousand, respectively. These cost savings measures should contribute towards annualized savings of approximately $3.9 million, from which the Company began to recognize a benefit during the third quarter of 2009.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$735	$2,415	$(300)	$2,288
Discontinued operating activities	—	—	—	(8)
Investing activities	423	(747)	(1,637)	848
Financing activities	(233)	(3,417)	(413)	(2,763)

Total provided (used) during the period	$925	$(1,749)	$(2,350)	$365

As of September 30, 2009 and December 31, 2008, we had cash, cash equivalents, and marketable securities of $23.6 million and $24.6 million, respectively. Working capital, which is defined as current assets less current liabilities, decreased by $1.0 million, to $28.3 million, as of September 30, 2009 compared to $29.3 million as of December 31, 2008. The current year decrease in our cash, cash equivalents and marketable securities balance is primarily attributable to cash outflows related to broad-based payments made under our 2008 performance-based bonus plan and annual renewals of insurance premiums. These cash outlays were partially offset by collections of accounts receivable and proceeds from issuances under the Company’s employee stock purchase plan.

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

Cash flow provided by operating activities was $735 thousand and $2.4 million for the three months ended September 30, 2009 and 2008, respectively. Net cash provided during the three months ended September 30, 2009 was largely attributable to the positive cash flow generated from the $1.1 million current quarter collection of accounts receivable, $690 thousand in depreciation and amortization and $223 thousand in stock-based compensation expense. These cash inflows were offset by cash outflows related to the $249 thousand current quarter operating loss, $560 thousand in net payments of salaries and wage-related expenses including the 2008 performance-based bonus and commission payments and a $324 thousand decrease in accounts payable and accrued expenses.

Net cash flow provided during the three months ended September 30, 2008 was attributable to cash inflows of $788 thousand from current quarter operating income, $853 thousand in depreciation and amortization and $700 thousand in collections of accounts receivable balances. Additional positive inflows during the current quarter related to an increase of $345 thousand in accruals related to salaries and wages, commissions and payment to be made under the Company’s 2008 performance-based bonus plans and $299 thousand in stock-based compensation. These inflows were offset by a decrease in accounts payable balances of $618 thousand.

Cash (used in) provided by operating activities was $(300) thousand and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in operating activities during the nine months ended September 30, 2009 was the result of outflows attributable to the reported year-to-date operating loss of $2.0 million, an increase in the Company’s deferred tax assets of $1.4 million in connection with the reported year-to-date net loss, a $926 thousand increase in prepaid expenses in connection with the annual renewal of the Company’s current year insurance premiums and the pre-payment of 2009 estimated income taxes, $1.3 million in net payments of salaries and wage-related expenses including bonus payments under the Company’s 2008 performance-based bonus and commission plans and a $867 thousand decrease in accounts payable and accrued expenses. These outflows were largely offset by positive inflows of cash including a $2.9 million decrease in accounts receivable, $2.1 million in depreciation and amortization expense and $907 thousand in stock-based compensation.

Net cash provided by operating activities during the nine months ended September 30, 2008 was the result of inflows of $1.1 million in connection with our 2008 year-to-date results of operations, which is reported as our 2008 net loss of $(19.1) million, net of the $24.7 million second quarter impairment charge and the $(4.5) million increase in our deferred tax assets in connection with our 2008 impairment charge and related net loss. Additionally, we had positive cash flows of $2.9 million in depreciation and amortization expense, of which a significant portion of the amortization expense related to the 2007 Acquisitions, and $1.2 million in stock-based compensation. These inflows were offset by a decrease of $1.0 million in accounts payable balances and $1.8 million in net payments of salaries and wage-related expenses including bonus payments under the Company’s 2007 performance-based bonus plans and commissions.

Net cash provided by (used) in investing activities was $423 thousand and $(747) thousand during the three months ended September 30, 2009 and 2008, respectively. Cash provided by investing activities for the three months ended September 30, 2009 was the direct result of $434 thousand in net redemptions of marketable securities during the period. Cash used in investing activities for the three months ended September 30, 2008 was primarily attributable to the $1.0 million contingent earnout consideration paid in connection with the Alecian acquisition, which was partially offset by $298 thousand in net redemptions of marketable securities.

Net cash (used in) provided by investing activities was $(1.6) million and $848 thousand during the nine months ended September 30, 2009 and 2008, respectively. Cash used in investing activities for the nine months ended September 30, 2009 was primarily the result of $1.6 million in net purchases of marketable securities. Cash provided by investing activities for the nine months ended September 30, 2008 was attributable to $2.2 million in net redemptions of marketable securities, which were offset by the $1.0 million contingent earnout consideration paid in connection with the Alecian acquisition and capital expenditures of $277 thousand.

As of September 30, 2009, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash used in financing activities was $233 thousand and $3.4 million in the three-month periods ended September 30, 2009 and 2008, respectively. Additionally, net cash used in financing activities was $413 thousand and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. The net cash used in financing activities in each of the reported three- and nine-month periods is directly attributable to repurchases of common stock under the Company’s stock repurchase program and principal payments on capital lease obligations. The Company repurchased 89,916 and 204,316 shares of its common stock during the three- and nine-month periods ended September 30, 2009, respectively at an aggregate purchase value of $268 thousand and $579 thousand, respectively. During 2008, the Company repurchased 760,549 and 761,049 shares of its common stock during the three- and nine-month periods ended September 30, 2008, respectively, at an aggregate purchase value of $3.6 million.

Our combined cash and cash equivalents increased (decreased) by $925 thousand and $(1.7) million during the three-month periods ended September 30, 2009 and 2008, respectively. Our combined cash and cash equivalents (decreased) increased by $(2.4) million and $365 thousand during the nine-month periods ended September 30, 2009 and 2008, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $23.6 million and $20.8 million as of September 30, 2009 and 2008, respectively.

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

Acquisitions, Earnout Payments and Commitments

On September 23, 2009, Lynx completed its second and final twelve-month earnout period, during which certain of the required performance measurements were achieved. Accordingly, the Company, as of September 30, 2009, has recorded $130 thousand in contingent earnout consideration payable to Lynx directly related to the completion of the earnout period. The contingent earnout consideration recognized by the Company was recorded as an increase in goodwill on the Company’s balance sheet as of September 30, 2009. The Company expects to pay Lynx the contingent earnout consideration, in cash, during the fourth quarter of 2009.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

In December 2006, the Company entered into lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of September 30, 2009, our outstanding obligations under our Capital Lease Arrangements totaled $474 thousand. Of this amount, $224 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. In each of the comparative three- and nine-month period ended September 30, 2009 and 2008, the Company made payments of principal and interest totaling $63 thousand and $188 thousand under the Capital Lease Arrangements.

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

Recent Accounting Pronouncements

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is codified in the ASC under Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). ASC Topic 105 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of ASC Topic 105 did not have a material impact upon our financial statements of financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is now codified in the ASC under Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of ASC Topic 855 as of June 30, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now codified in the ASC under Topic 825, “Financial Instruments” (“ASC Topic 825”). This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company in the quarter ended June 30, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and nine-month periods ended September 30, 2009 and 2008. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and nine-month periods ended September 30, 2009 and 2008.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. As discussed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and herein under “Special Note Regarding Forward Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic or current reports filed with the Securities and Exchange Commission, in our Annual Report to Shareholders, in our Proxy Statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions. We are not necessarily obligated to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board authorized both an increase to and an extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million and extended the period during which purchases could be made from December 31, 2008 to September 24, 2009 (the “Repurchase Period”). On September 23, 2009, the Board authorized an extension of the Repurchase Period from September 24, 2009 to September 23, 2010, while maintaining the Stock Repurchase Program’s cumulative maximum dollar repurchase limitation.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table presents the aggregate quarterly repurchases under the Amended Stock Repurchase Program during the third quarter ended September 30, 2009:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
July	0	$0.00	0	$3,083,507
August	32,300	$2.92	32,300	$2,989,081
September	57,916	$3.00	57,916	$2,815,948

Total	89,916	$2.98	89,916	$2,815,948

(1) – Based upon trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

* - Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: November 6, 2009	/S/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2009	/S/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (principal financial and accounting officer)