Form 10-K
period 2009-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2010-03-15
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, there were 12,152,158 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2009 was approximately $30.1 million, computed based upon the closing price of $2.58 per share on June 30, 2009.

As of March 4, 2010, there were 12,208,808 shares of Common Stock of the Registrant outstanding.

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

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning (“ERP”) and Enterprise Performance Management (“EPM”) solutions, custom development and system integration services and/or declines in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to successfully integrate Fullscope, Inc. operations and realize the anticipated incremental revenues, synergies and other benefits from the Fullscope acquisition; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; and/or (11) the failure of the marketplace to embrace specialty consulting services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item IA Risk Factors.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

EDGEWATER TECHNOLOGY, INC.

Form 10-K

Annual Report

For the Year Ended December 31, 2009

PART I

AVAILABLE INFORMATION; BACKGROUND

Edgewater Technology, Inc. maintains executive offices located at 20 Harvard Mill Square, Wakefield, MA 01880-3209. Our telephone number is (781) 246-3343. Our stock is traded on the NASDAQ Global Market under the symbol “EDGW.” Our Internet address is www.edgewater.com. We make available, free of charge, on the Investor Relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Edgewater Technology, Inc. Attn: Investor Relations, 20 Harvard Mill Square, Wakefield, MA 01880-3209 or by emailing ir@edgewater.com. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we use the terms “Edgewater Technology,” “Edgewater,” “our Company,” “the Company,” “we,” “our,” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. A listing of our wholly-owned subsidiaries as of December 31, 2009 is included as Exhibit 21.1 to this Annual Report on Form 10-K (“Form 10-K”).

ITEM 1.	BUSINESS

Overview

Edgewater is a consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. We work onsite with our clients, providing services in the following primary areas:

•	Business advisory services:

•	focus on facets within mergers & acquisitions for private equity, venture and office of the Chief Financial Officer (“CFO”):

•	process, operational, and technical due diligence

•	manage and implement programs to drive financial and operational efficiencies

•	drive strategic planning, organizational integration and change, and special projects aligned with an organization’s strategic goals and industry best practice

•	provide industry driven management consulting services centered around transformational change

•	Analytics services:

•	drive the implementation of best practices through key performance metrics and benchmarks

•	provide analytics driven dashboard visualization of financial and operational data

•	set foundation for predictive analytics

•	Enterprise information management services:

•	provide industry driven master data management and data governance best practices services

•	construct enterprise data architectures and roadmaps

•	provide for all forms of data conversion, transformation and quality strategies

•	provide for comprehensive data platforms for all analytics, business intelligence and enterprise application efforts

•	Enterprise application services:

•	facilitate business transformation with enterprise application platforms

•	design and implement enterprise performance management (“EPM”) solutions for the office of the CFO

•	design and implement advanced Customer Relationship Management (“CRM”) solutions

•	design and implement Enterprise Resource Planning (“ERP”) solutions and services

•	Technology services:

•	provide technology management services from application management through infrastructure services

•	provide technology architectures and roadmaps

•	provide specialized technical strategies and solutions

•	provide custom disaster recovery and business continuity design and implementation services

Our primary target is the client who wants experienced, highly-trained talent onsite for strategic, transformational projects providing a high rate of return. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. We provide horizontal services and capabilities packaged with vertical expertise to clients in industries including, but not limited to: CPG/Manufacturing; Discrete and Process Manufacturing; Energy/Utilities; Healthcare; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets. Our EPM and EIM offerings go to market horizontally and provide highly experienced teams of product specialists who span all industries.

Industry Dynamics and Opportunity

Industry Dynamics. In today’s complex business environment, organizations are seeking specialized advisory services to set financial and operational strategies. Many of the classic providers, such as the large management consulting firms, large accounting firms, and multinational integrators only provide these specialized services as part of a larger package of services which in many cases are too slow to deploy and not discreet enough to serve the customer’s specific needs. Edgewater’s advisory services are quickly deployable and focused especially in the mid-market and by specialized service customers such as private equity and venture capital.

Strategic, financial or operational analysis always leads to ways to optimize business processes and improve the delivery of information to customers, suppliers, employees, stockholders, partners and other constituents through the use of advanced IT systems and software products. While some organizations support their IT needs and initiatives internally, many lack the resources or expertise to clearly identify opportunities for improvements and then implement them. Businesses are looking to build, integrate and implement change across their enterprise and finding the right industry, software product, and technical expertise to assist in this process is a critical decision.

Companies typically turn to consulting firms, like Edgewater, to fill these internal project gaps for a number of different reasons:

•	For deep industry, product, data and technical expertise;

•	To provide strategic consulting services in an accelerated timeframe;

•	To mitigate their business risk with focused onsite project teams;

•	To receive an outside objective perspective;

•	To provide EPM EIM-related services;

•	To provide product and services related to ERP and CRM; and/or

•	To serve as an agent to plan, manage and implement change.

We believe a structural change is taking place in the consulting industry. The change is two-fold: customer buying habits are becoming more complex and industry dynamics are evolving.

Customers with sufficient scale are looking for lower cost commodity programming services to reduce overall operational expenses and tend to look for offshore solutions. Offshore solutions are now mature, well understood and serve large-scale Business Process Outsourcing and IT service maintenance cheaply and efficiently. However, offshore solutions do not address all IT service needs. Many companies are seeking strategic consulting services to facilitate and expedite the management and implementation of smaller strategic projects, both product-based and custom vertically-focused systems. Many companies are looking to local firms to build strategic components or systems that address a specialized business problem. Strategic IT services, with its combination of business context and technology, usually proves to be the most effective solution in terms of project time and cost.

Industry Opportunity. Focused advisory services provided independent of large customary providers and larger classic business consulting engagements are exactly what many customers are looking for in times of rapid change and uncertainty. Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Technology management consulting firms deliver innovative strategic thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of appropriate technologies. We have steadily enhanced our offerings to address the evolving need for strategic advisory and IT services and plan to continue to grow our competencies in these arenas. Our goal is to provide a complete continuum of focused business services, encompassing all facets of business, through the enablement of technology.

Competitive Strengths

Edgewater offers strategic consulting services designed to assist our clients in improving financial and operational performance across their enterprise. We develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. We feel that five core values differentiate us from our competition.

These values include the following:

(1)	Delivery Excellence — Our history is built upon more than eighteen years of proven methodology and well-defined process, in addition to continually delivering business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)	Vertical Expertise — We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. We have developed core competencies in primary vertical markets such as: CPG/Manufacturing; Discrete and Process Manufacturing, Energy/Utilities; Healthcare; Higher Education; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets.

(3)	Technology Excellence — We deliver our services by blending proven strategic technologies and business practices to build scalable solutions providing a solid return on the investment. Our team of professionals has the business and technology expertise to offer comprehensive strategies and solutions. Our areas of expertise include: business advisory services, EPM solutions in planning, budgeting and consolidation, Microsoft Dynamics solutions in the area of CRM and ERP, data analytics, Web analytics, advanced data and infrastructure services, and specialized IT services.

(4)	Client Focus — Edgewater is positioned to provide our customers with onsite services across North America. Edgewater’s client-centric model is well positioned to serve the needs of the Global 2000 for tight, highly-trained product specialist project teams, as well as the upper middle market whose needs tend to span the full spectrum of our business/IT service offerings.

(5)	Adherence to Operational Metrics — Since our inception in 1992, Edgewater’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as the leading provider of business and technology transformational services. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of industry specific business consulting and advanced software product technology. Clients desire the personal attention provided by onsite industry, financial, and strategic expertise buttressed with the ability to speed idea implementation with cost-effective advanced software package solutions. Our ability to begin our services dialogue at the strategy level in business vernacular all the way through specific software product RFP response provides a spectrum of sales opportunities with varying degrees of channel control and cost. This spectrum of engagement entry opportunities provides, on balance, the highest probability of serving the upper mid-market through the Global 2000 with an appropriate set of services.

Our services are loosely categorized into five distinct groups; business advisory, analytics, enterprise information management, enterprise application, and technology services. The spectrum begins with pure consulting and ends with pure information technology. Smaller organizations such as mid-market, subsidiaries of Global 2000, private equity, and venture capital will tend to start at the advisory and consulting level, while the Global 2000 tend to initially engage with enterprise application services. Following are the categories listed with sample services:

•	Business advisory services

•	Monetize knowledge, new revenue streams from corporate data

•	Customer transformation, moving from business-to-business to business-to-customer or the reverse for new revenue opportunities

•	Business process rejuvenation with industry best practice and cross pollination

•	Specialized operational, due diligence, and technology management expertise to M&A, private equity, and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Analytics services

•	Lead derivation of key financial and operational performance indicators and correlate their measurement, visualization, and action for a given organization

•	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting

•	Advise on the creation and adoption of analytics architectures, roadmaps, and supporting organizations

•	Advise, design, architecture, and roadmap analytics-based near real-time to real-time alerting strategies and implementations

•	Enterprise information management services

•	Provide for all things data related: master data management, data governance, logical and physical data base design, data warehouse strategies and design

•	Provide practical data architectures and roadmaps to support transactional systems, enterprise performance management, through advanced analytics

•	Provide all forms of data manipulation, transformation, and quality services

•	Enterprise application services

•	Effect business transformation through the use of packaged software solutions

•	Enterprise performance management with Oracle and SAP budgeting, planning and consolidation

•	Enterprise resource planning with Microsoft Dynamics AX, discrete manufacturing and a specialty of process-based manufacturing

•	Customer relationship management with Microsoft CRM

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and custom

•	Technology services

•	Technical architecture and roadmaps

•	Technical evaluations and design

•	Custom component design and implementation

•	Web-centric solutions: internal, external and/or collaborative

•	Infrastructure optimization and redesign, disaster recovery, and business continuity specialized design and assistance

Our consultants are expected to travel and to be onsite with the customer to provide the highest level of service and support in all of these endeavors. We work with varying degrees of customer project assistance and will incorporate customer resources for technology transfer or cost optimization purposes. Independent teams and proper project process and delineation provide conflict-free transition points between all key service offerings as well as independent entry points. Leads for all offerings are internally driven with assistance from the respective vendors for software product solutions.

Our Services

Edgewater offers a full spectrum of services and expertise to ensure the success of our engagement. Our consulting services are consolidated into three major synergistic offerings: (1) Advisory Services, (2) Vertical Services and (3) Enterprise Applications all based upon a foundation of Strategic Technical & Data Services. The diagram that follows clearly illustrates these offerings:

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

Customers; Significant Customers

Historically, we have derived a significant portion of our consulting services based-revenues (and overall revenues) from large technical consulting projects involving a limited number of customers. When we complete large technical consulting projects, we redeploy consulting professionals to new projects, even though these new projects, either individually or in the aggregate, may not be as large as the prior completed project. Our EPM engagements, in comparison, are smaller on a relative basis and do not typically entail commitments or project revenues comparable to large technical consulting projects.

Service revenue from our five largest customers, as a percentage of total service revenue, was 20.4%, 26.2% and 45.1% for the years ended December 31, 2009, 2008 and 2007, respectively. This trend has occurred for several reasons. Given the growth of our EPM service business and our efforts to expand and diversify our client base, particularly over the last three fiscal years, our reliance on (and the risks associated with) a limited number of significant customers has diminished. Also, during 2009, service revenue from several of our larger customers decreased significantly compared to prior years. See “Item 1A Risk Factors—Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” During 2009, we recorded service revenue from 249 customers, of which 63 were new customers, as compared to recording service revenue from 308 customers in 2008, of which 81 were new customers.

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

Sales. Our sales approach is to combine traditional sales with our strength in industries and technology. Our traditional sales function is comprised of direct sales professionals and inside sales professionals. Both work closely with our practice directors to identify potential opportunities within each account. Using a consultative selling methodology, target prospects are identified and a pursuit plan is developed for each key account. When contact with a target is established, we utilize a blended sales model to demonstrate our expertise, combining consultative selling with traditional sales methods. Once the customer has engaged Edgewater, our sales professionals maintain their relationships with the customer by working collaboratively with the consulting professionals who are assigned to the customer.

Strategic Alliances. As part of our sales and marketing effort, we have established working relationships with a number of companies, including: Cognos, IBM, Informatica Corporation, ISO Insurance Technology Solutions, Google, Microsoft Corporation, Optical Image Technology, Oracle America, Inc. (“Oracle”), SAP, Sun Microsystems, UBMatrix, VMWare and Webtrends. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees. As of December 31, 2009, Edgewater had 237 employees. Of these employees, 180 were billable consultants and 57 were management and administrative personnel, comprised of sales, marketing, human resources, finance, accounting, internal information systems and administrative support. The average tenure of our employee base is approximately 5.4 years and the average “years of experience” is approximately 20 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

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

Traditional management and strategy consulting firms that focus on advising “C”-level executives on organization and corporate strategy. Many of the traditional strategic consulting firms have added services in information technology.

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

There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. The following is a representative list of competitors in the IT and management consulting services space:

•	Technical Consulting/Systems integrators: Accenture, CMGI, EDS, eLoyalty Corporation, IBM Global Services, Business and Decision Group, Caritor, Inc., LogicaCMG, Perficient and Sapient;

•	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Ventyx, Satyam, Tata and Wipro;

•	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, Diamond Management and Technology Consultants, Inc. and McKinsey & Company;

•	Enterprise Performance Management / Business Activity Monitoring / Business Intelligence providers: The Hackett Group, Hitachi Consulting Corporation and Hewlett-Packard; and

•	Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle, Microsoft and SAP.

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

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used within our Company and in customer engagements. See also “Item 1A—Risk Factors” included elsewhere in this Form 10-K.

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

We may, in the future, purchase common stock in the open market, in private transactions or otherwise, pursuant to board approved repurchase programs. See “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in this Form10-K. Any future purchases by us will depend on many factors, including, but not limited to, the following:

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

Our business could be adversely affected by material changes to our strategic relationship with Oracle America, Inc. Our EPM-related service offering derives a substantial portion of its revenues from a channel relationship with Oracle. This relationship involves Oracle assisted lead generation support with respect to the business intelligence services provided in connection with our EPM-related service offerings. This relationship is governed by an Oracle PartnerNetwork Agreement, which is subject to annual renewal and is scheduled to expire in September of 2010. A failure to renew this relationship, or a material modification or change in Oracle’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our business could be adversely affected by material changes to our strategic relationship with Microsoft Corporation. As a result of our December 31, 2009 acquisition of Fullscope, Inc. (“Fullscope”), we will derive a substantial portion of our future ERP-related product and service revenues from a channel relationship with Microsoft Corporation. This relationship involves Microsoft-assisted lead generation support with respect to the ERP-related services provided by Fullscope. This relationship is governed by a Microsoft Partner Agreement, which is subject to annual renewal. A failure to renew this relationship, or a material modification or change in Microsoft’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable. We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. Although reliance on significant customers has diminished over the last three fiscal years (see “Item 1 – Customers—Significant Customers”), the loss of a major customer or large project could materially and adversely affect our results of operations. In this regard, two technical consulting customers that accounted for $8.9 million of our 2008 service revenues ceased using our services in the first quarter of 2009, which had a material impact upon our 2009 service revenues. This loss of service revenue may continue to cause variability in operating results and period-to-period comparisons, until we are able to replace these customers with other projects and customers. However, given the current adverse economic landscape, corporate budgetary restrictions and reduced external IT services spending trends, it may take us longer than we desire to raise revenues at or above 2009 levels and no assurance can be given that we can be successful in this regard. In 2009, one customer accounted for more than 5% of our service revenues and our top five customers represented only 20.4% of our 2009 service revenues. Nonetheless, the future receipt of significant commitments from new or existing clients could create future risks such as those described above concerning customer concentration.

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

Our business could be adversely affected by a significant or prolonged economic downturn. Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients has had and could continue to have a material adverse effect on our revenue and profit margin. Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to avoid reductions in our margins if the economic environment should weaken for a prolonged period.

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

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenue. A high percentage of our operating expenses, particularly salary expense, rent, depreciation expense and amortization of intangible assets, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or unanticipated delay in the scheduling for, our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter. An unanticipated termination or decrease in size or scope of a significant project, a client’s decision not to proceed with a project we anticipated or the completion during the quarter of several significant client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations.

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

We may have lower margins, or lose money, on fixed-price contracts. As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts and fixed-fee contracts. In 2009, fixed-price contracts represented approximately 4.7% of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

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

See “Item 1 – Business—Competition” included elsewhere in this Form 10-K for a representative list of competitors in the IT and management consulting services space.

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

Past or future business combination transactions or other strategic alternatives could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business. We have, in the past, realized growth, in part, through acquisitions, including our recent acquisition of Fullscope, Inc., and we anticipate that a portion of our future growth may be accomplished through one or more business combination transactions or other strategic alternatives. The ultimate success of any such transactions, including the Fullscope acquisition, will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired businesses. We cannot assure you that we will be successful in this regard or that we will be able to identify suitable opportunities, successfully grow acquired businesses, integrate acquired personnel and operations successfully or utilize our cash or equity securities as acquisition currency on acceptable terms to complete any such business combination transactions. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any such transactions would involve certain other risks, including the reduction of cash and/or working capital, the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management’s attention from operating activities.

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

We may not generate enough income in future periods to maintain the current net carrying value of our deferred tax asset. We have a deferred tax asset of approximately $21.1 million, net of an applicable valuation allowance, as of December 31, 2009. If we are unable to generate enough income in future periods, the valuation allowance relating to our deferred tax asset may have to be revised upward, which would reduce the carrying value of this asset on our consolidated balance sheet under generally accepted accounting principles. An increase in the valuation allowance and a related reduction in the carrying value of this asset would increase our provision for income taxes, thereby reducing net income or increasing net loss, and could reduce our total assets (depending on the amount of any such change or changes). An increase in the valuation allowance could otherwise have a material adverse effect on our results of operations and/or our stockholders’ equity and financial position.

We may be required to record additional impairment charges against the carrying value of our goodwill and other intangible assets in future quarters. As of December 31, 2009, we had recorded goodwill and intangible assets with a net book value of $15.6 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We have in the past recorded impairment charges against the carrying value of our goodwill and intangible assets. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies. As a result of the our acquisition of Fullscope, a portion of our future revenues and operating expenses will be denominated in currencies other than the U.S. dollar. As result, Fullscope’s revenues and operating expenses are affected by fluctuating foreign currency exchange rates. An increase in the U.S. dollar relative to other currencies in which we have revenues will cause our revenues to be lower than with a stable exchange rate. Changes in exchange rates between other foreign currencies and the U.S. dollar can affect the recorded levels of our assets, liabilities and expenses relating to our operations. The primary foreign currencies in which we have exchange rate fluctuation exposure are the Canadian dollar and the Euro. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years, particularly as the current global financial crisis has unfolded, and may continue to do so in the future. We cannot predict the impact of future exchange rate fluctuations on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 66,027 square feet of office space for our principal executive offices currently located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880-3209. We also have office facilities in Alabama, Georgia, New Hampshire, New York and Montreal.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ Global Market under the symbol “EDGW.” On March 4, 2010, there were approximately 1,766 holders of record of our common stock and 12.2 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms. Based on our Company’s solicitations of proxies in April 2009, we estimate that there are approximately 8,000 holders of our Company’s common stock.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ Global Market for each quarter in 2008 and 2009 and the first quarter of 2010 through March 4, 2010.

	High	Low
FISCAL 2008:
First Quarter	$7.40	$5.16
Second Quarter	5.97	4.85
Third Quarter	5.04	4.37
Fourth Quarter	4.83	1.90

FISCAL 2009:
First Quarter	$3.17	$2.29
Second Quarter	2.90	2.08
Third Quarter	3.34	2.16
Fourth Quarter	3.16	2.48

FISCAL 2010:
First Quarter	$3.23	$2.76
(through March 4, 2010)

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

The Company has repurchased a total of 1,548,449 shares of common stock since the inception of the Stock Repurchase Program at an aggregate purchase price of $5.7 million. See also “Item 1 – Business—Potential Future Strategies, Transactions and Changes” included elsewhere herein.

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the SP600 IT Services Index and the common stock of six companies in the technology consulting industry for the five-year period beginning on December 31, 2004 (the closing sale price of our common stock on this date was $4.90) and ending on December 31, 2009 (the last trading date for our common stock in the 2009 fiscal year), assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer group.

Company Name / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Edgewater Technology, Inc.	100	120.41	124.69	148.98	52.86	60.61
Nasdaq Index	100	102.20	112.68	124.56	74.70	108.56
S&P 600 IT Services	100	113.09	114.19	115.48	95.49	124.55
Peer Group	100	74.51	87.78	97.02	49.49	75.41

Our self-selected peer group consists of the following companies: The Hackett Group, Ciber, Inc., Diamond Management & Technology Consultants, Inc., eLoyalty Corporation, Perficient, Inc. and Sapient Corporation.

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

The 2009, 2008, 2007, 2006 and 2005 selected consolidated financial data presented below has been derived from our audited consolidated financial statements and have been prepared in accordance with United States generally accepted accounting principles. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:

Total revenue	$50,085	$73,743	$68,490	$60,083	$43,126
Cost of revenue	33,987	44,955	40,392	35,582	25,126

Gross profit	16,098	28,788	28,098	24,501	18,000

Operating expenses:
Selling, general and administrative	18,412	23,232	21,335	18,721	15,883
Depreciation and amortization	2,694	3,771	2,448	1,755	1,046
Impairment of goodwill and other intangible assets (1)	—	48,594	—	—	—

Total operating expenses	21,106	75,597	23,783	20,476	16,929

Operating (loss) income	(5,008)	(46,809)	4,315	4,025	1,071

Other income, net	122	503	1,599	1,283	1,054

(Loss) income before taxes, and discontinued operations	(4,886)	(46,306)	5,914	5,308	2,125
Tax (benefit) provision	(1,047)	712	(2,896)	2,105	850

(Loss) income from continuing operations before discontinued operations	(3,839)	(47,018)	8,810	3,203	1,275

Discontinued operations:
Income from discontinued divisions, net of applicable taxes	—	—	—	—	325

Net (loss) income	$(3,839)	$(47,018)	$8,810	$3,203	$1,600

Basic (loss) income per share:
Continuing operations	$(0.32)	$(3.66)	$0.75	$0.29	$0.13
Discontinued operations	—	—	—	—	0.03

Net (loss) income	$(0.32)	$(3.66)	$0.75	$0.29	$0.16

Weighted average shares, basic	12,067	12,861	11,793	10,980	10,241

Diluted (loss) income per share:
Continuing operations	$(0.32)	$(3.66)	$0.66	$0.27	$0.12
Discontinued operations	—	—	—	—	0.03

Net (loss) income	$(0.32)	$(3.66)	$0.66	$0.27	$0.15

Weighted average shares, diluted	12,067	12,861	13,358	11,956	10,653

(1)	During 2008, the Company recorded $48.6 million of impairment charges related to the carrying values of its goodwill and certain other intangible assets. Additional details can be found in the Company’s previously filed reports with the SEC.

	As of December 31,
	2009 (2)	2008	2007	2006	2005
	(In Thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalent and marketable securities	$12,661	$24,566	$22,775	$33,141	$33,381
Accounts receivable, net	18,043	11,683	15,146	10,883	9,858
Goodwill and intangibles, net	15,582	3,592	53,715	29,163	17,076
Deferred tax asset, net	21,108	22,393	22,255	18,549	21,491
Other assets	5,737	4,836	6,335	3,884	2,783

Total assets	$73,131	$67,070	$120,226	$95,620	$84,589

Total liabilities	$18,015	$9,112	$12,700	$9,370	$6,504
Stockholders’ equity	55,116	57,958	107,526	86,250	78,085

Total liabilities and stockholders’ equity	$73,131	$67,070	$120,226	$95,620	$84,589

Outstanding shares of common stock	12,132	12,162	13,297	11,522	10,683

(2)	Edgewater’s December 31, 2009 balance sheet amounts reflect initial fair value assessments related to the assets acquired, liabilities assumed, allocation to identifiable intangible assets, recognition of deferred taxes and the allocation to goodwill associated with our acquisition of Fullscope, Inc. See “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4 – Business Combinations” included elsewhere herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this annual report and in the documents that we incorporate by reference into this annual report. This annual report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1A—Risk Factors” and under “Special Note Regarding Forward-Looking Statements.”

Overview

Edgewater is a consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to its client base. During the fiscal year ended December 31, 2009, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $50.1 million from a total of 249 clients. Headquartered in Wakefield, Massachusetts, as of December 31, 2009, our Company employed approximately 180 consulting professionals and 237 total professionals.

Service Revenue

Our service revenue is derived from professional services generated from strategy and other management consulting services, specialized technology and data analytic solutions and Enterprise Application Services such as ERP, CRM and EPM provided to our clients. Most of our projects, approximately 92.7%, are performed on a time and materials basis and a smaller amount of revenue is derived from projects performed on either a fixed-price or a periodic fixed-fee basis. Fixed-priced engagements represented approximately 4.7% of our service revenue for the year ended December 31, 2009. Fixed-fee engagements represented approximately 2.6% of our service revenue for the year ended December 31, 2009. For time and material projects, revenue is recognized and billed as services are performed. For fixed-price projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Company Performance Measurement Systems and Metrics

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results for the Year Ended December 31, 2009 Compared to Results for the Year Ended December 31, 2008.”

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading consulting firms in North America by growing our client base, leveraging our industry expertise to enhance our service offerings and continue to make disciplined strategic acquisitions. Previous acquisitions have further expanded our geographical footprint, increased our vertical expertise and have provided more scale to our organization.

Consistent with our strategy of growth, we consummated one acquisition during 2009. On December 31, 2009, the Company, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Purchase Agreement”) acquired all of the outstanding stock of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”). Fullscope, with corporate offices located in Athens, Alabama and satellite offices in Alpharetta, Georgia and Montreal, Canada, is a Microsoft Dynamics consulting firm that provides discrete and process manufacturing Enterprise Resource Planning-related (“ERP”) consulting services in the upper mid-market. The Fullscope Acquisition provides Edgewater with ERP integration and related consulting service capabilities, discrete and process manufacturing expertise and extends the reach of the Company’s strategic data and analytics offerings into the upper middle market. The acquisition is more fully described in “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4 – Business Combinations” included elsewhere herein.

2008 Goodwill and Intangible Asset Impairment Charges

Following the second quarter of 2008, as a result of the economic environment impacting our business and results and an overall decline in billable consultant utilization coupled with a material decline of the Company’s stock price since

December of 2007, the Company determined that it had an impairment triggering event that would require an interim impairment evaluation of the carrying value of its goodwill and intangible assets. Based upon the results of the impairment procedures performed, the Company recognized impairment charges of $23.5 million and $1.2 million related to goodwill and other intangible assets, respectively during the second quarter of 2008.

During the third quarter of 2008, the Company reviewed both its market capitalization, as compared to book value of equity, and operating results, as compared to forecasts and projections, and did not identify the existence of a triggering event which would require a formal review of the carrying value of the goodwill and intangible assets.

Subsequently, on December 2, 2008, in connection with the Company’s annual review for impairment (the “Annual Impairment Review”), we determined that the carrying value of the Company’s single reporting unit exceeded the estimated fair value of the reporting unit. As a result, we determined that the carrying value of the Company’s goodwill and intangible assets had become further impaired. The Annual Impairment Review procedures performed by the Company resulted in the recognition of additional 2008 impairment charges of $23.6 million and $0.2 million during the fourth quarter of 2008 related to goodwill and other intangible assets, respectively.

Collectively, the impairment charges resulting from both our interim review for impairment and our Annual Impairment Review are referred to as the “2008 Impairment Charges.”

2008 Increase to Deferred Tax Asset Valuation Allowance

We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets during the fourth quarter of 2008, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attribute. This assessment requires significant management judgment.

The 2008 Impairment Charges recorded by the Company increased the gross carrying value of the Company’s deferred tax assets by approximately $11.9 million. The increase was directly related to the recognition of future deductible temporary timing differences associated with the impairment of the tax deductible goodwill and intangible assets. Additionally, the impairment charges also served to place the Company into a trailing three-year cumulative loss position.

On December 31, 2008, the Company performed an evaluation of the more than likely recoverability of the gross carrying value of its deferred tax assets, which considered and evaluated positive evidence (recent trend of tax-basis profitability) and negative evidence (cumulative loss position as of December 31, 2008 as a result of the current year impairment charges) (the “2008 DTA Review”). The 2008 DTA Review primarily centered upon the carrying value and future recoverability of the Company’s federal net operating loss (“NOL”) carryforwards, a majority of which expire on December 31, 2020, and the consideration of certain other alternative minimum and foreign tax credits.

The Company’s forecasts and projections were a key assumption utilized in the 2008 DTA Review. While the Company’s forward looking forecasts and projections supported a continued profitability trend, they projected a reduction in near-term earnings, mirroring the economic climate impacting IT consulting companies at that time. The Company’s future projections reduced profitability to levels in which it is not more than likely that the Company would be able to fully realize future economic benefit from all of its federal net operating loss carryforwards and other tax-related credits. Accordingly, the 2008 DTA Review resulted in the Company recording an increase to its deferred tax valuation allowance of $9.9 million during the fourth quarter of 2008, reducing the net carrying value of the Company’s deferred tax assets to the estimated more likely than not realizable amount.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Income Taxes and Valuation of Deferred Tax Assets;

•	Revenue Recognition;

•	Allowance for Doubtful Accounts;

•	Share-based Compensation;

•	Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets; and

•	Purchase Price Allocation.

Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” included elsewhere herein, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

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

As of December 31, 2009, the net deferred tax asset recorded on the Company’s consolidated balance sheet, which includes the deferred tax attributes recorded in connection with the Fullscope Acquisition, was approximately $21.1 million. This amount was comprised of approximately $23.4 million in federal NOL carryforwards, $0.9 million in state NOL carryforwards, $1.5 million in foreign federal and provincial NOL carryforwards, $2.6 million in available federal credits, $1.2 million in future tax benefits related to share-based compensation expense and $9.0 million in net deferred tax assets related to temporary timing differences, which were primarily generated by the 2008 Impairment Charges, reduced by a $1.8 million deferred tax liability recognized in 2009 in connection with the Fullscope Acquisition, which is described in further detail in “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4” included elsewhere herein.

The gross value of the Company’s net deferred tax asset amounts is offset by a valuation reserve of approximately $17.5 million, providing for a net deferred tax asset of $21.1 million. This net deferred tax asset is representative of the Company’s assessment of the more likely than not expected future realization of the recorded deferred tax assets as of December 31, 2009. Any future changes in the valuation allowance could result in additional income tax expense (benefit) and reduce or increase stockholders’ equity, and such changes could have a significant impact upon our earnings in the future.

The Company’s December 31, 2009 deferred tax assets incorporates our purchase price accounting fair value estimate of the deferred tax attributes recognized in connection with the Fullscope Acquisition. The Company has initially recognized $6.5 million of net deferred tax assets, which are primarily comprised of federal, state and foreign net operating loss carryforwards and available research and development credits which will most likely have limited future use. The Company, based upon its preliminary assessment of the more likely than not expected future realization of Fullscope’s net operating loss carryforwards, has applied a full valuation allowance against the acquired net operating loss carryforwards. The Company will continue to evaluate these attributes, as well as Fullscope’s deferred tax attributes related to temporary timing differences during the measurement period. If necessary, we will adjust our initial estimates of the carrying value of these deferred tax attributes, and the related valuation allowance applied against these assets, in connection with the filing of Fullscope’s 2009 federal and state income tax returns or as more information becomes available. Adjustments to the carrying value of the deferred tax assets and future tax benefits, if any, recognized from the acquired Fullscope-related deferred tax asset attributes, will result in a subsequent modification to the goodwill recognized in connection with the Fullscope Acquisition.

When assessing the probability of the future realization of the recorded value of our deferred tax assets, the Company weighs both positive (projections and acquisitions) and negative (recent financial results) evidence. In projecting future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results and trends, our project pipeline, and other appropriate factors. Based upon these analyses, the Company believes that it is more likely than not that it will be able to recover the currently recorded value of our net deferred tax assets.

The largest component of our deferred tax assets relates to historically generated federal net operating loss carryforwards. On a tax effected basis, $16.8 million of our federal net operating loss carryforwards expire in 2020 (the “2020 NOL”). Our projections are also utilized in assessing the recoverability of the 2020 NOL. Accordingly, the use of our projections to assess the recoverability of the 2020 NOL may result in volatility in our income tax expense as we may adjust the recoverability estimates in future periods. In addition, if we do not generate sufficient future revenue and profits, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense, thereby reducing net income or increasing net loss, in the period in which it is determined that it is more likely than not that either a portion or all of the deferred tax asset is not recoverable.

The evaluation of our tax positions in is a two-step process. The first step is a recognition process whereby the enterprise determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of December 31, 2009, the Company maintains an accrual in the amount of $282 thousand related to unrecognized tax benefits. Current year activity included $13 thousand in settlements of unrecognized state tax benefits, inclusive of penalties and interest, a current year provision of $31 thousand for estimated penalties and interest on existing unrecognized tax benefits, and an increase of $25 thousand in connection with an accrual for potential penalties acquired as part of the Fullscope Acquisition.

Revenue Recognition. Our Company recognizes revenue from providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as management consulting engagements, technical consulting engagements, EIM/data services and infrastructure services, ERP and CRM solutions and Enterprise Performance Management consulting engagements. Revenue from these service offerings is recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.

Edgewater engages in business activities under one operating segment. In response to continuous changes in our service offerings, we have begun to re-categorize of our service offerings, which are more fully described in “Item I – Business – Our Services.” In our future annual and quarterly SEC filings, we plan to present our consulting services as being consolidated into these three new major synergistic offerings: (1) Advisory Services, (2) Vertical Services and (3) Enterprise Applications all based upon a foundation of Strategic Technical & Data Services. However, in this Annual Report on Form 10-K, we will discuss our offerings in our traditional manner.

For the years ended December 31, 2009, 2008 and 2007, revenue from management consulting engagements, technical consulting engagements and enterprise performance management consulting engagements represented the following:

Year Ended December 31,	Management Consulting Engagements	Technical Consulting Engagements	Enterprise Performance Management Consulting Engagements
2009	3.7%	28.6%	67.7%
2008	6.4%	36.6%	57.0%
2007	12.5%	57.2%	30.3%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 92.7%, 96.7% and 95.0% of service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.7%, 1.0% and 2.4% of service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

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

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the year ended December 31, 2009, 2008 or 2007.

We also perform services on a periodic fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 2.6%, 2.3% and 2.6% of service revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

When a customer enters into a time and materials, fixed-price or a fixed-fee contract, we recognized revenue in accordance with our evaluation of the deliverables in each contract. Our evaluation is conducted to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2009 and 2008, the Company has recorded a deferred liability of approximately $809 thousand and $199 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 1.3%, 1.5% and 3.5% of total revenue for the years ending December 31, 2009, 2008 and 2007, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

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

Share-Based Compensation. Share-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the share-based awards and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.

Share-based compensation expense under all of the Company’s share-based plans was $1.1 million, $1.6 million and $1.5 million in the years ended December 31, 2009, 2008 and 2007, respectively. See “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10” included elsewhere herein.

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

Goodwill is evaluated for impairment using the two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing both the Guideline Company Method and the Comparable Transactions Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

Long-lived assets, specifically our tangible and intangible assets other than goodwill, held and used are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Any resulting impairment losses recorded by the Company could have an adverse impact on our results of operations by either decreasing net income or increasing net loss.

On December 2, 2009, in connection with the Annual Impairment Test, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill assets has not been impaired.

Goodwill amounted to $9.3 million as of December 31, 2009. The Company did not report any goodwill balances as of December 31, 2008 as a result of the 2008 Impairment Charges. Other net intangible assets amounted to $6.3 million and $3.6 million as of December 31, 2009 and 2008, respectively. During 2009, the Company recorded the following significant adjustments to the carrying value of goodwill and other intangible assets:

•

Lynx Business Intelligence Consulting, Inc. (“Lynx”) Acquisition: On September 23, 2009, Lynx completed its second and final earnout period. Accordingly, the Company accrued and paid $140 thousand in contingent earnout consideration. The contingent earnout consideration earned by Lynx, which served to increase goodwill, was paid, in cash, during the fourth quarter of 2009. The Lynx acquisition was completed in 2007. Additional details can be found in the Company’s previously filed reports with the SEC.

•

Fullscope, Inc. (“Fullscope”) Acquisition: On December 31, 2009, the Company acquired all of the outstanding stock of Fullscope (the “Fullscope Acquisition”) and, in connection with our initial valuation estimates, have recognized $9.2 million in goodwill and $4.5 million in identifiable intangible assets. The identifiable intangible assets will be amortized over periods ranging from 1.5 to 6 years and amortization expense will reflect the economic benefit received by the Company as the assets are consumed. The former stockholders of Fullscope are eligible to receive additional contingent consideration based upon performance-based thresholds, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. In connection with our initial recognition of contingent earnout consideration, the Company has increased total purchase price consideration by approximately $1.2 million, which represent our initial fair value estimate of the contingent consideration to be paid to Fullscope.

•	Intangible Asset Amortization: During 2009, the Company recorded $1.8 million in amortization expense on its previously recorded identifiable intangible asset balances.

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

Results of Operations

The following table sets forth, for the periods presented, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2009	2008	2007
Revenue:
Service revenue	92.1%	92.4%	92.3%
Software revenue	1.3%	1.5%	3.5%
Reimbursable expenses	6.6%	6.1%	4.2%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	60.3%	53.7%	51.8%
Software costs	1.0%	1.2%	3.0%
Reimbursable expenses	6.6%	6.1%	4.2%

Total cost of revenue	67.9%	61.0%	59.0%

Gross profit	32.1%	39.0%	41.0%

Operating expenses:
Selling, general and administrative	36.8%	31.5%	31.2%
Depreciation and amortization	5.3%	5.1%	3.5%
Impairment charges	—%	65.9%	—%

Total operating expenses	42.1%	102.5%	34.7%

Operating (loss) income	(10.0)%	(63.5)%	6.3%

Other income, net	0.2%	0.7%	2.3%

(Loss) income before taxes	(9.8)%	(62.8)%	8.6%
Tax (benefit) provision	(2.1)%	1.0%	(4.3)%

Net (loss) income	(7.7)%	(63.8)%	12.9%

Results for the Year Ended December 31, 2009 Compared to Results for the Year Ended December 31, 2008

On December 31, 2009, the Company announced its acquisition of Fullscope, Inc. The Fullscope Acquisition was completed after the close of business on December 31, 2009, the last day of our fiscal year. Accordingly, our 2009 results and the following discussion related to our comparative 2009 operating results and cash flows do not include any contributions related to the Fullscope Acquisition. Fullscope’s operating results will become part of Edgewater’s operating results beginning on January 1, 2010.

Revenue. Total revenue decreased by $23.7 million, or 32.1%, to $50.1 million for the year ended December 31, 2009 from $73.7 million for the year ended December 31, 2008. Of the $23.7 million decrease in 2009 total revenue, service revenue, excluding software and reimbursable expense revenue, decreased by $22.0 million, or 32.3%, to $46.1 million, as compared to service revenue of $68.1 million in 2008.

The 2009 decline in total revenue and service revenue is reflective of the combined effect of current economic conditions and external IT spending trends, which have lead to 1) a decrease in service revenue attributable to certain of our historically larger accounts within our technology service offerings; 2) the absence of follow-on service revenue following the successful completion of projects during 2008 and 2009 that we have not been able to fully replace due to external IT spending trends; and 3) a slower than anticipated cyclical recovery in our EPM-related service offerings during the last nine months of 2009. Our EPM-related offerings tend to have a slower first quarter followed by stronger subsequent quarters. We believe that in the current economic landscape, companies have reduced capital budgets and have been hesitant to initiate new or additional phases of projects. As a result, these conditions have had an adverse impact on our ability to generate recurring service revenue in 2009, as compared to service revenue generated in 2008.

The comparative year-over-year fluctuations in our service revenue are largely attributable to changes in our customer’s buying habits specific to our classic technology consulting service offerings and our long-term technology maintenance engagements. Traditionally, our classic technology consulting offerings have centered upon long-term system designs and builds. With the current macroeconomic environment, customer cutbacks in classic IT services have drastically reduced these opportunities in terms of size, scope and timing. This is reflected in our classic IT consulting engagements becoming more concentrated in our newer, shorter-term, specialized projects around a core product set. The loss of classic technology consulting engagements is the primary driver of our revenue decline in the comparative 2009 and 2008 full-year periods. In advance of, and during, this macroeconomic decline, we have taken proactive measures to match the dramatic shift in our revenue mix. We have expanded our service offerings and capabilities, implemented training initiatives and initiated cost and staff reduction initiatives targeted at aligning our operating expenses with our anticipated service revenues.

Due to the pullback in classic IT spending, our EPM-related offerings became the major portion of service revenues during 2009. Historically, EPM engagements were naturally smaller in size and had shorter project cycles than our historic classic technology consulting projects. During 2009, offerings in classic IT tended to be smaller in nature (akin to EPM), which we believe, reflects a combination of the prevailing economic conditions, as well as the shift to new technology and packaging of new offerings. Our EPM business remains strong, despite challenging economic conditions during 2009. Toward the end of 2009, we have observed that engagement sizes appear to be increasing. We believe this may be reflective of increased confidence in the economy and increasing acceptance of our offerings across the board. We have not seen the same secular and economic shifts that are affecting our classic IT consulting engagements, impacting our EPM-related services, nor the recently acquired Fullscope operations. While we cannot estimate when the current economic conditions that are negatively impacting our business will reverse, we believe that we have stabilized the Company and are positioned to capitalize on opportunities as conditions improve. The full impact of the Fullscope Acquisition will be felt in 2010 and should positively impact our service as well as our total service revenue.

Utilization, which is the rate at which we are able to generate revenue from our consultants, amounted to 65.5% in 2009 compared to 73.5% in 2008. We typically target utilization in a range from 78%-82%. This objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. Our 2009 utilization rate is below the historical target range. The drop in our utilization rate below our target rate during 2009 is attributable to the factors described above. To offset this decline in utilization, the Company proactively managed billable consultant headcount to anticipated revenue. By the end of the fourth quarter of 2009, utilization rates had stabilized and in fact, had begun to rise.

Annualized service revenue per billable consultant, as adjusted for utilization, was $348 thousand during 2009, compared to $340 thousand in 2008. This metric reflects the shift in our revenue to a greater mix of high-end EPM consulting services, which services have higher consultant billing rates than our other offerings and remains a solid measure of our performance in a tough environment.

Software revenue, which has been directly attributable to our EPM offering, decreased by $468 thousand, to $664 thousand in 2009, as compared to $1.1 million in 2008. Software sales have not historically been a primary driver of our revenue and are at times generated through the sale of our EPM-related service offerings. Software revenue represented 1.3% and 1.5% of our total revenue in 2009 and 2008, respectively. As a result of our acquisition of Fullscope, we anticipate that software sales will represent more than 10% of our total revenue in 2010. Additionally, our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Fullscope’s software revenue, which will represent the majority of our anticipated software revenue in 2010, has historically been sold at a higher margin than our EPM-related software. We believe that our future gross margins on software revenue will increase above our historically achieved margins as a result of the Fullscope Acquisition.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue decreased approximately $1.2 million in 2009, to approximately $3.3 million, as compared to $4.5 million in 2008. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

In 2009, we entered into service arrangements with 63 new customers. Comparatively, in 2008, we secured engagements with 83 new customers. The total number of customers the Company served during 2009 totaled 249, as compared to 308 customers during 2008. This year-over-year change is a result of a general slowdown in IT spending for new projects, delays in proposal decisions for IT service project commitments due to a challenging economic climate and a shift in our revenue mix towards a greater concentration of EPM-related consulting engagements. While Fullscope did not contribute to our service revenue during 2009, it provided services to approximately 80 customers during the year.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $11.0 million, or 24.4%, to $34.0 million in 2009, as compared to $45.0 million in 2008. The 2009 decrease in cost of revenue is primarily attributable to comparative year-over-year fluctuations in billable consultant resources.

On a year-over-year basis, the Company’s total number of billable consultants has decreased by 61, to 180 billable consultants at the end of 2009, which excludes any increases in billable consultants attributable to the Fullscope Acquisition, as compared to 241 billable consultants at the end of 2008. The year-over-year decrease in billable consultant headcount is a result of current year attrition and a targeted reduction in connection with the decrease in legacy-related projects and service revenue. Billable consultant reductions made in conjunction with the decrease in legacy account revenue were initiated by the Company as cost cutting measures targeted at aligning Company resources with demand for our services. As a result of the December 31, 2009 Fullscope Acquisition, we are entering 2010 with a combined total of 242 billable consultant resources. It should be noted that 15 of these billable consultants will be fully dedicated to Fullscope’s business process unit, which is the unit that will provide the services upon which the earnout agreement associated with the Fullscope Acquisition is based. See “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4 – Business Combinations” included elsewhere herein.

As a percentage of total revenue, total cost of revenue was 67.9% and 61.0% in 2009 and 2008, respectively. A significant portion of our cost of revenue is attributable to project and personnel costs. Project and personnel costs represented 60.3% and 53.7% of total revenue during 2009 and 2008, respectively. The 2009 year-over-year increases, as a percentage of total revenue, are attributable to both the comparative full year changes in total revenue and the lower utilization rate for our billable consultants during the current year. Our utilization rates during 2009 have been negatively impacted by excess capacity in connection with the revenue and sales trends described above under “— Revenue.”

Software costs amounted to $496 thousand and $861 thousand during 2009 and 2008, respectively. Software costs are expected to fluctuate between quarters depending on our customers demand for EPM-related software. As a result of the Fullscope Acquisition, we anticipate that software costs, as a result of the anticipated increase in related software revenue, will increase in 2010 on a total dollar basis and as a percentage of total cost of revenue.

Reimbursable expenses, which increased as a percent of revenue, to 6.6% in 2009, as compared to 6.1% in 2008, were a direct result of the Company’s increased travel-related expenses incurred during the comparative years.

Gross Profit. Gross profit decreased by $12.7 million, or 44.1%, to $16.1 million, as compared to $28.8 million in 2008. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin) decreased to 32.1%, as compared to 39.0% in 2008.

The comparative fluctuation in gross profit is a direct result of the current year decline in revenue, which was partially offset by the current year reductions in billable consultant resources. The 2009 decline in gross margin is primarily attributable to the current year change in billable consultant utilization rates and pricing pressure as a result of increased competition. The Company’s billable consultant utilization rate was 65.5% in 2009, as compared to 73.5% in 2008. The year-over-year variation is a direct result of an increase in excess capacity resulting from the reduction in legacy account service revenues and current economic conditions. Each of the current year factors impacting current year gross profit and gross margin are described in further detail above under “—Revenue” and “—Cost of Revenue.”

Historically, the Company has targeted and operated at utilization rates ranging between 78% and 82%. Our 2009 utilization rate was 65.5%, below our historical and targeted utilization ranges. The billable consultant headcount reductions initiated by the Company during 2009, were made with the intention of reducing excess capacity and improving consultant utilization. It is anticipated that the 2009 reductions in billable consultant headcount will serve to increase 2010’s utilization rate. However, no assurances can be given that the efficiency measures implemented by the Company will generate the intended results.

Selling, General and Administrative Expense (“SG&A”). SG&A expenses decreased 20.7% to $18.4 million, as compared to SG&A expenses of $23.2 million in 2008. The comparative improvement, on a dollar basis, in SG&A expenses during 2009 is the combined result of (i) personnel reductions initiated in the latter part of 2008, which have served to reduce operations-related salary expense; (ii) reduced 2009 commissions and bonus expense as a result of the decrease in comparative 2009 operating performance; and (iii) a reduction in other SG&A expenses such as travel, training, marketing, recruiting and occupancy expenses resulting from the Company’s cost cutting initiatives to better align its operating cost base with its revenues.

SG&A expense, as a percentage of revenue, was 36.8% for the year ended December 31, 2009, as compared to 31.5% for the year ended December 31, 2008. The Company continuously monitors its SG&A costs, with the goal of achieving greater economies of scale over the long term. The current year increase in the SG&A expenses, as a percentage of revenue, is due to the year-over-year decline in revenue and the timing of our cost reduction initiatives. We anticipate, in connection with the Fullscope Acquisition, that SG&A expenses, as a percentage of revenue, will be more consistent with our historical levels in 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.1 million, or 28.6%, to $2.7 million, as compared to $3.8 million in 2008. The current year change is primarily related to reduced amortization expense and, to a lesser extent, a reduction in current year depreciation expense. Amortization expense decreased by $938 thousand, or 34.4%, to $1.8 million in 2009, as compared to $2.7 million in 2008. The current year change is a combination of the 2008 Impairment Charges and certain other identified intangible assets associated with acquisitions consummated prior to 2009 becoming fully amortized during the current year.

Impairment of Goodwill and Other Intangible Assets. In 2008, the Company, as a result of the 2008 Impairment Charges, recorded $48.6 million in impairment charges against the carrying value of its goodwill and other intangible assets. In 2009, in connection with the Annual Impairment Test, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill assets has not been impaired.

Operating Loss. The Company’s comparative operating loss improved by $41.8 million, to $5.0 million, as compared to $46.8 million in 2008. The current year improvement in operating loss is primarily attributable to the absence of the 2008 Impairment Charges and to a lesser extent, the other comparative year-over-year changes discussed above.

Other Income, Net. We earned interest income of $156 thousand, as compared to net interest income of $503 thousand in 2008. The current year change in interest income is attributable to reduced average yields on our investments throughout 2009, as compared to those achieved throughout 2008. Average maturity and yield rates on marketable security instruments as of December 31, 2009 were 106 days and 0.5%, respectively, as compared to 168 days and 2.3% in 2008, respectively.

Income Tax (Benefit) Provision. The Company recorded a tax benefit of $(1.0) million for the year ended December 31, 2009, as compared to a tax provision of $0.7 million in 2008. The Company’s effective income tax rate, prior to the consideration of changes in the valuation allowance applied against our deferred tax assets and other items impacting our income tax provision, was (21.5)% and 1.5% in 2009 and 2008, respectively. The reported income tax (benefit) provision amounts in both 2009 and 2008 are impacted by changes in our deferred tax assets and, in the case of 2008 activity, related to changes in our deferred tax asset valuation allowance.

Items impacting our 2009 income tax benefit included provisions for foreign income taxes and changes in carrying value of our deferred tax assets. During 2009, we decreased the carrying value of deferred tax assets attributable to timing differences, in connection with a decrease in the effective income tax rates. Our comparative effective income tax rate, reflective of both federal and state income taxes, decreased as a result of the reduction in our consolidated state income tax rate. This rate change is reflective of our current year modification in filing positions in certain states, which enabled us to achieve a lower, consolidated state income tax rate. We anticipate that this rate will be sustainable in future tax periods. As a result of this decrease in our consolidated effective income tax rate, we decreased the carrying value of our deferred tax attributes, and accordingly increased income tax expense, by $929 thousand.

The significant changes impacting our reported 2008 income tax provision related to the establishment of deferred tax assets in connection with the 2008 Impairment Charges and a $9.6 million increase to the valuation allowance provided against the deferred tax assets. Each of these items are more fully described elsewhere herein, including “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes and Valuation of Deferred Tax Assets.”

Net Loss. Net loss increased $43.2 million, or 91.8%, to $(3.8) million, as compared to $(47.0) million in 2008. The current year improvement in reported net loss is a direct result of the absence, in 2009, of the 2008 Impairment Charges. To a lesser extent, 2009 net loss is also impacted by the decline in comparative service revenue, lower billable consultant utilization rate and associated gross margin, the reduction in comparative SG&A expenses and the tax benefit recorded by the Company. Each of these items is explained in further detail above.

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

Other Income, Net. We earned net interest income of $0.5 million, as compared to net interest income of $1.6 million in 2007. The current year decrease in interest income is attributable to reduced average yields on our investments throughout 2008, as compared to those achieved throughout 2007. Average maturity and yield rates as of December 31, 2008 were approximately 168 days and 2.3%, respectively, as compared to 168 days and 5.0% in 2007.

Income Tax Provision (Benefit). The Company recorded a tax provision of $0.7 million for the year ended December 31, 2008, as compared to a tax benefit of $(2.9) million in 2007. The reported income tax provision (benefit) amounts in both 2008 and 2007 are significantly impacted by changes in our deferred tax assets and activity related to our deferred tax asset valuation allowance.

The current year income tax-related changes are more fully described elsewhere herein, including “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets” and “Income Taxes and Valuation of Deferred Tax Assets.”

Net (Loss) Income. Net income decreased $55.8 million, or 633.7%, to $(47.0) million, as compared to $8.8 million in 2007. The current year decrease in net income is primarily due to the cumulative effect of the 2008 Impairment Charges and the changes effecting the current year income tax provision. Each of these items is discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Cash flows (used in) provided by:
Operating activities	$(243)	$7,742	$9,242
Investing activities	(7,123)	2,556	(14,361)
Financing activities	(363)	(4,301)	3,480
Discontinued operating activities	—	(8)	(565)

Total cash (used) provided during the year	$(7,729)	$5,989	$(2,204)

As of December 31, 2009, we had cash, cash equivalents and marketable securities of $12.7 million, an $11.9 million decrease from the December 31, 2008 balance of $24.6 million. Working capital, which is defined as current assets less current liabilities, decreased $13.6 million, to $15.7 million, as of December 31, 2009, as compared to $29.3 million as of December 31, 2008. The $11.9 million decrease in cash, cash equivalents and marketable securities is primarily attributable to the $10.9 million in net cash paid in connection with the Fullscope Acquisition, the $3.8 million net loss for 2009, bonus and commission payments made under the Company’s 2008 performance-based bonus plans, $0.5 million in current year repurchases of our common stock, $215 thousand in payment on our capital lease obligations and $0.1 million in contingent earnout consideration paid to Lynx in connection with the completion of their second and final earnout period. These outflows were partially offset by collections of accounts receivable, $4.0 million in net redemptions of marketable securities and $0.4 million in proceeds from the employee stock purchase plan.

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

Net cash (used in) provided by operating activities was $(243) thousand in 2009, as compared to net cash provided by operating activities of $7.7 million in 2008. The primary components impacting our operating cash flow during 2009 included cash outflows associated with a reported net loss of $3.8 million, a net decrease of $1.3 million in accrued payroll and related wage accruals primarily associated with a decrease in current year bonuses to be paid in connection with the Company’s 2009 Performance-Based Bonus Plans, a $1.0 million decrease in accounts payable and accrued expenses and an increase of $819 thousand in prepaid expenses and other current assets as a result of overpayments of federal, state and foreign income taxes. These cash outflows were partially offset by positive cash flows from a $2.9 million decrease in accounts receivable plus non-cash charges such as depreciation and amortization, stock-based compensation and amortization of marketable securities premiums totaling $4.0 million.

Net cash provided by operating activities was $7.7 million in 2008. Significant changes in operating accounts included a $4.0 million decrease in accounts receivable, depreciation and amortization of $3.8 million and 2008 income from continuing operations of $1.6 million, adjusted to exclude the effects of the non-cash 2008 Impairment Charges. The cash flow provided by the above items was partially offset by a $0.5 million decrease in accounts payable and accrued expenses, a decrease of $2.0 million in accrued bonuses in connection with a decrease in current year bonuses to be paid in connection with the Company’s 2008 Performance-Based Bonus Plans and a $2.9 million decrease in accrued payroll and related liabilities.

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

For the year ended December 31, 2009, we used $7.1 million in cash associated with investing activities. Comparatively, we generated cash flow from investing activities of $2.6 million in 2008. Current year net uses of cash related to $10.9 million in net cash paid in connection with our December 31, 2009 acquisition of Fullscope, Inc. and $140 thousand in contingent earnout consideration paid to Lynx in connection with their completion of a second and final earnout period. These outflows were partially offset by $4.0 million in net redemptions of marketable securities.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by investing activities was $2.6 million in 2008. Current year inflows of cash related to $4.1 million in current year net redemptions of marketable securities. These inflows were offset by $1.2 million in contingent earnout consideration payments made in connection with the 2007 Acquisitions and $0.3 million of capital expenditures.

Net cash used in investing activities was $14.4 million in 2007. Net outflows relate to the $19.6 million cash portion of the purchase price for the 2007 Acquisitions, $0.7 million contingent earnout consideration payment made to the former stockholder of NDS in connection with the successful completion of NDS’ first earnout period and capital expenditures of $2.3 million. These outflows of cash were offset by $8.2 million in proceeds from net redemptions of marketable securities.

Net cash (used in) provided by financing activities was $(363) thousand, $(4.3) million and $3.5 million in 2009, 2008, and 2007, respectively. Components of cash used in financing activities during 2009 included $579 thousand related to repurchases of the Company’s common stock and $215 thousand in payment made under capital lease obligations. These outflows were offset by $431 in cash received from our employees related to our Employee Stock Purchase Plan. Cash used in financing activities during 2008 was primarily attributable to repurchases of the Company’s common stock, which totaled $5.1 million. These purchases were offset by net proceeds from our Employee Stock Purchase Plan and exercises of stock options. Cash provided by financing activities during 2007 was primarily representative of proceeds received by the Company in connection with purchases under our Employee Stock Purchase Plan and through the exercise of stock options.

Net cash used in discontinued operations was $8 thousand and $565 thousand in 2008 and 2007, respectively. These amounts represent payments made by the Company related to its discontinued operations accrual. The Company, in 2000-2001 made a strategic decision to undergo a comprehensive restructuring program to refocus future growth initiatives in its systems integration and consulting business and as a result, committed to divestures in each of its staffing businesses. Payments in each of the presented fiscal years represent payments related to the discontinuance of the operations, which were accrued for in previous years. No payments were made by the Company against accruals associated with previously discontinued operations during 2009.

As a result of the above, our combined cash and cash equivalents (decreased) increased by $(7.7) million, $6.0 million and $(2.2) million in 2009, 2008 and 2007, respectively. The aggregate of our cash, cash equivalents and marketable securities was $12.7 million, $24.6 million and $22.8 million, as of December 31, 2009, 2008 and 2007, respectively.

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock.

During 2009, Lynx completed its second and final earnout period. As a result, the Company accrued and paid $140 thousand in contingent earnout consideration, in cash, to Lynx. The contingent earnout consideration paid by the Company was reported as an increase to goodwill in the Company’s consolidated balance sheet.

On December 31, 2009, Edgewater acquired all of the outstanding stock of Fullscope, Inc. As provided for under the Agreement and Plan of Merger and Reorganization (the “Purchase Agreement”), Fullscope’s stockholders are eligible to receive additional contingent consideration based upon performance-based thresholds, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. In accordance with ASC Subtopic 805-30-25, the Company has increased total purchase price consideration by approximately $1.2 million, which represents our initial fair value estimate of the contingent consideration to be paid to Fullscope. See “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4 – Business Combinations.”

We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, at least through 2010, and the long-term operating and liquidity requirements for our existing operations. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, possible stockholder distributions and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1—Business, Potential Future Strategies, Transactions and Changes.”

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space under noncancellable operating lease arrangements through 2016. Rent expense, including amounts paid to related parties for discontinued operations, was approximately $1.7 million, $1.9 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6 – Property and Equipment” included elsewhere herein. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of December 31, 2009 and 2008, our outstanding obligations under the Capital Lease Arrangements totaled $420 thousand and $635 thousand, respectively. During the year ended December 31, 2009, 2008 and 2007, the Company made payments of principal and interest totaling $251 thousand, $251 thousand and $185 thousand, respectively under the Capital Lease Arrangements.

Annual future minimum payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total
	(Amounts in thousands)
Capital leases (1)	$243	$211	$—	$—	$454
Operating leases	1,568	2,899	2,589	2,330	9,386

Total (2)	$1,811	$3,110	$2,589	$2,330	$9,840

(1)	-	Presented future payments on capital lease obligations represent payments of principal and related interest.
(2)	-	Excluded from the above table is $282 thousand of gross liability for uncertain tax positions recorded in accounts payable and accrued liabilities in our consolidated balance sheet at December 31, 2009. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8 – Income Taxes” included elsewhere herein.

Recently Issued Accounting Pronouncements

Refer to “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2 – Summary of Significant Accounting Policies” included elsewhere herein for a discussion of recent accounting changes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2009 or 2008. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

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

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

Wakefield, Massachusetts:

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for business combinations on January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2010

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,889	$13,618
Restricted cash	702	—
Marketable securities	6,772	10,948
Accounts receivable, net of allowance of $490 and $437, respectively	18,043	11,683
Deferred income taxes, net	348	942
Prepaid expenses and other current assets	1,645	782

Total current assets	33,399	37,973

Property and equipment, net	3,297	4,013
Intangible assets, net	6,302	3,592
Goodwill	9,280	—
Deferred income taxes, net	20,760	21,451
Other assets	93	41

Total assets	$73,131	$67,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$11,192	$3,692
Accrued bonuses	1,817	1,810
Accrued payroll and related liabilities	1,238	600
Accrued commissions	971	1,483
Deferred revenue and other liabilities	2,270	892
Capital lease obligations, current	220	215

Total current liabilities	17,708	8,692

Other liabilities	107	—
Capital lease obligations	200	420

Total liabilities	18,015	9,112

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 12,132 and 12,162 shares outstanding as of December 31, 2009 and 2008, respectively	297	297
Paid-in capital	213,531	213,354
Treasury stock, at cost, 17,604 and 17,574 shares at December 31, 2009 and 2008, respectively	(125,568)	(126,382)
Accumulated other comprehensive income	6	—
Retained deficit	(33,150)	(29,311)

Total stockholders’ equity	55,116	57,958

Total liabilities and stockholders’ equity	$73,131	$67,070

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Service revenue	$46,120	$68,125	$63,188
Software revenue	664	1,132	2,383
Reimbursable expenses	3,301	4,486	2,919

Total revenue	50,085	73,743	68,490

Cost of revenue:
Project and personnel costs **	30,190	39,608	35,443
Software costs	496	861	2,030
Reimbursable expenses	3,301	4,486	2,919

Total cost of revenue	33,987	44,955	40,392

Gross profit	16,098	28,788	28,098

Operating expenses:
Selling, general and administrative **	18,412	23,232	21,335
Depreciation and amortization	2,694	3,771	2,448
Impairment of goodwill and other intangible assets	—	48,594	—

Total operating expenses	21,106	75,597	23,783

Operating (loss) income	(5,008)	(46,809)	4,315

Other income, net	122	503	1,599

(Loss) income before income taxes	(4,886)	(46,306)	5,914

Tax (benefit) provision	(1,047)	712	(2,896)

Net (loss) income	$(3,839)	$(47,018)	$8,810

(Loss) earnings per share:
Basic net (loss) earnings per share of common stock	$(0.32)	$(3.66)	$0.75

Diluted net (loss) earnings per share of common stock	$(0.32)	$(3.66)	$0.66

Shares used in computing basic net (loss) income per share of common stock	12,067	12,861	11,793

Shares used in computing diluted net (loss) income per share of common stock	12,067	12,861	13,358

** - The following amounts of share-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$269	$395	$378
Selling, general and administrative	870	1,160	1,101

Total share-based compensation	$1,139	$1,555	$1,479

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings/ (Deficit)	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2007	29,736	$297	$213,979	(18,214)	$(136,923)	$—	$8,897	$86,250
Issuance of common stock related to employee stock plans	—	—	(182)	85	678	—	—	496
Issuance of restricted stock awards	—	—	(302)	38	302	—	—	—
Issuance of common stock related to acquisition(s)	—	—	(756)	1,131	9,051	—	—	8,295
Stock option exercises	—	—	(1,722)	649	5,195	—	—	3,473
Shares surrendered in connection with option exercises and taxes	—	—	—	(128)	(1,277)	—	—	(1,277)
Share-based compensation expense	—	—	1,479	—	—	—	—	1,479
Net income	—	—	—	—	—	—	8,810	8,810	$8,810

BALANCE, December 31, 2007	29,736	297	212,496	(16,439)	(122,974)	—	17,707	107,526	$8,810

Issuance of common stock related to employee stock plans	—	—	(369)	111	887	—	—	518
Forfeitures of restricted stock awards	—	—	89	(11)	(89)	—	—	—
Stock option exercises	—	—	(417)	118	945	—	—	528
Repurchases of common stock	—	—	—	(1,344)	(5,105)	—	—	(5,105)
Shares surrendered in connection with option exercise	—	—	—	(9)	(46)	—	—	(46)
Share-based compensation expense	—	—	1,555	—	—	—	—	1,555
Net loss	—	—	—	—	—	—	(47,018)	(47,018)	$(47,018)

BALANCE, December 31, 2008	29,736	297	213,354	(17,574)	(126,382)	—	(29,311)	57,958	$(47,018)

Issuance of common stock related to employee stock plans	—	—	(1,102)	192	1,533	—	—	431
Forfeitures of restricted stock awards	—	—	140	(18)	(140)	—	—	—
Repurchases of common stock	—	—	—	(204)	(579)	—	—	(579)
Share-based compensation expense	—	—	1,139	—	—	—	—	1,139
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	6	—	6	$6
Net loss	—	—	—	—	—	—	(3,839)	(3,839)	$(3,839)

BALANCE, December 31, 2009	29,736	$297	$213,531	(17,604)	$(125,568)	$6	$(33,150)	$55,116	$(3,833)

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,839)	$(47,018)	$8,810
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	2,694	3,771	2,448
Provision for doubtful accounts	113	150	126
Deferred income taxes	(516)	(138)	(3,706)
Stock-based compensation	1,139	1,555	1,479
Amortization of marketable securities discounts (premiums), net	184	136	(63)
Excess tax benefits from stock options	—	(6)	(729)
Impairment of goodwill and other intangible assets	—	48,594	—
Loss on sale of marketable securities	7	—	(6)
Loss on disposal of fixed assets	34
Changes in operating accounts:
Accounts receivable	2,896	3,958	(1,084)
Prepaid expenses and other assets	(819)	111	(452)
Other assets	(42)	7	4
Accounts payable and accrued liabilities	(1,046)	(494)	204
Accrued payroll and related liabilities	(1,279)	(2,856)	1,543
Deferred revenue and other liabilities	231	(28)	668

Net cash (used in) provided by operating activities	(243)	7,742	9,242

Net cash used in discontinued operating activities	—	(8)	(565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities	21,463	29,723	52,285
Purchases of marketable securities	(17,472)	(25,661)	(44,054)
Purchase of Fullscope Inc., net of cash acquired	(10,942)
Purchase of National Decision Systems, Inc., including payment under earnouts	—	—	(709)
Purchase of Vertical Pitch, LLC	—	(49)	(15,548)
Purchase of Alecian Corporation, including payment under earnout	—	(1,000)	(794)
Purchase of Lynx Business Intelligence Consulting, Inc., including payment under earnouts	(140)	(150)	(3,263)
Purchases of property and equipment	(32)	(307)	(2,278)

Net cash (used in) provided by investing activities	(7,123)	2,556	(14,361)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(215)	(202)	(147)
Proceeds from employee stock purchase plans and stock option exercises	431	1,000	2,898
Excess tax benefits from stock options	—	6	729
Repurchases of common stock	(579)	(5,105)	—

Net cash (used in) provided by financing activities	(363)	(4,301)	3,480

Net (decrease) increase in cash and cash equivalents	(7,729)	5,989	(2,204)
CASH AND CASH EQUIVALENTS, beginning of period	13,618	7,629	9,833

CASH AND CASH EQUIVALENTS, end of period	$5,889	$13,618	$7,629

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$36	$51	$53

Cash paid for income taxes	$428	$964	$799

Cash receipts from related parties	$—	$179	$206

Cash payments to related parties	$—	$—	$628

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Goodwill adjustment (Note 4)	$1,800	$—	$—

Unrealized gain on available for sale securities	$6	$—	$—

(Forfeiture) issuance of restricted stock awards	$(140)	$(89)	$302

Issuance of common stock for acquisitions and earnouts	$—	$—	$8,295

Shares surrendered to cover option exercises and taxes	$—	$46	$1,277

Purchases of property and equipment under capital lease obligations	$—	$—	$22

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is a consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. Headquartered in Wakefield, Massachusetts, as of December 31, 2009, our Company employed approximately 180 consulting professionals and 237 total professionals throughout our network of satellite offices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of Presentation –

The consolidated financial statements include the accounts of Edgewater and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company did not identify any recognizable events during this period.

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

Cash and Cash Equivalents –

Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks. All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. The Company’s cash equivalents consisted of $12 thousand in money market funds as of December 31, 2009. Cash equivalents consisted of $3.6 million in money market funds and $1.0 million in commercial paper, which is a short-term equity instrument and is classified as trading security under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” as of December 31, 2008.

The following tables represent the Company’s fair value hierarchy for its Level 2 trading securities, which are carried at fair value, as of December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading securities	$997	$3	$—	$1,000

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash –

In connection with Edgewater’s December 31, 2009 acquisition of Fullscope, Inc. (“Fullscope”), Fullscope, at the closing date of the acquisition, had $702 thousand of restricted cash. The restricted cash represents an escrow deposit made in connection with Fullscope’s sale of certain intellectual property in June 2009 and is scheduled to be released in June 2010. As provided for under the Agreement and Plan of Merger and Reorganization between Edgewater and Fullscope, the restricted cash, once released from escrow, will be distributed to the former stockholders of Fullscope. The escrow deposit is invested in an interest-bearing account at a federally insured bank. Edgewater’s acquisition of Fullscope is described in further detail in Note 4 of the notes to consolidated financial statements,

Marketable Securities –

Marketable securities are classified as available-for-sale securities, which are recorded at fair market value with unrealized gains and losses recorded as part of accumulated and other comprehensive income, which is separate component of stockholders’ equity, until such gains and losses are realized. Marketable securities consist of marketable instruments, which include but are not limited to government obligations, including agencies, government sponsored entities and commercial paper. All marketable securities have original maturities greater than three months, but less than one year, at the date of purchase. The fair value of these securities is based upon quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the consolidated statements of operations. Realized gains or losses are determined on the specific identification method and are included in interest income in the consolidated statements of operations.

Property and Equipment –

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. See Note 6 and Note 14 of the notes to consolidated financial statements. Additions that extend the lives of the assets are capitalized, while repairs and maintenance costs are expensed as incurred.

Costs Incurred to Develop Software for Internal Use –

The Company capitalizes certain internal and external costs in connection with software developed for internal use. These costs are comprised of employee salaries and third-party consulting fees incurred during the application development stage of the project. Such capitalized costs are expensed over the estimated life of the software, typically three years, using the straight-line method. No costs related to internally developed software were capitalized by the Company during the years ended December 31, 2009 and 2008.

Impairment of Long-Lived Assets –

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by a comparison of cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model (see Note 7 of the notes to consolidated financial statements). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and Intangible Assets –

Goodwill has an indefinite useful life and is not amortized, but is evaluated for impairment annually (the “Annual Impairment Test”) or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at historical cost. Our intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from 1.5 to 7.5 years and is further described in Notes 4 and 7.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Goodwill is evaluated for impairment using a two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing both the Guideline Company Method and the Comparable Transactions Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate.

Revenue Recognition –

Our Company recognizes revenue from providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Our revenues are generated from sources such as management consulting engagements, technical consulting engagements, EIM/data services and infrastructure services, ERP and CRM solutions, and Enterprise Performance Management consulting engagements. Revenue from these service offerings is recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.

For the years ended December 31, 2009, 2008 and 2007, revenue from management consulting engagements, technical consulting engagements and enterprise performance management consulting engagements represented the following:

Year Ended December 31,	Management Consulting Engagements	Technical Consulting Engagements	Enterprise Performance Management Consulting Engagements
2009	3.7%	28.6%	67.7%
2008	6.4%	36.6%	57.0%
2007	12.5%	57.2%	30.3%

The Company derives a significant portion of its service revenue from time and materials-based contracts. Time and materials-based contracts represented 92.7%, 96.7% and 95.0% of service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates.

Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.7%, 1.0% and 2.4% of service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period, then we may recognize a loss on a contract. Provisions for estimated losses on uncompleted projects are made on a contract-by-contract basis. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the years ended December 31, 2009, 2008 or 2007.

We also perform services on a periodic fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 2.6%, 2.3% and 2.6% of service revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Revenue under periodic fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

When a customer enters into a time and materials, fixed-price or a periodic fixed-fee contract, we recognized revenue in accordance with our evaluation of the deliverables in each contract. Our evaluation is conducted to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2009 and 2008, the Company has recorded a deferred liability of approximately $809 thousand and $199 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 1.3%, 1.5% and 3.5% of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. All related warranty and maintenance arrangements are performed by the primary software vendor and are not the obligation of the Company.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cost of Services –

Our cost of services are comprised primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Other Income, Net –

The following table represents the components of other income, net:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Interest income	$192	$554	$1,652
Interest expense	(36)	(51)	(53)
Loss on disposal of fixed assets	(34)	—	—

Other income, net	$122	$503	$1,599

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

Earnings Per Share –

Basic earnings per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. Following is a reconciliation of the shares used in computing basic and diluted earnings per share for the fiscal years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Shares used in computing basic earnings per share	12,067	12,861	11,793
Dilutive effect of stock options and unvested restricted stock awards, determined using the treasury stock method	—	—	1,565

Shares used in computing diluted earnings per share	12,067	12,861	13,358

Stock options for which the exercise price exceeds the average market price have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations of earnings per share in each of the periods presented. Had such shares been included, the presented number of shares for the diluted computation would have increased by approximately 4.2 million, 2.9 million and 0.4 million in the years ended December 31, 2009, 2008 and 2007, respectively. Options to purchase approximately 12 thousand and 206 thousand shares of common stock that were outstanding during the year ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted net loss per share due to the reported loss.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Fair Value of Financial Instruments –

Edgewater’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.

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

	December 31,
	2009	2008
Accounts receivable:
Customer A	—%	10.8%
Customer B	10.9%	—%

For the years ended December 31, 2009 and 2008, no customer represented more that 10% of the Company’s total service revenue. In the year ended December 31, 2007, three customers contributed more than 10% of the Company’s service revenue. For the years ended December 31, 2009, 2008 and 2007, our five largest customers represented 20.4%, 26.2%, and 45.1% of our service revenue in the aggregate, respectively.

	Year Ended December 31,
	2009	2008	2007
Revenue:
Customer C	—%	—%	11.0%
Customer D	—%	—%	13.6%
Customer E	—%	—%	11.3%

Comprehensive (Loss) Income –

Comprehensive (loss) income consists of periodic net (loss) income and net unrealized gains (losses) on our available-for-sale marketable securities.

Share-Based Compensation –

We recognize as compensation expense the total fair value of share-based awards, over the requisite employee service period (generally the vesting period of the grant). We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards on the date of grant. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the years ended December 31, 2009, 2008 and 2007 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

The Company has elected to adopt the alternative transition (“short-cut”) method for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC Pool of the tax effects of employee share-based compensation awards that are outstanding as of January 1, 2006. See Note 10 for additional information relating to the Company’s stock plans and the recognition of share-based compensation expense.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Foreign Currency Translation –

The financial statements for Edgewater’s non-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in our financial statements are accumulated in equity as a component of accumulated other comprehensive income (loss).

Edgewater’s non-U.S. operations are directly related to the December 31, 2009 acquisition of Fullscope, Inc., which is more fully described in Note 4 of the notes to consolidated financial statements.

Segment Information –

The Company engages in business activities under one operating segment, which combines management consulting, technical knowledge, and enterprise management solutions to develop custom technology and business process solutions. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results.

Recent Accounting Pronouncements –

Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” amends ASC Subtopic 650-25, “Revenue Recognition—Multiple-Element Arrangements” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” allows entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The Company’s adoption of this ASU did not have a material impact on our consolidated financial statements.

In July 2009, FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is codified in the ASC under Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles in the United States. ASC Topic 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of ASC Topic 105 during the third quarter of 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” which is now codified in ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of ASC Topic 855 as of June 30, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures, which are included in Note 2 “–Basis of Presentation” of the notes to consolidated financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now codified in the ASC under Topic 825, “Financial Instruments” (“ASC Topic 825”). This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company in the quarter ended June 30, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures, which are included in Note 3.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

3. MARKETABLE SECURITIES:

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

During 2009, we changed the classification of our marketable securities from held-to-maturity to available-for-sale. Prior to this change, our marketable securities were reported at amortized cost. We changed the classification of our marketable securities as a result of our selling certain securities prior to their maturity. The proceeds from the sale were used in connection with the funding of our acquisition of Fullscope, Inc., which is described in more detail in Note 4. At the time we changed our classification, our marketable securities had a fair value of $6.8 million and we recognized an unrealized gain of $6 thousand at the time of transfer.

As of December 31, 2009, our marketable securities are classified as available-for-sale securities, which are recorded at fair value and consist of marketable instruments, which include but are not limited to corporate bonds and commercial paper. As of December 31, 2008, our marketable securities were classified as held-to-maturity securities and they were reported at amortized cost.

The following tables represent the Company’s fair value hierarchy for its marketable securities as of December 31, 2009 and December 31, 2008. As a result of the Company’s change in the classification of its marketable securities during the current year, the marketable security balances reported in the Company’s December 31, 2009 balance sheet are presented at fair value, while the amounts presented in the December 31, 2008 balance sheet are reported at amortized cost. Each of the below listed marketable securities is classified as a Level 2 securities within the fair value hierarchy.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government obligations	$6,766	$6	$—	$6,772

Total marketable securities	$6,766	$6	$—	$6,772

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,736	$14	$—	$3,750
Corporate bonds	7,212	43	$—	7,255

Total marketable securities	$10,948	$57	$—	$11,005

Amortization expense related to the net discounts and (premiums) on our available-for-sale securities was $184 thousand, $136 thousand and $(61) thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Financial Instruments: As of December 31, 2009 and 2008, the fair values of our other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4. BUSINESS COMBINATIONS:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which is now codified under, and referred to as, ASC Topic 805, “Business Combinations” (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. ASC Topic 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC Topic 805 became effective for fiscal years beginning after December 31, 2008. We, in connection with our acquisition of Fullscope, Inc., adopted the provisions of ASC Topic 805 during the year ended December 31, 2009.

Acquisition of Fullscope, Inc.: On December 31, 2009, the Company, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Purchase Agreement”) acquired all of the outstanding stock of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”). Fullscope, with corporate offices located in Athens, Alabama and satellite offices in Alpharetta, Georgia and Montreal, Canada, is a Microsoft Dynamics consulting firm that provides discrete and process manufacturing Enterprise Resource Planning-related (“ERP”) consulting services in the upper mid-market. The Fullscope Acquisition provides Edgewater with ERP integration and related consulting service capabilities, discrete and process manufacturing expertise and extends the reach of the Company’s strategic data and analytics offerings into the upper middle market.

The Company has initially estimated total allocable purchase price consideration to be $15.6 million. The initial purchase price estimate is comprised of $14.4 million in cash paid at closing increased by $1.2 million representing our initial fair value estimate of additional contingent earnout consideration that may earned by the former Fullscope stockholders, as described in more detail below. The cash paid at closing consisted of the $12.5 million purchase price plus $1.9 million in additional cash consideration attributable to Fullscope delivering net working capital in excess of agreed upon levels established in the Purchase Agreement. Fullscope’s excess net working capital adjustment was primarily generated by Fullscope’s $3.5 million cash on hand at closing. Adjusting for the cash acquired, Edgewater paid $10.9 million in net cash at closing. In addition to the above payments, the Company incurred approximately $613 thousand in transaction costs, which, in accordance with the provisions of ASC Topic 805, are no longer capitalizable as part of the purchase price, but are expensed when incurred.

An earnout agreement was entered into in connection with the Fullscope Acquisition under which the former Fullscope stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company has increased total purchase price consideration described above by $1.2 million, which represents our initial fair value estimate of the contingent consideration to be paid under the earnout agreement. There is no limit with respect to the amounts that can be earned by the former Fullscope stockholders under the terms of the earnout agreement.

The Company, as of December 31, 2009, has performed an initial estimate with respect to the fair value allocation of the total $15.6 million purchase price consideration between assets, liabilities, identified intangible assets and goodwill. Based upon our initial fair value estimates, the Company has incorporated the following purchase price allocation in its December 31, 2009 financial statements:

	Total	Life (In Years)
	(In Thousands)
Cash acquired	$3,481
Net fair value of accounts receivable	9,369
Net fair value of other liabilities assumed	(9,115)
Acquired intangible assets	4,500	1.5 Years to 6 Years
Goodwill (not deductible for tax purposes)	7,388

Total purchase price	$15,623

The above represents the Company’s initial fair value estimates as of December 31, 2009, due to the fact that the transaction was completed on the last day of our fiscal year. Substantially all of these amounts are subject to subsequent adjustment as the Company obtains additional information during the measurement period. The reported fair value of the accounts receivable is net of an estimate of uncollectible accounts of $100 thousand. We would expect the measurement period to be completed during the second quarter of 2010, except for any impact that may arise from the filing of Fullscope’s 2009 income tax returns. Any subsequent adjustments to the original fair value estimates occurring during the measurement period will result in an adjustment to the carrying value of goodwill.

Our initial fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, Discounted Cash Flow Method, Lost Profits Method and Avoided Cost Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4. BUSINESS COMBINATIONS (Continued):

In connection with the Fullscope Acquisition, the Company recorded a $1.8 million deferred tax liability, which served to reduce the carrying value of the Company’s net deferred tax assets as of December 31, 2009. The Fullscope Acquisition was a stock purchase, and accordingly, the Company does not have a tax basis in the identified intangible assets recorded as part of the Fullscope Acquisition. The establishment of the deferred tax liability resulted in an increase to the Company’s goodwill asset.

The Fullscope Acquisition was accounted for as a purchase transaction and was effective after the close of business on December 31, 2009, the last day of our fiscal year. Accordingly, Fullscope’s assets and liabilities are reflected in the Company’s balance sheet as of December 31, 2009. The results of operations related to Fullscope will be included in the Company’s consolidated statements of operations beginning on January 1, 2010.

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Fullscope was completed at the beginning of 2008. The information for the twelve-month periods ended December 31, 2009 and 2008 include the historical results of Edgewater and Fullscope. The unaudited pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition, acquisition-related costs and interest income. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	For the Year Ended December 31,
	2009	2008
	(Amounts in Thousands, Except Per Share Data)

Pro forma revenues	$86,471	$94,710
Pro forma net loss	$(1,131)	$(49,837)
Pro forma diluted earnings per share	$(0.09)	$(3.88)

On June 25, 2009, Fullscope sold to Microsoft Corporation (“Microsoft”) two software product add-on modules to Microsoft Dynamics AX 2009 at an aggregate purchase price of $7.5 million (the “Microsoft Sale”). The above 2009 unaudited pro forma financial information includes $6.8 million in revenue associated with the Microsoft Sale.

Acquisition of Lynx Business Intelligence Consulting, Inc.: On September 24, 2007, the Company acquired certain assets and liabilities of Lynx Business Intelligence Consulting, Inc. (“Lynx”), pursuant to the terms of an Asset Purchase Agreement (the “Lynx Acquisition). In addition to the Asset Purchase Agreement, the Company entered into an earnout agreement, specifying additional contingent earnout consideration that could be payable to Lynx. Earnout payments were conditioned upon the attainment of certain performance measurements for the Lynx business over a 12- to 24-month period from the date of the acquisition. Assuming all performance measurements were met within the predetermined performance ranges, additional earnout consideration of approximately $0.5 million would be payable, in cash, to Lynx.

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

On September 23, 2009, Lynx completed its second and final earnout period. The Company accrued and paid $140 thousand in contingent earnout consideration to Lynx directly related to the completion of the second and final earnout period. The contingent earnout consideration, which was paid in cash during the fourth quarter of 2009, was recorded as an increase in goodwill in the Company’s consolidated balance sheet during the third quarter of 2009.

5. ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $1.8 million and $3.8 million at December 31, 2009 and 2008, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any possible losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

5. ACCOUNTS RECEIVABLE (Continued):

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Balance at beginning of year	$437	$375	$318
Provisions for bad debts	113	150	126
Charge-offs, net of recoveries	(60)	(88)	(69)

Balance at end of year	$490	$437	$375

6. PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2009	2008
Furniture, fixtures and equipment	$1,418	$1,507
Computer equipment and software	1,464	1,681
Leasehold improvements	3,608	3,854

	6,490	7,042
Less accumulated depreciation and amortization	(3,193)	(3,029)

Total	$3,297	$4,013

Depreciation expense related to property and equipment for the years ended December 31, 2009, 2008 and 2007 totaled approximately $905 thousand, $1.0 million and $1.0 million, respectively.

The above table of property and equipment includes assets under capital leases as listed below.

	December 31,
	2009	2008
	(In Thousands)
Furniture, fixtures and equipment	$999	$999

Less accumulated depreciation and amortization	(486)	(324)

Total	$513	$675

7. GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2009	2008
	(In Thousands)
Goodwill:
Balance at beginning of year	$—	$46,033
Acquisitions consummated during 2007	(48)	49
Contingent earnout consideration related to 2007 acquisitions	140	1,150
Acquisition consummated during 2009	9,188	—
Impairment charges	—	(47,232)

Balance at end of year	$9,280	$—

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued):

Significant changes impacting the carrying value of goodwill during the year ended December 31, 2009 and 2008 included the following:

•

In September 2009, Lynx completed its second and final earnout period. Accordingly, the Company accrued and paid $140 thousand in contingent earnout consideration to Lynx directly related to the completion of the second and final earnout period. The contingent earnout consideration, which was paid in cash during the fourth quarter of 2009, was recorded as an increase in goodwill in the Company’s consolidated balance sheet during the third quarter of 2009.

•

The Company increased the gross carrying value of goodwill by $9.2 million during the year ended December 31, 2009 in connection with the Fullscope Acquisition. The Fullscope Acquisition and the related fair value allocation of purchase price between assets, liabilities, intangible assets and goodwill is described further detail in Note 4.

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

Upon determining that a triggering event had occurred, the Company performed the First Step of the goodwill impairment process and determined that the book value of the reporting unit exceeded the fair value of the reporting unit. Therefore, the Second Step of the goodwill impairment test was performed. The Second Step measured the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. For the definite-lived intangible asset impairment review, the Company compared the carrying value of the intangible asset against the estimated undiscounted cash flows to be generated over the remaining life of the intangible asset. Based upon the results, the Company recognized impairment charges of $23.5 million and $1.2 million during the second quarter of 2008 related to goodwill and other intangible assets, respectively.

•

On December 2, 2008, in connection with the 2008 Annual Impairment Test, the Company performed its annual review for impairment. Based upon the valuation approaches described in Note 2 – “Summary of Significant Accounting Policies—Goodwill and Intangible Assets,” the Company determined that the carrying value of the reporting unit exceeded the fair value of the reporting unit, requiring the performance of the Second Step of the impairment review process. Based upon the results of the Second Step impairment review procedures, the Company identified that the remaining carrying value of the recorded goodwill was fully impaired. Accordingly, the Company recognized additional impairment charges of $23.6 million and $0.2 million during the fourth quarter of 2008 related to goodwill and other intangible assets, respectively.

As of December 31, 2009, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company from 2004 to 2009. These transactions include the Fullscope, Vertical Pitch, Lynx, Alecian, NDS and Ranzal acquisitions. The Vertical Pitch, Lynx, Alecian and NDS transactions were completed in 2007 and 2006 and are discussed in greater detail in the Company’s previously filed reports with the SEC. The Ranzal acquisition was completed in 2004 and is discussed in greater detail in the Company’s previously filed reports with the SEC.

Other net intangibles amounted to $6.3 million and $3.6 million as of December 31, 2009 and 2008, respectively. Following is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2009
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Non-compete agreements	$3,410	$—	$2,524	$886
Customer relationships	11,640	1,362	6,762	3,516
Asset purchase agreement	1,400	—	—	1,400
Trade name and trademark	600	—	100	500

	$17,050	$1,362	$9,386	$6,302

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued):

	December 31, 2008
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Non-compete agreements	$2,910	$—	$2,313	$597
Customer relationships	9,540	1,362	5,183	2,995
Trade name and trademark	100	—	100	—

	$12,550	$1,362	$7,596	$3,592

The Company increased the gross carrying value of intangible assets by $4.5 million during the year ended December 31, 2009 in connection with the Fullscope Acquisition. The Fullscope Acquisition and the related fair value allocation of purchase price between assets, liabilities, intangible assets and goodwill is described further detail in Note 4.

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 7.5 years
Asset purchase agreement	1.5 years
Trade name and trademark	2 to 5 years

We amortize intangible assets assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. The weighted average amortization period for all intangible assets subject to amortization was 3.9 years, 3.4 years and 3.8 years as of December 31, 2009, 2008 and 2007, respectively. Amortization expense related to all intangible assets was $1.8 million, $2.7 million and $1.4 million in 2009, 2008 and 2007, respectively.

Estimated annual amortization expense for the next five years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization Expense
(In Thousands)
2010	$3,084
2011	$1,810
2012	$863
2013	$302
2014	$197
Thereafter	$46

8. INCOME TAXES:

We are subject to U.S. federal tax as well as income tax in multiple states, local and foreign jurisdictions. The Company’s 2003 through 2008 tax years are open and may be subject to examination by these taxing authorities. To our best knowledge we are no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2002. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters. However, we believe that the resolution of any future income tax examination will not have a material effect on our financial position or results of operations.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax (benefit) provision.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8. INCOME TAXES (Continued):

Significant components of the Company’s income tax (benefit) provision consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Current tax (benefit) expense:
Federal	$(32)	$(14)	$138
State	(366)	605	472
Foreign	(164)	220	—

	(562)	811	610
Deferred tax (benefit) expense:
Federal	(1,667)	(6,212)	(1,891)
State	1,151	(3,548)	81
Change in valuation allowance	—	9,622	(1,896)

	(516)	(138)	(3,706)
Unrecognized tax benefit	31	39	200

Income tax (benefit) provision	$(1,047)	$712	$(2,896)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$28,412	$20,596
Acquired intangible assets	10,177	11,211
Non-deductible reserves and accruals	611	691
Share-based compensation	1,207	943
Depreciation	52	91

Total deferred income tax assets	40,459	33,532
Deferred income tax liabilities:
Acquired intangible assets	(1,800)	—
Other	(59)	(118)

Total deferred income tax liabilities	(1,859)	(118)

Valuation allowance	(17,492)	(11,021)

Deferred income tax, net	$21,108	$22,393

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2009		December 31, 2008
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$611	$39,870	$1,525	$32,089
Liabilities	(65)	(1,816)	(83)	(117)
Valuation allowance	(198)	(17,294)	(500)	(10,521)

Net deferred tax asset	$348	$20,760	$942	$21,451

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8. INCOME TAXES (Continued):

Significant deferred tax attributes and current year activity within the Company’s deferred tax accounts included the following:

Acquired Deferred Tax Attributes: As discussed in Note 4, on December 31, 2009, the Company acquired the outstanding stock of Fullscope, Inc. In connection with the Fullscope Acquisition, the Company assumed Fullscope’s deferred tax attributes as of the date of the acquisition. In connection with our initial fair value assessments of assets, liabilities, intangible assets and goodwill, the Company reviewed the carrying value of the acquired deferred tax attributes. Based upon initial fair value estimates, the Company recognized net operating loss carryforwards and credits totaling $6.4 million, which are reflected in the Company’s deferred tax balances as of December 31, 2009.

A significant portion of the deferred tax attributes assumed in connection with the acquisition are related to Fullscope’s federal net operating loss carryforwards. Prior to the acquisition, the federal net operating loss carryforwards were subject to Internal Revenue Code Section 382 Limitations (“Section 382 Limitations”). As a result of our acquisition, the future use of Fullscope’s federal net operating loss carryforwards will be subject to further Section 382 Limitations. The Company, as part of its purchase accounting, has applied a full valuation allowance against the gross carrying value of Fullscope’s net operating loss carryforwards and tax credits due to uncertainty with respect to our ability to realize a future tax benefit related to these attributes.

The establishment of the valuation allowance served to increase the goodwill recognized by the Company. We will continue to evaluate Fullscope’s deferred tax asset attributes during the measurement period as we receive updated information. Any subsequent adjustment to the carrying value of Fullscope’s deferred tax attributes during the measurement period that relate to facts that existed as of December 31, 2009 will result in an adjustment to goodwill. All other subsequent adjustment to Fullscope’s deferred tax attributes will be recorded through income tax expense.

Additionally, in connection with the Fullscope Acquisition, the Company recorded a $1.8 million deferred tax liability, which served to reduce the carrying value of the Company’s net deferred tax assets as of December 31, 2009. The Fullscope Acquisition was a stock purchase, and accordingly, the Company does not have a tax basis in the identified intangible assets recorded as part of the Fullscope Acquisition. The establishment of the deferred tax liability resulted in an increase to the Company’s goodwill asset.

Net Operating Loss Carryforwards and Credits: As of December 31, 2009, including the deferred tax attributes associated with the Fullscope Acquisition, we have tax affected net operating loss carryforwards for federal income tax purposes of approximately $23.5 million and alternative minimum, worker’s opportunity and foreign tax credits of approximately $2.6 million, which expire at various intervals through 2029. However, $16.8 million of the Company’s federal net operating loss carryforwards and $1.0 million of workers opportunity tax credits are set to expire in 2020. In addition, the Company has various tax affected net operating loss carryforwards for state income tax purposes of approximately $0.9 million, which expire at various intervals through 2029. The Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization.

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Balance, beginning of year	$11,021	$4,579	$6,474
Additions	—	9,890	1,324
Allowance reversals	—	(269)	(3,219)
Write-offs	—	(3,179)	—
Allowance established in connection with Fullscope Acquisition (Note 4)	6,471	—	—

Balance, end of year	$17,492	$11,021	$4,579

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8. INCOME TAXES (Continued):

At December 31, 2009, the Company weighed both positive (projections and acquisition of Fullscope) and negative (recent financial results) evidence in assessing the recoverability of our deferred tax assets. Our judgment in assessing the evidence was that the negative and positive evidence were effectively offset and our valuation allowance levels were appropriate.

During 2008, the Company recorded adjustments to its valuation allowance including a $9.9 million increase in the valuation allowance in connection with management’s estimate of the future realizability of federal net operating loss carryforwards and certain tax credits and a write-off of $3.2 million related to a 1999 foreign tax credit (“FTC”).

The 2008 Impairment Charges generated an increase of $11.9 million in the gross carrying value of the Company’s deferred tax assets. The increase was directly related to the recognition of the future deductible temporary timing differences associated with the impairment of the tax deductible goodwill and intangible assets. Additionally, the 2008 Impairment Charges also served to place the Company into a historical three-year cumulative loss position. As is our practice, the Company assessed the recoverability of our deferred tax assets on a more likely than not basis. The review primarily centered upon the carrying value and future recoverability of the Company’s federal net operating loss carryforwards and credits, a majority of which were set to expire on December 31, 2020, and a consideration of certain other alternative minimum and foreign tax credits.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8. INCOME TAXES (Continued):

The differences in income taxes determined by applying the statutory federal tax rate of 34% to (loss) income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations result from the following:

	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$(1,662)	34.0%	$(15,744)	34.0%	$2,011	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	(279)	5.7	(2,092)	4.5	318	5.4
Foreign income taxes	(223)	4.6	220	(0.5)
Revaluation of deferred tax attributes due to change in effective state income tax rate	929	(19.0)	—	—	—	—
Non-deductible transaction costs, intangible assets and goodwill amortization charges and other permanent items	173	(3.5)	8,753	(18.9)	19	0.3
Additions (reversals) of valuation allowance against certain deferred tax assets	—	—	9,622	(20.8)	(1,896)	(32.1)
Benefit related to recognition of foreign tax credits and other deferred tax asset attributes	—	—	—	—	(3,606)	(61.0)
Unrecognized tax benefits	31	(0.6)	39	(0.1)	200	3.4
Other, net	(16)	0.3	(86)	0.3	58	1.0

	$(1,047)	(21.5)%	$712	(1.5)%	$(2,896)	(49.0)%

In accordance with our evaluation of unrecognized tax benefits, we have established a liability representing our estimated amount of unrecognized tax benefits, plus an additional provision for penalties and interest. Additionally, on December 31, 2009, in connection with the Fullscope Acquisition, we assumed a liability for penalties of $25 thousand.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Gross unrecognized tax benefits at beginning of year	$239	$200	$—
Decreases) increases in tax positions in the current year	—	12	150
Settlements	(13)	—	—
Accrued penalties acquired in connection with Fullscope Acquisition (Note 4)	25	—	—
Accrued penalties and interest	31	27	50

Gross unrecognized tax benefits at end of year	$282	$239	$200

As of December 31, 2009, the $282 thousand tax benefit, if recognized, would decrease our 2009 annual effective tax rate from 21.5% to a tax rate of 18.9%. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

9. EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the plan were approximately $357 thousand, $437 thousand and $394 thousand in each of the years ended December 31, 2009, 2008 and 2007.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10. EMPLOYEE SHARE-BASED COMPENSATION PLANS:

Overview

We recognize as compensation expense the total fair value of share-based awards, over the requisite employee service period (generally the vesting period of the grant). We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards on the date of grant. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon a combination of historical, implied and adjusted historical volatility. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.

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

As of December 31, 2009, there are 38,242, 47,950 and 1,058,362 shares available for future grant under the 2000 Plan, 2003 Plan and 2008 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

Option Plans (Excluding Restricted Share Awards)

The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

The Equity Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Global Market System as of the date of grant. Prior to 2007, options granted to officers and employees generally vested in three, four or five year periods, dependent upon the plan or award, and expired on the tenth anniversary of the grant date. Beginning in 2007, certain option awards were made with a shorter expiration date (seven years from the date of grant) and a longer vesting period (up to six years). Annual options granted to non-employee members of the Company’s Board of Directors generally vest in equal quarterly increments and expire on the fifth anniversary of the grant date, and option grants issued upon their initial election to the Company’s Board of Directors vest in equal one-third increments as of the date of grant and the first and second anniversary of the date of grant.

During the year ended December 31, 2009, the Company granted 930,687 stock options (excluding issuances of restricted share awards, if any, issued under either the 2000 Plan or the 2008 Plan), principally as part of a long term incentive program and in connection with the Company’s Board of Director compensation program. The fair value of each option award is estimated on the date of grant using the Black-Sholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10. EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

The fair value of each option award granted during 2009, 2008 and 2007, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2009	2008	2007
Expected volatility	52.0%	45.1%	41.9%
Expected dividend yield	—%	—%	—%
Expected life (in years)	3.36	3.57	5.3
Risk-free interest rate	1.4%	2.5%	4.7%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2009, 2008 and 2007 was $1.11, $1.40 and $4.00 per share, respectively. The total fair value of share awards vested during the years ended December 31, 2009, 2008 and 2007 was $866 thousand, $1.0 million and $653 thousand, respectively.

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2009	3,717,868	$5.90
Granted	930,687	2.81
Exercised	—	—
Forfeited or expired	(542,897)	5.90

Outstanding at December 31, 2009	4,105,658	$5.20	3.12	$182

Vested and expected to vest at December 31, 2009	3,813,707	$5.31	3.03	$143

Exercisable at December 31, 2009	3,005,617	$5.71	1.94	$34

The total intrinsic value of stock options exercised during 2008 and 2007 was approximately $108 thousand and $1.9 million, respectively. No stock options were exercised during 2009.

2003 Equity Incentive Plan and 2008 Omnibus Incentive Plan – Restricted Share Awards

The 2003 Plan and the 2008 Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors (the “Restricted Share Plans”). Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2009, 71,230 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the year ended December 31, 2009 and 2008. During the year ended December 31, 2007, the Company issued 37,800 restricted share awards to employees at a purchase price of $0.01 per share. Additionally, the Company recognized share-based compensation expense of $338 thousand, $448 thousand and $471 thousand during the years ended December 31, 2009, 2008 and 2007, respectively related to restricted share awards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10. EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2009	152,020	$6.27
Granted	—	—
Vested	(63,250)	6.24
Forfeited or expired	(17,540)	6.84

Non-vested at December 31, 2009	71,230	$6.23

Expected to vest at December 31, 2009	71,230	$6.23

The total fair value of stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $395 thousand, $529 thousand and $426 thousand, respectively.

Employee Stock Purchase Plan

In June 2008, in connection with the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved, and the Company adopted, the Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”). The 2008 ESPP Plan became effective on October 1, 2008. The 2008 ESPP Plan allows a maximum of 500,000 shares of the Company’s common stock, plus any shares of common stock that were reserved for issuance, but were not issued, under the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (“1999 ESPP Plan”) to be purchased by Edgewater employees.

Prior to the effective date of the 2008 ESPP Plan, the Company offered eligible employees the option to purchase the Company’s common stock under the 1999 ESPP Plan. The 1999 ESPP Plan allowed a maximum of 700,000 shares to be purchased by employees and as of December 31, 2008, no shares were available for future issuance. The 2008 ESPP Plan and the 1999 ESPP Plan are collectively referred to in this document as the “ESPP Plans.”

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

During the year ended December 31, 2009, 2008 and 2007, the Company issued 179,901, 143,949 and 84,741 shares, respectively, to employees under the ESPP Plans.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Sholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility.

	Year Ending December 31,
	2009	2008	2007

Expected volatility	74.5%	39.4%	34.9%
Expected dividend yield	—%	—%	—%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.1%	1.8%	4.7%

The weighted-average fair value of the shares issued under the ESPP Plans in 2009, 2008 and 2007, based upon the assumptions in the preceding table, was $0.80, $1.30 and $1.73, respectively.

Compensation Expense

Share-based compensation expense under all of the Company’s share-based plans was $1.1 million, $1.6 million and $1.5 million in the years ended December 31, 2009, 2008 and 2007, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10. EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $431 thousand, $1.0 million and $2.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. The Company recognized related tax benefits of $264 thousand, $375 thousand and $328 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.3 million and is expected to be recognized over a period of 3.3 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP issuances. Shares may also be issued from unissued share reserves.

11. CAPITAL STOCK:

Common and Preferred Stock -

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2009 and 2008, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2009 and 2008.

Stockholder Rights Plan -

The Company has a stockholder rights plan, commonly referred to as a “poison pill,” that may discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under this plan, our Board of Directors can issue preferred stock in one or more series without stockholder action. If a person acquires 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would be triggered, which would significantly dilute the voting rights of any such acquiring person. Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us. No preferred stock has been issued as of December 31, 2009.

Stock Repurchase Program -

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

The Company has repurchased a total of 1,548,449 shares of common stock since the inception of the Stock Repurchase Program at an aggregate purchase price of $5.7 million.

12. RELATED PARTY TRANSACTIONS:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

12. RELATED PARTY TRANSACTIONS (Continued):

Rent payments, including the Termination Payment, related to these facilities totaled approximately $0.6 million (including the Termination Payment noted above) and $0.2 million for the years ended December 31, 2007 and 2006, respectively. No rent payments were made in 2009 and 2008 as a result of the Termination Agreement.

13. RESTRUCTURING CHARGES:

In April 2009, the Company initiated cost savings measures, including a reduction of staff, targeted at maintaining operating costs in line with revenue expectations. The measures taken by the Company resulted in severance costs totaling $387 thousand. All related severance costs were accrued by the Company during the second quarter and were recorded as a part of either cost of revenue or selling, general and administrative expense. Severance costs recorded to cost of revenue and selling, general and administrative expenses totaled $375 thousand and $12 thousand, respectively. All related severance costs have been fully paid as of December 31, 2009.

14. COMMITMENTS AND CONTINGENCIES:

Commitments. We have lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in Note 6. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of December 31, 2009 and 2008, our outstanding obligations under the Capital Lease Arrangements totaled $420 thousand, $635 thousand, respectively. During the year ended December 31, 2009, 2008 and 2007, the Company made payments of principal and interest totaling $251 thousand, $251 thousand and $185 thousand, respectively, under the Capital Lease Arrangements.

We lease office space and certain equipment under capital and operating leases that expire at various times through 2016. Annual future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009, were as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In Thousands)
2010	$243	1,568
2011	158	1,549
2012	53	1,350
2013	—	1,258
2014	—	1,331
Thereafter	—	2,330

	454	$9,386

Less amounts representing interest	34

	$420

Rent payments under operating leases were $1.7 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. Rent payments under operating leases, including amounts paid to related parties included in discontinued operations, was approximately $2.3 million for the year ended December 31, 2007.

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

The Company had approximately $282 thousand and $239 thousand of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of December 31, 2009 and 2008, respectively.

ITEM 8B.

Unaudited Supplementary Quarterly Financial Information

(In Thousands, Except Per Share Data)

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2009 and 2008. The quarterly operating results are not necessarily indicative of future results of operations.

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$14,880	$12,037	$11,777	$11,391	$50,085
Gross profit	4,648	3,134	4,192	4,124	16,098
Net loss	(454)	(1,278)	(249)	(1,858)	(3,839)
Basic loss per share	$(0.04)	$(0.11)	$(0.02)	$(0.15)	$(0.32)
Diluted loss per share	$(0.04)	$(0.11)	$(0.02)	$(0.15)	$(0.32)

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$19,461	$19,613	$18,345	$16,324	$73,743
Gross profit	7,406	7,645	7,467	6,270	28,788
Net income (loss) (1)	203	(20,090)	788	(27,919)	(47,018)
Basic income (loss) per share	$0.02	$(1.52)	$0.06	$(2.30)	$(3.66)
Diluted income (loss) per share	$0.02	$(1.52)	$0.06	$(2.30)	$(3.66)

(1)	During both the second and fourth quarters of 2008, the Company recorded $24.7 million and $23.8 million of impairment charges, respectively, related to the carrying values of its goodwill and certain other intangible assets. Additional details can be found in the Company’s previously filed reports with the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. We have excluded Fullscope, Inc. from our assessment of internal controls over financial reporting because it was acquired on December 31, 2009. The balance sheet of Fullscope reflects total assets constituting 16.9% (excluding goodwill and intangibles) of the related consolidated balance sheet amounts as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited the internal control over financial reporting of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Fullscope, Inc., which was acquired on December 31, 2009 and whose financial statements constitute 16.9% (excluding goodwill and intangibles) of the related consolidated balance sheet amounts as of December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Fullscope, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the change in method of accounting for business combinations as of January 1, 2009.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2010

(c) Changes in Controls and Procedures

There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of our most recent evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2010. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K, involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors – Nominees for Election” and “Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership—Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance—Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 for Regulation S-K is incorporated by reference to the material under caption “Corporate Governance – Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance—Compensation of Outside Directors” and “Compensation of Named Executive Officers – Summary Compensation Table” in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Corporate Governance—Compensation of Outside Directors,” “Compensation of Named Executive Officers – Summary Compensation Table,” “Equity Compensation Plans – Equity Compensation Plan Information” and “Stock Ownership – Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance – Board and Board Committee Matters” and “Certain Transactions” in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A is incorporated herein by reference to the material under the captions “Corporate Governance—Board and Board Committee Matters – Audit Committee” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements required by Item 15 are included and indexed in Part II, Item 8.

(a)	2.	Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

(a)	3.	See “Exhibit Index” on the following pages.

(a)3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of December 10, 2007, by and among Edgewater Technology-Ranzal, Inc., Vertical Pitch, LLC and Daniel Gudal (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 12, 2007).

2.2	Agreement and Plan or Merger and Reorganization dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and Rurik G. Vandevenne (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 5, 2010).

2.3	Earnout Agreement dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and the Designated Agent, on behalf of the Agent Committee and the Stockholders.*

3.1	Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.2	Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

3.3	Certificate of Amendment of the Certificate of Incorporation dated May 8, 1998 (Incorporated by reference from Exhibit 3.3 to the Company’s Form 10-K filed with the SEC on March 16, 1999).

3.4	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 28, 2007).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

10.2	The Company’s 1997 Employee Stock Purchase Plan adopted May 2, 1997 (Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-29689)), which has been terminated by approval and adoption of the Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan referenced in Exhibit 10.52.

10.3	The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998). (1)

10.4	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002). (1)

10.5	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, amended and restated effective March 20, 2002. (Incorporated by reference from Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002) which has been amended and in its current state is reflected in Exhibit 10.51.(1)

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).
*	Filed herein

(a)3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.6	Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313, filed with the SEC on May 30, 2002). (1)

10.7	Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.8	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.9	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.10	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey. (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.11	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 of Form S-8, 333-153740 filed with the SEC on September 30, 2008. (1)

10.12	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Form S-8, 333-153741 filed with the SEC on September 30, 2008. (1)

21.1	Subsidiaries of Edgewater Technology, Inc. as of December 31, 2009.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See Signature Page).*

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification –Chief Financial Officer*

32	Section 1350 Certification*

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).
*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, State of Massachusetts, on March 15, 2010.

Edgewater Technology, Inc.

/S/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Shirley Singleton and Timothy R. Oakes and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Name	Title	Date

/S/ SHIRLEY SINGLETON Shirley Singleton	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2010

/S/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010

/S/ PAUL E. FLYNN Paul E. Flynn	Director	March 15, 2010

/S/ PAUL GUZZI Paul Guzzi	Director	March 15, 2010

/S/ NANCY L. LEAMING Nancy Leaming	Director	March 15, 2010

/S/ MICHAEL R. LOEB Michael R. Loeb	Director	March 15, 2010

/S/ DANIEL O’CONNELL Daniel O’Connell	Director	March 15, 2010

/S/ WAYNE WILSON Wayne Wilson	Director	March 15, 2010