Form 10-Q
period 2010-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2010-05-13
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 6, 2010 was 12,242,990.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,708	$5,889
Restricted cash	703	702
Marketable securities	4,019	6,772
Accounts receivable, net of allowance of $502 and $490, respectively	19,132	18,081
Deferred income taxes, net	348	348
Prepaid expenses and other current assets	2,363	1,639

Total current assets	29,273	33,431

Property and equipment, net	3,168	3,297
Intangible assets, net	5,523	6,302
Goodwill	10,080	10,080
Deferred income taxes, net	21,204	20,760
Other assets	93	93

Total assets	$69,341	$73,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,886	$11,999
Accrued payroll and related liabilities	3,213	4,051
Deferred revenue and other liabilities	1,980	2,270
Capital lease obligations, current	200	220

Total current liabilities	14,279	18,540
Other liabilities	92	107
Capital lease obligations	164	200

Total liabilities	14,535	18,847

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2010 and December 31, 2009, 12,208 and 12,132 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	297	297
Paid-in capital	213,260	213,531

Treasury stock, at cost, 17,528 and 17,604 shares at March 31, 2010 and December 31, 2009, respectively	(124,962)	(125,568)
Accumulated other comprehensive income	—	6
Retained deficit	(33,789)	(33,150)

Total stockholders’ equity	54,806	55,116

Total liabilities and stockholders’ equity	$69,341	$73,963

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2010	2009
Revenue:
Service revenue	$15,701	$13,555
Software revenue	2,921	369
Process royalties	394	—
Reimbursable expenses	1,254	956

Total revenue	20,270	14,880

Cost of revenue:
Project and personnel costs **	10,345	9,025
Software costs	1,963	251
Reimbursable expenses	1,254	956

Total cost of revenue	13,562	10,232

Gross profit	6,708	4,648

Operating expenses:
Selling, general and administrative **	6,737	4,742
Depreciation and amortization	1,002	708

Total operating expenses	7,739	5,450

Operating loss	(1,031)	(802)

Interest income, net	6	68
Other expense, net	(30)	—

Loss before income taxes	(1,055)	(734)
Tax benefit	(416)	(280)

Net loss	$(639)	$(454)

Loss per share:
Basic net loss per share of common stock	$(0.05)	$(0.04)

Diluted net loss per share of common stock	$(0.05)	$(0.04)

Shares used in computing basic net loss per share of common stock	12,138	12,054

Shares used in computing diluted net loss per share of common stock	12,138	12,054

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$54	$54
Selling, general and administrative	165	291

Total stock-based compensation	$219	$345

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(639)	$(454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,002	708
Provision for doubtful accounts	13	38
Deferred income taxes	(444)	(325)
Excess tax benefits from stock options	(1)	—
Stock-based compensation expense	219	345
Amortization of marketable securities (premiums) discounts, net	(33)	48
Loss on sale of marketable securities	4	—
Non-cash foreign currency translation loss	8	—
Fair value adjustment of contingent earnout consideration	50	—
Changes in operating accounts:
Accounts receivable	(1,064)	(295)
Prepaid expenses and other current assets	(724)	(788)
Other assets	—	(56)
Accounts payable and accrued liabilities	(3,177)	(22)
Accrued payroll and related liabilities	(838)	(1,427)
Deferred revenue and other liabilities	(290)	(179)

Net cash used in operating activities	(5,914)	(2,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	(1)	—
Redemptions of marketable securities	2,777	6,405
Purchases of marketable securities	—	(8,020)
Purchases of property and equipment	(94)	(21)

Net cash provided by (used in) investing activities	2,682	(1,636)

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(56)	(53)
Excess tax benefits from stock options	1	—
Repurchases of common stock	—	(97)
Proceeds from employee stock plans and stock option exercises	116	117

Net cash provided by (used in) financing activities	61	(33)

Effects of exchange rates on cash	(10)	—

Net decrease in cash and cash equivalents	(3,181)	(4,076)
CASH AND CASH EQUIVALENTS, beginning of period	5,889	13,618

CASH AND CASH EQUIVALENTS, end of period	$2,708	$9,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,843	$289

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on securities	$4	$—

Net issuances and forfeiture of restricted stock awards	$232	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is a consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. Headquartered in Wakefield, Massachusetts, as of March 31, 2010, the Company employed approximately 268 consulting professionals and 352 total professionals throughout our network of satellite offices.

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “2009 Form 10-K”).

2.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by Edgewater pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2009 Form 10-K.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3.	REVENUE RECOGNITION:

Our Company recognizes revenue primarily through the provision of consulting services and the resale of third-party, off the shelf software and maintenance.

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Revenue related to our service offerings is recognized as the services are performed and amounts are earned.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION: (Continued)

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

When a customer enters into a time and materials, fixed-price or a periodic fixed-fee contract, we recognize revenue in accordance with our evaluation of the deliverables in each contract. Our evaluation is conducted to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

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

Software revenue primarily represents resales of certain third-party, off-the-shelf software and related maintenance revenue. Software revenue and related costs are recognized and amounts are invoiced upon the customer’s constructive receipt of purchased software. Revenue is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis.

The Company sells maintenance contracts to provide updates and standard enhancements related to the third-party resale of standardized versions of certain third-party off-the-shelf software. Maintenance fee revenue for the Company’s software products is recognized ratably over the term of the arrangements, which are generally for a one-year period. Maintenance fee revenue for third party maintenance contracts are recognized upon customer acceptance. All related warranty and maintenance arrangements related to third-party off-the-shelf software are performed by the primary software vendor and are not the obligation of the Company.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION: (Continued)

We receive royalty revenue in connection with the sale of Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were subsequently sold to Microsoft in June 2009. Royalty revenues earned are determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by the Company. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectibility is reasonably assured.

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

Option Plans (Excluding Restricted Share Awards)

As of March 31, 2010, the Company has four share-based compensation plans: the Amended and Restated 1996 Stock Option Plan, the Amended and Restated 2000 Option Plan, the 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan, which are collectively referred to as the “Equity Plans.” The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

The Company granted 205,000 stock options under the Equity Plans during the three-months ended March 31, 2010. No stock options were granted under the Equity Plans by the Company during the three-month period ended March 31, 2009. Options granted were principally issued as part of the Company’s annual performance review process and to new employees added in connection with our acquisition of Fullscope, Inc.

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) was $1.22 during the three-month period ended March 31, 2010. The fair value of the options granted during the quarter ended March 31, 2010 was determined based upon the following weighted average variables.

Three Months Ended March 31, 2010
Expected volatility	50.7%
Expected dividend yield	0%
Expected life (in years)	3.62
Risk-free interest rate	1.5%

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

A summary of stock option activity under the Equity Plans (excluding restricted share awards) as of March 31, 2010, and changes during the quarter then ended is as follows:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)

Outstanding at January 1, 2010	4,105,658	$5.20
Granted	205,000	3.14
Exercised	(5,000)	2.60
Forfeited or expired	(453,588)	5.93

Outstanding at March 31, 2010	3,852,070	$5.01	3.42	$426

Vested and expected to vest at March 31, 2010	3,513,568	$5.13	3.22	$332

Exercisable at March 31, 2010	2,576,630	$5.66	2.01	$70

The total intrinsic value of stock options exercised during the three-month period ended March 31, 2010 was approximately $2 thousand. No stock options were exercised during the three-month periods ended March 31, 2009.

Restricted Share Awards

The 2003 Equity Incentive Plan and the 2008 Omnibus Incentive Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors. Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the per share par value of the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of March 31, 2010, 81,680 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

The Company issued 30,000 restricted share awards to employees under the 2003 Plan during the three-month period ended March 31, 2010 at a price of $0.01 per share. No restricted share awards were issued to employees during the three-month period ended March 31, 2009.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

The Company has not issued any restricted stock awards under the 2008 Plan as of March 31, 2010. A summary of non-vested restricted share activity under the 2003 Plan as of March 31, 2010, and changes during the quarter then ended, is as follows:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	71,230	$6.23
Granted	30,000	2.97
Vested	(18,550)	6.26
Forfeited or expired	(1,000)	4.14

Outstanding at March 31, 2010	81,680	$5.06

Vested and expected to vest at March 31, 2010	81,680	$5.06

The total fair value of stock awards vested during the three-month periods ended March 31, 2010 and 2009 was $116 thousand and $158 thousand, respectively.

Employee Stock Purchase Plan

The 2008 ESPP Plan offers eligible employees the option to purchase the Company’s Common Stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of an employee’s annual base salary or (ii) $25,000 of stock value on an annual basis. The ESPP Plans are designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code. The 2008 ESPP Plan allows a maximum of 500,000 shares to be purchased by employees and as of March 31, 2010, approximately 231,358 shares were available for future issuance.

The fair value of each offering under the 2008 ESPP Plan is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility and other factors.

The issue price of the shares of the Company’s common stock purchased in connection with the January 2010 ESPP offering was $2.53 per share and the related weighted-average fair value of the compensation elements of the shares, based upon the assumptions in the following table, was $0.62 per share.

January 2010 ESPP Offering
Expected volatility	29.9%
Expected dividend yield	0%
Expected life (in years)	0.25
Risk-free interest rate	0.06%

Compensation Expense

Stock-based compensation expense under all of the Company’s share-based plans was $219 thousand and $345 thousand in the three-month periods ended March 31, 2010 and 2009, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	EMPLOYEE SHARE-BASED COMPENSATION PLANS: (Continued)

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $116 thousand and $117 thousand during the three-month periods ended March 31, 2010 and 2009, respectively. The Company recognized tax deficiency of $(1) thousand during the three-month period ended March 31, 2010 associated with stock option exercises. There were no stock option exercises during the three-month period ended March 31, 2009 and accordingly, there was no related tax benefit (deficiency) recognized by the Company.

As of March 31, 2010, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.0 million and is expected to be recognized over a period of 5.0 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

5.	INCOME TAXES:

The Company recorded a tax benefit of $416 thousand and $280 thousand for the three months ended March 31, 2010 and 2009, respectively. The reported tax benefit for the three-month periods ended March 31, 2010 and 2009 is based upon an annualized estimated effective tax rate of 42.1% and 40.2%, respectively, related to our combined federal and state income tax rates.

We are subject to U.S. federal tax as well as income tax in multiple states and local jurisdictions. The Company’s 2003 to 2009 tax years are subject to examination by these tax authorities. To the best of our knowledge, we are no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2002. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters. However, we believe that the resolution of these matters will not have a material effect on our financial position or results of operations.

6.	MARKETABLE SECURITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as available-for-sale securities, which are recorded at fair value and consist of marketable instruments, which include, but are not limited to, government obligations. At March 31, 2010 and December 31, 2009, marketable securities have an aggregate amortized cost of $4.0 million and $6.8 million and an aggregate fair value of $4.0 million and $6.8 million, including $2 thousand and $6 thousand of unrealized gains, respectively.

We use the following valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

A financial asset or liability’s classification within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement. As of March 31, 2010 and December 31, 2009, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its marketable securities and the accrued contingent earnout consideration payable in connection with Company’s acquisition of Fullscope, which is more fully described in Note 7.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	MARKETABLE SECURITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS: (Continued)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Balance at March 31, 2010:
Financial Assets:
Government obligations	$4,019	$—	$4,019	$—

Total marketable securities	$4,019	$—	$4,019	$—

Financial liabilities:
Contingent earnout consideration	$1,250	$—	$—	$1,250

Total contingent earnout consideration	$1,250	$—	$—	$1,250

Balance at December 31, 2009:
Financial assets:
Government obligations	$6,722	$—	$6,722	$—

Total marketable securities	$6,722	$—	$6,722	$—

Financial liabilities:
Contingent earnout consideration	$1,200	$—	$—	$1,200

Total contingent earnout consideration	$1,200	$—	$—	$1,200

Amortization expense related to the net (premiums) discounts on our available-for-sale securities was $(33) thousand and $48 thousand for the three-month periods ended March 31, 2010 and 2009, respectively. Additionally, during the three month period ended March 31, 2010, the Company recognized $50 thousand of expense, which was recorded as selling, general and administrative expense, related to an adjustment of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders.

Other Financial Instruments: As of March 31, 2010 and December 31, 2009, the fair values of our other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS:

Set forth below are developments during 2010 related to certain business combination transactions that were completed prior to the 2009 fiscal year and were described in our 2009 Form 10-K.

Acquisition of Fullscope, Inc.: On December 31, 2009, the Company, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Purchase Agreement”) acquired all of the outstanding stock of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”). In connection with the Fullscope Acquisition, we made certain initial estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill. Each of our initial fair value assessments were (and are) subject to subsequent adjustment as the Company obtains additional information during the earnout period (the “Measurement Period”). We would expect the Measurement Period to be completed during the second quarter of 2010, except for any impact that may arise from the filing of Fullscope’s 2009 income tax returns. Subsequent adjustments to the original fair value estimates made by the Company during the Measurement Period will result in an adjustment to the carrying value of goodwill.

We have revised certain prior fiscal year amounts in the accompanying unaudited condensed consolidated balance sheets as a result of our 2009 adoption of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC Topic 805”). Our December 31, 2009 balance sheet contained certain initial fair value estimates recorded in connection with our acquisition of Fullscope, Inc. These amounts are subject to subsequent adjustment during the measurement period. Any adjustments recorded during the measurement period will require a revision to our prior year balance sheet information. The balance sheet revisions recorded by the Company during the current period had no effect on previously reported net loss or equity.

During the quarter ended March 31, 2010 the Company made the following adjustments related to our initial fair value estimates and purchase price consideration:

•

The Company increased the carrying value of goodwill by $86 thousand in connection with adjustments to the original fair value estimates of accounts receivable, prepaid expenses, accounts payable, accrued expenses and accrued payroll related liabilities; and

•

The Company increased total purchase price consideration of the Fullscope Acquisition, resulting in an increase to the carrying value of goodwill, by $713 thousand. The increase is attributable to the final true up of excess net working capital delivered by Fullscope at the closing of the transaction.

An earnout agreement was entered into in connection with the Fullscope Acquisition under which the former Fullscope stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company increased total purchase price consideration described above by $1.2 million, which represented our initial fair value estimate of the contingent consideration to be paid under the earnout agreement. We reviewed our initial assumptions and projections during the three-month period ended March 31, 2010 and recognized $50 thousand of expense, reported as a part of our selling, general and administrative expenses relating to the current fair value assessment of the contingent earnout consideration payable to Fullscope’s former stockholders. As of March 31, 2010, the Company maintains an accrual of $1.3 million related to the estimated fair value of the contingent earnout consideration to be paid to the former Fullscope stockholders.

There is no limit with respect to the amounts that can be earned by the former Fullscope stockholders under the terms of the earnout agreement.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS: (Continued)

The Company, in accordance with the provisions of ASC Topic 805, has presented the above purchase price accounting-related adjustments in its unaudited condensed consolidated balance sheets as if they had occurred as of December 31, 2009. Based upon the initial and revised purchase price consideration paid and fair value estimates, the Company’s financial statements, reflect the following adjusted purchase price allocation related to the Fullscope Acquisition:

	Total	Life (In Years)
	(In Thousands)
Cash acquired	$3,481
Net fair value of accounts receivable	9,407
Net fair value of other liabilities assumed	(9,240)
Acquired intangible assets	4,500	1.5 to 6
Goodwill (not deductible for tax purposes)	8,188

Total purchase price	$16,336

8.	INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Total amortization expense was $779 thousand and $466 thousand during the three-month periods ended March 31, 2010 and 2009, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2010 and 2015.

Estimated annual amortization expense for the current year and the following five years ended December 31, is as follows:

Amortization Expense
(In Thousands)

2010	$3,084
2011	$1,810
2012	$863
2013	$302
2014	$197
2015	$46

9.	STOCK REPURCHASE PROGRAM:

The Company did not make any repurchases of common stock during the three-month period ended March 31, 2010. The Company repurchased a total of 35,800 shares of common stock during the three-month period ended March 31, 2009, at an aggregate purchase price of $97 thousand. Since the initiation of the Stock Repurchase Program in December 2007, the Company has repurchased to a total of 1,548,449 shares at an aggregate purchase price of $5.7 million.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	LOSS PER SHARE:

A reconciliation of net loss and weighted average shares used in computing basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Except Per Share Data)
Basic loss per share:
Net loss applicable to common shares	$(639)	$(454)

Weighted average common shares outstanding	12,138	12,054

Basic loss per share of common stock	$(0.05)	$(0.04)

Diluted loss per share:
Net loss applicable to common shares	$(639)	$(454)

Weighted average common shares outstanding	12,138	12,054
Dilutive effect of stock options	—	—

Weighted average common shares, assuming dilutive effect of stock options	12,138	12,054

Diluted loss per share of common stock	$(0.05)	$(0.04)

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.8 million and 3.5 million in the three-month periods ended March 31, 2010 and 2009, respectively. Options to purchase approximately 82 thousand and 10 thousand shares of common stock that were outstanding during the three-month periods ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted net loss per share due to the reported loss during the each of the respective quarterly periods. As of March 31, 2010 and 2009, there were approximately 3.9 million and 3.7 million share-based awards outstanding under the Company’s Equity Plans, respectively.

11.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

Our primary target is the client who wants experienced, highly-trained talent onsite for strategic, transformational projects providing a high rate of return. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. We provide horizontal services and capabilities packaged with vertical expertise to clients in industries including, but not limited to: Consumer Package Goods; Discrete and Process Manufacturing; Energy/Utilities; Healthcare; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets. Our EPM and EIM offerings go to market horizontally and provide highly experienced teams of product specialists who span all industries.

Factors Influencing Our Results of Operations

Revenue. Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 92.3% and 96.8% of service revenue for the three-month periods ended March 31, 2010 and 2009, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 5.7% and 1.0% of service revenue for the three-month period ended March 31, 2010 and 2009, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 2.0% and 2.2% of service revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

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

Fiscal 2009 was a year of transition. As disclosed in our periodic SEC filings, our quarterly and annual operating results were significantly impacted by a dramatic slowdown in the IT consulting services business environment. We observed reductions across the board in client spending for external IT consulting services, which resulted in a reduction in IT initiatives and delayed project timetables or decision cycles for new IT projects. We proactively responded to these challenges through a systematic reorientation of the Company’s strategic direction, service offerings and resources, which we believe has positioned the Company to respond to and capitalize upon the changing needs of the marketplace.

Each of the strategic initiatives we implemented during 2009 (the development of new service offerings, the cross-disciplinary training of our billable consultant resources and focusing our sales efforts on new technologies) were undertaken with the specific goal of transforming the Company’s IT service offerings more towards a “product-based” consulting model. Our strategic migration to a product-based consulting model was accelerated at the end of 2009 by our acquisition of Fullscope, Inc., which specialized in ERP-related consulting services. The addition of Fullscope’s services to our existing service offering portfolio enables the Company to provide our customers with a complete range of product-based services.

As we advanced through the later part of 2009 and now into the first quarter of 2010, we have observed an increase in our bid and proposal activities, which is reflected in our first quarter growth in total revenue (on both a consolidated and organic basis). In connection with our migration to a product-based consulting model, we anticipate that software revenue will become a significant portion of our revenues and, as a result of the anticipated margins associated with our product sales and their impact upon our quarterly operating performance, we have started to measure our business with regards to total revenue, as opposed to our historical approach of evaluating and discussing our operating result solely in connection with service revenue.

We engage in business activities under one operating segment. In response to the changes in our service offering model described above, we have begun to re-categorize our service offerings, which we have traditionally presented and discussed as falling under three specific service offering categories: technical, enterprise performance management and business. As we have reoriented our service offerings towards a full service product-based consulting model, combined with the introduction of Fullscope’s service offerings, our engagements are beginning to contain services encompassing all facets of our offering capabilities, as opposed to the historical single-offering type of engagements. As a result of this change, we will begin to describe and discuss future fluctuations in our revenue on a consolidated level.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2010, Compared to Results for the Three Months Ended March 31, 2009,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2010, Compared to Results for the Three Months Ended March 31, 2009

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Revenue:
Service revenue	77.5%	91.1%
Software revenue	14.4%	2.5%
Process royalties	1.9%	—%
Reimbursable expenses	6.2%	6.4%

Total revenue	100.0%	100.0%

Cost of revenue:
Project and personnel costs	51.0%	60.7%
Software costs	9.7%	1.7%
Reimbursable expenses	6.2%	6.4%

Total cost of revenue	66.9%	68.8%

Gross Profit	33.1%	31.2%

Operating expenses:
Selling, general and administrative	33.3%	31.9%
Depreciation and amortization	4.9%	4.7%

Total operating expenses	38.2%	36.6%

Operating loss	(5.1)%	(5.4)%

Interest income, net	—%	0.5%
Other income (expense)	(0.1)%	—%

(Loss) income before income taxes	(5.2)%	(4.9)%
Tax benefit	(2.0)%	(1.8)%

Net loss	(3.2)%	(3.1)%

Revenue. Total revenue increased by $5.4 million, or 36.2%, to $20.3 million for the three-month period ended March 31, 2010, compared to total revenue of $14.9 million in the three-month period ended March 31, 2009. Of the $5.4 million increase in year-over-year total revenue, service revenue increased $2.1 million, or 15.8%, to $15.7 million compared to service revenue of $13.6 million in the three-month period ended March 31, 2009. Software revenue represented $2.6 million of the overall year-over-year increase in total revenue, as it went from $369 thousand during the first quarter of 2009 to $2.9 million during the comparative quarter in 2010.

The $2.1 million current quarter increase in comparative quarterly service revenue was driven by the additive effects of our 2009 acquisition of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”), offset by a decrease in year-over-year service revenue related to our traditional management, technical and enterprise management consulting service offerings (which are collectively referred to herein as our Core Service Offerings). Service revenues attributable to the Fullscope Acquisition were not recorded during the three-month period ended March 31, 2009, as the acquisition was consummated on December 31, 2009. The year-over-year change in service revenues related to our Core Service Offerings is largely attributable to the current macroeconomic environment, which has prompted customer cutbacks in IT spending.

During the economic slowdown in 2009, we noticed a hesitation on the part of potential and existing customers to initiate new IT projects and/or decisions to delay the start of or indefinitely postpone existing projects. Uncertainty related to the instability and direction of the economic environment created a spending freeze with respect to all facets of capital spending.

We believe that the passage of time has enabled key decision makers to gain a better understanding of the new economic landscape and provided an opportunity to evaluate strategic capital expenditure needs. Toward the later part of the fourth quarter and during the first quarter of 2010, we have observed a resumption of focused capital spending. We have seen a noticeable increase in bid and proposal activity during the first quarter of 2010, which has translated into new customer engagements and a sequential quarterly increase in our Core Service Offerings, as well as our sequential quarterly improvement in billable consultant utilization. This increase in our bid and proposal activity has continued into the early part of the second quarter.

Utilization, which is the rate at which we are able to generate revenue from our consultants, improved to 75.3% during the first quarter of 2010 compared to 67.8% during the first quarter of 2009. We typically target utilization in a range from 78%-82%. This objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. Similarly, our first quarter 2010 utilization also represents a sequential improvement over our fourth quarter 2009 utilization of 66.5%. The year-over-year and sequential quarterly improvement in our utilization rate are the cumulative effects of the Fullscope Acquisition and the sequential growth in our Core Service Offerings service revenue, aided by the Company’s proactive management of billable consultant headcount in advance of an anticipated decline in service revenue during 2009.

Annualized service revenue per billable consultant, as adjusted for utilization, was $326 thousand during the quarterly period ended March 31, 2010, compared to $341 thousand during the same 2009 quarterly period reflective of the strategic initiatives that we have implemented during 2009.

Software revenue, on an annual basis, has traditionally represented less than 5% of our total revenue. During the three-month period ended March 31, 2010, software revenue totaled $2.9 million, or 14.4% of total revenue, compared to $369 thousand, or 2.5% of total revenue in the first quarter of 2009. The year-over-year increase in software revenue during the first quarter of 2010 is primarily driven by the Fullscope Acquisition. We anticipate that software revenue will continue to represent more than 10% of our total revenue in 2010. Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third party off-the shelf software. Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Fullscope’s software revenue, which will represent the majority of our anticipated software revenue in 2010, has historically been sold at a higher margin than our EPM-related software. We believe that our future gross margins on software revenue will increase above our historically achieved margins as a result of the Fullscope Acquisition.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $298 thousand, to $1.3 million for the three-month period ended March 31, 2010, as compared to $956 thousand in the comparative 2009 quarterly period. The aggregate amount of reimbursed expenses will fluctuate from quarter-to-quarter depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The total number of customers the Company served during the three-month period ended March 31, 2010 totaled 211, as compared to 161 customers during the three-month period ended March 31, 2009. This year-over-year change is in large part a result of the customers added in connection with the Fullscope Acquisition. During the first quarter of 2010, we engaged on new projects with a total of 24 new customers, compared to 13 new customer engagements during the first quarter of 2009. The year-over-year increase in new customer engagements is reflective of increased proposal activity in the first quarter and the later part of the fourth quarter of 2009.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $3.3 million, or 32.5%, to $13.6 million for the three-month period ended March 31, 2010 compared to $10.2 million in the comparative 2009 quarterly period.

The current quarter increase in reported cost of revenue, on an absolute dollar basis, is directly attributable to the year-over-year increase in billable consultant headcount in connection with the Fullscope Acquisition, partially offset by cost reduction initiatives enacted by the Company during 2009 as well as normal attrition. The Company maintained 268 billable consultants as of the quarter ended March 31, 2010 compared to 228 billable consultants at the end of the comparative prior year quarter. The Fullscope Acquisition increased our billable consultant headcount by 62 billable resources. It should be noted that 15 of these consultants will be fully dedicated to Fullscope’s business process unit, which is the unit that will provide the services upon which the Fullscope earnout is based.

Project and personnel costs represented 51.0% of total revenue during the three-month period ended March 31, 2010, as compared to 60.7% of total revenue during the three-month period ended March 31, 2009. The decrease, as a percentage of total revenue, was primarily related to a reduction in salary and wages associated with the delivery of the Company’s Core Service Offerings and to a lesser extent the comparative improvement in billable consultant utilization. During 2009, the Company proactively reduced billable headcount in conjunction with the decrease in legacy account revenues.

Software costs amounted to $2.0 million and $251 thousand during the three-month periods ended March 31, 2010 and 2009, respectively. The increase in current quarter software costs, as described under “Revenue” above, is a direct result of the Fullscope Acquisition. Software costs are expected to fluctuate between quarters depending on our customer’s demand for software. Reimbursable expenses increased to $1.3 million for the quarter ended March 31, 2010 compared to $956 thousand in the quarter ended March 31, 2009. The year-over-year quarterly increase is similarly a result of the incremental impacts of the Fullscope Acquisition.

Gross Profit. During the three-month period ended March 31, 2010, total gross profit increased by $2.1 million, or 44.3%, to $6.7 million compared to total gross profit of $4.6 million in the three-month period ended March 31, 2009. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin. Gross margin, as a percentage of total revenue, improved to 33.1% in the first quarter of 2010 compared to 31.2% in the comparative 2009 quarterly period. The modest year-over-year improvement in gross margin is directly related to the comparative improvement in our billable consultant utilization rate, offset by an increase in contractor salaries (necessary to support the growth in Fullscope’s ERP-related service offerings) and fringe benefit-related expenses. Additionally, gross profit was further impacted by the increase in current quarter software-related revenue, which tends to have a lower gross margin than achieved on our consulting services offerings.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of revenue, SG&A expenses were 33.3% during the three-month period ended March 31, 2010 compared to 31.9% in the comparative 2009 quarterly period. The current quarter metric represents a sequential improvement over the fourth quarter of 2009 and is in line with our historical operating range. The sequential quarterly improvement in this metric is primarily a result of the Fullscope Acquisition.

On an absolute dollar-basis, SG&A expenses increased by $2.0 million, or 42.1%, to $6.7 million in the three-month period ended March 31, 2010 compared to SG&A expenses of $4.7 million in the three-month period ended March 31, 2009. The increase in SG&A expenses during the three months ended March 31, 2010 is primarily attributable to the incremental impact of the SG&A expenses associated with the Fullscope Acquisition, offset by a net decrease in core SG&A expenses. The net decrease in core SG&A expenses was driven by comparative decreases in stock-based compensation expense, management-related salaries and wages and other across the board decreases in overhead expenses, which more than offset increases in bonus expense, travel, and sales-related salaries and wages (including commissions).

Depreciation and Amortization Expense. Depreciation and amortization expense increased $294 thousand, or 41.5%, to $1.0 million in the quarter ended March 31, 2010 compared to $708 thousand in the quarter ended March 31, 2009. Amortization expense was $779 thousand and $466 thousand during the three-month periods ended March 31, 2010 and 2009, respectively. The current quarter increase in amortization expense is primarily a result of the recognition of amortization expense associated with the intangible assets included in the Fullscope Acquisition. Depreciation expense of $223 thousand in the first quarter of 2010 was consistent with depreciation expense recognized during the first quarter of 2009.

Operating Loss. Operating loss for the first quarter of 2010 was $1.0 million compared to an operating loss of $802 thousand in the comparative 2009 quarterly period. The current quarter fluctuation in operating results can be attributed to the increase in comparative service revenue and software revenue and associated gross margins, which were impacted by an increase in contractor expense directly related to the growth in Fullscope’s ERP-related service offerings. The increase in gross margin in the current quarter was offset by the incremental increase in SG&A expenses associated with the Fullscope Acquisition, increases in bonus- and commission-related expenses and an increase in amortization expense associated with the Fullscope intangible assets. Each factor is explained in further detail above.

Interest Income, Net. We earned net interest income of $6 thousand during the first quarter of 2010 compared to net interest income of $68 thousand during the first quarter of 2009. Interest income decreased in the comparative three-month periods in connection with an overall decrease in the Company’s investment portfolio as a result of the cash consideration paid for the Fullscope Acquisition.

Other (Expense) Income. Other (expense) income totaled $30 thousand during the three-month period ended March 31, 2010. This amount primarily represented the Company’s foreign currency exchange loss recorded during the current quarter.

Income Tax (Benefit) Provision. The Company records an income tax benefit for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax benefit of $416 thousand and $280 thousand for the three-month periods ended March 31, 2010 and 2009, respectively. The recorded income tax benefit for the three-months ended March 31, 2010 and 2009 represented a tax benefit based on an annualized effective income tax rate of 42.1% and 40.2%, respectively.

We have deferred tax assets, resulting primarily from federal net operating loss carry-forwards and future deductible timing differences, totaling $39.1 million, against which we have recorded a valuation allowance in the amount of $17.5 million. Our federal income tax payable amounts will be charged directly against our deferred tax asset and will not result in an annual cash outlay by the Company, except with regard to state and alternative minimum tax liabilities. The majority of the Company’s net operating loss carry-forwards are scheduled to expire on or before 2020.

Net Loss. We reported net loss of $639 thousand and $454 thousand during the three-month periods ended March 31, 2010 and 2009, respectively. The current quarter fluctuation in net loss can be attributed to the increase in comparative service revenue and software revenue and associated gross margins, which were offset by the incremental increase in SG&A expenses associated with the Fullscope Acquisitions and an increase in amortization expense associated with the Fullscope intangible assets. Each factor is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(5,914)	$(2,407)
Investing activities	2,682	(1,636)
Financing activities	61	(33)
Effects of exchange rates on cash	(10)	—

Total cash used during the period	$(3,181)	$(4,076)

As of March 31, 2010 and December 31, 2009, we had cash, cash equivalents, and marketable securities of $6.7 million and $12.7 million, respectively. Working capital, which is defined as current assets less current liabilities, totaled $15.0 million as of March 31, 2010 and December 31, 2009. Current year decrease in our cash, cash equivalents and marketable securities balance have been materially impacted by cash outflows related to the liabilities assumed in connection with the Fullscope Acquisition, which included $1.8 million in federal and state income taxes, $1.3 million in accrued wages, bonuses and commissions and $3.0 million in accounts payable specifically related to Fullscope’s fourth quarter re-sales of Dynamics AX-related software (the “Fullscope Payments”). Additionally, the Company had typical first quarter cash outflows associated with broad-based payments made under Edgewater’s 2009 performance-based bonus plan, annual renewals of insurance premiums and capital lease obligations. These cash outlays were partially offset by proceeds from issuances under the Company’s employee stock purchase plan and collections of outstanding accounts receivable balances.

Included in the first quarter outflows of cash described above was a $1.6 million payment associated with Fullscope’s 2009 federal income tax obligation. Fullscope became a part of Edgewater’s consolidated tax group for fiscal 2010, which will enable Fullscope to eliminate cash payments related to near-term federal income tax obligations through the utilization of Edgewater’s existing federal net operating loss carryforwards.

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

Cash used in operating activities was $5.9 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. Net cash used during the three months ended March 31, 2010 was largely attributable to outflows related $3.2 million in accounts payable and accrued expenses, and $838 thousand in accrued payroll and related liabilities. Additionally, the Company reported cash outflows related to the current quarter $639 thousand operating loss, $724 thousand in prepaid expenses, which were attributable to increases associated with insurance renewals and a $1.1 million increase in accounts receivable in connection with the current quarter increase in total revenue. These cash outflows were partially offset by non –cash charges related to $1.0 million in depreciation and amortization expense and $219 thousand in stock-based compensation expense.

Net cash used during the three months ended March 31, 2009 was largely attributable to the $2.1 million current quarter payout of the Company’s 2008 performance-based bonus plan payments associated with year end accrued payroll- and commission-related liabilities and an $788 thousand increase in prepaid expenses primarily attributable to the first quarter renewal of the Company’s annual insurance policies. These outflows were offset by cash inflows related to depreciation and amortization expense of $708 thousand and stock-based compensation expense of $345 thousand.

Net cash provided by (used in) investing activities was $2.7 million and $(1.6) million during the three months ended March 31, 2010 and 2009, respectively. Cash provided by investing activities during the three months ended March 31, 2010 was attributable to $2.8 million in net redemptions of marketable securities during the period. Cash used in investing activities for the three months ended March 31, 2009 was attributable to $1.6 million in net purchases of marketable securities during the period.

As of March 31, 2010, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash provided by (used in) financing activities was $61 thousand and $(33) thousand for the three months ended March 31, 2010 and 2009, respectively. The net cash provided by financing activities during the three months ended March 31, 2010 is attributable to proceeds of $116 thousand in connection with issuances made under the Company’s employee stock purchase program, partially offset by payments totaling $56 thousand on capital lease obligations. The net cash used in financing activities during the three months ended March 31, 2009 is attributable to combined current period outflows of cash totaling $150 thousand related to both our capital lease obligations and repurchases of 35,800 shares of our common stock under our Stock Repurchase Program. These outflows were offset by proceeds of $117 thousand in connection with issuances made under the Company’s employee stock purchase program.

Our combined cash and cash equivalents decreased by $3.2 million and $4.1 million during the three-month periods ended March 31, 2010 and 2009, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $6.7 million and $22.1 million as of March 31, 2010 and 2009, respectively.

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

Acquisitions, Earnout Payments and Commitments

As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7,” included elsewhere herein, contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income by the Fullscope business process unit, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company’s balance sheet as of March 31, 2010 includes an accrual of $1.3 million representing our current fair value estimate of the contingent earnout consideration to be earned by the former stockholders of Fullscope. During the three month period ended March 31, 2010, the Company recognized $50 thousand of expense, which was recorded as selling, general and administrative expense, related to an adjustment of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders. There is no limit with respect to the amounts that can be earned by the former Fullscope stockholders under the terms of the earnout agreement.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 24 to 60 months and have interest rates that range between 6.0% and 17.0% per annum on the outstanding principle balances. As of March 31, 2010, our outstanding obligations under our Capital Lease Arrangements totaled $364 thousand. Of this amount, $200 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During each of the three-month periods ended March 31, 2010 and 2009, the Company made payments of principal and interest totaling $63 thousand under the Capital Lease Arrangements.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2010.

Recent Accounting Pronouncements

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

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the period ending December 31, 2009, which was filed with the Securities and Exchange Commission on March 15, 2010 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward Looking Statements.”

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2009 Annual Report on Form 10-K as filed with the SEC on March 15, 2010.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2010 outlook, future revenue and growth, cost savings and cost control efforts, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, training and new service offerings, significant customers, backlog, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs . In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “forecast,” “project,” “target,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “intend,” “plan,” “focus,” “build,” “strategy,” “maximize,” “commitment,” “create,” “implement,” “seek,” “establish,” “pursue,” “continue,” “can,” or terms of similar meaning. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Enterprise Performance Management (“EPM”) solutions, custom development and system integration services and/or declines in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving economic, geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; and/or (11) the failure of the marketplace to embrace specialty consulting services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2009 Annual Report on Form 10-K filed with the SEC on March 15, 2010. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2010 and 2009. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2010 and 2009.

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

Changes in Controls and Procedures

There were no significant changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect our internal controls over financial reporting, subsequent to the date of our most recent evaluation.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles, which we believe are reasonable. As of the date of the filing of this Quarterly Report on Form 10-Q, our Company is not a party to any existing material litigation matters.

ITEM 1A.	RISK FACTORS

This Form 10-Q contains forward-looking statements. As discussed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and herein under “Special Note Regarding Forward Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic or current reports filed with the Securities and Exchange Commission, in our Annual Report to Shareholders, in our Proxy Statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

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

The Company did not make any repurchases of its common stock under the Stock Repurchase Program during the first quarter ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

* - Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 13, 2010	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2010	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Accounting and Financial Officer)