Form 10-Q
period 2010-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2010-08-11
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 6, 2010 was 12,283,211.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,183	$5,889
Restricted cash	704	702
Marketable securities	—	6,772
Accounts receivable, net of allowance of $502 and $490, respectively	19,711	18,081
Deferred income taxes, net	348	348
Prepaid expenses and other current assets	1,627	1,639

Total current assets	30,573	33,431

Property and equipment, net	3,022	3,297
Intangible assets, net	5,390	6,302
Goodwill	12,606	10,080
Deferred income taxes, net	21,264	20,760
Other assets	101	93

Total assets	$72,956	$73,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,743	$11,999
Accrued payroll and related liabilities	4,951	4,051
Deferred revenue and other liabilities	1,807	2,270
Capital lease obligations, current	180	220

Total current liabilities	17,681	18,540
Other liabilities	61	107
Capital lease obligations	127	200

Total liabilities	17,869	18,847

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2010 and December 31, 2009, 12,243 and 12,132 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	297	297
Paid-in capital	213,350	213,531
Treasury stock, at cost, 17,493 and 17,604 shares at June 30, 2010 and December 31, 2009, respectively	(124,680)	(125,568)
Accumulated other comprehensive income	(1)	6
Retained deficit	(33,879)	(33,150)

Total stockholders’ equity	55,087	55,116

Total liabilities and stockholders’ equity	$72,956	$73,963

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Service revenue	$17,387	$11,014	$33,088	$24,569
Software revenue	3,768	94	6,689	463
Process royalties	787	—	1,181	—
Reimbursable expenses	1,413	929	2,667	1,885

Total revenue	23,355	12,037	43,625	26,917

Cost of revenue:
Project and personnel costs **	10,563	7,908	20,908	16,933
Software costs	2,796	66	4,759	317
Reimbursable expenses	1,413	929	2,667	1,885

Total cost of revenue	14,772	8,903	28,334	19,135

Gross profit	8,583	3,134	15,291	7,782

Operating expenses:
Selling, general and administrative **	7,697	4,655	14,434	9,397
Depreciation and amortization	1,002	694	2,004	1,402

Total operating expenses	8,699	5,349	16,438	10,799

Operating loss	(116)	(2,215)	(1,147)	(3,017)

Interest income, net	13	45	19	113
Other expense, net	(38)	—	(68)	—

Loss before income taxes	(141)	(2,170)	(1,196)	(2,904)
Tax benefit	(51)	(892)	(467)	(1,172)

Net loss	$(90)	$(1,278)	$(729)	(1,732)

Loss per share:
Basic net loss per share of common stock	$(0.01)	$(0.11)	$(0.06)	$(0.14)

Diluted net loss per share of common stock	$(0.01)	$(0.11)	$(0.06)	$(0.14)

Shares used in computing basic net loss per share of common stock	12,169	12,087	12,139	12,071

Shares used in computing diluted net loss per share of common stock	12,169	12,087	12,139	12,071

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$78	$93	$132	$147
Selling, general and administrative	204	246	369	537

Total stock-based compensation	$282	$339	$501	$684

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90)	$(1,278)	$(729)	$(1,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,002	694	2,004	1,402
Provision for doubtful accounts	—	38	13	76
Deferred income taxes	(60)	(935)	(504)	(1,260)
Excess tax benefits from stock options	—	—	(1)	—
Stock-based compensation expense	282	339	501	684
Amortization of marketable securities (premiums) discounts, net	(81)	59	(114)	107
Loss on sale of marketable securities	—	—	4	—
Non-cash foreign currency translation loss	14	—	22	—
Fair value adjustment of contingent earnout consideration	50	—	100	—
Changes in operating accounts:
Accounts receivable	(404)	2,066	(1,468)	1,771
Prepaid expenses and other current assets	743	32	19	(812)
Accounts payable and accrued liabilities	747	(521)	(2,430)	(543)
Accrued payroll and related liabilities	1,687	684	849	(743)
Deferred revenue and other liabilities	(173)	194	(463)	15

Net cash provided by (used in) operating activities	3,717	1,372	(2,197)	(1,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	(1)	—	(2)	—
Redemptions of marketable securities	4,100	4,463	6,877	10,868
Purchases of marketable securities	—	(4,887)	—	(12,907)
Acquisition of Meridian Consulting International	(1,586)	—	(1,586)	—
Acquisition of Fullscope, Inc.	(713)	—	(713)	—
Purchases of property and equipment	(61)	—	(155)	(21)

Net cash provided by (used in) investing activities	1,739	(424)	4,421	(2,060)

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(57)	(53)	(113)	(106)
Excess tax benefits from stock options	—	—	1	—
Repurchases of common stock	—	(214)	—	(311)
Proceeds from employee stock plans and stock option exercises	90	120	206	237

Net cash provided by (used in) financing activities	33	(147)	94	(180)

Effects of exchange rates on cash	(14)	—	(24)	—

Net increase (decrease) in cash and cash equivalents	5,475	801	2,294	(3,275)
CASH AND CASH EQUIVALENTS, beginning of period	2,708	9,542	5,889	13,618

CASH AND CASH EQUIVALENTS, end of period	$8,183	$10,343	$8,183	$10,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$47	$96	$1,890	$385

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on securities	$—	$—	$4	$—

Net issuances and forfeiture of restricted stock awards	$—	$—	$232	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is a consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. Headquartered in Wakefield, Massachusetts, as of June 30, 2010, the Company employed 298 consulting professionals and 396 total employees throughout our network of satellite offices.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3. SHARE-BASED COMPENSATION:

Stock-based compensation expense under all of the Company’s share-based plans was $282 thousand and $501 thousand in the three- and six-month periods ended June 30, 2010, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $339 thousand and $684 thousand in the three- and six-month periods ended June 30, 2009, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $90 thousand and $206 thousand during the three- and six-month periods ended June 30, 2010, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $120 thousand and $237 thousand during the three- and six-month periods ended June 30, 2009, respectively. The Company recognized a tax deficiency of $(1) thousand during the six-month period ended June 30, 2010 associated with stock option exercises. There were no stock option exercises during the three-month period ended June 30, 2010 or during the three- and six-month periods ended June 30, 2009 and accordingly, there was no related tax benefit (deficiency) recognized by the Company.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SHARE-BASED COMPENSATION: (Continued)

As of June 30, 2010, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.1 million and is expected to be recognized over a period of 4.7 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

4. INCOME TAXES:

The Company recorded a tax benefit of $51 thousand and $467 thousand for the three- and six-month periods ended June 30, 2010, respectively. The Company recorded a tax benefit of $892 thousand and $1.2 million during the three- and six-month periods ended June 30, 2009, respectively. The reported tax benefit for the three- and six-month periods ended June 30, 2010 is based upon an annualized estimated effective tax rate of 42.1%, related to our combined federal and state income tax rates. The reported tax benefit for the three- and six-month periods ended June 30, 2009 is based upon an annualized estimated effective tax rate of 40.2%, related to our combined federal and state income taxes.

We are subject to U.S. federal tax as well as income tax in multiple states and local jurisdictions. The Company’s 2003 to 2009 tax years are subject to examination by these tax authorities. To the best of our knowledge, we are no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2003. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters. However, we believe that the resolution of these matters will not have a material effect on our financial position or results of operations.

5. MARKETABLE SECURITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as available-for-sale securities, which are recorded at fair value and consist of marketable instruments, which include, but are not limited to, government obligations. The Company did not maintain any marketable securities on June 30, 2010. At December 31, 2009, marketable securities had an aggregate amortized cost of $6.8 million and an aggregate fair value of $6.8 million, including $6 thousand of unrealized gains.

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

A financial asset or liability’s classification within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement. As of June 30, 2010 and December 31, 2009, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its marketable securities and the accrued contingent earnout consideration payable in connection with Company’s acquisitions of Fullscope and Meridian Consulting International, which are more fully described in Note 6.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. MARKETABLE SECURITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS: (Continued)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Balance at June 30, 2010:
Financial liabilities:
Contingent earnout consideration	$3,000	$—	$—	$3,000

Total contingent earnout consideration	$3,000	$—	$—	$3,000

Balance at December 31, 2009:
Financial assets:
Government obligations	$6,722	$—	$6,722	$—

Total marketable securities	$6,722	$—	$6,722	$—

Financial liabilities:
Contingent earnout consideration	$1,200	$—	$—	$1,200

Total contingent earnout consideration	$1,200	$—	$—	$1,200

Amortization expense related to the net (premiums) on our available-for-sale securities was $(81) thousand and $(114) thousand for the three- and six-month periods ended June 30, 2010, respectively. Amortization expense related to the net discounts on our held-to-maturity securities was $59 thousand and $107 thousand for the three- and six-month periods ended June 30, 2009, respectively. Additionally, during the three- and six-month periods ended June 30, 2010, the Company recognized $50 thousand and $100 thousand of expense, respectively, which was recorded as selling, general and administrative expense, related to an adjustment of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders.

The Company has classified its net liabilities for contingent earnout consideration relating to its acquisition of Fullscope, Inc. and Meridian Consulting International (“Meridian”) within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 6.

A reconciliation of the beginning and ending Level 3 net liabilities for the six-month period ended June 30, 2010 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance at December 31, 2009	$1,200
Initial fair value of contingent earnout consideration related to Meridian	1,700
Change in fair value (included within selling, general and administrative expense)	100

Ending balance at June 30, 2010	$3,000

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. MARKETABLE SECURITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS: (Continued)

Other Financial Instruments: As of June 30, 2010 and December 31, 2009, the fair values of our other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

6. BUSINESS COMBINATIONS:

Acquisition of Meridian Consulting International: On May 17, 2010, the Company acquired substantially all of the assets and liabilities of Meridian Consulting International (“Meridian”), pursuant to the terms of an Asset Purchase Agreement (the “Meridian Acquisition”). Headquartered in Chicago, Illinois, Meridian is a specialty solution provider of Oracle’s Hyperion Strategic Finance product which encompasses strategic planning and forecasting, scenario modeling and mergers and acquisitions analysis. Meridian has delivered its services to organizations across various vertical markets including Energy, Higher Education, Retail and Healthcare. The acquisition of Meridian continues the investment in our EPM-related service offerings and aligns with our product-centric service offering model. The addition of Meridian’s HSF capabilities strategically positions Edgewater as the only domestic company with the capability to provide the full suite of Oracle’s EPM service offerings.

The Company has initially estimated total allocable purchase price consideration to be $3.3 million. The initial cash consideration paid at close was $1.6 million. The cash paid at closing consisted of the $1.75 million purchase price less $164 thousand attributable to a net working capital adjustment. The initial cash consideration paid by the Company was increased by $1.7 million, representing our initial fair value estimate of additional contingent earnout consideration that may be earned by the former stockholders of Meridian, which is described in more detail below. In addition to the above payments, the Company incurred approximately $352 thousand in direct transaction costs, which, in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC Topic 805”), are no longer capitalizable as part of the purchase price, but are expensed when incurred.

An earnout agreement was entered into in connection with the Meridian Acquisition under which the former Meridian stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Meridian stockholders will be based upon the achievement of certain performance measures over three consecutive twelve-month earnout periods, concluding on May 17, 2013. Based upon initial fair value estimates, the Company has increased the total purchase price consideration described above by $1.7 million. The maximum amount of contingent earnout consideration that can be earned by the formed stockholders of Meridian is capped at $2.7 million.

In connection with the Meridian Acquisition, we made certain initial estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill. Each of our initial fair value assessments were (and are) subject to subsequent adjustment as the Company obtains additional information (the “Measurement Period”). We would expect the Measurement Period to be completed during the fourth quarter of 2010. Subsequent adjustments to the original fair value estimates made by the Company during the Measurement Period for events or facts that existed as of the acquisition date will result in an adjustment to the carrying value of goodwill. Subsequent adjustments to the original fair value estimates related to events or facts occurring after the acquisition date will be reported as a periodic operating expense.

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The initial allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$110
Acquired intangible assets	650	5
Goodwill (deductible for tax purposes)	2,526

Total purchase price	$3,286

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS COMBINATIONS: (Continued)

The Meridian Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing May 18, 2010, are included in the Company’s accompanying consolidated statement of operations.

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Meridian was completed at the beginning of 2009. The information for the three- and six month periods ended June 30, 2010 and 2009 include the historical results of Edgewater and Meridian. The unaudited pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)

Pro forma revenue	$23,405	$12,523	$43,900	$27,754

Pro forma net loss	$(125)	$(1,205)	$(836)	$(1,645)

Pro forma diluted loss per share	$(0.01)	$(0.10)	$(0.07)	$(0.14)

Acquisition of Fullscope, Inc.: On December 31, 2009, the Company, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Purchase Agreement”) acquired all of the outstanding stock of Fullscope (the “Fullscope Acquisition”). In connection with the Fullscope Acquisition, we made certain initial estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill. Each of our initial fair value assessments were (and are) subject to subsequent adjustment as the Company obtains additional information during the earnout period (the “Measurement Period”). We would expect the Measurement Period to be completed during the third quarter of 2010, except for any impact that may arise from the filing of Fullscope’s 2009 income tax returns. Subsequent adjustments to the original fair value estimates made by the Company during the Measurement Period for events or facts that existed as of the acquisition date will result in an adjustment to the carrying value of goodwill. Subsequent adjustments to the original fair value estimates related to events or facts occurring after the acquisition date will be reported as a periodic operating expense.

An earnout agreement was entered into in connection with the Fullscope Acquisition under which the former Fullscope stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company increased total purchase price consideration described above by $1.2 million, which represented our initial fair value estimate of the contingent consideration to be paid under the earnout agreement. We reviewed our initial assumptions and projections during the three- and six-month periods ended June 30, 2010 and recognized $50 thousand and $100 thousand of expense, respectively, reported as a part of our selling, general and administrative expenses relating to the current fair value assessment of the contingent earnout consideration payable to Fullscope’s former stockholders. As of June 30, 2010, the Company maintains an accrual of $1.3 million related to the estimated fair value of the contingent earnout consideration to be paid to the former Fullscope stockholders.

There is no limit with respect to the amounts that can be earned by the former Fullscope stockholders under the terms of the earnout agreement.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS COMBINATIONS: (Continued)

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

7. GOODWILL AND INTANGIBLE ASSETS:

The table below provides a reconciliation of goodwill, which changes are limited to the acquisition of Meridian as disclosed in Note 6.

Goodwill
(In Thousands)

Balance at December 31, 2009	$10,080
Acquired goodwill in connection with Meridian Acquisition	2,526

Balance at June 30, 2010	$12,606

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Total amortization expense was $784 thousand and $1.6 million during the three- and six-month periods ended June 30, 2010, respectively. Total amortization expense was $466 thousand and $932 thousand during the three- and six-month periods ended June 30, 2009, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2011 and 2016.

Estimated annual amortization expense for the current year and the following five years ended December 31, is as follows:

Amortization Expense
(In Thousands)

2010	$3,190
2011	$1,810
2012	$863
2013	$302
2014	$197
2015	$46

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. LOSS PER SHARE:

A reconciliation of net loss and weighted average shares used in computing basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
Basic and diluted loss per share:
Net loss applicable to common shares	$(90)	$(1,278)	$(729)	$(1,732)

Weighted average common shares outstanding	12,169	12,087	12,139	12,071

Basic and diluted loss per share of common stock	$(0.01)	$(0.11)	$(0.06)	$(0.14)

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.8 million and 2.7 million in the three- and six-month periods ended June 30, 2010, respectively. The diluted computation would have increased by approximately 3.4 million in the three- and six-month periods ended June 30, 2009. Options to purchase approximately 71 thousand and 75 thousand shares of common stock that were outstanding during the three- and six-month periods ended June 30, 2010, respectively, were not included in the computation of diluted net loss per share due to the reported loss during each of the respective periods. Similarly, options to purchase approximately 1 thousand and 6 thousand shares of common stock that were outstanding during both the three- and six-month periods ended June 30, 2009, respectively, were not included in the computation of diluted net loss per share due to the reported loss during the respective periods. As of June 30, 2010 and 2009, there were approximately 4.2 million and 3.7 million share-based awards outstanding under the Company’s Equity Plans, respectively.

9. FULLSCOPE EMBEZZLEMENT:

During the second quarter of 2010, the Company discovered embezzlement activities at Fullscope, Inc., one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). Based upon the results of forensic account procedures, we identified that the embezzlement activities occurred during the first and second quarter of 2010 and we concluded that the embezzlement activities did not have a material impact upon our previously issued financial statements (specifically our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2010, which represents the only reporting period during which Fullscope’s operating results were included as part of Edgewater’s consolidated results).

We have completed our investigation as it relates to the embezzlement activities that occurred during 2010. In total, we identified approximately $116 thousand of embezzlement, of which $58 thousand occurred during the first quarter of 2010. The embezzlement during the first quarter resulted in a $22 thousand understatement of service revenue and a $36 thousand overstatement of expense, while the $58 thousand of embezzlement identified during the second quarter of 2010 was expensed by the Company as an operating expense during the current quarter.

The Company, as a result of the Fullscope Embezzlement Issue, incurred approximately $204 thousand in non-routine operating expenses during the three-month period ended June 30, 2010. These expenses related to the expensing of $58 thousand in embezzled receivables and $146 thousand in accounting- and legal-related professional service expenses. In the year-to-date period ended June 30, 2010, the Company has incurred a total loss related to the Fullscope Embezzlement Issue of $262 thousand, which includes $116 thousand of embezzled accounts receivable balances and $146 thousand of incurred legal and accounting fees.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. FULLSCOPE EMBEZZLEMENT: (Continued)

We anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, plus the related professional service expenses we have incurred to-date, or will incur in the future, addressing this situation. Amounts recovered, if any, will be recorded during the period in which they are received by the Company.

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

Business Overview

Edgewater is a consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. We work onsite with our clients, providing services in the following primary areas:

•	Business advisory services:

•	focus on all facets within mergers & acquisitions for private equity, venture and office of the Chief Financial Officer (“CFO”):

•	process, operational, and technical due diligence

•	manage and implement programs to drive financial and operational efficiencies

•	drive strategic planning, organizational integration and change, and special projects aligned with an organization’s strategic goals and industry best practice

•	provide industry driven management consulting services centered around transformational change

•	Analytics services:

•	drive the implementation of best practices through key performance metrics and benchmarks

•	provide analytics driven dashboard visualization of financial and operational data

•	set foundation for predictive analytics

•	Enterprise information management services:

•	provide industry driven master data management and data governance best practices services

•	construct enterprise data architectures and roadmaps

•	provide for all forms of data conversion, transformation and quality strategies

•	provide for comprehensive data platforms for all analytics, business intelligence and enterprise application efforts

•	Enterprise application services:

•	facilitate business transformation with enterprise application platforms

•	design and implement enterprise performance management (“EPM”) solutions for the office of the CFO

•	design and implement advanced Customer Relationship Management (“CRM”) solutions

•	design and implement Enterprise Resource Planning (“ERP”) solutions and services

•	Technology services:

•	provide technology management services from application management through infrastructure services

•	provide technology architectures and roadmaps

•	provide specialized technical strategies and solutions

•	provide custom disaster recovery and business continuity design and implementation services

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 93.7% and 93.0% of service revenue for the three- and six-month periods ended June 30, 2010, respectively. Time and materials-based contracts represented 94.2% and 95.6% of service revenue for the three- and six-month periods ended June 30, 2009, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.2% and 4.9% of service revenue for the three- and six-month periods ended June 30, 2010, respectively. Fixed-price contracts represented 3.1% and 2.0% of service revenue for the three- and six-month periods ended June 30, 2009, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 2.1% of service revenue during the three- and six-month periods ended June 30, 2010. Fixed-fee contracts represented 2.7% and 2.4% of service revenue for the three- and six-month periods ended June 30, 2009, respectively.

Fiscal 2009 was a year of transition. As disclosed in our periodic SEC filings, our quarterly and annual operating results were significantly impacted by a dramatic slowdown in the IT consulting services business environment. However, we proactively responded to these challenges through a systematic reorientation of the Company’s strategic direction, service offerings and resources, which we believe has positioned the Company to respond to and capitalize upon the changing needs of the marketplace.

Each of the strategic initiatives we have implemented (the development of new service offerings, the cross-disciplinary training of our billable consultant resources and focusing our sales efforts on new technologies) were undertaken with the specific goal of transforming the Company’s IT service offerings more towards a “product-based” consulting model. Our strategic migration to a product-based consulting model was accelerated by our acquisition of Fullscope, Inc., which specialized in ERP-related consulting services. The addition of Fullscope’s services to our existing service offering portfolio enables the Company to provide our customers with a complete range of product-based services.

As we advanced through the later part of 2009 and now into the first half of 2010, we have observed an increase in our bid and proposal activities related to our organic traditional management, technical and enterprise management consulting service offerings (which are collectively referred to herein as our Core Service Offerings) and have experienced continued growth in our Fullscope ERP-related service offering. The cumulative effect of these trends is reflected in our second consecutive quarter of sequential growth in total revenue (on both a consolidated and organic basis).

In connection with our migration to more of a product-based consulting model, we anticipate that software revenue will become a significant portion of our revenues and, as a result of the anticipated margins associated with our product sales and their impact upon our quarterly operating performance, we have started to measure our business with regards to total revenue, as opposed to our historical approach of evaluating and discussing our operating result solely in connection with service revenue.

Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity occurring in the industries and markets that they serve. With the general economic slowdown that the U.S. economy has experienced in the last year, we observed clients utilizing a variety of initiatives to reduce external IT spending. A renewed decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin.

We engage in business activities under one operating segment. In response to the changes in our service offering model described above, during 2010 we have begun to re-categorize our service offerings, which we have traditionally presented and discussed as falling under three specific service offering categories: technical, enterprise performance management and business. As we have reoriented our service offerings towards a full service product-based consulting model, combined with the introduction of Fullscope’s service offerings, our engagements are beginning to contain services encompassing all facets of our offering capabilities, as opposed to the historical single-offering type of engagements. As a result of this change, we will begin to describe and discuss future fluctuations in our revenue on a consolidated level.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2010, Compared to Results for the Three and Six Months Ended June 30, 2009,” included elsewhere in this Quarterly Report on Form 10-Q.

Increase in Professional Services-Related Expenses During the Second Quarter. During the second quarter, we are reporting a year-over-year increase in the amount of professional service-related expenses. The current quarter increase was attributable to certain non-routine expenses, which totaled $562 thousand, during the three-month period ended June 30, 2010. Specific non-routine expenses incurred by the Company during the three-month period ended June 30, 2010 related to the following:

Acquisition Related Costs. During the current quarter, we incurred approximately $358 thousand in professional service-related expenses directly associated with our May 17, 2010 acquisition of Meridian Consulting International (the “Meridian Acquisition”). In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” acquisition-related costs are no longer capitalizable as part of the purchase price, but are expensed when incurred. Our stated goal is to continue to pursue strategic growth initiatives focused upon making our Company a leading provider of specialty information technology consulting services. Our strategic growth initiatives may be based upon the expansion of our existing organic core service offerings or through the acquisition of new and/or complementary service- or product-based offerings. Pursuing either of these growth avenues may cause the Company to incur non-routine operating expenses in connection with our investment in a particular growth initiative.

Employee Embezzlement Related Costs. On July 12, 2010, the Company issued a press release related to the discovery of embezzlement activities at Fullscope, Inc., one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). Based upon the results of forensic accounting procedures, we concluded that the embezzlement activities did not have a material impact upon our previously issued financial statements (specifically our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2010, which represents the only reporting period during which Fullscope’s operating results were included as part of Edgewater’s consolidated results). The Company, as a result of the Fullscope Embezzlement Issue, incurred approximately $204 thousand in non-routine operating expenses during the three-month period ended June 30, 2010. These expenses related to the expensing of $58 thousand in embezzled receivables and $146 thousand in accounting- and legal-related professional service expenses. In the year-to-date period ended June 30, 2010, the Company has incurred a total loss related to the Fullscope Embezzlement Issue of $262 thousand, which includes $116 thousand of embezzled accounts receivable balances and $146 thousand of incurred legal and accounting fees.

We anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the receivable amounts embezzled, plus the professional expenses we have incurred to-date, or will incur in the future, addressing this situation.

Results for the Three and Six Months Ended June 30, 2010, Compared to Results for the Three and Six Months Ended June 30, 2009

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Service revenue	74.4%	91.5%	75.8%	91.3%
Software revenue	16.1%	0.8%	15.3%	1.7%
Process royalties	3.4%	—%	2.8%	—%
Reimbursable expenses	6.1%	7.7%	6.1%	7.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	45.2%	65.7%	47.9%	62.9%
Software costs	11.9%	0.6%	10.9%	1.2%
Reimbursable expenses	6.1%	7.7%	6.1%	7.0%

Total cost of revenue	63.2%	74.0%	64.9%	71.1%

Gross Profit	36.8%	26.0%	35.1%	28.9%

Operating expenses:
Selling, general and administrative	33.0%	38.7%	33.1%	34.9%
Depreciation and amortization	4.3%	5.7%	4.6%	5.2%

Total operating expenses	37.3%	44.4%	37.7%	40.1%

Operating loss	(0.5)%	(18.4)%	(2.6)%	(11.2)%

Interest income, net	0.1%	0.4%	—%	0.4%
Other (expense) income, net	(0.2)%	—%	(0.2)%	—%

Loss before income taxes	(0.6)%	(18.0)%	(2.8)%	(10.8)%
Income tax benefit	(0.2)%	(7.4)%	(1.1)%	(4.4)%

Net loss	(0.4)%	(10.6)%	(1.7)%	(6.4)%

Revenue. Total revenue increased by $11.4 million, or 94.0%, to $23.4 million for the three-month period ended June 30, 2010, compared to total revenue of $12.0 million in the three-month period ended June 30, 2009. Similarly, total revenue increased by $16.7 million, or 62.1%, to $43.6 million for the six-month period ended June 30, 2010, compared to total revenue of $26.9 million in the six-month period ended June 30, 2009. With respect to the comparative increases in year-over-year total revenue, service revenue increased by $6.4 million, or 57.9%, and $8.5 million, or 34.7%, in the three- and six-month periods ended June 30, 2010. Software revenue represented $3.7 million and $6.2 million of the overall year-over-year increase in total revenue in the three- and six-month periods ended June 30, 2010, respectively.

The primary driver of the current quarter and year-to-date increases in comparative quarterly service revenue is the result of the additive effects of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”). Service revenues attributable to the Fullscope Acquisition were not recorded during the three-and six-month periods ended June 30, 2009, as the acquisition was consummated on December 31, 2009. Additionally, current quarter year-over-year comparative service revenues were favorably impacted by a 9.1% increase in our Core Service Offerings.

During the first six months of 2010, we have observed a resumption of focused capital spending. We have seen a noticeable increase in bid and proposal activity, which has translated into new customer engagements and an increase in comparative year-over-year and sequential quarterly increases in our Core Service Offerings. Additionally, on a quarterly sequential basis, our service revenues, excluding the incremental service revenue attributable to the Meridian Acquisition, increased 10.1% during the second quarter of 2010, as compared to the first quarter of 2010. The sequential growth in service revenue is related to the continued growth in Fullscope’s ERP-related services (“Fullscope’s Service Offerings”) and our capitalization upon cross selling opportunities integrating our Core Service Offerings with Fullscope’s Service Offerings.

On a year-to-date basis, the year-over-year increase in service revenue is a result of the incremental service revenue associated with the Fullscope Acquisition, which was partially offset by a decrease in service revenue attributable to our Core Service Offerings. The decrease in service revenue related to our Core Service Offerings is a result of a slower than normal recovery in our EPM-related service offerings. Our EPM-related service offerings traditionally have a stronger second quarter when compared to the first quarter of a fiscal year. The anticipated improvement in service revenue did not occur until the later part of the second quarter of 2010.

Utilization, which is the rate at which we are able to generate revenue from our consultants, improved to 75.7% during the second quarter of 2010 compared to 62.5% during the second quarter of 2009. On a year-to-date basis, utilization for the first six months of 2010 improved to 75.5% compared to utilization of 65.2% during the first six months of 2009. We typically target utilization in a range from 78%-82%. This objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The improvement in our current quarter and year-to-date utilization rates are the cumulative effects of the Fullscope Acquisition and the current and sequential quarterly growth in our Core Service Offerings service revenue.

Annualized service revenue per billable consultant, as adjusted for utilization, was $331 thousand during the quarterly period ended June 30, 2010, compared to service revenue per billable consultant of $345 thousand during the comparative 2009 quarterly period.

Software revenue, on an annual basis, has traditionally represented less than 5% of our total revenue. During the three- and six-month periods ended June 30, 2010, software revenue totaled $3.8 million, or 16.1% of total revenue, and $6.7 million, or 15.3% of total revenue, respectively. During the three- and six-month periods ended June 30, 2009, software revenue totaled $94 thousand, or 0.8% of total revenue, and $463 thousand, or 1.7% of total revenue, respectively. The year-over-year increase in software revenue during the 2010 quarterly and year-to-date periods of 2010 is primarily driven by the Fullscope Acquisition. We anticipate that software revenue will continue to represent more than 10% of our total revenue in 2010. Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third party off-the-shelf software. Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Fullscope’s software revenue, which will represent the majority of our anticipated software revenue in 2010, has historically been sold at a higher margin than our EPM-related software. We believe that our future gross margins on software revenue will increase above our historically achieved margins as a result of the Fullscope Acquisition.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $484 thousand, to $1.4 million for the three-month period ended June 30, 2010, as compared to $929 thousand in the comparative 2009 quarterly period. Similarly, reimbursed expense revenue increased approximately $782 thousand, to $2.7 million for the six-month period ended June 30, 2010, as compared to $1.9 million in the comparative 2009 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The total number of customers the Company served during the six-month period ended June 30, 2010 totaled 285, as compared to 196 customers during the six-month period ended June 30, 2009. This year-over-year change is in large part the cumulative effect of the customers added in connection with the Fullscope Acquisition combined with the traction we are seeing in our Core Service Offerings. During the first six months of 2010, we engaged on new projects with a total of 49 new customers, compared to 34 new customer engagements during the first six months of 2009. The year-over-year increase in new customer engagements is reflective of increased proposal activity as discussed above.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $5.9 million, or 65.9%, to $14.8 million for the three-month period ended June 30, 2010 compared to $8.9 million in the comparative 2009 quarterly period. Similarly, cost of revenue increased by $9.2 million, or 48.1%, to $28.3 million during the year-to-date period ended June 30, 2010 compared to $19.1 million in the comparative 2009 year-to-date period.

The current quarter increase in reported cost of revenue, on an absolute dollar basis, is directly attributable to the comparative period year-over-year increases in billable consultant headcount in connection with the Fullscope Acquisition, the May 2010 Meridian Acquisition and an increase in billable consultants (including contractors) necessary to support the continued growth of the Fullscope Service Offerings. We continue to leverage a larger number of contractors to support our Fullscope service delivery needs. Contractor expense totaled $1.4 million and $333 thousand during the three-month period ended June 30, 2010 and 2009, respectively. Similarly, contractor expense totaled $2.6 million and $722 thousand during the six-month periods ended June 30, 2010 and 2009, respectively. We are in the process of replacing currently utilized contractors with full-time employees. We expect that we will be able to lessen our reliance upon contractors and accordingly reduce contractor expense in future quarters.

The Company maintained 299 billable consultants as of the quarter ended June 30, 2010 compared to 192 billable consultants at the end of the comparative prior year quarter. The Fullscope Acquisition increased our billable consultant headcount by 62 billable resources, while the acquisition of Meridian added an additional 6 billable resources. Excluding the increase in headcount directly associated with the acquisitions, additional headcount increases were primarily associated with our consultant needs necessary to support the growth in the Fullscope Service Offerings.

Project and personnel costs represented 45.2% and 47.9% of total revenue during the three- and six-month periods ended June 30, 2010, respectively, as compared to 65.7% and 62.9% of total revenue during the three- and six-month periods ended June 30, 2009, respectively. The decrease, as a percentage of total revenue, was primarily related to a reduction in salary and wages in the Company’s Core Service Offerings and to a lesser extent the comparative improvement in billable consultant utilization.

Software costs amounted to $2.8 million and $4.8 million during the three- and six-month periods ended June 30, 2010, respectively. The increase in the comparative 2010 current quarter and year-to-date software costs, as described under “Revenue” above, is a direct result of the Fullscope Acquisition. Software costs are expected to fluctuate between quarters depending on our customer’s demand for software. Reimbursable expenses increased to $1.4 million and $2.7 million for the three- and six-month periods ended June 30, 2010, respectively, as compared to $929 thousand and $1.9 million in the comparative quarterly and year-to-date periods of 2009, respectively. The year-over-year quarterly and year-to-date increases are similarly a result of the incremental impacts of the Fullscope Acquisition.

Gross Profit. During the three-month period ended June 30, 2010, total gross profit increased by $5.5 million, or 173.9%, to $8.6 million compared to total gross profit of $3.1 million in the three-month period ended June 30, 2009. During the six-month period ended June 30, 2010, total gross profit increased by $7.5 million, or 96.5%, to $15.3 million compared to total gross profit of $7.8 million in the six-month period ended June 30, 2009. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Gross margin, as a percentage of total revenue, improved to 36.8% in the second quarter of 2010 compared to 26.0% in the comparative 2009 quarterly period. Similarly, gross margin improved to 35.1% in the six-month period ended June 30, 2010 compared to 28.9% in the comparative 2009 year-to-date period. The periodic year-over-year improvement in gross margin is directly related to the comparative improvement in our billable consultant utilization rate, offset by an increase in contractor salaries (necessary to support the growth in Fullscope’s ERP-related service offerings) and fringe benefit-related expenses. Additionally, gross profit was further impacted by the increase in current quarter software-related revenue, which tends to have a lower gross margin than achieved on our consulting services offerings. Additionally, it should be noted that 2009 periodic gross margins were unfavorably impacted as a result of a decrease in billable consultant utilization rates and severance costs associated with the Company’s proactive reduction of billable headcount due to the loss of service revenue associated with our larger, legacy accounts.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of revenue, SG&A expenses were 33.0% and 33.1% during the three- and six-month periods ended June 30, 2010, respectively, compared to 38.7% and 34.9% in the comparative 2009 quarterly and year-to-date periods, respectively. The current quarter and year-to-date metric improvement is a direct result of the comparative increases in total revenue, as described above, combined with our proactive management of overhead expenses.

On an absolute dollar-basis, SG&A expenses increased by $3.0 million, or 65.3%, to $7.7 million in the three-month period ended June 30, 2010 compared to SG&A expenses of $4.7 million in the three-month period ended June 30, 2009. Similarly, on a year-to-date basis, SG&A expenses increased by $5.0 million, or 53.6%, to $14.4 million in the six-month period ended June 30, 2010 compared to SG&A expenses of $9.4 million in the six-month period ended June 30, 2009. The comparative periodic increases in SG&A expenses during the current 2010 quarterly and year-to-date periods is reflective of the incremental impact upon SG&A expenses associated with the Fullscope Acquisition and the Meridian Acquisition and an increase in core SG&A expenses as a result of the current year growth in our organic Core Service Offerings.

The net year-over-year increase in core SG&A expenses was driven by comparative increases in sales-related salaries and wages (including commission expense), bonus expense recorded in connection with the Company’s 2010 performance-based bonus programs and professional services expenses related to acquisition costs and legal and forensic accounting expenses resulting from the Fullscope Embezzlement Issue. The Company did not incur a significant amount of bonus expense in the comparative three- and six-month periods of 2009 due to the Company’s overall financial performance. During the three-month period ended June 30, 2010, the Company recognized $358 thousand in acquisition-related expenses (which, in accordance with the provisions of the FASB ASC Topic 805, “Business Combinations,” are no longer capitalizable as part of the purchase price, but are expensed when incurred) and $204 thousand in expense related to the Fullscope Embezzlement Issue.

We anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. Amounts recovered and/or reimbursed, if any, in connection with this matter will be recorded in the period during which amounts are received by the Company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $308 thousand, or 44.4%, to $1.0 million in the quarter ended June 30, 2010 compared to $694 thousand in the quarter ended June 30, 2009. Similarly, depreciation and amortization increased $602 thousand, or 42.9%, to $2.0 million in the six-month period ended June 30, 2010 compared to $1.4 million in the comparative 2009 year-to-date period.

Amortization expense was $784 thousand and $1.6 million during the three- and six-month periods ended June 30, 2010, respectively, compared to amortization expense of $466 thousand and $932 thousand in the three- and six-month periods ended June 30, 2009, respectively. The current quarter and year-to-date increase in amortization expense is primarily a result of the recognition of amortization expense associated with the intangible assets included in the Fullscope Acquisition and the Meridian Acquisition. Depreciation expense of $218 thousand and $441 thousand recorded in the 2010 current quarterly and year-to-date periods, respectively, was consistent with depreciation expense recognized during the comparative three- and six-month periods of 2009.

Operating Loss. Operating loss for the second quarter of 2010 was $116 thousand compared to an operating loss of $2.2 million in the comparative 2009 quarterly period. Similarly, operating loss for the six-month period ended June 30, 2010 was $1.1 million compared to an operating loss of $3.0 million in the comparative 2009 year-to-date period. The current quarter fluctuation in operating results can be attributed to the increase in comparative service revenue and software revenue and associated gross margins, which were impacted by an increase in contractor expense directly related to the growth in Fullscope’s ERP-related service offerings. The increase in gross margin in both the current quarterly and year-to-date periods was offset by the incremental increase in SG&A expenses such as sales-related salaries and wages (including commissions), bonus expense, professional services expenses and amortization expense associated with the identified Fullscope and Meridian intangible assets. Each of these expense items is explained in further detail above.

Interest Income, Net. We earned net interest income of $13 thousand and $19 thousand during the three and six months ended June 30, 2010, respectively, compared to $45 thousand and $113 thousand during the comparative 2009 quarterly and year-to-date periods, respectively. Interest income decreased in all reported periods as a result of the overall decrease in the Company’s investment portfolio. The comparative invested balance of the Company’s investment portfolio has decreased in connection with the cash consideration paid for the Fullscope Acquisition.

Other (Expense) Income. Other (expense) income totaled $(38) thousand and $(68) thousand during the three- and six-month periods ended June 30, 2010, respectively. This amount primarily represents the Company’s foreign currency exchange loss recorded during the current quarterly and year-to-date periods.

Income Tax (Benefit) Provision. The Company records an income tax benefit for federal and state income taxes at the applicable statutory rates, adjusted for non-deductible expenses. We recorded an income tax benefit of $51 thousand and $892 thousand for the three-month periods ended June 30, 2010 and 2009, respectively. We recorded an income tax benefit of $467 thousand and $1.2 million for the six-month periods ended June 30, 2010 and 2009, respectively. The recorded income tax benefit for the three- and six-month periods ended June 30, 2010 represented a tax benefit based on an annualized effective income tax rate of 42.1%, while the recorded income tax benefit for the three- and six-month periods ended June 30, 2009 represented a tax benefit based on an annualized effective income tax rate of 40.2%.

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

Net Loss. We reported net loss of $90 thousand and $729 thousand during the three- and six-month periods ended June 30, 2010, respectively, compared to a reported net loss of $1.3 million and $1.7 million during the three- and six-month periods ended June 30, 2009, respectively. Both the current quarterly and year-to-date periodic fluctuations in net loss can be attributed to the increase in comparative service and software revenue and the associated improvements in gross margins, which were offset by the incremental increase in SG&A expenses primarily associated with the Fullscope Acquisition and an increase in amortization expense associated with the identified Meridian and Fullscope intangible assets. Each of these factors is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$3,717	$1,372	$(2,197)	$(1,035)
Investing activities	1,739	(424)	4,421	(2,060)
Financing activities	33	(147)	94	(180)
Effects of exchange rates on cash	(14)	—	(24)	—

Total provided (used) during the period	$5,475	$801	$2,294	$(3,275)

As of June 30, 2010 and December 31, 2009, we had cash, cash equivalents, and marketable securities of $8.2 million and $12.7 million, respectively. Working capital, which is defined as current assets less current liabilities totaled $12.9 million and $14.9 million as of June 30, 2010 and December 31, 2009, respectively. Current year decrease in our cash, cash equivalents and marketable securities balance have been materially impacted by first quarter cash outflows related to the liabilities assumed in connection with the Fullscope Acquisition, which included $1.8 million in federal and state income taxes, $1.3 million in accrued wages, bonuses and commissions and $3.0 million in accounts payable specifically related to Fullscope’s fourth quarter re-sales of Dynamics AX-related software (the “Fullscope Payments”). Additionally, during the first six-months of 2010, the Company had cash outflows associated with the Meridian Acquisition, broad-based payments made under Edgewater’s 2009 performance-based bonus plan, annual renewals of insurance premiums and capital lease obligations. These cash outlays have been partially offset by proceeds from the collection of outstanding accounts receivable balances, refunds of foreign income taxes and issuances under the Company’s employee stock purchase plan.

Included in the Fullscope Payments was a $1.6 million payment associated with Fullscope’s 2009 federal income tax obligation. Fullscope became a part of Edgewater’s consolidated tax group for fiscal 2010, which will enable Fullscope to eliminate cash payments related to near-term federal income tax obligations through the utilization of Edgewater’s existing federal net operating loss carryforwards.

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

Net cash provided by operating activities was $3.7 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively. Net cash provided during the three months ended June 30, 2010 was largely attributable to inflows related to $747 thousand in accounts payable and accrued expenses, and $1.7 million in accrued payroll and related liabilities and $743 thousand in prepaid expenses, which included the receipt of a foreign income tax refund. Additionally, the Company reported non-cash charges related to $1.0 million in depreciation and amortization expense and $282 thousand in stock-based compensation expense. The inflows were partially offset by outflows of cash associated with an increase of $404 thousand in accounts receivable balances and a $173 thousand decrease in deferred revenue and other liabilities.

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

During the six months ended June 30, 2010 and 2009, cash used in operating activities was $(2.2) million and $(1.0) million, respectively. Net cash used in operating activities during the six months ended June 30, 2010 was the result of outflows attributable to the reported year-to-date loss of $729 thousand, an increase in the Company’s deferred tax assets of $504 thousand in connection with the reported year-to-date net loss, a $1.5 million increase in accounts receivable in connection with the increase in year-to-date total revenue and $2.4 million in accrued expenses, which were primarily associated with the Fullscope Payments and a $463 thousand decrease in deferred revenue and other liabilities. These outflows were partially offset by an $849 thousand increase in accrued payroll and related liabilities, which was primarily a result of current year accruals related to the Company’s 2010 performance-based bonus plans and commission plans, plus non-cash charges such as $2.0 million in depreciation and amortization expense and $501 thousand in stock-based compensation.

During the six-months ended June 30, 2009, net cash used in operating activities was the result of outflows attributable to the reported year-to-date loss of $1.7 million, an increase in the Company’s deferred tax assets of $1.3 million in connection with the reported year-to-date net loss, an $812 thousand increase in prepaid expenses in connection with the annual renewal of the Company’s current year insurance premiums, $743 thousand in net payments of salaries and wage-related expenses including bonus payments under the Company’s 2008 performance-based bonus and commission plans and a $543 thousand decrease in accounts payable and accrued expenses. These outflows were largely offset by positive inflows of cash related to a $1.8 million decrease in accounts receivable and non-cash charges such as $1.4 million in depreciation and amortization expense and $684 thousand in stock-based compensation.

Net cash provided by (used in) investing activities was $1.7 million and $(424) thousand for the three months ended June 30, 2010 and 2009, respectively. Cash provided by investing activities during the three months ended June 30, 2010 was attributable to $4.1 million in net redemptions of marketable securities during the period, offset by $1.6 million in initial upfront cash consideration paid in connection with the Meridian Acquisition and a $713 thousand payment related to a final net working capital adjustment in connection with the Fullscope Acquisition. Cash used in investing activities for the three months ended June 30, 2009 was the direct result of $424 thousand in net purchases of marketable securities during the period.

During the six months ended June 30, 2010 and 2009, net cash provided by (used in) investing activities was $4.4 million and $(2.1) million, respectively. Cash provided by investing activities for the six months ended June 30, 2010 was attributable to $6.9 million in redemptions of marketable securities, which were offset by $2.3 million of cash outlays related to payments associated with the Fullscope Acquisition and Meridian Acquisition and capital expenditures of $155 thousand. Cash used in investing activities for the six months ended June 30, 2009 was primarily the result of $2.0 million in net purchases of marketable securities.

As of June 30, 2010, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

Net cash provided by (used in) financing activities was $33 thousand and $(147) thousand for the three months ended June 30, 2010 and 2009, respectively. Additionally, net cash provided by (used in) financing activities was $94 thousand and $(180) thousand during the six months ended June 30, 2010 and 2009, respectively. The net cash provided by financing activities during each of the three- and six-month periods is primarily the result of inflows of cash received in connection with stock option exercises and proceeds from the Company’s employee stock purchase program. These inflows were offset principal payments on capital lease obligations in each of the respective three- and six-month periods ended June 30, 2010 and 2009. Additionally in the three- and six month periods of 2009, the Company repurchased 78,600 shares and 114,400 shares of our common stock under our Stock Repurchase Program at an aggregate value of $214 thousand and $311 thousand, respectively.

Our combined cash and cash equivalents increased by $5.5 million and $801 thousand during the three-month periods ended June 30, 2010 and 2009, respectively. During the six-month periods ended June 30, 2010 and 2009, our combined cash and cash equivalents increased (decreased) by $2.3 million and $(3.3) million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $8.2 million and $23.2 million as of June 30, 2010 and 2009, respectively.

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

Acquisitions, Earnout Payments and Commitments

Acquisition of Fullscope, Inc.: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 6,” included elsewhere herein, contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income by the Fullscope business process unit, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company’s balance sheet as of June 30, 2010 includes an accrual of $1.3 million representing our current fair value estimate of the contingent earnout consideration to be earned by the former stockholders of Fullscope. During the three- and six-month periods ended June 30, 2010, the Company recognized $50 thousand and $100 thousand of expense, respectively, which was recorded as selling, general and administrative expense, related to an adjustment of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders. There is no limit with respect to the amounts that can be earned by the former Fullscope stockholders under the terms of the earnout agreement.

Acquisition of Meridian Consulting International: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 6,” included elsewhere herein, an earnout agreement was entered into in connection with the Meridian Acquisition under which the former Meridian stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Meridian stockholders will be based upon the achievement of certain performance measures over three consecutive twelve-month earnout periods, concluding on May 17, 2013. Based upon initial fair value estimates, the Company has increased the total purchase price consideration described above by $1.7 million. The maximum amount of contingent earnout consideration that can be earned by the formed stockholders of Meridian is capped at $2.7 million.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 24 to 60 months and have interest rates that range between 6.0% and 17.0% per annum on the outstanding principle balances. As of June 30, 2010, our outstanding obligations under our Capital Lease Arrangements totaled $308 thousand. Of this amount, $180 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During each of the comparative three- and six-month periods ended June 30, 2010 and 2009, the Company made payments of principal and interest totaling $63 thousand and $125 thousand, respectively, under the Capital Lease Arrangements.

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and six-month periods ended June 30, 2010 and 2009. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and six-month periods ended June 30, 2010 and 2009.

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

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting other than discussed below.

On April 1, 2010, the Company modified its internal control structure by integrating Fullscope’s financial reporting process into the Company’s existing financial reporting process. As a result of this integration, embezzlement activities were discovered within Fullscope, as disclosed elsewhere in this filing.

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

The Company did not make any repurchases of its common stock under the Stock Repurchase Program during the second quarter ended June 30, 2010.

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

EDGEWATER TECHNOLOGY, INC.

Date: August 11, 2010	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2010	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)