Form 10-Q
period 2010-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2010-11-12
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 5, 2010 was 12,341,977.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,412	$5,889
Restricted cash	—	702
Marketable securities	—	6,772
Accounts receivable, net of allowance of $487 and $490, respectively	18,307	18,081
Deferred income taxes, net	—	348
Prepaid expenses and other current assets	1,308	1,639

Total current assets	29,027	33,431

Property and equipment, net	2,984	3,297
Intangible assets, net	4,503	6,302
Goodwill	12,049	9,923
Deferred income taxes, net	—	20,760
Other assets	175	93

Total assets	$48,738	$73,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,841	$11,842
Accrued payroll and related liabilities	5,463	4,051
Deferred revenue and other liabilities	2,430	2,270
Capital lease obligations, current	160	220

Total current liabilities	15,894	18,383
Other liabilities	38	107
Capital lease obligations	90	200

Total liabilities	16,022	18,690

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2010 and December 31, 2009, 12,283 and 12,132 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	297	297
Paid-in capital	213,366	213,531
Treasury stock, at cost, 17,453 and 17,604 shares at September 30, 2010 and December 31, 2009, respectively	(124,358)	(125,568)
Accumulated other comprehensive (loss) income	(24)	6
Retained deficit	(56,565)	(33,150)

Total stockholders’ equity	32,716	55,116

Total liabilities and stockholders’ equity	$48,738	$73,806

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Service revenue	$18,075	$10,852	$51,163	$35,421
Software revenue	1,187	154	7,876	617
Process royalties	460	—	1,641	—
Reimbursable expenses	1,662	771	4,329	2,656

Total revenue	21,384	11,777	65,009	38,694

Cost of revenue:
Project and personnel costs **	11,037	6,667	31,945	23,600
Software costs	855	147	5,614	464
Reimbursable expenses	1,662	771	4,329	2,656

Total cost of revenue	13,554	7,585	41,888	26,720

Gross profit	7,830	4,192	23,121	11,974

Operating expenses:
Selling, general and administrative **	7,580	4,139	22,014	13,536
Depreciation and amortization	1,007	690	3,011	2,092

Total operating expenses	8,587	4,829	25,025	15,628

Operating loss	(757)	(637)	(1,904)	(3,654)

Interest (expense) income, net	(4)	(8)	15	105
Other income, net	75	—	7	—

Loss before income taxes	(686)	(645)	(1,882)	(3,549)
Tax provision (benefit)	22,000	(396)	21,533	(1,568)

Net loss	$(22,686)	$(249)	$(23,415)	$(1,981)

Loss per share:
Basic net loss per share of common stock	$(1.86)	$(0.02)	$(1.92)	$(0.16)

Diluted net loss per share of common stock	$(1.86)	$(0.02)	$(1.92)	$(0.16)

Shares used in computing basic net loss per share of common stock	12,217	12,063	12,166	12,072

Shares used in computing diluted net loss per share of common stock	12,217	12,063	12,166	12,072

** - The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project and personnel costs	$56	$58	$188	$205
Selling, general and administrative	183	165	552	702

Total stock-based compensation	$239	$223	$740	$907

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,686)	$(249)	$(23,415)	$(1,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007	690	3,011	2,092
Provision for doubtful accounts	(16)	38	(3)	114
Deferred income taxes	21,612	(114)	21,108	(1,374)
Excess tax benefits from stock options	—	—	(1)
Stock-based compensation expense	239	223	740	907
Amortization of marketable securities discounts (premiums), net	—	86	(114)	193
Loss on disposal of fixed assets	—	34	—	34
Loss on sale of marketable securities	—	—	4	—
Non-cash foreign currency translation gain	(52)	—	(30)	—
Fair value adjustment of contingent earnout consideration	126	—	226	—
Changes in operating accounts:
Accounts receivable	1,421	1,102	(47)	2,873
Prepaid expenses and other assets	244	(169)	263	(981)
Accounts payable and accrued liabilities	(1,692)	(324)	(4,122)	(867)
Accrued payroll and related liabilities	512	(560)	1,361	(1,303)
Deferred revenue and other liabilities	624	(22)	161	(7)

Net cash provided by (used in) operating activities	1,339	735	(858)	(300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	702	—	700	—
Redemptions of marketable securities	—	4,999	6,877	15,867
Purchases of marketable securities	—	(4,565)	—	(17,472)
Acquisition of Meridian Consulting International	—	—	(1,586)	—
Acquisition of Fullscope, Inc.	(702)	—	(1,415)	—
Purchases of property and equipment	(182)	(11)	(337)	(32)

Net cash (used in) provided by investing activities	(182)	423	4,239	(1,637)

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(57)	(55)	(170)	(161)
Excess tax benefits from stock options	—	—	1	—
Repurchases of common stock	—	(268)	—	(579)
Proceeds from employee stock plans and stock option exercises	99	90	305	327

Net cash provided by (used in) financing activities	42	(233)	136	(413)

Effects of exchange rates on cash	30	—	6	—

Net increase (decrease) in cash and cash equivalents	1,229	925	3,523	(2,350)
CASH AND CASH EQUIVALENTS, beginning of period	8,183	10,343	5,889	13,618

CASH AND CASH EQUIVALENTS, end of period	$9,412	$11,268	$9,412	$11,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$43	$43	$1,933	$428

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net issuances and forfeiture of restricted stock awards	$—	$(47)	$232	$(47)

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is a consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. Headquartered in Wakefield, Massachusetts, as of September 30, 2010, the Company employed 294 consulting professionals and 391 total employees throughout our network of satellite offices.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

3. SHARE-BASED COMPENSATION:

Stock-based compensation expense under all of the Company’s share-based plans was $239 thousand and $740 thousand in the three- and nine-month periods ended September 30, 2010, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $223 thousand and $907 thousand in the three- and nine-month periods ended September 30, 2009, respectively.

Cash received from stock option and Employee Stock Purchase Plan (“ESPP”) exercises under all share-based payment arrangements was $99 thousand and $305 thousand during the three- and nine-month periods ended September 30, 2010, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $90 thousand and $327 thousand during the three- and nine-month periods ended September 30, 2009, respectively. The Company recognized a tax deficiency of $(1) thousand during the nine-month period ended September 30, 2010 associated with stock option exercises. There were no stock option exercises during the three-month period ended September 30, 2010 or during the three- and nine-month periods ended September 30, 2009 and accordingly, there was no related tax benefit (deficiency) recognized by the Company.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SHARE-BASED COMPENSATION: (Continued)

As of September 30, 2010, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.9 million and is expected to be recognized over a period of 5.0 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

4. INCOME TAXES:

We recorded a provision for income taxes of $22.0 million and $21.5 million for the three and nine months ended September 30, 2010, respectively. We recorded an income tax benefit of $(396) thousand and $(1.6) million in the three and nine months ended September 30, 2009. Our 2010 and 2009 periodic income tax provision (benefit) amounts were derived based upon an effective income tax rate, inclusive of both federal and state income taxes, of 42.1% in the respective 2010 reporting periods and 40.2% in the respective 2009 reporting periods. Additionally, our reported periodic income tax provision (benefit) includes expense (benefit) amounts attributable to foreign income taxes, changes in deferred tax assets and liabilities and their related valuation allowance and interest and penalties.

We have net deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. As is our practice, we assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our net deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (recent and historical financial performance for example) as it relates to evaluating the future recoverability of our deferred tax assets.

During the three-month period ended September 30, 2010, in connection with such a review, we recorded a non-cash charge of $21.9 million in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance represents a full valuation reserve against the total gross carrying value of our net deferred tax assets.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company’s historical financial performance, forecasts and projections were key measurements utilized in our review. As of December 31, 2009 and through the period ended June 30, 2010 the Company recorded an income tax benefit. At those times management determined that the recovery of the deferred tax assets were considered more likely than not, primarily due to positive evidence in the form of historical earnings adjusted for items of a non-recurring nature that would not be indicative of our future operations and projected taxable income. However, as a result of operating loss in the current quarter ended September 30, 2010, our assessment of our adjusted and cumulative loss positions, and uncertainty as to the timing of profitability in future periods, we recorded a full valuation allowance against our deferred tax assets during the quarter ended September 30, 2010 as we determined that it was not more than likely that the Company would be able to fully realize future economic benefit from its net deferred tax assets.

The establishment of a full valuation allowance against the gross carrying value of our net deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be fully available to reduce certain future federal and state income tax obligations.

The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. MARKETABLE SECURITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

All marketable securities that have original maturities greater than three months, but less than one year, are considered to be current marketable securities. Our marketable securities are classified as available-for-sale securities, which are recorded at fair value and consist of marketable instruments, which include, but are not limited to, government obligations. The Company did not maintain any marketable securities on September 30, 2010. At December 31, 2009, marketable securities had an aggregate amortized cost of $6.8 million and an aggregate fair value of $6.8 million, including $6 thousand of unrealized gains.

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

A financial asset or liability’s classification within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement. As of September 30, 2010 and December 31, 2009, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its marketable securities and the accrued contingent earnout consideration payable in connection with Company’s acquisitions of Fullscope, Inc. (“Fullscope”) and Meridian Consulting International (“Meridian”), which are more fully described in Note 6.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at September 30, 2010:
Financial liabilities:
Contingent earnout consideration	$2,626	$—	$—	$2,626

Total contingent earnout consideration	$2,626	$—	$—	$2,626

Balance at December 31, 2009:
Financial assets:
Government obligations	$6,722	$—	$6,722	$—

Total marketable securities	$6,722	$—	$6,722	$—

Financial liabilities:
Contingent earnout consideration	$1,200	$—	$—	$1,200

Total contingent earnout consideration	$1,200	$—	$—	$1,200

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. MARKETABLE SECURITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS: (Continued)

Amortization expense related to the net (premiums) on our available-for-sale securities was $(114) thousand for the nine-month period ended September 30, 2010. The Company did not hold available-for-sale securities during the three-month period ended September 30, 2010. Amortization expense related to the net discounts on our held-to-maturity securities was $86 thousand and $193 thousand for the three- and nine-month periods ended September 30, 2009, respectively. Additionally, during the three- and nine-month periods ended September 30, 2010, the Company recognized $126 thousand and $226 thousand of expense, respectively, which was recorded as selling, general and administrative expense, related to an adjustment of the estimated fair value of the contingent consideration payable to Fullscope’s and Meridian’s former stockholders.

The Company has classified its net liabilities for contingent earnout consideration relating to its acquisition of Fullscope and Meridian within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 6.

A reconciliation of the beginning and ending Level 3 net liabilities for the nine-month period ended September 30, 2010 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2009	$1,200
Initial fair value of contingent earnout consideration related to Meridian	1,200
Change in fair value (included within selling, general and administrative expense)	226

Ending balance at September 30, 2010	$2,626

Other Financial Instruments: As of September 30, 2010 and December 31, 2009, the fair values of our other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

6. BUSINESS COMBINATIONS:

We have revised certain prior fiscal year amounts in the accompanying unaudited condensed consolidated balance sheet and our prior quarterly unaudited condensed consolidated balance sheets (not presented herein) as a result of the refinement of certain estimates within our purchase price allocation and determination of fair values with regards to our acquisitions of Fullscope and Meridian. Our December 31, 2009, March 31, 2010, and June 30, 2010 balance sheets contained certain initial fair value estimates recorded in connection with our acquisitions of Fullscope and Meridian, respectively. These amounts are subject to subsequent adjustment during the measurement period. The balance sheet revisions recorded by the Company during the current period had no effect on previously reported net loss or equity.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS COMBINATIONS: (Continued)

During the quarter ended September 30, 2010, the Company made the following adjustments related to our initial fair value estimates and purchase price consideration:

•

The Company has retrospectively adjusted the financial information for the year ended December 31, 2009 (and interim periods previously filed in 2010) for revisions of our purchase price allocation in connection with the Fullscope acquisition. The adjustment related to a true up of previously estimated income tax amounts in connection with the filing of Fullscope’s 2009 federal and state tax returns. The adjustments resulted in decreases to goodwill and accrued expenses of $157 thousand.

•

The Company has retrospectively adjusted the quarter ended June 30, 2010 financial information for revisions to the initial fair value estimates incorporated into our purchase price allocation associated with the Meridian acquisition. The adjustments resulted in decreases to goodwill ($400 thousand), intangible assets ($100 thousand), and estimated contingent earnout consideration ($500 thousand).

Acquisition of Meridian Consulting International: On May 17, 2010, the Company acquired substantially all of the assets and liabilities of Meridian, pursuant to the terms of an Asset Purchase Agreement (the “Meridian Acquisition”). Headquartered in Chicago, Illinois, Meridian is a specialty solution provider of Oracle’s Hyperion Strategic Finance product which encompasses strategic planning and forecasting, scenario modeling and mergers and acquisitions analysis. Meridian has delivered its services to organizations across various vertical markets including Energy, Higher Education, Retail and Healthcare. The acquisition of Meridian continues the investment in our Enterprise Performance Management (“EPM”) - related service offerings and aligns with our product-centric service offering model. The addition of Meridian’s HSF capabilities strategically positions Edgewater as the only domestic company with the capability to provide the full suite of Oracle’s EPM service offerings.

The Company has estimated total allocable purchase price consideration to be $3.3 million. The initial cash consideration paid at close was $1.6 million. The cash paid at closing consisted of the $1.75 million purchase price less $164 thousand attributable to a net working capital adjustment. The initial cash consideration paid by the Company was increased by $1.2 million, representing our adjusted fair value estimate of additional contingent earnout consideration that may be earned by the former stockholders of Meridian, which is described in more detail below. In addition to the above payments, the Company has incurred approximately $392 thousand in direct transaction costs, which, in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC Topic 805”), are no longer capitalizable as part of the purchase price, but are expensed when incurred.

An earnout agreement was entered into in connection with the Meridian Acquisition under which the former Meridian stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Meridian stockholders will be based upon the achievement of certain performance measures over three consecutive twelve-month earnout periods, concluding on May 17, 2013. We reviewed our initial assumptions and projections during the nine-month period ended September 30, 2010 and recognized $76 thousand of expense, reported as a part of our selling, general and administrative expenses relating to the current fair value assessment of the contingent earnout consideration payable to Meridian’s former stockholders. The maximum amount of contingent earnout consideration that can be earned by the former stockholders of Meridian is capped at $2.7 million.

In connection with the Meridian Acquisition, we made certain initial estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill. Each of our initial fair value assessments were (and are) subject to subsequent adjustment as the Company obtains additional information (the “Meridian Measurement Period”). We would expect the Meridian Measurement Period to be completed during the fourth quarter of 2010. Subsequent adjustments to the original fair value estimates made by the Company during the Meridian Measurement Period for events or facts that existed as of the acquisition date will result in an adjustment to the carrying value of goodwill. Subsequent adjustments to the original fair value estimates related to events or facts occurring after the acquisition date will be reported as a periodic operating expense.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS COMBINATIONS: (Continued)

The Company performed a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net book value of assets and liabilities acquired	$610
Acquired intangible assets	550	5
Goodwill (deductible for tax purposes)	2,126

Total purchase price	$3,286

The Meridian Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing May 18, 2010, are included in the Company’s accompanying consolidated statement of operations.

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Meridian was completed at the beginning of 2009. The information for the three- and nine-month periods ended September 30, 2010 and 2009 include the historical results of Edgewater and Meridian. The unaudited pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
Pro forma revenue	$21,384	$12,592	$65,284	$40,346

Pro forma net loss	$(22,686)	$(88)	$(23,490)	$(1,733)

Pro forma diluted loss per share	$(1.86)	$(0.01)	$(1.93)	$(0.14)

Acquisition of Fullscope, Inc.: On December 31, 2009, the Company, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Purchase Agreement”) acquired all of the outstanding stock of Fullscope (the “Fullscope Acquisition”). In connection with the Fullscope Acquisition, we made certain initial estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill. Each of our initial fair value assessments were (and are) subject to subsequent adjustment as the Company obtains additional information during the earnout period (the “Fullscope Measurement Period”). As of September 30, 2010, we have, in connection with the filing of Fullscope’s 2009 federal and state tax returns, completed the Fullscope Measurement Period.

An earnout agreement was entered into in connection with the Fullscope Acquisition under which the former Fullscope stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company increased total purchase price consideration described above by $1.2 million, which represented our fair value estimate of the contingent consideration to be paid under the earnout agreement. We reviewed our initial assumptions and projections during the three- and nine-month periods ended September 30, 2010 and recognized $50 thousand and $150 thousand of expense, respectively, reported as a part of our selling, general and administrative expenses relating to the current fair value assessment of the contingent earnout consideration payable to Fullscope’s former stockholders. As of September 30, 2010, the Company maintains an accrual of $1.4 million related to the estimated fair value of the contingent earnout consideration to be paid to the former Fullscope stockholders.

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

Based upon the initial and revised purchase price consideration paid and fair value estimates, the Company’s financial statements, reflect the following adjusted purchase price allocation related to the Fullscope Acquisition:

	Total	Life (In Years)
	(In Thousands)
Cash acquired	$3,481
Net fair value of accounts receivable	9,407
Net fair value of other liabilities assumed	(9,083)
Acquired intangible assets	4,500	1.5 to 6
Goodwill (not deductible for tax purposes)	8,031

Total purchase price	$16,336

7. GOODWILL AND INTANGIBLE ASSETS:

The table below provides a reconciliation of goodwill, which changes are limited to the acquisition of Meridian as disclosed in Note 6.

Goodwill
(In Thousands)
Balance at December 31, 2009	$9,923
Acquired goodwill in connection with Meridian Acquisition	2,126

Balance at September 30, 2010	$12,049

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the period in which the economic benefit of the asset will be utilized. Total amortization expense was $787 thousand and $2.3 million during the three- and nine-month periods ended September 30, 2010, respectively. Total amortization expense was $466 thousand and $1.4 million during the three- and nine-month periods ended September 30, 2009, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2011 and 2016.

Estimated annual amortization expense for the current year and the following five years ended December 31, is as follows:

Amortization Expense
(In Thousands)
2010	$3,143
2011	$1,936
2012	$988
2013	$406
2014	$293
2015	$86

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. LOSS PER SHARE:

A reconciliation of net loss and weighted average shares used in computing basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
Basic and diluted loss per share:
Net loss applicable to common shares	$(22,686)	$(249)	$(23,415)	$(1,981)

Weighted average common shares outstanding	12,217	12,063	12,166	12,072

Basic and diluted loss per share of common stock	$(1.86)	$(0.02)	$(1.92)	$(0.16)

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.6 million and 1.5 million in the three- and nine-month periods ended September 30, 2010, respectively. The diluted computation would have increased by approximately 3.3 million in the three- and nine-month periods ended September 30, 2009. Options to purchase approximately 10 thousand and 44 thousand shares of common stock that were outstanding during the three- and nine-month periods ended September 30, 2010, respectively, were not included in the computation of diluted net loss per share due to the reported loss during each of the respective periods. Similarly, options to purchase approximately 17 thousand and 9 thousand shares of common stock that were outstanding during both the three- and nine-month periods ended September 30, 2009, respectively, were not included in the computation of diluted net loss per share due to the reported loss during the respective periods. As of September 30, 2010 and 2009, there were approximately 2.9 million and 3.6 million share-based awards outstanding under the Company’s Equity Plans, respectively.

9. FULLSCOPE EMBEZZLEMENT:

During the second quarter of 2010, the Company discovered embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). Based upon the results of forensic accounting procedures, we identified that embezzlement activities occurred during the first and second quarter of 2010 and we concluded that the embezzlement activities did not have a material impact upon our previously issued financial statements (specifically our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2010, which represents the only reporting period, prior to the identification of the embezzlement, during which Fullscope’s operating results were included as part of Edgewater’s consolidated results).

We have completed our investigation as it relates to the embezzlement activities that occurred during 2010. In total, we identified approximately $116 thousand of embezzlement, of which $58 thousand occurred during the first quarter of 2010. The embezzlement during the first quarter resulted in a $22 thousand understatement of service revenue and a $36 thousand overstatement of expense, while the $58 thousand of embezzlement identified during the second quarter of 2010 was expensed by the Company as an operating expense during the second quarter.

The Fullscope Embezzlement Issue had no impact on the financial results for the three-month period ended September 30, 2010. In the year-to-date period ended September 30, 2010, the Company has incurred non-routine operating expenses related to the Fullscope Embezzlement Issue of $361 thousand, which includes $116 thousand of embezzled accounts receivable balances and $245 thousand of incurred legal and accounting fees.

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 94.0% and 93.4% of service revenue for the three- and nine-month periods ended September 30, 2010, respectively. Time and materials-based contracts represented 91.1% and 94.2% of service revenue for the three- and nine-month periods ended September 30, 2009, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 3.6% and 4.5% of service revenue for the three- and nine-month periods ended September 30, 2010, respectively. Fixed-price contracts represented 5.9% and 3.2% of service revenue for the three- and nine-month periods ended September 30, 2009, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 2.3% and 2.2% of service revenue during the three- and nine-month periods ended September 30, 2010, respectively. Fixed-fee contracts represented 3.0% and 2.6% of service revenue for the three- and nine-month periods ended September 30, 2009, respectively.

As disclosed in our periodic SEC filings, our 2009 quarterly and annual operating results were significantly impacted by a dramatic slowdown in the IT consulting services business environment. However, we proactively responded to these challenges through a systematic reorientation of the Company’s strategic direction, service offerings and resources, which we believe has positioned the Company to respond to and capitalize upon the changing needs of the marketplace.

Each of the strategic initiatives we have implemented (the development of new service offerings, the cross-disciplinary training of our billable consultant resources and focusing our sales efforts on new technologies) were undertaken with the specific goal of transforming the Company’s IT service offerings more towards a “product-based” consulting model. Our strategic migration to a product-based consulting model was accelerated by our acquisition of Fullscope, Inc., which specializes in ERP-related consulting services. The addition of Fullscope’s services to our existing service offering portfolio enables the Company to provide our customers with a complete range of product-based services.

As we advanced through the later part of 2009 and first half of 2010, we have observed an increase in our bid and proposal activities related to our organic traditional management, technical and enterprise management consulting service offerings (which are collectively referred to herein as our Core Service Offerings) and have experienced continued growth in our Fullscope ERP-related service offering. The cumulative effect of these trends is reflected in our third consecutive quarter of year over year growth in total revenue (on both a consolidated and organic basis).

In connection with our migration to more of a product-based consulting model, we anticipate that software revenue will become a significant portion of our revenues. Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin. As a result of the anticipated margins associated with our product sales and their impact upon our quarterly operating performance, we have started to measure our business with regards to total revenue, as opposed to our historical approach of evaluating and discussing our operating result solely in connection with service revenue.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2010, Compared to Results for the Three and Nine Months Ended September 30, 2009,” included elsewhere in this Quarterly Report on Form 10-Q.

Increase in Professional Services-Related Expenses. During the three and nine months ended September 30, 2010, we are reporting a year-over-year increase in the amount of professional service-related expenses. The current period increase is primarily attributable to certain non-routine expenses, which totaled $139 thousand and $694 thousand, during the three- and nine-month periods ended September 30, 2010, respectively. Specific non-routine expenses incurred by the Company during the three- and nine-month period ended September 30, 2010 related to the following:

Acquisition Related Costs. During the three and nine months ended September 30, 2010, we incurred approximately $40 thousand and $449 thousand in professional service-related expenses directly associated with our acquisitions of Fullscope, Inc. (the “Fullscope Acquisition”) and Meridian Consulting International (the “Meridian Acquisition”). Our stated goal is to continue to pursue strategic growth initiatives focused upon making our Company a leading provider of specialty information technology consulting services. Our strategic growth initiatives may be based upon the expansion of our existing organic core service offerings or through the acquisition of new and/or complementary service- or product-based offerings. Pursuing either of these growth avenues may cause the Company to incur non-routine operating expenses in connection with our investment in a particular growth initiative.

Employee Embezzlement Related Costs. On July 12, 2010, the Company issued a press release related to the discovery of embezzlement activities at Fullscope, Inc., one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). Based upon the results of forensic accounting procedures, we concluded that the embezzlement activities did not have a material impact upon our previously issued financial statements (specifically our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2010, which represents the only reporting period prior to identification of the embezzlement during which Fullscope’s operating results were included as part of Edgewater’s consolidated results). In the three- and nine-month periods ended September 30, 2010, the Company incurred approximately $99 thousand and $361 thousand in non-routine operating expenses. The Company incurred $99 thousand in accounting- and legal-related professional service expenses in the three-month period ended September 30, 2010. In the year-to-date period ended September 30, 2010, the Company has incurred approximately $116 thousand of embezzled accounts receivable balances and $245 thousand of incurred legal and accounting fees.

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

Results for the Three and Nine Months Ended September 30, 2010, Compared to Results for the Three and Nine Months Ended September 30, 2009

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Service revenue	84.5%	92.2%	78.7%	91.5%
Software revenue	5.6%	1.3%	12.1%	1.6%
Process royalties	2.1%	—	2.5%	—
Reimbursable expenses	7.8%	6.5%	6.7%	6.9%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	51.6%	56.7%	49.1%	61.0%
Software costs	4.0%	1.2%	8.6%	1.2%
Reimbursable expenses	7.8%	6.5%	6.7%	6.9%

Total cost of revenue	63.4%	64.4%	64.4%	69.1%

Gross Profit	36.6%	35.6%	35.6%	30.9%

Operating expenses:
Selling, general and administrative	35.5%	35.1%	33.9%	35.0%
Depreciation and amortization	4.7%	5.9%	4.6%	5.4%

Total operating expenses	40.2%	41.0%	38.5%	40.4%

Operating loss	(3.6)%	(5.4)%	(2.9)%	(9.5)%
Interest (expense) income, net	0.0%	(0.1)%	—	0.3%
Other income, net	0.4%	—	—	—

Loss before income taxes	(3.2)%	(5.5)%	(2.9)%	(9.2)%
Income tax provision (benefit)	102.9%	(3.4)%	33.1%	(4.1)%

Net loss	(106.1)%	(2.1)%	(36.0)%	(5.1)%

Revenue. Total revenue increased by $9.6 million, or 81.6%, to $21.4 million for the three-month period ended September 30, 2010, compared to total revenue of $11.8 million in the three-month period ended September 30, 2009. Similarly, total revenue increased by $26.3 million, or 68.0%, to $65.0 million for the nine-month period ended September 30, 2010, compared to total revenue of $38.7 million in the nine-month period ended September 30, 2009. With respect to the comparative increases in year-over-year total revenue, service revenue increased by $7.2 million, or 66.6%, and $15.7 million, or 44.4%, in the three- and nine-month periods ended September 30, 2010. Software revenue represented $1.0 million and $7.3 million of the overall year-over-year increase in total revenue in the three- and nine-month periods ended September 30, 2010, respectively.

The primary driver of the current quarter and year-to-date increases in comparative service revenue is the result of the additive effects of the December 31, 2009 acquisition of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”) and the May 17, 2010 acquisition of Meridian Consulting International (“Meridian”) (the “Meridian Acquisition”), which are collectively referred to elsewhere herein as “The Acquired Companies.” Service revenues attributable to The Acquired Companies were not recorded during the three-and nine-month periods ended September 30, 2009, due to the timing of the respective acquisition. Additionally, service revenue generated by our Core Service Offerings has been favorably impacted by the current year improvement in bid and proposal activity and the intended cross selling synergies resulting from the combination of our technology and management service offerings with Fullscope’s ERP-related service offerings, which was the primary driver of the 20.7% year-over-year revenue increase in our organic core service offerings (the “Core Service Offerings”).

During the first nine months of 2010, we have observed a resumption of focused capital spending. We have seen a noticeable increase in bid and proposal activity, which has translated into new customer engagements driving our comparative increase in year-over-year Core Service Offerings. On a quarterly sequential basis, service revenue in the third quarter of 2010 increased by $688 thousand, or 4.0%, as compared to the second quarter of 2010. The sequential increase in service revenue is related to our successful cross selling opportunities integrating our Core Service Offerings with Fullscope’s Service Offerings and an anticipated service revenue lift in our EPM-related service offerings. Current quarter service revenue excludes approximately $220 thousand of service revenue generated during the quarter, but deferred as a result of the Company’s revenue recognition policies.

On a year-to-date basis, the year-over-year increase in service revenue is primarily driven by the incremental service revenue generated by The Acquired Companies and, to a lesser extent, a 1.8% increase in service revenue attributable to our Core Service Offerings.

Utilization, which is the rate at which we are able to generate revenue from our consultants, improved to 75.0% during the third quarter of 2010 compared to 65.1% during the third quarter of 2009. On a year-to-date basis, utilization for the first nine months of 2010 improved to 75.3% compared to utilization of 65.1% during the first nine months of 2009. We typically target utilization in a range from 78%-82%. This objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The improvement in our current quarter and year-to-date utilization rates are the cumulative effects of the Fullscope Acquisition and the current and sequential quarterly growth in our Core Service Offerings service revenue.

Annualized service revenue per billable consultant, as adjusted for utilization, was $324 thousand during the quarterly period ended September 30, 2010, compared to service revenue per billable consultant of $352 thousand during the comparative 2009 quarterly period. The current quarter change in this operating metric is primarily attributable to the current year increase in contractor headcount. The majority of our contractors are not utilized on full-time basis, which serves to decrease our annualized revenue per billable consultant operating metric in the current quarter.

Software revenue, on an annual basis, has traditionally represented less than 5% of our total revenue. During the three- and nine-month periods ended September 30, 2010, software revenue totaled $1.2 million, or 5.6% of total revenue, and $7.9 million, or 12.1% of total revenue, respectively. During the three- and nine-month periods ended September 30, 2009, software revenue totaled $154 thousand, or 1.3% of total revenue, and $617 thousand, or 1.6% of total revenue, respectively.

Current quarter and 2010 year-to-date software revenue does not include $659 thousand of software revenue sold during the quarter in accordance with the Company’s revenue recognition policies, which were specifically associated with the deemed delivery of the software to the customer.

The year-over-year increase in software revenue during the 2010 quarterly and year-to-date periods is primarily driven by the Fullscope Acquisition. We anticipate that software revenue will continue to represent in excess of 5% of annual revenues in future years.

Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third party off-the-shelf software. On a sequential quarterly basis, reported software revenue decreased by $2.6 million, or 68.5%, as compared to the second quarter of 2010. Fullscope has historically reported a higher amount of software revenue during the quarterly period ended June 30, as compared to other fiscal quarterly periods. Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Fullscope’s software revenue, which will represent the majority of our anticipated software revenue in 2010, has historically been sold at a higher margin than our EPM-related software. Additionally, because software revenue has become a larger percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon periodic gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $891 thousand, to $1.7 million for the three-month period ended September 30, 2010, as compared to $771 thousand in the comparative 2009 quarterly period. Similarly, reimbursed expense revenue increased approximately $1.7 million, to $4.3 million for the nine-month period ended September 30, 2010, as compared to $2.7 million in the comparative 2009 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The total number of customers the Company served during the nine-month period ended September 30, 2010 totaled 340, as compared to 229 customers during the nine-month period ended September 30, 2009. This year-over-year change is in large part the cumulative effect of the customers added in connection with the Fullscope Acquisition combined with the traction we are seeing in our Core Service Offerings. During the first nine months of 2010, we engaged on new projects with a total of 72 new customers, compared to 52 new customer engagements during the first nine months of 2009. The year-over-year increase in new customer engagements is reflective of increased proposal activity as discussed above.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $6.0 million, or 78.7%, to $13.6 million for the three-month period ended September 30, 2010 compared to $7.6 million in the comparative 2009 quarterly period. Similarly, cost of revenue increased by $15.2 million, or 56.8%, to $41.9 million during the year-to-date period ended September 30, 2010 compared to $26.7 million in the comparative 2009 year-to-date period.

The comparative 2010 periodic year-over-year increase in reported cost of revenue, on an absolute dollar basis, is directly attributable to the overall increase in billable consultant headcount. During 2010, we have increased our billable consultant headcount in connection with the Fullscope Acquisition, the Meridian Acquisition and an increase in billable consultants (including contractors) necessary to support current year growth in Fullscope’s Service Offerings.

We continue to leverage the use of contractors to support our Fullscope service delivery needs. During the third quarter, we have proactively focused upon reducing the number of contractors utilized by the Company as a means to improve gross margin, without simultaneously sacrificing service revenue growth. Contractor expense totaled $1.2 million and $168 thousand during the three-month periods ended September 30, 2010 and 2009, respectively. Similarly, contractor expense totaled $3.7 million and $890 thousand during the nine-month periods ended September 30, 2010 and 2009, respectively. On a sequential basis, we reduced contractor expense in the third quarter of 2010 by $287 thousand, as compared to the second quarter of 2010. We anticipate that we will be able to continue to lessen our reliance upon contractors and accordingly reduce contractor expense in future quarters.

The Company maintained 294 billable consultants as of the quarter ended September 30, 2010 compared to 185 billable consultants at the end of the comparative prior year quarter. The Fullscope Acquisition increased our billable consultant headcount by 62 billable resources, while the acquisition of Meridian added an additional 6 billable resources. Excluding the increase in headcount directly associated with the acquisitions, additional headcount increases were primarily associated with our consultant needs necessary to support the growth in the Fullscope Service Offerings and in connection with realized and anticipated growth in our Core Service Offerings.

Project and personnel costs represented 51.6% and 49.1% of total revenue during the three- and nine-month periods ended September 30, 2010, respectively, as compared to 56.7% and 61.0% of total revenue during the three- and nine-month periods ended September 30, 2009, respectively. The periodic changes, as a percentage of total revenue, are primarily related to the comparative revenue growth and the associated improvement in billable consultant utilization. Improvement in the comparative nine-month period of 2010, as compared to 2009, is also reflective of a reduction in salary and wages in the Company’s Core Service Offerings as a result of the headcount reductions enacted by the Company in 2009.

Software costs amounted to $855 thousand and $5.6 million during the three- and nine-month periods ended September 30, 2010, respectively. The increase in the comparative 2010 current quarter and year-to-date software costs, as described under “—Revenue” above, is a direct result of the Fullscope Acquisition. Software costs are expected to fluctuate between quarters depending on our customer’s demand for software. Reimbursable expenses increased to $1.7 million and $4.3 million for the three- and nine-month periods ended September 30, 2010, respectively, as compared to $771 thousand and $2.7 million in the comparative quarterly and year-to-date periods of 2009, respectively. The year-over-year quarterly and year-to-date increases are similarly a result of the incremental impacts of the Fullscope Acquisition.

Gross Profit. During the three-month period ended September 30, 2010, total gross profit increased by $3.6 million, or 86.8%, to $7.8 million compared to total gross profit of $4.2 million in the three-month period ended September 30, 2009. During the nine-month period ended September 30, 2010, total gross profit increased by $11.1 million, or 93.1%, to $23.1 million compared to total gross profit of $12.0 million in the nine-month period ended September 30, 2009. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Gross margin, as a percentage of total revenue, improved to 36.6% in the third quarter of 2010 compared to 35.6% in the comparative 2009 quarterly period. Similarly, gross margin improved to 35.6% in the nine-month period ended September 30, 2010 compared to 30.9% in the comparative 2009 year-to-date period. The periodic year-over-year improvement in gross margin is directly related to the comparative improvement in our billable consultant utilization rate, offset by an increase in contractor salaries (necessary to support the growth in Fullscope’s ERP-related service offerings) and fringe benefit-related expenses. Additionally, gross margins for the nine-month period ended September 30, 2009 were unfavorably impacted as a result of a decrease in billable consultant utilization rates and severance costs associated with the Company’s proactive reduction of billable headcount due to the loss of service revenue associated with our larger, legacy accounts.

On a sequential basis, gross margin, on both an absolute dollar basis and as a percentage of total revenue, was impacted by a decrease of $2.0 million in software revenue related to the timing of third party software renewals and, to a lesser extent, current quarter deferrals of approximately $220 thousand of service revenue delivered and approximately $659 thousand of software sold during the quarter. Additionally, we experienced a decrease of $327 thousand in royalty revenue. Reported royalty revenue is directly associated with Fullscope’s Business Process Unit, which is the operating group subject to the earnout agreement entered into in connection with the Fullscope Acquisition. The earnout period, and the related royalty revenue, concludes on June 30, 2011. Each of these items served to offset the favorable gross margin impact generated by a $688 thousand sequential increase in current quarter service revenue.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of revenue, SG&A expenses were 35.5% and 33.9% during the three- and nine-month periods ended September 30, 2010, respectively, compared to 35.1% and 35.0% in the comparative 2009 quarterly and year-to-date periods, respectively. The current quarter and year-to-date metric improvement is primarily a direct result of the comparative increases in total revenue, as described above.

On an absolute dollar-basis, SG&A expenses increased by $3.4 million, or 83.1%, to $7.6 million in the three-month period ended September 30, 2010 compared to SG&A expenses of $4.1 million in the three-month period ended September 30, 2009. Similarly, on a year-to-date basis, SG&A expenses increased by $8.5 million, or 62.6%, to $22.0 million in the nine-month period ended September 30, 2010 compared to SG&A expenses of $13.5 million in the nine-month period ended September 30, 2009. The comparative periodic increases in SG&A expenses during the current 2010 quarterly and year-to-date periods is reflective of the incremental impact upon SG&A expenses associated with the Fullscope Acquisition, the Meridian Acquisition and an increase in core SG&A expenses as a result of the current year growth in our organic Core Service Offerings.

The net year-over-year increase in core SG&A expenses was driven by comparative increases in sales-related salaries and wages (including commission expense), bonus expense recorded in connection with the Company’s 2010 performance-based bonus programs, professional services expenses related to acquisition costs and legal and forensic accounting expenses resulting from the Fullscope Embezzlement Issue and recruiting expenses incurred in connection with the increase in our billable consultant headcount. The Company did not incur a significant amount of bonus expense in the comparative three- and nine-month periods of 2009 due to the Company’s overall financial performance. During the three-month period ended September 30, 2010, the Company recognized $40 thousand in acquisition-related expenses and $99 thousand in expense related to the Fullscope Embezzlement Issue. On a year-to-date basis, the Company has recognized $449 thousand in acquisition-related expenses and $361 thousand in expense related to the Fullscope Embezzlement Issue.

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased $317 thousand, or 45.9%, to $1.0 million in the quarter ended September 30, 2010 compared to $690 thousand in the quarter ended September 30, 2009. Similarly, depreciation and amortization increased $918 thousand, or 43.9%, to $3.0 million in the nine-month period ended September 30, 2010 compared to $2.1 million in the comparative 2009 year-to-date period.

Amortization expense was $787 thousand and $2.3 million during the three- and nine-month periods ended September 30, 2010, respectively, compared to amortization expense of $466 thousand and $1.4 million in the three- and nine-month periods ended September 30, 2009, respectively. The current quarter and year-to-date increase in amortization expense is primarily a result of the recognition of amortization expense associated with the intangible assets included in the Fullscope Acquisition and the Meridian Acquisition. Depreciation expense of $220 thousand and $661 thousand recorded in the 2010 current quarterly and year-to-date periods, respectively, was consistent with depreciation expense recognized during the comparative three- and nine-month periods of 2009.

Operating Loss. Operating loss for the third quarter of 2010 was $(757) thousand compared to an operating loss of $(637) thousand in the comparative 2009 quarterly period. Similarly, operating loss for the nine-month period ended September 30, 2010 was $(1.9) million compared to an operating loss of $(3.7) million in the comparative 2009 year-to-date period. The comparative improvement in our operating performance during the third quarter of 2010 is primarily attributable to the overall increase in comparative service revenue and software revenue and associated gross margins. The increase in gross margin in the comparative current quarterly and year-to-date periods was offset by the incremental increase in SG&A expenses such as sales-related salaries and wages (including commissions), bonus expense, professional services expenses, recruiting costs and amortization expense associated with the identified Fullscope and Meridian intangible assets. Each of these expense items is explained in further detail above.

Interest (Expense) Income, Net. We recognized $(4) thousand of net interest expense and $15 thousand of net interest income during the three and nine months ended September 30, 2010, respectively, compared to $(8) thousand of net interest expense and $105 thousand of net interest income during the comparative 2009 quarterly and year-to-date periods, respectively. Interest income decreased in all reported periods as a result of the overall decrease in the Company’s investment portfolio, while the interest expense is related to our capital lease obligations.

Other (Expense) Income. Other income totaled $75 thousand and $7 thousand during the three- and nine-month periods ended September 30, 2010, respectively. This amount primarily represents the Company’s foreign currency exchange gain recorded during the current quarterly and year-to-date periods.

Income Tax Provision (Benefit). We recorded a provision for income taxes of $22.0 million and $21.5 million for the three and nine months ended September 30, 2010, respectively. We recorded an income tax benefit of $(396) thousand and $(1.6) million in the three and nine months ended September 30, 2009. Our 2010 and 2009 periodic income tax provision (benefit) amounts were derived based upon an effective income tax rate, inclusive of both federal and state income taxes, of 42.1% in the respective 2010 reporting periods and 40.2% in the respective 2009 reporting periods. Additionally, our reported periodic income tax provision (benefit) includes expense (benefit) amounts attributable to foreign income taxes, changes in deferred tax assets and liabilities and their related valuation allowance and interest and penalties.

We have net deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. As is our practice, we assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our net deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (recent and historical financial performance for example) as it relates to evaluating the future recoverability of our deferred tax assets.

During the three-month period ended September 30, 2010, in connection with such a review, we recorded a non-cash charge of $21.9 million in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance represents a full valuation reserve against the total gross carrying value of our net deferred tax assets.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company’s historical financial performance, forecasts and projections were key measurements utilized in our review. As of December 31, 2009 and through the period ended June 30, 2010 the Company recorded an income tax benefit. At those times management determined that the recovery of the deferred tax assets were considered more likely than not, primarily due to positive evidence in the form of historical earnings adjusted for items of a non-recurring nature that would not be indicative of our future operations and projected taxable income. However, as a result of operating loss in the current quarter ended September 30, 2010, our assessment of our adjusted and cumulative loss positions, and uncertainty as to the timing of profitability in future periods, we recorded a full valuation allowance against our deferred tax assets during the quarter ended September 30, 2010 as we determined that it was not more than likely that the Company would be able to fully realize future economic benefit from its net deferred tax assets.

The establishment of a full valuation allowance against the gross carrying value of our net deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be fully available to reduce certain future federal and state income tax obligations.

The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

Net Loss. We reported net loss of $(22.7) million and $(23.4) million during the three- and nine-month periods ended September 30, 2010, respectively, compared to a reported net loss of $(249) thousand and $(2.0) million during the three- and nine-month periods ended September 30, 2009, respectively. The current quarter and year-to-date periodic increases in net loss are primarily attributable to the non-cash charge taken in connection with the establishment of a full valuation allowance against the gross carrying value of our net deferred tax assets and to a significantly lesser extent by the periodic increases in revenue, gross margin and operating expenses, each of which is described in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$1,339	$735	$(858)	$(300)
Investing activities	(182)	423	4,239	(1,637)
Financing activities	42	(233)	136	(413)
Effects of exchange rates on cash	30	—	6	—

Total provided (used) during the period	$1,229	$925	$3,523	$(2,350)

As of September 30, 2010 and December 31, 2009, we had cash, cash equivalents, and marketable securities of $9.4 million and $12.7 million, respectively. Working capital, which is defined as current assets less current liabilities totaled $13.1 million and $15.0 million as of September 30, 2010 and December 31, 2009, respectively. The comparative decrease in our cash, cash equivalents and marketable securities balance has been materially impacted by first quarter cash outflows related to the liabilities assumed in connection with the Fullscope Acquisition, which included $1.8 million in federal and state income taxes, $1.3 million in accrued wages, bonuses and commissions and $3.0 million in accounts payable specifically related to Fullscope’s fourth quarter re-sales of Dynamics AX-related software (the “Fullscope Payments”). Additionally, during the first nine-months of 2010, the Company had cash outflows associated with the Meridian Acquisition, broad-based payments made under Edgewater’s 2009 performance-based bonus plan, annual renewals of insurance premiums and capital lease obligations. These cash outlays have been offset by proceeds from the collection of outstanding accounts receivable balances, refunds of foreign income taxes and issuances under the Company’s employee stock purchase plan.

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

Net cash provided by operating activities was $1.3 million and $735 thousand for the three months ended September 30, 2010 and 2009, respectively. Net cash provided during the three months ended September 30, 2010 was largely attributable to inflows related to collection of accounts receivable of $1.4 million, an increase of $244 thousand in prepaid and other assets and an increase in accrued payroll and related liabilities of $512 thousand, which was primarily a result of current year accruals related to the Company’s 2010 performance-based bonus plans and commission plans. Additionally, the Company reported non-cash charges of $21.9 million in connection with an increase in its deferred tax valuation allowance, $1.0 million in depreciation and amortization expense and $239 thousand in stock-based compensation expense. The inflows were partially offset by outflows of cash associated with the decrease of accounts payable and accrued liabilities of $1.7 million and $22.7 million in connection with the reported year-to-date net loss.

Net cash provided during the three months ended September 30, 2009 was largely attributable to the positive cash flow generated from the $1.1 million current quarter collection of accounts receivable. Additionally, the Company reported non-cash charges of $690 thousand in depreciation and amortization expense and $223 thousand in stock-based compensation expense. These cash inflows were offset by cash outflows related to the $249 thousand current quarter operating loss, $560 thousand in net payments of salaries and wage-related expenses including the 2008 performance-based bonus and commission payments and a $324 thousand decrease in accounts payable and accrued expenses.

During the nine months ended September 30, 2010 and 2009, cash used in operating activities was $858 thousand and $300 thousand, respectively. Net cash used in operating activities during the nine months ended September 30, 2010 was the result of outflows attributable to the reported year-to-date loss of $23.4 million and $4.1 million in accrued expenses, which were primarily associated with the Fullscope Payments. These outflows were partially offset by an $1.4 million increase in accrued payroll and related liabilities, which was primarily a result of current year accruals related to the Company’s 2010 performance-based bonus plans and commission plans, plus non-cash charges such as $21.9 million in connection with an increase in its deferred tax valuation allowance, $3.0 million in depreciation and amortization expense and $740 thousand in stock-based compensation.

During the nine-months ended September 30, 2009, net cash used in operating activities was the result of outflows attributable to the reported year-to-date operating loss of $2.0 million, an increase in the Company’s deferred tax assets of $1.4 million in connection with the reported year-to-date net loss, a $926 thousand increase in prepaid expenses in connection with the annual renewal of the Company’s current year insurance premiums and the pre-payment of 2009 estimated income taxes, $1.3 million in net payments of salaries and wage-related expenses including bonus payments under the Company’s 2008 performance-based bonus and commission plans and a $867 thousand decrease in accounts payable and accrued expenses. These outflows were largely offset by positive inflows of cash related to a $2.9 million decrease in accounts receivable and non-cash charges such as $2.1 million in depreciation and amortization expense and $907 thousand in stock-based compensation.

Net cash (used in) provided by investing activities was $(182) thousand and $423 thousand for the three months ended September 30, 2010 and 2009, respectively. Cash used in investing activities during the three months ended September 30, 2010 was attributable to capital expenditures of $182 thousand. Cash provided by investing activities for the three months ended September 30, 2009 was the direct result of $434 thousand in net redemptions of marketable securities during the period.

During the nine months ended September 30, 2010 and 2009, net cash provided by (used in) investing activities was $4.2 million and $(1.6) million, respectively. Cash provided by investing activities for the nine months ended September 30, 2010 was attributable to $6.9 million in redemptions of marketable securities, which were offset by $2.3 million of cash outlays related to payments associated with the Fullscope Acquisition and Meridian Acquisition and capital expenditures of $337 thousand. Cash used in investing activities for the nine months ended September 30, 2009 was primarily the result of $1.6 million in net purchases of marketable securities.

Net cash provided by (used in) financing activities was $42 thousand and $(233) thousand for the three months ended September 30, 2010 and 2009, respectively. Additionally, net cash provided by (used in) financing activities was $136 thousand and $(413) thousand during the nine months ended September 30, 2010 and 2009, respectively. The net cash provided by financing activities during each of the three- and nine-month periods is primarily the result of inflows of cash received in connection with stock option exercises and proceeds from the Company’s employee stock purchase program. These inflows were offset by principal payments on capital lease obligations in each of the respective three- and nine-month periods ended September 30, 2010 and 2009. Additionally in the three- and nine month periods of 2009, the Company repurchased 89,916 and 204,316 shares of its common stock at an aggregate value of $268 thousand and $579 thousand, respectively.

Our combined cash and cash equivalents increased by $1.2 million and $925 thousand during the three-month periods ended September 30, 2010 and 2009, respectively. During the nine-month periods ended September 30, 2010 our combined cash and cash equivalents increased by $3.5 million compared to a decrease of $2.4 million in the nine-month period ended September 30, 2009. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash, cash equivalents and marketable securities was $9.4 million and $23.6 million as of September 30, 2010 and 2009, respectively.

As of September 30, 2010, our primary material future liquidity requirements consist of earnout payments described under “Acquisitions, Earnout Payments and Commitments” and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

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

Acquisitions, Earnout Payments and Commitments

Acquisition of Fullscope, Inc.: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 6,” included elsewhere herein, contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income by the Fullscope business process unit, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company’s balance sheet as of September 30, 2010 includes an accrual of $1.4 million representing our current fair value estimate of the contingent earnout consideration to be earned by the former stockholders of Fullscope. During the three- and nine-month periods ended September 30, 2010, the Company recognized $50 thousand and $150 thousand of expense, respectively, which was recorded as selling, general and administrative expense, related to an adjustment of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders. There is no limit with respect to the amounts that can be earned by the former Fullscope stockholders under the terms of the earnout agreement.

Acquisition of Meridian Consulting International: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 6,” included elsewhere herein, an earnout agreement was entered into in connection with the Meridian Acquisition under which the former Meridian stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Meridian stockholders will be based upon the achievement of certain performance measures over three consecutive twelve-month earnout periods, concluding on May 17, 2013. Based upon adjusted fair value estimates, the Company has increased the total purchase price consideration described above by $1.2 million. The Company’s balance sheet as of September 30, 2010 includes an accrual of $1.3 million representing our current fair value estimate of the contingent earnout consideration to be earned by the former stockholders of Meridian. During the three- and nine-month periods ended September 30, 2010, the Company recognized $76 thousand of expense, which was recorded as selling, general and administrative expense, related to an adjustment of the estimated fair value of the contingent consideration payable to Meridian’s former stockholders. The maximum amount of contingent earnout consideration that can be earned by the former stockholders of Meridian is capped at $2.7 million.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 24 to 60 months and have interest rates that range between 6.0% and 17.0% per annum on the outstanding principle balances. As of September 30, 2010, our outstanding obligations under our Capital Lease Arrangements totaled $250 thousand. Of this amount, $160 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During each of the comparative three- and nine-month periods ended September 30, 2010 and 2009, the Company made payments of principal and interest totaling $63 thousand and $188 thousand, respectively, under the Capital Lease Arrangements.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” amends ASC Subtopic 650-25, “Revenue Recognition—Multiple-Element Arrangements” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010 and early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

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

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We undertake no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and nine-month periods ended September 30, 2010 and 2009. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or loss from continuing operations during the three- and nine-month periods ended September 30, 2010 and 2009.

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

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board authorized both an increase to and an extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million and extended the period during which purchases could be made from December 31, 2008 to September 24, 2009 (the “Repurchase Period”). On September 23, 2009 and September 24, 2010, the Board authorized extensions of the Repurchase Period to September 23, 2010 and September 23, 2011, respectively, while maintaining the Stock Repurchase Program’s cumulative maximum dollar repurchase limitation.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company did not make any repurchases of its common stock under the Stock Repurchase Program during the quarter ended September 30, 2010.

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

EDGEWATER TECHNOLOGY, INC.

Date: November 12, 2010	/S/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	/S/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)