Form 10-K
period 2010-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2011-03-31
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE	ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES	EXCHANGE ACT OF 1934

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Harvard Mill Square Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [    ]    No  [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [    ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]  No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [    ]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  [X]  No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [    ]    Accelerated filer [    ]    Non-accelerated filer [X]    Smaller reporting company [    ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [    ]  No  [X]

As of June 30, 2010, there were 12,242,990 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2010 was approximately $34.1 million, computed based upon the closing price of $2.90 per share on June 30, 2010.

As of March 21, 2011, there were 12,406,951 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement for the Registrant’s 2011 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning (“ERP”) and Enterprise Performance Management (“EPM”) solutions, custom development and system integration services and/or declines in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to successfully integrate Fullscope, Inc. operations and realize the anticipated incremental revenues, synergies and other benefits from the Fullscope acquisition; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies;” (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (11) the failure of the marketplace to embrace specialty consulting services; and/or (12) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item IA Risk Factors.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Except as required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

EDGEWATER TECHNOLOGY, INC.

Form 10-K

Annual Report

For the Year Ended December 31, 2010

PART I

AVAILABLE INFORMATION; BACKGROUND

Edgewater Technology, Inc. maintains executive offices located at 20 Harvard Mill Square, Wakefield, MA 01880-3209. Our telephone number is (781) 246-3343. Our stock is traded on the NASDAQ Global Market under the symbol “EDGW.” Our Internet address is www.edgewater.com. We make available, free of charge, on the Investor Relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Edgewater Technology, Inc. Attn: Investor Relations, 20 Harvard Mill Square, Wakefield, MA 01880-3209 or by emailing ir@edgewater.com. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we use the terms “Edgewater Technology,” “Edgewater,” “our Company,” “the Company,” “we,” “our,” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. A listing of our wholly-owned subsidiaries is included as Exhibit 21.1 to this Annual Report on Form 10-K (“Form 10-K”).

ITEM 1.	BUSINESS

Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. We work onsite with our clients, providing services in the following primary areas:

¡	Business advisory services:
¡	focus on facets within mergers & acquisitions for private equity, venture and office of the Chief Financial Officer (“CFO”):
¡	process, operational, and technical due diligence
¡	management and implementation of programs to drive financial and operational efficiencies
¡	drive strategic planning, organizational integration and change, and special projects aligned with an organization’s strategic goals and industry best practice
¡	provide industry driven management consulting services centered around transformational change

¡	Analytics services:
¡	drive the implementation of best practices through key performance metrics and benchmarks
¡	provide analytics driven dashboard visualization of financial and operational data
¡	set foundation for predictive analytics

¡	Enterprise information management services:
¡	provide industry driven master data management and data governance best practices services
¡	construct enterprise data architectures and roadmaps
¡	provide for all forms of data conversion, transformation and quality strategies
¡	provide for comprehensive data platforms for all analytics, business intelligence and enterprise application efforts

¡	Enterprise application services:
¡	facilitate business transformation with enterprise application platforms

¡	design and implement enterprise performance management (“EPM”) solutions for the office of the CFO
¡	design and implement advanced Customer Relationship Management (“CRM”) solutions
¡	design and implement Enterprise Resource Planning (“ERP”) solutions and services
¡	design and implement custom solutions

¡	Technology services:
¡	provide technology management services from application management through infrastructure services
¡	provide technology architectures and roadmaps
¡	provide specialized technical strategies and solutions
¡	provide custom disaster recovery and business continuity design and implementation services

Our primary target is the client who wants experienced, highly-trained talent onsite for strategic, transformational projects providing a high rate of return. Edgewater typically goes to market both vertically by industry and horizontally by product and technology specialty. We provide horizontal services and capabilities packaged with vertical expertise to clients in industries including, but not limited to: Consumer Packaged Goods (“CPG”)/Manufacturing; Discrete and Process Manufacturing; Energy/Utilities; Healthcare; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets. Our EPM and Enterprise Information Management (“EIM”) offerings go to market horizontally and provide highly experienced teams of product specialists who span all industries.

Industry Dynamics and Opportunity

Industry Dynamics. In today’s complex business environment, organizations are seeking specialized advisory services to set financial and operational strategies. Many of the classic providers, such as the large management consulting firms, large accounting firms, and multinational integrators, only provide these specialized services as part of a larger package of services. Edgewater’s advisory services are quickly deployable and focused especially in the middle market and by specialized service customers such as private equity and venture capital.

Strategic, financial or operational analysis helps to optimize business processes and improve the delivery of information to customers, suppliers, employees, stockholders, partners and other constituents through the use of advanced information technology (“IT”) systems and software products. While some organizations support their IT needs and initiatives internally, many lack the resources or expertise to clearly identify opportunities for improvements and then implement them. Businesses are looking to build, integrate and implement change across their enterprise, and finding the right industry, software product and technical expertise to assist in this process is a critical decision.

Companies typically turn to consulting firms, like Edgewater, to fill these internal project gaps for a number of different reasons:

¡	For deep industry, product, data and technical expertise;
¡	To provide strategic consulting services in an accelerated timeframe;
¡	To mitigate their business risk with focused onsite project teams;
¡	To receive an outside objective perspective;
¡	To provide EPM- and EIM-related services;
¡	To provide product and services related to ERP and CRM; and/or
¡	To serve as an agent to plan, manage and implement change.

Industry Opportunity. Focused advisory services, provided independent of large customary providers and larger classic business consulting engagements, are exactly what many customers are looking for in times of rapid change and uncertainty. Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Strategic consulting firms deliver innovative strategic thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of appropriate technologies. We have steadily enhanced our offerings to address the evolving need for strategic advisory and IT services and plan to continue to grow our competencies in these areas. Our goal is to provide a complete continuum of focused business services, encompassing all facets of business, through the enablement of technology.

Competitive Strengths

Edgewater offers strategic consulting services designed to assist our clients in improving financial and operational performance across their enterprise. We develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. We feel that five core values differentiate us from our competition.

These values include the following:

(1)	Delivery Excellence — Our history is built upon more than eighteen years of proven methodology and well-defined process, in addition to continually delivering business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)	Vertical Expertise — We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. We have developed core competencies in primary vertical markets such as: CPG/Manufacturing; Discrete and Process Manufacturing; Energy/Utilities; Healthcare; Higher Education; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets.

(3)	Technology Excellence — We deliver our services by blending proven strategic technologies and business practices to build scalable solutions providing a solid return on the investment. Our team of professionals has the business and technology expertise to offer comprehensive strategies and solutions. Our areas of expertise include: business advisory services, EPM solutions in planning, budgeting and consolidation, Microsoft Dynamics solutions in the area of CRM and ERP, data analytics, Web analytics, advanced data and infrastructure services, and specialized custom IT services.

(4)	Client Focus — Edgewater is positioned to provide our customers with onsite services across North America. Edgewater’s client-centric model is well positioned to serve the needs of the Global 2000 for tight, highly-trained product specialist project teams, as well as the upper middle market whose needs tend to span the full spectrum of our business/IT service offerings.

(5)	Adherence to Operational Metrics — Since our inception in 1992, Edgewater’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as the leading provider of business and technology transformational services. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of industry specific business consulting, advanced product–based software consulting, as well as custom IT services. Clients desire the personal attention provided by onsite industry, financial and strategic expertise buttressed with the ability to speed idea implementation with cost-effective advanced software package solutions. Our ability to begin our services dialogue at the strategy level in business vernacular all the way through specific software product request for proposal (“RFP”) response provides a spectrum of sales opportunities with varying degrees of channel control and cost. This spectrum of engagement entry opportunities provides, on balance, the highest probability of serving the upper middle market through the Global 2000 with an appropriate set of services.

Our services are loosely categorized into five distinct groups: business advisory, analytics, enterprise information management, enterprise application and technology services. The spectrum begins with pure consulting and ends with pure information technology. Smaller organizations such as middle market companies, subsidiaries of Global 2000, private equity firms and venture capital firms will tend to start at the advisory and consulting level, while the Global 2000 tend to initially engage with enterprise application services. Below are Edgewater’s service categories with sample services:

¡	Business advisory services

¡	Monetize knowledge, new revenue streams from corporate data
¡	Customer transformation, moving from business-to-business to business-to-customer or the reverse for new revenue opportunities
¡	Business process rejuvenation with industry best practice and cross pollination
¡	Specialized operational, due diligence and technology management expertise to M&A, private equity and venture capital
¡	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives
¡	Independent package selection and Request for Information or Proposal process design and implementation

¡	Analytics services

¡	Lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization
¡	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting
¡	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations
¡	Advise, design, architecture and roadmap analytics-based near real-time to real-time alerting strategies and implementations

¡	Enterprise information management services

¡	Provide for all things data related: master data management, data governance, logical and physical data base design, data warehouse strategies and design
¡	Provide practical data architectures and roadmaps to support transactional systems, enterprise performance management, through advanced analytics
¡	Provide all forms of data manipulation, transformation and quality services

¡	Enterprise application services

¡	Effect business transformation through the use of packaged software solutions
¡	Enterprise performance management with Oracle and SAP budgeting, planning and consolidation
¡	Enterprise resource planning with Microsoft Dynamics AX, discrete manufacturing and a specialty of process-based manufacturing
¡	Customer relationship management with Microsoft CRM
¡	Industry specific platform and best practice solutions
¡	Blended solutions; Microsoft CRM/XRM and custom

¡	Technology services

¡	Technical architecture and roadmaps
¡	Technical evaluations and design
¡	Custom component design and implementation
¡	Web-centric solutions: internal, external and/or collaborative
¡	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

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

Our Services

Edgewater offers a full spectrum of services and expertise to ensure the success of our engagement. Our consulting services are consolidated into three major synergistic offerings: (1) Advisory Services, (2) Vertical Services and (3) Enterprise Applications, which are all based upon a foundation of Strategic Technical & Data Services. The diagram that follows illustrates these offerings:

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

Customers; Significant Customers

Our recent strategic acquisitions have helped enhance our service and product offerings, increase our customer base and reduce our reliance on individually significant customers. Historically, we have derived a significant portion of our consulting services based-revenues (and overall revenues) from large technical consulting projects involving a limited number of customers. When we complete large technical consulting projects, we redeploy consulting professionals to new projects, even though these new projects, either individually or in the aggregate, may not be as large as the prior completed project.

Service revenue from our five largest customers, as a percentage of total service revenue, was 15.3%, 20.4% and 26.2% for the years ended December 31, 2010, 2009 and 2008, respectively. This improvement in customer concentration has occurred in connection with growth in our EPM-related service business, the addition in 2010 of our ERP-related service offerings and our efforts to expand and diversify our client base. Over the last three fiscal years our reliance on (and the risks associated with) a limited number of significant customers has diminished. See “Item 1A Risk Factors – Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” During 2010, we recorded service revenue from 391 customers, of which 103 were new customers, as compared to recording service revenue from 249 customers in 2009, of which 63 were new customers. Additionally, we recorded service revenue from 308 customers in 2008, of which 81 were new customers.

Marketing, Sales and Strategic Alliances

Marketing.    The primary goal of our marketing efforts is to generate sales opportunities by increasing Edgewater’s brand awareness, value proposition and overall domain expertise. Our marketing efforts continue to be closely aligned with the Company’s go-to-market strategy, while introducing specific offerings that address business and IT problems faced by our clients. We leverage the core competencies we have developed in delivering our services in key industries and horizontal offerings to increase the efficiency of our marketing efforts. Our marketing function utilizes comprehensive Internet marketing strategies that involve integrated activities including, but not limited to: webinars, highly-targeted email campaigns distributed to prospect and client lists developed with specific demographics and attributes and social media outlets to promote our Company’s capabilities and services (e.g., both company-driven and domain-specific blogs, social networking and video sharing websites). By leveraging closely coupled Internet marketing strategies to promote our services, we are able to reach a wider audience and communicate in a medium that has become more widely accepted and brings in quicker results from both a sales and marketing perspective. We also gather key statistics from our websites, blogs, email campaigns and other social media outlets to test, measure and trace our marketing initiatives. This enables us to ensure we are reaching the right target audience with concise and compelling offerings to promote our capabilities. We also author white papers, byline and contribute to articles in trade publications, attend events and participate in targeted industry conferences and tradeshows.

Our marketing department has embarked on an enterprise-wide initiative to bring recent acquisitions under a single master brand concept. Since some of our new offerings are not all pure technology oriented, we are in the process of establishing our master brand as Edgewater, thus dropping the word “Technology” from our corporate identity.

Sales.    Our sales approach is to combine traditional sales with our strength in industries and technology. Our traditional sales function is composed of direct sales professionals and inside sales professionals. Both work closely with our practice directors to identify potential opportunities within each account. Using a consultative selling methodology, target prospects are identified and a pursuit plan is developed for each key account. When contact with a target is established, we utilize a blended sales model to demonstrate our expertise, combining consultative selling with traditional sales methods. Once the customer has engaged Edgewater, our sales professionals maintain their relationships with the customer by working collaboratively with the consulting professionals who are assigned to the customer.

Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including: Exact Target, Informatica Corporation, ISO Insurance Technology Solutions, Google, Microsoft Corporation (“Microsoft”), Oracle America, Inc. (“Oracle”), SAP, Soft Choice,

TeaLeaf, TenDigits, UBMatrix, VMWare and Webtrends. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees.    As of December 31, 2010, Edgewater had 380 employees. Of these employees, 290 were billable consultants and 90 were management and administrative personnel, comprised of sales, marketing, human resources, finance, accounting, internal information systems and administrative support. The average tenure of our employee base is approximately 5.0 years and the average “years of experience” is approximately 20 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

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

There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. The following is a representative list of competitors in the IT and management consulting services space:

¡

Technical Consulting/Systems integrators: Accenture, EDS, eLoyalty Corporation, Tier Technologies, Ciber, Inc., IBM Global Services, Business and Decision Group, Caritor, Inc., LogicaCMG, Perficient and Sapient;

¡	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Ventyx, Satyam, Tata and Wipro;

¡	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Company;

¡	Enterprise Performance Management / Business Activity Monitoring / Business Intelligence providers: The Hackett Group, Hitachi Consulting Corporation and Hewlett-Packard; and

¡	Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle, Microsoft and SAP.

We believe that the principal criteria considered by prospective clients when selecting a consulting firm include skills and capabilities of consultants, scope of services, project methodology and approach, technical and industry expertise, reputation and quality of past work, perceived value and a commitment to delivering a solution that works as intended. Due to our ongoing dedication and attention to all of the above characteristics, we believe that we are well positioned against our competitors in our marketplace.

Intellectual Property

We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for “Edgewater,” “Edgewater Technology,” “Edgewater Strategy Services,” “Edgewater Technology-Ranzal,” “Edgewater Ranzal” and “Edgewater Fullscope,” among others. We believe we have secured all rights to trademarks and trade names related to our business.

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

We may, in the future, purchase common stock in the open market, in private transactions or otherwise, pursuant to board approved repurchase programs. See “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in this Form 10-K. Any future purchases by us will depend on many factors, including, but not limited to, the following:

¡	The market price of our common stock;
¡	Our business strategy;
¡	Our business and financial position; and
¡	General economic and market conditions.

Directors and Executive Officers of the Registrant

Name	Age	Position with the Company
Shirley Singleton	59	Chairman of the Board, President and Chief Executive Officer
David Clancey	55	Executive Vice President, Chief Strategy Officer and Chief Technology Officer
Timothy R. Oakes	43	Chief Financial Officer, Treasurer and Corporate Secretary
Robin Ranzal-Knowles	44	President Edgewater Technology-Ranzal, Inc.
Kristin Zaepfel	47	Vice President, Human Resources
Wayne Wilson	62	Independent Director
Paul Flynn	61	Independent Director
Paul Guzzi	68	Independent Director
Nancy Leaming	64	Independent Director
Michael Loeb	55	Independent Director
Daniel O’Connell	62	Independent Director

Ms. Singleton currently serves as our Chairman, a position she was elected to in July 2005. Ms. Singleton co-founded Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) in 1992 and served as President of Edgewater Delaware from 1992 until January 2002. Ms. Singleton has served as President and Chief Executive Officer of our Company (the parent company of Edgewater Delaware) from January 2002 to the present. Prior to co-founding Edgewater Delaware, Ms. Singleton held various management positions from 1982 to 1992 at Logica North America and attained the position of Vice President and General Manager of the Northeast region. Ms. Singleton serves on the Massachusetts Taxpayer Foundation, the Foundation Board of Bunker Hill

Community College, and the board of The Commonwealth Institute and serves as an Advisory Board member for The Boston Club, an organization for high-achieving senior executive and professional women. Ms. Singleton has served as a Director of our Company since June 2001.

Mr. Clancey currently serves as Executive Vice President, Chief Strategy Officer and Chief Technology Officer of our Company since June 2006. Before assuming his current title, Mr. Clancey served as our Executive Vice President—Chief Technology Officer from 2001 to 2006 and as Edgewater Delaware’s Senior Vice President—Chief Technology Officer from 1992 until 2001. Mr. Clancey co-founded Edgewater Delaware in 1992 with Ms. Singleton. Prior to co-founding Edgewater Delaware, Mr. Clancey was a Systems Architect and Chief Technology Officer at Logica North America.

Mr. Oakes has served as Chief Financial Officer, Treasurer and Corporate Secretary of our Company since September 2009 and Chief Accounting Officer of our Company since July 2008. Mr. Oakes joined our Company as a Director of Finance in August 2004. Prior to joining Edgewater, Mr. Oakes was a Senior Director of Finance at Symmetricom, Inc. from September 2001 to August 2004. Prior to Symmetricom, Mr. Oakes held various financial management and operational reporting positions with companies in the biotechnology, manufacturing and consulting services industries. Mr. Oakes is a certified public accountant.

Ms. Ranzal-Knowles has served as President of Edgewater Technology-Ranzal, Inc., a subsidiary of the Company (“Ranzal”) since October 2004. Prior to joining Edgewater, Ms. Ranzal-Knowles was the founder, owner and President of Ranzal and Associates, Inc., from March 1996 to October 2004. Ms. Ranzal-Knowles became a Named Executive Officer of the Company in June 2007.

Ms. Zaepfel has served as Vice President of Human Resources of our Company since September 2003. Prior to joining our Company, Ms. Zaepfel served as Senior Vice President of Human Resources for Xchange, Inc. from 1998 to 2003. Ms. Zaepfel has also held various Human Resources positions at such organizations as HPR, Inc., Mellon Bank Corporation and The Boston Company.

Mr. Wilson currently serves as our Lead Independent Director, a position he was elected to in September 2005. Mr. Wilson has been an independent business advisor since 2002. From 1995 to 2002, Mr. Wilson served in various roles, including President, Chief Operating Officer and Chief Financial Officer at PC Connection, Inc., a Fortune 1000 direct marketer of information technology products and services. From 1986 until 1995, he was a partner in the assurance and advisory services practice of Deloitte & Touche LLP. Mr. Wilson also serves as a director of ARIAD Pharmaceuticals, Inc., FairPoint Communications, Inc. and Hologic, Inc. He previously served as a director of Cytyc Corporation. Mr. Wilson has served as a Director of our Company since May 2003.

Mr. Flynn currently serves as Executive Vice President and Commercial Loan Officer at Danversbank, a position he has held since 2007. From 2000 to 2007, Mr. Flynn was an Executive Vice President of RBS Business Capital, a division of Citizens Financial Group. From 1986 to 2000, Mr. Flynn was an Executive Vice President for the United States Trust Company. Prior to his time at the United States Trust Company, Mr. Flynn was a Senior Vice President for Patriot Bank, N.A. from 1981 to 1986. From 1977 to 1981, Mr. Flynn was an Assistant Vice President at Chase Commercial Corporation and from 1974 to 1977 Mr. Flynn was an Audit Manager with New England Merchants Bank. Mr. Flynn serves as a Director of the Business Development Corporation of New England. Mr. Flynn was elected as a Director of our Company in July 2005.

Mr. Guzzi currently serves as the President and Chief Executive Officer of the Greater Boston Chamber of Commerce, a position he has held since 1996. From 1995 to 1996, Mr. Guzzi was Vice President of State and Community Affairs for Boston College. Prior to his position at Boston College, Mr. Guzzi was a consultant for Heidrick & Struggles, an international recruitment firm from 1994 to 1995. From 1991 to 1993, Mr. Guzzi served as a Vice President at Data General Corporation. Prior to his position at Data General Corporation, Mr. Guzzi was a Senior Vice President at Wang Laboratories from 1981 to 1991. Mr. Guzzi was a State Representative in the Massachusetts Legislature from 1971 to 1974 and the Massachusetts Secretary of State from 1975 to 1978. Mr. Guzzi serves as a Trustee of the Wang Center for the Performing Arts, is a Director of The Partnership and the Vice Chairman of Blue Cross Blue Shield of Massachusetts. Mr. Guzzi is also a Board member of the Partners HealthCare Corporation and serves as an Advisory Board member for The Boston Club. Mr. Guzzi has served as a Director of our Company since April 2004.

Ms. Leaming has been an independent consultant since 2005. From June 2003 to June 2005, Ms. Leaming was the Chief Executive Officer and President of Tufts Health Plan, a provider of healthcare insurance. Prior to that, Ms. Leaming served as Tufts Health Plan’s President and Chief Operating Officer since 1998, the Chief Operating Officer from 1995 to 1998 and the Chief Operating Officer/Chief Financial Officer from 1986 to 1995. Prior to joining Tufts Health Plan, Ms. Leaming held a variety of management positions in managed care and banking, including Chief Financial Officer of Matthew Thornton Health Plan. Ms. Leaming currently serves as a director of Biogen Idec, Hologic, Inc. and the American Red Cross. Ms. Leaming joined our Board in December 2005.

Mr. Loeb is currently the President and CEO of Loeb Enterprises, a New York based business development lab, a position he has held since 2005. Mr. Loeb was the President of the Synapse Group, Inc., a wholly-owned subsidiary of Time Warner, and its Chief Executive Officer from 1997 to December 2005. Prior to co-founding the Synapse Group, Inc. and becoming its President in 1991, Mr. Loeb had an eight-year career at Time Warner, where he held a number of positions including Consumer Marketing Director for Sports Illustrated and Vice President of Consumer Marketing of Entertainment Weekly. At Time Warner, he also helped introduce SI for Kids. Mr. Loeb was also responsible for starting the direct response division of Deutsch Agency immediately prior to co-founding the Synapse Group, Inc. Mr. Loeb has served as a Director of our Company since April 2000.

Mr. O’Connell is an attorney and real estate developer with extensive management experience. Mr. O’Connell currently serves as the President and CEO of the Massachusetts Competitive Partnership, a non-profit civic and educational association focusing on jobs and competitiveness in the Commonwealth of Massachusetts, a position he was appointed to in February 2010. Previously, Mr. O’Connell served as the Secretary of Housing and Economic Development for the Commonwealth of Massachusetts from January 2007 to February 2009. Prior to that time, from 2005 to 2007, Mr. O’Connell was an Executive Vice President and Partner in the Development and Advisory Services Group of Meredith & Grew, a full service commercial real estate firm. Before joining Meredith & Grew, Mr. O’Connell served seven years as a Principal in the Development Services Group at Spaulding & Slye Colliers. Mr. O’Connell has served as a Director of our Company since August 2009.

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

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. Although reliance on significant customers has diminished over the last three fiscal years (see “Item 1. Business – Customers – Significant Customers”), the loss of a major customer or large project could materially and adversely affect our results of operations. In this regard, two technical consulting customers that accounted for $8.9 million of our 2008 service revenues ceased using our services in the first quarter of 2009, which had a material impact upon our 2009 service revenues and overall results of operations. In 2010, no customers accounted for more than 5% of our service revenues, and our top five customers represented 15.3% of our 2010 service revenues. Nonetheless, the future receipt of significant commitments from new or existing clients could create future risks such as those described above concerning customer concentration.

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

We may have lower margins, or lose money, on fixed-price contracts.    As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts and fixed-fee contracts. In 2010, fixed-price contracts represented approximately 4.2% of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or fixed-fee engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

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

See “Item 1. – Business – Competition” included elsewhere in this Form 10-K for a representative list of competitors in the IT and management consulting services space.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers of entry into our business. We currently have no patented or other proprietary technology that would preclude or inhibit competitors from entering the IT services market. Therefore, we must rely on the skill of our personnel and the quality of our customer service. The costs to start an IT and management consulting services firm are low. We expect that we will continue to face additional competition from new entrants into the market in the future, offshore providers and larger integrators and we are subject to the risk that our employees may leave us and may start competing businesses. Any one or more of these factors could have a material impact on our business.

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

Our business could be adversely affected by material changes to our strategic relationship with Oracle America, Inc.    Our EPM-related service offering derives a substantial portion of its revenues from a channel relationship with Oracle. This relationship involves Oracle assisted lead generation support with respect to the business intelligence services provided in connection with our EPM-related service offerings. This relationship is governed by an Oracle PartnerNetwork Agreement, which is subject to annual renewal. A failure to renew this relationship, or a material modification or change in Oracle’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Our business could be adversely affected by material changes to our strategic relationship with Microsoft Corporation.    Our ERP-related product and service offering derives a substantial portion of its revenues from a channel relationship with Microsoft. This relationship involves Microsoft-assisted lead generation support with respect to the ERP-related services provided by Fullscope. This relationship is governed by a Microsoft Partner Agreement, which is subject to annual renewal. A failure to renew this relationship, or a material modification or change in Microsoft’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Past or future business combination transactions or other strategic alternatives could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.    We have, in the past, realized growth, in part, through acquisitions, including our recent acquisitions of Fullscope, Inc. and Meridian Consulting International, and we anticipate that a portion of our future growth may be accomplished through one or more business combination transactions or other strategic alternatives. The ultimate success of any such transactions, including the Fullscope and Meridian acquisitions, will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired businesses. We cannot assure you that we will be successful in this regard or that we will be able to identify suitable opportunities, successfully grow acquired businesses, integrate acquired personnel and operations successfully or utilize our cash or equity securities as acquisition currency on acceptable terms to complete any such business combination transactions. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any such transactions would involve certain other risks, including the reduction of cash and/or working capital, the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management’s attention from operating activities.

We may not be able to protect our intellectual property rights or we may infringe upon the intellectual property rights of others, which could adversely affect our business.    Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We do not have any patents or patent applications pending. Existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all. If we are unsuccessful in any future intellectual property litigation, we may be forced to do one or more of the following:

¡	Cease selling or using technology or services that incorporate the challenged intellectual property;
¡	Obtain a license, which may not be available on reasonable terms or at all, to use the relevant technology;
¡	Configure services to avoid infringement; and
¡	Refund license fees or other payments that we have previously received.

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

Factors that may cause our quarterly results to fluctuate in the future include the following:

¡	Variability in market demand for IT and management consulting services;
¡	General economic or stock market conditions unrelated to our operating performance;
¡	Length of the sales cycle associated with our service offerings;
¡	Unanticipated variations in the size, budget, number or progress toward completion of our engagements;

¡

Unanticipated termination of a major engagement, a customer’s decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major customer engagements;

¡	Efficiency with which we utilize our employees, or utilization, including our ability to transition employees from completed engagements to new engagements;
¡	Our ability to manage our operating costs, a large portion of which are fixed in advance of any particular quarter;
¡	Changes in pricing policies by us or our competitors;
¡	Seasonality and cyclicality, including the effects of lower utilization rates during periods with disproportionately high holiday and vacation usage experience;
¡	The timing of customer year-end periods and the impact of spending relative to such year-end periods;
¡	Our ability to manage future growth; and
¡	Costs of attracting, retaining and training skilled personnel.

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

We may be required to record additional impairment charges against the carrying value of our goodwill and other intangible assets in future quarters.    As of December 31, 2010, we had recorded goodwill and intangible assets with a net book value of $15.9 million related to prior acquisitions. We test for impairment at least annually and whenever evidence of impairment exists. We have in the past recorded impairment charges against the carrying value of our goodwill and intangible assets. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.    As a result of the our recent acquisitions and the international expansion of our EPM-related business, a portion of our revenues and operating expenses are, and will be, denominated in currencies other than the U.S. dollar. As a result, these revenues and operating expenses are affected by fluctuating foreign currency exchange rates. An increase in the U.S. dollar relative to other currencies in which we have revenues will cause our revenues to be lower than with a stable exchange rate. Changes in exchange rates between other foreign currencies and the U.S. dollar can affect the recorded levels of our assets, liabilities and expenses relating to our operations. The primary foreign currencies in which we have exchange rate fluctuation exposure are the Canadian dollar, the Euro, and the British Pound. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years, particularly as the current global financial crisis has unfolded, and may continue to do so in the future. We cannot predict the impact of future exchange rate fluctuations on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 66,027 square feet of office space for our principal executive offices located at 20 Harvard Mill Square, Wakefield, Massachusetts 01880-3209. We also have office facilities in Alabama, Georgia, New Hampshire, New York, Illinois and Montreal.

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

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ Global Market under the symbol “EDGW.” On March 21, 2011, there were approximately 1,984 holders of record of our common stock, and approximately 12.4 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms. Based on our Company’s solicitations of proxies in April 2010, we estimate that there are approximately 8,000 holders of our Company’s common stock.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ Global Market for each quarter in 2009 and 2010 and the first quarter of 2011 (through March 21, 2011).

	High	Low
FISCAL 2009:
First Quarter	$3.17	$2.29
Second Quarter	2.90	2.08
Third Quarter	3.34	2.16
Fourth Quarter	3.16	2.48

FISCAL 2010:
First Quarter	$3.30	$2.76
Second Quarter	3.42	2.65
Third Quarter	2.98	2.32
Fourth Quarter	3.03	2.27

FISCAL 2011:
First Quarter (through March 21, 2011)	$3.60	$2.15

Recent Sales of Unregistered Securities

None.

The following table provides information with respect to purchases of our common stock during the quarter ended December 31, 2010:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	0	$0.00	0	$2,815,948
November	0	$0.00	0	$2,815,948
December	0	$0.00	0	$2,815,948
Total	0	$0.00	0	$2,815,948

(1)	In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). In September 2008, the Board authorized both an increase to and an extension of the Stock Repurchase Program. The Board increased the maximum dollar value of shares to be purchased under the Stock Repurchase Program by $3.5 million, to a total of $8.5 million and extended the period during which purchases could be made from December 31, 2008 to September 24, 2009 (the “Repurchase Period”). On September 23, 2009 and September 24, 2010, the Board authorized extensions of the Repurchase Period to September 23, 2010 and September 23, 2011, respectively, while maintaining the Stock Repurchase Program’s cumulative maximum dollar repurchase limitation.

The timing and amount of the purchases will be based upon market conditions, securities law and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company has repurchased a total of 1,548,449 shares of common stock since the inception of the Stock Repurchase Program at an aggregate purchase price of $5.7 million. See also “Item 1. – Business – Potential Future Strategies, Transactions and Changes” included elsewhere herein.

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the SP600 IT Services Index and the common stock of six companies in the technology consulting industry for the five-year period beginning on December 31, 2005 (the closing sale price of our common stock on this date was $5.90) and ending on December 31, 2010 (the last trading date for our common stock in the 2010 fiscal year), assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer group.

Company Name / Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
	(Amounts in Dollars)
Edgewater Technology, Inc.	100	103.56	123.73	43.90	50.34	39.83
Nasdaq Index	100	111.74	124.67	73.77	107.12	125.93
S&P 600 IT Services	100	100.98	102.12	84.44	110.13	138.36
New Peer Group (1)	100	115.54	129.12	66.91	101.73	141.77
Old Peer Group (2)	100	117.81	130.22	66.43	101.21	146.32

(1)	Our self-selected peer group for 2010 consists of the following companies: The Hackett Group; Ciber, Inc.; eLoyalty Corporation; Perficient, Inc.; Sapient Corporation; and Tier Technologies, Inc.

(2)	Our self-selected peer group for 2009 consists of the following companies: The Hackett Group; Ciber, Inc.; Diamond Management & Technology Consultants, Inc. (“Diamond”); eLoyalty Corporation; Perficient, Inc.; and Sapient Corporation.

During 2010, we elected to change the composition of our self-selected peer group companies to eliminate, from the 2009 peer group presentation, Diamond Management & Technology Consultants, Inc. (“Diamond”) based upon its 2010 acquisition by PricewaterhouseCoopers, LLP, a strategic management consulting firm. As a result of the acquisition, Diamond is no longer comparable a publicly traded company. In its place, we have added Tier Technologies, Inc. (“Tier”), a provider of electronic payment solutions, to our 2010 self-selected peer group.

We believe that the companies included in our 2010 peer group are comparable to our Company as they provide similar IT consulting services and expertise to their clients.

The above Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

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

The 2010, 2009, 2008, 2007, and 2006 selected consolidated financial data presented below has been derived from our audited consolidated financial statements and have been prepared in accordance with United States generally accepted accounting principles. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$88,545	$50,085	$73,743	$68,490	$60,083
Cost of revenue	56,470	33,987	44,955	40,392	35,582

Gross profit	32,075	16,098	28,788	28,098	24,501

Operating expenses:
Selling, general and administrative	30,263	18,412	23,232	21,335	18,721
Depreciation and amortization	4,023	2,694	3,771	2,448	1,755
Impairment of goodwill and other intangible assets (1)	-	-	48,594	-	-

Total operating expenses	34,286	21,106	75,597	23,783	20,476

Operating (loss) income	(2,211)	(5,008)	(46,809)	4,315	4,025

Other income, net	34	122	503	1,599	1,283

(Loss) income before taxes	(2,177)	(4,886)	(46,306)	5,914	5,308
Tax provision (benefit) (2)	21,395	(1,047)	712	(2,896)	2,105

Net (loss) income	$(23,572)	$(3,839)	$(47,018)	$8,810	$3,203

Basic (loss) income per share:
Net (loss) income	$(1.93)	$(0.32)	$(3.66)	$0.75	$0.29

Weighted average shares, basic	12,195	12,067	12,861	11,793	10,980

(1)	During 2008, the Company recorded $48.6 million of impairment charges related to the carrying values of its goodwill and certain other intangible assets. Additional details can be found in the Company’s previously filed reports with the SEC.

(2)	During the years ended December 31, 2010 and 2008, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we recorded non-cash charges of $21.9 million and $9.9 million, respectively, related to an increase in the valuation allowance recorded against the carrying value of our deferred tax assets.

	As of December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalent and marketable securities	$10,903	$12,661	$24,566	$22,775	$33,141
Accounts receivable, net	19,496	18,081	11,683	15,146	10,883
Goodwill and intangibles, net	15,870	16,225	3,592	53,715	29,163
Deferred tax asset, net	-	21,108	22,393	22,255	18,549
Other assets	4,007	5,731	4,836	6,335	3,884

Total assets	$50,276	$73,806	$67,070	$120,226	$95,620

Total liabilities	$17,311	$18,690	$9,112	$12,700	$9,370
Stockholders’ equity	32,965	55,116	57,958	107,526	86,250

Total liabilities and stockholders’ equity	$50,276	$73,806	$67,070	$120,226	$95,620

Outstanding shares of common stock	12,342	12,132	12,162	13,297	11,522

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to its client base. During the fiscal year ended December 31, 2010, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $88.5 million from a total of 391 clients. Headquartered in Wakefield, Massachusetts, as of December 31, 2010, our Company employed approximately 290 consulting professionals and 380 total professionals.

As we advanced through 2010, we reported improved and/or sustained quarterly operating metrics on both a sequential and year-over-year basis. The improvements in our business are primarily attributable to the strategic initiatives we planned in 2009 and implemented in 2010. These initiatives are described in further detail under “Factors Influencing Our Results of Operations – Revenue.” We have observed an increase in our bid and proposal activities related to our traditional management, technical and enterprise management consulting service offerings (which are collectively referred to herein as our Core Service Offerings); we have experienced year-over-year organic growth in service revenue related our Core Service Offerings; and we have experienced growth in our Fullscope ERP-related service offering. The cumulative effect of these trends is reflected in our year-over-year growth in total revenue and service revenue, improvement in our billable consultant utilization rate and improvement in our gross margin. While our operating metrics are still below our historical and targeted ranges, 2010 has been a year of recovery and improvement in our business.

Factors Influencing Our Results of Operations

Revenue.

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 93.5% of service revenue for the year ended December 31, 2010. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.2% of service revenue for the year ended December 31, 2010. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts represented 2.3% of service revenue during the year ended December 31, 2010. For time and material projects, revenue is recognized and billed as services are performed. For fixed-price projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Each of the strategic initiatives we have implemented (the development of new service offerings, the cross-disciplinary training of our billable consultant resources and focusing our sales efforts on new technologies) was under taken with the specific goal of transforming the Company’s IT service offerings towards a “product-based” consulting model. Our strategic migration to a product-based consulting model was accelerated by our December 31, 2009 acquisition of Fullscope, Inc. (“Fullscope”), which specializes in ERP-related consulting services. The addition of Fullscope’s services to our existing service offering portfolio enables the Company to provide our customers with a comprehensive range of product-based services.

In connection with our migration to more of a product-based consulting model, we anticipate that software revenue will continue to be a significant portion of our revenue. Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin. As a result of the anticipated margins associated with our product sales and their impact upon our quarterly operating performance, we have started to measure our business with regards to total revenue, as opposed to our historical approach of evaluating and discussing our operating results solely in connection with service revenue.

Operating Expenses.

The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes stock compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expense consists of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Company Performance Measurement Systems and Metrics.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor billable consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Year Ended December 31, 2010 Compared to Results for the Year Ended December 31, 2009,” included elsewhere in this Annual Report on Form 10-K.

Increase in Professional Services- and Embezzlement-Related Expenses.

During the year ended December 31, 2010, we are reporting a year-over-year increase in our professional service-related expenses. The current year expense increase is primarily attributable to certain non-routine expenses, which totaled $1.6 million. Specific non-routine expenses incurred by the Company related to the following:

Acquisition Related Costs.    During the year ended December 31, 2010, we incurred approximately $451 thousand in professional service-related expenses directly associated with our acquisitions of Fullscope, Inc. (the “Fullscope Acquisition”) and Meridian Consulting International (the “Meridian Acquisition”). Our stated goal is to continue to pursue strategic growth initiatives focused upon making our Company a leading provider of specialty information technology consulting services. Our strategic growth initiatives may be based upon the expansion of our existing Core Service Offerings or through the acquisition of new and/or complementary service- or product-based offerings. Pursuing either of these growth avenues may cause the Company to incur non-routine operating expenses in connection with our investment in a particular growth initiative.

Employee Embezzlement Related Costs.    On July 12, 2010, the Company issued a press release related to the discovery of embezzlement activities at Fullscope, Inc., one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). Based upon the results of forensic accounting procedures, we concluded that the embezzlement activities did not have a material impact upon our previously issued financial statements (specifically our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2010, which represents the only reporting period prior to identification of the embezzlement during which Fullscope’s operating results were included as part of Edgewater’s consolidated results). In the year ended December 31, 2010, the Company incurred approximately $1.1 million in non-routine operating expenses associated with the embezzlement issue. The costs incurred by the Company included $261 thousand in professional services-related expenses (such as forensic audit- and legal-related costs), $116 thousand in connection with write-off of embezzled accounts receivable balances, and $950 thousand related to the establishment of an accrual for estimated pre-acquisition sales and use tax exposure. These amounts were reduced by $190 thousand in insurance proceeds received by the Company during the fourth quarter of 2010.

During the fourth quarter of 2010, in connection with our review of the impact of the discovered embezzlement activity upon Fullscope’s historical financial statements, the Company recorded a $950 thousand liability associated with potential pre-acquisition sales and use tax obligations. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

We anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition. We believe that we may be able to recover some, if not all, of the receivable amounts embezzled, plus the professional expenses we have incurred to-date, or will incur in the future, addressing this situation.

Plans for Growth and Acquisitions.

Our goal is to continue to build one of the leading strategic consulting firms in North America by growing our client base, leveraging our industry expertise to enhance our service offerings and continue to make disciplined strategic acquisitions. Previous acquisitions have further expanded our geographical footprint, increased our vertical expertise and have provided more scale to our organization.

Consistent with our strategy of growth, we consummated one acquisition during 2010. On May 17, 2010, the Company acquired substantially all of the assets and liabilities of Meridian Consulting International, pursuant to the terms of an Asset Purchase Agreement (the “Meridian Acquisition”). Headquartered in Chicago, Illinois, Meridian is a specialty solution provider of Oracle’s Hyperion Strategic Finance product which encompasses strategic planning and forecasting, scenario modeling and mergers and acquisitions analysis. Meridian has delivered its services to organizations across various vertical markets including Energy, Higher Education, Retail and Healthcare. The acquisition of Meridian continues our investment in EPM-related service offerings and aligns with our product-centric service offering model. The addition of Meridian’s Strategic Finance capabilities positions Edgewater as one of the few domestic-based companies with the capability to provide the full suite of Oracle’s EPM service offerings. The acquisition is more fully described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Business Combinations” included elsewhere herein.

2010 and 2008 Increases to Deferred Tax Asset Valuation Allowance.    We have net deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. We assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (recent and historical financial performance for example) as it relates to evaluating the future recoverability of our deferred tax assets.

During the years ended December 31, 2010 and 2008, in connection with such reviews, we recorded non-cash charges of $21.9 million (the “2010 DTA Impairment Charge”) and $9.9 million (the “2008 DTA Impairment Charge”), respectively, related to an increase in the valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to the recording of the 2010 non-cash charge, the recorded valuation allowance represents a full valuation reserve against the total gross carrying value of our net deferred tax assets.

The 2008 DTA Impairment Charge.    During the fourth quarter of 2008, the Company performed an evaluation of the more than likely recoverability of the gross carrying value of its deferred tax assets, which considered and evaluated positive evidence (recent trend of tax-basis profitability) and negative evidence (cumulative loss position as of December 31, 2008 as a result of the current year impairment charges) (the “2008 DTA Review”). The 2008 DTA Review primarily centered upon the carrying value and future recoverability of the Company’s federal net operating loss (“NOL”) carryforwards, a majority of which expire on December 31, 2020, and the consideration of certain other alternative minimum and foreign tax credits.

The Company’s forecasts and projections were a key assumption utilized in the 2008 DTA Review. While the Company’s forward-looking forecasts and projections supported a continued profitability trend, they projected a reduction in near-term earnings, mirroring the economic climate impacting IT consulting companies at that time. The Company’s future projections reduced profitability to levels in which it is not more than likely that the Company would be able to fully realize future economic benefit from all of its federal net operating loss carryforwards and other tax-related credits. Accordingly, the 2008 DTA Review resulted in the Company recording an increase to its deferred tax valuation allowance of $9.9 million during the fourth quarter of 2008, reducing the net carrying value of the Company’s deferred tax assets to the estimated more likely than not realizable amount.

The 2010 DTA Impairment Charge.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. During the third quarter of 2010, the Company performed a review of the more than likely recovery of the net carrying value of its deferred tax assets in connection with its historical financial performance, and to a lesser extent forecasts and projections. As a result of the operating loss in the quarter ended September 30, 2010, our assessment of our adjusted and cumulative loss positions and uncertainty as to the timing of profitability in future periods, we determined that it was not more likely than not that the Company would be able to realize future economic benefit from its net deferred tax assets. Accordingly, we increased our deferred tax valuation allowance by $21.9 million, providing for a full valuation allowance against our deferred tax assets as of September 30, 2010. The 2010 Impairment Charge is more fully described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8 – Income Taxes” included elsewhere herein.

The establishment of a full valuation allowance against the gross carrying value of our net deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be fully available to reduce certain future federal and state income tax obligations, subject to applicable limitations, if taxable income is generated.

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

2008 Goodwill and Intangible Asset Impairment Charges.

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

Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” included elsewhere herein, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

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

As of December 31, 2010, the gross carrying value of the Company’s net deferred tax asset was $39.4 million. This amount consisted of approximately $23.6 million in federal NOL carryforwards, $1.5 million in state NOL carryforwards, $0.4 million in foreign federal and provincial NOL carryforwards, $2.1 million in available federal credits, $1.5 million in future tax benefits related to share-based compensation expense and $10.3 million in net deferred tax assets related to temporary timing differences, which were primarily generated by the 2008 Impairment Charges.

During the year ended December 31, 2010, in connection with our periodic review of the estimated future realizability of our net deferred tax attributes, we recorded a non-cash charge of $21.9 million in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance represented a full valuation reserve against the total gross carrying value of our net deferred tax assets. As of December 31, 2010, the Company maintained a $39.4 million valuation allowance against the gross carrying value of its net deferred tax assets.

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

Revenue Recognition.    Our Company recognizes revenue primarily through the provision of consulting services and the resale of third-party, off the shelf software and maintenance.

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Time and materials-based contracts represented 93.5%, 92.7% and 96.7% of service revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Revenue related to our service offerings is recognized as the services are performed and amounts are earned.

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

Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.1%, 4.7% and 1.0% of service revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

We also perform services on a periodic fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 2.3%, 2.6% and 2.3% of service revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Revenue under periodic fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

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

In the event we are unable to accurately estimate the resources required or the scope of work to be performed on a fixed-price contract, or we do not manage the project properly within the planned time period; a provision for estimated losses on uncompleted projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the years ended December 31, 2010, 2009 or 2008.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2010 and 2009, the Company has recorded a deferred liability of approximately $418 thousand and $809 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and related maintenance and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 13.0%, 1.3% and 1.5% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

The majority of the software sold by the Company is delivered electronically. For software that is delivered electronically, we consider delivery to have occurred when the customer either (a) takes possession of the software via a download (that is, when the customer takes possession of the electronic data on its hardware), or (b) has been provided with access codes that allow the customer to take immediate possession of the software on its hardware pursuant to an agreement or purchase order for the software.

The Company enters into multiple element arrangements which typically include software, post-contract support (or maintenance), and consulting services. Consistent with the software described above, maintenance that is in the form of a pass through transaction, is recognized upon delivery of the software, as all related warranty and maintenance is performed by the primary software vendor and not the Company. Maintenance fee revenue for the Company’s software products, which is inconsequential in all years presented, is recognized ratably over the term of the arrangements, which are generally for a one-year period. The Company has established Vendor Specific Objective Evidence (“VSOE”) with respect to the services provided, for which revenue is recognized as the services are performed.

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

We receive royalty revenue in connection with the sale of Microsoft Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were subsequently sold to Microsoft in June 2009. Royalty revenues earned are determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by Microsoft. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured.

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

Goodwill is tested annually for impairment at the reporting unit level utilizing the “fair value” methodology. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

¡	Significant under performance relative to historical or projected future operating results;
¡	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;
¡	Significant negative industry or economic trends;
¡	Significant decline in its stock price for a sustained period; and
¡	Significant decline in market capitalization relative to net book value.

Goodwill is evaluated for impairment using the two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting units using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing both the Guideline Company Method and the Comparable Transactions Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

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

On December 2, 2010, in connection with the Annual Impairment Test, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill and intangible assets has not been impaired. For purposes of its December 2, 2010 Annual Impairment Test, the Company performed its review based upon three individual reporting units.

Goodwill amounted to $12.0 million and $9.9 million as of December 31, 2010 and 2009, respectively. Other net intangible assets amounted to $3.8 million and $6.3 million as of December 31, 2010 and 2009, respectively.

Significant changes impacting the carrying value of goodwill and other intangible assets during the year ended December 31, 2010 and 2009 included the following, which are described further detail in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Business Combinations” included elsewhere herein:

¡

Meridian Consulting International Acquisition:    In May 2010, the Company increased the gross carrying value of goodwill and other intangible assets by $2.1 million and $0.6 million, respectively, during the year ended December 31, 2010 in connection with the Meridian Acquisition.

¡

Fullscope, Inc. Acquisition:    In December 2009, the Company increased the gross carrying value of goodwill and other intangible assets by $9.8 million and $4.5 million, respectively, during the year ended December 31, 2009 in connection with the Fullscope Acquisition.

¡

Lynx Business Intelligence Consulting, Inc. Acquisition:    In September 2009, Lynx completed its second and final earnout period, at which time the Company accrued and paid $140 thousand in contingent earnout consideration to Lynx directly related to the completion of the second and final earnout period. The contingent earnout consideration, which was paid in cash during the fourth quarter of 2009, was recorded as an increase in goodwill in the Company’s consolidated balance sheet during the third quarter of 2009.

¡

Intangible Asset Amortization:    During 2010 and 2009, the Company recorded $3.1 million and $1.8 million, respectively, in amortization expense on its previously recorded identifiable intangible asset balances.

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

Results of Operations

The following table sets forth, for the periods presented, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2010	2009	2008
Revenue:
Service revenue	77.8%	92.1%	92.4%
Software revenue	13.0%	1.3%	1.5%
Process royalties	2.6%	-%	-%
Reimbursable expenses	6.6%	6.6%	6.1%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	48.2%	60.3%	53.7%
Software costs	9.0%	1.0%	1.2%
Reimbursable expenses	6.6%	6.6%	6.1%

Total cost of revenue	63.8%	67.9%	61.0%

Gross profit	36.2%	32.1%	39.0%

Operating expenses:
Selling, general and administrative	34.2%	36.8%	31.5%
Depreciation and amortization	4.5%	5.3%	5.1%
Impairment charges	-%	-%	65.9%

Total operating expenses	38.7%	42.1%	102.5%

Operating loss	(2.5%)	(10.0%)	(63.5%)

Other income, net	-%	0.2%	0.7%

Loss before taxes	(2.5%)	(9.8%)	(62.8%)
Tax provision (benefit)	24.2%	(2.1%)	1.0%

Net loss	(26.7%)	(7.7%)	(63.8%)

Results for the Year Ended December 31, 2010 Compared to Results for the Year Ended December 31, 2009

Revenue. Total revenue increased by $38.5 million, or 76.8%, to $88.5 million for the year ended December 31, 2010 from $50.1 million for the year ended December 31, 2009. Of the $38.5 million increase in 2010 total revenue, service revenue, excluding software, royalty and reimbursable expense revenue, increased by $22.7 million, or 49.3%, to $68.8 million, as compared to service revenue of $46.1 million in 2009.

The primary driver of the current year increase in comparative service revenue is the result of the additive effects of the December 31, 2009 acquisition of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”) and the May 17, 2010 acquisition of Meridian Consulting International (“Meridian”) (the “Meridian Acquisition”), which are collectively referred to elsewhere herein as “The Acquired Companies.” Service revenues attributable to The Acquired Companies were not recorded during the year ended December 31, 2009, due to the timing of the respective acquisitions. Additionally, service revenue generated by our Core Service Offerings has increased due to current year improvement in bid and proposal activity and the intended cross selling synergies resulting from the combination of our technology and management service offerings with Fullscope’s ERP-related service offerings. Service revenue related to our Core Service Offerings increased by $3.0 million, or 6.5% during the current year.

During the year ended December 31, 2010, we have seen a noticeable increase in bid and proposal activity, which has translated into new customer engagements driving our comparative increase in year-over-year service revenue attributable to our Core Service Offerings. Specific to the year-over-year increase in our Core Service Offerings, during 2010 we successfully capitalized on cross selling opportunities that called for the integration of our Core Service Offerings with Fullscope’s ERP-related service offerings and experienced an anticipated service revenue lift in our EPM-related service offerings.

Utilization, which is the rate at which we are able to generate revenue from our consultants, improved to 75.6% for the year ended December 31, 2010 compared to 65.5% during the year ended December 31, 2009. We typically target utilization in a range from 78%-82%. This objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The improvement in our current year billable consultant utilization rate is attributable to the cumulative effects of the Fullscope Acquisition and the current year growth in our Core Service Offerings service revenue.

Annualized service revenue per billable consultant, as adjusted for utilization, was $324 thousand during the year ended December 31, 2010, compared to service revenue per billable consultant of $348 thousand during the comparative 2009 annual period. The change in this operating metric is primarily attributable to the current year increase in Fullscope contractor headcount.

Software revenue, on an annual basis, has traditionally represented less than 5% of our total revenue and has primarily been attributable to our EPM offering. During the year ended December 31, 2010, software revenue totaled $11.5 million, or 13.0% of total revenue. The year-over-year increase in software revenue is directly related to the acquisition of Fullscope, which now represents substantially all of our software sales. We anticipate that software revenue will continue to represent in excess of 5% of annual revenues in future years.

Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Fullscope’s software revenue, which represents the majority of our current year and anticipated go-forward software revenue, has historically been sold at a higher margin than our EPM-related software. Because software revenue has become a larger percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

During 2010, we recognized $4.6 million in service and royalty revenue from Fullscope’s business process contract. This contract entails providing services upon which the earnout agreement associated with the Fullscope Acquisition is based. As per the terms of the earnout agreement, the service and royalty revenue generated by the business process contract is scheduled to end on June 30, 2011. The Company currently anticipates that no revenues will be generated by the business process contract after the end of the second quarter of 2011.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $2.6 million in 2010, to approximately $5.9 million, as compared to $3.3 million in 2009. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare and the number of our projects that require travel.

In 2010, we entered into service arrangements with 103 new customers. Comparatively, in 2009, we secured engagements with 63 new customers. The total number of customers the Company served during 2010 totaled 391, as compared to 249 customers during 2009. This year-over-year change is in large part the cumulative effect of the customers added in connection with the Fullscope Acquisition combined with the traction we are seeing in our Core Service Offerings.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $22.5 million, or 66.2%, to $56.5 million in 2010, as compared to $34.0 million in 2009.

The comparative 2010 periodic year-over-year increase in reported cost of revenue, on an absolute dollar basis, is directly attributable to the overall increase in billable consultant headcount, which includes an increase in the number of contractors we have utilized. During 2010, we increased our billable consultant headcount in connection with the Fullscope Acquisition, the Meridian Acquisition and an increase in billable consultants (including contractors) necessary to support current year growth in Fullscope’s Service Offerings.

On a year-over-year basis, the Company’s total number of billable consultants has increased by 88, to 268 billable consultants at the end of 2010, as compared to 180 billable consultants at the end of 2009. The Fullscope Acquisition increased our billable consultant headcount by 62 full-time billable resources, while the acquisition of Meridian added an additional 6 billable resources. Excluding the increase in headcount directly associated with the acquisitions, additional headcount increases were primarily associated with our consultant needs necessary to support the growth in Fullscope’s ERP-related service offering and in connection with the current year growth in our Core Service Offerings.

During 2010, we leveraged the use of contractors primarily to support our Fullscope service delivery needs. Contractor expense totaled $4.1 million and $1.1 million during 2010 and 2009, respectively. During the third and fourth quarter of 2010, we proactively focused upon reducing the number of contractors utilized by the Company as a means to improve gross margin, without simultaneously sacrificing service revenue growth. We reduced sequential quarterly contractor expense in both the third and fourth quarters of 2010 and anticipate that we will be able to continue to lessen our reliance upon contractors and accordingly reduce contractor expense in future quarters.

Project and personnel costs represented 48.2% and 60.3% of total revenue during the years ended December 31, 2010 and 2009, respectively. The periodic change, as a percentage of total revenue, is primarily related to the comparative revenue growth and the associated improvement in our billable consultant utilization rate. Improvement in the comparative 2010 and 2009 periods is also reflective of a reduction in salary and wages in the Company’s Core Service Offerings as a result of the headcount reductions enacted by the Company in 2009.

Software costs amounted to $8.0 million during the year ended December 31, 2010. The increase in the comparative 2010 software costs, as described under “– Revenue” above, is due primarily to the Fullscope Acquisition. Software costs are expected to fluctuate depending on our customer’s demand for software.

Reimbursable expenses increased by $2.6 million in 2010, to $5.9 million, as compared to $3.3 million in 2009. The 2010 increase is largely attributable to the incremental effects of the Fullscope Acquisition. Reimbursable expenses, as a percentage of total revenue, remained consistent at 6.6% in 2010 and 2009.

Gross Profit. Gross profit in 2010 increased by $16.0 million, or 99.2%, to $32.1 million, as compared to $16.1 million in 2009. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin) improved to 36.2%, as compared to 32.1% in 2009.

The year-over-year improvement in gross margin is directly related to the comparative improvement in our billable consultant utilization rate, offset by an increase in contractor salaries (necessary to support the growth in Fullscope’s ERP-related service offerings) and fringe benefit-related expenses. Gross margins for the year ended December 31, 2009 were unfavorably impacted as a result of a decrease in billable consultant utilization rates and severance costs associated with the Company’s proactive reduction of billable headcount due to the loss of service revenue associated with our larger, legacy accounts.

Additionally, gross profit is benefited by $2.3 million of royalty revenue in 2010 related to the Fullscope business process contract, which is the contract subject to the earnout agreement entered into in connection with the Fullscope Acquisition. The earnout period, and the related royalty revenue, is scheduled to end on June 30, 2011.

Historically, the Company has targeted and operated at utilization rates ranging between 78% and 82%. Our 2010 utilization rate was 75.6%, an increase from 2009 utilization rate of 65.5%, but still below our historical and targeted utilization ranges. Billable consultant headcount reductions initiated by the Company during 2009 were made with the intention of reducing excess capacity and improving consultant utilization. These reductions in 2009 allowed the Company to proactively manage headcount-related expenses for 2010, directly resulting in the increased utilization rate and reported improvement in comparative gross margin.

Selling, General and Administrative Expense (“SG&A”). SG&A expenses increased 64.4% to $30.3 million, as compared to SG&A expenses of $18.4 million in 2009. The comparative periodic increases in SG&A expenses during the year ended December 31, 2010 is reflective of the incremental impact upon SG&A expenses associated with the Fullscope Acquisition, the Meridian Acquisition, a $950 thousand non-routine charge related to a potential pre-acquisition sales and use tax exposure associated with the Fullscope Embezzlement Issue and an increase in core SG&A expenses as a result of the current year growth in our Core Service Offerings. SG&A expenses, as a percentage of total revenue was 34.2% and 36.8% in 2010 and 2009, respectively.

The year-over-year increase in core SG&A expenses was driven by comparative increases in sales-related salaries and wages (including commission expense), bonus expense recorded in connection with the Company’s 2010 performance-based bonus programs, increased professional services expenses related to acquisition costs and legal and forensic accounting expenses resulting from the Fullscope Embezzlement Issue and recruiting expenses incurred in connection with the increase in our billable consultant headcount. The Company did not incur a significant amount of bonus expense in the year ended December 31, 2009 due to the Company’s overall financial performance. During the year ended December 31, 2010, the Company recognized $451 thousand in acquisition-related expenses and $1.1 million in net expenses related to the Fullscope Embezzlement Issue.

During the fourth quarter, in connection with our review of the impact of the discovered embezzlement activity upon Fullscope’s historical financial statements, the Company recorded a $950 thousand liability associated with potential pre-acquisition sales and use tax obligations. The potential sales and use tax-related liability was created by the methods employed to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

We anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. Amounts recovered and/or reimbursed, if any, in connection with this matter will be recorded in the period during which amounts are determined to be probable of recovery from escrow.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.3 million, or 49.3%, to $4.0 million, as compared to $2.7 million in 2009. The current year change is primarily related to intangible assets associated with the Fullscope and Meridian acquisitions. Amortization expense increased to $3.1 million in 2010, as compared to $1.8 million in 2009.

Operating Loss. The Company’s comparative operating loss improved by $2.8 million, to $(2.2) million, as compared to $(5.0) million in 2009. The current year improvement in operating loss is attributable to the overall increase in comparative service revenue and software revenue and the associated gross margins. The improvement in total gross margin during the current year was offset by the incremental increases in SG&A expenses and amortization expense, each of which is described above.

Other Income, Net. Other income totaled $34 thousand during 2010, as compared to $122 thousand in 2009. Other income in 2010 represents the net amount of earned interest income and foreign currency translations. Other income in 2009 consists primarily of interest income. The current year decrease in interest income recognized by the Company is attributable to reduced principal balances and average yields on our investments throughout 2010, as compared to those achieved throughout 2009.

Income Tax Provision (Benefit). We recorded a provision (benefit) for income taxes of $21.4 million and $(1.0) million for the years ended December 31, 2010 and 2009, respectively. Our 2010 and 2009 periodic income tax provision (benefit) amounts were derived based upon an effective income tax rate, inclusive of both federal and state income taxes, of 0.4% in and 40.2%, respectively. Additionally, our reported periodic income tax provision (benefit) includes expense (benefit) amounts attributable to foreign income taxes, changes in deferred tax assets and liabilities and their related valuation allowance, uncertain tax positions and interest and penalties.

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

During the third quarter of 2010, in connection with our periodic review of the carrying value of our net deferred tax assets, we recorded a non-cash charge of $21.9 million in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance represents a full valuation reserve against the total gross carrying value of our net deferred tax assets.

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

The current year income tax-related changes impacting our reported income tax expense are more fully described elsewhere herein, including “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes and Valuation of Deferred Tax Assets” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8 – Income Taxes.”

Net Loss. Net loss increased $19.8 million, to $(23.6) million, as compared to $(3.8) million in 2009. The current year change in reported net loss is a direct result of the full valuation allowance of deferred tax assets offset by the increase in revenue and gross profit. Each of these items is described in further detail above.

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

On a year-over-year basis, the Company’s total number of billable consultants decreased by 61, to 180 billable consultants at the end of 2009, which excludes any increases in billable consultants attributable to the Fullscope Acquisition, as compared to 241 billable consultants at the end of 2008. The year-over-year decrease in billable consultant headcount is a result of current year attrition and a targeted reduction in connection with the decrease in legacy-related projects and service revenue. Billable consultant reductions made in conjunction with the decrease in legacy account revenue were initiated by the Company as cost cutting measures targeted at aligning Company resources with demand for our services. As a result of the December 31, 2009 Fullscope Acquisition, we entered 2010 with a combined total of 242 billable consultant resources. It should be noted that 15 of these billable consultants will be fully dedicated to Fullscope’s business process contracts with Microsoft, which are the contracts that are the basis for the services that the earnout agreement associated with the Fullscope

Acquisition is based. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Business Combinations” included elsewhere herein.

As a percentage of total revenue, total cost of revenue was 67.9% and 61.0% in 2009 and 2008, respectively. A significant portion of our cost of revenue is attributable to project and personnel costs. Project and personnel costs represented 60.3% and 53.7% of total revenue during 2009 and 2008, respectively. The 2009 year-over-year increases, as a percentage of total revenue, are attributable to both the comparative full year changes in total revenue and the lower utilization rate for our billable consultants during the current year. Our utilization rates during 2009 have been negatively impacted by excess capacity in connection with the revenue and sales trends described above under “– Revenue.”

Software costs amounted to $496 thousand and $861 thousand during 2009 and 2008, respectively. Software costs are expected to fluctuate between quarters depending on our customers demand for EPM-related software.

Reimbursable expenses, which increased as a percent of revenue, to 6.6% in 2009, as compared to 6.1% in 2008, were primarily due to the Company’s increased travel-related expenses incurred during the comparative years.

Gross Profit. Gross profit decreased by $12.7 million, or 44.1%, to $16.1 million, as compared to $28.8 million in 2008. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin) decreased to 32.1%, as compared to 39.0% in 2008.

The comparative fluctuation in gross profit is a direct result of the current year decline in revenue, which was partially offset by the current year reductions in billable consultant resources. The 2009 decline in gross margin is primarily attributable to the current year change in billable consultant utilization rates and pricing pressure as a result of increased competition. The Company’s billable consultant utilization rate was 65.5% in 2009, as compared to 73.5% in 2008. The year-over-year variation is a direct result of an increase in excess capacity resulting from the reduction in legacy account service revenues and current economic conditions. Each of the current year factors impacting current year gross profit and gross margin are described in further detail above under “– Revenue” and “– Cost of Revenue.”

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

SG&A expense, as a percentage of revenue, was 36.8% for the year ended December 31, 2009, as compared to 31.5% for the year ended December 31, 2008. The Company continuously monitors its SG&A costs, with the goal of achieving greater economies of scale over the long term. The increase in the 2009 SG&A expenses, as a percentage of revenue, was due to the year-over-year decline in revenue and the timing of our cost reduction initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.1 million, or 28.6%, to $2.7 million, as compared to $3.8 million in 2008. The 2009 change was primarily related to reduced amortization expense and, to a lesser extent, a reduction in 2009 depreciation expense. Amortization expense decreased by $938 thousand, or 34.4%, to $1.8 million in 2009, as compared to $2.7 million in 2008. The 2009 change is a combination of the 2008 Impairment Charges and certain other identified intangible assets associated with acquisitions consummated prior to 2009 becoming fully amortized during the current year.

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

Operating Loss. The Company’s comparative operating loss improved by $41.8 million in 2009, to $5.0 million, as compared to $46.8 million in 2008. The improvement in operating loss in 2009 was primarily attributable to the absence of the 2008 Impairment Charges and to a lesser extent, the other comparative year-over-year changes discussed above.

Other Income, Net. We earned net interest income of $122 thousand, as compared to net interest income of $503 thousand in 2008. The 2009 change in interest income was attributable to reduced average yields on our investments throughout 2009, as compared to those achieved throughout 2008. Average maturity and yield rates on marketable security instruments as of December 31, 2009 were 106 days and 0.5%, respectively, as compared to 168 days and 2.3% in 2008, respectively.

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

Items impacting our 2009 income tax benefit included provisions for foreign income taxes and changes in carrying value of our deferred tax assets. During 2009, we decreased the carrying value of deferred tax assets attributable to timing differences, in connection with a decrease in the effective income tax rates. Our comparative effective income tax rate, reflective of both federal and state income taxes, decreased as a result of the reduction in our consolidated state income tax rate. This rate change is reflective of our modification in filing positions in certain states, which enabled us to achieve a lower, consolidated state income tax rate. As a result of this decrease in our consolidated effective income tax rate, we decreased the carrying value of our deferred tax attributes, and accordingly increased income tax expense, by $929 thousand.

The significant changes impacting our reported 2008 income tax provision related to the establishment of deferred tax assets in connection with the 2008 Impairment Charges and a $9.6 million increase to the valuation allowance provided against the deferred tax assets. Each of these items are more fully described elsewhere herein, including “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes and Valuation of Deferred Tax Assets.”

Net Loss. Net loss in 2009 increased $43.2 million, or 91.8%, to $(3.8) million, as compared to $(47.0) million in 2008. The current year improvement in reported net loss is a direct result of the absence, in 2009, of the 2008 Impairment Charges. To a lesser extent, 2009 net loss is also impacted by the decline in comparative service revenue, lower billable consultant utilization rate and associated gross margin, the reduction in comparative SG&A expenses and the tax benefit recorded by the Company. Each of these items is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2010	2009	2008
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$698	$(243)	$7,742
Investing activities	4,098	(7,123)	2,556
Financing activities	222	(363)	(4,301)
Discontinued operating activities	-	-	(8)
Effects of exchange rates	(4)

Total cash provided (used) during the year	$5,014	$(7,729)	$5,989

As of December 31, 2010, we had cash, cash equivalents and marketable securities of $10.9 million, a $1.8 million decrease from the December 31, 2009 balance of $12.7 million. Working capital, which is defined as current assets less current liabilities, decreased $858 thousand, to $14.2 million, as of December 31, 2010, as compared to $15.0 million as of December 31, 2009. The comparative decrease in our cash, cash equivalents and marketable securities balance has been materially impacted by cash outflows related to the liabilities assumed in connection with the Fullscope Acquisition, which included $1.8 million in federal and state income taxes, $1.3 million in accrued wages, bonuses and commissions and $3.0 million in accounts payable specifically related to Fullscope’s fiscal 2009 re-sales of Microsoft Dynamics AX-related software (the “Fullscope Payments”). Additionally, the Company had cash outflows associated with the Meridian Acquisition, broad-based payments made under Edgewater’s 2009 performance-based bonus plan, annual renewals of insurance premiums and capital lease obligations. These cash outlays have been offset by proceeds from the collection of outstanding accounts receivable balances, refunds of federal and foreign income taxes and issuances under the Company’s employee stock purchase plan.

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

Net cash provided by operating activities was $698 thousand in 2010, as compared to net cash used in operating activities of $(243) thousand in 2009. The primary components impacting our operating cash flow during 2010 included an increase in accrued payroll and related liabilities of $1.2 million, which was primarily a result of 2010 accruals related to the Company’s 2010 performance-based bonus and commission plans. Additionally the Company reported non-cash charges of $21.0 million in connection with the 2010 change in deferred tax assets, which was in large part driven by the $21.9 million impairment charge recorded by the Company during the third quarter of 2010, $4.0 million in depreciation and amortization expense and $1.0 million in share-based compensation expense. The inflows were offset by outflows associated with a reported net loss of $23.6 million, a $2.2 million decrease in accounts payable and accrued expenses and a $1.4 million increase in accounts receivable.

Net cash used in operating activities was $(243) thousand in 2009. The primary components impacting our operating cash flow during 2009 included cash outflows associated with a reported net loss of $3.8 million, a net decrease of $1.3 million in accrued payroll and related wage accruals primarily associated with a decrease in current year bonuses to be paid in connection with the Company’s 2009 Performance-Based Bonus Plans, a $1.0 million decrease in accounts payable and accrued expenses and an increase of $819 thousand in prepaid expenses and other current assets as a result of overpayments of federal, state and foreign income taxes. These cash outflows were partially offset by positive cash flows from a $2.9 million decrease in accounts receivable plus non-cash charges such as depreciation and amortization, share-based compensation and amortization of marketable securities premiums totaling $4.0 million.

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

For the year ended December 31, 2010, net cash provided by investing activities was $4.1 million. Comparatively, cash flow used by investing activities was $(7.1) million in 2009 and cash flow provided by investing activities was $2.6 million in 2008. Current year net sources of cash related to $6.9 million in redemptions of marketable securities partially offset by $1.6 million in payments related to the Meridian acquisition and $1.4 million related to the Fullscope acquisition.

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

Net cash provided by investing activities was $2.6 million in 2008. 2010 inflows of cash related to $4.1 million in current year net redemptions of marketable securities. These inflows were offset by $1.2 million in contingent earnout consideration payments made in connection with the 2007 Acquisitions and $0.3 million of capital expenditures.

Net cash provided by (used in) financing activities was $222 thousand, $(363) thousand, and $(4.3) million in 2010, 2009, and 2008, respectively. Components of cash provided by financing activities during 2010 included $441 thousand received from our employees related to our Employee Stock Purchase Plan, which was partially offset by $220 thousand in capital lease payments. Components of cash used in financing activities during 2009 included $579 thousand related to repurchases of the Company’s common stock and $215 thousand in payment made under capital lease obligations. These outflows were offset by $431 in cash received from our employees related to our Employee Stock Purchase Plan. Cash used in financing activities during 2008 was primarily attributable to repurchases of the Company’s common stock, which totaled $5.1 million. These purchases were offset by net proceeds from our Employee Stock Purchase Plan and exercises of stock options.

As a result of the above, our combined cash, cash equivalents, and marketable securities (decreased) increased by $5.0 million, $(7.7) million, and $6.0 million in 2010, 2009, and 2008, respectively. The aggregate of our cash, cash equivalents and marketable securities was $10.9 million, $12.7 million and $24.6 million as of December 31, 2010, 2009, and 2008, respectively.

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

On December 31, 2009, and May 17, 2010, the Company acquired all of the outstanding stock of Fullscope, Inc and substantially all of the assets of Meridian Consulting International, respectively. As provided for under the related purchase agreements, Fullscope’s and Meridian’s stockholders are eligible to receive additional contingent consideration based upon performance-based thresholds, which will be determined, periodically, over an eighteen-month period (for Fullscope) and a 36-month period (for Meridian) from the date of acquisition. In accordance with ASC Subtopic 805-30-25, the Company increased total purchase price consideration by approximately $2.4 million, which represented our initial fair value estimate of the contingent consideration to be paid to the former stockholders of Fullscope and Meridian, respectively. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Business Combinations.”

We believe that our current cash balances and cash flows from operations will be sufficient to fund our short-term operating and liquidity requirements, for at least the next twelve months, and the long-term operating and liquidity requirements for our existing operations. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, business combinations, possible stockholder distributions and public or private offerings of debt or equity securities. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1 – Business, Potential Future Strategies, Transactions and Changes.”

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space under noncancellable operating lease arrangements through 2016. Rent expense was approximately $1.9 million, $1.7 million and $1.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

We have lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6 – Property and Equipment” included elsewhere herein. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of December 31, 2010 and 2009, our outstanding obligations under the Capital Lease Arrangements totaled $200 thousand and $420 thousand, respectively. During the year ended December 31, 2010, 2009 and 2008, the Company made payments of principal and interest totaling $215 thousand, $251 thousand and $251 thousand, respectively under the Capital Lease Arrangements.

Annual future minimum payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total
	(In thousands)
Capital leases (1)	$158	$53	$-	$-	$211
Operating leases	1,588	2,607	2,662	998	7,855

Total (2)	$1,746	$2,660	$2,662	$998	$8,066

(1)	-	Presented future payments on capital lease obligations represent payments of principal and related interest.

(2)	-

Excluded from the above table is $361 thousand and $282 thousand of gross liability for uncertain tax positions recorded in accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 2010 and 2009. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8 – Income Taxes” included elsewhere herein.

Recently Issued Accounting Pronouncements

Refer to “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” included elsewhere herein for a discussion of recent accounting changes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in 2010 or 2009. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

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

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

Wakefield, Massachusetts:

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2011

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,903	$5,889
Restricted cash	-	702
Marketable securities	-	6,772
Accounts receivable, net of allowance of $595 and $490, respectively	19,496	18,081
Deferred income taxes, net	-	348
Prepaid expenses and other current assets	1,035	1,639

Total current assets	31,434	33,431

Property and equipment, net	2,797	3,297
Intangible assets, net	3,821	6,302
Goodwill	12,049	9,923
Deferred income taxes, net	-	20,760
Other assets	175	93

Total assets	$50,276	$73,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$7,021	$10,642
Accrued contingent earnout consideration	2,800	1,200
Accrued bonuses	2,292	1,817
Accrued payroll and related liabilities	853	1,263
Accrued commissions	2,191	971
Deferred revenue and other liabilities	1,939	2,270
Capital lease obligations, current	148	220

Total current liabilities	17,244	18,383

Other liabilities	15	107
Capital lease obligations	52	200

Total liabilities	17,311	18,690

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 12,342 and 12,132 shares outstanding as of December 31, 2010 and 2009, respectively	297	297
Paid-in capital	213,326	213,531
Treasury stock, at cost, 17,394 and 17,604 shares at December 31, 2010 and 2009, respectively	(123,888)	(125,568)
Accumulated other comprehensive income (loss)	(48)	6
Accumulated deficit	(56,722)	(33,150)

Total stockholders’ equity	32,965	55,116

Total liabilities and stockholders’ equity	$50,276	$73,806

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Service revenue	$68,843	$46,120	$68,125
Software revenue	11,508	664	1,132
Royalty revenue	2,341	-	-
Reimbursable expenses	5,853	3,301	4,486

Total revenue	88,545	50,085	73,743

Cost of revenue:
Project and personnel costs	42,640	30,190	39,608
Software costs	7,977	496	861
Reimbursable expenses	5,853	3,301	4,486

Total cost of revenue	56,470	33,987	44,955

Gross profit	32,075	16,098	28,788

Operating expenses:
Selling, general and administrative	30,263	18,412	23,232
Depreciation and amortization	4,023	2,694	3,771
Impairment of goodwill and other intangible assets	-	-	48,594

Total operating expenses	34,286	21,106	75,597

Operating loss	(2,211)	(5,008)	(46,809)

Other income, net	34	122	503

Loss before income taxes	(2,177)	(4,886)	(46,306)
Tax provision (benefit)	21,395	(1,047)	712

Net loss	$(23,572)	$(3,839)	$(47,018)

Loss per share:
Basic and diluted net loss per share of common stock	$(1.93)	$(0.32)	$(3.66)

Shares used in computing basic and diluted net loss per share of common stock	12,195	12,067	12,861

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings/ (Deficit)	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2008	29,736	$297	$212,496	(16,439)	$(122,974)	$-	$17,707	$107,526	$8,810

Issuance of common stock related to employee stock plans	-	-	(369)	111	887	-	-	518
Forfeitures of restricted stock awards	-	-	89	(11)	(89)	-	-	-
Stock option exercises	-	-	(417)	118	945	-	-	528
Repurchases of common stock	-	-	-	(1,344)	(5,105)	-	-	(5,105)
Shares surrendered in connection with option exercise	-	-	-	(9)	(46)	-	-	(46)
Share-based compensation expense	-	-	1,555	-	-	-	-	1,555
Net loss	-	-	-	-	-	-	(47,018)	(47,018)	$(47,018)

BALANCE, December 31, 2008	29,736	297	213,354	(17,574)	(126,382)	-	(29,311)	57,958	$(47,018)

Issuance of common stock related to employee stock plans	-	-	(1,102)	192	1,533	-	-	431
Forfeitures of restricted stock awards	-	-	140	(18)	(140)	-	-	-
Repurchases of common stock	-	-	-	(204)	(579)	-	-	(579)
Share-based compensation expense	-	-	1,139	-	-	-	-	1,139
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	6	-	6	$6
Net loss	-	-	-	-	-	-	(3,839)	(3,839)	$(3,839)

BALANCE, December 31, 2009	29,736	297	213,531	(17,604)	(125,568)	6	(33,150)	55,116	$(3,833)

Issuance of common stock related to employee stock plans	-	-	(1,007)	181	1,448	-	-	441
Issuance of restricted stock awards	-	-	(232)	29	232	-	-	-
Share-based compensation expense	-	-	1,034	-	-	-	-	1,034
Currency translation adjustment	-	-	-	-	-	(54)	-	(54)	$(54)
Net loss	-	-	-	-	-	-	(23,572)	(23,572)	$(23,572)

BALANCE, December 31, 2010	29,736	$297	$213,326	(17,394)	$(123,888)	$(48)	$(56,722)	$32,965	$(23,626)

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,572)	$(3,839)	$(47,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	4,023	2,694	3,771
Provision for doubtful accounts	113	113	150
Deferred income taxes	21,108	(1,156)	(138)
Share-based compensation	1,034	1,139	1,555
Amortization of marketable securities discounts (premiums), net	(115)	184	136
Excess tax benefits from stock options	(1)	-	(6)
Impairment of goodwill and other intangible assets	-	-	48,594
Loss on sale of marketable securities	4	7	-
Loss on disposal of fixed assets	-	34	-
Fair value adjustment of contingent earnout consideration	400	-	-
Changes in operating accounts:
Accounts receivable	(1,398)	2,859	3,958
Prepaid expenses and other assets	608	(814)	111
Other assets	(74)	(42)	7
Accounts payable and accrued liabilities	(2,335)	(398)	(494)
Accrued payroll and related liabilities	1,234	(1,255)	(2,856)
Deferred revenue and other liabilities	(331)	231	(28)

Net cash provided by (used in) operating activities	698	(243)	7,742

Net cash used in discontinued operating activities	-	-	(8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	702	-	-
Redemptions of marketable securities	6,877	21,463	29,723
Purchases of marketable securities	-	(17,472)	(25,661)
Purchase of Fullscope Inc., net of cash acquired	(1,415)	(10,942)	-
Purchase of Meridian Consulting International, net of cash acquired	(1,586)	-	-
Purchase of Vertical Pitch, LLC	-	-	(49)
Purchase of Alecian Corporation, including payment under earnout	-	-	(1,000)
Purchase of Lynx Business Intelligence Consulting, Inc., including payment under earnouts	-	(140)	(150)
Capitalization of product development costs	(112)	-	-
Purchases of property and equipment	(368)	(32)	(307)

Net cash provided by (used in) investing activities	4,098	(7,123)	2,556

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(220)	(215)	(202)
Proceeds from employee stock purchase plans and stock option exercises	441	431	1,000
Excess tax benefits from stock options	1	-	6
Repurchases of common stock	-	(579)	(5,105)

Net cash provided by (used in) financing activities	222	(363)	(4,301)

Effects of exchange rates on cash	(4)	-	-
Net increase (decrease) in cash and cash equivalents	5,014	(7,729)	5,989
CASH AND CASH EQUIVALENTS, beginning of period	5,889	13,618	7,629

CASH AND CASH EQUIVALENTS, end of period	$10,903	$5,889	$13,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$23	$36	$51

Cash paid for income taxes	$1,933	$428	$964

Cash receipts from related parties	$-	$-	$179

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Goodwill adjustment	$-	$1,800	$-

Unrealized gain on available for sale securities	$-	$6	$-

Fair value estimate of contingent earnout consideration	$1,600	$1,200	$-

Issuance (forfeiture) of restricted stock awards	$232	$(140)	$(89)

Shares surrendered to cover option exercises and taxes	$-	$-	$46

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company” , “we”, or “our”) is a strategic consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. Headquartered in Wakefield, Massachusetts, as of December 31, 2010, our Company employed approximately 290 consulting professionals and 380 total professionals throughout our network of satellite offices.

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

Cash and Cash Equivalents –

Cash and cash equivalent balances consist of deposits, investments in money market funds and repurchase agreements with large U.S. commercial banks. All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. The Company’s cash equivalents consisted of $4.1 million and $12 thousand in money market funds as of December 31, 2010 and 2009, respectively.

Restricted Cash –

In connection with Edgewater’s December 31, 2009 acquisition of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”), Fullscope, at the closing date of the acquisition, had $702 thousand of restricted cash. The restricted cash represented an escrow deposit made in connection with Fullscope’s sale of certain intellectual property in June 2009 and was released in June 2010. As provided for under the Agreement and Plan of Merger

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

and Reorganization between Edgewater and Fullscope, the restricted cash was released from escrow during 2010 and deposited into a Fullscope Acquisition-related escrow account. Edgewater’s acquisition of Fullscope is described in further detail in Note 4 of the notes to consolidated financial statements.

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

Product Development Costs –

Capitalization of product development costs begins upon the establishment of technological feasibility, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20, “Costs of Software to be Sold, Leased, or Marketed” (“ASC Topic 985”). Amortization of capitalized computer software development costs, which is recorded as component of cost of revenue, is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing to the net realizable value of the products. The Company capitalized a total of $112 thousand in product development costs during the year ended December 31, 2010. These costs represent the entire amount of capitalized product development costs included in the Company’s consolidated balance sheet as of December 31, 2010 under the caption “Intangible assets, net.” No computer software development costs were capitalized as of December 31, 2009. No amortization expense has been recorded during the year ended December 31, 2010, as no products with capitalized costs have reached commercial release as of December 31, 2010.

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

Goodwill is tested for impairment annually at the reporting unit level utilizing the “fair value” methodology. Our annual measurement date is December 2. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

¡	Significant under-performance relative to historical or projected future operating results;
¡	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;
¡	Significant negative industry or economic trends;
¡	Significant decline in its stock price for a sustained period; and
¡	Its market capitalization relative to net book value.

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

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and fixed-fee. Time and materials-based contracts represented 93.5%, 92.7% and 96.7% of service revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Revenue related to our service offerings is recognized as the services are performed and amounts are earned.

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

The revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 4.2%, 4.7% and 1.0% of service revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

We also perform services on a periodic fixed-fee basis under infrastructure service contracts, which include monthly hosting and support services. Fixed-fee contracts represented 2.3%, 2.6% and 2.3% of service revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Revenue under periodic fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

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

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period; a provision for estimated losses on uncompleted projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the years ended December 31, 2010, 2009 or 2008.

Client prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2010 and 2009, the Company has recorded a deferred liability of approximately $418 thousand and $809 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Software revenue represents the resale of certain third-party off-the-shelf software and maintenance and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 13.0%, 1.3% and 1.5% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

The majority of the software sold by the Company is delivered electronically. For software that is delivered electronically, we consider delivery to have occurred when the customer either (a) takes possession of the software via a download (that is, when the customer takes possession of the electronic data on its hardware), or (b) has been provided with access codes that allow the customer to take immediate possession of the software on its hardware pursuant to an agreement or purchase order for the software.

The Company enters into multiple element arrangements which typically include software, post-contract support (or maintenance), and consulting services. Consistent with the software described above, maintenance that is in the form of a pass through transaction, is recognized upon delivery of the software, as all related warranty and maintenance is performed by the primary software vendor and not the Company. Maintenance fee revenue for the Company’s software products, which is inconsequential in all years presented, is recognized ratably over the term of the arrangements, which are generally for a one-year period. The Company has established vendor specific objective evidence (“VSOE”) with respect to the services provided, based on the price charged when the services are sold separately. The Company has established VSOE for maintenance based upon the stated renewal rate method.

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

We receive royalty revenue in connection with the sale of Microsoft Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were subsequently sold to Microsoft in June 2009. Royalty revenues earned are determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by Microsoft. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured.

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

Other Income, Net –

The following table represents the components of other income, net:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Interest income	$32	$192	$554
Interest expense	(15)	(70)	(51)
Gain on foreign exchange	17	-	-

Other income, net	$34	$122	$503

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

Income tax reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not realized based on the technical merits of the tax position. Potential interest and penalties associated with such uncertain tax position is recorded as a component of the income tax provision.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Earnings Per Share –

Basic earnings per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. Following is a reconciliation of the shares used in computing basic and diluted earnings per share for the fiscal years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Shares used in computing basic earnings per share:	12,195	12,067	12,861

Effect of dilutive share-based awards (determined using the treasury stock method):
Stock options	-	-	-
Restricted stock subject to vesting	-	-	-

Shares used in computing diluted earnings per share	12,195	12,067	12,861

Stock options which the exercise price exceeds the average market price have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations of earnings per share in each of the periods presented. Had such shares been included, the presented number of shares for the diluted computation would have increased by approximately 1.5 million, 4.2 million and 2.9 million in the years ended December 31, 2010, 2009, and 2008, respectively. Options to purchase 34 thousand, 12 thousand and 206 thousand shares of common stock that were outstanding during the year ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted net loss per share due to the reported periodic loss. Similarly, 9 thousand shares of restricted stock that were outstanding during the year ended December 31, 2008 were not included in the computation of diluted net loss per share due to the reported periodic loss. No shares of restricted stock were included in the computation of diluted net loss per share due to the reported periodic loss during the years ended December 31, 2010, 2009 and 2008.

Fair Value of Financial Instruments –

Edgewater’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, accounts receivable and accounts payable. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.

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

The following table discloses individual customers with receivable balances in excess of 10% of the Company’s accounts receivable at December 31, 2010 and 2009.

	December 31,
	2010	2009
Accounts receivable:
Customer A	-%	10.9%

For the years ended December 31, 2010, 2009, and 2008, no customer represented more that 10% of the Company’s total service revenue. For the years ended December 31, 2010, 2009, and 2008, our five largest customers represented 15.3%, 20.4%, and 26.2% of our service revenue in the aggregate, respectively.

Comprehensive (Loss) Income –

Comprehensive (loss) income consists of periodic currency translation adjustments and net unrealized gains (losses) on our available-for-sale marketable securities.

Share-Based Compensation –

We recognize as compensation expense the total fair value of share-based awards, over the requisite employee service period (generally the vesting period of the grant). We have used the Black-Scholes option-pricing model to compute the estimated fair value of stock option grants on the date of the award. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Restricted stock awards are valued at the price of our common stock on the date of the award.

The assumptions used in computing the fair value of share-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2010, 2009, and 2008 could have been materially different. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially impacted in the future.

Foreign Currency Translation –

The financial statements for Edgewater’s non-U.S. operations use the local currency as the functional currency and are translated to U.S. dollars. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in our financial statements are accumulated in equity as a component of accumulated other comprehensive income (loss). Realized net gains (losses) on foreign currency transactions are immaterial and are reflected in earnings.

Edgewater’s non-U.S. operations are directly related to the Fullscope Acquisition and the May 17, 2010 acquisition of Meridian Consulting International (“Meridian”) (the “Meridian Acquisition”), which are more fully described in Note 4 of the notes to consolidated financial statements.

Segment Information –

The Company engages in business activities in one operating segment, which combines management consulting, technical knowledge, and enterprise management solutions to develop custom technology and

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

business process solutions. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company also has three reporting units for purposes of its allocation of goodwill and performance of our impairment evaluation.

3.	FAIR VALUE MEASUREMENTS:

We utilize the following valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

¡	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
¡

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

¡	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2010 and December 31, 2009, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market funds, marketable securities and the accrued contingent earnout consideration payable in connection with the Fullscope Acquisition and the Meridian Acquisition, which are more fully described in Note 4.

During 2009, we changed the classification of our marketable securities from held-to-maturity to available-for-sale. Prior to this change, our marketable securities were reported at amortized cost. We changed the classification of our marketable securities as a result of our selling certain securities prior to their maturity. The proceeds from the sale were used in connection with the funding of our acquisition of Fullscope, which is described in more detail in Note 4. At the time we changed our classification, our marketable securities had a fair value of $6.8 million and we recognized an unrealized gain of $6 thousand at the time of transfer.

As of December 31, 2009, our marketable securities are classified as available-for-sale securities, which are recorded at fair value and consist of marketable instruments. The Company held no marketable securities as of December 31, 2010.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued):

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at December 31, 2010:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

Financial liabilities:
Contingent earnout consideration	$2,800	$-	$-	$2,800

Total contingent earnout consideration	$2,800	$-	$-	$2,800

Balance at December 31, 2009:
Financial assets:
Money market investment	$12	$12	$-	$-
Government obligations	6,722	-	6,722	-

Total financial assets	$6,734	$12	$6,722	$-

Financial liabilities:
Contingent earnout consideration	$1,200	$-	$-	$1,200

Total contingent earnout consideration	$1,200	$-	$-	$1,200

The Company has classified its liabilities for contingent earnout consideration relating to its acquisitions of Fullscope and Meridian within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 4.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued):

The Company has not transferred any financial instruments into or out of Level 3 classification during 2009 or 2010. A reconciliation of the beginning and ending Level 3 liabilities for the year ended December 31, 2010 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at January 1, 2009	$0
Initial fair value of contingent earnout consideration related to Fullscope Acquisition	1,200

Balance at December 31, 2009	1,200

Initial fair value of contingent earnout consideration related to Meridian Acquisition	1,200
Change in fair value (included within selling, general and administrative expense)	400

Balance at December 31, 2010	$2,800

Amortization expense related to the net discounts and (premiums) on our available-for-sale securities was ($115) thousand, $184 thousand and $136 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Proceeds from the redemption of available-for-sale securities were $6.9 million, $21.5 million, and $29.7 million in the years ended December 31, 2010, 2009, and 2008.

Realized losses on redemptions were $4 thousand and $7 thousand in the years ended December 31, 2010 and 2009. No loss was realized in 2008.

4.	BUSINESS COMBINATIONS:

Acquisition of Meridian Consulting International:    On May 17, 2010, the Company acquired substantially all of the assets and liabilities of Meridian, pursuant to the terms of an Asset Purchase Agreement (the “Meridian Acquisition”). Headquartered in Chicago, Illinois, Meridian is a specialty solution provider of Oracle’s Hyperion Strategic Finance product which encompasses strategic planning and forecasting, scenario modeling and mergers and acquisitions analysis. Meridian has delivered its services to organizations across various vertical markets including Energy, Higher Education, Retail and Healthcare. The acquisition of Meridian continues the investment in our Enterprise Performance Management (“EPM”)—related service offerings and aligns with our product-centric service offering model. The addition of Meridian’s HSF capabilities strategically positions Edgewater as the only domestic company with the capability to provide the full suite of Oracle’s EPM service offerings.

The Company has estimated total fair value of the purchase price consideration to be $2.8 million. The initial cash consideration paid at close was $1.6 million. The cash paid at closing consisted of the $1.75 million purchase price less $164 thousand attributable to a net working capital adjustment. The initial cash consideration paid by the Company was increased by $1.2 million, representing our adjusted fair value estimate of additional contingent earnout consideration that may be earned by the former stockholders of Meridian, which is described in more detail below. In addition to the above payments, the Company has incurred approximately $392 thousand in direct transaction costs, which has been expensed as incurred.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATIONS (Continued):

An earnout agreement was entered into in connection with the Meridian Acquisition under which the former Meridian stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Meridian stockholders will be based upon the achievement of certain performance measures over three consecutive twelve-month earnout periods, concluding on May 17, 2013. We have recognized $100 thousand of expense, reported as a part of our selling, general and administrative expenses relating to the current fair value assessment of the contingent earnout consideration payable to Meridian’s former stockholders. The maximum amount of contingent earnout consideration that can be earned by the former stockholders of Meridian is capped at $2.7 million.

Effective December 31, 2010, the Meridian Measurement Period is complete. Subsequent adjustments to the original fair value estimates will be reported as a periodic operating expense.

The Company allocated the purchase price between assets, liabilities and identified intangible assets based upon their estimated fair value. The allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Net fair value of accounts receivable	$175
Net fair value of other assets	26
Net fair value of liabilities	(91)
Acquired intangible assets	550	5 Years
Goodwill (deductible for tax purposes)	2,126

Total purchase price	$2,786

The Meridian Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing May 18, 2010, are included in the Company’s accompanying consolidated statement of operations.

The Company has recorded total revenues of $601 thousand and a net loss of $(274) thousand in the statement of operations for the year ended December 31, 2010 related to the Meridian business. These amounts represent the cumulative revenues and net loss recorded since the date of acquisition.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATIONS (Continued):

The following table sets forth supplemental pro forma financial information that assumes the acquisition of Meridian was completed at the beginning of 2009. The information for the years ended December 31, 2010 and 2009 include the historical results of Edgewater and Meridian. The pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	For the Year Ended December 31,
	2010	2009
	(Amounts in Thousands, Except Per Share Data)
Pro forma revenues	$88,820	$52,226
Pro forma net loss	$(23,678)	$(3,553)
Pro forma earnings per share	$(1.94)	$(0.29)

Acquisition of Fullscope, Inc.    In December 2009, the Company acquired all the outstanding stock of Fullscope for approximately $15.1 million cash paid at closing increased by $1.2 million representing the fair value estimate of additional contingent earnout consideration which may be earned by the former Fullscope stockholders. The Fullscope Acquisition provides Edgewater with ERP integration and related consulting service capabilities, discrete and process manufacturing expertise and extends the reach of the Company’s strategic data and analytics offerings into the upper middle market.

An earnout agreement was entered into in connection with the Fullscope Acquisition under which the former Fullscope stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company has increased total purchase price consideration described above by $1.2 million, which represents our initial fair value estimate of the contingent consideration to be paid under the earnout agreement. During 2010, we have recognized $300 thousand of expense, reported as a part of our selling, general and administrative expenses, relating to the current fair value assessment of the contingent earnout consideration payable to Fullscope’s former stockholders. There is no limit to the maximum contingent earnout under the Fullscope agreement.

The following is a reconciliation of the cost of Fullscope with the net assets acquired and the final allocation to goodwill:

	Total	Life (In Years)
	(In Thousands)
Cash acquired	$3,481
Net fair value of accounts receivable	9,408
Net fair value of other liabilities assumed	(9,084)
Acquired intangible assets	4,500	1.5 Years to 6 Years
Goodwill (not deductible for tax purposes)	8,031

Total purchase price	$16,336

Additionally, in connection with the Fullscope Acquisition, the Company recorded a $1.8 million deferred tax liability, which served to reduce the carrying value of the Company’s net deferred tax assets as of December 31, 2009. The Fullscope Acquisition was a stock purchase, and accordingly, the Company did not

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATIONS (Continued):

establish a new tax basis in the net assets acquired as part of the Fullscope Acquisition. The establishment of the deferred tax liability resulted in an increase to the Company’s goodwill asset.

During the year ended December 31, 2010 the Company made the following adjustments related to our initial fair value estimates and purchase price consideration:

¡

The Company increased the carrying value of goodwill by $86 thousand in connection with adjustments to the original fair value estimates of accounts receivable, prepaid expenses, accounts payable, accrued expenses and accrued payroll related liabilities;

¡

The Company increased total purchase price consideration of the Fullscope Acquisition, resulting in an increase to the carrying value of goodwill, by $713 thousand. The increase is attributable to the final true-up of excess net working capital delivered by Fullscope at the closing of the transaction; and

¡

The Company has retrospectively adjusted the financial information for the year ended December 31, 2009 for revisions of our purchase price allocation in connection with the Fullscope acquisition. The adjustment related to a true-up of previously estimated income tax amounts in connection with the filing of Fullscope’s 2009 federal and state tax returns. The adjustments resulted in decreases to goodwill and accrued expenses of $157 thousand.

The Company has presented the above purchase price accounting-related adjustments in its consolidated balance sheets as if they had occurred as of December 31, 2009.

5.	ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $2.9 million and $1.8 million at December 31, 2010 and 2009, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any probable losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Balance at beginning of year	$490	$437	$375
Provisions for doubtful accounts	113	113	150
Charge-offs, net of recoveries	(8)	(60)	(88)

Balance at end of year	$595	$490	$437

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2010	2009
	(In Thousands)
Furniture, fixtures and equipment	$1,431	$1,418
Computer equipment and software	1,233	1,464
Leasehold improvements	3,566	3,608

	6,230	6,490
Less accumulated depreciation and amortization	(3,433)	(3,193)

Total	$2,797	$3,297

Depreciation expense related to property and equipment for the years ended December 31, 2010, 2009, and 2008 totaled approximately $879 thousand, $905 thousand, and $1.0 million, respectively. The Company disposed of $643 thousand and $549 thousand of fully depreciated equipment that was no longer in use during the years ended 2010 and 2009, respectively.

The above table of property and equipment includes assets under capital leases as listed below.

	December 31,
	2010	2009
	(In Thousands)
Furniture, fixtures and equipment	$999	$999
Less accumulated depreciation and amortization	(649)	(486)

Total	$350	$513

7.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

Goodwil
Goodwill	$47,232
Accumulated impairment charges	(47,232)

Balance at January 1, 2009	—
Acquisitions consummated during 2007	92
Acquisitions consummated during 2009	9,831

Balance at December 31, 2009	9,923
Acquisitions consummated during 2010	2,126

Balance at end of year	$12,049

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Significant changes impacting the carrying value of goodwill during the year ended December 31, 2010 and 2009 included the following:

¡

The Company increased the gross carrying value of goodwill by $2.1 million during the year ended December 31, 2010 in connection with the Meridian Acquisition. The Meridian Acquisition and the related fair value allocation of purchase price between assets, liabilities, intangible assets and goodwill is described further detail in Note 4.

¡

The Company increased the gross carrying value of goodwill by $9.8 million during the year ended December 31, 2009 in connection with the Fullscope Acquisition. The Fullscope Acquisition and the related fair value allocation of purchase price between assets, liabilities, intangible assets and goodwill is described further detail in Note 4.

¡

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

As of December 31, 2010, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company from 2007 to 2010. These transactions include the Meridian, Fullscope, Vertical Pitch, Lynx, and Alecian acquisitions. The Fullscope, Vertical Pitch, Lynx and Alecian transactions were completed prior to 2010 and are discussed in greater detail in the Company’s previously filed reports with the SEC.

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

Other net intangibles amounted to $3.8 million and $6.3 million as of December 31, 2010 and 2009, respectively. Following is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2010
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount

	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$2,788	$1,072
Customer relationships	10,378	-	8,459	1,919
Asset purchase agreement	1,400	-	975	425
Trade name and trademark	600	-	307	293
Capitalized product development costs	112	-	-	112

	$16,350	$-	$12,529	$3,821

	December 31, 2009
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount

	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,410	$-	$2,524	$886
Customer relationships	11,640	1,362	6,762	3,516
Asset purchase agreement	1,400	-	-	1,400
Trade name and trademark	600	-	100	500

	$17,050	$1,362	$9,386	$6,302

The Company increased the gross carrying value of intangible assets by $550 thousand during the year ended December 31, 2010 in connection with the Meridian acquisition and $4.5 million during the year ended December 31, 2009 in connection with the Fullscope Acquisition. The Meridian and Fullscope Acquisitions and the related fair value allocation of purchase price between assets, liabilities, intangible assets and goodwill is described further detail in Note 4.

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 7.5 years
Asset purchase agreement	1.5 years
Trade name and trademark	5 years

We amortize intangible assets assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. The weighted average amortization period for all intangible assets subject to amortization was 3.5 years, 3.9 years and 3.4 years as of December 31, 2010, 2009 and 2008, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Amortization expense related to all intangible assets was $3.1 million, $1.8 million and $2.7 million in 2010, 2009 and 2008, respectively.

Estimated annual amortization expense for the next five years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization Expense
(In Thousands)
2011	$1,936
2012	$1,025
2013	$444
2014	$330
2015	$86

8.	INCOME TAXES:

We are subject to U.S. federal tax as well as income tax in multiple states, local and foreign jurisdictions. The Company’s 2003 through 2009 tax years are open and may be subject to examination by these taxing authorities. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax (benefit) provision.

Significant components of the Company’s income tax (benefit) provision consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Current tax expense (benefit):
Federal	$20	$(32)	$(14)
State	90	(366)	605
Foreign	98	(164)	220

	208	(562)	811
Deferred tax (benefit) expense:
Federal	(930)	(1,667)	(6,212)
State	(203)	1,151	(3,548)
Foreign	360	-	-
Change in valuation allowance	21,881	-	9,622

	21,108	(516)	(138)

Unrecognized tax benefit	79	31	39

Income tax provision (benefit)	$21,395	$(1,047)	$712

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$27,530	$28,190
Acquired intangible assets	9,686	10,290
Reserves and accruals	1,414	745
Share-based compensation	1,515	1,207
Depreciation	154	52

Total deferred income tax assets	40,299	40,484
Deferred income tax liabilities:
Acquired intangible assets	(896)	(1,800)
Other	(30)	(84)

Total deferred income tax liabilities	(926)	(1,884)

Valuation allowance	(39,373)	(17,492)

Deferred income tax, net	$-	$21,108

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2010		December 31, 2009
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$865	$39,442	$752	$39,784
Liabilities	(17)	(917)	(65)	(1,871)
Valuation allowance	(848)	(38,525)	(339)	(17,153)

Net deferred tax asset	$-	$-	$348	$20,760

Significant deferred tax attributes and current activity within the Company’s deferred tax accounts included the following:

Net Operating Loss Carryforwards and Credits:    As of December 31, 2010, we have tax effected net operating loss carryforwards for federal income tax purposes of approximately $23.6 million and alternative minimum, worker’s opportunity and foreign tax credits of approximately $2.1 million, which expire at various intervals through 2030. However, $20.9 million of the Company’s federal net operating loss carryforwards and $1.0 million of workers opportunity tax credits are set to expire in 2020. In addition, the Company has various tax effected net operating loss carryforwards for state income tax purposes of approximately $1.5 million, which expire at various intervals through 2029. The Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization.

Acquired Intangible Assets    The 2008 Impairment Charges generated an increase of $11.9 million in the gross carrying value of the Company’s deferred tax assets. The increase was directly related to the recognition of the future deductible temporary timing differences associated with the impairment of the tax deductible goodwill and intangible assets. Additionally, the 2008 Impairment Charges also served to place the Company into a historical three-year cumulative loss position. As is our practice, the Company assessed the recoverability of our deferred tax assets on a more likely than not basis. The review primarily centered upon the carrying value and future recoverability of the Company’s federal net operating loss carryforwards and credits, a majority of which were set to expire on December 31, 2020, and a consideration of certain other alternative minimum and foreign tax credits.

Fullscope Acquisition-Related Deferred Tax Attributes:    As discussed in Note 4, on December 31, 2009, the Company acquired the outstanding stock of Fullscope, Inc. In connection with the Fullscope Acquisition, the Company assumed Fullscope’s deferred tax attributes as of the date of the acquisition. In connection with our initial fair value assessments of assets, liabilities, intangible assets and goodwill, the Company reviewed the carrying value of the acquired deferred tax attributes. Each of our initial fair value assessments related to the Fullscope Acquisition were subject to subsequent adjustment as the Company obtained additional information (the “Fullscope Measurement Period”). The Fullscope Measurement Period was completed during the third quarter of 2010. The Company, in connection with the completion of the measurement period process, recognized gross deferred tax assets of $6.5 million.

A significant portion of the deferred tax attributes assumed in connection with the acquisition are related to Fullscope’s federal net operating loss carryforwards. Prior to the acquisition, the federal net operating loss carryforwards were subject to Internal Revenue Code Section 382 Limitations (“Section 382 Limitations”). As a result of our acquisition, the future use of Fullscope’s federal net operating loss carryforwards will be subject to further Section 382 Limitations. The Company, as part of its purchase accounting, applied a full valuation allowance against the gross carrying value of Fullscope’s net operating loss carryforwards and the other net deferred tax attributes due to uncertainty with respect to our ability to realize a future tax benefit related to these attributes.

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

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Balance, beginning of year	$17,492	$11,021	$4,579
Additions	21,881	-	9,890
Allowance reversals	-	-	(269)
Write-offs	-	-	(3,179)
Fullscope Acquisition	-	6,471	-

Balance, end of year	$39,373	$17,492	$11,021

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

We have net deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. We assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (recent and historical financial performance for example) as it relates to evaluating the future recoverability of our deferred tax assets.

During the third quarter of 2010, in connection with such a review, we recorded a non-cash charge of $21.9 million in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance represents a full valuation reserve against the total gross carrying value of our net deferred tax assets.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. The Company’s historical financial performance and to a lesser extent, forecasts and projections were key measurements utilized in our review. As of December 31, 2009 and through the period ended June 30, 2010 the Company recorded an income tax benefit. At those times management determined that the recovery of the deferred tax assets were considered more likely than not, primarily due to positive evidence in the form of historical earnings adjusted for items of a non-recurring nature that would not be indicative of our future operations and projected taxable income. However, as a result of operating loss in the current quarter ended September 30, 2010, our assessment of our adjusted and cumulative loss positions, and uncertainty as to the timing of profitability in future periods, we recorded a full valuation allowance against our deferred tax assets during the quarter ended September 30, 2010 as we determined that it was not more than likely that the Company would be able to fully realize future economic benefit from its deferred tax assets.

The establishment of a full valuation allowance against the gross carrying value of our net deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be fully available to reduce certain future federal and state income tax obligations.

During 2009, the Company weighed both positive (projections and acquisition of Fullscope) and negative (recent financial results) evidence in assessing the recoverability of our deferred tax assets. Our judgment in assessing the evidence was that the negative and positive evidence were effectively offset and our valuation allowance levels were appropriate.

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

The differences in income taxes determined by applying the statutory federal tax rate of 34% to (loss) income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations result from the following:

	Year Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$(740)	34.0%	$(1,662)	34.0%	$(15,744)	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	60	(2.7)	(279)	5.7	(2,092)	4.5
Tax rate difference on foreign income taxes	(54)	2.4	-	-	-	-
Foreign income taxes	-	-	(223)	4.6	220	(0.5)
Revaluation of deferred tax attributes due to change in effective state income tax rate	-	-	929	(19.0)	-	-
Non-deductible transaction costs, intangible assets and goodwill amortization charges and other permanent items	79	(3.6)	173	(3.5)	8,753	(18.9)
Additions of valuation allowance against certain deferred tax assets	21,881	(1005.2)	-	-	9,622	(20.8)
Unrecognized tax benefits	79	(3.6)	31	(0.6)	39	(0.1)
Other, net	90	(4.1)	(16)	0.3	(86)	0.3

	$21,395	(982.8)%	$(1,047)	21.5%	$712	(1.5)%

In accordance with our evaluation of unrecognized tax benefits, we have established a liability representing our estimated amount of unrecognized tax benefits, plus an additional provision for penalties and interest. Additionally, on December 31, 2009, in connection with the Fullscope Acquisition, we assumed a liability for penalties of $25 thousand.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Gross unrecognized tax benefits at beginning of year	$155	$162	$150
Increases in tax positions in the current year	48	-	12
Settlements	-	(7)	-

Gross unrecognized tax benefits at end of year	$203	$155	$162

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its Consolidated Statements of Operations. As of December 31, 2010, 2009 and 2008, accrued interest and penalties was $158 thousand, $127 thousand and $77 thousand, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

As of December 31, 2010, the $203 thousand tax benefit, if recognized, would reduce our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

9.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the plan were approximately $411 thousand, $357 thousand and $437 thousand in each of the years ended December 31, 2010, 2009, and 2008.

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS:

Overview

We recognize as compensation expense the total fair value of share-based awards, over the requisite employee service period (generally the vesting period of the grant). We have used the Black-Scholes option-pricing model to compute the estimated fair value of share-based awards on the date of grant. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon a combination of historical and implied volatility. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.

Share-Based Compensation Plans

The Company has four share-based compensation plans which are described below; the Amended and Restated 1996 Stock Option Plan (“1996 Plan”), the Amended and Restated 2000 Stock Option Plan (“2000 Plan”), the 2003 Equity Incentive Plan (“2003 Plan”), and the 2008 Omnibus Incentive Plan (“2008 Plan”), collectively the “Equity Plans.” Specifics related to each plan are as follows:

1996 Plan: Grants for shares under the 1996 Plan were limited to 15% of our Company’s outstanding common stock. The only grants outstanding under the 1996 Plan are non-qualified stock option grants, with total qualified stock option grants under the 1996 Plan limited to 650,000 shares of the Company’s common

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

As of December 31, 2010, there are 577,285, 18,950 and 907,182 shares available for future grant under the 2000 Plan, 2003 Plan and 2008 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

Option Plans (Excluding Restricted Share Awards)

The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

The Equity Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Global Market System as of the date of grant. Options granted to officers and employees generally vest in three, four or five year periods, dependent upon the plan or award, and expire on the seventh anniversary of the grant date. Annual options granted to non-employee members of the Company’s Board of Directors generally vest in equal quarterly increments and expire on the fifth anniversary of the grant date, and option grants issued upon their initial election to the Company’s Board of Directors vest in equal one-third increments as of the date of grant and the first and second anniversary of the date of grant.

During the year ended December 31, 2010, the Company granted 578,287 stock options (excluding issuances of restricted share awards issued under either the 2000 Plan or the 2008 Plan), principally as part of a long term incentive program and in connection with the Company’s Board of Director compensation program. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

The share-based compensation expense and its classification in the statements of operations was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Project and personnel costs	$323	$269	$395
Selling, general and administrative	711	870	1,160

Total share-based compensation expense	$1,034	$1,139	$1,555

The fair value of each option award granted during 2010, 2009, and 2008, was based upon the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	50.5%	52.0%	45.1%
Expected dividend yield	-%	-%	-%
Expected life (in years)	3.62	3.36	3.57
Risk-free interest rate	1.3%	1.4%	2.5%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2010, 2009 and 2008 was $1.14, $1.11 and $1.40 per share, respectively.

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In Thousands)
Outstanding at January 1, 2010	4,105,658	$5.20
Granted	578,287	2.96
Exercised	(5,000)	2.60
Forfeited or expired	(1,905,780)	5.90

Outstanding at December 31, 2010	2,773,165	$4.25	4.43	$-

Vested and expected to vest at December 31, 2010	2,471,948	$4.34	4.33	$-

Exercisable at December 31, 2010	1,638,208	$4.77	3.53	$-

The total intrinsic value of stock options exercised during 2010 and 2008 was approximately $2 thousand and $108 thousand, respectively. No stock options were exercised during 2009.

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

Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a five-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2010, 55,470 restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

During the year ended December 31, 2010, the Company issued 30,000 restricted share awards to employees at a purchase price of $0.01 per share. No restricted share awards were issued to employees during the year ended December 31, 2009 and 2008. Additionally, the Company recognized share-based compensation expense of $235 thousand, $338 thousand and $448 thousand during the years ended December 31, 2010, 2009 and 2008, respectively related to restricted share awards.

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2010	71,230	$6.23
Granted	30,000	2.97
Vested	(44,760)	5.84
Forfeited or expired	(1,000)	4.14

Non-vested at December 31, 2010	55,470	$4.83

Expected to vest at December 31, 2010	55,470	$4.83

The total fair value of stock awards vested during the years ended December 31, 2010, 2009, and 2008 was $133 thousand, $395 thousand and $529 thousand, respectively.

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

During the year ended December 31, 2010, 2009, and 2008, the Company issued 199,144, 179,901 and 143,949 shares, respectively, to employees under the ESPP Plans.

The fair value of each ESPP offering was estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility.

	Year Ending December 31,
	2010	2009	2008
Expected volatility	32.7%	74.5%	39.4%
Expected dividend yield	-%	-%	-%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.1%	0.1%	1.8%

The weighted-average fair value of the shares issued under the ESPP Plans in 2010, 2009, and 2008, based upon the assumptions in the preceding table, was $0.76, $0.80 and $1.30, respectively.

Compensation Expense

Share-based compensation expense under all of the Company’s share-based plans was $1.0 million, $1.1 million and $1.6 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $441 thousand, $431 thousand and $1.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. The Company recognized related tax benefits of $308 thousand, $264 thousand and $375 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.6 million and is expected to be recognized over a period of 4.7 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP issuances. Shares may also be issued from unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	CAPITAL STOCK:

Common and Preferred Stock –

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2010 and 2009, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2010 and 2009.

Stockholder Rights Plan –

The Company had a stockholder rights plan, commonly referred to as a “poison pill,” intended to discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Under the plan, our Board of Directors could have issued preferred stock in one or more series without stockholder action. If a person acquired 20% or more of our outstanding shares of common stock, except for certain institutional stockholders, who may acquire up to 25% of our outstanding shares of common stock, then rights under this plan would have been triggered, which would have significantly diluted the voting rights of any such acquiring person. The Company’s stockholder rights plan expired in August 2010. No preferred stock was issued under the stockholder rights plan.

Certain provisions of the General Corporation Law of Delaware may also discourage someone from acquiring or merging with us.

Stock Repurchase Program –

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

In April 2009, the Company initiated cost savings measures, including a reduction of staff, targeted at maintaining operating costs in line with revenue expectations. The measures taken by the Company resulted in severance costs totaling $387 thousand. All related severance costs were accrued by the Company during the second quarter of 2009 and were recorded as a part of either cost of revenue or selling, general and administrative expense. Severance costs recorded to cost of revenue and selling, general and administrative expenses totaled $375 thousand and $12 thousand, respectively. All related severance costs were fully paid as of December 31, 2009.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.	COMMITMENTS AND CONTINGENCIES:

Commitments. We have lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in Note 6. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of December 31, 2010 and 2009, our outstanding obligations under the Capital Lease Arrangements totaled $200 thousand, $420 thousand, respectively. During the year ended December 31, 2010, 2009 and 2008, the Company made payments of principal and interest totaling $215 thousand, $251 thousand and $251 thousand, respectively, under the Capital Lease Arrangements.

We lease office space and certain equipment under capital and operating leases that expire at various times through 2016. Annual future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010, were as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In Thousands)
2011	$158	$1,588
2012	53	1,349
2013	-	1,258
2014	-	1,331
2015	-	1,331
Thereafter	-	998

	211	$7,855

Less amounts representing interest	11

	$200

Rent payments under operating leases were $1.6 million, $1.7 million, and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company had approximately $361 thousand and $282 thousand of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of December 31, 2010 and 2009, respectively.

During the fourth quarter of 2010, in connection with our review of the impact of the discovered embezzlement activity upon Fullscope’s historical financial statements, the Company recorded a $950 thousand liability associated with potential pre-acquisition sales and use tax obligations. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.	COMMITMENTS AND CONTINGENCIES (Continued):

fraudulent activity. The Company believes that this amount is recoverable from an existing escrow account established at the time of the acquisition as it qualifies as an undisclosed liability at the time of our acquisition of Fullscope. The Company has accounted for this pre-acquisition liability as a period expense. Any amounts actually paid to settle this liability may be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which they are determined to be probable of recovery from escrow.

14.	UNAUDITED SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION:

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2010 and 2009. The quarterly operating results are not necessarily indicative of future results of operations.

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$20,270	$23,355	$21,384	$23,536	$88,545
Gross profit	6,708	8,583	7,830	8,954	32,075
Net loss(1)	(639)	(90)	(22,686)	(157)	(23,572)
Basic loss per share	$(0.05)	$(0.01)	$(1.86)	$(0.01)	$(1.93)
Diluted loss per share	$(0.05)	$(0.01)	$(1.86)	$(0.01)	$(1.93)

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$14,880	$12,037	$11,777	$11,391	$50,085
Gross profit	4,648	3,134	4,192	4,124	16,098
Net loss	(454)	(1,278)	(249)	(1,858)	(3,839)
Basic loss per share	$(0.04)	$(0.11)	$(0.02)	$(0.15)	$(0.32)
Diluted loss per share	$(0.04)	$(0.11)	$(0.02)	$(0.15)	$(0.32)

(1)	Quarterly loss for the third quarter of 2010 was impacted by increase of deferred tax asset valuation allowance of $21.9 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Controls and Procedures

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before May 2, 2011. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K, involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors – Nominees for Election” and “Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 8, 2011.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership – Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 8, 2011.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance – Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 8, 2011.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 for Regulation S-K is incorporated by reference to the material under caption “Corporate Governance – Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 8, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance – Compensation of Outside Directors”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 8, 2011.

The “Report of the Compensation Committee on Executive Compensation” contained in our proxy statement shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Equity Compensation Plans” and “Stock Ownership – Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 8, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 8, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A is incorporated herein by reference to the material under the captions “Corporate Governance – Board and Board Committee Matters – Audit Committee”, “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 8, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements required by Item 15 are included and indexed in Part II, Item 8.

(a)	2.	Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

(a)	3.	See “Exhibit Index” on the following pages.

(a) 3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of December 10, 2007, by and among Edgewater Technology-Ranzal, Inc., Vertical Pitch, LLC and Daniel Gudal (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 12, 2007).

2.2	Agreement and Plan or Merger and Reorganization dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and Rurik G. Vandevenne (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 5, 2010).

2.3	Earnout Agreement dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and the Designated Agent, on behalf of the Agent Committee and the Stockholders (Incorporated by reference from Exhibit 2.3 to the Company’s Form 10-K filed with the SEC on March 15, 2010).

2.4	Asset Purchase Agreement dated as of May 17, 2010, by and among Edgewater Technology-Meridian, Inc., Meridian Consulting International LLC and Andrew Starks, Ryan Meester and Ricardo Rasche (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on May 18, 2010).

3.1	Restated Certificate of Incorporation of the Company.*

3.2	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 28, 2007).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-07513)).

10.2	The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998). (1)

10.3	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002). (1)

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

*	Filed herewith

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.4

Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post-Effective Amendment No. 1 to Form S-8, File No. 333-50912, filed with the SEC on May 30, 2002). (1)

10.5	Edgewater Technology, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post Effective Amendment No. 1 to Form S-8, File No. 333-88313, filed with the SEC on May 30, 2002). (1)

10.6	Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.7	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.8	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.9	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey. (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.10	Change in Control Agreement by and among the Company and Timothy R. Oakes dated as of July 21, 2008 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 23, 2008). (1)

10.11	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 of Form S-8, 333-153740 filed with the SEC on September 30, 2008. (1)

10.12	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Form S-8, 333-153741 filed with the SEC on September 30, 2008. (1)

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.13	Change in Control Agreement by and among the Company and Robin Ranzal Knowles dated as of September 15, 2010 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 20, 2010). (1)

10.14	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.15	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

21.1	Subsidiaries of Edgewater Technology, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See Signature Page).*

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on March 31, 2011.

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

Name	Title	Date
/s/ SHIRLEY SINGLETON Shirley Singleton	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ PAUL E. FLYNN Paul E. Flynn	Director	March 31, 2011

/s/ PAUL GUZZI Paul Guzzi	Director	March 31, 2011

/s/ NANCY L. LEAMING Nancy Leaming	Director	March 31, 2011

/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 31, 2011

/s/ DANIEL O’CONNELL Daniel O’Connell	Director	March 31, 2011

/s/ WAYNE WILSON Wayne Wilson	Director	March 31, 2011