Form 10-Q
period 2011-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2011-05-13
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding at May 6, 2011 was 12,457,978.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,515	$10,903
Accounts receivable, net of allowance of $395 and $595, respectively	19,667	19,496
Prepaid expenses and other current assets	1,549	1,035

Total current assets	30,731	31,434

Property and equipment, net	2,777	2,797
Intangible assets, net	3,376	3,821
Goodwill	12,049	12,049
Other assets	251	175

Total assets	$49,184	$50,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,330	$7,021
Accrued contingent earnout consideration	1,509	2,800
Accrued payroll and related liabilities	4,379	5,336
Deferred revenue and other liabilities	1,847	1,939
Capital lease obligations, current	150	148

Total current liabilities	14,215	17,244
Accrued contingent earnout consideration and other liabilities	1,307	15
Capital lease obligations	14	52

Total liabilities	15,536	17,311

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2011 and December 31, 2010, 12,407 and 12,342 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	297	297
Paid-in capital	213,183	213,326
Treasury stock, at cost, 17,329 and 17,394 shares at March 31, 2011 and December 31, 2010, respectively	(123,368)	(123,888)
Accumulated other comprehensive loss	(52)	(48)
Retained deficit	(56,412)	(56,722)

Total stockholders’ equity	33,648	32,965

Total liabilities and stockholders’ equity	$49,184	$50,276

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Service revenue	$19,708	$15,701
Software revenue	1,573	2,921
Process royalties	535	394
Reimbursable expenses	1,778	1,254

Total revenue	23,594	20,270

Cost of revenue:
Project and personnel costs	12,124	10,345
Software costs	1,094	1,963
Reimbursable expenses	1,778	1,254

Total cost of revenue	14,996	13,562

Gross profit	8,598	6,708

Operating expenses:
Selling, general and administrative	7,527	6,737
Depreciation and amortization	703	1,002

Total operating expenses	8,230	7,739

Operating income (loss)	368	(1,031)

Other expense, net	8	24

Income (loss) before income taxes	360	(1,055)
Tax provision (benefit)	50	(416)

Net income (loss)	$310	$(639)

Income (loss) per share:
Basic net income (loss) per share of common stock	$0.03	$(0.05)

Diluted net income (loss) per share of common stock	$0.03	$(0.05)

Shares used in computing basic net income (loss) per share of common stock	12,359	12,138

Shares used in computing diluted net income (loss) per share of common stock	12,360	12,138

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$310	$(639)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	703	1,002
Provision for doubtful accounts	(200)	13
Deferred income taxes	—	(444)
Excess tax benefits from stock options	—	(1)
Stock-based compensation expense	248	219
Amortization of marketable securities premiums, net	—	(33)
Loss on disposal of fixed assets	—	4
Fair value adjustment of contingent earnout consideration	16	50
Changes in operating accounts:
Accounts receivable	15	(1,056)
Prepaid expenses and other assets	(588)	(724)
Accounts payable and accrued liabilities	(708)	(3,177)
Accrued payroll and related liabilities	(957)	(838)
Deferred revenue and other liabilities	(93)	(290)

Net cash used in operating activities	(1,254)	(5,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	—	(1)
Redemptions of marketable securities	—	2,777
Capitalization of product development costs	(43)	—
Purchases of property and equipment	(194)	(94)

Net cash (used in) provided by investing activities	(237)	2,682

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(36)	(56)
Excess tax benefits from stock options	—	1
Proceeds from employee stock plans and stock option exercises	130	116

Net cash provided by financing activities	94	61

Effects of exchange rates on cash	9	(10)

Net decrease in cash and cash equivalents	(1,388)	(3,181)
CASH AND CASH EQUIVALENTS, beginning of period	10,903	5,889

CASH AND CASH EQUIVALENTS, end of period	$9,515	$2,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$35	$1,843

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net issuances and forfeiture of restricted stock awards	$—	$232

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company”) is a strategic consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. The Company is headquartered in Wakefield, Massachusetts.

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “2010 Form 10-K”).

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2010 Form 10-K.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

Comprehensive income (loss) consists of periodic currency translation adjustments and net unrealized gains (losses) on our available-for-sale marketable securities. Substantially all of our revenues have been generated within North America.

3.	SHARE-BASED COMPENSATION:

Stock-based compensation expense under all of the Company’s share-based plans was $248 thousand and $219 thousand in the three-month periods ended March 31, 2011 and 2010, respectively.

Cash received from stock option and Employee Stock Purchase Plan (“ESPP”) exercises under all share-based payment arrangements was $130 thousand and $116 thousand during the three-month periods ended March 31, 2011 and 2010, respectively. The Company recognized a tax deficiency of $(1) thousand during the three-month period ended March 31, 2010 associated with stock option exercises. There were no stock option exercises during the three-month period ended March 31, 2011 and accordingly, there was no related tax benefit (deficiency) recognized by the Company.

As of March 31, 2011, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.7 million and is expected to be recognized over a period of 4.0 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES:

We recorded a provision for income taxes of $50 thousand for the three months ended March 31, 2011. We recorded an income tax benefit of $(416) thousand for the three months ended March 31, 2010. Our 2011 and 2010 periodic income tax provision (benefit) amounts were derived based upon an effective income tax rate, inclusive of both federal and state income taxes, of 42.5% and 42.1%, respectively. Additionally, our reported periodic income tax provision (benefit) includes expense (benefit) amounts attributable to foreign income taxes, changes in our valuation allowance against the carrying value of our net deferred tax assets and interest and penalties.

We have deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. We assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (recent and historical financial performance for example) as it relates to evaluating the future recoverability of our deferred tax assets.

We have a full valuation allowance against our deferred tax assets at March 31, 2011. The establishment of a full valuation allowance against the gross carrying value of our deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available to reduce certain future federal and state income tax obligations.

5.	FAIR VALUE MEASUREMENTS:

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

As of March 31, 2011 and December 31, 2010, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market funds and the accrued contingent earnout consideration payable in connection with the acquisitions of Fullscope, Inc. (“Fullscope”) and Meridian Consulting International (“Meridian”).

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	FAIR VALUE MEASUREMENTS: (Continued)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at March 31, 2011:
Financial assets:
Money Market Investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$2,816	$—	$—	$2,816

Total financial liabilities	$2,816	$—	$—	$2,816

Balance at December 31, 2010:
Financial assets:
Money Market Investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$2,800	$—	$—	$2,800

Total financial liabilities	$2,800	$—	$—	$2,800

The Company has classified its liabilities for contingent earnout consideration relating to its acquisitions of Fullscope and Meridian within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. There were no transfers in or out of Level 3, nor were there any purchases or disposals of Level 3 financial instruments during the quarter ended March 31, 2011.

A reconciliation of the beginning and ending Level 3 liabilities for the three-month period ended March 31, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2010	$2,800
Change in fair value (included within selling, general and administrative expense)	16

Ending balance at March 31, 2011	$2,816

As of March 31, 2011 and December 31, 2010, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	GOODWILL AND INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the period in which the economic benefit of the asset will be utilized. Total amortization expense was $486 thousand and $779 thousand during the three -month periods ended March 31, 2011 and March 31, 2010. This amortization expense relates to certain non-competition covenants, trade names, customer lists and internally developed software costs, which have estimated useful lives expiring between 2011 and 2015.

Estimated annual amortization expense for the current year and the following four years ended December 31, is as follows:

Amortization Expense
(In Thousands)
2011	$1,961
2012	$1,039
2013	$457
2014	$319
2015	$86

7.	BUSINESS COMBINATIONS:

Acquisition of Meridian Consulting International: On May 17, 2010, the Company acquired substantially all of the assets and liabilities of Meridian, pursuant to the terms of an Asset Purchase Agreement (the “Meridian Acquisition”). Headquartered in Chicago, Illinois, Meridian is a specialty solution provider of Oracle’s Hyperion Strategic Finance (“HSF”) product which encompasses strategic planning and forecasting, scenario modeling and mergers and acquisitions analysis. Meridian has delivered its services to organizations across various vertical markets including Energy, Higher Education, Retail and Healthcare. The acquisition of Meridian continues the investment in our Enterprise Performance Management (“EPM”) - related service offerings and aligns with our product-centric service offering model. The addition of Meridian’s HSF capabilities strategically positions Edgewater as one of the only domestic companies with the capability to provide the full suite of Oracle’s EPM service offerings.

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

The Company routinely examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended March 31, 2011 we reversed $50 thousand of accrued contingent earnout consideration (reported as a part of our selling, general and administrative expenses) associated with the completion of the first earnout period, as it was determined that the threshold was not likely to be met and therefore we do not anticipate that any payment will be made in May of 2011. The Company assessed the remaining two earnout periods and concluded that likelihood of achievement remains probable, and therefore, recognized $7 thousand of expense (reported as a part of our selling, general and administrative expenses) related to the current fair value assessment of the contingent earnout consideration payable to Meridian’s former stockholders. Based on the anticipated timing of payment related to the currently recorded Meridian contingent earnout consideration, the Company has reclassified the Meridian contingent earnout consideration to a long-term liability as of March 31, 2011.

Acquisition of Fullscope, Inc.: Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income by the Fullscope business process contract, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company’s balance sheet as of March 31, 2011 includes an accrual of $1.5 million representing our current fair value estimate of the contingent earnout consideration to be earned by the former stockholders of Fullscope. During the three-

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS: (Continued)

month period ended March 31, 2011, the Company recognized $9 thousand of expense (reported as part of our selling, general and administrative expenses), related to a periodic adjustment of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders. There is no limit with respect to the amounts that can be earned by the former Fullscope stockholders under the terms of the earnout agreement.

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Meridian was completed at the beginning of 2010. The information for the three-month period ended March 31, 2010 includes the historical results of Edgewater and Meridian. The unaudited pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

Three Months Ended March 31, 2010
(In Thousands, Except Per Share Data)
Pro forma revenue	$20,495

Pro forma net loss	$(715)

Pro forma diluted net loss per share	$(0.06)

8.	NET INCOME (LOSS) PER SHARE:

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Per Share Data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$310	$(639)

Weighted average common shares outstanding	12,359	12,138

Basic net income (loss) per share of common stock	$0.03	$(0.05)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$310	$(639)

Weighted average shares outstanding	12,359	12,138
Dilutive effect of stock options	1	—

Weighted average common shares, assuming dilutive effect of stock options	12,360	12,138

Diluted net income (loss) per share of common stock	$0.03	$(0.05)

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 3.5 million in the three-month period ended March 31, 2011. The diluted computation would have increased by approximately 2.8 million in the three-month period ended March 31, 2010. Options to purchase approximately 82 thousand shares of common stock that were outstanding during the three -month period ended March 31, 2010, were not included in the computation of diluted net loss per share due to the reported loss during the respective period. As of March 31, 2011 and 2010, there were 3.8 million and 3.9 million share-based awards outstanding under the Company’s Equity Plans, respectively.

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

Business Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. We work onsite with our clients, providing services in the following primary areas:

•	Business advisory services:
•	focus on facets within mergers & acquisitions for private equity, venture and office of the Chief Financial Officer (“CFO”):

•	process, operational, and technical due diligence

•	management and implementation of programs to drive financial and operational efficiencies

•	drive strategic planning, organizational integration and change, and special projects aligned with an organization’s strategic goals and industry best practice

•	provide industry driven management consulting services centered around transformational change

•	Analytics services:

•	drive the implementation of best practices through key performance metrics and benchmarks

•	provide analytics driven dashboard visualization of financial and operational data

•	set foundation for predictive analytics

•	Enterprise information management services:

•	provide industry driven master data management and data governance best practices services

•	construct enterprise data architectures and roadmaps

•	provide for all forms of data conversion, transformation and quality strategies

•	provide for comprehensive data platforms for all analytics, business intelligence and enterprise application efforts

•	Enterprise application services:

•	facilitate business transformation with enterprise application platforms

•	design and implement enterprise performance management (“EPM”) solutions for the office of the CFO

•	design and implement advanced Customer Relationship Management (“CRM”) solutions

•	design and implement Enterprise Resource Planning (“ERP”) solutions and services

•	design and implement custom solutions

•	Technology services:

•	provide technology management services from application management through infrastructure services

•	provide technology architectures and roadmaps

•	provide specialized technical strategies and solutions

•	provide custom disaster recovery and business continuity design and implementation services

Our primary target is the client who wants experienced, highly-trained talent onsite for strategic, transformational projects providing a high rate of return. Edgewater typically goes to market through either a product-based service channel, through which we can provide specifically tailored point solutions, or through our classic advisory services. This approach enables us to offer a flexible way for customers to engage us. We also provide specialized horizontal services and capabilities packaged with vertical expertise to clients in industries including, but not limited to: Consumer Packaged Goods (“CPG”)/Manufacturing; Discrete and Process Manufacturing; Energy/Utilities; Healthcare; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets.

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements (primarily monthly hosting and support services). Time and materials-based contracts represented 93.6% and 92.3% of service revenue for the three-month periods ended March 31, 2011 and 2010, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 4.2% and 5.7% of service revenue for the three-month periods March 31, 2011 and 2010, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-fee contracts represented 2.2% and 2.0% of service revenue during the three-month periods ended March 31, 2011 and 2010, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract.

In connection with the addition of a product-based consulting model, we anticipate that software revenue will continue to represent a significant portion of our revenues. Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

Operating Expenses. The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes stock compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expense is composed of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2011, Compared to Results for the Three Months Ended March 31, 2010,” included elsewhere in this Quarterly Report on Form 10-Q.

Non-Routine Professional Services-Related Expenses. During fiscal 2010 and the first quarter of 2011, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, Inc., one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). In the three-month period ended March 31, 2011, the Company incurred approximately $63 thousand in non-routine professional service-related expenses attributable to the Fullscope Embezzlement Issue. As the Company discovered the Fullscope Embezzlement Issue during the second quarter of 2010, we did not incur any non-routine expenses related to the Fullscope Embezzlement Issue during the first quarter of 2010.

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

Results for the Three Months Ended March 31, 2011, Compared to Results for the Three Months Ended March 31, 2010

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Revenue:
Service revenue	83.5%	77.5%
Software revenue	6.7%	14.4%
Process royalties	2.3%	1.9%
Reimbursable expenses	7.5%	6.2%

Total revenue	100.0%	100.0%

Cost of revenue:
Project and personnel costs	51.5%	51.0%
Software costs	4.6%	9.7%
Reimbursable expenses	7.5%	6.2%

Total cost of revenue	63.6%	66.9%

Gross Profit	36.4%	33.1%

Operating expenses:
Selling, general and administrative	31.9%	33.3%
Depreciation and amortization	3.0%	4.9%

Total operating expenses	34.9%	38.2%

Operating income (loss)	1.5%	(5.1)%

Other income (expense), net	—	(0.1)%

Income (loss) before income taxes	1.5%	(5.2)%
Income tax provision (benefit)	0.2%	(2.0)%

Net income (loss)	1.3%	(3.2)%

Revenue. Total revenue increased by $3.3 million, or 16.4%, to $23.6 million for the three-month period ended March 31, 2011, compared to total revenue of $20.3 million in the three-month period ended March 31, 2010. With respect to the comparative increases in year-over-year total revenue, service revenue increased by $4.0 million, or 25.5%, in the three-month period ended March 31, 2011. Software revenue decreased by $1.3 million in the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010.

We experienced comparative year-over-year growth in all of our service offerings during the first quarter of 2011. The service revenue increase during the first quarter of 2011 is largely associated with comparative increases in our EPM- and ERP-related service offerings. Additionally, we are reporting 22.5% organic service revenue growth on a year-over-year basis, which excludes service revenue associated with Meridian, which was acquired in May 2010.

On a sequential quarterly basis, service revenue in the first quarter of 2011 increased by $2.0 million, or 11.5% compared to the fourth quarter of 2010. Historically, we have experienced softness in our first quarter service revenue as a result of seasonality in our EPM-related service offerings. Our EPM-related service offerings are targeted at a financial-based audience, who tend to be engaged with year end close processes during the first quarter of each fiscal year. This seasonality in our EPM-related service offerings has also had an influence upon, on a sequential basis, our overall first quarter service revenue.

The year-over-year and sequential improvement in first quarter 2011 service revenue is the result of the increased sales activity we experienced in the fourth quarter of 2010. This increased activity resulted in the generation of new projects, in both our EPM- and ERP-related service offerings, which enabled us to overcome the traditional softness in our first quarter service revenue.

Utilization, which is the rate at which we are able to generate revenue from our consultants, improved to 79.3% during the first quarter of 2011 compared to 75.3% during the first quarter of 2010. We typically target utilization in a range from 78%-82%. Utilization is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The reported improvement in our billable consultant utilization rate is being driven by the comparative increases in EPM-and ERP-related service revenue.

Annualized service revenue per billable consultant, as adjusted for utilization, was $327 thousand during the quarterly period ended March 31, 2011, which is relatively consistent with the annualized service revenue per billable consultant of $326 thousand during the comparative 2010 quarterly period.

During the three-month period ended March 31, 2011, software revenue totaled $1.6 million, or 6.6% of total revenue, compared to software revenue of $2.9 million, or 14.4% of total revenue, in the three-month period ended March 31, 2010. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software. The comparative year-over-year decrease in our first quarter 2011 software revenue is primarily related to a significant software deal signed at the end of the first quarter of 2010.

Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third party off-the-shelf software. On a sequential quarterly basis, reported software revenue decreased by $2.1 million, or 56.7%, as compared to the fourth quarter of 2010. Fullscope has historically reported a significant portion of its software revenue during the quarterly periods ended June 30, as compared to other fiscal quarterly periods. Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Fullscope’s software revenue, which we anticipate will represent the majority of our software revenue in 2011, has historically been sold at a higher margin than our EPM-related software. Additionally, because software revenue has become a larger percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon periodic gross margins.

During the first quarter of 2011, we recognized $954 thousand in service and royalty revenue from Fullscope’s business process contract. This contract entails providing services upon which the earnout agreement associated with the Fullscope Acquisition is based. As per the terms of the earnout agreement, the service and royalty revenue generated by the business process contract is scheduled to end on June 30, 2011. The Company currently anticipates that no revenues will be generated by the business process contract after the end of the second quarter of 2011.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $524 thousand, to $1.8 million for the three-month period ended March 31, 2011, as compared to $1.3 million in the comparative 2010 quarterly period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The total number of customers the Company served during the three-month period ended March 31, 2011 was 442, as compared to 211 customers during the three-month period ended March 31, 2010. This year-over-year change is in large part due to the growth in our EPM-related services. During the first three months of 2011, we engaged on new projects with a total of 31 new customers, compared to 24 new customer engagements during the first three months of 2010.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs (principally related to salaries, payroll taxes and employee benefits), software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.4 million, or 10.6%, to $15.0 million for the three-month period ended March 31, 2011 compared to $13.6 million in the comparative 2010 quarterly period.

The primary driver of the comparative first quarter of 2011 year-over-year increase in cost of revenue, on an absolute dollar basis, is the direct result of the growth in billable headcount necessary to support our service revenue growth, increases in fringe expenses, and to a lesser extent, incremental cost of revenue associated with the Meridian Acquisition, which closed on May 17, 2010 and was not a part of our first quarter 2010 operating results. The Company maintained 311 billable consultants, including contractors, as of the quarter ended March 31, 2011 compared to 268 billable consultants at the end of the comparative prior year quarter.

We continue to leverage the use of contractors to support our Fullscope service delivery needs. Contractor expense totaled $959 thousand and $1.1 million during the three-month period ended March 31, 2011 and 2010, respectively. We have established initiatives targeting a reduction in our reliance upon contractors. We made progress in this area during fiscal 2010. In the first quarter of 2011, we increased our reliance upon contractors as a means to support the continued growth of Fullscope’s ERP-related service offerings.

Project and personnel costs represented 51.4% and 50.0% of total revenue during the three-month periods ended March 31, 2011 and 2010, respectively. The similarity in the periodic project and personnel costs, as a percentage of total revenue, is primarily related to the comparative revenue growth and the associated improvement in billable consultant utilization.

Software costs amounted to $1.1 million and $2.0 million during the three-month periods ended March 31, 2011 and March 31, 2010, respectively. The decrease in the comparative 2011 current quarter software costs, as described under “—Revenue” above, is a direct result of the timing of software purchases within our Fullscope business. Software costs are expected to fluctuate between quarters depending on our customer’s demand for software. Reimbursable expenses increased to $1.8 million for the three-month period ended March 31, 2011 as compared to $1.3 million in the comparative quarterly period of 2010.

Gross Profit. During the three-month period ended March 31, 2011, total gross profit increased by $1.9 million, or 28.2%, to $8.6 million compared to total gross profit of $6.7 million in the three-month period ended March 31, 2010. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Gross margin, as a percentage of total revenue, improved to 36.4% in the first quarter of 2011 compared to 33.1% in the comparative 2010 quarterly period. The periodic year-over-year improvement in gross margin is directly related to the comparative improvement in our billable consultant utilization rate, which was partially offset by an increase in fringe benefit-related expenses.

On a sequential basis, gross margin in the first quarter of 2011, on both an absolute dollar basis and as a percentage of total revenue, was lower than that reported in the fourth quarter of 2010. The decrease in gross margin in the first quarter of 2011 is directly related to the resetting of FICA and other fringe-related expenses in the first quarter of 2011, which was offset by the shift in revenue mix between service revenue, which increased on a sequential basis by $2.0 million, and software revenue which decreased on a sequential basis by $2.1 million. The gross margin we achieve on our service revenue is higher than that realized on our software revenue.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of revenue, SG&A expenses were 31.9% during the three-month period ended March 31, 2011, compared to 33.3% in the comparative 2010 year-to-date period.

On an absolute dollar-basis, SG&A expenses increased by $790 thousand, or 11.7%, to $7.5 million in the three-month period ended March 31, 2011 compared to SG&A expenses of $6.7 million in the three-month period ended March 31, 2010.

The quarterly year-over-year increase in SG&A expense was driven primarily by comparative increases in management salaries and wages, commission expense in connection with the periodic revenue growth, marketing expenses, professional services expenses related to legal and accounting matters, including expenses associated with the Fullscope Embezzlement Issue, and recruiting expenses incurred in connection with the increase in our billable consultant headcount. These increases were partially offset by a current quarter reduction in our allowance for doubtful accounts.

During 2010, we discovered embezzlement activity in Fullscope, our wholly-owned subsidiary, which has resulted in the Company recording certain, non-routine periodic professional services-related expenses. We anticipate that we may continue to incur additional expenses associated with the pre-acquisition embezzlement activities identified at Fullscope. We intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. Amounts recovered and/or reimbursed, if any, in connection with this matter will be recorded in the period during which amounts are settled by the Company.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $299 thousand, or 29.8%, to $703 thousand in the quarter ended March 31, 2011 compared to $1 million in the quarter ended March 31, 2010.

Amortization expense was $486 thousand during the three- month period ended March 31, 2011, compared to amortization expense of $779 thousand in the three -month period ended March 31, 2010. The decrease in amortization expense during the first quarter of 2011 is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which the economic benefit is expected to be consumed. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010. Depreciation expense of $217 thousand in the first quarter of 2011 was consistent with depreciation expense recognized during the comparative three- month period of 2010.

Operating Income (Loss). Operating income for the first quarter of 2011 was $368 thousand compared to an operating loss of $(1.1) million in the comparative 2010 quarterly period. The comparative improvement in our operating performance during the first quarter of 2011 is primarily attributable to the overall increase in service revenue and the related improvement in our billable consultant utilization rate. The related increase in gross margin in the first quarter of 2011 was partially offset by the incremental increase in SG&A expenses and increased by the reduction in comparative periodic amortization expense. Each of these expense items is explained in further detail above.

Other Expense, Net. Other expense totaled $(8) thousand and $(24) thousand during the three months ended March 31, 2011 and 2010, respectively. This amount primarily represents the Company’s interest income on invested cash balances, interest expense related to our capital lease obligations and foreign currency exchange gains (losses) recorded during the current quarterly and year-to-date periods.

Income Tax Provision (Benefit). We recorded a provision for income taxes of $50 thousand during the three months ended March 31, 2011. We recorded an income tax benefit of $(416) thousand during the three months ended March 31, 2010. Our 2011 and 2010 periodic income tax provision (benefit) amounts were derived based upon an effective income tax rate, inclusive of both federal and state income taxes, of 42.5% and 42.1%, respectively. Our current period income tax expense was reduced by a decrease in the valuation allowance provided against the entire carrying value of our net deferred tax assets. Reported income tax expense during the three-month period ended March 31, 2011 includes expense amounts attributable to foreign income taxes, federal alternative minimum tax and interest and penalties.

We have deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. We assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (recent and historical financial performance for example) as it relates to evaluating the future recoverability of our deferred tax assets. Based on such evaluations, we have concluded that a full valuation allowance against our deferred tax assets remains appropriate.

The establishment of a full valuation allowance against the gross carrying value of our net deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available to reduce certain future federal and state income tax obligations.

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

Net Income (Loss). We reported net income of $310 thousand during the three-month period ended March 31, 2011, compared to a reported net loss of $(639) thousand during the three-month period ended March 31, 2010. The current quarter increase in net income is primarily attributable to the growth in service revenue along with the comparable reduction in amortization expense, each of which is described in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(1,254)	$(5,914)
Investing activities	(237)	2,682
Financing activities	94	61
Effects of exchange rates on cash	9	(10)

Total cash used during the period	$(1,388)	$(3,181)

As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $9.5 million and $10.9 million, respectively. Working capital, which is defined as current assets less current liabilities, totaled $16.5 million and $14.2 million as of March 31, 2011 and December 31, 2010, respectively. The comparative decrease in our cash and cash equivalents balance is related to payments made under Edgewater’s 2010 performance-based bonus plans, annual renewals of insurance premiums, purchases of capital equipment and capital lease obligations. These first quarter outflows of cash were offset by inflows from the Company’s employee stock purchase plan and the collections of outstanding accounts receivable balances.

First quarter of 2010 cash outflows primarily related to the liabilities assumed in connection with the Fullscope Acquisition, which included $1.8 million in federal and state income taxes, $1.3 million in accrued wages, bonuses and commissions and $3.0 million in accounts payable specifically related to Fullscope’s fourth quarter re-sales of Dynamics AX-related software (the “Fullscope Payments”). Additionally, the Company had typical first quarter cash outflows associated with broad-based payments made under Edgewater’s 2009 performance-based bonus plan, annual renewals of insurance premiums and capital lease obligations. These cash outlays were partially offset by proceeds from issuances under the Company’s employee stock purchase plan and collections of outstanding accounts receivable balances.

Our primary historical sources of funds have been from operations and the proceeds from equity offerings. Our principal historical uses of cash have been to fund working capital requirements, capital expenditures and acquisitions. We generally pay our employees bi-weekly for their services, while receiving payments from customers 30 to 60 days from the date of the invoice.

Net cash used in operating activities was $1.3 million and $5.9 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used during the three months ended March 31, 2011 was largely attributable to outflows related $1.0 million in accrued payroll and related liabilities, which were essentially made in connection with Company’s 2010 performance-based bonus programs, a $588 thousand increase in prepaid expenses which was primarily associated with the

Company’s renewal of 2011 insurance policies and a $708 thousand decrease in accounts payable and accrued expenses, which amount includes payments made to Microsoft in connection with fourth quarter of 2010 re-sales of Microsoft Dynamics AX software. These outflows were offset by $310 thousand in current quarter income, a $(200) thousand non-cash reduction in our allowance for doubtful accounts and other non-cash charges of $703 thousand in depreciation and amortization expense and $248 thousand in stock-based compensation expense.

Net cash used during the three months ended March 31, 2010 was largely attributable to outflows related to $3.2 million in accounts payable and accrued expenses, and $838 thousand in accrued payroll and related liabilities. Additionally, the Company reported cash outflows related to the $639 thousand operating loss, $724 thousand in prepaid expenses, which were attributable to increases associated with insurance renewals and a $1.1 million increase in accounts receivable in connection with the current quarter increase in total revenue. These cash outflows were partially offset by non–cash charges related to $1.0 million in depreciation and amortization expense and $219 thousand in stock-based compensation expense.

Net cash (used in) provided by investing activities was $(237) thousand and $2.7 million for the three months ended March 31, 2011 and 2010, respectively. Cash used in investing activities during the three months ended March 31, 2011 was attributable to capital expenditures of $194 thousand combined with $43 thousand in capitalized costs associated with the internal development of an add-on software module for Microsoft Dynamics AX targeted to the chemical processing field. Cash provided by investing activities for the three months ended March 31, 2010 was attributable to $2.8 million in redemptions of marketable securities, partially offset by $94 thousand of capital expenditures.

Net cash provided by financing activities was $94 thousand and $61 thousand for the three months ended March 31, 2011 and 2010, respectively. The net cash provided by financing activities during each of the three-month periods is primarily the result of inflows of cash received in connection with proceeds from the Company’s employee stock purchase program, offset by principal payments on capital lease obligations.

Our combined cash and cash equivalents decreased by $1.4 million and $3.2 million during the three-month periods ended March 31, 2011 and 2010, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash and cash equivalents was $9.5 million and $6.7 million as of March 31, 2011 and 2010, respectively.

As of March 31, 2011, our primary material future liquidity requirements consist of earnout payments associated with the Fullscope Acquisition and Meridian Acquisition and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

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

Acquisitions, Earnout Payments and Commitments

Acquisition of Fullscope, Inc.: Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income by the Fullscope business process contract, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company’s balance sheet as of March 31, 2011 includes an accrual of $1.5 million representing our current fair value estimate of the contingent earnout consideration to be earned by the former stockholders of Fullscope. During the three-month period ended March 31, 2011, the Company recognized $9 thousand of expense, which was recorded as selling, general and administrative expense, related to a periodic adjustment of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders. There is no limit with respect to the amounts that can be earned by the former Fullscope stockholders under the terms of the earnout agreement.

Acquisition of Meridian Consulting International: Contingent earnout consideration to be paid, if any, to the former Meridian stockholders will be based upon the achievement of certain performance measures over three consecutive twelve-month earnout periods, concluding on May 17, 2013. The Company’s balance sheet as of March 31, 2011 includes an accrual of $1.3 million representing our current fair value estimate of the contingent earnout consideration to be earned by the former stockholders of Meridian. During the three-month period ended March 31, 2011, the Company recognized $7 thousand of expense, which was recorded as selling, general and administrative expense, related to a periodic adjustment of the estimated fair value of the contingent consideration payable to Meridian’s former stockholders. The maximum amount of contingent earnout consideration that can be earned by the former stockholders of Meridian is capped at $2.7 million.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 24 to 60 months and have interest rates that range between 6.0% and 17.0% per annum on the outstanding principle balances. As of March 31, 2011, our outstanding obligations under our Capital Lease Arrangements totaled $164 thousand. Of this amount, $150 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During each of the comparative three-month periods ended March 31, 2011 and 2010, the Company made payments of principal and interest totaling $39 thousand and $63 thousand, respectively, under the Capital Lease Arrangements.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2011.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information (ASU 2010-29), to add additional disclosures about the total revenue and earnings of the acquired entity as if the acquisition were closed on the first day of the previous calendar year. Further, disclosure will be required of any material nonrecurring pro forma adjustments. The amended guidance will be implemented on a prospective basis for acquisitions entered into after January 1, 2011.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 5 in the accompanying notes to the unaudited condensed consolidated financial statements) . Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the period ending December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011, and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward Looking Statements.”

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2010 Annual Report on Form 10-K as filed with the SEC on March 31, 2011.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2011 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs . In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “forecast,” “project,” “target,” “potential,” “estimate,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “intend,” “plan,” “focus,” “build,” “strategy,” “maximize,” “commitment,” “create,” “implement,” “seek,” “establish,” “pursue,” “continue,” “can,” or terms of similar meaning. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Business Intelligence (“BI”) and Enterprise Performance Management (“EPM”) solutions, custom development and system integration services and/or declines in industry-wide information technology (“IT”) spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving economic, geopolitical or technology market conditions; (6) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (7) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (8) failure to expand outsourcing services to generate additional revenue; (9) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; and/or (10) the failure of the marketplace to embrace specialty consulting services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Item I “Business – Factors Affecting Finances, Business Prospects and Stock Volatility” in our 2010 Annual Report on Form 10-K filed with the SEC on March 31, 2011. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Except as otherwise required, we undertake no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2011 and 2010. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or loss from continuing operations during the three-month periods ended March 31, 2011 and 2010.

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

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We maintain insurance in amounts, with coverages and deductibles, which we believe are reasonable. As of the date of the filing of this Quarterly Report on Form 10-Q, our Company is not a party to any existing material litigation matters.

ITEM 1A. RISK FACTORS

This Form 10-Q contains forward-looking statements. As discussed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and herein under “Special Note Regarding Forward Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic or current reports filed with the Securities and Exchange Commission, in our Annual Report to Shareholders, in our Proxy Statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

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

The following table provides information with respect to purchases of our common stock during the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
January 1 – 31, 2011	0	$0.00	0	$2,815,948
February 1 – 28, 2011	0	$0.00	0	$2,815,948
March 1 – 31, 2011	0	$0.00	0	$2,815,948

Total	0	$0.00	0	$2,815,948

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Company*

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

*	- Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 13, 2011	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)