Form 10-Q
period 2011-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2011-08-05
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 3, 2011 was 12,458,000.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,330	$10,903
Accounts receivable, net of allowance of $300 and $595, respectively	22,658	19,496
Prepaid expenses and other current assets	1,146	1,035

Total current assets	36,134	31,434

Property and equipment, net	2,746	2,797
Intangible assets, net	2,876	3,821
Goodwill	12,049	12,049
Other assets	251	175

Total assets	$54,056	$50,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,406	$7,021
Accrued contingent earnout consideration	3,633	2,800
Accrued payroll and related liabilities	3,985	5,336
Deferred revenue and other liabilities	1,714	1,939
Capital lease obligations, current	127	148

Total current liabilities	18,865	17,244
Accrued contingent earnout consideration and other liabilities	699	15
Capital lease obligations	—	52

Total liabilities	19,564	17,311

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2011 and December 31, 2010, 12,443 and 12,342 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	297	297
Paid-in capital	213,360	213,326
Treasury stock, at cost, 17,329 and 17,394 shares at June 30, 2011 and December 31, 2010, respectively	(123,080)	(123,888)
Accumulated other comprehensive loss	(67)	(48)
Retained deficit	(56,018)	(56,722)

Total stockholders’ equity	34,492	32,965

Total liabilities and stockholders’ equity	$54,056	$50,276

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Service revenue	$18,626	$17,387	$38,334	$33,088
Software revenue	4,746	3,768	6,319	6,689
Process royalties	2,199	787	2,734	1,181
Reimbursable expenses	1,825	1,413	3,603	2,667

Total revenue	27,396	23,355	50,990	43,625

Cost of revenue:
Project and personnel costs	11,873	10,563	23,997	20,908
Software costs	2,871	2,796	3,965	4,759
Reimbursable expenses	1,825	1,413	3,603	2,667

Total cost of revenue	16,569	14,772	31,565	28,334

Gross profit	10,827	8,583	19,425	15,291

Operating expenses:
Selling, general and administrative	9,443	7,697	16,970	14,434
Depreciation and amortization	712	1,002	1,415	2,004

Total operating expenses	10,155	8,699	18,385	16,438

Operating income (loss)	672	(116)	1,040	(1,147)

Other income (expense), net	25	(25)	17	(49)

Income (loss) before income taxes	697	(141)	1,057	(1,196)
Tax provision (benefit)	302	(51)	352	(467)

Net income (loss)	$395	$(90)	$705	$(729)

Income (loss) per share:
Basic net income (loss) per share of common stock	$0.03	$(0.01)	$0.06	$(0.06)

Diluted net income (loss) per share of common stock	$0.03	$(0.01)	$0.06	$(0.06)

Shares used in computing basic net income (loss) per share of common stock	12,426	12,169	12,391	12,139

Shares used in computing diluted net income (loss) per share of common stock	12,456	12,169	12,402	12,139

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$395	$(90)	$705	$(729)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	725	1,002	1,428	2,004
Provision for doubtful accounts	(95)	—	(295)	13
Deferred income taxes	—	(60)	—	(504)
Excess tax benefits from stock options	—	—	—	(1)
Stock-based compensation expense	361	282	609	501
Amortization of marketable securities (premiums) discounts, net	—	(81)	—	(114)
Loss on sale of marketable securities	—	—	—	4
Fair value adjustment of contingent earnout consideration	1,451	50	1,467	100
Changes in operating accounts:
Accounts receivable	(2,918)	(390)	(2,907)	(1,446)
Prepaid expenses and other current assets	402	743	(186)	19
Accounts payable and accrued liabilities	3,144	747	2,436	(2,430)
Accrued payroll and related liabilities	(394)	1,687	(1,351)	849
Deferred revenue and other liabilities	(133)	(173)	(226)	(463)

Net cash provided by (used in) operating activities	2,938	3,717	1,680	(2,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	—	(1)	—	(2)
Redemptions of marketable securities	—	4,100	—	6,877
Capitalization of product development costs	—	—	(43)	—
Acquisition of Meridian Consulting International	—	(1,586)	—	(1,586)
Acquisition of Fullscope, Inc.	—	(713)	—	(713)
Purchases of property and equipment	(195)	(61)	(389)	(155)

Net cash (used in) provided by investing activities	(195)	1,739	(432)	4,421

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(37)	(57)	(72)	(113)
Excess tax benefits from stock options	—	—	—	1
Proceeds from employee stock plans and stock option exercises	104	90	233	206

Net cash provided by financing activities	67	33	161	94

Effects of exchange rates on cash	5	(14)	18	(24)

Net increase in cash and cash equivalents	2,815	5,475	1,427	2,294
CASH AND CASH EQUIVALENTS, beginning of period	9,515	2,708	10,903	5,889

CASH AND CASH EQUIVALENTS, end of period	$12,330	$8,183	$12,330	$8,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$108	$47	$143	$1,890

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on securities	$—	$—	$—	$4

Net issuances and forfeitures of restricted stock awards	$(120)	$—	$(120)	$232

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2010 Form 10-K.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

Comprehensive income (loss) consists of periodic currency translation adjustments.

3.	SHARE-BASED COMPENSATION:

Stock-based compensation expense under all of the Company’s share-based plans was $361 thousand and $609 thousand for the three- and six-month periods ended June 30, 2011, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $282 thousand and $501 thousand for the three- and six-month periods ended June 30, 2010, respectively.

Cash received from ESPP exercises under all share-based payment arrangements was $104 thousand and $233 thousand during the three- and six-month periods ended June 30, 2011, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $90 thousand and $206 thousand during the three- and six-month periods ended June 30, 2010, respectively. There were no stock option exercises during the three and six-month periods ended June 30, 2011. During the six month period ended June 30, 2010 the Company recognized a tax deficiency of $(1) thousand related to stock option exercises.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SHARE-BASED COMPENSATION: (Continued)

As of June 30, 2011, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.9 million and is expected to be recognized over a weighted-average period of 2.73 years.

The Company intends to use previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

4.	INCOME TAXES:

The Company recorded a tax expense of $302 thousand and $352 thousand for the three- and six-month periods ended June 30, 2011, respectively. The Company recorded a tax benefit of ($51) thousand and ($467) thousand during the three- and six-month periods ended June 30, 2010, respectively. The reported tax expense for the three- and six-month periods ended June 30, 2011 is based upon an effective tax rate of 33.3%, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill. The reported tax benefit for the three- and six-month periods ended June 30, 2010 is based upon an effective tax rate of 39.0%, related to our combined federal and state income taxes.

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

We have a full valuation allowance against our deferred tax assets at June 30, 2011. The establishment of a full valuation allowance against the gross carrying value of our deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available, subject to possible statutory limitations, to reduce certain future federal and state income tax obligations.

5.	FAIR VALUE MEASUREMENT:

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

As of June 30, 2011 and December 31, 2010, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments and the accrued contingent earnout consideration payable in connection with Company’s acquisitions of Fullscope and Meridian Consulting International, which are more fully described in Note 7.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	FAIR VALUE MEASUREMENT: (Continued)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)
Balance at June 30, 2011:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$4,267	$—	$—	$4,267

Total contingent earnout consideration	$4,267	$—	$—	$4,267

Balance at December 31, 2010:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$2,800	$—	$—	$2,800

Total contingent earnout consideration	$2,800	$—	$—	$2,800

The Company has classified its liabilities for contingent earnout consideration relating to its acquisition of Fullscope, Inc. and Meridian Consulting International (“Meridian”) within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 7.

A reconciliation of the beginning and ending Level 3 net liabilities for the six-month period ended June 30, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance at December 31, 2010	$2,800
Change in fair value (included within selling, general and administrative expense)	1,467

Ending balance at June 30, 2011	$4,267

No financial instruments were transferred into or out of Level 3 classification during the three- or six-month periods ended June 30, 2011.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	FAIR VALUE MEASUREMENT: (Continued)

As of June 30, 2011 and December 31, 2010, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

6.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three- or six-month periods ended June, 30, 2011.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $486 thousand and $975 thousand during the three- and six-month periods ended June 30, 2011, respectively. Amortization expense was $784 thousand and $1.6 million during the three- and six-month periods ended June 30, 2010, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2011 and 2016.

The Company recorded amortization from capitalized internally developed software (reported as part of our software expense) of $13 thousand during the three- and six-month periods ended June 30, 2011. There was no amortization of capitalized internally developed software during the three- or six-month periods ended June 30, 2010.

Estimated annual amortization expense for the current year and the following four years ending December 31, is as follows:

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

In connection with the Meridian Acquisition, the Company entered into an earnout agreement under which the former Meridian stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Meridian stockholders will be based upon the achievement of certain performance measures over three consecutive twelve-month earnout periods, concluding on May 17, 2013. The maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn is capped at $2.7 million.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS: (Continued)

In May 2011, Meridian completed its first twelve-month earnout period, during which the required performance measurements were not achieved. Accordingly, the former Meridian stockholders are not eligible to receive additional contingent consideration related to the first earnout period. The Company, as of June 30, 2011, has accrued $1.4 million in potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the second and third twelve-month earnout periods. As of June 30, 2011, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million.

The Company routinely examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the six-month period ended June 30, 2011, we reversed $50 thousand of accrued contingent earnout consideration (reported as a part of our selling, general and administrative expenses) associated with the projected completion of the first earnout period, as it was determined that the threshold would not be achieved. The Company assessed the remaining two earnout periods and concluded that likelihood of achievement remains probable, and therefore, recognized $57 thousand and $64 thousand of expense (reported as a part of our selling, general and administrative expenses) related to the current fair value assessment of the potential contingent earnout consideration payable to Meridian’s former stockholders during the three- and six-month periods ended June 30, 2011, respectively.

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Meridian was completed at the beginning of 2010. The information for the three- and six-month periods ended June 30, 2010 includes the historical results of Edgewater and Meridian. The unaudited pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In Thousands)

Pro forma revenue	$23,405	$43,900

Pro forma net loss	$(125)	$(836)

Pro forma diluted net loss per share	$(0.01)	$(0.07)

Acquisition of Fullscope, Inc.: On December 31, 2009, the Company, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Purchase Agreement”) acquired all of the outstanding stock of Fullscope (the “Fullscope Acquisition”). An earnout agreement was entered into in connection with the Fullscope Acquisition under which the former Fullscope stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders is based upon the generation of positive, after-tax income by the Fullscope business process contract, which was determined over an eighteen-month period from the date of acquisition, which concluded on June 30, 2011.

The Company’s balance sheet, as of June 30, 2011, includes an accrual of $2.9 million representing the estimated contingent earnout consideration earned and payable to the former stockholders of Fullscope. The final determination of the contingent consideration amount, as per the terms of the earnout agreement, is subject to review and joint approval by the Company and the former Fullscope stockholders.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS: (Continued)

During the three- and six- month periods ended June 30, 2011, the Company recognized $1.4 million and of expense (reported as part of our selling, general and administrative expenses), related to periodic adjustments of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders. The majority of this expense was recognized by the Company during the second quarter of 2011, during which the Company recognized $2.2 million in royalty revenue, which increased the recorded estimate of contingent earnout consideration earned by the former Fullscope stockholders by $1.4 million.

As of June 30, 2011 the Fullscope earnout period is complete. A description of the timing of payment related to this earnout is included within Note 9.

8.	NET INCOME / LOSS PER SHARE:

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$395	$(90)	$705	$(729)

Weighted average common shares outstanding	12,426	12,169	12,391	12,139

Basic net income (loss) per share of common stock	$0.03	$(0.01)	$0.06	$(0.06)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$395	$(90)	$705	$(729)

Weighted average common shares outstanding	12,426	12,169	12,391	12,139
Dilutive effects of stock options	30	—	11	—

Weighted average common shares, assuming dilutive effect of stock options	12,456	12,169	12,402	12,139

Diluted net income (loss) per share of common stock	$0.03	$(0.01)	$0.06	$(0.06)

Share-based awards, inclusive of all grants made under the Company’s Equity Plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 3.3 million and 3.6 million in the three- and six-month periods ended June 30, 2011, respectively. The diluted computation would have increased by approximately 2.8 million and 2.7 million in the three- and six-month periods ended June 30, 2010. Options to purchase approximately 71 thousand and 75 thousand shares of common stock that were outstanding during both the three- and six-month periods ended June 30, 2010, respectively, were not included in the computation of diluted net loss per share due to the reported loss during the respective periods. As of June 30, 2011 and 2010, there were approximately 3.8 million and 4.2 million share-based awards outstanding under the Company’s Equity Plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	FULLSCOPE EMBEZZLEMENT:

During the second quarter of 2010, the Company discovered embezzlement activities at Fullscope, Inc., one of our wholly-owned subsidiaries, which was acquired by the Company in December 2009 (the “Fullscope Embezzlement Issue”). Based upon the results of forensic accounting procedures, we identified that the embezzlement activities occurred for an extended period prior to our acquisition of Fullscope and also during the first and second quarter of 2010. Additionally, based upon the procedures performed we concluded that the embezzlement activities that occurred during the first and second quarter of 2010 did not have a material impact upon our previously issued financial statements.

We have completed our investigation as it relates to the embezzlement activities that occurred during 2010. In total, we identified approximately $116 thousand of embezzlement during the six-month period ended June 30, 2010.

The Company, as a result of the Fullscope Embezzlement Issue, incurred approximately $51 thousand and $204 thousand in non-routine operating expenses during the three-month periods ended June 30, 2011 and 2010, respectively. The Company incurred approximately $114 thousand and $262 thousand in non-routine operating expenses during the six months ended June 30, 2011 and 2010, respectively. The Company has also incurred a sales and use tax liability of $950 thousand in connection with the Embezzlement Issue, which was recorded as selling, general, and administrative expense during the year ended December 31, 2010. The expenses incurred during the respective three- and six month periods of 2011 and 2010 related to the expensing of embezzled receivables and accounting- and legal-related professional service fees.

We have incurred a majority of our embezzlement expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity. While embezzlement-related expenses have decreased in the three- and six-month periods of 2011, we anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

In connection with the Fullscope Acquisition an escrow account was established with $1.3 million, or 10% of the initial upfront purchase price consideration. Subsequent to that time, the Company transferred an additional $700 thousand in to the escrow account in connection with the release of a pre-acquisition Fullscope escrow account that was established in June 2009 in connection with Fullscope’s sale of Dynamics AX add on software modules to Microsoft. As of June 30, 2011, the Company has recorded contingent earnout consideration, which will be paid in to a second escrow account, of $2.9 million. We currently anticipate that this payment will occur during the fourth quarter of 2011. The escrow accounts, as per the merger agreements, were established to ensure the satisfactory resolution of all potential claims during the earnout period. These amounts will remain unsettled until our claim of recovery for the above matters are resolved.

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

Business Overview

Edgewater is a consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to our client base. We work onsite with our clients, providing services in the following primary areas:

•	Business advisory services:

•	focus on all facets within mergers & acquisitions for private equity, venture and office of the Chief Financial Officer (“CFO”):

•	process, operational, and technical due diligence

•	manage and implement programs to drive financial and operational efficiencies

•	drive strategic planning, organizational integration and change, and special projects aligned with an organization’s strategic goals and industry best practice

•	provide industry driven management consulting services centered around transformational change

•	Analytics services:

•	drive the implementation of best practices through key performance metrics and benchmarks

•	provide analytics driven dashboard visualization of financial and operational data

•	set foundation for predictive analytics

•	Enterprise information management services:

•	provide industry driven master data management and data governance best practices services

•	construct enterprise data architectures and roadmaps

•	provide for all forms of data conversion, transformation and quality strategies

•	provide for comprehensive data platforms for all analytics, business intelligence and enterprise application efforts

•	Enterprise application services:

•	facilitate business transformation with enterprise application platforms

•	design and implement enterprise performance management (“EPM”) solutions for the office of the CFO

•	design and implement advanced Customer Relationship Management (“CRM”) solutions

•	design and implement Enterprise Resource Planning (“ERP”) solutions and services

•	design and implement custom solutions

•	Technology services:

•	provide technology management services from application management through infrastructure services

•	provide technology architectures and roadmaps

•	provide specialized technical strategies and solutions

•	provide custom disaster recovery, business continuity design and implementation services

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 95.6% and 94.6% of service revenue for the three- and six-month periods ended June 30, 2011, respectively. Time and materials-based contracts represented 93.7% and 93.0% of service revenue for the three- and six-month periods ended June 30, 2010, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 2.1% and 3.1% of service revenue for the three- and six-month periods ended June 30, 2011, respectively. Fixed-price contracts represented 4.2% and 4.9% of service revenue for the three- and six-month periods ended June 30, 2010, respectively. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract. Fixed-fee contracts, which are specific to monthly hosting and support services, represented 2.3% and 2.3% of service revenue during the three- and six-month periods ended June 30, 2011, respectively. Fixed-fee contracts represented 2.1% and 2.1% of service revenue for the three- and six-month periods ended June 30, 2010.

In connection with our migration to more of a product-based consulting model, we anticipate that software revenue will continue to be a significant portion of our revenues. Software revenue is recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period. Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

Operating Expenses. The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes stock compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and service revenue to be an important measure of our operating performance. The relationship between project personnel expenses and service revenue is driven largely by the chargeability of our consultant base, the prices we charge our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expense is composed of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2011, Compared to Results for the Three and Six Months Ended June 30, 2010,” included elsewhere in this Quarterly Report on Form 10-Q.

Non-Routine Professional Services-Related Expenses. During fiscal 2010 and the first half of 2011, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, Inc., one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We have incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

While embezzlement related expenses have decreased in the three- and six-month periods of 2011, we anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

Results for the Three and Six Months Ended June 30, 2011, Compared to Results for the Three and Six Months Ended June 30, 2010

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Service revenue	68.0%	74.4%	75.2%	75.8%
Software revenue	17.3%	16.1%	12.4%	15.3%
Process royalties	8.0%	3.4%	5.3%	2.8%
Reimbursable expenses	6.7%	6.1%	7.1%	6.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	43.3%	45.2%	47.1%	47.9%
Software costs	10.5%	11.9%	7.8%	10.9%
Reimbursable expenses	6.7%	6.1%	7.1%	6.1%

Total cost of revenue	60.5%	63.2%	62.0%	64.9%

Gross profit	39.5%	36.8%	38.0%	35.1%

Operating expenses:
Selling, general and administrative	34.5%	33.0%	33.3%	33.1%
Depreciation and amortization	2.6%	4.3%	2.8%	4.6%

Total operating expenses	37.1%	37.3%	36.1%	37.7%

Operating income (loss)	2.4%	(0.5)%	1.9%	(2.6)%

Other income (expense), net	0.1%	(0.1)%	0.1%	(0.2)%

Income (loss) before income taxes	2.5%	(0.6)%	2.0%	(2.8)%
Income tax provision (benefit)	1.1%	(0.2)%	0.7%	(1.1)%

Net income (loss)	1.4%	(0.4)%	1.3%	(1.7)%

Revenue. Total revenue increased by $4.0 million, or 17.3%, to $27.4 million for the three-month period ended June 30, 2011, compared to total revenue of $23.4 million in the three-month period ended June 30, 2010. Similarly, total revenue increased by $7.4 million, or 16.9% to $51.0 million for the six-month period ended June 30, 2011, compared to total revenue of $43.6 million in the six-month period ended June 30, 2010. With respect to the comparative increases in year-over-year total revenue, service revenue increased by $1.2 million, or 7.1%, and $5.2 million, or 15.9%, in the three- and six-month periods ended June 30, 2011. Software revenue represented $1.0 million of the overall year-over-year increase in total revenue in the three-month period ended June 30, 2011. Software revenue represented a $370 thousand decrease in the year-over-year comparison of the six-month period ended June 30, 2011.

We are reporting 5.7% and 13.7% year-over-year organic service revenue growth, which excludes service revenue contributions from Meridian, which was acquired in May 2010, during the three- and six-month periods ended June 30, 2011, respectively.

The year-over-year improvement in second quarter and year-to-date 2011 service revenue is the result of the increased sales activity and pipeline we experienced in the fourth quarter of 2010 and first quarter of 2011. This increased activity resulted in the generation of new projects and continued service agreements at existing clients, primarily in our EPM-related service offerings.

On a sequential quarterly basis, service revenue in the second quarter of 2011 decreased by $1.1 million, or 5.5% compared to the first quarter of 2011. Our second quarter service revenue is influenced by a decrease in our billable consultant utilization rate to 72.2% (compared to 79.3% in the first quarter of 2011) and a decrease in comparative quarterly service revenue generated by Fullscope’s process-related contracts in connection with the June 30, 2011 completion of the process earnout.

Utilization, which is the rate at which we are able to generate revenue from our consultants, decreased to 72.2% during the second quarter of 2011 compared to 75.7% during the second quarter of 2010. On a year-to-date basis, utilization for the first six months of 2011 increased to 76.2% compared to utilization of 75.5% during the first six months of 2010. We typically target utilization in a range from 78%-82%. Utilization is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The decline in our current quarter utilization rate is the result of the anticipated wind down of the process related service contracts and a hesitation by customers to approve and initiate new and/or extend existing projects. While we continue to see consistent pipeline activity, decision cycle times appear to be lengthening.

Annualized service revenue per billable consultant, as adjusted for utilization, was $332 thousand and $329 thousand during the three- and six-month periods ended June 30, 2011, which is relatively consistent with our reported annualized service revenue per billable consultant of $331 thousand and $329 thousand during the comparative 2010 periods.

During the three- and six- month periods ended June 30, 2011, software revenue totaled $4.7 million and $6.3 million, or 17.3% and 12.4% of total revenue, respectively, compared to software revenue of $3.8 million and $6.7 million, or 16.1% and 15.3% of total revenue, respectively, in the three- and six- month periods ended June 30, 2010. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software. The year-over-year increase in software revenue during the three-month period ended June 30, 2011 is primarily attributable to the closing of several new product sales during the quarter.

Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third party off-the-shelf software. Sales of Dynamics AX ERP software have historically been strong in the quarterly period ended June 30, as compared to other fiscal quarterly periods. Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Dynamics AX ERP-related software revenue, which we anticipate will represent the majority of our software revenue in 2011, has historically been sold at a higher margin than EPM-related software. Additionally, because software revenue has become a larger percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon periodic gross margins.

During the three- and six-month periods ended June 30, 2011, we recognized $2.3 million and $3.2 million, respectively, in service and royalty revenue from Fullscope’s business process contracts. These contracts entail providing the services upon which the earnout agreement associated with the Fullscope Acquisition is based. The significant increase in royalty revenues during the second quarter of 2011 is the result of the second quarter being Microsoft’s fiscal year end as well as the last quarter of the process contracts arrangement. As per the terms of the earnout agreement, the service and royalty revenue generated by the business process contracts and the related earnout ended on June 30, 2011. No future service or royalty revenues are expected to be generated by the business process contracts after the second quarter of 2011.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $412 thousand, to $1.8 million for the three-month period ended June 30, 2011, as compared to $1.4 million in the comparative 2010 quarterly period. Similarly, reimbursed expense revenue increased approximately $936 thousand, to $3.6 million for the six-month period ended June 30, 2011, as compared to $2.7 million in the comparative 2010 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The total number of customers the Company served during the six-month period ended June 30, 2011 totaled 324, as compared to 285 customers during the six-month period ended June 30, 2010. During the first six months of 2011, we engaged on new projects with a total of 63 new customers, compared to 49 new customer engagements during the first six months of 2010. The year-over-year increase in both customer engagements and new customers is in large part due to the growth in our EPM-related services.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.8 million, or 12.2%, to $16.6 million for the three-month period ended June 30, 2011 compared to $14.8 million in the comparative 2010 quarterly period. Similarly, cost of revenue increased by $3.2 million, or 11.4%, to $31.6 million during the year-to-date period ended June 30, 2011 compared to $28.3 million in the comparative 2010 year-to-date period.

The primary drivers of the 2011 comparative year-over-year second quarter and year-to-date increase in cost of revenue, on an absolute dollar basis, are the growth in billable headcount necessary to support our service revenue growth, increases in fringe-related expenses, and to a lesser extent, incremental cost of revenue associated with the Meridian Acquisition, which closed on May 17, 2010 and was included in the second quarter 2010 financial statements from the date of acquisition. The Company maintained 309 billable consultants, including contractors, as of the quarter ended June 30, 2011 compared to 298 billable consultants at the end of the comparative prior year quarter.

We continue to leverage the use of contractors. We have utilized contractors to support our service delivery needs as a direct result of growth within our ERP and EPM service offerings. We have established initiatives targeting a reduction, when practical, in our reliance upon contractors. We have been successful in reducing our reliance on contractors to support our service delivery needs during the three- and six-month periods ended June 30, 2011. Contractor expense totaled $944 thousand and $1.4 million during the three-month periods ended June 30, 2011 and 2010, respectively. By contrast, contractor expense totaled $1.9 million and $2.6 million during the six-month periods ended June 30, 2011 and 2010, respectively.

Project and personnel costs represented 43.3% and 47.1% of total revenue during the three- and six-month periods ended June 30, 2011, respectively, as compared to 45.2% and 47.9% of total revenue during the three- and six-month periods ended June 30, 2010, respectively. The decrease in project and personnel costs, as a percentage of total revenue, was driven by the comparative 2011 quarterly and year-to-date increases in revenue, as described above.

Software costs amounted to $2.9 million and $4.0 million during the three- and six-month periods ended June 30, 2011, respectively. Software costs amounted to $2.8 million and $4.8 million during the three- and six- month periods ended June 30, 2010, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses increased to $1.8 million and $3.6 million for the three- and six-month periods ended June 30, 2011, respectively, as compared to $1.4 million and $2.7 million in the comparative quarterly and year-to-date periods of 2010, respectively.

Gross Profit. During the three-month period ended June 30, 2011, total gross profit increased by $2.2 million, or 26.1%, to $10.8 million compared to total gross profit of $8.6 million in the three-month period ended June 30, 2010. During the six-month period ended June 30, 2011, total gross profit increased by $4.1 million, or 27.0%, to $19.4 million compared to total gross profit of $15.3 million in the six-month period ended June 30, 2010. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Gross margin, as a percentage of total revenue, improved to 39.5% in the second quarter of 2011 compared to 36.8% in the comparative 2010 quarterly period. Similarly, gross margin improved to 38.0% in the six-month period ended June 30, 2011 compared to 35.1% in the comparative 2010 year-to-date period. The periodic year-over-year improvement in gross margin is directly related to the increase in process-related royalties earned under Fullscope process business contracts and gross margin contributions related to the mix of software revenue during the second quarter of 2011. Software revenue during the quarter contained a larger amount of product revenue than maintenance revenue. Product revenue generates a higher gross margin than maintenance revenue. These increases offset gross margin decreases resulting from the decrease in billable consultant utilization.

Service gross margin decreased to 36.3% in the second quarter of 2011 compared to 39.2% in the comparative 2010 quarterly period. Service gross margin increased to 37.4% in the six-month period ended June 30, 2011 compared to 36.8% in the comparative 2010 year-to-date period. The decrease in service gross margin for three-month period ended June 30, 2011 is primarily the result of the decrease in our billable consultant utilization. The increase in service gross margin for the six-month period ended June 30, 2011 is the result of strong performance within our EPM service offerings during the first quarter of 2011, which is historically a softer quarter for EPM services.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of revenue, SG&A expenses were 34.5% and 33.3% during the three- and six-month periods ended June 30, 2011, respectively, compared to 33.0% and 33.1% in the comparative 2010 quarterly and year-to-date periods, respectively. On an absolute dollar-basis, SG&A expenses increased by $1.7 million, or 22.7%, to $9.4 million in the three-month period ended June 30, 2011 compared to SG&A expenses of $7.7 million in the three-month period ended June 30, 2010. Similarly, on a year-to-date basis, SG&A expenses increased by $2.5 million, or 17.6%, to $17.0 million in the six-month period ended June 30, 2011 compared to SG&A expenses of $14.4 million in the six-month period ended June 30, 2010.

The quarterly and year-to-date comparative periodic increases in SG&A expense were largely attributable to the recording of a $1.4 million charge during the second quarter of 2011 in connection with an increase in the estimated fair value of the contingent earnout consideration payable to the former Fullscope stockholders. This charge was recorded as a result of the significant increase in process royalty revenue generated by the Company during the second quarter of 2011. Additional comparative increases in SG&A expense included management salaries and wages, sales-related salaries and wages (including commission expense in connection with the periodic revenue growth), fringe-related expenses, telecom and networking expenses, marketing expenses, and recruiting expenses incurred in connection with the increase in our billable consultant headcount. These increases were partially offset by a reduction in our allowance for doubtful accounts and a reduction in professional services expenses related to legal and accounting matters, including expenses associated with the Fullscope Embezzlement Issue.

We anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $290 thousand, or 28.9%, to $712 thousand in the quarter ended June 30, 2011 compared to $1.0 million in the quarter ended June 30, 2010. Similarly, depreciation and amortization decreased $589 thousand, or 29.4%, to $1.4 million in the six-month period ended June 30, 2011 compared to $2.0 million in the comparative 2010 year-to-date period.

Amortization expense was $486 thousand and $975 thousand during the three- and six-month periods ended June 30, 2011, respectively, compared to amortization expense of $784 thousand and $1.6 million in the three- and six-month periods ended June 30, 2010, respectively. The decrease in amortization expense during the 2011 quarterly and year-to-date periods is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010.

Depreciation expense of $226 thousand and $440 thousand recorded in the 2011 current quarterly and year-to-date periods, respectively, was consistent with depreciation expense recognized during the comparative three- and six-month periods of 2010.

Operating Income (Loss). Operating income for the second quarter of 2011 was $672 thousand compared to an operating loss of $(116) thousand in the comparative 2010 quarterly period. Similarly, operating income for the six-month period ended June 30, 2011 was $1.0 million compared to an operating loss of $(1.1) million in the comparative 2010 year-to-date period. The current quarter and year-to-date fluctuation in operating results can be attributed to the comparative year-over-year increases in service revenue and royalty revenue, increases in associated gross margins, and the reduction in amortization expense, which were partially offset by the periodic increases in SG&A expenses. Each of these expense items is explained in further detail above.

Other Income (Expense), Net. Other income (expense), net, totaled $25 thousand and $17 thousand during the three- and six-month periods ended June 30, 2011, respectively, while other income (expense), net, totaled $(25) thousand and $(49) thousand during the comparative 2010 quarterly and year-to-date periods, respectively. These amounts primarily represent the Company’s foreign currency exchange loss recorded during the current quarterly and year-to-date periods.

Income Tax Provision (Benefit). We recorded a provision for income taxes of $302 thousand and $352 thousand during the three and six months ended June 30, 2011, respectively. We recorded an income tax benefit of $(51) thousand and $(467) thousand during the three and six months ended June 30, 2010. Our 2011 and 2010 periodic income tax provision (benefit) amounts were derived based upon an effective income tax rate, inclusive of both federal and state income taxes, of 33.3% and 39.0%, respectively. Our total current period income tax expense was partially reduced by a decrease in the valuation allowance provided against the entire carrying value of our net deferred tax assets. Reported income tax expense during the comparative 2011 and 2010 quarterly periods also includes expense amounts attributable to foreign income taxes, foreign income tax provisions, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

The establishment of a full valuation allowance against the gross carrying value of our net deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available, subject to possible statutory limitations, to reduce certain future federal and state income tax obligations.

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

Net Income (Loss). We reported net income of $395 thousand and $705 thousand during the three- and six-month periods ended June 30, 2011, respectively, compared to a reported net loss of $(90) thousand and $(729) thousand during the three- and six-month periods ended June 30, 2010, respectively. Both the current quarterly and year-to-date periodic fluctuations in net income (loss) are attributable to the comparative year-over-year increases service revenue and royalty revenue, increases in associated gross margins, and the reduction in amortization expense, which were partially offset by the periodic increases in SG&A expenses. Each of these factors is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$2,938	$3,717	$1,680	$(2,197)
Investing activities	(195)	1,739	(432)	4,421
Financing activities	67	33	161	94
Effects of exchange rates on cash	5	(14)	18	(24)

Total provided (used) during the period	$2,815	$5,475	$1,427	$2,294

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $12.3 million and $10.9 million, respectively. Working capital, which is defined as current assets less current liabilities, totaled $17.3 million and $14.2 million as of June 30, 2011 and December 31, 2010, respectively. The comparative increases in our cash and cash equivalents balance during the three and six months ended June 30, 2011 is related to the Company’s generation of income from operations, collections of outstanding accounts receivable balances and issuances under the Company’s employee stock purchase plan. These inflows were offset by payments made under Edgewater’s 2010 performance-based bonus plans, annual renewals of insurance premiums, purchases of capital equipment and capital lease obligations.

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

Net cash provided by operating activities was $2.9 million and $3.7 million for the three months ended June 30, 2011 and 2010, respectively. Net cash provided during the three months ended June 30, 2011 was largely attributable to inflows related to an increase of $3.1 million in accounts payable and accrued expenses (primarily related to payments owed to software partners in connection with our end of quarter software revenue deals). Additionally, the Company reported non-cash charges of $1.5 million in fair value adjustments related to contingent earnout consideration, $725 thousand in depreciation and amortization expense and $361 thousand in stock-based compensation expense. The inflows were partially offset by an increase in accounts receivable of $2.9 million and a decrease in accrued payroll and other related liabilities of $394 thousand.

Net cash provided by operating activities during the three months ended June 30, 2010 was largely attributable to inflows related to $747 thousand in accounts payable and accrued expenses, and $1.7 million in accrued payroll and related liabilities and $743 thousand in prepaid expenses, which included the receipt of a foreign income tax refund. Additionally, the Company reported non-cash charges related to $1.0 million in depreciation and amortization expense and $282 thousand in stock-based compensation expense. The inflows were partially offset by outflows of cash associated with an increase of $390 thousand in accounts receivable balances and a $173 thousand decrease in deferred revenue and other liabilities.

During the six months ended June 30, 2011 and 2010, cash provided by (used in) operating activities was $1.7 million and $(2.2) million, respectively. Net cash provided during the six months ended June 30, 2011 was largely attributable to inflows related to the $2.4 million increase in accounts payable and accrued liabilities (primarily related to payments owed to software partners in connection with our end of quarter software revenue deals). Additionally, the Company reported non-cash charges of $1.5 million in fair value adjustments related to contingent earnout consideration, $1.4 million in depreciation and amortization expense and $609 thousand in stock-based compensation expense. The inflows were partially offset by an increase of accounts receivable of $2.9 million and outflows of cash associated with a $1.4 million decrease in accrued payroll and other related liabilities.

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

Net cash (used in) provided by investing activities was $(195) thousand and $1.7 million for the three months ended June 30, 2011 and 2010, respectively. Cash used in investing activities during the three months ended June 30, 2011 was solely attributable to the purchase of property and equipment. Cash used in investing activities for the three months ended June 30, 2010 was attributable to $4.1 million in net redemptions of marketable securities during the period, offset by $1.6 million in initial upfront cash consideration paid in connection with the Meridian Acquisition and a $713 thousand payment related to a final net working capital adjustment in connection with the Fullscope Acquisition.

During the six months ended June 30, 2011 and 2010, net cash (used in) provided by investing activities was $(432) thousand and $4.4 million, respectively. Cash provided by investing activities for the six months ended June 30, 2011 was largely attributable to the purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2010 was attributable to $6.9 million in redemptions of marketable securities, which were offset by $2.3 million of cash outlays related to payments associated with the Fullscope Acquisition and Meridian Acquisition and capital expenditures of $155 thousand.

Net cash provided by financing activities was $67 thousand and $33 thousand for the three months ended June 30, 2011 and 2010, respectively. Additionally, net cash provided by financing activities was $161 thousand and $94 thousand during the six months ended June 30, 2011 and 2010, respectively. The net cash provided by financing activities during each of the three- and six-month periods is primarily the result of inflows of cash received in connection with stock option exercises and proceeds from the Company’s employee stock purchase program. These inflows were offset by principal payments on capital lease obligations in each of the respective three- and six-month periods ended June 30, 2011 and 2010.

Our combined cash and cash equivalents increased by $2.8 million and $5.5 million during the three-month periods ended June 30, 2011 and 2010, respectively. During the six-month periods ended June 30, 2011 and 2010, our combined cash and cash equivalents increased by $1.4 million and $2.3 million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash and cash equivalents was $12.3 million and $8.2 million as of June 30, 2011 and 2010, respectively.

As of June 30, 2011, our primary material future liquidity requirements consist of earnout payments as described under “Acquisitions, Earnout Payments and Commitments,” purchases of property and equipment, and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

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

Acquisitions, Earnout Payments and Commitments

Acquisition of Fullscope, Inc.: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7,” included elsewhere herein, contingent earnout consideration to be paid, if any, to the former Fullscope stockholders is based upon the generation of positive, after-tax income by the Fullscope business process contract, which is determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company’s balance sheet, as of June 30, 2011, includes an accrual of $2.9 million representing the estimated contingent earnout consideration earned and payable to the former stockholders of Fullscope. During the three- and six- month periods ended June 30, 2011, the Company recognized $1.4 million and of expense (reported as part of our selling, general and administrative expenses), related to periodic adjustments of the estimated fair value of the contingent consideration payable to Fullscope’s former stockholders. The majority of this expense was recognized by the Company during the second quarter of 2011, during which the Company recognized $2.2 million in royalty revenue, which increased the recorded estimate of contingent earnout consideration earned by the former Fullscope stockholders by $1.4 million. As of June 30, 2011 the Fullscope earnout period is complete.

In connection with the Fullscope Acquisition an escrow account was established with $1.3 million, or 10% of the initial upfront purchase price consideration. Subsequent to that time, the Company transferred an additional $700 thousand in to the escrow account in connection with the release of a pre-acquisition Fullscope escrow account that was established in June 2009 in connection with Fullscope’s sale of Dynamics AX add on software modules to Microsoft. As of June 30, 2011, the Company has recorded contingent earnout consideration, which will be paid in to a second escrow account, of $2.9 million. We currently anticipate that this payment will occur during the fourth quarter of 2011. The escrow accounts, as per the merger agreements, were established to ensure the satisfactory resolution of all potential claims during the earnout period. These amounts will remain unsettled until our claim of recovery for the above matters are resolved.

Acquisition of Meridian Consulting International: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7,” included elsewhere herein, an earnout agreement was entered into in connection with the Meridian Acquisition under which the former Meridian stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Meridian stockholders will be based upon the achievement of certain performance measures over three consecutive twelve-month earnout periods, concluding on May 17, 2013. The maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn is capped at $2.7 million.

In May 2011, Meridian completed its first twelve-month earnout period, during which the required performance measurements were not achieved. Accordingly, the former Meridian stockholders are not eligible to receive additional contingent consideration related to the first earnout period. The Company, as of June 30, 2011, has accrued $1.4 million in potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the second and third twelve-month earnout periods. As of June 30, 2011, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 24 to 60 months and have interest rates that range between 6.0% and 17.0% per annum on the outstanding principle balances. As of June 30, 2011, our outstanding obligations under our Capital Lease Arrangements totaled $127 thousand. Of this amount, $127 thousand, which is due and payable within the next twelve months, has been classified as a current capital lease obligation in the accompanying balance sheet. During the three- and six-month periods ended June 30, 2011, the Company made payments of principal and interest totaling $36 thousand and $72 thousand, respectively, under the Capital Lease Arrangements. During the three- and six-month periods ended June 30, 2010, the Company made payments of principal and interest totaling $57 thousand and $112 thousand, respectively, under the Capital Lease Arrangements.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information (ASU 2010-29), to add additional disclosures about the total revenue and earnings of the acquired entity as if the acquisition were closed on the first day of the previous calendar year. Further, disclosure will be required of any material nonrecurring pro forma adjustments. The amended guidance will be implemented on a prospective basis for acquisitions entered into after January 1, 2011.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 5 in the accompanying notes to the unaudited condensed consolidated financial statements) . Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the period ending December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward Looking Statements.”

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

Our primary financial instruments include investments in money market funds, short-term municipal bonds, commercial paper and United States government securities that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and six-month periods ended June 30, 2011 and 2010. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and six-month periods ended June 30, 2011 and 2010.

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

We are sometimes a party to litigation incidental to our business. We are not involved in any active, pending, or (to the best of our knowledge) threatened legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts, with coverages and deductibles, which we believe are reasonable. As of the date of the filing of this Quarterly Report on Form 10-Q, our Company is not a party to any existing material litigation matters.

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

The following table provides information with respect to purchases of our common stock during the quarter ended June 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan
April 1 – 30, 2011	0	$0.00	0	$2,815,948
May 1 – 31, 2011	0	$0.00	0	$2,815,948
June 1 – 30, 2011	0	$0.00	0	$2,815,948

Total	0	$0.00	0	$2,815,948

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.**

* -	Filed herein.
** -	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filled for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 5, 2011	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)