Form 10-Q
period 2011-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2011-11-04
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 4, 2011 was 11,357,750.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,321	$10,903
Accounts receivable, net of allowance of $300 and $595, respectively	20,158	19,496
Prepaid expenses and other current assets	1,156	1,035

Total current assets	34,635	31,434

Property and equipment, net	2,570	2,797
Intangible assets, net	2,490	3,821
Goodwill	12,049	12,049
Other assets	248	175

Total assets	$51,992	$50,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,991	$7,021
Accrued contingent earnout consideration	2,795	2,800
Accrued payroll and related liabilities	6,036	5,336
Deferred revenue and other liabilities	1,637	1,939
Capital lease obligations, current	90	148

Total current liabilities	18,549	17,244
Accrued contingent earnout consideration and other liabilities	147	15
Capital lease obligations	—	52

Total liabilities	18,696	17,311

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2011 and December 31, 2010, 11,288 and 12,342 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	297	297
Paid-in capital	213,349	213,326
Treasury stock, at cost, 18,448 and 17,394 shares at September 30, 2011 and December 31, 2010, respectively	(125,782)	(123,888)
Accumulated other comprehensive loss	(96)	(48)
Retained deficit	(54,472)	(56,722)

Total stockholders’ equity	33,296	32,965

Total liabilities and stockholders’ equity	$51,992	$50,276

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Service revenue	$20,064	$18,075	$58,398	$51,163
Software revenue	2,973	1,187	9,292	7,876
Process royalties	—	460	2,734	1,641
Reimbursable expenses	2,011	1,662	5,614	4,329

Total revenue	25,048	21,384	76,038	65,009

Cost of revenue:
Project and personnel costs	11,919	11,037	35,916	31,945
Software costs	1,752	855	5,717	5,614
Reimbursable expenses	2,011	1,662	5,614	4,329

Total cost of revenue	15,682	13,554	47,247	41,888

Gross profit	9,366	7,830	28,791	23,121

Operating expenses:
Selling, general and administrative	6,647	7,580	23,617	22,014
Depreciation and amortization	708	1,007	2,123	3,011

Total operating expenses	7,355	8,587	25,740	25,025

Operating income (loss)	2,011	(757)	3,051	(1,904)

Other (expense) income, net	(167)	71	(150)	22

Income (loss) before income taxes	1,844	(686)	2,901	(1,882)
Tax provision	299	22,000	651	21,533

Net income (loss)	$1,545	$(22,686)	$2,250	$(23,415)

Income (loss) per share:
Basic net income (loss) per share of common stock	$0.13	$(1.86)	$0.18	$(1.92)

Diluted net income (loss) per share of common stock	$0.13	$(1.86)	$0.18	$(1.92)

Shares used in computing basic net income (loss) per share of common stock	11,978	12,217	12,252	12,166

Shares used in computing diluted net income (loss) per share of common stock	11,982	12,217	12,260	12,166

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,545	$(22,686)	$2,250	$(23,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	716	1,007	2,144	3,011
Provision for doubtful accounts	—	(16)	(295)	(3)
Deferred income taxes	—	21,612	—	21,108
Excess tax benefits from stock options	—	—	—	(1)
Stock-based compensation expense	265	239	874	740
Amortization of marketable securities (premiums) discounts, net	—	—	—	(114)
Loss on sale of marketable securities	—	—	—	4
Fair value adjustment of contingent earnout consideration	(1,374)	126	93	226
Changes in operating accounts:
Accounts receivable	2,496	1,369	(408)	(77)
Prepaid expenses and other current assets	(7)	244	(193)	263
Accounts payable and accrued liabilities	(1,434)	(1,692)	1,002	(4,122)
Accrued payroll and related liabilities	2,052	512	702	1,361
Deferred revenue and other liabilities	(77)	624	(303)	161

Net cash provided by (used in) operating activities	4,182	1,339	5,866	(858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	—	702	—	700
Redemptions of marketable securities	—	—	—	6,877
Capitalization of product development costs	(111)	—	(154)	—
Acquisition of Meridian Consulting International	—	—	—	(1,586)
Acquisition of Fullscope, Inc.	—	(702)	—	(1,415)
Purchases of property and equipment	(43)	(182)	(432)	(337)

Net cash (used in) provided by investing activities	(154)	(182)	(586)	4,239

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(37)	(57)	(110)	(170)
Purchase of treasury stock	(3,089)	—	(3,089)	—
Excess tax benefits from stock options	—	—	—	1
Proceeds from employee stock plans and stock option exercises	111	99	345	305

Net cash (used in) provided by financing activities	(3,015)	42	(2,854)	136

Effects of exchange rates on cash	(22)	30	(8)	6

Net increase in cash and cash equivalents	991	1,229	2,418	3,523
CASH AND CASH EQUIVALENTS, beginning of period	12,330	8,183	10,903	5,889

CASH AND CASH EQUIVALENTS, end of period	$13,321	$9,412	$13,321	$9,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$185	$43	$328	$1,933

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on securities	$—	$—	$—	$4

Net issuances and forfeitures of restricted stock awards	$—	$—	$(120)	$232

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is a strategic consulting firm that brings a synergistic blend of advisory and product-based consulting services to our client base. Headquartered in Wakefield, Massachusetts, we work with clients to reduce costs, improve process and increase revenue through the judicious use of technology.

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

Comprehensive income (loss) consists of periodic currency translation adjustments.

3.	SHARE-BASED COMPENSATION:

Stock-based compensation expense under all of the Company’s share-based plans was $265 thousand and $874 thousand for the three- and nine-month periods ended September 30, 2011, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $239 thousand and $740 thousand for the three- and nine-month periods ended September 30, 2010, respectively.

Cash received from employee stock purchase plan (“ESPP”) exercises was $111 thousand and $345 thousand during the three- and nine-month periods ended September 30, 2011, respectively. Cash received from stock option and ESPP exercises under all share-based payment arrangements was $99 thousand and $305 thousand during the three- and nine-month periods ended September 30, 2010, respectively. There were no stock option exercises during the three- and nine-month periods ended September 30, 2011. During the nine-month period ended September 30, 2010, the Company recognized a tax deficiency of $(1) thousand related to stock option exercises. There were no stock option exercises during the three months ended September 30, 2010.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SHARE-BASED COMPENSATION: (Continued)

As of September 30, 2011, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.1 million and is expected to be recognized over a weighted-average period of 1.8 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

4.	INCOME TAXES:

The Company recorded a tax expense of $299 thousand and $651 thousand for the three- and nine-month periods ended September 30, 2011, respectively. The Company recorded a tax provision of $22.0 million and $21.5 million during the three- and nine-month periods ended September 30, 2010, respectively. The reported tax expense for the three- and nine-month periods ended September 30, 2011 is based upon an effective tax rate of 16.2% and 22.4%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill. The reported tax provision for the three- and nine-month periods ended September 30, 2010 reflects the recording of a $21.9 million non-cash charge in connection with an increase to a previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets.

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

We have a full valuation allowance against our deferred tax assets at September 30, 2011. The establishment of a full valuation allowance against the gross carrying value of our deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available, subject to possible statutory limitations, to reduce certain future federal and state income tax obligations.

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

As of September 30, 2011 and December 31, 2010, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments and the accrued contingent earnout consideration payable in connection with Company’s acquisitions of Fullscope, Inc. (“Fullscope”) and Meridian Consulting International (“Meridian”), which are more fully described in Note 7.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	FAIR VALUE MEASUREMENT: (Continued)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at September 30, 2011:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$2,894	$—	$—	$2,894

Total contingent earnout consideration	$2,894	$—	$—	$2,894

Balance at December 31, 2010:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$2,800	$—	$—	$2,800

Total contingent earnout consideration	$2,800	$—	$—	$2,800

The Company has classified its liabilities for contingent earnout consideration relating to its acquisition of Fullscope and Meridian within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which includes probability weighted cash flows. A description of these acquisitions is included within Note 7.

A reconciliation of the beginning and ending Level 3 net liabilities for the nine-month period ended September 30, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2010	$2,800
Change in fair value related to Fullscope contingent earnout consideration	1,174
Change in fair value related to Meridian contingent earnout consideration	(1,080)

Ending balance at September 30, 2011	$2,894

The Company routinely examines, on a periodic basis, actual results in comparison to the performance measurements utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three- and nine-month periods ended September 30, 2011 the Company (decreased) increased the estimated accrual of contingent earnout consideration earned by the former Fullscope stockholders by $(229) thousand and $1.2 million, respectively. The adjustment to reduce the amount of estimated contingent consideration during the third quarter of 2011was a result of the finalization of the tax treatment for previously estimated amounts. During the second quarter of 2011, the Company increased the estimated value of contingent consideration payable to the former Fullscope stockholders by $1.4 million, as a result of the Company’s recognition of $2.2 million in royalty revenue.

During the three-month period ended September 30, 2011, based upon a review of Meridian’s projected operating performance, we reduced the accrual associated with our estimate of the contingent earnout consideration to be earned by the former Meridian stockholders by $1.2 million.

Each of the adjustments, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” was reported as part of our selling, general and administrative expenses.

No financial instruments were transferred into or out of Level 3 classification during the three- or nine-month periods ended September 30, 2011.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	FAIR VALUE MEASUREMENT: (Continued)

As of September 30, 2011 and December 31, 2010, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

6.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three- or nine-month periods ended September 30, 2011. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $489 thousand and $1.5 million during the three- and nine-month periods ended September 30, 2011, respectively. Amortization expense was $787 thousand and $2.3 million during the three- and nine-month periods ended September 30, 2010, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2011 and 2016.

The Company recorded amortization from capitalized internally developed software (reported as part of our software expense) of $8 thousand and $21 thousand during the three- and nine-month periods ended September 30, 2011, respectively. There was no amortization of capitalized internally developed software during the three- or nine-month periods ended September 30, 2010.

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

In May 2011, Meridian completed its first twelve-month earnout period, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration related to the first earnout period. The Company, as of September 30, 2011, has accrued $220 thousand in potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the second and third twelve-month earnout periods. As of September 30, 2011, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million.

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisition of Meridian was completed at the beginning of 2010. The information for the nine-month period ended September 30, 2010 includes the historical results of Edgewater and Meridian. The unaudited pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

Nine Months Ended September 30, 2010
(In Thousands)

Pro forma revenue	$65,284

Pro forma net loss	$(23,490)

Pro forma diluted net loss per share	$(1.93)

Acquisition of Fullscope, Inc.: On December 31, 2009, the Company, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Purchase Agreement”) acquired all of the outstanding stock of Fullscope (the “Fullscope Acquisition”). An earnout agreement was entered into in connection with the Fullscope Acquisition under which the former Fullscope stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders is based upon the generation of positive, after-tax income by the Fullscope business process contract, which was determined over an eighteen-month period from the date of acquisition to June 30, 2011.

The Company’s balance sheet, as of September 30, 2011, includes an accrual of $2.7 million representing the estimated contingent earnout consideration earned and payable to the former stockholders of Fullscope. The final determination of the contingent consideration amount, as per the terms of the earnout agreement, is subject to review and joint approval by the Company and the former Fullscope stockholders.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	BUSINESS COMBINATIONS: (Continued)

The Fullscope earnout period was completed on June 30, 2011. A description of the timing of payment related to this earnout is included within Note 10.

8.	NET INCOME (LOSS) PER SHARE:

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$1,545	$(22,686)	$2,250	$(23,415)

Weighted average common shares outstanding	11,978	12,217	12,252	12,166

Basic net income (loss) per share of common stock	$0.13	$(1.86)	$0.18	$(1.92)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$1,545	$(22,686)	$2,250	$(23,415)

Weighted average common shares outstanding	11,978	12,217	12,252	12,166
Dilutive effects of stock options	4	—	8	—

Weighted average common shares, assuming dilutive effect of stock options	11,982	12,217	12,260	12,166

Diluted net income (loss) per share of common stock	$0.13	$(1.86)	$0 .18	$(1.92)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 3.6 million and 3.3 million in the three- and nine-month periods ended September 30, 2011, respectively. The diluted computation would have increased by approximately 2.6 million and 1.5 million in the three- and nine-month periods ended September 30, 2010. As of September 30, 2011 and 2010, there were approximately 3.8 million and 2.9 million share-based awards outstanding under the Company’s equity plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $8.5 million (the “Purchase Authorization”) and expired on September 23, 2011 (the “Repurchase Period”). On September 9, 2011, the Board approved both a $5.0 million increase to the Purchase Authorization, to $13.5 million, and an extension of the Repurchase Period to September 21, 2012.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company repurchased a total of 1.2 million shares of common stock during the three- and nine-month periods ended September 30, 2011 at an aggregate purchase price of $3.1 million. The Company did not repurchase any common stock during the three- and nine-months ended September 30, 2010.

10.	FULLSCOPE EMBEZZLEMENT:

During the second quarter of 2010, the Company discovered embezzlement activities at Fullscope, one of our wholly-owned subsidiaries, which was acquired by the Company in December 2009 (the “Fullscope Embezzlement Issue”). Based upon the results of forensic accounting procedures, we identified that the embezzlement activities occurred for an extended period prior to our acquisition of Fullscope and also during the first and second quarter of 2010. Additionally, based upon the procedures performed, we concluded that the embezzlement activities that occurred during the first and second quarter of 2010 did not have a material impact upon our previously issued financial statements.

We have completed our investigation as it relates to the embezzlement activities that occurred during 2010. In total, we identified approximately $116 thousand of embezzlement during the nine-month period ended September 30, 2010.

The Company incurred approximately $126 thousand and $361 thousand in non-routine operating expenses during the nine months ended September 30, 2011 and 2010, respectively. The impact on the three-month periods ended September 30, 2011 and 2010 was insignificant. The Company also incurred a sales and use tax liability of $950 thousand in connection with the Embezzlement Issue, which was recorded as selling, general, and administrative expense during the year ended December 31, 2010. The expenses incurred during the respective three- and nine-month periods of 2011 and 2010 related to the expensing of embezzled receivables and accounting- and legal-related professional service fees.

We incurred a majority of our embezzlement expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity. While embezzlement-related expenses decreased in the three- and nine-month periods of 2011, we anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

In connection with the Fullscope Acquisition, an escrow account was established with $1.3 million, or 10% of the initial upfront purchase price consideration. Subsequent to that time, the Company transferred an additional $700 thousand to the escrow account in connection with the release of a pre-acquisition Fullscope escrow account that was established in June 2009 in connection with Fullscope’s sale of Dynamics AX add-on software modules to Microsoft. As of September 30, 2011, the Company recorded contingent earnout consideration, which will be paid to a second escrow account, of $2.7 million. We currently anticipate that this payment will occur during the fourth quarter of 2011. The escrow accounts, as per the merger agreements, were established to ensure the satisfactory resolution of all potential claims during the earnout period. These amounts will remain unsettled until our claim of recovery for the above matters is resolved.

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

Business Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of advisory and product-based consulting services to our client base. We work with clients to reduce costs, improve process and increase revenue through the judicious use of technology. We work onsite with our clients, providing services in the following primary areas:

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and fixed-fee arrangements. Time and materials-based contracts represented 95.7% and 95.0% of service revenue for the three- and nine-month periods ended September 30, 2011, respectively. Time and materials-based contracts represented 94.0% and 93.4% of service revenue for the three- and nine-month periods ended September 30, 2010, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 2.4% and 2.9% of service revenue for the three- and nine-month periods ended September 30, 2011, respectively. Fixed-price contracts represented 3.6% and 4.5% of service revenue for the three- and nine-month periods ended September 30, 2010, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-fee contracts, which are specific to monthly hosting and support services, represented 1.9% and 2.1% of service revenue during the three- and nine-month periods ended September 30, 2011, respectively. Fixed-fee contracts represented 2.3% and 2.2% of service revenue for the three- and nine-month periods ended September 30, 2010. Revenue under fixed-fee contracts is recognized ratably over the contract period, as outlined within the respective contract.

In connection with our migration to more of a product-based consulting model, we anticipate that software revenue will continue to be a significant portion of our revenues. Software revenue is recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period. Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

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

Adjustments to Fair Value of Contingent Consideration. During three- and nine-month periods of fiscal 2011, we have reported changes in the estimated fair value of certain, acquisition-related, contingent consideration liabilities. We remeasure the estimated carrying value contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. Changes in the carrying value of contingent consideration liabilities may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Non-Routine Professional Services-Related Expenses. During fiscal 2010 and the first nine months of 2011, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We have incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

While embezzlement-related expenses decreased in the three- and nine-month periods of 2011, we anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2011, Compared to Results for the Three and Nine Months Ended September 30, 2010,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Nine Months Ended September 30, 2011, Compared to Results for the Three and Nine Months Ended September 30, 2010

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Service revenue	80.1%	84.5%	76.8%	78.7%
Software revenue	11.9%	5.6%	12.2%	12.1%
Process royalties	—%	2.1%	3.6%	2.5%
Reimbursable expenses	8.0%	7.8%	7.4%	6.7%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	47.6%	51.6%	47.2%	49.1%
Software costs	7.0%	4.0%	7.5%	8.6%
Reimbursable expenses	8.0%	7.8%	7.4%	6.7%

Total cost of revenue	62.6%	63.4%	62.1%	64.4%

Gross profit	37.4%	36.6%	37.9%	35.6%

Operating expenses:
Selling, general and administrative	26.5%	35.5%	31.1%	33.9%
Depreciation and amortization	2.8%	4.7%	2.8%	4.6%

Total operating expenses	29.3%	40.2%	33.9%	38.5%

Operating income (loss)	8.1%	(3.6)%	4.0%	(2.9)%

Other (expense) income, net	(0.7)%	0.4%	(0.2)%	—%

Income (loss) before income taxes	7.4%	(3.2)%	3.8%	(2.9)%
Income tax provision	1.2%	102.9%	0.9%	33.1%

Net income (loss)	6.2%	(106.1)%	2.9%	(36.0)%

Revenue. Total revenue increased by $3.7 million, or 17.1%, to $25.0 million for the three-month period ended September 30, 2011, compared to total revenue of $21.4 million in the three-month period ended September 30, 2010. Similarly, total revenue increased by $11.0 million, or 17.0%, to $76.0 million for the nine-month period ended September 30, 2011, compared to total revenue of $65.0 million in the nine-month period ended September 30, 2010. With respect to the comparative increases in year-over-year total revenue, service revenue increased by $2.0 million, or 11.0%, and $7.2 million, or 14.1%, in the three- and nine-month periods ended September 30, 2011. Software revenue increased by $1.8 million and $1.4 million, in the three- and nine-month periods ended September 30, 2011.

Our quarterly and year-over-year service revenue growth is entirely organic revenue growth and includes service revenue contributions from Meridian, which was acquired in May 2010. Additionally, the three- and nine-month periods ended September 30, 2011 include service revenue and royalty revenue related to the Fullscope process contracts which expired in June of 2011. No revenues associated with the process contracts were recognized by the Company during the three-month period ended September 30, 2011.

The year-over-year improvement in third quarter and year-to-date service revenue is primarily the result of growth within our product-based EPM and ERP service offerings. Growth in our ERP service offerings is a direct result of software product sales closed during the second and third quarter of 2011.

On a sequential quarterly basis, service revenue in the third quarter of 2011 increased by $1.4 million, or 7.7%, compared to the second quarter of 2011. Our third quarter service revenue is influenced by an increase in our billable consultant utilization rate to 75.5% (compared to 72.2% in the second quarter of 2011) and an increase in our billable consultant base, to 322 (compared to 309 at the end of the second quarter of 2011).

Utilization, which is the rate at which we are able to generate revenue from our consultants, increased to 75.5% during the third quarter of 2011 compared to 75.0% during the third quarter of 2010. On a year-to-date basis, utilization for the first nine months of 2011 increased to 75.8% compared to utilization of 75.3% during the first nine months of 2010. We typically target utilization in a range from 78%-82%. Utilization is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. Our third quarter and year-to-date utilization remains steady, but is below our targeted range. We are observing some hesitation gaps between projects as customers appear to be continuously re-evaluating their plans for IT spending.

Annualized service revenue per billable consultant, as adjusted for utilization, was $341 thousand and $333 thousand during the three- and nine-month periods ended September 30, 2011, which is relatively consistent with our reported annualized service revenue per billable consultant of $324 thousand and $327 thousand during the comparative 2010 periods.

During the three- and nine- month periods ended September 30, 2011, software revenue totaled $3.0 million and $9.3 million, or 11.9% and 12.2% of total revenue, respectively, compared to software revenue of $1.2 million and $7.9 million, or 5.6% and 12.1% of total revenue, respectively, in the three- and nine- month periods ended September 30, 2010. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software. The 2011 year-over-year periodic increases in software revenue is the result of our high rate of maintenance renewals (for pass-through arrangements) combined with several new product sales during the reported periods.

Software revenue is expected to fluctuate between quarters dependent upon our customers’ demand for such third-party off-the-shelf software. Sales of Dynamics AX ERP software have historically been strong in the quarterly period ended June 30, as compared to other fiscal quarterly periods. Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Dynamics AX ERP-related software revenue, which we anticipate will represent the majority of our software revenue in 2011, has historically been sold at a higher margin than EPM-related software. Additionally, because software revenue has become a larger percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon periodic gross margins.

During the nine-month period ended September 30, 2011, we recognized $3.2 million in service and royalty revenue from Fullscope’s business process contracts. As per the terms of the earnout agreement, our obligation ends on June 30, 2011 concurrent with the termination of the service and royalty revenue generated by the business process contracts. No future service or royalty revenues are expected to be generated by the business process contracts after the second quarter of 2011.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $349 thousand, to $2.0 million for the three-month period ended September 30, 2011, as compared to $1.7 million in the comparative 2010 quarterly period. Similarly, reimbursed expense revenue increased approximately $1.3 million, to $5.6 million for the nine-month period ended September 30, 2011, as compared to $4.3 million in the comparative 2010 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the nine-month period ended September 30, 2011 totaled 377, as compared to 340 customers during the nine-month period ended September 30, 2010. During the first nine months of 2011, we engaged on new projects with a total of 101 new customers, compared to 72 new customer engagements during the first nine months of 2010. The year-over-year increase in new customers is in large part due to the growth in our EPM- and ERP-related services offerings.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $2.1 million, or 15.7%, to $15.7 million for the three-month period ended September 30, 2011 compared to $13.6 million in the comparative 2010 quarterly period. Similarly, cost of revenue increased by $5.4 million, or 12.8%, to $47.2 million during the year-to-date period ended September 30, 2011 compared to $41.9 million in the comparative 2010 year-to-date period.

The primary drivers of the 2011 comparative year-over-year third quarter and year-to-date increase in cost of revenue, on an absolute dollar basis, are the growth in billable headcount necessary to support our service revenue growth and increases in fringe-related expenses. The Company maintained 322 billable consultants, including contractors, as of the quarter ended September 30, 2011 compared to 294 billable consultants at the end of the comparative prior-year quarter.

We continue to leverage the use of contractors. We have utilized contractors to support our service delivery needs as a direct result of growth within our ERP and EPM service offerings. We have established initiatives targeting a reduction, when practical, in our reliance upon contractors. We have been successful in reducing our reliance on contractors to support our service delivery needs during the three- and nine-month periods ended September 30, 2011. Contractor expense totaled $976 thousand and $2.9 million during the three- and nine-month periods ended September 30, 2011 compared to $1.2 million and $3.7 million during the three- and nine-month periods ended September 30, 2010, respectively.

Project and personnel costs represented 47.6% and 47.2% of total revenue during the three- and nine-month periods ended September 30, 2011, respectively, as compared to 51.6% and 49.1% of total revenue during the three- and nine-month periods ended September 30, 2010, respectively. The decrease in project and personnel costs, as a percentage of total revenue, was driven by the comparative 2011 quarterly and year-to-date increases in revenue (the result of improved utilization and increased billable headcount), as described above.

Software costs amounted to $1.8 million and $5.7 million during the three- and nine-month periods ended September 30, 2011, respectively. Software costs amounted to $855 thousand and $5.6 million during the three- and nine- month periods ended September 30, 2010, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses increased to $2.0 million and $5.6 million for the three- and nine-month periods ended September 30, 2011, respectively, as compared to $1.7 million and $4.3 million in the comparative quarterly and year-to-date periods of 2010, respectively.

Gross Profit. During the three-month period ended September 30, 2011, total gross profit increased by $1.5 million, or 19.6%, to $9.4 million compared to total gross profit of $7.8 million in the three-month period ended September 30, 2010. During the nine-month period ended September 30, 2011, total gross profit increased by $5.7 million, or 24.5%, to $28.8 million compared to total gross profit of $23.1 million in the nine-month period ended September 30, 2010. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Gross margin, as a percentage of total revenue, improved to 37.4% in the third quarter of 2011 compared to 36.6% in the comparative 2010 quarterly period. Similarly, gross margin improved to 37.9% in the nine-month period ended September 30, 2011 compared to 35.6% in the comparative 2010 year-to-date period. The periodic year-over-year improvement in gross margin is directly related to the improvement in billable consultant utilization, growth of the EPM- and ERP-related service offerings and a shift in the mix of our software revenue to a greater amount of product revenue (as compared to lower margin maintenance revenue). These improvements were partially offset by the absence of Fullscope’s process contract-related revenue during the three-month period ended September 30, 2011.

Service gross margin increased to 40.6% in the third quarter of 2011 compared to 38.9% in the comparative 2010 quarterly period. Service gross margin increased to 38.5% in the nine-month period ended September 30, 2011 compared to

37.6% in the comparative 2010 year-to-date period. The increase in service gross margin for the three- and nine-month periods ended September 30, 2011 is primarily the result of the increase in our billable consultant headcount, while either maintaining or increasing 2011 periodic utilization rates, which has led to an increase in service revenue and the corresponding improvement in our service revenue gross margins.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of revenue, SG&A expenses were 26.5% and 31.1% during the three- and nine-month periods ended September 30, 2011, respectively, compared to 35.5% and 33.9% in the comparative 2010 quarterly and year-to-date periods, respectively. On an absolute dollar-basis, SG&A expenses decreased by $933 thousand, or 12.3%, to $6.6 million in the three-month period ended September 30, 2011 compared to SG&A expenses of $7.6 million in the three-month period ended September 30, 2010. On a year-to-date basis, SG&A expenses increased by $1.6 million, or 7.3%, to $23.6 million in the nine-month period ended September 30, 2011 compared to SG&A expenses of $22.0 million in the nine-month period ended September 30, 2010.

The decrease in SG&A expenses for the three-month period ended September 30, 2011 compared to the comparative 2010 three-month period is primarily the result of a $1.4 million reduction in SG&A expenses associated with our routine, periodic remeasurement of the contingent earnout consideration associated with the Meridian and Fullscope acquisitions. During the three-month period ended September 30, 2011, based upon a review of Meridian’s projected operating performance, we reduced the accrual associated with our estimate of the contingent earnout consideration to be earned by the former Meridian stockholders by $1.2 million. Any changes in the estimated fair value of contingent earnout consideration, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” is reported as a part of selling, general and administrative expenses. Additionally, during the three-month period ended September 30, 2011, the Company reversed $229 thousand of contingent consideration related to the Fullscope acquisition in connection with the finalization of tax treatment for previously estimated amounts.

Increases in SG&A expense during the nine-month period ended September 30, 2011 were due to increases associated with management salaries and wages, sales-related salaries and wages (including commission expense in connection with the periodic revenue growth), fringe-related expenses, telecom and networking expenses, marketing expenses, and recruiting expenses incurred in connection with the increase in our billable consultant headcount. These increases were partially offset by a reduction in our allowance for doubtful accounts and a reduction in professional services expenses related to legal and accounting matters, including expenses associated with the Fullscope Embezzlement Issue.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $299 thousand, or 29.7%, to $708 thousand in the quarter ended September 30, 2011 compared to $1.0 million in the quarter ended September 30, 2010. Similarly, depreciation and amortization expense decreased $888 thousand, or 29.5%, to $2.1 million in the nine-month period ended September 30, 2011 compared to $3.0 million in the comparative 2010 year-to-date period.

Amortization expense was $489 thousand and $1.5 million during the three- and nine-month periods ended September 30, 2011, respectively, compared to amortization expense of $787 thousand and $2.3 million in the three- and nine-month periods ended September 30, 2010, respectively. The decrease in amortization expense during the 2011 quarterly and year-to-date periods is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010.

Depreciation expense of $219 thousand and $660 thousand recorded in the 2011 current quarterly and year-to-date periods, respectively, was consistent with depreciation expense recognized during the comparative three- and nine-month periods of 2010.

Operating Income (Loss). Operating income for the third quarter of 2011 was $2.0 million compared to an operating loss of $(757) thousand in the comparative 2010 quarterly period. Similarly, operating income for the nine-month period ended September 30, 2011 was $3.1 million compared to an operating loss of $(1.9) million in the comparative 2010 year-to-date period. The current quarter and year-to-date fluctuation in operating results can be attributed to the comparative year-over-year increases in service revenue and royalty revenue, increases in associated gross margins, and the reduction in amortization expense, which were partially offset by the periodic increases in SG&A expenses. Each of these expense items is explained in further detail above.

Other (Expense) Income, Net. Other (expense) income, net, totaled $(167) thousand and $(150) thousand during the three- and nine-month periods ended September 30, 2011, respectively, while other income (expense), net, totaled $71 thousand and $22 thousand during the comparative 2010 quarterly and year-to-date periods, respectively. These amounts primarily represent the Company’s foreign currency exchange loss recorded during the current quarterly and year-to-date periods.

Income Tax Provision. We recorded a provision for income taxes of $299 thousand and $651 thousand during the three and nine months ended September 30, 2011, respectively. We recorded a provision for income taxes of $22.0 million and $21.5 million during the three and nine months ended September 30, 2010. Our 2011 periodic income tax provision amounts were derived based upon an effective income tax rate, inclusive of federal and state income taxes, of 16.2% and 22.4%, during the three- and nine-month periods ended September 30, 2011, respectively.

Our income tax provision during the three- and nine-months ended September 30, 2010, reflects the recording of a $21.9 million non-cash charge in connection with an increase to a previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance represented a full valuation reserve against the total gross carrying value of our net deferred tax assets.

Reported income tax expense during the comparative 2011 and 2010 quarterly and year-to-date periods also includes expense amounts attributable to foreign income taxes, foreign income tax provisions, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

Net Income (Loss). We reported net income of $1.5 million and $2.3 million during the three- and nine-month periods ended September 30, 2011, respectively, compared to a reported net loss of $(22.7) million and $(23.4) million during the three- and nine-month periods ended September 30, 2010, respectively. Both the current quarterly and year-to-date periodic fluctuations in net income (loss) are attributable to the comparative year-over-year increases in service revenue, increases in associated gross margins, and the reductions in income tax provision (related to the 2010 establishment of a full valuation allowance against the carrying value of our deferred tax assets) and amortization expense, which were partially offset by the periodic increases in SG&A expenses. Each of these factors is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$4,182	$1,339	$5,866	$(858)
Investing activities	(154)	(182)	(586)	4,239
Financing activities	(3,015)	42	(2,854)	136
Effects of exchange rates on cash	(22)	30	(8)	6

Total cash provided during the period	$991	$1,229	$2,418	$3,523

As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $13.3 million and $10.9 million, respectively. Working capital, which is defined as current assets less current liabilities, totaled $16.1 million and $14.2 million as of September 30, 2011 and December 31, 2010, respectively. The comparative increases in our cash and cash equivalents balance during the three and nine months ended September 30, 2011 is related to the Company’s generation of income from operations, collections of outstanding accounts receivable balances and issuances under the Company’s employee stock purchase plan. These inflows were offset by payments made under Edgewater’s 2010 performance-based bonus plans, annual renewals of insurance premiums, purchases of capital equipment and capital lease obligations.

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

Net cash provided by operating activities was $4.2 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively. Net cash provided during the three months ended September 30, 2011 was largely attributable to inflows related to the net income from operations of $1.5 million, a $2.5 million decrease in accounts receivable and $2.1 million in accrued payroll and related liabilities. The Company recorded non-cash charges of $716 thousand in depreciation and amortization expense and $265 thousand in stock-based compensation expense. Additionally, the Company recorded a reversal of non-cash charges of $1.4 million in connection with fair value remeasurements of contingent earnout consideration. The inflows were partially offset by a decrease in accounts payable and accrued expenses of $1.4 million (primarily related to payments made to software partners in connection with software revenue deals executed during the second quarter of 2011).

Net cash provided by operating activities during the three months ended September 30, 2010 was largely attributable to inflows related to collection of accounts receivable of $1.4 million, an increase of $244 thousand in prepaid and other assets and an increase in accrued payroll and related liabilities of $512 thousand, which was primarily a result of current year accruals related to the Company’s 2010 performance-based bonus plans and commission plans. Additionally, the Company reported non-cash charges of $21.9 million in connection with an increase in its deferred tax valuation allowance, $1.0 million in depreciation and amortization expense and $239 thousand in stock-based compensation expense. The inflows were partially offset by outflows of cash associated with the decrease of accounts payable and accrued liabilities of $1.7 million and $22.7 million in connection with the reported year-to-date net loss.

During the nine months ended September 30, 2011 and 2010, cash provided by (used in) operating activities was $5.9 million and $(858) thousand, respectively. Net cash provided during the nine months ended September 30, 2011 was largely attributable to net income from operations of $2.3 million, the increases of $1.0 million in accounts payable and accrued liabilities, and $702 thousand of accrued payroll and related liabilities. Additionally, the Company reported non-cash charges of $93 thousand in fair value adjustments related to contingent earnout consideration, $2.1 million in depreciation and amortization expense and $874 thousand in stock-based compensation expense.

Net cash used in operating activities during the nine months ended September 30, 2010 was the result of outflows attributable to the reported year-to-date net loss of $23.4 million and $4.1 million in accounts payable and accrued liabilities, which were primarily associated with the Fullscope Payments. These outflows were partially offset by a $1.4 million increase in accrued payroll and related liabilities, which was primarily a result of current year accruals related to the Company’s 2010 performance-based bonus plans and commission plans, plus non-cash charges such as $21.9 million in connection with an increase in its deferred tax valuation allowance, $3.0 million in depreciation and amortization expense and $740 thousand in stock-based compensation.

Net cash used in investing activities was $(154) thousand and $(182) thousand for the three months ended September 30, 2011 and 2010, respectively. Cash used in investing activities during the comparative three month periods was attributable to purchases of property and equipment and the capitalization of product development costs.

During the nine months ended September 30, 2011 and 2010, net cash (used in) provided by investing activities was $(586) thousand and $4.2 million, respectively. Cash used in investing activities for the nine months ended September 30, 2011 was attributable to the purchase of property and equipment and the capitalization of product development costs. Cash provided by investing activities for the nine months ended September 30, 2010 was attributable to $6.9 million in redemptions of marketable securities, which were offset by $2.3 million of cash outlays related to payments associated with the Fullscope Acquisition and Meridian Acquisition and capital expenditures of $337 thousand.

Net cash (used in) provided by financing activities was $(3.0) million and $42 thousand for the three months ended September 30, 2011 and 2010, respectively. Additionally, net cash (used in) provided by financing activities was $(2.9) million and $136 thousand during the nine months ended September 30, 2011 and 2010, respectively. The net cash used in financing activities during the three- and nine-month periods ended September 30, 2011 is primarily the result of the Company’s repurchase of 1.2 million shares of treasury stock at an aggregate purchase price of $3.1 million. The net cash provided by financing activities for the three- and nine-month periods ended September 30, 2010 is primarily the result of cash received through the employee stock purchase plan, offset by principal payments on capital lease obligations.

Our combined cash and cash equivalents increased by $991 thousand and $1.2 million during the three-month periods ended September 30, 2011 and 2010, respectively. During the nine-month periods ended September 30, 2011 and 2010, our combined cash and cash equivalents increased by $2.4 million and $3.5 million, respectively. These net changes to the Company’s reported cash and cash equivalent balances are reflective of the sources and uses of cash described above. The aggregate of cash and cash equivalents was $13.3 million and $9.4 million as of September 30, 2011 and 2010, respectively.

As of September 30, 2011, our primary material future liquidity requirements consist of earnout payments as described under “Acquisitions, Earnout Payments and Commitments,” purchases of property and equipment, and lease payments associated with our lease obligations. See “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein.

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

Acquisitions, Earnout Payments and Commitments

Acquisition of Fullscope, Inc.: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7,” included elsewhere herein, contingent earnout consideration to be paid, if any, to the former Fullscope stockholders is based upon the generation of positive, after-tax income by the Fullscope business process contract, which is determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company’s balance sheet, as of September 30, 2011, includes an accrual of $2.7 million representing the estimated contingent earnout consideration earned and payable to the former stockholders of Fullscope. The final determination of the contingent consideration amount, as per the terms of the earnout agreement, is subject to review and joint approval by the Company and the former Fullscope stockholders.

During the three- and nine-month periods ended September 30, 2011 the Company (decreased) increased the estimated accrual of contingent earnout consideration earned by the former Fullscope stockholders by $(229) thousand and $1.2 million, respectively. The adjustment to reduce the amount of estimated contingent consideration, during the third quarter of 2011, was a result of the finalization of the tax treatment for previously estimated amounts. During the second quarter of 2011, the Company increased the estimated value of contingent consideration payable to the former Fullscope stockholders by $1.4 million, as a result of the Company’s recognition of $2.2 million in royalty revenue. Each of the adjustments, as required by ASC Topic 805, was reported as part of our selling, general and administrative expenses.

In connection with the Fullscope Acquisition an escrow account was established with $1.3 million, or 10% of the initial upfront purchase price consideration. Subsequent to that time, the Company transferred an additional $700 thousand to the escrow account in connection with the release of a pre-acquisition Fullscope escrow account that was established in June 2009 in connection with Fullscope’s sale of Dynamics AX add-on software modules to Microsoft. As of September 30, 2011, the Company recorded contingent earnout consideration, which will be paid to a second escrow account, of $2.7 million. We anticipate funding the escrow account during the fourth quarter of 2011, however we are not contractually obligated to make this payment until the first quarter of 2012. The escrow accounts, as per the merger agreements, were established to ensure the satisfactory resolution of all potential claims during the earnout period. These amounts will remain unsettled until our claim of recovery for the above matters are resolved.

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

The Company, on a routine, periodic basis, examines actual results in comparison to performance measurements utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended September 30, 2011, based upon a review of Meridian’s projected operating performance, we reduced the accrual associated with our estimate of the contingent earnout consideration to be earned by the former Meridian stockholders by $1.2 million. Any changes in the estimated fair value of contingent earnout consideration, as required by ASC Topic 805, is reported as a part of selling, general and administrative expenses.

The Company, as of September 30, 2011, accrued $220 thousand in potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the second and third twelve-month earnout periods. As of September 30, 2011, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 24 to 60 months and have interest rates that range between 6.0% and 17.0% per annum on the outstanding principle balances. As of September 30, 2011, our outstanding obligations under our Capital Lease Arrangements totaled $90 thousand, all of which is due and payable within the next twelve months, and has been classified as a current capital lease obligation in the accompanying 2011 balance sheet. During the three- and nine-month periods ended September 30, 2011, the Company made payments of principal and interest totaling $37 thousand and $109 thousand, respectively, under the Capital Lease Arrangements. During the three- and nine-month periods ended September 30, 2010, the Company made payments of principal and interest totaling $63 thousand and $188 thousand, respectively, under the Capital Lease Arrangements.

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

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of ASU 2010-28 in fiscal 2012 is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information (ASU 2010-29), to add additional disclosures about the total revenue and earnings of the acquired entity as if the acquisition were closed on the first day of the previous calendar year. Further, disclosure will be required of any material nonrecurring pro forma adjustments. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 5 in the accompanying notes to the unaudited condensed consolidated financial statements). Certain provisions of this update will be effective for us in fiscal 2012, and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and nine-month periods ended September 30, 2011 and 2010. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and nine-month periods ended September 30, 2011 and 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. The Chairman, President and Chief Executive Officer and the Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations of the Company’s disclosure controls and procedures as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $8.5 million (the “Purchase Authorization”) and expired on September 23, 2011 (the “Repurchase Period”). On September 9, 2011, the Board approved both a $5.0 million increase to the Purchase Authorization, to $13.5 million, and an extension of the Repurchase Period to September 21, 2012.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table provides information with respect to purchases of our common stock during the quarter ended September 30, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	—	$—	—	$2,815,948
August 1 – 31, 2011	1,100,000	$2.55	1,100,000	$12,948
September 1 – 30, 2011	102,943	$2.75	102,943	$4,726,767

Total	1,202,943	$2.57	1,202,943	$4,726,767

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months ended September 30, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.**

*-	Filed herewith.
**-	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: November 4, 2011	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)