Form 10-K
period 2011-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2012-03-12
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE	ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES	EXCHANGE ACT OF 1934

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Harvard Mill Square, Suite 210
Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Large accelerated filer [    ]    Accelerated filer [    ]    Non-accelerated filer [    ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [    ]  No  [X]

As of June 30, 2011, there were 12,442,418 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2011 was approximately $33.6 million, computed based upon the closing price of $2.70 per share on June 30, 2011.

As of March 1, 2012, there were 11,370,578 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement for the Registrant’s 2012 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year, provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (11) the failure of the marketplace to embrace advisory and product-based consulting services; and/or (12) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item 1A. Risk Factors.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

EDGEWATER TECHNOLOGY, INC.

Form 10-K

Annual Report

For the Year Ended December 31, 2011

PART I

AVAILABLE INFORMATION: BACKGROUND

Edgewater Technology, Inc. maintains executive offices located at 200 Harvard Mill Square, Suite 210, Wakefield, MA 01880-3209. Our telephone number is (781) 246-3343. Our stock is traded on the NASDAQ Global Market under the symbol “EDGW.” Our Internet address is www.edgewater.com. We make available, free of charge, on the Investor Relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Edgewater Technology, Inc., Attn: Investor Relations, 200 Harvard Mill Square, Suite 210, Wakefield, MA 01880-3209 or by emailing ir@edgewater.com. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20459, or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we use the terms “Edgewater Technology,” “Edgewater,” “our Company,” “the Company,” “we,” “our,” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. A listing of our wholly-owned subsidiaries is included as Exhibit 21.1 to this Annual Report on Form 10-K (“Form 10-K”).

ITEM 1.	BUSINESS

Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management and technology to its customer base. Our customer based tends to be in the upper mid-market and selectively in the Global 2000 market, with a primary focus on the United States.

We deliver our services across a broad range of industries. We work onsite with our customers, providing a full spectrum of services in the following primary areas: business advisory, product-based consulting and technology consulting.

Edgewater has the proven expertise to plan, deliver and manage integration services that improve performance and maximize business results. We focus on deploying new systems and unlocking the value of the existing corporate assets. This proven expertise enables us to bring complex technologies and systems together while minimizing risk, leveraging our customers’ technology investments and delivering tailored solutions.

Our Services

Edgewater offers a full spectrum of services and expertise. Our consulting services are consolidated into three major synergistic offerings: (1) Business Advisory Services, (2) Product-Based Consulting and (3) Technology Consulting. The diagram that follows illustrates these offerings:

Edgewater has the proven expertise to plan, deliver and manage integration services that improve performance and maximize business results. We focus on deploying new systems and unlocking the value of the existing corporate assets. This proven expertise enables us to bring complex technologies and systems together while minimizing risk, leveraging our customers’ technology investments and delivering tailored solutions.

The following are Edgewater’s service categories with sample services:

¡	Business advisory services
¡	Monetize knowledge, new revenue streams from corporate data
¡	Customer transformation, moving from business-to-business to business-to-customer or the reverse for new revenue opportunities
¡	Cloud Architecture and On-Ramping strategic services
¡	Business process rejuvenation with industry best practice and cross pollination
¡	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital
¡	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives
¡	Independent package selection and Request for Information or Proposal process design and implementation

¡	Product-based consulting services
¡	Effect business transformation through the use of packaged software solutions
¡	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance
¡	Enterprise resource planning with Microsoft Dynamics AX, discrete manufacturing and a specialty of process-based manufacturing
¡	Customer relationship management with Microsoft CRM
¡	Industry specific platform and best practice solutions
¡	Blended solutions; Microsoft CRM/XRM and custom

¡	Technology consulting services
¡	Technical architecture and roadmaps
¡	Technical evaluations and design
¡	Custom component design and implementation
¡	Web-centric solutions: internal, external and/or collaborative
¡	Cloud integration and phasing solutions
¡	On-going support services
¡	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

In addition to the above services, the Company also provides synergistic services in the area of data management and analytics. Examples of such services include the following:

¡	Enterprise information management services
¡	Provide for data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design
¡	Provide practical data architectures and roadmaps to support transactional systems, enterprise performance management, through advanced analytics
¡	Provide forms of data manipulation, transformation and quality services

¡	Analytics services
¡	Lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization
¡	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting
¡	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations
¡	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations

Our consultants are expected to travel and to be onsite with the customer to provide the highest level of service and support in all of these endeavors. We work with varying degrees of customer project assistance and will incorporate customer resources for technology transfer or cost optimization purposes. Independent teams and proper project process and delineation provide conflict-free transition points among all key service offerings as well as independent entry points. Leads for offerings are internally driven with assistance from the respective vendors for software product solutions.

Customers

Our strategic acquisitions have helped enhance our service and product offerings, increase our customer base and reduce our reliance on individually significant customers. Historically, we have derived a significant portion of our consulting services based revenues (and overall revenues) from large technical consulting projects involving a limited number of customers. When we complete large technical consulting projects, we redeploy consulting professionals to new projects, even though these new projects, either individually or in the aggregate, may not be as large as the prior completed project.

Service revenue from our five largest customers, as a percentage of total service revenue, was 11.1%, 15.3% and 20.4% for the years ended December 31, 2011, 2010 and 2009, respectively. This improvement in customer concentration has occurred in connection with growth in our EPM-related service business, the addition in 2010 of our ERP-related service offerings and our efforts to expand and diversify our customer base. No single customer represented greater than 10% of total revenue during the years ended December 31, 2011, 2010 or 2009. Over the last three fiscal years our reliance on (and the risks associated with) a limited number of significant customers has diminished. See “Item 1A. Risk Factors - Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” During 2011, we recorded service revenue from 406 customers, of which 129 were new customers, as compared to recording service revenue from 391 customers in 2010, of which 102 were new customers. Additionally, we recorded service revenue from 249 customers in 2009, of which 63 were new customers.

Industry Dynamics and Opportunity

Industry Dynamics. In today’s rapidly shifting macro business environment, corporations are demanding that financial and operational strategies be implemented in the most efficient and complete manner possible. The classic providers, such as the large management consulting firms, large accounting firms and multinational integrators, tend to provide solution services exclusively on large complex platforms, encompassing many players of mixed experience levels and in a myriad of locations. Edgewater’s services are focused and quickly deployed onsite in a specialized solution package, more appropriate to today’s need for faster innovation rollout, pushed deeper into subsidiaries of multinational corporations as well as middle market growth companies.

Expenditures in the information technology market have become a critical success factor in every company’s successful growth. As such, IT expenditures are receiving the scrutiny of C-Level Officers (“CXO”), when specifically focused on transformational change. Our CXO buyers are looking to purchase rapidly deployable, risk-managed, product-based technology solutions. These solutions maintain the ability for a company to differentiate itself from its competitors with proprietary business process, combined with the leverage of product customization. Edgewater assists customers with these solutions primarily in the Oracle and Microsoft product channels, while providing the opportunity for a customer to customize its solutions through the utilization of our custom technology consulting services.

We believe there are three major drivers to transformational change today. The first is the permeation of operational analytics driving corporate command and control. This manifests itself in the centralization of operational analytics on a common enterprise-wide platform of planning, budgeting, consolidation, and strategic finance, which are provided by Edgewater through our EPM services within the Oracle channel. The second driver of transformational change is the software replacement cycle in manufacturing, insurance and health care. Each has its macro drivers (economic, regulatory or demographic), for which the outcome is the same. Core operational systems such as ERP, policy administration and health service line must be replaced or implemented. Edgewater provides product-based solutions in all of these areas through our service offerings within the Microsoft channel. Third, the availability of cloud-based services is providing a new and growing opportunity for the middle market, enabling them to avail themselves of technology usually reserved for larger corporations. Edgewater’s advisory, product-based and technology consulting services fill the gap in expertise between the internal corporate resources available to a middle-market company and the provisioning of the various cloud providers required to provide an effective enterprise solution.

Companies typically turn to consulting firms, like Edgewater, to fill these internal project gaps for a number of different reasons:

¡	For deep industry, product, data and technical expertise;
¡	To obtain strategic consulting services in an accelerated timeframe;
¡	To mitigate their business risk with focused onsite project teams;
¡	To receive an outside objective perspective;
¡	To obtain EPM- and EIM-related services;
¡	To obtain product and services related to ERP and CRM;
¡	To provide cloud architecture and on-ramping services; and/or
¡	To serve as an agent to plan, manage and implement change.

Industry Opportunity. Focused advisory, product-based and technology consulting services, provided independently of large customary providers and larger classic business consulting engagements, are exactly what many customers are looking for in times of rapid change and uncertainty. Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Strategic consulting firms deliver innovative strategic thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of appropriate technologies. We have steadily enhanced our offerings to address the evolving need for strategic advisory and IT services and plan to continue to grow our competencies in these areas. Our goal is to provide a complete continuum of focused business services, encompassing all facets of business, through the enablement of technology.

Competitive Strengths

Edgewater offers strategic consulting services designed to assist our customers in improving financial and operational performance across their enterprise. We develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. We feel that five core values differentiate us from our competition.

These values include the following:

(1)	Delivery Excellence — Our history is built upon more than 20 years of proven methodology and well-defined process, in addition to continuous delivery of business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)	Vertical Expertise — We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. We have developed core competencies in primary vertical markets such as: CPG/Manufacturing; Discrete and Process Manufacturing; Energy/Utilities; Healthcare; Higher Education; Hospitality; Insurance; Retail; Travel/Entertainment; and various Emerging Markets.

(3)	Technology Excellence — We deliver our services by blending proven strategic technologies and business practices to build scalable solutions providing a solid return on the investment. Our team of professionals has the business and technology expertise to offer comprehensive strategies and solutions. Our areas of expertise include: business advisory services, EPM solutions in planning, budgeting, consolidation and strategic finance, Microsoft Dynamics solutions in the area of CRM and ERP, data analytics, Web analytics, advanced data and infrastructure services and specialized custom IT services.

(4)	Customer Focus — Edgewater is positioned to provide our customers with onsite services across North America. Edgewater’s customer-centric model is well positioned to serve the needs of the Global 2000 for tight, highly-trained product specialist project teams, as well as the upper middle market whose needs tend to span the full spectrum of our business/IT service offerings.

(5)	Adherence to Operational Metrics — Since our inception in 1992, Edgewater’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as the leading provider of transformational business and technology services. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of industry specific business advisory services, advanced product–based software consulting and custom technology consulting services. Customers desire the personal attention provided by onsite industry, financial and strategic expertise buttressed with the ability to accelerate idea implementation with cost-effective advanced software package solutions. Our ability to initiate our services dialogue at the strategy level all the way through specific software product request, provides a spectrum of sales opportunities with varying degrees of channel control and cost. This spectrum of engagement entry opportunities enables us to serve the upper middle market through the Global 2000 with an appropriate set of services.

As described above under “– Our Services,” our services are loosely categorized into three distinct groups: business advisory, product-based consulting and technology consulting services. The spectrum begins with pure consulting and ends with pure information technology. Smaller organizations such as middle market companies, subsidiaries of Global 2000, private equity firms and venture capital firms will tend to start at the advisory and consulting level, while the Global 2000 tend to initially engage with product-based consulting services.

Marketing, Sales and Strategic Alliances

Marketing. The primary goal of our marketing efforts is to generate sales opportunities by increasing Edgewater’s brand awareness, value proposition and overall domain expertise. Our marketing efforts continue to be closely aligned with the Company’s go-to-market strategy, while introducing specific offerings that address business and IT problems faced by our customers. We leverage the core competencies we have developed in delivering our services in key industries and horizontal offerings to increase the efficiency of our marketing efforts. Our marketing function utilizes comprehensive Internet marketing strategies that involve integrated activities including, but not limited to: webinars, highly-targeted email campaigns distributed to prospect and customer lists developed with specific demographics and attributes and social media outlets to promote our Company’s capabilities and services (e.g., both company-driven and domain-specific blogs, social networking and video sharing websites). By leveraging closely coupled internet marketing strategies to promote our services, we are able to reach a wider audience and communicate in a medium that has become more widely accepted and brings in quicker results from both a sales and marketing perspective. We also gather key statistics from our websites, blogs, email campaigns and other social media outlets to test, measure and trace our marketing initiatives. This enables us to ensure we are reaching the right target audience with concise and compelling offerings to promote our capabilities. We also author white papers and contribute to articles in trade publications, attend events and participate in targeted industry conferences and tradeshows.

Our marketing department has embarked on an enterprise-wide initiative to bring recent acquisitions under a single master brand concept. Since some of our new offerings are not purely technology oriented, we are in the process of establishing our master brand as “Edgewater,” thus dropping the word “Technology” from our corporate identity.

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

Employees. As of December 31, 2011, Edgewater had 380 employees (excluding contractors). Of these employees, 287 were billable consultants and 93 were management and administrative personnel, composed of sales, marketing, human resources, finance, accounting, internal information systems and administrative support. The average tenure of our employees is approximately 5.0 years and the average “years of experience” is approximately 20 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

Culture. We believe that our business culture is critically important in hiring and retaining qualified professionals. Our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all disciplines and vertical practices throughout our Company. Our employees are talented and energetic professionals who come from a multitude of professional backgrounds. Edgewater believes that this creates an exciting, diverse and creative work environment for our employees.

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

Recruiting. We believe that our long-term success will depend upon our ability to attract, retain and motivate highly-skilled employees. Our recruitment department has traditionally conducted its own direct recruiting efforts and coordinated informal and search firm referrals. We believe that our business model, which results in an intellectually stimulating work environment, provides increased opportunities for professional development and a dynamic corporate culture, which enhances our ability to attract and retain top professionals.

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

Competition

We operate in a competitive and rapidly changing market. We also compete with a variety of organizations that offer services similar to those we provide. Our customers often retain us on a non-exclusive, project-by-project basis. We compete with a number of different types of businesses, including:

Traditional management and strategy consulting firms that focus on advising ”C”-level executives on organization and corporate strategy. Many of the traditional strategic consulting firms have added services in information technology.

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

There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. The following is a representative list of competitors in the IT and management consulting services space:

¡

Technical Consulting/Systems integrators: Accenture, EDS, Mattersight Corporation (formerly eLoyalty Corporation), Tier Technologies, Ciber, Inc., IBM Global Services, Business and Decision Group, Caritor, Inc., LogicaCMG, Perficient and Sapient;

¡	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Ventyx, Satyam, Tata and Wipro;

¡	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Company;

¡

Enterprise Performance Management / Business Activity Monitoring / Business Intelligence providers: Deloitte LLP, The Hackett Group, Hitachi Consulting Corporation, Hewlett-Packard, KPMG, PricewaterhouseCoopers and Ernst & Young; and

¡	Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle, Microsoft and SAP.

We believe that the principal criteria considered by prospective customers when selecting a consulting firm include skills and capabilities of consultants, scope of services, project methodology and approach, technical and industry expertise, reputation and quality of past work, perceived value and a commitment to delivering a solution that works as intended. Due to our ongoing dedication and attention to all of the above characteristics, we believe that we are well positioned against our competitors in our marketplace.

Intellectual Property

We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for ‘‘Edgewater,” “Edgewater Technology,’’ “Edgewater Strategy Services,” “Edgewater Technology-Ranzal,” “Edgewater Ranzal” and “Edgewater Fullscope,” among others. We believe we have secured all rights to trademarks and trade names related to our business.

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used within our Company and in customer engagements. See also “Item 1A. - Risk Factors” included elsewhere in this Form 10-K.

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

We may, in the future, purchase common stock in the open market, in private transactions or otherwise, pursuant to board approved repurchase programs. See “Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in this Form 10-K. Any future purchases by us will depend on many factors, including, but not limited to, the market price of our common stock, our business strategy, our business and financial position and general economic and market conditions.

Directors and Executive Officers of the Registrant

Name	Age	Position with the Company
Shirley Singleton	60	Chairman of the Board, President and Chief Executive Officer
David Clancey	56	Executive Vice President, Chief Strategy Officer and Chief Technology Officer
Timothy R. Oakes	44	Chief Financial Officer, Treasurer and Corporate Secretary
Robin Ranzal-Knowles	45	President Edgewater Technology-Ranzal, Inc.
Kristin Zaepfel	48	Vice President, Human Resources
Paul Flynn	62	Independent Director
Paul Guzzi	69	Independent Director
Nancy Leaming	65	Independent Director
Michael Loeb	56	Independent Director
Daniel O’Connell	63	Independent Director
Wayne Wilson	63	Lead Independent Director

Ms. Singleton currently serves as our Chairman, a position she was elected to in July 2005. Ms. Singleton co-founded Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) in 1992 and served as President of Edgewater Delaware from 1992 until January 2002. Ms. Singleton has served as President and Chief Executive Officer of our Company (the parent company of Edgewater Delaware) from January 2002 to the present. Prior to co-founding Edgewater Delaware, Ms. Singleton held various management positions from 1982 to 1992 at Logica North America and attained the position of Vice President and General Manager of the Northeast region. Ms. Singleton serves on the Foundation Board of Bunker Hill Community College, the Board of Trustees for North Shore Medical Center and the board of The Commonwealth Institute. Ms. Singleton has served as a Director of our Company since June 2001.

Mr. Clancey has served as Executive Vice President, Chief Strategy Officer and Chief Technology Officer of our Company since June 2006. Before assuming his current title, Mr. Clancey served as our Executive Vice President—Chief Technology Officer from 2001 to 2006 and as Edgewater Delaware’s Senior Vice President—Chief Technology Officer from 1992 until 2001. Mr. Clancey co-founded Edgewater Delaware in 1992 with Ms. Singleton. Prior to co-founding Edgewater Delaware, Mr. Clancey was a Systems Architect and Chief Technology Officer at Logica North America.

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

Ms. Ranzal-Knowles has served as President of Edgewater Technology-Ranzal, Inc., a subsidiary of the Company (“Ranzal”), since October 2004. Prior to joining Edgewater, Ms. Ranzal-Knowles was the founder, owner and President of Ranzal and Associates, Inc., from March 1996 to October 2004.

Ms. Zaepfel has served as Vice President of Human Resources of our Company since September 2003. Prior to joining our Company, Ms. Zaepfel served as Senior Vice President of Human Resources for Xchange, Inc. from 1998 to 2003. Ms. Zaepfel has also held various Human Resources positions at such organizations as HPR, Inc., Mellon Bank Corporation and The Boston Company.

Mr. Flynn currently serves as Executive Vice President and Commercial Loan Officer at Peoples United Bank, a position he has held since June 30, 2011. From 2007 to June 2011, Mr. Flynn was an Executive Vice President and Commercial Loan Officer at DanversBank. From 2000 to 2007, Mr. Flynn was an Executive Vice President of RBS Business Capital, a division of Citizens Financial Group. From 1986 to 2000, Mr. Flynn was an Executive Vice President for the United States Trust Company. Prior to his time at the United States Trust Company, Mr. Flynn was a Senior Vice President for Patriot Bank, N.A. from 1981 to 1986. From 1977 to 1981, Mr. Flynn was an Assistant Vice President at Chase Commercial Corporation and from 1974 to 1977 Mr. Flynn was an Audit Manager with New England Merchants Bank. Mr. Flynn serves as a Director of the Business Development Corporation of New England. Mr. Flynn was elected as a Director of our Company in July 2005.

Mr. Guzzi currently serves as the President and Chief Executive Officer of the Greater Boston Chamber of Commerce, a position he has held since 1996. From 1995 to 1996, Mr. Guzzi was Vice President of State and Community Affairs for Boston College. Prior to his position at Boston College, Mr. Guzzi was a consultant for Heidrick & Struggles, an international recruitment firm from 1994 to 1995. From 1991 to 1993, Mr. Guzzi served as a Vice President at Data General Corporation. Prior to his position at Data General Corporation, Mr. Guzzi was a Senior Vice President at Wang Laboratories from 1981 to 1991. Mr. Guzzi was a State Representative in the Massachusetts Legislature from 1971 to 1974 and the Massachusetts Secretary of State from 1975 to 1978. Mr. Guzzi serves as a Trustee of the Citi Center for the Performing Arts, is a Director of The Partnership and the Vice Chairman of Blue Cross Blue Shield of Massachusetts. Mr. Guzzi is also a Board member of the Partners HealthCare Corporation and serves as an Advisory Board member for The Boston Club. Mr. Guzzi has served as a Director of our Company since April 2004.

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

Mr. Loeb is currently the President and CEO of Loeb Enterprises, a New York-based business development lab, a position he has held since 2005. Mr. Loeb was the President of the Synapse Group, Inc., a wholly-owned subsidiary of Time Warner, and its Chief Executive Officer from 1997 to December 2005. Prior to co-founding the Synapse Group, Inc. and becoming its President in 1991, Mr. Loeb had an eight-year career at Time Warner, where he held a number of positions including Consumer Marketing Director for Sports Illustrated and Vice President of Consumer Marketing of Entertainment Weekly. At Time Warner, he also helped introduce SI for Kids. Mr. Loeb was also responsible for starting the direct response division of Deutsch Agency immediately prior to co-founding the Synapse Group, Inc. Mr. Loeb has served as a Director of our Company since April 2000.

Mr. O’Connell is an attorney and real estate developer with extensive management experience. Mr. O’Connell has served as the President and CEO of the Massachusetts Competitive Partnership, a non-profit civic and educational association focusing on jobs and competitiveness in the Commonwealth of Massachusetts, since February 2010. Previously, Mr. O’Connell served as the Secretary of Housing and Economic Development for the Commonwealth of Massachusetts from January 2007 to February 2010. Prior to that time, from 2005 to 2007, Mr. O’Connell was an Executive Vice President and Partner in the Development and Advisory Services Group of Meredith & Grew, a full service commercial real estate firm. Before joining Meredith & Grew, Mr. O’Connell served seven years as a Principal in the Development Services Group at Spaulding & Slye Colliers. Mr. O’Connell has served as a Director of our Company since August 2009.

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

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. Although reliance on significant customers has diminished over the last three fiscal years (see “Item 1. Business – Customers”), the loss of a major customer or large project could materially and adversely affect our results of operations. In 2011 and 2010, no customer accounted for more than 5% of our service revenues, and our top five customers represented 11.1% and 15.3% of our 2011 and 2010 service revenues, respectively. Nonetheless, the future receipt of significant commitments from new or existing customers could create future risks such as those described above concerning customer concentration.

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

Our business could be adversely affected by a significant or prolonged economic downturn.    Our results of operations are affected by the level of business activity of our customers, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our customers has had and could continue to have a material adverse effect on our revenue and profit margin. Future economic conditions could cause some customers to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to avoid reductions in our margins if the economic environment should weaken for a prolonged period.

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

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenue.    A high percentage of our operating expenses, particularly salary expense, rent, depreciation expense and amortization of intangible assets, is fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or unanticipated delay in the scheduling for, our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter. An unanticipated termination or decrease in size or scope of a significant project, a customer’s decision not to proceed with a project we anticipated or the completion during the quarter of several significant customer projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations.

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

We may have lower margins, or lose money, on fixed-price contracts.    As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts and retainer-based contracts. In 2011, fixed-price contracts represented approximately 2.9% of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or retainer-based engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

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

If customers view offshore development as a viable alternative to our service offerings, our pricing, revenue, margins and profitability may be negatively affected.    In recent years, international IT service firms have been founded in countries such as India and China, which have well-educated and technically-trained workforces available at wage rates that are substantially lower than U.S. wage rates. While traditionally we have not competed with offshore development, the offshore model has matured and offers an alternative choice when companies evaluate their IT consulting needs. To counteract the alternative of going offshore for IT consulting services, we are focusing on advisory and product-based service offerings, including design and strategy consulting engagements, which are more difficult for offshore development firms to replicate. If we are unable to continually evolve our service offerings or the rate of acceptance of offshore development advances beyond current levels, then our pricing and revenue could be adversely affected.

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

Our business could be adversely affected by material changes to our strategic relationship with Oracle America, Inc.    Our EPM-related service offering derives a substantial portion of its revenues from a channel relationship with Oracle. This relationship involves Oracle assisted lead generation support with respect to the business intelligence services provided in connection with our EPM-related service offerings. This relationship is governed by an Oracle Partner Network Agreement, which is subject to annual renewal. A failure to renew this relationship, or a material modification or change in Oracle’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

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

We may be required to record additional impairment charges against the carrying value of our goodwill and other intangible assets in future quarters.    As of December 31, 2011, we had recorded goodwill and intangible assets with a net book value of $14.1 million. We test for impairment at least annually and whenever evidence of impairment exists. We have in the past recorded impairment charges against the carrying value of our goodwill and intangible assets. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.    As a result of the our recent acquisitions and the international expansion of our EPM-related business, a portion of our revenues and operating expenses are, and will be, denominated in currencies other than the U.S. dollar. As a result, these revenues and operating expenses are affected by fluctuating foreign currency exchange rates. An increase in the U.S. dollar relative to other currencies in which we have revenues will cause our revenues to be lower than with a stable exchange rate. Changes in exchange rates between other foreign currencies and the U.S. dollar can affect the recorded levels of our assets, liabilities and expenses relating to our operations. The primary foreign currencies in which we have exchange rate fluctuation exposure are the Canadian dollar, the Euro, the British Pound and the South African Rand. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years, particularly as the current global financial crisis has unfolded, and may continue to do so in the future. We cannot predict the impact of future exchange rate fluctuations on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 66,027 square feet of office space for our principal executive offices located at 200 Harvard Mill Square, Suite 210, Wakefield, Massachusetts 01880-3209. We also have office facilities in Alabama, Georgia, New Hampshire, New York, Illinois, Montreal and London.

Our corporate and satellite offices are all leased properties. We do not own any real estate. Our existing properties satisfy our current operating needs; however, we will seek additional space in the event our existing properties are unable to meet our operating requirements in the future.

ITEM 3.	LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We are not currently involved in any active, pending, or (to the best of our knowledge) threatened legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts, with coverages and deductibles that we believe are reasonable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ Global Market under the symbol “EDGW.” On March 1, 2012, there were approximately 1,800 holders of record of our common stock, and approximately 11.3 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ Global Market for each quarter in 2010 and 2011and the first quarter of 2012 (through March 1, 2012).

	High	Low
FISCAL 2010:
First Quarter	$3.30	$2.76
Second Quarter	3.42	2.65
Third Quarter	2.98	2.32
Fourth Quarter	3.03	2.27

FISCAL 2011:
First Quarter	$3.60	$2.15
Second Quarter	3.41	2.50
Third Quarter	3.16	1.59
Fourth Quarter	3.20	2.30

FISCAL 2012:
First Quarter	$3.85	$2.75
(through March 1, 2012)

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

In November 2011, the Board authorized an Odd-Lot Program, which was open to stockholders owning fewer than 100 shares of Edgewater common stock. The price paid to stockholders participating in the first trading period, which ended on December 7, 2011 was $2.97 per share. As of December 7, 2011, 77 stockholders, or approximately 7.3% of stockholders eligible to participate in the program, representing 2,363 shares of the Company’s common stock participated in the first trading period. The Board approved a second trading period which ended on January 14, 2012. In total, 178 stockholders, or approximately 16.8% of stockholders eligible to participate, representing 6,353 shares of the Company’s common stock, elected to participate in the tender offer.

The following table provides information with respect to purchases of our common stock during the quarter ended December 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2011	-	$-	-	$4,726,727
November 1 – 30, 2011	40,000	3.17	40,000	4,599,967
December 1 –31, 2011 (1)	4,159	2.97	4,159	4,587,614
Total	44,159	$3.15	44,159	$4,587,614

(1)	In November 2011 the Company authorized an odd-lot tender, which was open to stockholders owning fewer than 100 shares of common stock. Purchases under this program are reflected in the table above.

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the S&P 600 IT Services Index and self-selected peer groups in the technology consulting industry for the five-year period beginning on December 31, 2006 (the closing sale price of our common stock on this date was $6.11) and ending on December 30, 2011 (the last trading date for our common stock in the 2011 fiscal year), assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer group.

Company Name / Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
	(Amounts in Dollars)
Edgewater Technology, Inc.	100.00	119.48	42.39	48.61	38.46	45.17
NASDAQ Index	100.00	110.26	65.65	95.19	112.10	110.81
S&P 600 IT Services	100.00	101.13	83.62	109.07	137.03	148.69
New Peer Group (1)	100.00	125.11	65.54	95.62	134.99	134.41
Old Peer Group (2)	100.00	122.01	62.06	92.79	129.31	126.78

(1)	Our self-selected peer group for 2011 consists of the following companies: The Hackett Group; Ciber, Inc.; Perficient, Inc.; Sapient Corporation; Tier Technologies, Inc.; and Analysts International Corporation.

(2)	Our self-selected peer group for 2010 consists of the following companies: The Hackett Group; Ciber, Inc.; Mattersight Corporation (formerly eLoyalty Corporation); Perficient, Inc.; Sapient Corporation; and Tier Technologies, Inc.

During 2011, we elected to change the composition of our self-selected peer group companies to eliminate, from the 2010 peer group presentation, Mattersight Corporation (“Mattersight”) based upon its 2011 divestiture. As a result, we have elected to remove Mattersight from our analysis of comparable publicly traded companies and replace it with Analysts International Corporation.

We believe that the companies included in our 2011 peer group are comparable to our Company as they provide similar IT consulting services and expertise to their customers.

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

The 2011, 2010, 2009, 2008, and 2007 selected consolidated financial data presented below have been derived from our audited consolidated financial statements and have been prepared in accordance with United States generally accepted accounting principles. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$102,443	$88,545	$50,085	$73,743	$68,490
Cost of revenue	63,746	56,470	33,987	44,955	40,392

Gross profit	38,697	32,075	16,098	28,788	28,098
Operating expenses:
Selling, general and administrative	32,307	30,263	18,412	23,232	21,335
Lease abandonment expense (1)	2,230	-	-	-	-
Depreciation and amortization	2,846	4,023	2,694	3,771	2,448
Impairment of goodwill and other intangible assets (2)	-	-	-	48,594	-

Total operating expenses	37,383	34,286	21,106	75,597	23,783

Operating income (loss)	1,314	(2,211)	(5,008)	(46,809)	4,315
Other (expense) income, net	(127)	34	122	503	1,599

Income (loss) before taxes	1,187	(2,177)	(4,886)	(46,306)	5,914
Tax provision (benefit) (3)	843	21,395	(1,047)	712	(2,896)

Net income (loss)	$344	$(23,572)	$(3,839)	$(47,018)	$8,810

Basic net income (loss) per share:
Net income (loss)	$0.03	$(1.93)	$(0.32)	$(3.66)	$0.75

Weighted average shares, basic	12,038	12,195	12,067	12,861	11,793

Diluted net income (loss) per share:
Net income (loss)	$0.03	$(1.93)	$(0.32)	$(3.66)	$0.66

Weighted average shares, diluted	12,048	12,195	12,067	12,861	13,358

(1)	In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company recorded a non-cash operating charge of approximately $2.2 million.

(2)	During 2008, the Company recorded $48.6 million of impairment charges related to the carrying values of its goodwill and certain other intangible assets. Additional details can be found in the Company’s previously filed reports with the SEC.

(3)	During the years ended December 31, 2010 and 2008, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we recorded non-cash charges of $21.9 million and $9.9 million, respectively, related to an increase in the valuation allowance recorded against the carrying value of our deferred tax assets.

	As of December 31,
	2011	2010	2009	2008	2007
		(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$10,333	$10,903	$12,661	$24,566	$22,775
Accounts receivable, net	23,307	19,496	18,081	11,683	15,146
Goodwill and intangibles, net	14,128	15,870	16,225	3,592	53,715
Deferred tax asset, net	-	-	21,108	22,393	22,255
Other assets	3,430	4,007	5,731	4,836	6,335

Total assets	$51,198	$50,276	$73,806	$67,070	$120,226

Total liabilities	$19,485	$17,311	$18,690	$9,112	$12,700
Stockholders’ equity	31,713	32,965	55,116	57,958	107,526

Total liabilities and stockholders’ equity	$51,198	$50,276	$73,806	$67,070	$120,226

Outstanding shares of common stock	11,311	12,342	12,132	12,162	13,297

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management, and technology to its customer base. During the fiscal year ended December 31, 2011, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $102.4 million from a total of 406 customer. Headquartered in Wakefield, Massachusetts, as of December 31, 2011, our Company employed approximately 287 consulting professionals (excluding contractors) and 380 total professionals (excluding contractors).

Factors Influencing Our Results of Operations

Revenue.

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 95.0% of service revenue for the year ended December 31, 2011. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 2.9% of service revenue for the year ended December 31, 2011. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 2.1% of service revenue for the year ended December 31, 2011. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Provisions for estimated profits or losses on incomplete projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. The company did not recognize any loss contracts during the years ended December 31, 2011, 2010 and 2009, respectively. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our customer provide for the reimbursement of travel and other project-related expenses.

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

Each of the strategic initiatives we have implemented (the development of new service offerings, the cross-disciplinary training of our billable consultant resources and focusing our sales efforts on new technologies) was undertaken with the specific goal of transforming the Company’s IT service offerings towards a “product-based” consulting model.

In connection with our migration to more of a product-based consulting model, software revenue will continue to be a significant portion of our revenues. Software revenue, driven by resales of Microsoft Dynamics

AX product, represented 12.8% and 13.0% of revenue for the years ended December 31, 2011 and 2010, respectively. Software and maintenance revenue are recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period (while the software revenue is recognized upon delivery). Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

Operating Expenses.

The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes stock compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expense consists of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue levels. In addition, we monitor the progress of customer projects with customer senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our customer engagements are terminable by our customers without penalty, an unanticipated termination of a customer project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of consulting professionals to oversee existing customer engagements and to participate in sales activities to secure new customer assignments.

Adjustments to Fair Value of Contingent Consideration.    During the years ended December 31, 2011 and 2010, we reported changes in the estimated fair value of certain acquisition-related, contingent consideration liabilities. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. Changes in the carrying value of contingent consideration liabilities may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

In 2011, the Company recorded an expense, related to the change in fair value of the contingent earnout accrual, of $1.2 million (within selling, general and administrative expense on the consolidated statement of operations) as a result of the performance of Fullscope’s Process contracts during 2011. The Company settled the liability in the amount of $2.7 million during the fourth quarter of 2011 and no further contingent earnout may be earned by the former Fullscope stockholders.

In May 2011, Meridian completed its first twelve-month earnout period, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration related to the first earnout period. The Company, as of December 31, 2011, has accrued $231 thousand in potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the second and third twelve-month earnout periods. As of December 31, 2011, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million.

Non-Routine Professional Services-Related Expenses.    During the years ended December 31, 2011 and 2010, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred the majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

While embezzlement-related expenses decreased in 2011, we anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

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

2010 Increase to Deferred Tax Asset Valuation Allowance.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. During the third quarter of 2010, the Company performed a review of the more than likely recovery of the net carrying value of its deferred tax assets in connection with its historical financial performance and to a lesser extent, forecasts and projections. As a result of the operating loss in the quarter ended September 30, 2010, our assessment of our adjusted and cumulative loss positions and uncertainty as to the timing of profitability in future periods, we determined that it was not more likely than not that the Company would be able to realize future economic benefit from its net deferred tax assets. Accordingly, we increased our deferred tax valuation allowance by $21.9 million, providing for a full valuation allowance against our deferred tax assets as of September 30, 2010. The 2010 impairment charge is more fully described in “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9 – Income Taxes” included elsewhere herein.

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

Plans for Growth and Acquisitions.

Our goal is to continue to build one of the leading strategic consulting firms in North America by growing our customer base, leveraging our industry expertise to enhance our service offerings and continuing to make disciplined strategic acquisitions. Previous acquisitions have further expanded our geographical footprint, increased our vertical expertise and provided more scale to our organization. While growth in 2011 was organic in nature, the Company plans to continue to evaluate the possibility of growth through acquisition.

Company Performance Measurement Systems and Metrics.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges, and therefore we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Year Ended December 31, 2011, Compared to Results for the Year Ended December 31, 2010,” included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Income Taxes and Valuation of Deferred Tax Assets;
•	Revenue Recognition;
•	Allowance for Doubtful Accounts;
•	Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets;
•	Purchase Price Allocation; and
•	Valuation of Contingent Earnout Consideration

Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See “Item 8 – Financial Statements and Supplementary Data — Notes to Consolidated Financial

Statements “included elsewhere herein, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

Income Taxes and Valuation of Deferred Tax Assets.    In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, we must project future levels of taxable income. This assessment requires significant judgment. Recovery of the deferred tax assets is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period.

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

As of December 31, 2011, the gross carrying value of the Company’s net deferred tax assets was $39.0 million. This amount consisted of approximately $21.8 million in federal NOL carryforwards, $1.2 million in state NOL carryforwards, $0.5 million in foreign federal and provincial NOL carryforwards, $2.1 million in available federal credits, $1.9 million in future tax benefits related to share-based compensation expense and $11.5 million in net deferred tax assets related to temporary timing differences.

During the year ended December 31, 2010, in connection with our periodic review of the estimated future realizability of our net deferred tax attributes, we recorded a non-cash charge of $21.9 million in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance represented a full valuation reserve against the total gross carrying value of our net deferred tax assets. As of December 31, 2011, the Company maintained a $39.0 million valuation allowance against the gross carrying value of its net deferred tax assets.

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

Revenue Recognition.    Our Company recognizes revenue primarily through the provision of consulting services and the resale of third-party, off-the-shelf software and maintenance.

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer. Time and materials-based contracts represented 95.0%, 93.5% and 92.7% of service revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue related to our service offerings is recognized as the services are performed and amounts are earned.

When a customer enters into a time and materials, fixed-price or a periodic retainer-based contract, we recognize revenue in accordance with our evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

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

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the years ended December 31, 2011, 2010 or 2009.

We also perform services on a periodic retainer basis under infrastructure service contracts, which include monthly hosting and support services. Revenue under periodic retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. Revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed or the revenue is earned. The warranty period is typically for a 30-60 day period after the project is complete.

Customer prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2011 and 2010, the Company recorded a deferred liability of approximately $915 thousand and $418 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and related maintenance and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 12.8%, 13.0% and 1.3% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We received royalty revenue in connection with the sale of Microsoft Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were subsequently sold to Microsoft in June 2009. Royalty revenues earned were determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by Microsoft. Royalties were recognized as earned in accordance with the contract terms when royalties from licensees were reasonably estimated and collectability was reasonably assured. As per the terms of an earnout agreement entered with the former Fullscope stockholders, our obligation to perform support services ended on June 30, 2011 concurrent with the conclusion of the service and royalty revenue generated by the business process contracts. No future service or royalty revenues are expected to be generated by the business process contracts after the second quarter of 2011.

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

Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue or bad debts as appropriate in the period the risk is identified.

Based on the information available, management believes the allowance for doubtful accounts is adequate; however, future write-offs could exceed the recorded allowance.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets.    Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. Goodwill has an indefinite useful life and is not amortized but is evaluated for impairment annually, on December 2, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at cost. Our intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized.

Goodwill is tested annually for impairment at the reporting unit level utilizing the “fair value” methodology. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

¡	Significant underperformance relative to historical or projected future operating results;
¡	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;
¡	Significant negative industry or economic trends;
¡	Significant decline in its stock price for a sustained period; and
¡	Significant decline in market capitalization relative to net book value.

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

On December 2, 2011, in connection with the Annual Impairment Test, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill had not been impaired. For purposes of its December 2, 2011 Annual Impairment Test, the Company performed its review based upon three individual reporting units.

Goodwill amounted to $12.0 million as of December 31, 2011 and 2010. Other net intangible assets amounted to $2.1 million and $3.8 million as of December 31, 2011 and 2010, respectively.

Significant changes impacting the carrying value of goodwill and other intangible assets during the year ended December 31, 2011 and 2010 included the following, which are described further detail in “Item 8 – Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 – Business Combinations” included elsewhere herein:

¡

Meridian Consulting International Acquisition:    In May 2010, the Company increased the gross carrying value of goodwill and other intangible assets by $2.1 million and $0.6 million, respectively, during the year ended December 31, 2010 in connection with the Meridian Acquisition.

¡

Intangible Asset Amortization:    During 2011 and 2010, the Company recorded $2.0 million (of which, $39 thousand was related to capitalized software and included within cost of revenue on the consolidated statement of operations) and $3.1 million, respectively, in amortization expense on its previously recorded identifiable intangible asset balances.

Purchase Price Allocation.    We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities and other reserves require a degree of management judgment. Certain estimates may change as additional information becomes available. Goodwill is assigned at the enterprise level and is deductible for tax purposes for certain types of acquisitions. Management finalizes the purchase price allocation within 12 months of the acquisition date as certain initial accounting estimates are resolved.

Valuation of Contingent Earnout Consideration.    Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company. For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets. For acquisitions completed during 2009 and beyond, contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

Results of Operations

The following table sets forth, for the periods presented selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2011	2010	2009
Revenue:
Service revenue	77.4%	77.8%	92.1%
Software revenue	12.8%	13.0%	1.3%
Process royalties	2.6%	2.6%	-%
Reimbursable expenses	7.2%	6.6%	6.6%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	46.9%	48.2%	60.3%
Software costs	8.1%	9.0%	1.0%
Reimbursable expenses	7.2%	6.6%	6.6%

Total cost of revenue	62.2%	63.8%	67.9%

Gross profit	37.8%	36.2%	32.1%
Operating expenses:
Selling, general and administrative	31.5%	34.2%	36.8%
Lease abandonment expense	2.2%	-%	-%
Depreciation and amortization	2.8%	4.5%	5.3%

Total operating expenses	36.5%	38.7%	42.1%

Operating income (loss)	1.3%	(2.5%)	(10.0%)
Other (expense) income, net	(0.1%)	-%	0.2%

Income (loss) before taxes	1.2%	(2.5%)	(9.8%)
Tax provision (benefit)	0.8%	24.2%	(2.1%)

Net income (loss)	0.4%	(26.7%)	(7.7%)

Results for the Year Ended December 31, 2011 Compared to Results for the Year Ended December 31, 2010

Revenue.    Total revenue increased by $13.9 million, or 15.7%, to $102.4 million for the year ended December 31, 2011 from $88.5 million for the year ended December 31, 2010. Of the $13.9 million increase in 2011 total revenue, service revenue increased by $10.4 million, or 15.1%, to $79.2 million, as compared to service revenue of $68.8 million in 2010.

Our 2011 year-over-year service revenue growth is entirely organic and includes service revenue contributions from Meridian, which was acquired in May 2010. Additionally, 2011 total revenue includes only six months of service and royalty revenue generated under the Fullscope process contracts which expired in June of 2011. No revenue associated with the Fullscope process contracts has been recognized since June 2011. Additionally, we do not expect to generate any future revenue under the process contracts.

The year-over-year increase in 2011 service revenue is the result of growth within our EPM and ERP product-based service offerings. EPM-related service revenue growth is reflective of continued growth in bid and proposal activity, resulting in expansion of the EPM-related sales pipeline. Additionally, year-over-year EPM service revenue was aided by our international expansion efforts and the full year impact of service revenue generated by the Meridian Acquisition. Year-over-year growth in our ERP-related service offerings is reflective of an increase in Microsoft Dynamics AX product sales during 2011.

Utilization, which is the rate at which we are able to generate revenue from our consultants, increased slightly to 75.8% for the year ended December 31, 2011 compared to 75.6% during the year ended December 31, 2010. During 2011, we maintained our billable consultant utilization rate while increasing billable headcount (including contractors) from 290 (in 2010) to 313 (at the end of the 2011). The consistency of the utilization rate in light of the increased billable consultants is reflective of our current year growth in EPM and ERP service revenue and our efforts to support the growth. We typically target utilization in a range from 78%-82%. This objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances.

Annualized service revenue per billable consultant, as adjusted for utilization, was $336 thousand during the year ended December 31, 2011, compared to service revenue per billable consultant of $324 thousand during the comparative 2010 annual period. The change in this operating metric is primarily attributable to the growth of the EPM-related service offerings.

During the years ended December 31, 2011 and 2010, software revenue totaled $13.1 million, or 12.8% of total revenue, and $11.5 million, or 13.0% of total revenue, respectively. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. The year-over-year increase in software revenue is a result of our high rate of maintenance renewals (for pass through arrangements) combined with several new product sales during 2011. Software revenue is expected to fluctuate on an annual basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of annual revenues in future years.

Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Our ERP-related software revenue, which represents the majority of our 2010, 2011 and anticipated future software revenue, has historically been sold at a higher margin than our EPM-related software. Because software revenue has become a larger percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

During 2011 and 2010, we recognized $3.2 million and $4.6 million in combined service and royalty revenue, respectively, from Fullscope’s business process contracts. These contracts entailed providing services upon which the earnout agreement associated with the Fullscope Acquisition was based. Per the terms of the earnout agreement, the service and royalty revenue generated under the business process contracts ended on June 30, 2011. No revenues have been generated under the business process contracts since June 2011, and the Company does not anticipate that any future revenue will be generated under the business process contracts.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $1.6 million in 2011, to approximately $7.4 million, as compared to $5.9 million in 2010. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare and the number of our projects that require travel.

In 2011, we entered into service arrangements with 129 new customers. Comparatively, in 2010, we secured engagements with 102 new customers. The total number of customers the Company served during 2011 totaled 406, as compared to 391 customers during 2010. This year-over-year change is in large part driven by the growth in our EPM- and ERP-related service offerings.

Cost of Revenue.    Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $7.3 million, or 12.9%, to $63.7 million in 2011, as compared to $56.5 million in 2010.

The comparative 2011 periodic year-over-year increase in reported cost of revenue, on an absolute dollar basis, is directly attributable to the overall growth in our service revenue during 2011. Increases in cost of revenue necessary to support our growth included an increase in billable consultant headcount, fringe-related expenses and billable consultant bonus expense.

On a year-over-year basis, the Company’s total number of billable consultants (excluding contractors) increased by 19, to 287 billable consultants at the end of 2011compared to 268 billable consultants at the end of 2010.

During 2011, we continued to leverage the use of contractors to support the growth in our EPM- and ERP-related service offerings. Contractor expense totaled $3.9 million and $4.1 million during 2011 and 2010, respectively. We continue to proactively focus upon reducing the number of contractors utilized by the Company as a means to improve gross margin, without simultaneously sacrificing service revenue growth. We will continue to utilize contractors to support short term staffing needs, allowing the flexibility to respond to customer proposals while appropriately managing our bench.

Project and personnel costs represented 46.9% and 48.2% of total revenue during the years ended December 31, 2011 and 2010, respectively. The periodic change, as a percentage of total revenue, is primarily related to the comparative revenue growth and the associated impact upon billable consultant-related expenses as described above, and a decreased reliance on contractors.

Software costs amounted to $8.3 million during the year ended December 31, 2011. The increase in the 2011 software costs, as described under “—Revenue” above, is due primarily to the increase in ERP-related software product sales. Software costs are expected to fluctuate depending on our customers’ demand for software.

Reimbursable expenses increased by $1.6 million in 2011, to $7.4 million, as compared to $5.9 million in 2010. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare and the number of our projects that require travel.

Gross Profit.    Gross profit in 2011 increased by $6.6 million, or 20.6%, to $38.7 million, as compared to $32.1 million in 2010. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin) improved to 37.8%, as compared to 36.2% in 2010.

The year-over-year improvement in gross margin is directly related to the comparative growth in total revenue and billable consultant base, combined with a relatively consistent utilization rate and an increase in billable consultant wage-related expenses.

Additionally, gross profit benefited from $2.7 million and $2.3 million of royalty revenue in 2011 and 2010, respectively, related to the Fullscope business process contracts, which are the contracts subject to the earnout agreement entered into in connection with the Fullscope Acquisition. The earnout period, and the related royalty revenue, concluded on June 30, 2011.

Our 2011 utilization rate was 75.8%, a slight increase from 2010 utilization rate of 75.6%, both of which are below our historical and targeted utilization ranges. The consistency in the 2011 utilization rate is reflective of the increase in billable headcount to support the growth in EPM- and ERP-related service revenue experienced during 2011 and anticipated during 2012.

Historically, the Company has targeted and operated at utilization rates ranging between 78% and 82%. We have been able to achieve our targeted utilization rates during periods in which we have been simultaneously engaged on several high-value, long-term projects. In the near-term, we do not anticipate that we will consistently generate utilization rates within our targeted ranges. This is largely due to the current spending habits and contract negotiation process of our customers, which tend to result in inconsistent, short-term, gated project implementation plans, which create volatility in the consistent usage of our billable consultant over a long period of time.

Selling, General and Administrative Expense (“SG&A”).    SG&A expense increased 6.8% to $32.3 million, as compared to SG&A expense of $30.3 million in 2010. The increase in SG&A expense during the year ended December 31, 2011 is primarily reflective of increases attributable to the overall growth we have experienced in 2011. SG&A expense, as a percentage of total revenue, was 31.5% and 34.2% in 2011 and 2010, respectively.

The year-over-year increase in SG&A expense was driven by comparative increases in salaries and wages associated with sales-related salaries and wages (including commission expense in connection with current year revenue growth), travel, bonus expense recorded in connection with the Company’s 2011 performance-based bonus programs, management salaries and wages, fringe-related expense, marketing, recruiting and training expenses incurred in connection with the increase in our billable consultant headcount. The 2011 increases were partially offset by the reversal of $295 thousand in allowance for doubtful accounts (due to the collection of certain accounts receivable previously reserved as uncollectible) and a decrease of $307 thousand in professional fees (primarily associated with the Fullscope and Meridian acquisitions and the Fullscope Embezzlement Issue).

During 2010, in connection with our review of the impact of the discovered embezzlement activity upon Fullscope’s historical financial statements, the Company recorded a $950 thousand liability associated with potential pre-acquisition sales and use tax obligations. The potential sales and use tax-related liability was created by the methods employed to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period the amounts are determined to be probable of recovery from escrow.

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

Lease Abandonment Charge.    In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a non-cash operating expense charge of approximately $2.2 million. Future contractual lease payments have been reduced by estimated potential future sub-lease income in arriving at the abandonment charge recognized during 2011.

We anticipate that the abandonment of the excess office space will result in a reduction of operating expense of approximately $580 thousand during 2012 and $2.2 million over the remaining life of the lease, which expires in July 2016. The Company will evaluate the assumption of estimated potential sub-lease income on a routine, periodic basis and record a period expense adjustment, when and if necessary, to reflect any changes to our original assumptions and estimates.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by $1.2 million, or 29.3%, to $2.8 million, as compared to $4.0 million in 2010. Amortization expense decreased to $2.0 million in 2011, as compared to $3.1 million in 2010. The decrease in amortization expense during 2011 is the result of a reduction in the amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010.

Operating Income (Loss).    The Company’s operating income improved by $3.5 million, to $1.3 million compared to an operating loss of $(2.2) million in 2010. The 2011 improvement in operating income is attributable to the overall increase in comparative revenue, the associated improvements in gross margins and the 2011 reduction in amortization expense. The improvement in our 2011 operating income driven by these changes was partially offset by the increases in SG&A expense associated with our 2011 growth.

Other Income (Expense), Net.    Other expense, net totaled $(127) thousand during 2011, as compared to other income, net of $34 thousand in 2010. Other income (expense) represents the net amount of earned interest income and foreign currency translations. During 2011 and 2010, these amounts primarily represent the Company’s foreign currency exchange losses and gains.

Income Tax Provision (Benefit).    We recorded a provision for income taxes of $843 thousand and $21.4 million for the years ended December 31, 2011 and 2010, respectively. Our 2011 and 2010 periodic income tax provision amounts were derived based upon federal and state income taxes (at statutory rates), foreign income taxes, changes in deferred tax assets and liabilities (and their related valuation allowance), uncertain tax positions and interest and penalties. Our effective tax rate was 71.0% and 982.8% for the years ended December 31, 2011 and 2010, respectively.

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

The current year income tax-related changes impacting our reported income tax expense are more fully described elsewhere herein, including “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9 – Income Taxes.”

Net Income (Loss).    Net income (loss) increased $23.9 million, to $344 thousand, as compared to a net loss of $(23.6) million in 2010. The current year change in reported net income (loss) is a direct result of the overall growth in current year revenue, the improvements in our gross margins, the reduction in current year amortization expense and the absence of tax expense associated with the full valuation allowance provided against the Company’s deferred tax assets recorded in 2010.

Results for the Year Ended December 31, 2010 Compared to Results for the Year Ended December 31, 2009

Revenue.    Total revenue increased by $38.5 million, or 76.8%, to $88.5 million for the year ended December 31, 2010 from $50.1 million for the year ended December 31, 2009. Of the $38.5 million increase in 2010 total revenue, service revenue increased by $22.7 million, or 49.3%, to $68.8 million, as compared to service revenue of $46.1 million in 2009.

The primary driver of the increase in comparative service revenue is the result of the additive effects of the December 31, 2009 acquisition of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”) and the May 17, 2010 acquisition of Meridian Consulting International (“Meridian”) (the “Meridian Acquisition”), which are collectively referred to elsewhere herein as “The Acquired Companies.” Service revenues attributable to The Acquired Companies were not recorded during the year ended December 31, 2009, due to the timing of the respective acquisitions. Additionally, service revenue generated by our Core Service Offerings has increased due to improvement in 2010 bid and proposal activity and the intended cross selling synergies resulting from the combination of our technology and management service offerings with Fullscope’s ERP-related service offerings. Service revenue related to our Core Service Offerings increased by $3.0 million, or 6.5%, during the year ended December 31, 2010.

During the year ended December 31, 2010, we saw a noticeable increase in bid and proposal activity, which translated into new customer engagements driving our comparative increase in year-over-year service revenue attributable to our Core Service Offerings. Specific to the year-over-year increase in our Core Service Offerings, during 2010 we successfully capitalized on cross selling opportunities that called for the integration of our Core Service Offerings with Fullscope’s ERP-related service offerings and experienced an anticipated service revenue lift in our EPM-related service offerings.

Utilization, which is the rate at which we are able to generate revenue from our consultants, improved to 75.6% for the year ended December 31, 2010 compared to 65.5% during the year ended December 31, 2009. We typically target utilization in a range from 78%-82%. This objective is influenced by a variety of factors, including customer demand for IT spending and general economic circumstances. The improvement in our 2010 billable consultant utilization rate is attributable to the cumulative effects of the Fullscope Acquisition and the 2010 growth in our Core Service Offerings service revenue.

Annualized service revenue per billable consultant, as adjusted for utilization, was $324 thousand during the year ended December 31, 2010, compared to service revenue per billable consultant of $348 thousand during the comparative 2009 annual period. The change in this operating metric is primarily attributable to the 2010 increase in Fullscope contractor headcount.

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

Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Fullscope’s software revenue, which represents the majority of our 2010 and anticipated go-forward software revenue, has historically been sold at a higher margin than our EPM-related software. Because software revenue has become a larger percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

During 2010, we recognized $4.6 million in service and royalty revenue from Fullscope’s business process contract. This contract entails providing services upon which the earnout agreement associated with the Fullscope Acquisition is based. As per the terms of the earnout agreement, the service and royalty revenue generated by the business process contract ended on June 30, 2011.

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

In 2010, we entered into service arrangements with 102 new customers. Comparatively, in 2009, we secured engagements with 63 new customers. The total number of customers the Company served during 2010 totaled 391, as compared to 249 customers during 2009. This year-over-year change is in large part the cumulative effect of the customers added in connection with the Fullscope Acquisition combined with the traction we are seeing in our Core Service Offerings.

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

The comparative 2010 periodic year-over-year increase in reported cost of revenue, on an absolute dollar basis, is directly attributable to the overall increase in billable consultant headcount, which includes an increase in the number of contractors we utilized. During 2010, we increased our billable consultant headcount in connection with the Fullscope Acquisition, the Meridian Acquisition and an increase in billable consultants (including contractors) necessary to support growth in Fullscope’s Service Offerings.

On a year-over-year basis, the Company’s total number of billable consultants increased by 88, to 268 billable consultants at the end of 2010, as compared to 180 billable consultants at the end of 2009. The Fullscope Acquisition increased our billable consultant headcount by 62 full-time billable resources, while the acquisition of Meridian added an additional 6 billable resources. Excluding the increase in headcount directly associated with the acquisitions, additional headcount increases were primarily associated with our consultant needs necessary to support the growth in Fullscope’s ERP-related service offering and in connection with the growth in our Core Service Offerings.

During 2010, we leveraged the use of contractors primarily to support our Fullscope service delivery needs. Contractor expense totaled $4.1 million and $1.1 million during 2010 and 2009, respectively. During the third and fourth quarter of 2010, we proactively focused upon reducing the number of contractors utilized by the Company as a means to improve gross margin, without simultaneously sacrificing service revenue growth. We reduced sequential quarterly contractor expense in both the third and fourth quarters of 2010.

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

Software costs amounted to $8.0 million during the year ended December 31, 2010. The increase in the comparative 2010 software costs, as described under “—Revenue” above, is due primarily to the Fullscope Acquisition. Software costs are expected to fluctuate depending on our customers’ demand for software.

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

Additionally, gross profit benefited from $2.3 million of royalty revenue in 2010 related to the Fullscope business process contract, which is the contract subject to the earnout agreement entered into in connection with the Fullscope Acquisition. The earnout period, and the related royalty revenue, ended on June 30, 2011.

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

Selling, General and Administrative Expense (“SG&A”).    SG&A expenses increased 64.4% to $30.3 million, as compared to SG&A expenses of $18.4 million in 2009. The comparative periodic increases in SG&A expenses during the year ended December 31, 2010 is reflective of the incremental impact upon SG&A expenses associated with the Fullscope Acquisition, the Meridian Acquisition, a $950 thousand non-routine charge related to a potential pre-acquisition sales and use tax exposure associated with the Fullscope Embezzlement Issue and an increase in core SG&A expenses as a result of the growth, during 2010, in our Core Service Offerings. SG&A expenses, as a percentage of total revenue was 34.2% and 36.8% in 2010 and 2009, respectively.

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

During the fourth quarter of 2010, in connection with our review of the impact of the discovered embezzlement activity upon Fullscope’s historical financial statements, the Company recorded a $950 thousand liability associated with potential pre-acquisition sales and use tax obligations. The potential sales and use tax-related liability was created by the methods employed to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period the amounts are determined to be probable of recovery from escrow.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased by $1.3 million, or 49.3%, to $4.0 million, as compared to $2.7 million in 2009. The change is primarily related to intangible assets associated with the Fullscope and Meridian Acquisitions. Amortization expense increased to $3.1 million in 2010, as compared to $1.8 million in 2009.

Operating Loss.    The Company’s comparative operating loss improved by $2.8 million, to $(2.2) million, as compared to $(5.0) million in 2009. The improvement in operating loss is attributable to the overall increase in comparative service revenue and software revenue and the associated gross margins. The improvement in total gross margin was offset by the incremental increases in SG&A expenses and amortization expense.

Other Income, Net.    Other income totaled $34 thousand during 2010, as compared to $122 thousand in 2009. Other income in 2010 represents the net amount of earned interest income and foreign currency translations. Other income in 2009 consists primarily of interest income. The decrease in interest income recognized by the Company is attributable to reduced principal balances and average yields on our investments throughout 2010, as compared to those achieved throughout 2009.

Income Tax Provision (Benefit).    We recorded a provision (benefit) for income taxes of $21.4 million and $(1.0) million for the years ended December 31, 2010 and 2009, respectively. Our 2010 and 2009 periodic income tax provision (benefit) amounts were derived based upon an effective income tax rate, inclusive of both federal and state income taxes, of 0.4% and 40.2%, respectively. Additionally, our reported periodic income tax provision (benefit) includes expense (benefit) amounts attributable to foreign income taxes, changes in deferred tax assets and liabilities and their related valuation allowance, uncertain tax positions and interest and penalties.

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

The income tax-related changes impacting our reported income tax expense are more fully described elsewhere herein, including “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes and Valuation of Deferred Tax Assets” and “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9 – Income Taxes.”

Net Loss.    Net loss increased $19.8 million, to $(23.6) million, as compared to $(3.8) million in 2009. The change in reported net loss is a direct result of the full valuation allowance of deferred tax assets offset by the increase in revenue and gross profit. Each of these items is described in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2011	2010	2009
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$5,833	$698	$(243)
Investing activities	(3,498)	4,098	(7,123)
Financing activities	(2,894)	222	(363)
Effects of exchange rates	(11)	(4)	-

Total cash (used in) provided by during the year	$(570)	$5,014	$(7,729)

As of December 31, 2011, we had cash and cash equivalents of $10.3 million, a $570 thousand decrease from the December 31, 2010 balance of $10.9 million. During the year ended December 31, 2011, the Company made cash payments of $3.2 million for the repurchase of common stock and $2.7 million in settlement of the Fullscope contingent earnout. Working capital, which is defined as current assets less current liabilities, increased $2.7 million, to $16.9 million, as of December 31, 2011, as compared to $14.2 million as of December 31, 2010. Historically, we have used our operating cash flows, available cash and periodic sales of our common stock to finance ongoing operations and business combinations. We believe that our cash and cash equivalents will be sufficient to finance our working capital needs for at least the next twelve months. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, and possible business combinations. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1—Business, Potential Future Strategies, Transactions and Changes.”

Cash flow from operating activities is driven by collections of fees for our consulting services, reselling of software products and, to a lesser extent until June 2011, the collection of royalties on software products sold to a third party. Cash used in operations predominantly relates to employee compensation and payments to third party software providers.

Accrued payroll and related liabilities fluctuate from period to period based on the timing of our normal payroll cycle and the timing of variable compensation payments. Annual components of our variable compensation plans are paid in the first quarter of the following year, causing fluctuations in cash flow from quarter to quarter.

Accounts payable and accrued expenses are most significantly impacted by the timing of payments required to be made to third party software providers in connection with the resale of software products to our customers. Typically, a significant portion of our software sales occur at the end of the second and fourth quarters.

Net cash provided by operating activities was $5.8 million in 2011, as compared to net cash provided by operating activities of $698 thousand in 2010 and cash used in operations of $(243) thousand in 2009. The primary components of operating cash flow during 2011 were net income of $344 thousand plus non-cash charges of $6.3 million (consisting of depreciation and amortization, partial lease abandonment and stock-based compensation), partially offset by an increase in accounts receivable of $3.6 million. The primary components of cash flow from operations for 2010 were the net loss of $(23.6) million plus the establishment of a full valuation allowance against the deferred tax assets of $21.9 million and other non-cash charges of $5.5 million plus an increase in accrued expenses of $2.3 million and decrease in accounts receivable of $1.4 million. The primary components of cash used in operations in 2009 was a net loss of $(3.8) million plus non-cash charges of $3.0 million less decreases in accrued compensation and accrued expenses plus an increase in accounts receivable.

For the year ended December 31, 2011, net cash used in investing activities was $(3.5) million compared to cash provided by investing activities of $4.1 million in 2010 and cash used in investing activities of $(7.1) million in 2009. The 2011 uses of investing cash are driven by the fourth quarter payment of $2.7 million to fund the escrow account in connection with the Fullscope contingent earnout. The Fullscope earnout period concluded on June 30, 2011 and no further purchase consideration can be earned. Cash provided by investing activities in 2010 and used in investing activities in 2009 were driven by the purchase and redemptions of marketable securities offset by cash payments made in relation to the Fullscope and Meridian acquisitions.

Cash used in investing activities in 2011 and 2010 also included capitalized software development costs related to software to be used in the Microsoft Dynamics AX environment. There were no capitalized software development costs in 2009.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(2.9) million in 2011 compared to cash provided by financing activities of $222 thousand in 2010 and cash used in financing activities of $(363) thousand in 2009. The 2011 activities were driven by the repurchase of common stock in the amount of $3.2 million, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, and partially offset by $483 thousand received from our employees related to our Employee Stock Purchase Plan. Financing activities in 2010 and 2009 consisted of proceeds received from our Employee Stock Purchase Plan, partially offset in 2009 by repurchases of treasury stock.

As a result of the above, our combined cash, cash equivalents, and marketable securities (decreased) increased by $(570) thousand, $5.0 million, and $(7.7) million in 2011, 2010, and 2009, respectively. The aggregate of our cash, cash equivalents and marketable securities was $10.3 million, $10.9 million and $12.7 million as of December 31, 2011, 2010, and 2009, respectively.

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of December 31, 2011, the only ongoing earnout period is related to the Meridian Acquisition.

On May 17, 2010, the Company acquired substantially all of the assets of Meridian Consulting International. As provided for under the related purchase agreement, Meridian’s former stockholders are eligible to receive additional contingent consideration based upon performance-based thresholds, which will be determined, periodically, over a 36-month period from the date of acquisition. The Company increased total purchase price consideration by $1.2 million, which represented our initial fair value estimate of the contingent consideration to be paid to the former stockholders of Meridian.

On a routine periodic basis, the Company reassesses the estimated fair value of contingent consideration and, during the third quarter of 2011, reduced the carrying value of the accrued contingent consideration associated with the Meridian Acquisition by $1.2 million. This reduction in the estimated fair value of the contingent consideration, as required by GAAP, was reflected as a credit in the consolidated statement of operations. As of December 31, 2011, the Company is reporting an accrual of $231 thousand related to the current fair value estimate of the contingent earnout consideration to be earned by the former Meridian stockholders. The maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million. See “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4 – Business Combinations.”

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease office space under noncancellable operating lease arrangements through 2016. Rent expense was approximately $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In December of 2011, the Company abandoned a portion of its leased facility due to a shift in the deployment of our billable resources. Customer demand for onsite consulting lessened our need for leased office space. As a result, we have abandoned part of our leased facility space and recorded a non-cash charge of $2.2 million (recorded as selling, general and administrative expense in our consolidated statement of operations). The related accrual is recorded at fair value on our balance sheet and will be remeasured on a routine periodic basis.

We have lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6 – Property and Equipment” included elsewhere herein. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of December 31, 2011and 2010, our outstanding obligations under the Capital Lease Arrangements totaled $52 thousand and $200 thousand, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company made payments of principal and interest totaling $148 thousand, $215 thousand and $251 thousand, respectively, under the Capital Lease Arrangements.

Annual future minimum payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total
	(In thousands)
Capital leases (1)	$52	$-	$-	$-	$52
Contingent earnout consideration	126	105	-	-	231
Operating leases	848	1,519	1,234	-	3,601

Total (2)	$1,026	$1,624	$1,234	$-	$3,884

(1)	-	Presented future payments on capital lease obligations represent payments of principal and related interest.

(2)	-

Excluded from the above table are $361 thousand and $282 thousand of gross liability for uncertain tax positions recorded in accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 2011 and 2010. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9 – Income Taxes” included elsewhere herein.

Recently Issued Accounting Pronouncements

Refer to “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2 – Summary of Significant Accounting Policies” included elsewhere herein for a discussion of recent accounting changes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments is held for trading purposes. We did not purchase derivative financial instruments in 2011 or 2010. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

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

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Edgewater Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Edgewater Technology, Inc. as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Technology, Inc. at December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 12, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

Wakefield, Massachusetts:

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edgewater Technology, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2011

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,333	$10,903
Accounts receivable, net of allowance of $300 and $595, respectively	23,307	19,496
Prepaid expenses and other current assets	763	1,035

Total current assets	34,403	31,434

Property and equipment, net	2,429	2,797
Intangible assets, net	2,079	3,821
Goodwill	12,049	12,049
Other assets	238	175

Total assets	$51,198	$50,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,858	$604
Accrued liabilities	13,934	12,391
Accrued contingent earnout consideration	126	2,800
Deferred revenue	1,569	1,301
Capital lease obligations, current	52	148

Total current liabilities	17,539	17,244

Other liabilities	1,841	15
Accrued contingent earnout consideration	105	-
Capital lease obligations	-	52

Total liabilities	19,485	17,311

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 11,311 and 12,342 shares outstanding as of December 31, 2011 and 2010, respectively	297	297
Paid-in capital	213,282	213,326
Treasury stock, at cost, 18,425 and 17,394 shares at December 31, 2011 and 2010, respectively	(125,389)	(123,888)
Accumulated other comprehensive loss	(99)	(48)
Accumulated deficit	(56,378)	(56,722)

Total stockholders’ equity	31,713	32,965

Total liabilities and stockholders’ equity	$51,198	$50,276

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Service revenue	$79,239	$68,843	$46,120
Software revenue	13,064	11,508	664
Royalty revenue	2,734	2,341	-
Reimbursable expenses	7,406	5,853	3,301

Total revenue	102,443	88,545	50,085

Cost of revenue:
Project and personnel costs	48,078	42,640	30,190
Software costs	8,262	7,977	496
Reimbursable expenses	7,406	5,853	3,301

Total cost of revenue	63,746	56,470	33,987

Gross profit	38,697	32,075	16,098

Operating expenses:
Selling, general and administrative	32,307	30,263	18,412
Lease abandonment expense	2,230	-	-
Depreciation and amortization	2,846	4,023	2,694

Total operating expenses	37,383	34,286	21,106

Operating income (loss)	1,314	(2,211)	(5,008)

Other (expense) income, net	(127)	34	122

Income (loss) before income taxes	1,187	(2,177)	(4,886)
Tax provision (benefit)	843	21,395	(1,047)

Net income (loss)	$344	$(23,572)	$(3,839)

Income (loss) per share:
Basic net income (loss) per share of common stock	$0.03	$(1.93)	$(0.32)

Diluted net income (loss) per share of common stock	$0.03	$(1.93)	$(0.32)

Shares used in computing basic net income (loss) per share of common stock	12,038	12,195	12,067

Shares used in computing diluted net income (loss) per share of common stock	12,048	12,195	12,067

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

						Accumulated Other Comprehensive Income (loss)	Retained Earnings/ (Deficit)	Total Stockholders’ Equity	Comprehensive Income (loss)

	Common Stock		Paid-in Capital	Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2009	29,736	$297	$213,354	(17,574)	$(126,382)	$-	$(29,311)	$57,958	$(47,018)
Issuance of common stock related to employee stock plans	-	-	(1,102)	192	1,533	-	-	431
Forfeitures of restricted stock awards	-	-	140	(18)	(140)	-	-	-
Repurchases of common stock	-	-	-	(204)	(579)	-	-	(579)
Share-based compensation expense	-	-	1,139	-	-	-	-	1,139
Unrealized gain on available- for-sale marketable securities	-	-	-	-	-	6	-	6	6
Net loss	-	-	-	-	-	-	(3,839)	(3,839)	(3,839)

BALANCE, December 31, 2009	29,736	297	213,531	(17,604)	(125,568)	6	(33,150)	55,116	(3,833)

Issuance of common stock related to employee stock plans	-	-	(1,007)	181	1,448	-	-	441
Issuance of restricted stock awards	-	-	(232)	29	232	-	-	-
Share-based compensation expense	-	-	1,034	-	-	-	-	1,034
Currency translation adjustment	-	-	-	-	-	(54)	-	(54)	(54)
Net loss	-	-	-	-	-	-	(23,572)	(23,572)	(23,572)

BALANCE, December 31, 2010	29,736	297	213,326	(17,394)	(123,888)	(48)	(56,722)	32,965	(23,626)

Issuance of common stock related to employee stock plans	-	-	(1,365)	231	1,848	-	-	483
Repurchases of common stock	-	-	-	(1,247)	(3,229)	-	-	(3,229)
Forfeiture of restricted stock awards	-	-	120	(15)	(120)	-	-	-
Share-based compensation expense	-	-	1,201	-	-	-	-	1,201
Currency translation adjustment	-	-	-	-	-	(51)	-	(51)	(51)
Net income	-	-	-	-	-	-	344	344	344

BALANCE, December 31, 2011	29,736	$297	$213,282	(18,425)	$(125,389)	$(99)	$(56,378)	$31,713	$293

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$344	$(23,572)	$(3,839)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	2,885	4,023	2,694
Provision for doubtful accounts	(295)	113	113
Deferred income taxes	58	21,108	(1,156)
Share-based compensation	1,201	1,034	1,139
Amortization of marketable securities discounts (premiums), net	-	(115)	184
Excess tax benefits from stock options	-	(1)	-
Loss on sale of marketable securities	-	4	7
Loss on disposal of fixed assets	11	-	34
Change in fair value of contingent earnout consideration	144	400	-
Lease abandonment	2,230	-	-
Changes in operating accounts:
Accounts receivable	(3,558)	(1,398)	2,859
Prepaid expenses and other assets	274	608	(814)
Other assets	(63)	(74)	(42)
Accounts payable and accrued liabilities	1,925	(2,335)	(398)
Accrued payroll and related liabilities	1,047	1,234	(1,255)
Deferred revenue and other liabilities	(370)	(331)	231

Net cash provided by (used in) operating activities	5,833	698	(243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	702	-
Redemptions of marketable securities	-	6,877	21,463
Purchases of marketable securities	-	-	(17,472)
Purchase of Fullscope Inc., net of cash acquired	(2,713)	(1,415)	(10,942)
Purchase of Meridian Consulting International, net of cash acquired	-	(1,586)	-
Purchase of Lynx Business Intelligence Consulting, Inc., including payment under earnouts	-	-	(140)
Capitalization of product development costs	(267)	(112)	-
Purchases of property and equipment	(518)	(368)	(32)

Net cash (used in) provided by investing activities	(3,498)	4,098	(7,123)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on capital leases	(148)	(220)	(215)
Proceeds from employee stock purchase plans and stock option exercises	483	441	431
Excess tax benefits from stock options	-	1	-
Repurchases of common stock	(3,229)	-	(579)

Net cash (used in) provided by financing activities	(2,894)	222	(363)

Effects of exchange rates on cash	(11)	(4)	-
Net (decrease) increase in cash and cash equivalents	(570)	5,014	(7,729)
CASH AND CASH EQUIVALENTS, beginning of period	10,903	5,889	13,618

CASH AND CASH EQUIVALENTS, end of period	$10,333	$10,903	$5,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10	$23	$36

Cash paid for income taxes	$450	$1,933	$428

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Goodwill adjustment	$-	$-	$1,800

Unrealized gain on available for sale securities	$-	$-	$6

Initial fair value estimate of contingent earnout consideration	$-	$1,200	$1,200

Issuance (forfeiture) of restricted stock awards	$(120)	$232	$(140)

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company”, “we”, or “our”) is a strategic consulting firm that brings a synergistic blend of advisory and product-based consulting services to our customer base. Headquartered in Wakefield, Massachusetts, we typically go to market both vertically by industry and horizontally by product and technology specialty and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to reduce costs, improve process and increase revenue through the judicious use of technology.

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

The Company has revised the balance sheet presentation of certain 2010 information in order to conform to 2011 presentation. Specifically, the Company has separately identified accounts payable on the face of the balance sheet while collapsing all accrued expense balances to a single line item (see Note 8 for required disclosure). Further, the Company has changed the 2010 caption “Deferred revenue and other liabilities” to “Deferred revenue” in 2011. As a result, the Company has reclassified $639 of deferred rent to accrued expenses in the year ended December 31, 2010.

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

Cash and Cash Equivalents –

Cash and cash equivalent balances consist of deposits and investments in money market funds. All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. The Company’s cash equivalents consisted of $4.1 million in money market funds as of December 31, 2011 and 2010.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash –

In connection with Edgewater’s December 31, 2009 acquisition of Fullscope, Inc. (“Fullscope”) (the “Fullscope Acquisition”), Fullscope, at the closing date of the acquisition, had $702 thousand of restricted cash. The restricted cash represented an escrow deposit made in connection with Fullscope’s sale of certain intellectual property in June 2009 and was released in June 2010. As provided for under the Agreement and Plan of Merger and Reorganization between Edgewater and Fullscope, the restricted cash was released from escrow during 2010 and deposited into a Fullscope Acquisition-related escrow account. Edgewater’s acquisition of Fullscope is described in further detail in Note 4 of the notes to consolidated financial statements.

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

Property and Equipment –

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. See Note 6 and Note 14. Additions that extend the lives of the assets are capitalized, while repairs and maintenance costs are expensed as incurred.

Product Development Costs –

The Company periodically develops software modules to be used within the Microsoft Dynamics AX environment. Capitalization of qualified product development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs, which is recorded as a component of cost of revenue, is provided on a product-by-product basis, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. At each balance sheet date, the Company evaluates the unamortized capitalized software costs for potential impairment by comparing to the net realizable value of the products. The Company capitalized a total of $267 thousand and $112 thousand in product development costs during the years ended December 31, 2011 and 2010, respectively. These costs represent the entire amount of capitalized product development costs included in the Company’s consolidated balance sheet as of December 31, 2011 and 2010 under the caption “Intangible assets, net.” Amortization expense of $39 thousand has been recorded (within software costs on the consolidated statement of operations) during the year ended December 31, 2011. No amortization expense was recorded during the year ended December 31, 2010, as no products with capitalized costs had been released for commercial sale.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Impairment of Long-Lived Assets –

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by a comparison of cash flows expected to be generated by an asset to its carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Lease Abandonment –

In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a fourth-quarter, non-cash operating expense charge of approximately $2.2 million and recorded a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long term liabilities within the 2011 consolidated balance sheet, respectively). The lease abandonment accrual is carried at fair value (see Note 3) and remeasured at each balance sheet date (any change in fair value will be recorded as a period expense in the period the change is identified).

Goodwill and Intangible Assets –

Goodwill has an indefinite useful life and is not amortized but is evaluated for impairment annually (the “Annual Impairment Test”) or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company records intangible assets at historical cost. Intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. Intangible assets that have finite lives are amortized using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from 1.5 to 7.5 years and is further described in Notes 4 and 7.

The Company engages in business activities in one operating segment, which combines management consulting, technical knowledge, and enterprise management solutions to develop custom technology and business process solutions. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company has three reporting units for purposes of its allocation of goodwill and performance of its impairment evaluation.

Goodwill is tested for impairment annually at the reporting unit level utilizing the “fair value” methodology. The annual measurement date is December 2. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

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

the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing the Guideline Company Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The 2011 analysis confirmed that fair values exceeded carrying values and, therefore, no impairment existed.

Revenue Recognition –

Our Company recognizes revenue primarily through the provision of consulting services and the resale of third-party, off the shelf software and maintenance.

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer. Time and materials-based contracts represented 95.0%, 93.5% and 92.7% of service revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue related to service offerings is recognized as the services are performed and amounts are earned.

When a customer enters into a time and materials, fixed-price or a periodic retainer-based contract, the Company recognizes revenue in accordance with our evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, the Company then measures and allocates the consideration from the arrangement to the separate units, based on vendor specific objective evidence of the value for each deliverable.

The revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Fixed-price contracts represented 2.9%, 4.2% and 4.7% of service revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Over the course of a fixed-price contract, we routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract.

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the years ended December 31, 2011, 2010 or 2009.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

We also perform services on a periodic retainer basis under infrastructure service contracts, which include monthly hosting and support services. Retainer-based contracts represented 2.1%, 2.3% and 2.6% of service revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue under periodic retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required, above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

Typically, the Company provides warranty services on its fixed-price contracts related to providing customers with the ability to have any “design flaws” remedied and/or have our Company “fix” routine defects. The warranty services, as outlined in the respective contracts, are provided for a specific period of time after a project is complete. The Company values the warranty services based upon historical labor hours incurred for similar services at standard billing rates. Revenue related to the warranty provisions within our fixed-price contracts is recognized as the services are performed or the revenue is earned. The warranty period is typically for a 30-60 day period after the project is complete.

Customer prepayments, even if nonrefundable, are deferred (classified as a liability) and recognized over future periods as services are performed. As of December 31, 2011 and 2010, the Company has recorded a deferred liability of approximately $915 thousand and $418 thousand, respectively, which is included in the financial statement caption of “deferred revenue” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and maintenance and is recorded on a gross basis provided we act as a principal in the transaction, which we have determined based upon the fact that we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 12.8%,13.0% and 1.3% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company enters into multiple element arrangements which typically include software, post-contract support (or maintenance), and consulting services. Consistent with the software described above, maintenance that is in the form of a pass through transaction is recognized upon delivery of the software, as all related warranty and maintenance is performed by the primary software vendor and not the Company. Maintenance fee revenue for the Company’s software products, which is inconsequential in all years presented, is recognized ratably over the term of the arrangements, which are generally for a one-year period. The Company has established vendor specific objective evidence (“VSOE”) with respect to the services provided based on the price charged when the services are sold separately. The Company has established VSOE for maintenance based upon the stated renewal rate method.

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

We received royalty revenue in connection with the sale of Microsoft Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were subsequently sold to Microsoft in June 2009. Royalty revenues earned are determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by Microsoft. Royalties were recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. The Software Modules contract expired in June 2011 and no revenue is expected to be recognized subsequent to the expiration of this contract.

Allowance for Doubtful Accounts –

The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of uncollectability. Management reviews its accounts receivable balances on a monthly basis to determine if any receivables are potentially uncollectible. Management further analyzes historical collection trends and changes in its customer payment patterns, customer concentration and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any accounts receivable balances that are deemed to be potentially uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.

Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue or bad debts as appropriate in the period the risk is identified.

Based on the information available, management believes the allowance for doubtful accounts is adequate; however, future write-offs could exceed the recorded allowance.

Cost of Services –

Our cost of services are composed primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits, contractor costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Other (Expense) Income, Net –

The following table represents the components of other (expense) income, net:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Interest income	$5	$32	$192
Interest expense	(10)	(15)	(70)
Gain (loss) on foreign exchange transactions	(122)	17	-

Other (loss) income, net	$(127)	$34	$122

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

Income tax reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not realized based on the technical merits of the position. Potential interest and penalties associated with such uncertain tax position is recorded as a component of the income tax provision.

Earnings Per Share –

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$344	$(23,572)	$(3,839)

Weighted average common shares outstanding	12,038	12,195	12,067

Basic net income (loss) per share of common stock	$0.03	$(1.93)	$(0.32)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$344	$(23,572)	$(3,839)

Weighted average common shares outstanding	12,038	12,195	12,067
Dilutive effects of stock options	10	-	-

Weighted average common shares, assuming dilutive effect of stock options	12,048	12,195	12,067

Diluted net income (loss) per share of common stock	$0.03	$(1.93)	$(0.32)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 3.6 million, 1.5 million and 4.2 million in the years ended December 31, 2011, 2010 and 2009, respectively. Options to purchase 34 thousand and 12 thousand shares of common stock that were outstanding during the years ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted net loss per share due to the reported periodic loss. As of December 31, 2011 and 2010, there were approximately 3.7 million and 2.8 million share-based awards outstanding under the Company’s equity plans, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Fair Value of Financial Instruments –

Edgewater’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and contingent earnout accruals. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.

Concentrations of Credit Risk –

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments and accounts receivable. The Company places its cash balances with reputable financial institutions. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 thousand per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

The Company has historically incurred minimal credit losses. No customer balances were in excess of 10% of the Company’s total receivables balance as of December 31, 2011 or 2010.

For the years ended December 31, 2011, 2010, and 2009, no customer represented more than 10% of the Company’s total revenue or total service revenue. For the years ended December 31, 2011, 2010, and 2009, our five largest customers represented 11.1%, 15.3%, and 20.4% of our service revenue in the aggregate, respectively.

Comprehensive Income (Loss) –

Comprehensive income (loss) consists of periodic currency translation adjustments and net unrealized gains (losses) on our available-for-sale marketable securities.

Share-Based Compensation –

The Company recognizes the total fair value of share-based awards as compensation expense, over the requisite employee service period (generally the vesting period of the grant). We have used the Black-Scholes option-pricing model to compute the estimated fair value of stock option grants on the date of the award. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Restricted stock awards are valued at the price of our common stock on the date of the award.

The assumptions used in computing the fair value of share-based awards reflect management’s best estimates but involve uncertainties relating to market and other conditions, many of which are outside of the

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Company’s control. As a result, if other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2011, 2010, and 2009 could have been materially different. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially impacted in the future.

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

Recent Accounting Pronouncements –

Accounting Standards Update (“ASU”) 2011-5, “Comprehensive Income” and ASU 2011-12, “Comprehensive Income” require entities to elect the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

ASU 2011-04, “Fair Value Measurements and Disclosures” requires expanded disclosure of certain fair value measurements categorized in Level 3 of the fair value hierarchy. The ASU is effective prospectively for fiscal years, and interim periods within those years beginning after December 12, 2011. The Company is currently evaluating the impact of adopting this ASU.

3.	FAIR VALUE MEASUREMENTS:

The following valuation hierarchy is used for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	FAIR VALUE MEASUREMENTS: (Continued):

As of December 31, 2011 and December 31, 2010, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market funds and the accrued contingent earnout consideration payable in connection with the Fullscope Acquisition and the Meridian Acquisition, which are more fully described in Note 4.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at December 31, 2011:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

Financial liabilities:
Contingent earnout consideration	$231	$-	$-	$231

Total financial liabilities	$231	$-	$-	$231

Balance at December 31, 2010:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

Financial liabilities:
Contingent earnout consideration	$2,800	$-	$-	$2,800

Total financial liabilities	$2,800	$-	$-	$2,800

The Company has classified its liabilities for contingent earnout consideration relating to its acquisitions of Fullscope and Meridian within Level 3 of the fair value hierarchy because the fair values are determined using significant unobservable inputs, which included probability weighted cash flows.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	FAIR VALUE MEASUREMENTS: (Continued):

The Company has not transferred any financial instruments into or out of Level 3 classification during 2010 or 2011. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2010 and 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at January 1, 2010	$1,200
Initial fair value of contingent earnout consideration related to Meridian Acquisition	1,200
Change in fair value of earnout consideration (included within selling, general and administrative expense)	400

Balance at December 31, 2010	$2,800

Funding of Fullscope contingent earnout consideration escrow	(2,713)
Change in fair value of earnout consideration (included within selling, general and administrative expense)	144

Balance at December 31, 2011	$231

4.	BUSINESS COMBINATIONS:

Acquisition of Meridian Consulting International:    On May 17, 2010, the Company acquired substantially all of the assets and liabilities of Meridian, pursuant to the terms of an Asset Purchase Agreement (the “Meridian Acquisition”). Headquartered in Chicago, Illinois, Meridian is a specialty solution provider of Oracle’s Hyperion Strategic Finance (“HSF”) product which encompasses strategic planning and forecasting, scenario modeling and mergers and acquisitions analysis. Meridian has delivered its services to organizations across various vertical markets including Energy, Higher Education, Retail and Healthcare. The acquisition of Meridian continues the investment in EPM-related service offerings and aligns with the Company’s product-centric service offering model.

The Company initially estimated total fair value of the purchase price consideration to be $2.8 million. The initial cash consideration paid at close was $1.6 million. The cash paid at closing consisted of the $1.75 million purchase price less $164 thousand attributable to a net working capital adjustment. The initial cash consideration paid by the Company was increased by $1.2 million, representing the adjusted fair value estimate of additional contingent earnout consideration that may be earned by the former stockholders of Meridian, which is described in more detail below.

In May 2011, Meridian completed its first twelve-month earnout period, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration related to the first earnout period. The Company, as of December 31, 2011, has accrued $231 thousand in potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the second and third twelve-month earnout periods. As of December 31, 2011, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATIONS (Continued):

In addition to the above payments, the Company incurred approximately $394 thousand in direct transaction costs, which was expensed (within selling, general and administrative expense on the consolidated statement of operations) as incurred.

The Meridian measurement period was completed by December 31, 2010. Accordingly, subsequent adjustments to the original fair value estimates are reported as a periodic operating expense. In connection with its routine periodic assessment of performance against contractually defined earnout criteria, the Company recognized credits of $400 thousand and $1.1 million (reported within selling, general and administrative expenses) relating to the changes in fair value of contingent earnout consideration, due to the underperformance of Meridian during the first and second earnout periods.

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

The Company recorded total revenues of $601 thousand and a net loss of $(274) in its statement of operations for the year ended December 31, 2010 related to the Meridian business.

The following table sets forth supplemental pro forma financial information that assumes the acquisition of Meridian was completed at the beginning of 2010. The information for the year ended December 31, 2010 includes the historical results of Edgewater and Meridian. The pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

For the Year Ended December 31, 2010
(In Thousands)
Pro forma revenue	$88,820

Pro forma net loss	$(23,678)

Pro forma diluted net loss per share	$(1.94)

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATIONS (Continued):

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

An earnout agreement was entered into in connection with the Fullscope Acquisition under which the former Fullscope stockholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to the former Fullscope stockholders will be based upon the generation of positive, after-tax income, which will be determined, periodically, over an eighteen-month period from the date of acquisition and concluding on June 30, 2011. The Company has increased total purchase price consideration described above by $1.2 million, which represents our initial fair value estimate of the contingent consideration to be paid under the earnout agreement. In connection with the routine periodic assessment of actual performance against contractually defined earnout criteria, the Company recognized $1.2 million and $300 thousand of expense in 2011 and 2010, respectively (reported as a part of selling, general and administrative expenses), relating to the change in fair value of the contingent earnout consideration, due to the performance of Fullscope during the earnout period.

During the years ended December 31, 2011 and 2010, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred the majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

During the fourth quarter of 2011, the Company made a cash payment, in full settlement of the Fullscope contingent earnout, of $2.7 million. The payment was made to an escrow account established to facilitate the finalization of the earnout. No amounts are expected to be released to the former Fullscope stockholders prior to the conclusion of the Fullscope Embezzlement Issue and the related escrow reimbursement claims filed by the Company.

Following is a summary of the potential contingent consideration the Company may be required to pay in connection with completed acquisitions as of December 31, 2011:

		Maximum Contingent Consideration Due As of December 31, 2011
Acquisition	Original Range of Potential Undiscounted Payments	2012	2013	Total
	(In Thousands)
Meridian	$ 0-$2,750	$917	$917	$1,834

Following is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2010 to December 31, 2011 for each acquisition:

Acquisition	Beginning Balance December 31, 2010	2011 Additions/ (Payments)	Changes in Fair Value of Contingent Consideration	Ending Balance December 31, 2011
(In Thousands)
Fullscope	$1,500	$(2,713)	$1,213	$-
Meridian	1,300	-	(1,069)	231

Total	$2,800	$(2,713)	$144	$231

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $2.2 million and $2.9 million at December 31, 2011 and 2010, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any probable losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Balance at beginning of year	$595	$490	$437
Provisions for doubtful accounts	-	113	113
Charge-offs, net of recoveries	(295)	(8)	(60)

Balance at end of year	$300	$595	$490

6.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2011	2010
	(In Thousands)
Furniture, fixtures and equipment	$1,541	$1,431
Computer equipment and software	1,198	1,233
Leasehold improvements	3,153	3,566

	5,892	6,230
Less accumulated depreciation and amortization	(3,463)	(3,433)

Total	$2,429	$2,797

Depreciation expense related to property and equipment for the years ended December 31, 2011, 2010, and 2009 totaled approximately $875 thousand, $879 thousand, and $905 thousand, respectively. The Company disposed of $856 thousand and $643 thousand of equipment that was no longer in use during the years ended 2011 and 2010, respectively. A loss on disposal of property and equipment of $11 thousand was recognized in the year ended December 31, 2011. The assets disposed of in the year ended December 31, 2010 were fully depreciated at the time of disposal and therefore no gain or loss was recognized.

The above table of property and equipment includes assets under capital leases as listed below.

	December 31,
	2011	2010
	(In Thousands)
Furniture, fixtures and equipment	$999	$999
Less accumulated depreciation and amortization	(951)	(649)

Total	$48	$350

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

Goodwill
(In Thousands)
Balance at January 1, 2010	$9,923
Acquisitions consummated and adjustments during 2010	2,126

Balance at December 31, 2010	12,049
Adjustments to goodwill in 2011	-

Balance at December 31, 2011	$12,049

Significant changes impacting the carrying value of goodwill during the year ended December 31, 2011 and 2010 included the following:

¡

The Company increased the gross carrying value of goodwill by $2.1 million during the year ended December 31, 2010 in connection with the Meridian Acquisition. The Meridian Acquisition and the related fair value allocation of purchase price between assets, liabilities, intangible assets and goodwill is described further detail in Note 4.

As of December 31, 2011, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company from 2007 to 2011. These transactions include the Meridian, Fullscope, Vertical Pitch, and Alecian acquisitions.

The Fullscope, Vertical Pitch and Alecian transactions were completed prior to 2010 and are discussed in greater detail in the Company’s previously filed reports with the SEC.

Other net intangibles amounted to $2.1 million and $3.8 million as of December 31, 2011 and 2010, respectively. Following is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2011
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount

	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,149	$711
Customer relationships	10,378	-	9,463	915
Asset purchase agreement	1,400	-	1,400	-
Trade name and trademark	600	-	481	119
Capitalized product development costs	373	-	39	334

	$16,611	$-	$14,532	$2,079

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

	December 31, 2010
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount

	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$2,788	$1,072
Customer relationships	10,378	-	8,459	1,919
Asset purchase agreement	1,400	-	975	425
Trade name and trademark	600	-	307	293
Capitalized product development costs	112	-	-	112

	$16,350	$-	$12,529	$3,821

The Company increased the gross carrying value of intangible assets by $550 thousand during the year ended December 31, 2010 in connection with the Meridian acquisition. The Meridian Acquisition and the related fair value allocation of purchase price among assets, liabilities, intangible assets and goodwill is described further detail in Note 4.

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 7.5 years
Asset purchase agreement	1.5 years
Trade name and trademark	5 years
Capitalized product development costs	3 years

Intangible assets are amortized assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. The weighted average amortization period for all intangible assets subject to amortization was 3.0 years, 3.5 years and 3.9 years as of December 31, 2011, 2010 and 2009, respectively. Amortization expense related to all intangible assets was $2.0 million, $3.1 million and $1.8 million in 2011, 2010 and 2009, respectively.

Amortization of $39 thousand related to capitalized product development costs were included within cost of revenue (specifically within Software expense) on the consolidated statement of operations for the year ended December 31, 2011. There was no amortization associated with capitalized product development costs during the year ended December 31, 2010.

Estimated annual amortization expense for the next five years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization
Expense
(In Thousands)
2012	$1,055
2013	531
2014	378
2015	115
2016	-

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	ACCRUED EXPENSES:

Components of accrued expenses consisted of the following:

	December 31,
	2011	2010
	(In Thousands)
Accrued commissions	$2,598	$2,191
Accrued bonuses	2,562	2,292
Accrued vacation	1,741	1,530
Accrued payroll related liabilities	1,222	853
Accrued sales and use tax	1,026	1,063
Short-term portion of lease abandonment accrual	580	-
Income tax related accruals	605	390
Deferred rent	439	639
Accrued contractor expense	437	248
Other accrued expenses	2,724	3,185

Total	$13,934	$12,391

9.	INCOME TAXES:

We are subject to U.S. federal tax as well as income tax in multiple states, local and foreign jurisdictions. The Company’s 2003 through 2011 tax years are open and may be subject to examination by these taxing authorities. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax provision (benefit).

Significant components of the Company’s income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Current tax expense (benefit):
Federal	$-	$20	$(32)
State	650	90	(366)
Foreign	57	98	(164)

	707	208	(562)
Deferred tax (benefit) expense:
Federal	333	(930)	(1,667)
State	49	(203)	1,151
Foreign	0	360	-
Change in valuation allowance	(324)	21,881	-

	58	21,108	(516)

Unrecognized tax benefit	78	79	31

Income tax provision (benefit)	$843	$21,395	$(1,047)

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$25,588	$27,530
Acquired intangible assets	8,943	9,686
Reserves and accruals	2,779	1,414
Share-based compensation	1,938	1,515
Depreciation	160	154

Total deferred income tax assets	39,408	40,299
Deferred income tax liabilities:
Acquired intangible assets	(405)	(896)
Other	(12)	(30)

Total deferred income tax liabilities	(417)	(926)
Valuation allowance	(39,049)	(39,373)

Deferred income tax liability, net	$(58)	$-

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2011		December 31, 2010
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$2,401	$37,162	$865	$39,442
Liabilities	(6)	(566)	(17)	(917)
Valuation allowance	(2,395)	(36,654)	(848)	(38,525)

Net deferred tax liability	$-	$(58)	$-	$-

Significant deferred tax attributes and current activity within the Company’s deferred tax accounts included the following:

Net Operating Loss Carryforwards and Credits:    As of December 31, 2011, we had tax affected net operating loss carryforwards for federal income tax purposes of approximately $21.8 million and alternative minimum, worker’s opportunity and foreign tax credits of approximately $2.1 million, which expire at various intervals through 2030. However, $17.3 million of the Company’s federal net operating loss carryforwards and $1.0 million of workers opportunity tax credits are set to expire in 2020. Additionally, the Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization. The Company has various tax affected net operating loss carryforwards for state income tax purposes of approximately $1.2 million which expire at various intervals through 2031.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Fullscope Acquisition-Related Deferred Tax Attributes:    As discussed in Note 4, on December 31, 2009, the Company acquired the outstanding stock of Fullscope, Inc. In connection with the Fullscope Acquisition, the Company assumed Fullscope’s deferred tax attributes as of the date of the acquisition. In connection with our initial fair value assessments of assets, liabilities, intangible assets and goodwill, the Company reviewed the carrying value of the acquired deferred tax attributes. Each of our initial fair value assessments related to the Fullscope Acquisition was subject to subsequent adjustment as the Company obtained additional information (the “Fullscope Measurement Period”). The Fullscope Measurement Period was completed during the third quarter of 2010. The Company, in connection with the completion of the measurement period process, recognized gross deferred tax assets of $6.5 million.

A significant portion of the deferred tax attributes assumed in connection with the acquisition are related to Fullscope’s federal net operating loss carryforwards. The Company acquired $4.6 million in tax affected federal net operating loss carryforwards. Prior to the acquisition, these federal net operating loss carryforwards were subject to Internal Revenue Code Section 382 Limitations (“Section 382 Limitations”). As a result of our acquisition, the future use of Fullscope’s federal net operating loss carryforwards will be subject to further Section 382 Limitations. The Company’s ability to utilize Fullscope’s historical net operating loss carryforwards is significantly limited. We anticipate that we will only utilize $14 thousand of the acquired Fullscope net operating loss carryforwards prior to their expiration. The Company, as part of its purchase accounting, applied a full valuation allowance against the gross carrying value of Fullscope’s net operating loss carryforwards and the other net deferred tax attributes due to uncertainty with respect to our ability to realize a future tax benefit related to these attributes.

Deferred tax liability:    The Company’s deferred tax liability is created by goodwill as a result of the Meridian Acquisition. In accordance with ASC 350, deferred tax liabilities resulting from the different treatment of goodwill for book and tax purposes cannot offset deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to increase the Company’s valuation allowance. The deferred tax liability as a result of the goodwill associated with the Meridian Acquisition is $58 thousand as of December 31, 2011. No deferred tax liability was established as of December 31, 2010. For tax purposes, goodwill generated from the Meridian Acquisition amounted to $1.3 million and is deductible over a 15-year period.

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Balance, beginning of year	$39,373	$17,492	$11,021
Additions	-	21,881	-
Reductions, net	(324)	-	-
Fullscope Acquisition	-	-	6,471

Balance, end of year	$39,049	$39,373	$17,492

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. The Company’s historical financial performance and, to a lesser extent, forecasts and projections were key measurements utilized in our review. As of December 31, 2009 and through the period ended June 30, 2010, the Company recorded an income tax benefit. At those times management determined that the recovery of the deferred tax assets were considered more likely than not, primarily due to positive evidence in the form of historical earnings adjusted for items of a non-recurring nature that would not be indicative of our future operations and projected taxable income. However, as a result of operating loss in the quarter ended September 30, 2010, our assessment of our adjusted and cumulative loss positions, and uncertainty as to the timing of profitability in future periods, we recorded a full valuation allowance against our deferred tax assets during the quarter ended September 30, 2010, as we determined that it was not more than likely that the Company would be able to fully realize future economic benefit from its deferred tax assets.

During 2011, we have continued, on a routine periodic basis, to evaluate the future recoverability of our deferred tax assets. In our periodic assessments of positive evidence (improved financial performance and profitability) and negative evidence (cumulative loss position on a trailing three-year basis), we concluded that it was not more than likely that the Company would be able to fully realize future economic benefit from our deferred tax assets and accordingly, continue to apply a full valuation allowance against our deferred tax attributes as of December 31, 2011.

The establishment of a full valuation allowance against the gross carrying value of our net deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be fully available to reduce certain future federal and state income tax obligations.

During 2009, the Company weighed both positive (projections and the acquisition of Fullscope) and negative (recent financial results) evidence in assessing the recoverability of our deferred tax assets. Our judgment in assessing the evidence was that the negative and positive evidence were effectively offset and our valuation allowance levels were appropriate.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income (loss) from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of operations result from the following:

	Year Ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$404	34.0%	$(740)	34.0%	$(1,662)	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	435	36.6	60	(2.7)	(279)	5.7
Tax rate difference on foreign income taxes	222	18.7	(54)	2.4	-	-
Foreign income taxes	-	-	-	-	(223)	4.6
Revaluation of deferred tax attributes due to change in effective state income tax rate	-	-	-	-	929	(19.0)
Non-deductible transaction costs, intangible assets and goodwill amortization charges and other permanent items	76	6.5	79	(3.6)	173	(3.5)
Increase (decrease) in valuation allowance against certain deferred tax assets	(324)	(27.3)	21,881	(1005.2)	-	-
Unrecognized tax benefits	78	6.6	79	(3.6)	31	(0.6)
Other, net	(48)	(4.1)	90	(4.1)	(16)	0.3

	$843	71.0%	$21,395	(982.8)%	$(1,047)	21.5%

In accordance with our evaluation of unrecognized tax benefits, we have established a liability representing our estimated amount of unrecognized tax benefits, plus an additional provision for penalties and interest. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Gross unrecognized tax benefits at beginning of year	$203	$155	$162
Increases in tax positions in the current year	-	48	-
Settlements	(48)	-	(7)

Gross unrecognized tax benefits at end of year	$155	$203	$155

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its Consolidated Statements of Operations. As of December 31, 2011, 2010 and 2009, accrued interest and penalties was $285 thousand, $158 thousand and $127 thousand, respectively.

As of December 31, 2011, the $440 thousand tax benefit, if recognized, would reduce our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

10.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the Plan were approximately $490 thousand, $411 thousand and $357 thousand in each of the years ended December 31, 2011, 2010, and 2009.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS:

Overview

The total fair value of share-based awards is recognized as a compensation expense, over the requisite employee service period (generally the vesting period of the grant). The Company has used the Black-Scholes option-pricing model to compute the estimated fair value of share-based awards on the date of grant. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. Expected volatility is estimated based upon a combination of historical and implied volatility. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.

Share-Based Compensation Plans

The Company has four share-based compensation plans which are described below: the Amended and Restated 1996 Stock Option Plan (“1996 Plan”), the Amended and Restated 2000 Stock Option Plan (“2000 Plan”), the 2003 Equity Incentive Plan (“2003 Plan”), and the 2008 Omnibus Incentive Plan (“2008 Plan”), collectively the “Equity Plans.” Specifics related to each plan are as follows:

1996 Plan: Grants for shares under the 1996 Plan were limited to 15% of the Company’s outstanding common stock. The only grants outstanding under the 1996 Plan are non-qualified stock option grants, with total qualified stock option grants under the 1996 Plan limited to 650,000 shares of the Company’s common stock. No grants of qualified stock options were ever issued under the 1996 Plan. The 1996 Plan expired on June 30, 2006; thus, no further grants have been awarded after June 30, 2006, but options awarded prior to that date remain outstanding subject to the terms of the 1996 Plan and any related option agreements.

2000 Plan: The 2000 Plan provides for grants of non-qualified stock options of the Company’s common stock. The 2000 Plan is limited to grants covering up to 4.0 million shares of the Company’s common stock.

2003 Plan: The 2003 Plan provides for grants of non-qualified stock options and awards of restricted shares of the Company’s common stock. The 2003 Plan is limited to stock option grants and restricted stock awards covering up to 500,000 shares of the Company’s common stock.

2008 Plan: The 2008 Plan provides for a broad range of awards, including non-qualified stock options and awards of restricted shares of the Company’s common stock. The 2008 Plan authorizes the issuance of 1.5 million shares of the Company’s common stock plus certain authorized awards or shares under other Company share-based compensation plans to the extent the awards or shares are not utilized or forfeited. The 2008 Plan became effective on June 11, 2008.

As of December 31, 2011, there are 461,961; 36,950; and 62,098 shares available for future grant under the 2000 Plan, 2003 Plan and 2008 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

Option Plans (Excluding Restricted Share Awards)

The Company’s Equity Plans authorize the granting of qualified and non-qualified stock options to officers, employees and certain persons who are not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of the Company’s common stock.

The Equity Plans provide that the exercise price of the stock options will be determined based upon the fair market value of the Company’s common stock on the NASDAQ Global Market System as of the date of grant. Options granted to officers and employees generally vest in three-, four- or five-year periods, dependent upon the plan or award, and expire on the seventh anniversary of the grant date. Annual options granted to non-employee

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

During the year ended December 31, 2011, the Company granted options to purchase 1,136,540 shares of common stock (excluding issuances of restricted share awards issuable under either the 2003 Plan or the 2008 Plan), principally as part of a long-term incentive program and in connection with the Company’s Board of Director compensation program. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 26.5% (in all periods presented) to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

The share-based compensation expense and its classification in the statements of operations were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Project and personnel costs	$343	$323	$269
Selling, general and administrative	858	711	870

Total share-based compensation expense	$1,201	$1,034	$1,139

The fair value of each option award granted during 2011, 2010, and 2009, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2011	2010	2009
Expected volatility	53.8%	50.5%	52.0%
Expected dividend yield	-%	-%	-%
Expected life (in years)	3.61	3.62	3.36
Risk-free interest rate	1.1%	1.3%	1.4%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2011, 2010 and 2009 was $1.25, $1.14 and $1.11 per share, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In Thousands)
Outstanding at January 1, 2010	4,105,658	$5.20
Granted	578,287	2.96
Exercised	(5,000)	2.60
Forfeited or expired	(1,905,780)	5.90

Outstanding at December 31, 2010	2,773,165	4.25	4.43	$-
Granted	1,136,540	3.11
Exercised	-	-
Forfeited or expired	(179,132)	4.68

Outstanding at December 31, 2011	3,730,573	$3.88	4.35	$29

Vested and expected to vest at December 31, 2011	3,302,135	$3.90	4.08	$28

Exercisable at December 31, 2011	2,116,264	$4.31	3.06	$28

The total intrinsic value of stock options exercised during 2010 was approximately $2 thousand. No stock options were exercised during 2011 or 2009.

2003 Equity Incentive Plan and 2008 Omnibus Incentive Plan – Restricted Share Awards

The 2003 Plan and the 2008 Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors (the “Restricted Share Plans”). Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a 5-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2011, 15 thousand restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the year ended December 31, 2011 or 2009. During the year ended December 31, 2010, the Company issued 30,000 restricted share awards to employees at a purchase price of $0.01 per share. Additionally, the Company recognized share-based compensation expense of $56 thousand, $235 thousand and $338 thousand during the years ended December 31, 2011, 2010 and 2009, respectively related to restricted share awards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2010	71,230	$6.23
Granted	30,000	2.97
Vested	(44,760)	5.84
Forfeited or expired	(1,000)	4.14

Non-vested at December 31, 2010	55,470	4.83
Granted	-	-
Vested	(25,010)	6.25
Forfeited or expired	(15,000)	2.97

Non-vested at December 31, 2011	15,460	$4.33

Expected to vest at December 31, 2011	15,460	$4.33

The total fair value of stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $72 thousand, $133 thousand and $395 thousand, respectively.

Employee Stock Purchase Plan

In June 2008, in connection with the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved, and the Company adopted, the Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”). The 2008 ESPP Plan became effective on October 1, 2008. The 2008 ESPP Plan, which was amended in June 2011, allows a maximum of 1,200,000 shares of the Company’s common stock to be purchased by Edgewater employees.

Prior to the effective date of the 2008 ESPP Plan, the Company offered eligible employees the option to purchase the Company’s common stock under the 1999 Employee Stock Purchase Plan (the “1999 ESPP Plan”). The 1999 ESPP Plan allowed a maximum of 700,000 shares to be purchased by employees and as of December 31, 2008, no shares were available for future issuance. The 2008 ESPP Plan and the 1999 ESPP Plan are collectively referred to in this document as the “ESPP Plans.”

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

During the year ended December 31, 2011, 2010, and 2009, the Company issued 231,004; 199,144 and 179,901 shares, respectively, to employees under the ESPP Plans.

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

	Year Ending December 31,
	2011	2010	2009
Expected volatility	53.4%	32.7%	74.5%
Expected dividend yield	-%	-%	-%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.1%	0.1%	0.1%

The weighted-average fair value of the shares issued under the ESPP Plans in 2011, 2010, and 2009, based upon the assumptions in the preceding table, was $0.69, $0.76 and $0.80, respectively.

Compensation Expense

Share-based compensation expense under all of the Company’s share-based plans was $1.2 million, $1.0 million and $1.1 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Cash received from stock option and ESPP exercises under all share-based payment arrangements was $483 thousand, $441 thousand and $431 thousand during the years ended December 31, 2011, 2010 and 2009, respectively. The Company recognized related tax benefits, which were offset by a full valuation allowance, of $424 thousand, $308 thousand and $264 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.8 million and is expected to be recognized over a weighted average period of 1.6 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and ESPP issuances. Shares may also be issued from unissued share reserves.

12.	CAPITAL STOCK:

Common and Preferred Stock -

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2011 and 2010, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2011 and 2010.

Stockholder Rights Plan -

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	CAPITAL STOCK (Continued):

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

The Company purchased 1.2 million shares and 204 thousand shares at aggregate purchase prices of $3.2 million and $579 thousand in 2011 and 2009, respectively. No shares were repurchased in 2010. The Company has repurchased a total of 2,795,551 shares of common stock since the inception of the Stock Repurchase Program at an aggregate purchase price of $8.9 million.

13.	LEASE ABANDONMENT:

In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a non-cash operating charge of $2.2 million in the fourth quarter of 2011 and recorded a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long-term liabilities within the 2011 consolidated balance sheet, respectively). The lease abandonment charge was calculated based on the net of future contractually obligated lease payments and an estimate of potential sub-lease income (which took into account current market rates and occupancy levels).

14.	COMMITMENTS AND CONTINGENCIES:

Commitments.    We have lease financing arrangements (the “Capital Lease Arrangements”) with a bank related to certain property and equipment, as further described in Note 6. Payments under the Capital Lease Arrangements are to be made over a period of 48 to 60 months and have a blended interest rate of 6.03% per annum on the outstanding principal balances. As of December 31, 2011 and 2010, our outstanding obligations under the Capital Lease Arrangements totaled $52 thousand and $200 thousand, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company made payments of principal and interest totaling $148 thousand, $215 thousand and $251 thousand, respectively, under the Capital Lease Arrangements.

We lease office space and certain equipment under capital and operating leases that expire at various times through 2016. Annual future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	COMMITMENTS AND CONTINGENCIES (Continued):

remaining non-cancelable lease terms in excess of one year as of December 31, 2011, were as follows:

Year Ending December 31,	Capital Leases	Abandoned Lease	Operating Leases
	(In Thousands)
2012	$53	$580	$848
2013	-	591	783
2014	-	626	736
2015	-	626	705
2016	-	469	529
Thereafter	-	-	-

	53	$2,892	$3,601

Less amounts representing interest	1

	$52

Rent payments under operating leases were $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Contingencies.    We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We are not involved in any active, pending, or (to the best of our knowledge) threatened legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts with coverage’s and deductibles that we believe are reasonable. However, there can be no assurance that such coverage’s will continue to be available on reasonable terms or will be available in sufficient amounts to cover possible claims that may arise in the future, or that our insurers will not disclaim coverage as to any future claim. The successful assertion of one or more claims against the Company that exceed available insurance coverages or changes in the Company’s insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company had approximately $439 thousand and $361 thousand of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of December 31, 2011 and 2010, respectively.

During the fourth quarter of 2010, in connection with the Company’s review of the impact of a discovered embezzlement activity upon Fullscope’s historical financial statements, the Company recorded a $950 thousand liability associated with potential pre-acquisition sales and use tax obligations. The recorded liability is unchanged and remains at $950 thousand at December 31, 2011. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal a fraudulent activity. The Company believes that this amount is recoverable from an existing escrow account established at the time of the acquisition as management believes it qualifies as an undisclosed liability at the time of our acquisition of Fullscope. The Company has accounted for this pre-acquisition liability as a period expense. Any amounts actually paid to settle this liability may be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which they are determined to be probable of recovery from escrow.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

15.	UNAUDITED SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION:

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2011 and 2010. The quarterly operating results are not necessarily indicative of future results of operations.

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$23,594	$27,396	$25,048	$26,405	$102,443
Gross profit	8,598	10,827	9,366	9,906	38,697
Net income (loss) (1)	310	395	1,545	(1,906)	344
Basic income (loss) per share	$0.03	$0.03	$0.13	$(0.17)	$0.03
Diluted income (loss) per share	$0.03	$0.03	$0.13	$(0.17)	$0.03

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$20,270	$23,355	$21,384	$23,536	$88,545
Gross profit	6,708	8,583	7,830	8,954	32,075
Net loss (2)	(639)	(90)	(22,686)	(157)	(23,572)
Basic loss per share	$(0.05)	$(0.01)	$(1.86)	$(0.01)	$(1.93)
Diluted loss per share	$(0.05)	$(0.01)	$(1.86)	$(0.01)	$(1.93)

(1)	Net loss for the fourth quarter of 2011 was impacted by a $2.2 million non-cash lease abandonment charge.

(2)	Quarterly loss for the third quarter of 2010 was impacted by an increase of the deferred tax asset valuation allowance of $21.9 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to applicable laws and regulations, we reviewed our disclosure controls and procedures. We also established a disclosure committee, which consists of certain members of our senior management. The President and Chief Executive Officer and the Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 9, 2012, the Company and Robin Ranzal-Knowles entered into an indemnification agreement in connection with Ms. Ranzal-Knowles’ role as an executive officer of the Company. Ms. Ranzal-Knowles has served as President of Edgewater Technology-Ranzal, Inc., a subsidiary of the Company, since October 2004.

The indemnification agreement entered into between the Company and Ms. Ranzal-Knowles is the Company’s standard form of indemnification agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report on Form 10-K. The indemnification agreement provides indemnity, including the advancement of expenses, to the directors and certain officers of the company against liabilities incurred in the performance of their duties to the fullest extent permitted by the General Corporation Law of the State of Delaware.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 29, 2012. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K, involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors – Nominees for Election” and “Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2012.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership - Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2012.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance - Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2012.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c) (3), (d) (4) and (d) (5) of Item 407 of Regulation S-K is incorporated by reference to the material under caption “Corporate Governance – Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance—Compensation of Outside Directors”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2012.

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

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Equity Compensation Plans” and “Stock Ownership – Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A is incorporated herein by reference to the material under the captions “Corporate Governance - Board and Board Committee Matters – Audit Committee”, “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 6, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements required by Item 15 are included and indexed in Part II, Item 8.

(a)	2.	Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

(a)	3.	See “Exhibit Index” on the following pages.

(a) 3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of December 10, 2007, by and among Edgewater Technology-Ranzal, Inc., Vertical Pitch, LLC and Daniel Gudal (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 12, 2007).

2.2	Agreement and Plan or Merger and Reorganization dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and Rurik G. Vandevenne (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 5, 2010).

2.3	Earnout Agreement dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and the Designated Agent, on behalf of the Agent Committee and the Stockholders (Incorporated by reference from Exhibit 2.3 to the Company’s Form 10-K filed with the SEC on March 31, 2010).

2.4	Asset Purchase Agreement dated as of May 17, 2010, by and among Edgewater Technology-Meridian, Inc., Meridian Consulting International LLC and Andrew Starks, Ryan Meester and Ricardo Rasche (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on May 18, 2010).

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on May 13, 2011).

3.2	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 28, 2007).

4.1	Form of certificate evidencing ownership of common stock of the Company.*

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Indemnity Agreement between the Company and each of its directors and executive officers.*

10.2	The Company’s Non-Qualified 401(K) Plan. (Incorporated by reference from Exhibit 10.27 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 7, 1998). (1)

10.3	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001, filed with the SEC on March 27, 2002). (1)

10.4	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as most recently amended on May 22, 2002. (Incorporated by reference from Exhibit 4.9 to Post-Effective Amendment No. 1 to Form S-8, File No. 333-50912, filed with the SEC on May 30, 2002. (1)

(1)	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

*	Filed herewith

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.5	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, as amended. (Incorporated by reference from Appendix A to the Company’s Proxy statement on Schedule 14A (File No. 000-20971) filed on April 25, 2011). (1)

10.6	Edgewater Technology, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003. (Incorporated by reference from Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003). (1)

10.7	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.8	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.9	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey. (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.10	Change in Control Agreement by and among the Company and Timothy R. Oakes dated as of July 21, 2008 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 23, 2008). (1)

10.11	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 of Form S-8, File No. 333-153740, filed with the SEC on September 30, 2008. (1)

10.12	Change in Control Agreement by and among the Company and Robin Ranzal Knowles dated as of September 15, 2010 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 20, 2010). (1)

10.13	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.14	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

21.1	Subsidiaries of Edgewater Technology, Inc.*

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm.*

23.2	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See Signature Page).*

31.1	13a-14 Certification – President and Chief Executive Officer*

31.2	13a-14 Certification –Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (iv) Notes to the Consolidated Financial Statements.* (2)

*	Filed herewith

(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on March 12, 2012.

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

Name	Title	Date
/s/ SHIRLEY SINGLETON Shirley Singleton	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2012

/s/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2012

/s/ PAUL E. FLYNN Paul E. Flynn	Director	March 12, 2012

/s/ PAUL GUZZI Paul Guzzi	Director	March 12, 2012

/s/ NANCY L. LEAMING Nancy Leaming	Director	March 12, 2012

/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 12, 2012

/s/ DANIEL O’CONNELL Daniel O’Connell	Director	March 12, 2012

/s/ WAYNE WILSON Wayne Wilson	Director	March 12, 2012