Form 10-Q
period 2012-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2012-05-07
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from             to

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	71-0788538
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Harvard Mill Square Suite 210 Wakefield, MA	01880-3209
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 246-3343

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 30, 2012 was 11,329,332.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,791	$10,333
Accounts receivable, net of allowance of $300	22,642	23,307
Prepaid expenses and other current assets	1,417	763

Total current assets	32,850	34,403

Property and equipment, net	2,346	2,429
Intangible assets, net	1,936	2,079
Goodwill	12,049	12,049
Other assets	237	238

Total assets	$49,418	$51,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534	$1,858
Accrued liabilities	13,478	13,934
Accrued contingent earnout consideration	128	126
Deferred revenue	1,340	1,569
Capital lease obligations, current	14	52

Total current liabilities	15,494	17,539
Accrued contingent earnout consideration	110	105
Other liabilities	1,722	1,841

Total liabilities	17,326	19,485

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2012 and December 31, 2011, 11,303 and 11,311 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	297	297
Paid-in capital	213,257	213,282
Treasury stock, at cost, 18,433 and 18,425 shares at March 31, 2012 and December 31, 2011, respectively	(125,151)	(125,389)
Accumulated other comprehensive loss	(108)	(99)
Retained deficit	(56,203)	(56,378)

Total stockholders’ equity	32,092	31,713

Total liabilities and stockholders’ equity	$49,418	$51,198

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Service revenue	$21,796	$19,708
Software revenue	1,384	1,573
Process royalties	—	535
Reimbursable expenses	2,101	1,778

Total revenue	25,281	23,594

Cost of revenue:
Project and personnel costs	13,654	12,124
Software costs	961	1,094
Reimbursable expenses	2,101	1,778

Total cost of revenue	16,716	14,996

Gross profit	8,565	8,598

Operating expenses:
Selling, general and administrative	7,951	7,527
Depreciation and amortization	442	703

Total operating expenses	8,393	8,230

Operating income	172	368

Other (income) expense, net	(91)	8

Income before income taxes	263	360
Tax provision	88	50

Net income	$175	$310

Net income per share:
Basic net income per share of common stock	$0.02	$0.03

Diluted net income per share of common stock	$0.02	$0.03

Shares used in computing basic net income per share of common stock	11,363	12,359

Shares used in computing diluted net income per share of common stock	11,607	12,360

Comprehensive income:
Net income	$175	$310
Currency translation adjustments	(9)	(4)

Total comprehensive income	$166	$306

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175	$310
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	460	703
Provision for doubtful accounts	—	(200)
Stock-based compensation expense	348	248
Fair value adjustment of contingent earnout consideration	7	16
Changes in operating accounts:
Accounts receivable	649	15
Prepaid expenses and other current assets	(654)	(588)
Accounts payable and accrued liabilities	8	(708)
Accrued payroll and related liabilities	(1,909)	(957)
Deferred revenue and other liabilities	(229)	(93)

Net cash used in operating activities	(1,145)	(1,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of product development costs	(115)	(43)
Purchases of property and equipment	(118)	(194)

Net cash used in investing activities	(233)	(237)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(39)	(36)
Purchase of treasury stock	(260)	—
Proceeds from employee stock plans and stock option exercises	125	130

Net cash (used in) provided by financing activities	(174)	94

Effects of exchange rates on cash	10	9

Net decrease in cash and cash equivalents	(1,542)	(1,388)
CASH AND CASH EQUIVALENTS, beginning of period	10,333	10,903

CASH AND CASH EQUIVALENTS, end of period	$8,791	$9,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$166	$35

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is a strategic consulting firm that brings a synergistic blend of advisory and product-based consulting services to its customer base. Headquartered in Wakefield, Massachusetts, we work with customers to reduce costs, improve process and increase revenue through the judicious use of technology.

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012 (the “2011 Form 10-K”).

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2011 Form 10-K.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

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

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed our original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the three month periods ended March 31, 2012 and 2011.

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

4.	SHARE-BASED COMPENSATION:

Stock-based compensation expense under all of the Company’s share-based plans was $348 thousand and $248 thousand for the three-month periods ended March 31, 2012 and 2011, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and stock option exercises was $125 thousand during the three- month period ended March 31, 2012. Cash received from ESPP exercises was $130 thousand during the three-month period ended March 31, 2011. There were no stock option exercises during the three months ended March 31, 2011.

As of March 31, 2012, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.1 million and is expected to be recognized over a weighted-average period of 1.6 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

5.	INCOME TAXES:

The Company recorded a tax expense of $88 thousand and $50 thousand for the three-month periods ended March 31, 2012 and 2011, respectively. The reported tax expense for the three-month periods ended March 31, 2012 and 2011 is based upon an effective tax rate of 33.5% and 13.9%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

We have a full valuation allowance against our deferred tax assets at March 31, 2012. The establishment of a full valuation allowance against the gross carrying value of our deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available, subject to possible statutory limitations, to reduce certain future federal and state income tax obligations.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE MEASUREMENT:

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

As of March 31, 2012 and December 31, 2011, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments and the accrued contingent earnout consideration payable in connection with Company’s acquisition of Meridian Consulting International (“Meridian”), which is more fully described in Note 8.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at March 31, 2012:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$238	$—	$—	$238

Total financial liabilities	$238	$—	$—	$238

Balance at December 31, 2011:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$231	$—	$—	$231

Total financial liabilities	$231	$—	$—	$231

The Company has classified its liability for contingent earnout consideration relating to its acquisition of Meridian within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which includes probability weighted cash flows. A description of this acquisition is included within Note 8.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE MEASUREMENT: (Continued)

A reconciliation of the beginning and ending Level 3 net liabilities for the three-month period ended March 31, 2012 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance at December 31, 2011	$231
Change in fair value related to Meridian contingent earnout consideration	7

Ending balance at March 31, 2012	$238

The Company routinely examines, on a periodic basis, actual results in comparison to the performance measurements utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During each of the three-month periods ended March 31, 2012 and 2011, the Company increased the estimated accrual of contingent earnout consideration earned by the former Meridian stockholders by $7 thousand. During the three-month period ended March 31, 2011, the Company also increased the estimated accrual of contingent earnout consideration earned by the former Fullscope stockholders by $9 thousand. The Fullscope contingent earnout was settled in the fourth quarter of 2011 and therefore no contingent liability is recorded as of March 31, 2012.

Each of the adjustments, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” was reported as part of our selling, general and administrative expenses.

No financial instruments were transferred into or out of Level 3 classification during the three-month period ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

7.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three-month periods ended March 31, 2012 or 2011. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $241 thousand and $486 thousand during the three-month periods ended March 31, 2012 and 2011, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2012 and 2016.

The Company recorded amortization from capitalized internally developed software (reported as part of our software expense) of $18 thousand during the three-month period ended March 31, 2012. No internally developed software was amortized during the three-month period ended March 31, 2011.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	GOODWILL AND INTANGIBLE ASSETS: (Continued)

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)

2012	$1,055
2013	$531
2014	$378
2015	$115
2016	$—

8.	BUSINESS COMBINATIONS:

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

In May 2011, Meridian completed its first twelve-month earnout period, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration related to the first earnout period. The Company, as of March 31, 2012, has accrued $238 thousand in potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the second and third twelve-month earnout periods. As of March 31, 2012, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million.

9.	ACCRUED LIABILITIES:

Components of accrued liabilities as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(In Thousands)
Accrued commissions	$916	$2,598
Accrued bonuses	1,573	2,562
Accrued vacation	2,221	1,741
Accrued payroll related liabilities	1,984	1,222
Other accrued expenses	6,784	5,811

Total	$13,478	$13,934

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	NET INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$175	$310

Weighted average common shares outstanding	11,363	12,359

Basic net income per share of common stock	$0.02	$0.03

Diluted net income per share:
Net income applicable to common shares	$175	$310

Weighted average common shares outstanding	11,363	12,359
Dilutive effects of stock options	244	1

Weighted average common shares, assuming dilutive effect of stock options	11,607	12,360

Diluted net income per share of common stock	$0.02	$0.03

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2.3 million and 3.5 million in the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, there were approximately 3.8 million share-based awards outstanding under the Company’s equity plans.

11.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $8.5 million (the “Purchase Authorization”) and expired on September 23, 2011 (the “Repurchase Period”). On September 9, 2011, the Board approved both a $5.0 million increase to the Purchase Authorization, to $13.5 million, and an extension of the Repurchase Period to September 21, 2012. As of March 31, 2012 there was $4.3 million of remaining Purchase Authorization under the Stock Repurchase Program.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

In March 2012, the Board authorized a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the Company’s existing stock repurchase authorization (the “10b5-1 Plan”).

The 10b5-1Plan became effective on March 15, 2012 and is scheduled to expire on September 21, 2012, unless terminated earlier in accordance with its terms. Purchases, if any, may not exceed the remaining shares available under the existing repurchase authorization.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK REPURCHASE PROGRAM: (Continued)

The Company repurchased a total of 69 thousand shares of common stock during the three-month period ended March 31, 2012 at an aggregate purchase price of $260 thousand. The Company did not repurchase any common stock during the three-months ended March 31, 2011.

12.	FULLSCOPE EMBEZZLEMENT:

During the second quarter of 2010, the Company discovered embezzlement activities at Fullscope, one of its wholly-owned subsidiaries, which was acquired by the Company in December 2009 (the “Fullscope Embezzlement Issue”). Based upon the results of forensic accounting procedures, we identified that the embezzlement activities occurred for an extended period prior to our acquisition of Fullscope and also during the first and second quarter of 2010. Additionally, based upon the procedures performed, we concluded that the embezzlement activities that occurred during the first and second quarters of 2010 did not have a material impact upon our previously issued financial statements.

We have completed our investigation as it relates to the embezzlement activities that occurred during 2010. In total, we identified approximately $116 thousand of embezzlement during 2010.

The Company incurred approximately $3 thousand and $63 thousand in non-routine operating expenses during the three months ended March 31, 2012 and 2011, respectively.

We incurred a majority of our embezzlement expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity. While embezzlement-related expenses decreased in 2011 and 2012, we anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through a claim against the escrow account established in connection with the acquisition of Fullscope, Inc. (“Fullscope Acquisition”). We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

In connection with the Fullscope Acquisition, an escrow account was established with $1.3 million, or 10% of the initial upfront purchase price consideration. Subsequent to that time, the Company transferred an additional $700 thousand to the escrow account in connection with the release of a pre-acquisition Fullscope escrow account that was established in June 2009 in connection with Fullscope’s sale of Dynamics AX add-on software modules to Microsoft. Further, in the fourth quarter of 2011, the Company funded the escrow account with $2.7 million in settlement of the contingent consideration obligation. The escrow accounts, as per the merger agreements, were established to ensure the satisfactory resolution of all potential claims during the earnout period. These amounts will remain unsettled until our claim of recovery for the above matters is resolved.

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

Business Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services in the areas of business advisory, analytics, data management and technology to its customer base. We target “C”-level executives, assisting them with transformational projects. Our customer base tends to be in the upper mid-market and selectively in the Global 2000 market, with a primary focus in North America.

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

The following are Edgewater’s service categories with sample services:

•	Business advisory services

•	Monetize knowledge, new revenue streams from corporate data

•	Customer transformation, moving from business-to-business to business-to-customer or the reverse for new revenue opportunities

•	Cloud Architecture and On-Ramping strategic services

•	Business process rejuvenation with industry best practice and cross pollination

•	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Product-based consulting services

•	Effect business transformation through the use of packaged software solutions

•	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance

•	Enterprise resource planning with Microsoft Dynamics AX, discrete manufacturing and a specialty of process-based manufacturing

•	Customer relationship management with Microsoft CRM

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and custom

•	Technology consulting services

•	Technical architecture and roadmaps

•	Technical evaluations and design

•	Custom component design and implementation

•	Web-centric solutions: internal, external and/or collaborative

•	Cloud integration and phasing solutions

•	On-going support services

•	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

In addition to the above services, the Company also provides synergistic services in the area of data management and analytics. Examples of such services include the following:

•	Enterprise information management services

•	Provide for data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design

•	Provide practical data architectures and roadmaps to support transactional systems, enterprise performance management, through advanced analytics

•	Provide forms of data manipulation, transformation and quality services

•	Analytics services

•	Lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization

•	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting

•	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations

•	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 95.7% and 93.6% of service revenue for the three-month periods ended March 31, 2012 and 2011, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 1.8% and 4.2% of service revenue for the three-month periods ended March 31, 2012 and 2011, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 2.5% and 2.2% of service revenue during the three-month periods ended March 31, 2012 and 2011, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed our original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

In connection with our addition of product-based consulting offerings, we anticipate that software revenue will continue to be a significant portion of our revenues. Software revenue is recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period. Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

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

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry and that our overhead costs are balanced with our revenue levels. In addition, we monitor the progress of customer projects with customer senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our customer engagements are terminable by our customers without penalty, an unanticipated termination of a customer project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of consulting professionals to oversee existing customer engagements and to participate in sales activities to secure new customer assignments.

Adjustments to Fair Value of Contingent Consideration. During three-month periods ended March 31, 2012 and 2011, we have made adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. Changes in the carrying value of contingent consideration liabilities may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Non-Routine Professional Services-Related Expenses. During fiscal 2011 and the first three months of 2012, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

While embezzlement-related expenses decreased in fiscal 2011, we anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2012, Compared to Results for the Three Months Ended March 31, 2011,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2012, Compared to Results for the Three Months Ended March 31, 2011

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Revenue:
Service revenue	86.2%	83.5%
Software revenue	5.5%	6.7%
Process royalties	—%	2.3%
Reimbursable expenses	8.3%	7.5%

Total revenue	100.0%	100.0%

Cost of revenue:
Project and personnel costs	54.0%	51.5%
Software costs	3.8%	4.6%
Reimbursable expenses	8.3%	7.5%

Total cost of revenue	66.1%	63.6%

Gross profit	33.9%	36.4%

Operating expenses:
Selling, general and administrative	31.5%	31.9%
Depreciation and amortization	1.7%	3.0%

Total operating expenses	33.2%	34.9%

Operating income	0.7%	1.5%

Other income, net	0.3%	—%

Income before income taxes	1.0%	1.5%
Income tax provision	0.3%	0.2%

Net income	0.7%	1.3%

Revenue. Total revenue increased by $1.7 million, or 7.2%, to $25.3 million for the three-month period ended March 31, 2012, compared to total revenue of $23.6 million in the three-month period ended March 31, 2011. With respect to the comparative increases in year-over-year total revenue, service revenue increased by $2.1 million, or 10.6%, in the three-month period ended March 31, 2012. Software revenue decreased by $189 thousand in the three-month period ended March 31, 2012.

Our year-over-year 2012 first quarter service revenue growth is entirely organic. Additionally, total revenue during the three-month period ended March 31, 2012 excludes service revenue and royalty revenue generated under the Fullscope process contracts, which expired in June of 2011. The Company has not recognized any revenues associated with Fullscope’s process contracts subsequent to their June 2011 expiration.

The year-over-year improvement in 2012 first quarter service revenue is the result of continued growth within our product-based service offerings and, to a lesser extent, increases in our business advisory and support services revenue. The combination of a strong Oracle-based EPM pipeline and an increase in 2011 Microsoft Dynamics AX ERP product sales provided the catalyst for our first quarter service revenue growth on both a year-over-year and sequential quarterly basis. On a sequential quarterly basis, service revenue in the first quarter of 2012 increased by $955 thousand, or 4.6%, compared to the fourth quarter of 2011.

Utilization, which is the rate at which we are able to generate revenue from our consultants, decreased to 75.4% during the first quarter of 2012 compared to 79.3% during the first quarter of 2011. Our first quarter utilization remains consistent with our fourth quarter of 2011. Compared to the fourth quarter of 2011, we maintained consistent sequential quarterly billable consultant utilization, while increasing billable headcount (including contractors) by 18. The consistency of the utilization rate in light of the increased billable consultants is reflective of our current year growth in EPM and ERP service revenue and our efforts to support the growth.

Annualized service revenue per billable consultant, as adjusted for utilization, was $352 thousand and $327 thousand during the three-month periods ended March 31, 2012 and 2011, respectively. The increase in the annualized service revenue rate is largely attributable to a higher concentration of revenue being generated by our Oracle-based EPM service offerings.

During the three-month period ended March 31, 2012, software revenue totaled $1.4 million, or 5.5% of total revenue, compared to software revenue of $1.6 million, or 6.7%, in the three-month period ended March 31, 2011. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software. Software revenue is expected to fluctuate on a periodic basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of our quarterly and annual revenues in future periods.

Our historical gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Our ERP-related software revenue, which represents the majority of our 2011, 2012 and anticipated future software revenue, has historically been sold at a higher margin than our EPM-related software. Because software revenue has become a more significant percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

During the three-month period ended March 31, 2011, we recognized $954 thousand in combined service and royalty revenue from Fullscope’s business process contracts. As per the terms of the earnout agreement, our obligation ended on June 30, 2011 concurrent with the termination of the service and royalty revenue generated by the business process contracts. No revenues have been generated under the business process contracts since June 2011, and the Company does not anticipate that any future revenue will be generated under the business process contracts.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $323 thousand, to $2.1 million for the three-month period ended March 31, 2012, as compared to $1.8 million in the comparative 2011 quarterly period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the three-month period ended March 31, 2012 totaled 280, as compared to 272 customers during the three-month period ended March 31, 2011. During the first three months of 2012, we engaged on new projects with a total of 27 new customers, compared to 32 new customer engagements during the first three months of 2011.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.7 million, or 11.5%, to $16.7 million for the three-month period ended March 31, 2012 compared to $15.0 million in the comparative 2011 quarterly period.

The primary drivers of the 2012 year-over-year quarterly increase in cost of revenue, on an absolute dollar basis, were the growth in billable headcount necessary to support our service revenue growth and an increase in fringe-related expenses attributable to the growth in billable headcount. The Company maintained 304 billable consultants (excluding contractors) as of the quarter ended March 31, 2012 compared to 280 billable consultants (excluding contractors) at the end of the comparative prior-year quarter.

We have utilized contractors to support our service delivery needs as a direct result of growth within our product-based service offerings. Contractor expense totaled $1.1 million during the three-month period ended March 31, 2012 compared to $1.0 million during the three-month period ended March 31, 2011. We continue to proactively focus upon reducing the number of contractors utilized by the Company as a means to improve gross margin, without simultaneously sacrificing service revenue growth. We will continue to utilize contractors to support short term staffing needs, allowing the flexibility to respond to customer proposals while appropriately managing our bench.

Project and personnel costs represented 54.0% of total revenue during the three-month period ended March 31, 2012 as compared to 51.5% of total revenue during the three-month period ended March 31, 2011. The increase in project and personnel costs, as a percentage of total revenue, was driven primarily by the compensation-related costs (salaries and fringe-related expenses) associated with the billable consultant headcount growth in the quarter.

Software costs amounted to $1.0 million during the three-month period ended March 31, 2012. Software costs amounted to $1.1 million during the three-month period ended March 31, 2011. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses increased to $2.1 million for the three-month period ended March 31, 2012 as compared to $1.8 million in the comparative quarterly period of 2011.

Gross Profit. During the three-month period ended March 31, 2012, total gross profit of $8.6 million was consistent with total gross profit of $8.6 million in the three-month period ended March 31, 2011. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Gross margin, as a percentage of total revenue, decreased to 33.9% in the first quarter of 2012 compared to 36.4% in the comparative 2011 quarterly period. The year-over-year decrease in gross margin in the first quarter of 2012 is directly related to the incremental salary and fringe-related expenses from the growth in our billable consultant headcount and the absence of $535 thousand of Fullscope’s process contracts-related royalty revenue.

During the first quarter of 2012, we increased billable consultant headcount by 18 consultants as we hired and trained consultants into key product-based offerings ahead of anticipated demand.

Service revenue gross margins were 37.4% in the first quarter of 2012 compared to 38.5% in the comparative 2011 quarterly period. The decrease in service gross margin for the three-month period ended March 31, 2012 is primarily the result of the increase in salaries and fringe-related expenses associated with our growth in billable consultant headcount and the comparative quarterly decrease in billable consultant utilization, as described above.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of revenue, SG&A expenses were 31.5% during the three-month period ended March 31, 2012 compared to 31.9% in the comparative 2011 quarterly period. On an absolute dollar-basis, SG&A expenses increased by $424 thousand, or 5.6%, to $8.0 million in the three-month period ended March 31, 2012 compared to SG&A expenses of $7.5 million in the three-month period ended March 31, 2011.

The year-over-year increase in SG&A expenses in the first quarter of 2012, compared to the first quarter of 2011, was driven primarily by comparative increases in sales-related salaries and wages (including commission expense in connection with 2012 quarterly revenue growth), recruiting costs in connection with our continued growth in billable consultant headcount and travel-related expenses. These increases were partially offset by decreases related to bonus accruals in connection with the Company’s 2012 performance-based bonus programs, rent expense and professional services fees.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $261 thousand, or 37.1%, to $442 thousand in the quarter ended March 31, 2012 as compared to $703 thousand in the quarter ended March 31, 2011.

Amortization expense was $241 thousand during the three-month period ended March 31, 2012 compared to amortization expense of $486 thousand in the three-month period ended March 31, 2011. The decrease in amortization expense during the first quarter of 2012 is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Depreciation expense of $201 thousand recorded in the 2012 current quarterly period was consistent with depreciation expense recognized during the comparative quarterly period of 2011.

Operating Income. Operating income for the first quarter of 2012 was $172 thousand, compared to operating income of $368 thousand in the comparative 2011 quarterly period. The current quarter fluctuation in operating results can be attributed to the year-over-year increases in service revenue, the absence of Fullscope’s process-related royalty revenue and the increase salary and related fringe expenses due to the growth in billable consultant headcount. Each of these expense items is explained in further detail above.

Other (Income) Expense, Net. Other (income) expense, net, totaled $(91) thousand during the three-month period ended March 31, 2012 while other (income) expense, net, totaled $8 thousand during the comparative 2011 period. These amounts primarily represent the Company’s foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $88 thousand during the three months ended March 31, 2012. We recorded a provision for income taxes of $50 thousand during the three months ended March 31, 2011. Our periodic income tax provision amounts are derived based upon an effective income tax rate, inclusive of federal and state income taxes, of 33.5% and 13.9% during the three-month periods ended March 31, 2012 and 2011, respectively.

Reported income tax expense during the comparative 2012 and 2011 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

Net Income. We reported net income of $175 thousand during the three-month period ended March 31, 2012 compared to a reported net income of $310 thousand during the three-month period ended March 31, 2011. The current quarterly fluctuation in net income is attributable to the comparative year-over-year changes in total revenue, offset by increased compensation costs related to billable consultant headcount growth. Each of these factors is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(1,145)	$(1,254)
Investing activities	(233)	(237)
Financing activities	(174)	94
Effects of exchange rates on cash	10	9

Total cash used during the period	$(1,542)	$(1,388)

As of March 31, 2012, we had cash and cash equivalents of $8.8 million, a $1.5 million decrease from the December 31, 2011 balance of $10.3 million. The primary drivers of the decrease in cash during the first quarter of 2012 are payments related to the Company’s 2011 performance-based bonus programs, 2012 insurance policy premiums, and to a lesser extent, purchases of property and equipment. Working capital, which is defined as current assets less current liabilities, increased to $17.4 million as of March 31, 2012, as compared to $16.9 million as of December 31, 2011.

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

Cash flow from operating activities is driven by collections of fees for our consulting services, reselling of software products and, to a lesser extent (until June 2011), the collection of royalties on software products sold to a third party. Cash used in operations predominantly relates to employee compensation and payments to third party software providers. Accrued payroll and related liabilities fluctuate from period to period based on the timing of our normal payroll cycle and the timing of variable compensation payments. Annual components of our variable compensation plans are paid in the first quarter of the following year, causing fluctuations in cash flow from quarter to quarter.

Accounts payable and accrued expenses are most significantly impacted by the timing of payments required to be made to third party software providers in connection with the resale of software products to our customers. Historically, a significant portion of our software sales have occurred at the end of the second quarter.

Net cash used in operating activities was $(1.1) million for the three-month period ended March 31, 2012, as compared to net cash used in operating activities of $(1.3) million for the three-month period ended March 31, 2011. The primary components of operating cash flows during the first quarter of 2012 were the decrease of accrued compensation-related expenses of $1.9 million and the increase in prepaid expenses and other current assets of $654 thousand (primarily related to the timing of insurance premium payments), which were partially offset by non-cash charges of $815 thousand (consisting of amortization and depreciation, stock-based compensation and accretion of contingent earnout consideration). The primary components of cash flows from operations for first quarter of 2011 were related to the decrease in accrued compensation-related expenses of $1.0 million, the decrease in accounts payable and accrued expenses of $708 thousand (primarily related to payments to Microsoft in connection with fourth quarter 2010 software sales) and the increase in prepaid expenses of $588 thousand (primarily related to insurance premium payments), partially offset by net income of $310 thousand and non-cash charges of $767 thousand (primarily related to depreciation and amortization).

For the three-month period ended March 31, 2012, net cash used in investing activities was $(233) thousand, compared to net cash used in investing activities of $(237) thousand in the three-month period ended March 31, 2011. Cash used in investing activities in the three-month periods ended March 31, 2012 and 2011 included purchases of property and equipment and capitalized software development costs related to software to be used in the Microsoft Dynamics AX environment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(174) thousand in the three-month period ended March 31, 2012, compared to cash provided by financing activities of $94 thousand in the three-month period ended March 31, 2011. The 2012 activities were driven by the repurchase of common stock in the amount of $260 thousand, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, and partially offset by $125 thousand received from our employees related to our Employee Stock Purchase Plan and stock option exercises. Financing activities in the three-month period ended March 31, 2011 consisted of proceeds received from our Employee Stock Purchase Plan.

Acquisitions, Earnout Payments and Commitments

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of March 31, 2012, the only ongoing earnout period is related to the Meridian Acquisition.

On May 17, 2010, the Company acquired substantially all of the assets of Meridian Consulting International. As provided for under the related purchase agreement, Meridian’s former stockholders are eligible to receive additional contingent consideration based upon performance-based thresholds, which will be determined, periodically, over a 36-month period from the date of acquisition. The Company increased total purchase price consideration by $1.2 million, which represented our initial fair value estimate of the contingent consideration to be paid to the former stockholders of Meridian. On a routine periodic basis, the Company reassesses the estimated fair value of contingent consideration and records any changes in fair value within selling, general and administrative expense in the period the change occurs. As of March 31, 2012, the Company is reporting an accrual of $238 thousand related to the current fair value estimate of the contingent earnout consideration to be earned by the former Meridian stockholders. The maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final two earnout periods is capped at $1.8 million.

Off Balance Sheet Arrangements

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements are to be made over a period of 24 to 60 months and have interest rates that range between 6.0% and 17.0% per annum on the outstanding principle balances. As of March 31, 2012, our outstanding obligations under our Capital Lease Arrangements totaled $14 thousand, all of which is due and payable within the next twelve months and has been classified as a current capital lease obligation in the accompanying balance sheets. During each of the three-month periods ended March 31, 2012 and 2011, the Company made payments of principal and interest totaling $39 thousand, under the Capital Lease Arrangements.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2012.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-5, “Comprehensive Income” and ASU 2011-12, “Comprehensive Income” require entities to elect the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 12, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2011-04, “Fair Value Measurements and Disclosures” requires expanded disclosure of certain fair value measurements categorized in Level 3 of the fair value hierarchy. The ASU is effective prospectively for fiscal years, and interim periods within those years beginning after December 12, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the period ending December 31, 2011, which was filed with the Securities and Exchange Commission on March 12, 2012 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” in our 2011 Annual Report on Form 10-K as filed with the SEC on March 12, 2012.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2012 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; and/or (13) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Part I - Item IA “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC on March 12, 2012. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2012 and 2011. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2012 and 2011.

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

This Form 10-Q contains forward-looking statements. As discussed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and herein under “Special Note Regarding Forward-Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic or current reports filed with the Securities and Exchange Commission, in our Annual Report to Shareholders, in our Proxy Statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

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

In November 2011, the Board authorized an Odd-Lot Program, which was open to stockholders owning fewer than 100 shares of Edgewater common stock. The price paid to stockholders participating in the first trading period, which ended on December 7, 2011, was $2.97 per share. The Board approved a second trading period which ended on January 14, 2012, with a purchase price $2.96 per share. In total 178 stockholders, or approximately 18% of stockholders eligible to participate, representing 6,733 shares of the Company’s common stock, elected to participate in the tender offer.

In March 2012, the Board authorized a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the Company’s existing stock repurchase authorization (the “10b5-1 Plan”).

The 10b5-1Plan became effective on March 15, 2012 and is scheduled to expire on September 21, 2012, unless terminated earlier in accordance with its terms. Purchases, if any, may not exceed the remaining shares available under the existing repurchase authorization.

The following table provides information with respect to purchases of our common stock during the quarter ended March 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	2,574	$2.96	2,574	$4,579,995
February 1 – 29, 2012	—	$—	—	$4,579,995
March 1 – 31, 2012	66,706	$3.75	66,706	$4,327,935

Total	69,280	$3.72	69,280	$4,327,935

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of Indemnity Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-20971)).

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.**

*-	Filed herewith.
**-	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 7, 2012	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2012	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)