Form 10-Q
period 2012-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2012-08-06
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	71-0788538
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Harvard Mill Square, Suite 210 Wakefield, MA	01880-3209
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 31, 2012 was 11,329,000.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,893	$10,333
Accounts receivable, net of allowance of $300	27,737	23,307
Prepaid expenses and other current assets	1,284	763

Total current assets	37,914	34,403

Property and equipment, net	2,220	2,429
Intangible assets, net	1,759	2,079
Goodwill	12,049	12,049
Other assets	226	238

Total assets	$54,168	$51,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,155	$1,858
Accrued liabilities	14,921	13,934
Accrued contingent earnout consideration	246	126
Deferred revenue	4,047	1,569
Capital lease obligations, current	—	52

Total current liabilities	20,369	17,539
Accrued contingent earnout consideration	—	105
Other long-term liabilities	1,553	1,841

Total liabilities	21,922	19,485

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2012 and December 31, 2011, 11,235 and 11,311 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	297	297
Paid-in capital	213,366	213,282
Treasury stock, at cost, 18,501 and 18,425 shares at June 30, 2012 and December 31, 2011, respectively	(125,237)	(125,389)
Accumulated other comprehensive loss	(111)	(99)
Retained deficit	(56,069)	(56,378)

Total stockholders’ equity	32,246	31,713

Total liabilities and stockholders’ equity	$54,168	$51,198

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Service revenue	$21,587	$18,626	$43,383	$38,334
Software revenue	3,622	4,746	5,006	6,319
Process royalties	—	2,199	—	2,734
Reimbursable expenses	1,978	1,825	4,079	3,603

Total revenue	27,187	27,396	52,468	50,990

Cost of revenue:
Project and personnel costs	13,052	11,873	26,706	23,997
Software costs	2,697	2,871	3,658	3,965
Reimbursable expenses	1,978	1,825	4,079	3,603

Total cost of revenue	17,727	16,569	34,443	31,565

Gross profit	9,460	10,827	18,025	19,425

Operating expenses:
Selling, general and administrative	8,551	9,443	16,502	16,970
Depreciation and amortization	448	712	890	1,415

Total operating expenses	8,999	10,155	17,392	18,385

Operating income	461	672	633	1,040

Other expense (income), net	196	(25)	105	(17)

Income before income taxes	265	697	528	1,057
Tax provision	131	302	219	352

Net income	$134	$395	$309	$705

Net income per share:
Basic net income per share of common stock	$0.01	$0.03	$0.03	$0.06

Diluted net income per share of common stock	$0.01	$0.03	$0.03	$0.06

Shares used in computing basic net income per share of common stock	11,288	12,426	11,319	12,391

Shares used in computing diluted net income per share of common stock	11,836	12,456	11,682	12,402

Comprehensive income:
Net income	$134	$395	$309	$705
Currency translation adjustments	(3)	(15)	(12)	(19)

Total comprehensive income	$131	$380	$297	$686

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$309	$705
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	932	1,428
Provision for doubtful accounts	—	(295)
Stock-based compensation expense	706	609
Fair value adjustment of contingent earnout consideration	15	1,467
Changes in operating accounts:
Accounts receivable	(4,432)	(2,907)
Prepaid expenses and other current assets	(509)	(186)
Accounts payable and accrued liabilities	(288)	2,436
Accrued payroll and related liabilities	282	(1,351)
Deferred revenue and other liabilities	2,477	(226)

Net cash (used in) provided by operating activities	(508)	1,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of product development costs	(205)	(43)
Purchases of property and equipment	(199)	(389)

Net cash used in investing activities	(404)	(432)

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	(52)	(72)
Purchase of treasury stock	(710)	—
Proceeds from employee stock plans and stock option exercises	240	233

Net cash (used in) provided by financing activities	(522)	161

Effects of exchange rates on cash	(6)	18

Net (decrease) increase in cash and cash equivalents	(1,440)	1,427

CASH AND CASH EQUIVALENTS, beginning of period	10,333	10,903

CASH AND CASH EQUIVALENTS, end of period	$8,893	$12,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$278	$143

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is a strategic consulting firm that brings a blend of advisory and product-based consulting services to its customer base. Headquartered in Wakefield, Massachusetts, we work with customers to reduce costs, improve process and increase revenue through the judicious use of technology.

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

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

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the three or six month periods ended June 30, 2012 or 2011.

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

Customer prepayments, even if nonrefundable, are deferred (classified as deferred revenue) and recognized over future periods as services are performed.

Software revenue represents the resale of certain third-party off-the-shelf software and maintenance and is recorded on a gross basis provided we act as a principal in the transaction, which we have determined based upon several factors including, but not limited to, the fact that we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis.

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

The Company enters into multiple element arrangements which typically include software, post-contract support (or maintenance), and consulting services. Consistent with the software described above, maintenance that is in the form of a pass through transaction is recognized upon delivery of the software, as all related warranty and maintenance is performed by the primary software vendor and not the Company. Maintenance fee revenue for the Company’s software products, which is inconsequential in all years presented, is recognized ratably over the term of the arrangements, which are generally for a one-year period. The Company has established vendor specific objective evidence (“VSOE”) with respect to the services provided based on the price charged when the services are sold separately. The Company has established VSOE for maintenance based upon the stated renewal rate.

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

We received royalty revenue in connection with the sale of Microsoft Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were sold to Microsoft in June 2009. Royalty revenues earned were determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by Microsoft. Royalties were recognized as earned in accordance with the contract terms when royalties from licensees could be reasonably estimated and collectability was reasonably assured. The Software Modules contract expired in June 2011, and no revenue is expected to be recognized subsequent to the expiration of this contract.

4.	SHARE-BASED COMPENSATION:

Stock-based compensation expense under all of the Company’s share-based plans was $359 thousand and $706 thousand for the three- and six -month periods ended June 30, 2012, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $361 thousand and $609 thousand for the three- and six -month periods ended June 30, 2011, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and stock option exercises were $115 thousand and $240 thousand during the three- and six- month periods ended June 30, 2012, respectively. Cash received from ESPP and stock option exercises were $104 thousand and $233 thousand during the three-and six- month periods ended June 20, 2011, respectively.

As of June 30, 2012, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.0 million and is expected to be recognized over a weighted-average period of 1.3 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

5.	INCOME TAXES:

The Company recorded a tax expense of $131 thousand and $219 thousand for the three-and six- month periods ended June 30, 2012, respectively. The Company recorded a tax expense of $302 thousand and $352 thousand for the three- and six-month periods ended June 30, 2011, respectively. The reported tax expense for the three-and six- month periods ended June 30, 2012, is based upon an effective tax rate of 49.4% and 41.5%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill. The reported tax expense for the three- and six-month periods ended June 30, 2011 is based upon an effective tax rate of 43.3% and 33.3%, respectively.

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

We have a full valuation allowance against our deferred tax assets at June 30, 2012. The establishment of a full valuation allowance against the gross carrying value of our deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available, subject to possible statutory limitations, to reduce certain future federal and state income tax obligations.

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

A financial asset’s or liability’s classification within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement.

As of June 30, 2012 and December 31, 2011, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments and the accrued contingent earnout consideration payable in connection with Company’s acquisition of Meridian Consulting International (“Meridian”), which is more fully described in Note 8.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at June 30, 2012:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$246	$—	$—	$246

Total financial liabilities	$246	$—	$—	$246

Balance at December 31, 2011:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$231	$—	$—	$231

Total financial liabilities	$231	$—	$—	$231

The Company has classified its liability for contingent earnout consideration relating to its acquisition of Meridian within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which includes probability weighted cash flows. A description of this acquisition is included within Note 8.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE MEASUREMENT: (Continued)

A reconciliation of the beginning and ending Level 3 net liabilities for the six-month period ended June 30, 2012 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance at December 31, 2011	$231
Change in fair value related to Meridian contingent earnout consideration	15

Ending balance at June 30, 2012	$246

The Company routinely examines actual results in comparison to the performance measurements utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three- and six- month periods ended June 30, 2012, the Company increased the estimated accrual of contingent earnout consideration earned by the former Meridian stockholders by $8 thousand and $15 thousand, respectively. During the three- and six-month periods ended June 30, 2011, the Company increased the estimated accrual of contingent earnout consideration earned by the former Meridian stockholders by $57 thousand and $65 thousand, respectively.

During the three- and six- month periods ended June 30, 2011, the Company also increased the estimated accrual of contingent earnout consideration earned by the former Fullscope stockholders by $1.4 million. The Fullscope contingent earnout was settled in the fourth quarter of 2011 and therefore no contingent liability is recorded as of June 30, 2012.

Each of the adjustments, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” was reported as part of our selling, general and administrative expenses.

No financial instruments were transferred into or out of Level 3 classification during the three- or six-month period ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

7.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three- or six- month periods ended June 30, 2012 or 2011. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $241 thousand and $482 thousand during the three-and six- month periods ended June 30, 2012, respectively. Amortization expense was $486 thousand and $975 thousand during the three- and six-month periods ended June 30, 2011, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2012 and 2016.

The Company recorded amortization from capitalized internally developed software (reported as part of our software expense) of $25 thousand and $42 thousand during the three-and six- month periods ended June 30, 2012, respectively. The Company recorded amortization from capitalized internally developed software (reported as part of our software expense) of $13 thousand during the three- and six-month periods ended June 30, 2011.

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

In May 2011 and May 2012, Meridian completed its first and second twelve-month earnout periods, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration related to the first or second earnout periods. The Company, as of June 30, 2012, has accrued $246 thousand in potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the third twelve-month earnout period. As of June 30, 2012, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final earnout period is capped at $917 thousand.

9. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES:

Components of accrued liabilities as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(In Thousands)
Accrued commissions	$1,332	$2,598
Accrued bonuses	1,863	2,562
Accrued vacation	2,316	1,741
Accrued payroll related liabilities	1,152	1,222
Accrued pre-acquisition sales tax liability	1,500	950
Accrued software expense	1,881	312
Other accrued expenses	4,877	4,549

Total	$14,921	$13,934

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES: (Continued)

Components of other long-term liabilities as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(In Thousands)
Long-term portion of lease abandonment accrual	$1,484	$1,787
Long-term portion of deferred tax liability	69	54

Total	$1,553	$1,841

10.	NET INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$134	$395	$309	$705

Weighted average common shares outstanding	11,288	12,426	11,319	12,391

Basic net income per share of common stock	$0.01	$0.03	$0.03	$0.06

Diluted net income per share:
Net income applicable to common shares	$134	$395	$309	$705

Weighted average common shares outstanding	11,288	12,426	11,319	12,391
Dilutive effects of stock options	548	30	363	11

Weighted average common shares, assuming dilutive effect of stock options	11,836	12,456	11,682	12,402

Diluted net income per share of common stock	$0.01	$0.03	$0.03	$0.06

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 813 thousand and 959 thousand in the three- and six- month periods ended June 30, 2012, respectively. The diluted computation would have increased by approximately 3.3 million and 3.6 million in the three- and six-month periods ended June 30, 2011, respectively. As of June 30, 2012 and 2011, there were approximately 3.9 million and 3.8 million share-based awards outstanding, respectively, under the Company’s equity plans.

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

an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $8.5 million (the “Purchase Authorization”) and expired on September 23, 2011 (the “Repurchase Period”). On September 9, 2011, the Board approved both a $5.0 million increase to the Purchase Authorization, to $13.5 million, and an extension of the Repurchase Period to September 21, 2012. As of June 30, 2012, there was $3.9 million of remaining Purchase Authorization under the Stock Repurchase Program.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

In March 2012, the Board authorized a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the Company's existing stock repurchase authorization (the “10b5-1 Plan”).

The 10b5-1Plan became effective on March 15, 2012 and is scheduled to expire on September 21, 2012, unless terminated earlier in accordance with its terms. Purchases, if any, may not exceed the remaining shares available under the existing repurchase authorization.

The Company repurchased a total of 118 thousand and 187 thousand shares of common stock during the three and six- month periods ended June 30, 2012, respectively, at an aggregate purchase price of $468 thousand and $728 thousand, respectively. The Company did not repurchase any common stock during the three-and six- months ended June 30, 2011.

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

The Company incurred approximately $567 thousand and $51 thousand in non-routine operating expenses associated with the Fullscope Embezzlement Issue during the three-month periods ended June 30, 2012 and 2011, respectively. The Company incurred approximately $570 thousand and $114 thousand in such non-routine operating expenses during the six months ended June 30, 2012 and 2011, respectively.

During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand. As of June 30, 2012, the accrual for pre-acquisition sales and use tax exposure is estimated at $1.5 million. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	FULLSCOPE EMBEZZLEMENT: (Continued)

We incurred a majority of our embezzlement expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity. We anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through a claim against the escrow account established in connection with the acquisition of Fullscope, Inc. (“Fullscope Acquisition”). We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable.

In connection with the Fullscope Acquisition, an escrow account was established with $1.3 million, or 10% of the initial upfront purchase price consideration. Subsequent to that time, the Company transferred an additional $700 thousand to the escrow account in connection with the release of a pre-acquisition Fullscope escrow account that was established in June 2009 in connection with Fullscope’s sale of Dynamics AX add-on software modules to Microsoft. Further, in the fourth quarter of 2011, the Company funded the escrow account with $2.6 million in settlement of the contingent consideration obligation. As of June 30, 2012, the combined value of the two escrow accounts was approximately $4.6 million. The escrow accounts, as per the merger agreement, were established to ensure the satisfactory resolution of all potential claims during the earnout period. These amounts will remain unsettled until our claim of recovery for the above matters is resolved.

13.	SALE OF INTELLECTUAL PROPERTY:

In June 2012, Microsoft Corporation agreed to purchase Edgewater Fullscope’s Process Industries 2 (PI2) software and intellectual property (the “Assets”) for an aggregate of $3.25 million, payable in installments. Also, Microsoft will engage Edgewater Fullscope in additional development and training services during the integration of the software module into Microsoft’s ERP solution for enterprises, Microsoft Dynamics AX. Our future quarterly revenue will be influenced by our recognition of both proceeds related to the IP sale and service revenue generated under the development and training service agreements. We will recognize revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement. The agreement contains representations, warranties, covenants and indemnities, including an agreement by Edgewater Fullscope not to develop, promote, market or sell any software or technology that has the same or substantially similar, in any material respect, features or functions as the Assets or could replace, be used in lieu of or otherwise compete with such Assets.

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

Business Overview

Edgewater is a strategic consulting firm that brings a blend of specialty services in the areas of business advisory, analytics, data management and technology to its customer base. We target “C”-level executives, assisting them with transformational projects. Our customer base tends to be in the upper mid-market and selectively in the Global 2000 market, with a primary focus in North America.

Edgewater offers a full spectrum of services and expertise. Our consulting services are consolidated into three major offerings: (1) Business Advisory Services, (2) Product-Based Consulting and (3) Technology Consulting. The diagram that follows illustrates these offerings:

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

In addition to the above services, the Company also provides services in the area of data management and analytics. Examples of such services include the following:

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 95.4% and 95.5% of service revenue for the three- and six-month periods ended June 30, 2012, respectively. Time and materials-based contracts represented 95.6% and 94.6% of service revenue for the three- and six-month periods ended June 30, 2011, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 1.9% of service revenue for the three- and six-month periods ended June 30, 2012. Fixed-price contracts represented 2.1% and 3.1% of service revenue for the three- and six-month periods ended June 30, 2011, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 2.7% and 2.6% of service revenue during the three-and six- month periods ended June 30, 2012, respectively. Retainer-based contracts represented 2.3% of service revenue during the three- and six- month periods ended June 30, 2011. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

In connection with our addition of product-based consulting offerings, we anticipate that software revenue will continue to be a significant portion of our revenues. Software revenue is recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period. The consulting services we provide are not considered by us to be essential to the functionality of the software. Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

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

Adjustments to Fair Value of Contingent Consideration. During the three- and six- month periods ended June 30, 2012 and 2011, we have made adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. Changes in the carrying value of contingent consideration liabilities may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Non-Routine Professional Services-Related Expenses. During fiscal 2011 and the first six months of 2012, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand. As of June 30, 2012, the adjusted accrual for pre-acquisition sales and use tax exposure is estimated at $1.5 million. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account in the amount of $4.6 million, which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2012, Compared to Results for the Three and Six Months Ended June 30, 2011,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Six Months Ended June 30, 2012, Compared to Results for the Three and Six Months Ended June 30, 2011

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Service revenue	79.4%	68.0%	82.7%	75.2%
Software revenue	13.3%	17.3%	9.5%	12.4%
Process royalties	—%	8.0%	—%	5.3%
Reimbursable expenses	7.3%	6.7%	7.8%	7.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	48.0%	43.3%	50.8%	47.1%
Software costs	9.9%	10.5%	7.0%	7.8%
Reimbursable expenses	7.3%	6.7%	7.8%	7.1%

Total cost of revenue	65.2%	60.5%	65.6%	62.0%

Gross profit	34.8%	39.5%	34.4%	38.0%

Operating expenses:
Selling, general and administrative	31.5%	34.5%	31.5%	33.3%
Depreciation and amortization	1.6%	2.6%	1.7%	2.8%

Total operating expenses	33.1%	37.1%	33.2%	36.1%

Operating income	1.7%	2.4%	1.2%	1.9%

Other expense (income), net	0.7%	(0.1)%	0.2%	(0.1)%

Income before income taxes	1.0%	2.5%	1.0%	2.0%
Income tax provision	0.5%	1.1%	0.4%	0.7%

Net income	0.5%	1.4%	0.6%	1.3%

Revenue. Total revenue decreased by $(209) thousand, or (0.8)%, to $27.2 million for the three-month period ended June 30, 2012, compared to total revenue of $27.4 million in the three-month period ended June 30, 2011. Total revenue increased by $1.5 million, or 2.9%, to $52.5 million for the six-month period ended June 30, 2012, compared to total revenue of $51.0 million in the six-month period ended June 30, 2011. With respect to the comparative changes in year-over-year total revenue, service revenue increased by $3.0 million, or 15.9%, and $5.0 million, or 13.2%, in the three- and six-month periods ended June 30, 2012, respectively. Software revenue represented a $(1.1) million and $(1.3) million decrease in the year-over-year comparison of the three- and six-month periods ended June 30, 2012, respectively.

Our year-over-year 2012 first and second quarter service revenue growth is entirely organic. Additionally, total revenue during the three- and six- month periods ended June 30, 2012 excludes service revenue and royalty revenue generated under the Fullscope process contracts, which expired in June of 2011.

The year-over-year improvement in 2012 second quarter and year-to-date service revenue is the result of continued growth within our product-based service offerings and, to a lesser extent, increases in our business advisory and support services revenue. The combination of a strong Oracle-based EPM pipeline and an increase in 2011 Microsoft Dynamics-based ERP product sales provided the catalyst for our second quarter service revenue growth on a year-over-year quarterly basis.

On a sequential quarterly basis, service revenue in the second quarter of 2012 decreased by $(209) thousand, or (1.0)%, compared to the first quarter of 2012. Delays in the signing and starting of new project engagements in each of our service offerings led to a sequential decline in billable consultant utilization during the second quarter of 2012, reducing second quarter service revenue.

We believe the delays in the signing and initiation of new projects is reflective of uncertainty in the marketplace. While some customers are pushing out start dates to the near future, we do not see a significant pullback in spending. We believe the pipeline for our service offerings remains active and we are continuing to drive current opportunities to closure.

Utilization, which is the rate at which we are able to generate revenue from our consultants, increased to 73.2% during the second quarter of 2012 compared to 72.2% during the second quarter of 2011. Our second quarter utilization decreased in comparison to our first quarter of 2012 of 75.4%. The sequential quarterly decrease in utilization was primarily the result of delays in the start of new project engagements, as described above.

Annualized service revenue per billable consultant, as adjusted for utilization, was $362 thousand and $357 thousand during the three- and six- month periods ended June 30, 2012, an increase from our annualized service revenue per billable consultant of $332 thousand and $329 thousand during the comparative 2011 periods. The increase in the annualized service revenue rate is largely attributable to a higher concentration of revenue being generated by our Oracle-based EPM service offerings.

During the three- and six- month periods ended June 30, 2012, software revenue totaled $3.6 million and $5.0 million, or 13.3% and 9.5% of total revenue, respectively, compared to software revenue of $4.7 million and $6.3 million, or 17.3% and 12.4%, in the three- and six- month periods ended June 30, 2011, respectively. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software. We believe that the comparative decrease in 2012 periodic software revenue is the result of extended sales cycles attributable to the hesitancy of customers to launch transformational projects, such as ERP replacement initiatives. We believe this to be directly related to customer concern with respect to uncertainty and instability in the marketplace. Software revenue is expected to fluctuate on a periodic basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of our quarterly and annual revenues in future periods.

Our gross margins related to software revenue have generally been much lower than those achieved on our consulting services. Our ERP-related software revenue, which represents the majority of our 2011, 2012 and anticipated future software revenue, has historically been sold at a higher margin than our Oracle EPM-related software. Because software revenue has become a more significant percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

In June 2012, Microsoft agreed to purchase Edgewater Fullscope’s Process Industries 2 (PI2) software and intellectual property for an aggregate of $3.25 million, payable in installments (the “Microsoft IP Sale”). Also, Microsoft will engage Edgewater Fullscope in additional development and training services during the integration of the software module into Microsoft’s ERP solution for enterprises, Microsoft Dynamics AX. Our future quarterly revenue will be influenced by our recognition of both proceeds related to the IP sale and service revenue generated under the development and training service agreements. We will recognize revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement.

During the three- and six-month periods ended June 30, 2011, we recognized $2.3 million and $3.2 million, respectively, in combined service and royalty revenue from Fullscope’s process contracts. As per the terms of the earnout agreement, our obligation ended on June 30, 2011 concurrent with the termination of the service and royalty revenue generated by the process contracts. No revenues have been generated under the process contracts since June 2011, and the Company does not anticipate that any future revenue will be generated under the process contracts.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased approximately $153 thousand, to $2.0 million for the three-month period ended June 30, 2012, as compared to $1.8 million in the comparative 2011 quarterly period. Similarly, reimbursed expense revenue increased approximately $476 thousand, to $4.1 million for the six-month period ended June 30, 2012, as compared to $3.6 million in the comparative 2011 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the six-month period ended June 30, 2012 totaled 326, as compared to 324 customers during the six-month period ended June 30, 2011. During the first six months of 2012, we had 54 new customer engagements, compared to 63 new customer engagements during the first six months of 2011.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.2 million, or 7.0%, to $17.7 million for the three-month period ended June 30, 2012 compared to $16.6 million in the comparative 2011 quarterly period. Similarly, cost of revenue increased by $2.9 million, or 9.1%, to $34.4 million during the year-to-date period ended June 30, 2012 compared to $31.6 million in the comparative 2011 year-to-date period.

The primary drivers of the 2012 year-over-year quarterly increase in cost of revenue, on an absolute dollar basis, were the growth in billable headcount necessary to support our service revenue growth and an increase in fringe-related expenses attributable to the growth in billable headcount. The Company maintained 299 billable consultants (excluding contractors) as of the quarter ended June 30, 2012 compared to 278 billable consultants (excluding contractors) at the end of the comparative prior-year quarter.

We have utilized contractors to support our service delivery needs as a direct result of growth within our product-based service offerings. Contractor expense totaled $975 thousand during the three-month period ended June 30, 2012 compared to $944 thousand during the three-month period ended June 30, 2011. Contractor expense totaled $2.0 million and $1.9 million during the six-month periods ended June 30, 2012 and 2011, respectively.

Project and personnel costs represented 48.0% and 50.8% of total revenue during the three- and six- month periods ended June 20, 2012, respectively, as compared to 43.3% and 47.1% of total revenue during the three- and six- month periods ended June 30, 2011, respectively. The increase in project and personnel costs, as a percentage of total revenue, was driven primarily by the compensation-related costs (salaries and fringe-related expenses) associated with the billable consultant headcount growth in the quarter.

Software costs amounted to $2.7 million and $3.7 million during the three- and six- month periods ended June 30, 2012, respectively. Software costs amounted to $2.9 million and $4.0 million during the three- and six- month periods ended June 30, 2011, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses increased to $2.0 million and $4.1 million for the three- and six- month periods ended June 30, 2012, respectively, as compared to $1.8 million and $3.6 million in the comparative quarterly periods of 2011, respectively.

Gross Profit. During the three-month period ended June 30, 2012, total gross profit of $9.5 million decreased compared with total gross profit of $10.8 million in the three-month period ended June 30, 2011. Similarly, during the six-month period ended June 30, 2012, total gross profit of $18.0 million decreased compared to total gross profit of $19.4 million in the six-month period ended June 30, 2011. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, decreased to 34.8% in the second quarter of 2012 compared to 39.5% in the comparative 2011 quarterly period. Similarly, total gross margin decreased to 34.4% in the six-month period ended June 30, 2012 compared to 38.0% in the comparative 2011 year-to-date period. The comparative year-over-year periodic decreases in total gross margin are directly related to the incremental salary and fringe-related expenses from the growth in our billable consultant headcount, the absence of $2.7 million of Fullscope’s process-related royalty revenue, and the lost gross margin contribution associated with the decrease of $1.3 million in software revenue.

During the first half of 2012, we increased billable consultant headcount by 12 consultants. The increase in billable consultants is reflective of the growth in our service revenue, as well as anticipated work to be performed under the Microsoft IP Sale. Given the time required to train and deploy newly hired consultants, we elected to hire and train consultants in our Oracle-based EPM and Microsoft Dynamics-based ERP service offerings ahead of anticipated demand.

Service revenue gross margins increased to 39.5% in the second quarter of 2012 compared to 36.3% in the comparative 2011 quarterly period. Service revenue gross margin increased to 38.4% in the six-month period ended June 30, 2012 compared to 37.4% in the comparative 2011 year-to-date period. The increase in service gross margin for the three- and six-month periods ended June 30, 2012 is primarily reflective of the periodic growth in year-over-year service revenue and, to a lesser extent, the slight increase in second quarter 2012 billable consultant utilization rates in conjunction with the overall increase in billable consultant headcount and the year-over-year improvement in our annualized revenue per billable consultant.

We anticipate that our future quarterly gross margins may be influenced by incremental gross margin contributions generated by the IP and the service revenue under the Microsoft IP Sale.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of revenue, SG&A expenses were 31.5% during the three- and six- month periods ended June 30, 2012 compared to 34.5% and 33.3% in the comparative 2011 quarterly periods. On an absolute dollar-basis, SG&A expenses decreased by $(892) thousand and $(468) thousand, or (9.4)% and (2.8)%, to $8.6 million and $16.5 million in the three- and six- month periods ended June 30, 2012, respectively, compared to SG&A expenses of $9.4 million and $17.0 million in the three- and six- month period ended June 30, 2011, respectively.

The periodic year-over-year decreases in SG&A expense in the comparative three and six month periods of 2012 are in large part driven by the current year absence of the $1.4 million contingent earnout consideration expense recorded in the second quarter of 2011 related to the Fullscope acquisition earnout. The Fullscope earnout was completed during 2011 and therefore no such expense was recorded in the current year. This decrease was partially offset by the second quarter 2012 increase to the pre-acquisition potential sales and use tax accrual of $550 thousand and increases in salary and commission-related expenses in connection with 2012 sales headcount and revenue growth.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(264) thousand, or (37.1)%, to $448 thousand in the quarter ended June 30, 2012 as compared to $712 thousand in the quarter ended June 30, 2011. Similarly, depreciation and amortization decreased $(525) thousand, or (37.1)%, to $890 thousand in the six-month period ended June 30, 2012 compared to $1.4 million in the comparative 2011 year-to-date period.

Amortization expense was $241 thousand and $482 thousand during the three- and six- month periods ended June 30, 2012, respectively, compared to amortization expense of $486 thousand and $975 thousand in the three- and six- month periods ended June 30, 2011, respectively. The decrease in amortization expense during the first half of 2012 is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Depreciation expense was $207 thousand and $408 thousand during the three- and six-month periods ended June 30, 2012, respectively, which was consistent with depreciation expense recognized during the comparative quarterly period of 2011.

Operating Income. Operating income for the second quarter of 2012 was $461 thousand, compared to operating income of $672 thousand in the comparative 2011 quarterly period. Similarly, operating income for the six-month period ended June 30, 2012 was $633 thousand compared to an operating income of $1.0 million in the comparative 2011 year-to-date period. The second quarter of 2012 fluctuation in operating results can be attributed to the year-over-year increases in service revenue, the absence of 2011 Fullscope’s process-related royalty revenue, the absence of $1.4 million in expense associated with the second quarter 2011 increase in contingent earnout consideration, the second quarter 2012 $550 thousand increase in the accrual for potential sales and use tax exposure resulting from the Fullscope embezzlement issue, and fringe-related expenses due to the growth in billable consultant headcount. Each of these items is explained in further detail above.

Other Expense (Income), Net. Other expense, net, totaled $196 thousand and $105 thousand during the three-and six- month periods ended June 30, 2012, respectively, while other (income), net, totaled $(25) thousand and $(17) thousand during the comparative 2011 periods. These amounts primarily represent the Company’s periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $131 thousand and $219 thousand during the three- and six- months ended June 30, 2012, respectively. We recorded a provision for income taxes of $302 thousand and $352 thousand during the three and six months ended June 30, 2011, respectively. Our periodic income tax provision amounts are derived based upon an effective income tax rate, inclusive of federal and state income taxes, of 41.5% and 33.3% during the six-month periods ended June 30, 2012 and 2011, respectively.

Reported income tax expense during the comparative 2012 and 2011 quarterly periods also includes expense amounts attributable to unrecognized tax benefits, foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income in the period of the adjustment.

Net Income. We reported net income of $134 thousand and $309 thousand during the three- and six- month periods ended June 30, 2012, respectively, compared to a reported net income of $395 thousand and $705 thousand during the three-and six- month periods ended June 30, 2011, respectively. The current quarterly fluctuation in net income is primarily attributable to the comparative year-over-year changes in total revenue, including the 2012 growth in service revenue, the decrease in comparative software revenue and the absence of 2011 process-related royalty revenues. Additionally, fluctuations in comparative net income are reflective of increased compensation costs related to billable consultant headcount growth, the absence of $1.4 million in expense associated with the second quarter 2011 increase in contingent earnout consideration and the second quarter 2012 $550 thousand increase in the accrual for potential sales and use tax exposure resulting from the Fullscope embezzlement issue. Each of these items is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June,
	2012	2011
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(508)	$1,680
Investing activities	(404)	(432)
Financing activities	(522)	161
Effects of exchange rates on cash	(6)	18

Net (decrease) increase in cash and cash equivalents	$(1,440)	$1,427

As of June 30, 2012, we had cash and cash equivalents of $8.9 million, a $1.4 million decrease from the December 31, 2011 balance of $10.3 million. The primary drivers of the decrease in cash during the first half of 2012 are payments related to the Company’s 2011 performance-based bonus programs, 2012 insurance policy premiums, repurchases of the Company’s common stock and to a lesser extent, purchases of property and equipment. Working capital, which is defined as current assets less current liabilities, increased to $17.5 million as of June 30, 2012, compared to $16.9 million as of December 31, 2011.

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

Net cash used in operating activities was $(508) thousand for the six-month period ended June 30, 2012, as compared to net cash provided by operating activities of $1.7 million for the six-month period ended June 30, 2011. The primary components of operating cash flows during the first half of 2012 were the non-cash charges of $1.7 million (primarily depreciation, amortization and stock-based compensation expense) and net income of $309 thousand offset by the increase in accounts receivable of $4.4 million. The primary components of cash flows from operations for first half of 2011 were related to the increase in accounts payable and accrued expenses of $2.4 million (primarily related to payments owed to software partners in connection with our end of quarter product revenue deals) and non-cash charges of $3.5 million (primarily related to contingent earnout consideration, depreciation and amortization, change in fair value of contingent earnout consideration, and stock-based compensation expense). These inflows were partially offset by an increase in accounts receivable of $2.9 million and a decrease in accrued payroll and other related liabilities of $1.4 million.

For the six-month period ended June 30, 2012, net cash used in investing activities was $(404) thousand, compared to net cash used in investing activities of $(432) thousand in the six-month period ended June 30, 2011. Cash used in investing activities in the six-month periods ended June 30, 2012 and 2011 included purchases of property and equipment and capitalized software development costs related to software to be used in the Microsoft Dynamics AX environment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(522) thousand in the six-month period ended June 30, 2012, compared to cash provided by financing activities of $161 thousand in the six-month period ended June 30, 2011. The 2012 activities were driven by the repurchase of common stock in the amount of $710 thousand, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, partially offset by $240 thousand received from our employees related to our Employee Stock Purchase Plan and stock option exercises. Financing activities in the six-month period ended June 30, 2011 consisted of proceeds received from our Employee Stock Purchase Plan.

Acquisitions, Earnout Payments and Commitments

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of June 30, 2012, the only ongoing earnout period is related to the Meridian Acquisition.

On May 17, 2010, the Company acquired substantially all of the assets of Meridian Consulting International. As provided for under the related purchase agreement, Meridian’s former stockholders are eligible to receive additional contingent consideration based upon performance-based thresholds, which will be determined, periodically, over a 36-month period from the date of acquisition. The Company increased total purchase price consideration by $1.2 million, which represented our initial fair value estimate of the contingent consideration to be paid to the former stockholders of Meridian. On a routine periodic basis, the Company reassesses the estimated fair value of contingent consideration and records any changes in fair value within selling, general and administrative expense in the period the change occurs. As of June 30, 2012, the Company maintains an accrual of $246 thousand related to the current fair value estimate of the contingent earnout consideration to be earned by the former Meridian stockholders. The maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final earnout period is capped at $917 thousand.

Off Balance Sheet Arrangements

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements were made over a period of 24 to 60 months and had interest rates that ranged between 6.0% and 17.0% per annum on the outstanding principle balances. As of June 30, 2012, the Company has no outstanding obligations under Capital Lease Arrangements. During the three- and six- month periods ended June 30, 2012, the Company made payments of principal and interest totaling $13 thousand and $52 thousand, respectively, under the Capital Lease Arrangements. During the three- and six- month periods ended June 30, 2011, the Company made payments of principal and interest totaling $37 thousand and $72 thousand, respectively, under the Capital Lease Arrangements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and six- month periods ended June 30, 2012 and 2011. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-and six- month periods ended June 30, 2012 and 2011.

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

In March 2012, the Board authorized a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the Company's existing stock repurchase authorization (the “10b5-1 Plan”).

The 10b5-1Plan became effective on March 15, 2012 and is scheduled to expire on September 21, 2012, unless terminated earlier in accordance with its terms. Purchases, if any, may not exceed the remaining shares available under the existing repurchase authorization.

The following table provides information with respect to purchases of our common stock during the quarter ended June 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2012	24,085	$4.04	24,085	$4,230,551
May 1 – 31, 2012	49,694	$3.97	49,694	$4,033,252
June 1 – 30, 2012	44,194	$3.93	44,194	$3,859,613

Total	117,973	$3.97	117,973	$3,859,613

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1†	Asset Purchase Agreement, dated as of June 29, 2012, between Microsoft Corporation and Fullscope, Inc.*

10.1	Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (the “2012 Plan”) (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012 (File No. 000-20971) (the “Form 8-K”))

10.2	Form of Non-Qualified Stock Option Agreement (Employee) under the 2012 Plan (Incorporated herein by reference to Exhibit 99.3 to the Form 8-K)

10.3	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) under the 2012 Plan (Incorporated herein by reference to Exhibit 99.4 to the Form 8-K)

10.4	Amended and Restated 2000 Stock Option Plan, as amended*

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.**

†-	Confidential treatment requested as to portions of the agreement. Confidential materials omitted and filed separately with the Securities and Exchange Commission. Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.
*-	Filed herewith.
**-	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 6, 2012	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2012	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)