Form 10-Q
period 2012-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2012-11-02
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding at November 1, 2012 was 10,928,749.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,974	$10,333
Accounts receivable, net of allowance of $300	22,652	23,307
Prepaid expenses and other current assets	1,450	763

Total current assets	37,076	34,403

Property and equipment, net	2,131	2,429
Intangible assets, net	1,467	2,079
Goodwill	12,049	12,049
Other assets	251	238

Total assets	$52,974	$51,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$432	$1,858
Accrued liabilities	15,127	13,934
Accrued contingent earnout consideration	—	126
Deferred revenue	3,879	1,569
Capital lease obligations, current	—	52

Total current liabilities	19,438	17,539
Accrued contingent earnout consideration	—	105
Other liabilities	1,430	1,841

Total liabilities	20,868	19,485

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2012 and December 31, 2011, 10,929 and 11,311 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	297	297
Paid-in capital	213,306	213,282
Treasury stock, at cost, 18,807 and 18,425 shares at September 30, 2012 and December 31, 2011, respectively	(126,102)	(125,389)
Accumulated other comprehensive loss	(119)	(99)
Retained deficit	(55,276)	(56,378)

Total stockholders’ equity	32,106	31,713

Total liabilities and stockholders’ equity	$52,974	$51,198

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Service revenue	$20,232	$20,064	$63,615	$58,398
Software revenue	2,032	2,973	7,038	9,292
Process royalties	—	—	—	2,734
Reimbursable expenses	1,901	2,011	5,980	5,614

Total revenue	24,165	25,048	76,633	76,038

Cost of revenue:
Project and personnel costs	12,401	11,919	39,107	35,916
Software costs	1,051	1,752	4,709	5,717
Reimbursable expenses	1,901	2,011	5,980	5,614

Total cost of revenue	15,353	15,682	49,796	47,247

Gross profit	8,812	9,366	26,837	28,791

Operating expenses:
Selling, general and administrative	7,499	6,647	24,001	23,617
Depreciation and amortization	452	708	1,342	2,123

Total operating expenses	7,951	7,355	25,343	25,740

Operating income	861	2,011	1,494	3,051

Other (income) expense, net	(95)	167	10	150

Income before income taxes	956	1,844	1,484	2,901
Tax provision	163	299	382	651

Net income	$793	$1,545	$1,102	$2,250

Income per share:
Basic net income per share of common stock	$0.07	$0.13	$0.10	$0.18

Diluted net income per share of common Stock	$0.07	$0.13	$0.10	$0.18

Shares used in computing basic net income per share of common stock	11,137	11,978	11,258	12,252

Shares used in computing diluted net income per share of common stock	11,677	11,982	11,680	12,260

Comprehensive income:
Net income	$793	$1,545	$1,102	$2,250
Currency translation adjustments	(8)	(29)	(20)	(48)

Total comprehensive income	$785	$1,516	$1,082	$2,202

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,102	$2,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,437	2,144
Provision for doubtful accounts	—	(295)
Stock-based compensation expense	1,005	874
Fair value adjustment of contingent earnout consideration	(231)	93
Changes in operating accounts:
Accounts receivable	636	(408)
Prepaid expenses and other current assets	(699)	(193)
Accounts payable and accrued liabilities	(2,458)	1,002
Accrued payroll and related liabilities	1,812	702
Deferred revenue and other liabilities	2,310	(303)

Net cash provided by operating activities	4,914	5,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of product development costs	(206)	(154)
Purchases of property and equipment	(322)	(432)

Net cash used in investing activities	(528)	(586)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	(52)	(110)
Purchases of treasury stock	(2,164)	(3,089)
Proceeds from employee stock plans and stock option exercises	470	345

Net cash used in financing activities	(1,746)	(2,854)

Effects of exchange rates on cash	1	(8)

Net increase in cash and cash equivalents	2,641	2,418
CASH AND CASH EQUIVALENTS, beginning of period	10,333	10,903

CASH AND CASH EQUIVALENTS, end of period	$12,974	$13,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$534	$328

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net issuances and forfeitures of restricted stock awards	$—	$(120)

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater” or the “Company”) is a strategic consulting firm that brings a synergistic blend of advisory and product-based consulting services to its client base. Headquartered in Wakefield, Massachusetts, we work with clients to reduce costs, improve process and increase revenue through the judicious use of technology.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

Comprehensive income consists of periodic currency translation adjustments.

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

When a customer enters into a time and materials, fixed-price or a periodic retainer-based contract, the Company recognizes revenue in accordance with its evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, the Company then measures and allocates the consideration from the arrangement to the separate units, based on vendor specific objective evidence (“VSOE”) of the value for each deliverable.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on contracts during the three- or nine-month periods ended September 30, 2012 or 2011.

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

The Company enters into multiple element arrangements which typically include software, post-contract support (or maintenance), and consulting services. Consistent with the software described above, maintenance that is in the form of a pass through transaction is recognized upon delivery of the software, as all related warranty and maintenance is performed by the primary software vendor and not the Company. Maintenance fee revenue for the Company’s software products, which is inconsequential in all years presented, is recognized ratably over the term of the arrangements, which are generally for a one-year period. The Company has established VSOE with respect to the services provided based on the price charged when the services are sold separately. The Company has established VSOE for maintenance based upon the stated renewal rate.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	REVENUE RECOGNITION: (Continued)

In June 2012, Microsoft Corporation agreed to purchase Edgewater Fullscope’s Process Industries 2 (PI2) software and intellectual property for an aggregate of $3.25 million. The sale of PI2 is a significant multiple element contract which the Company entered into during the second quarter of 2012. This contract includes $3.25 million of license consideration and subsequent development and training services. We have determined that the license does not have stand-alone value without the services, and thus the license and services are being accounted for as one unit. The license revenue is being recognized as revenue over the period the services are being performed. We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. We recognized $354 thousand of revenue, reported as Software revenue in our Consolidated Statement of Operations and Comprehensive Income, during the three and nine-month periods ended September 30, 2012.

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

Stock-based compensation expense under all of the Company’s share-based plans was $298 thousand and $1.0 million for the three- and nine-month periods ended September 30, 2012, respectively. Stock-based compensation expense under all of the Company’s share-based plans was $265 thousand and $874 thousand for the three- and nine-month periods ended September 30, 2011, respectively.

Cash received from employee stock purchase plan (“ESPP”) and stock option exercises was $230 thousand and $470 thousand during the three- and nine-month periods ended September 30, 2012, respectively. Cash received from ESPP exercises under all share-based payment arrangements was $111 thousand and $345 thousand during the three- and nine-month periods ended September 30, 2011, respectively. There were no stock option exercises during the three- and nine-month periods ended September 30, 2011.

As of September 30, 2012, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.3 million and is expected to be recognized over a weighted-average period of 1.3 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

5.	INCOME TAXES:

The Company recorded a tax expense of $163 thousand and $382 thousand for the three- and nine-month periods ended September 30, 2012, respectively. The Company recorded a tax provision of $299 thousand and $651 thousand during the three- and nine-month periods ended September 30, 2011, respectively. The reported tax expense for the three- and nine-month periods ended September 30, 2012 is based upon an effective tax rate of 17.0% and 25.7%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill. The reported tax expense for the three- and nine-month periods ended September 30, 2011 is based upon an effective tax rate of 16.2% and 22.4%, respectively.

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

We have a full valuation allowance against our deferred tax assets at September 30, 2012. The establishment of a full valuation allowance against the gross carrying value of our deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available, subject to possible statutory limitations, to reduce certain future federal and state income tax obligations.

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

As of September 30, 2012 and December 31, 2011, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments and the accrued contingent earnout consideration payable in connection with Company’s acquisition Meridian Consulting International (“Meridian”), which is more fully described in Note 8.

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
Balance at September 30, 2012:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Balance at December 31, 2011:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$231	$—	$—	$231

Total financial liabilities	$231	$—	$—	$231

The Company has classified its liabilities for contingent earnout consideration relating to its acquisition of Meridian Consulting International within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which includes probability weighted cash flows. A description of this acquisition is included within Note 8.

A reconciliation of the beginning and ending Level 3 net liabilities for the nine-month period ended September 30, 2012 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2011	$231
Change in fair value related to Meridian contingent earnout consideration	(231)

Ending balance at September 30, 2012	$—

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE MEASUREMENT: (Continued)

The Company routinely evaluates the estimated fair value of potential contingent consideration associated with earnout arrangements. Our evaluations during the third quarters of 2012 and 2011, identified that Meridian’s projected financial operating performance was trending below the required minimum financial performance measures necessary for the former Meridian stockholders to achieve additional contingent consideration payments. Accordingly, we reduced the accrual associated with our estimate of the fair value of contingent earnout consideration to be earned by the former Meridian stockholders by $246 thousand and $231 thousand during the three- and nine-month periods ended September 30, 2012, respectively. Similarly, we reduced the accrual associated with our estimate of the fair value of contingent earnout consideration to be earned by the former Meridian stockholders by $1.2 million and $1.1 million during the three- and nine-month periods ended September 30, 2011, respectively. Each of the adjustments, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” was reported as part of our selling, general and administrative expenses.

No financial instruments were transferred into or out of Level 3 classification during the three- or nine-month periods ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

7.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three- or nine-month periods ended September 30, 2012. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $241 thousand and $723 thousand during the three- and nine-month periods ended September 30, 2012, respectively. Amortization expense was $489 thousand and $1.5 million during the three- and nine-month periods ended September 30, 2011, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2012 and 2016.

The Company recorded amortization from capitalized internally developed software (reported as part of our software expense) of $53 thousand and $95 thousand during the three- and nine-month periods ended September 30, 2012, respectively. The Company recorded amortization from capitalized internally developed software of $8 thousand and $21 thousand during the three- and nine-month periods ended September 30, 2011, respectively.

Estimated annual amortization expense for the current year and the following four years ending December 31, is as follows:

Amortization
Expense
(In Thousands)
2012	$1,055
2013	$531
2014	$378
2015	$115
2016	$—

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2011 and May 2012, Meridian completed its first and second twelve-month earnout periods, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration related to the first or second earnout periods. The Company, during the three months ended September 30, 2012, reversed $246 thousand of accrued contingent earnout consideration related to Meridian’s third and final earnout period. Current projections indicate that the required performance measurements would not be achieved. As of September 30, 2012, there is no accrual related to the Meridian earnout. As of September 30, 2012, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final earnout period is capped at $917 thousand.

9.	ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES:

Components of accrued liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(In Thousands)
Accrued commissions	$1,933	$2,598
Accrued bonuses	2,094	2,562
Accrued vacation	2,190	1,741
Accrued payroll related liabilities	1,978	1,222
Accrued pre-acquisition sales tax liability	1,501	950
Accrued software expense	1,001	399
Accrued reimbursable expense	867	550
Other accrued expenses	3,563	3,912

Total	$15,127	$13,934

Components of other long-term liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(In Thousands)
Long-term portion of lease abandonment accrual	$1,332	$1,787
Long-term portion of deferred tax liability	98	54

Total	$1,430	$1,841

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	NET INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$793	$1,545	$1,102	$2,250

Weighted average common shares outstanding	11,137	11,978	11,258	12,252

Basic net income per share of common stock	$0.07	$0.13	$0.10	$0.18

Diluted net income per share:
Net income applicable to common shares	$793	$1,545	$1,102	$2,250

Weighted average common shares outstanding	11,137	11,978	11,258	12,252
Dilutive effects of stock options	540	4	422	8

Weighted average common shares, assuming dilutive effect of stock options	11,677	11,982	11,680	12,260

Diluted net income per share of common stock	$0.07	$0.13	$0.10	$0.18

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1.2 million and 1.3 million in the three- and nine-month periods ended September 30, 2012, respectively. The diluted computation would have increased by approximately 3.6 million and 3.3 million in the three- and nine-month periods ended September 30, 2011. As of September 30, 2012 and 2011, there were approximately 4.2 million and 3.8 million share-based awards outstanding under the Company’s equity plans, respectively.

11.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $13.5 million (the “Purchase Authorization”) and was scheduled to expire on September 21, 2012 (the “Repurchase Period”). In September 2012, the Board approved both a $2.6 million increase to the Purchase Authorization, to $16.1 million, and an extension of the Repurchase Period to September 20, 2013. As of September 30, 2012, there was $5.0 million of remaining Purchase Authorization under the Stock Repurchase Program.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

In March 2012, the Board authorized a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the Company’s existing stock repurchase authorization (the “10b5-1 Plan”). The 10b5-1Plan became effective on March 15, 2012 and was terminated on September 4, 2012.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK REPURCHASE PROGRAM: (Continued)

The Company repurchased a total of 380 thousand and 568 thousand shares of common stock during the three and nine- month periods ended September 30, 2012, respectively, at an aggregate purchase price of $1.5 million and $2.2 million, respectively. The Company repurchased a total of 1.2 million shares of common stock during the three- and nine- month periods ended September 30, 2011, at an aggregate purchase price of $3.1 million.

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

The Company incurred approximately $575 thousand and $126 thousand in non-routine operating expenses associated with the Fullscope Embezzlement Issue during the nine-month periods ended September 30, 2012 and 2011, respectively. The impact on the three-month periods ended September 30, 2012 and 2011, respectively, was insignificant.

During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand. As of September 30, 2012, the accrual for pre-acquisition sales and use tax exposure was $1.5 million. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	SALE OF INTELLECTUAL PROPERTY:

In June 2012, Microsoft Corporation agreed to purchase Edgewater Fullscope’s Process Industries 2 (PI2) software and intellectual property (the “Assets”) for an aggregate of $3.25 million. Also, Microsoft has engaged Edgewater Fullscope in additional development and training services during the integration of the software module into Microsoft’s ERP solution for enterprises, Microsoft Dynamics AX (these services will be recognized as revenue on a time and materials basis concurrent with performance). We recognize revenue associated with the Microsoft PI2 Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement. The agreement contains representations, warranties, covenants and indemnities, including an agreement by Edgewater Fullscope not to develop, promote, market or sell any software or technology that has the same or substantially similar, in any material respect, features or functions as the Assets or could replace, be used in lieu of or otherwise compete with such Assets.

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

The following are Edgewater’s service categories with sample services:

•	Business advisory services

•	Monetization of knowledge, new revenue streams from corporate data

•	Customer transformation, moving from business-to-business to business-to-customer or the reverse for new revenue opportunities

•	Cloud Architecture and On-Ramping strategic services

•	Business process rejuvenation with industry best practice and cross pollination

•	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Product-based consulting services

•	Effect business transformation through the use of packaged software solutions

•	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance

•	Enterprise resource planning with Microsoft Dynamics AX, discrete manufacturing and a specialty of process-based manufacturing

•	Customer relationship management with Microsoft CRM

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and custom

•	Technology consulting services

•	Technical architecture and roadmaps

•	Technical evaluations and design

•	Custom component design and implementation

•	Web-centric solutions: internal, external and/or collaborative

•	Cloud integration and phasing solutions

•	On-going support services

•	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

In addition to the above services, the Company also provides services in the area of data management and analytics. Examples of such services include the following:

•	Enterprise information management services

•	Provide for data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design

•	Provide practical data architectures and roadmaps to support transactional systems, enterprise performance management, through advanced analytics

•	Provide forms of data manipulation, transformation and quality services

•	Analytics services

•	Lead derivation of key financial and operational performance indicators and correlation of their measurement, visualization and action for a given organization

•	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting

•	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations

•	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations

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

    Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 93.2% and 94.8% of service revenue for the three- and nine-month periods ended September 30, 2012, respectively. Time and materials-based contracts represented 95.7% and 95.0% of service revenue for the three- and nine-month periods ended September 30, 2011, respectively. Revenue under time and materials-based contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 4.3% and 2.6% of service revenue for the three- and nine-month periods ended September 30, 2012, respectively. Fixed-price contracts represented 2.4% and 2.9% of service revenue for the three- and nine-month periods ended September 30, 2011, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 2.5% and 2.6% of service revenue during the three-and nine- month periods ended September 30, 2012, respectively. Retainer-based contracts represented 1.9% and 2.1% of service revenue during the three- and nine- month periods ended September 30, 2011, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contracts.

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed our original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill its responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

Currently, in connection with our addition of product-based consulting offerings, software revenue represents a material portion of our revenues. Software revenue is recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period. The consulting services we provide are not considered by us to be essential to the functionality of the software. Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

Operating Expenses. The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes stock-based compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and service revenue to be an important measure of our operating performance. The relationship between project personnel expenses and service revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expense is composed of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Adjustments to Fair Value of Contingent Consideration. During the three- and nine- month periods ended September 30, 2012 and 2011, we have made adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. Changes in the carrying value of contingent consideration liabilities may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving individual performance measures and the period in which we estimate these performance measures will (or will not) be achieved.

Non-Routine Professional Services-Related Expenses. During fiscal 2011 and the first nine months of 2012, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand. As of September 30, 2012, the adjusted accrual for pre-acquisition sales and use tax exposure was $1.5 million. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account in the amount of $4.6 million, which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2012, Compared to Results for the Three and Nine Months Ended September 30, 2011,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Nine Months Ended September 30, 2012, Compared to Results for the Three and Nine Months Ended September 30, 2011

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Service revenue	83.7%	80.1%	83.0%	76.8%
Software revenue	8.4%	11.9%	9.2%	12.2%
Process royalties	—%	—%	—%	3.6%
Reimbursable expenses	7.9%	8.0%	7.8%	7.4%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	51.3%	47.6%	51.0%	47.2%
Software costs	4.3%	7.0%	6.1%	7.5%
Reimbursable expenses	7.9%	8.0%	7.8%	7.4%

Total cost of revenue	63.5%	62.6%	64.9%	62.1%

Gross profit	36.5%	37.4%	35.1%	37.9%

Operating expenses:
Selling, general and administrative	31.0%	26.5%	31.3%	31.1%
Depreciation and amortization	1.9%	2.8%	1.8%	2.8%

Total operating expenses	32.9%	29.3%	33.1%	33.9%

Operating income	3.6%	8.1%	2.0%	4.0%

Other (income) expense, net	(0.4)%	0.7%	—%	0.2%

Income before income taxes	4.0%	7.4%	2.0%	3.8%
Income tax provision	0.7%	1.2%	0.5%	0.9%

Net income	3.3%	6.2%	1.5%	2.9%

Revenue. Total revenue decreased by $(883) thousand, or (3.5)%, to $24.2 million for the three-month period ended September 30, 2012, compared to total revenue of $25.0 million in the three-month period ended September 30, 2011. Total revenue increased by $595 thousand, or 0.8%, to $76.6 million for the nine-month period ended September 30, 2012, compared to total revenue of $76.0 million in the nine-month period ended September 30, 2011. With respect to the comparative changes in year-over-year total revenue, service revenue increased by $168 thousand, or 0.8%, and $5.2 million, or 8.9%, in the three- and nine-month periods ended September 30, 2012, respectively. Conversely, software revenue decreased by $(941) thousand and $(2.3) million, in the three- and nine-month periods ended September 30, 2012, respectively.

Our year-over-year 2012 service revenue growth, both quarterly and year-to-date, is entirely organic. Additionally, total revenue during the nine-month period ended September 30, 2012 excludes service revenue and royalty revenue generated under the Fullscope process contracts, which expired in June of 2011.

The year-over-year improvement in 2012 year-to-date service revenue is the result of continued growth within our product-based service offerings and, to a lesser extent, increases in our business advisory and support services revenue. A strong Oracle-based EPM sales pipeline has provided the catalyst for and been the primary driver of our service revenue growth on a year-over-year basis.

On a sequential quarterly basis, service revenue in the third quarter of 2012 decreased by $(1.4) million, or (6.3)%, compared to the second quarter of 2012. During the third quarter, we continued to experience delays in the signing and starting of new project engagements (or subsequent project phases of on-going projects) across each of our service offerings. These delays contributed to a sequential decline in billable consultant utilization during the third quarter of 2012, reducing third quarter service revenue.

We believe the delays in the signing and initiation of new projects continues to be reflective of uncertainty in the marketplace. While some customers are pushing out start dates to the near future, we do not see a significant pullback in spending. We believe the pipeline for our service offerings remains active, and we are continuing to drive current opportunities to closure. We did notice an uptick in our ability to bring several sales pipeline opportunities to closure during the latter part of the third quarter and into the early stages of the fourth quarter.

Utilization, which is the rate at which we are able to generate revenue from our consultants, decreased to 69.5% during the third quarter of 2012 compared to 75.5% during the third quarter of 2011. Third quarter of 2012 utilization decreased in comparison to second quarter of 2012 utilization of 73.2%. The sequential quarterly decline in utilization was primarily the result of volatility in our ability to consistently utilize our billable consultants for extended periods of time as a result of the project delays in both new and existing projects, as described above.

Annualized service revenue per billable consultant, as adjusted for utilization, was $359 thousand during the three- and nine- month periods ended September 30, 2012, an increase from annualized service revenue per billable consultant of $341 thousand and $333 thousand during the comparative 2011 periods. The improvement in the annualized service revenue rate is largely attributable to a higher concentration of revenue being generated by our Oracle-based EPM service offerings.

During the three- and nine- month periods ended September 30, 2012, software revenue totaled $2.0 million and $7.0 million, or 8.4% and 9.2% of total revenue, respectively, compared to software revenue of $3.0 million and $9.3 million, or 11.9% and 12.2%, in the three- and nine- month periods ended September 30, 2011, respectively. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software. We believe that the comparative decrease in 2012 periodic software revenue is the result of extended sales cycles attributable to the hesitancy of customers to launch transformational projects, such as ERP replacement initiatives. We believe this to be directly related to customer concern with respect to uncertainty and instability in the marketplace. Software revenue is expected to fluctuate on a periodic basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that revenue generated from software resales will continue to have an influence on our quarterly and annual revenues in future periods.

During the three- and nine-month periods ended September 30, 2012, software revenue included revenue recognized from the sale of our Microsoft Dynamics AX-based Process Industries 2 software and intellectual property (the “PI2 Solution”) to Microsoft (the “Microsoft IP Sale”). The sale of the PI2 Solution was completed in June of 2012, along with the execution of underlying agreements calling for the provision of additional development and training services (which will be recognized as service revenue concurrent with the performance of services). We will continue to recognize revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement.

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

During the nine-month periods ended September 30, 2011, we recognized $3.2 million in combined service and royalty revenue from Fullscope’s process contracts. As per the terms of the earnout agreement, our obligation ended on September 30, 2011 concurrent with the termination of the service and royalty revenue generated by the process contracts. No revenues have been generated under the process contracts since September 2011, and the Company does not anticipate that any future revenue will be generated under the process contracts.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue decreased approximately $(110) thousand, to $1.9 million for the three-month period ended September 30, 2012, as compared to $2.0 million in the comparative 2011 quarterly period. Reimbursed expense revenue increased approximately $366 thousand, to $6.0 million for the nine-month period ended September 30, 2012, as compared to $5.6 million in the comparative 2011 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the nine-month period ended September 30, 2012 totaled 375, as compared to 377 customers during the nine-month period ended September 30, 2011. During the first nine months of 2012, we had 87 new customer engagements, compared to 101 new customer engagements during the first nine months of 2011.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(329) thousand, or (2.1)%, to $15.4 million for the three-month period ended September 30, 2012 compared to $15.7 million in the comparative 2011 quarterly period. Cost of revenue increased by $2.5 million, or 5.4%, to $49.8 million during the year-to-date period ended September 30, 2012 compared to $47.2 million in the comparative 2011 year-to-date period.

The primary driver of the 2012 year-over-year quarterly decrease in cost of revenue, on an absolute dollar basis, was the decrease in software-related sales. The increase in cost of revenue on a comparative year-to-date basis was primarily due to the growth in billable headcount necessary to support our projected service revenue growth and an increase in fringe-related expenses attributable to the growth in billable headcount. The Company maintained 308 billable consultants (excluding contractors) as of the quarter ended September 30, 2012 compared to 292 billable consultants (excluding contractors) at the end of the comparative prior-year quarter.

We continue to monitor and look to reduce our reliance on external contractors; however, such services remain necessary and appropriately complement our full-time consultant base. We have utilized contractors to support our service delivery needs as a direct result of growth within our product-based service offerings. Contractor expense totaled $679 thousand during the three-month period ended September 30, 2012 compared to $976 thousand during the three-month period ended September 30, 2011. Contractor expense totaled $2.7 million and $2.9 million during the nine-month periods ended September 30, 2012 and 2011, respectively.

Project and personnel costs represented 51.3% and 51.0% of total revenue during the three- and nine- month periods ended September 30, 2012, respectively, as compared to 47.6% and 47.2% of total revenue during the three- and nine- month periods ended September 30, 2011, respectively. The increase in project and personnel costs, as a percentage of total revenue, was driven primarily by the decrease in billable consultant utilization (resulting in decreased service revenue), decreased software revenue and the compensation-related costs (salaries and fringe-related expenses) associated with the billable consultant headcount growth in the nine-month period ended September 30, 2012.

Software costs amounted to $1.1 million and $4.7 million during the three- and nine-month periods ended September 30, 2012, respectively. Software costs amounted to $1.8 million and $5.7 million during the three- and nine-month periods ended September 30, 2011, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses amounted to $1.9 million and $6.0 million for the three- and nine- month periods ended September 30, 2012, respectively, as compared to $2.0 million and $5.6 million in the comparative periods of 2011, respectively.

Gross Profit. During the three-month period ended September 30, 2012, total gross profit of $8.8 million decreased compared with total gross profit of $9.4 million in the three-month period ended September 30, 2011. Similarly, during the nine-month period ended September 30, 2012, total gross profit of $26.8 million decreased compared to total gross profit of $28.8 million in the nine-month period ended September 30, 2011. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin decreased to 36.5% in the second quarter of 2012 compared to 37.4% in the comparative 2011 quarterly period. Similarly, total gross margin decreased to 35.1% in the nine-month period ended September 30, 2012 compared to 37.9% in the comparative 2011 year-to-date period. The comparative year-over-year periodic decreases in total gross margin are directly related to the incremental salary and fringe-related expenses from the growth in our billable consultant headcount, the decrease in billable consultant utilization, the absence of $3.2 million of Fullscope’s process-related royalty revenue, and the lost gross margin contribution associated with the decrease of $2.3 million in software revenue. The decrease in gross margin was lessened by the favorable impact of the software revenue recognized in connection with the Microsoft IP Sale during the three- and nine-month periods ended September 30, 2012.

During the first nine months of 2012, we increased billable consultant headcount by 21 consultants. The increase in billable consultants is reflective of forecasted growth in our service revenue combined with anticipated work to be performed under the Microsoft IP Sale. Given the time required to train and deploy newly hired consultants, we elected to hire and train consultants in our Oracle-based EPM and Microsoft Dynamics-based ERP service offerings ahead of anticipated demand.

We anticipate that our future quarterly gross margins may continue to be influenced by incremental gross margin contributions generated from software and service revenue under the Microsoft IP Sale.

Service revenue gross margins decreased to 38.7% in the third quarter of 2012 compared to 40.6% in the comparative 2011 quarterly period. Service revenue gross margin remained flat at 38.5% in the nine-month periods ended September 30, 2012 and 2011. The decrease in service gross margin for the three-month period ended September 30, 2012 is primarily reflective of the decreased billable consultant utilization rates, partially offset by the increase in our average daily billing rates.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of revenue, SG&A expenses were 31.0% and 31.3% during the three- and nine- month periods ended September 30, 2012, respectively, compared to 26.5% and 31.1% in the comparative 2011 periods. On an absolute dollar-basis, SG&A expenses increased by $852 thousand, or 12.8%, to $7.5 million in the three-month period ended September 30, 2012 compared to SG&A expenses of $6.6 million in the three-month period ended September 30, 2011. SG&A expenses increased by $384 thousand, or 1.6%, to $24.0 million in the nine-month period ended September 30, 2012, compared to SG&A expenses of $23.6 million in the nine-month period ended September 30, 2011.

The year-over-year third quarter of 2012 increases in SG&A expense is in large part driven by a third quarter of 2011 reversal of $1.4 million in the estimated fair value of accrued contingent earnout consideration, as compared to a similar reversal in the third quarter of 2012 of $246 thousand. The year-over-year impact of the varying reversal amounts was offset by comparative decreases in third quarter of 2012 SG&A expenses associated with occupancy, travel, professional services and recruiting. On a year-to-date basis, the 2012 increase in SG&A expense is attributable to increases in sales-related salaries and wages (inclusive of commissions), a $550 thousand increase in the sales and use tax accrual associated with the Fullscope Embezzlement Issue, recruiting expenses, and stock-based compensation expense, These comparative increases in SG&A expense were partially offset by decreases in management-related salaries and wages, professional services, occupancy costs (the result of the partial lease abandonment recorded in the fourth quarter of 2011), and travel expenses (a function of the timing and location of our actively pursued pipeline targets).

The Company routinely evaluates the estimated fair value of potential contingent consideration associated with earnout arrangements. Our evaluations during the third quarters of 2012 and 2011, identified that Meridian’s projected financial operating performance was trending below the required minimum financial performance measures necessary for the former Meridian stockholders to achieve additional contingent consideration payments. Accordingly, we reduced the accrual associated with our estimate of the fair value of contingent earnout consideration by $246 thousand and $1.4 million during the third quarter of 2012 and 2011, respectively. Each of the adjustments, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” was reported as part of our selling, general and administrative expenses.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(256) thousand, or (36.2)%, to $452 thousand in the quarter ended September 30, 2012 compared to $708 thousand in the quarter ended September 30, 2011. Similarly, depreciation and amortization expense decreased $(781) thousand, or (36.8)%, to $1.3 million in the nine-month period ended September 30, 2012 compared to $2.1 million in the comparative 2011 year-to-date period.

Amortization expense was $241 thousand and $723 thousand during the three- and nine- month periods ended September 30, 2012, respectively, compared to amortization expense of $489 thousand and $1.5 million in the three- and nine- month periods ended September 30, 2011, respectively. The 2012 quarterly and year-to-date decreases in amortization expense is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Depreciation expense was $211 thousand and $619 thousand during the three- and nine-month periods ended September 30, 2012, respectively, which was consistent with depreciation expense recognized during the comparative quarterly and year-to-date periods of 2011.

Operating Income. Operating income for the third quarter of 2012 was $861 thousand, compared to operating income of $2.0 million in the comparative 2011 quarterly period. Similarly, operating income for the nine-month period ended September 30, 2012 was $1.5 million compared to an operating income of $3.1 million in the comparative 2011 year-to-date period. The third quarter of 2012 reduction in operating income is primarily attributable to the year-over-year decrease in software revenue, the change in the estimated fair value of contingent earnout consideration and the increase in salary and fringe-related expenses due to the growth in billable consultant headcount. The decrease in operating income for the nine-month period ended September 30, 2012 compared to September 30, 2011 is primarily the result of decreased software revenue, increased salary and fringe-related expense (due to both the growth in billable consultant headcount and the increase in bonus- and commission-related expense in conjunction with increased service revenue), the $550 thousand increase in the sales and use tax accrual associated with the Fullscope Embezzlement Issue, and recruiting costs (the result of the increase headcount). Each of these items is explained in further detail above.

Other (Income) Expense, Net. Other (income) expense, net, totaled $(95) thousand and $10 thousand during the three-and nine- month periods ended September 30, 2012, respectively, while other expense, net, totaled $167 thousand and $150 thousand during the comparative 2011 periods. These amounts primarily represent the Company’s periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $163 thousand and $382 thousand during the three- and nine- month periods ended September 30, 2012, respectively. We recorded a provision for income taxes of $299 thousand and $651 thousand during the three- and nine-month periods ended September 30, 2011, respectively. Our periodic income tax provision amounts were derived based upon an effective income tax rate, inclusive of federal and state income taxes, of 17.0% and 25.7% during the three- and nine-month periods ended September 30, 2012, respectively. Similarly, periodic income tax provision amounts were derived based upon an effective income tax rate of 16.2% and 22.4% during the three- and nine-month periods ended September 30, 2011, respectively

Reported income tax expense during the comparative 2012 and 2011 quarterly and year-to-date periods also includes expense amounts attributable to unrecognized tax benefits, foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

Net Income. We reported net income of $793 thousand and $1.1 million during the three- and nine- month periods ended September 30, 2012, respectively, compared to a reported net income of $1.5 million and $2.3 million during the three-and nine- month periods ended September 30, 2011, respectively. The fluctuation in net income is primarily attributable to the comparative year-over-year changes in total revenue, including the decrease in comparative software revenue and the absence of 2011 process-related royalty revenues. Additionally, fluctuations in comparative net income are reflective of the increased compensation costs related to billable consultant headcount growth and the other changes in SG&A expense, as explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$4,914	$5,866
Investing activities	(528)	(586)
Financing activities	(1,746)	(2,854)
Effects of exchange rates on cash	1	(8)

Net increase in cash and cash equivalents	$2,641	$2,418

As of September 30, 2012, we had cash and cash equivalents of $13.0 million, a $2.6 million increase from the December 31, 2011 balance of $10.3 million. The primary drivers of the increase in cash during the nine-month period ended September 30, 2012 are collections of accounts receivable balances. These sources of cash were offset by payments related to the Company’s 2011 performance-based bonus programs, 2012 insurance policy premiums, repurchases of the Company’s common stock and to a lesser extent, purchases of property and equipment. Working capital, which is defined as current assets less current liabilities, increased to $17.6 million as of September 30, 2012, compared to $16.9 million as of December 31, 2011.

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

Net cash provided by operating activities was $4.9 million for the nine-month period ended September 30, 2012, as compared to net cash provided by operating activities of $5.9 million for the nine-month period ended September 30, 2011. The primary components of operating cash flows during the nine-month period ended September 30, 2012 were the collection of accounts receivable, net income from operations of $1.1 million, an increase in accrued payroll and related liabilities of $1.8 million, deferred revenue of $2.3 million, and non-cash charges of $2.2 million (primarily depreciation, amortization and stock-based compensation expense). The primary components of cash flows from operations for the nine-month period ended September 30, 2011 were largely attributable to net income of $2.3 million, the increases of $1.0 million in accounts payable and accrued liabilities, and $702 thousand of accrued payroll and related liabilities. Additionally, the Company reported non-cash charges of $2.8 million (primarily depreciation, amortization, and stock-based compensation).

For the nine-month period ended September 30, 2012, net cash used in investing activities was $(528) thousand, compared to net cash used in investing activities of $(586) thousand in the nine-month period ended September 30, 2011. Cash used in investing activities in the nine-month periods ended September 30, 2012 and 2011 included purchases of property and equipment and capitalized software development costs related to the Company’s development of Microsoft Dynamics AX-related intellectual property.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(1.7) million in the nine-month period ended September 30, 2012, compared to cash used in financing activities of $(2.9) million in the nine-month period ended September 30, 2011. The 2012 activities were driven by the repurchase of common stock in the amount of $2.2 million, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, partially offset by $470 thousand received from our employees related to our Employee Stock Purchase Plan and stock option exercises. Financing activities in the nine-month period ended September 30, 2011 consisted of the repurchase of common stock, partially offset by proceeds received from our Employee Stock Purchase Plan.

Acquisitions, Earnout Payments and Commitments

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of September 30, 2012, the only ongoing earnout period is related to the Meridian Acquisition.

On May 17, 2010, the Company acquired substantially all of the assets of Meridian Consulting International. As provided for under the related purchase agreement, Meridian’s former stockholders are eligible to receive additional contingent consideration based upon performance-based thresholds, which will be determined, periodically, over a 36-month period from the date of acquisition. The Company increased total purchase price consideration by $1.2 million, which represented our initial fair value estimate of the contingent consideration to be paid to the former stockholders of Meridian. On a routine periodic basis, the Company reassesses the estimated fair value of contingent consideration and records any changes in fair value within selling, general and administrative expense in the period the change occurs. As of September 30, 2012, the Company has determined that no accrual for contingent earnout consideration is required. The maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final earnout period is capped at $917 thousand.

Off Balance Sheet Arrangements

The Company entered into lease financing arrangements (the “Capital Lease Arrangements”) related to certain property and equipment. Payments under the Capital Lease Arrangements were made over a period of 24 to 60 months and had interest rates that ranged between 6.0% and 17.0% per annum on the outstanding principal balances. During the nine- month period ended September 30, 2012, the Company made payments of principal and interest totaling $52 thousand under the Capital Lease Arrangements. During the three- and nine-month periods ended September 30, 2011, the Company made payments of principal and interest totaling $37 thousand and $109 thousand, respectively, under the Capital Lease Arrangements. As of September 30, 2012, the Company has no outstanding obligations under Capital Lease Arrangements.

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

ASU 2011-04, “Fair Value Measurements and Disclosures” requires expanded disclosure of certain fair value measurements categorized in Level 3 of the fair value hierarchy. The ASU is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- and nine-month periods ended September 30, 2012 and 2011. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and nine-month periods ended September 30, 2012 and 2011.

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

We are sometimes a party to litigation incidental to our business. We are not involved in any pending legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts, with coverages and deductibles, which we believe are reasonable.

ITEM 1A.	RISK FACTORS

This Form 10-Q contains forward-looking statements. As discussed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and herein under “Special Note Regarding Forward Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic or current reports filed with the Securities and Exchange Commission, in our Annual Report to Shareholders, in our Proxy Statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $13.5 million (the “Purchase Authorization”) and expired on September 21, 2012 (the “Repurchase Period”). In September 2012, the Board approved both a $2.6 million increase to the Purchase Authorization, to $16.1 million, and an extension of the Repurchase Period to September 20, 2013.

In March 2012, the Board authorized a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the Company’s existing stock repurchase authorization (the “10b5-1 Plan”). The 10b5-1Plan became effective on March 15, 2012 and was terminated on September 4, 2012.

The following table provides information with respect to purchases of our common stock during the quarter ended September 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	44,885	$3.92	44,885	$3,683,721
August 1 – 31, 2012	53,143	$3.90	53,143	$3,476,253
September 1 – 30, 2012	282,357	$3.79	282,357	$5,006,120

Total	380,385	$3.82	380,385	$5,006,120

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement (Executive) under the 2012 Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012 (File No. 000-20971))

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months ended September 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.**

* -	Filed herewith.
** -	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: November 2, 2012	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2012	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)