Form 10-K
period 2012-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2013-03-08
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE	ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES	EXCHANGE ACT OF 1934

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Harvard Mill Square, Suite 210
Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Large accelerated filer [     ]     Accelerated filer [     ]    Non-accelerated filer [     ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [    ]  No  [X]

As of June 30, 2012, there were 11,235,444 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2012 was approximately $41.5 million, computed based upon the closing price of $3.89 per share on June 30, 2012.

As of March 1, 2013, there were 10,774,721 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement for the Registrant’s 2013 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year, provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (9) failure to expand outsourcing services to generate additional revenue; (10) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (11) the failure of the marketplace to embrace classic consulting and product-based services; and/or (12) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item 1A. — Risk Factors.” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

For the Year Ended December 31, 2012

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

Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services to drive transformational change that (1) improves process, (2) reduces costs and (3) increases revenue. Our solutions are tailored to the C-level executives in the upper mid-market and Global 2000.

We deliver our services across a broad range of industries. We work onsite with our clients, providing a full spectrum of services in the following areas: classic consulting and product-based consulting, primarily in enterprise performance management (“EPM”) and enterprise resource planning (“ERP”).

Our Services

Edgewater offers a full spectrum of services and expertise to ensure the success of our engagement. Our consulting services are consolidated into two major synergistic offerings: (1) Classic Consulting and (2) Product-Based Consulting.

The following diagram illustrates these offerings:

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

Following are Edgewater’s service categories with sample services:

¡	Classic consulting services
¡	CFO advisory services
¡	Business improvement roadmaps
¡	Organizational change management
¡	Program/project management
¡	Business process rejuvenation with best practices
¡	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital
¡	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives
¡	Independent package selection and Request for Information or Proposal process design and implementation
¡	Technical architecture and roadmaps
¡	CIO advisory services
¡	Strategic technology selections
¡	Technical evaluation and design
¡	Custom component design and implementation
¡	Customer intelligence solutions using web/mobile analytics combined with social intelligence
¡	Cloud architecture, integration and phasing solutions
¡	On-going support services
¡	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance.

¡	Product-based consulting services
¡	Effect business transformation through the use of packaged software solutions
¡	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance
¡	Enterprise resource planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, and Pharmaceuticals
¡	Customer relationship management with Microsoft Dynamics CRM
¡	Industry specific platform and best practice solutions
¡	Blended solutions; Microsoft CRM/XRM and specialized custom solutions
¡	Business intelligence analytics
¡	Design, develop and introduce IP that helps “verticalize” channel product stacks
¡	Support and training services

In addition to the above services, the Company also provides synergistic services in the area of data management and analytics. Examples of such services include the following:

¡	Enterprise information management services
¡	Provide for data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design
¡	Provide practical data architectures and roadmaps to support transactional systems and enterprise performance management through advanced analytics
¡	Provide forms of data manipulation, transformation and quality services

¡	Analytics services
¡	Lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization
¡	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting
¡	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations
¡	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations

Our consultants are expected to travel and to be onsite with the customer to provide the highest level of service and support in all of these endeavors. We provide varying degrees of customer project assistance and will incorporate customer resources for technology transfer or cost optimization purposes. Independent teams and proper project process and delineation provide conflict-free transition points among all key service offerings as well as independent entry points. Leads for all offerings are internally driven with assistance from the respective vendors for software product solutions.

Customers:

Our strategic acquisitions have helped enhance our service and product offerings, increase and diversify our customer base and reduce our reliance on individually significant customers. Service revenue from our five largest customers, as a percentage of total service revenue, was 14.8%, 11.1% and 15.3% for the years ended December 31, 2012, 2011 and 2010, respectively. No single customer represented 10% or more of total revenue during the years ended December 31, 2012, 2011 or 2010. See “Item 1A. — Risk Factors — Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” During 2012, we recorded service revenue from 394 customers, of which 103 were new customers, as compared to recording service revenue from 406 customers in 2011, of which 129 were new customers. We recorded service revenue from 391 customers in 2010, of which 102 were new customers.

Industry Dynamics and Opportunity

Industry Dynamics. In today’s rapidly shifting macro business environment, corporations are demanding that financial and operational strategies be implemented in the most efficient and complete manner possible. The classic providers, such as the large management consulting firms, large accounting firms and multinational integrators, tend to provide solution services exclusively on large complex platforms, encompassing many players of mixed experience levels and in a myriad of locations. Edgewater’s span of services are focused and quickly deployed onsite in a specialized solution package, more appropriate to today’s need for faster innovation rollout, pushed deeper into subsidiaries of multinational corporations as well as middle market growth companies.

Expenditures in the information technology market are skyrocketing and have become a critical success factor in every company’s successful growth. As such, IT expenditures are receiving the scrutiny of the Chief Executive Officer (“CXO”) level, when specifically focused on transformational change. Our CXO buyers are looking to purchase rapidly deployable, risk-managed, product-based technology solutions. These solutions maintain the ability for a company to differentiate itself from its competitors with proprietary business process, combined with the leverage of product customization. Edgewater assists clients with these solutions primarily in the Oracle and Microsoft product channels, while providing the opportunity for a customer to customize its solutions through the utilization of our custom technology consulting services.

There are three major drivers to transformational change today. The first is the permeation of operational analytics driving corporate command and control. This manifests itself in the centralization of operational analytics on a common enterprise-wide platform of planning, budgeting, consolidation and strategic finance, which are provided by Edgewater through our EPM services within the Oracle channel. The second driver of transformational change is the software replacement cycle in manufacturing, insurance and healthcare. Each has its macro drivers (economic, regulatory or demographic), for which the outcome is the same. Core operational systems such as ERP, policy administration and accountable care/service lines must be implemented or replaced. Third, cloud-based services are providing a new and growing opportunity for the middle-market, enabling them to avail themselves of technology usually reserved for larger corporations. Edgewater’s classic consulting and product-based services fill the gap in expertise between the internal corporate resources available to a middle-market company and the provisioning of the various cloud providers required to provide an effective enterprise solution.

Companies typically turn to consulting firms, like Edgewater, to fill these internal project gaps for a number of reasons:

¡	For deep industry, product, data and technical expertise;
¡	To obtain strategic consulting services in an accelerated timeframe;
¡	To mitigate their business risk with focused onsite project teams;
¡	To receive an outside objective perspective;
¡	To obtain EPM- and EIM-related services;
¡	To obtain product, services and IP related to ERP and CRM;
¡	To provide Cloud architecture and on-ramping services; and/or
¡	To serve as an agent to plan, manage and implement change.

Industry Opportunity. Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Strategic consulting firms deliver innovative thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of appropriate technologies. We have steadily enhanced our offerings to address the evolving need for strategic advisory and product-based consulting services and plan to continue to grow our competencies in these areas. Our goal is to provide a complete continuum of focused business services, encompassing all facets of business, through the enablement of technology.

Competitive Strengths

Edgewater offers strategic consulting services designed to assist our clients in improving financial and operational performance across their enterprises. We develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. We feel that five core values differentiate us from our competition.

These values include the following:

(1)	Delivery Excellence — Our history is built upon more than 20 years of proven methodology and well-defined process, in addition to continuous delivery of business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)	Vertical Expertise — We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. We have developed core competencies in primary vertical markets such as: CPG/Manufacturing; Discrete and Process Manufacturing; Energy/Utilities; Healthcare; Hospitality; Insurance; Oil and Gas; Retail; Travel/Entertainment; and various Emerging Markets.

(3)	Technology Excellence — We deliver our services by blending proven strategic technologies and business practices to build scalable solutions providing a solid return on investment. Our team of professionals has the business and technology expertise to offer comprehensive strategies and solutions. Our areas of expertise include: classic consulting services, EPM solutions in planning, budgeting, consolidation and strategic finance, Microsoft Dynamics solutions in the area of CRM and ERP, data analytics, Web analytics, advanced data and infrastructure services and specialized custom IT services.

(4)	Client Focus — Edgewater is positioned to provide our customers with onsite services across North America. Edgewater’s client-centric model is well positioned to serve the needs of the Global 2000 for tight, highly-trained, product specialist project teams, as well as the upper middle market whose needs tend to span the full spectrum of our business/IT service offerings.

(5)	Adherence to Operational Metrics — Since our inception in 1992, Edgewater’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as one of the leading providers of transformational classic and product-based consulting services. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of industry specific classic consulting, advanced product–based software consulting and custom technology consulting services. Clients desire the personal attention provided by onsite industry, financial and strategic expertise buttressed with the ability to speed idea implementation with cost-effective advanced software package solutions. Our ability to begin our services dialogue at the strategy level in business vernacular all the way through specific software product request for proposal response provides a spectrum of sales opportunities with varying degrees of channel control and cost. This spectrum of engagement entry opportunities provides, on balance, the highest probability of serving the upper middle market through the Global 2000 with an appropriate set of services.

As described above under “— Our Services,” our services are loosely categorized into two distinct groups: classic consulting and product-based consulting. The spectrum begins with pure consulting and ends with pure information technology. Smaller organizations such as middle-market companies, subsidiaries of Global 2000, private equity firms and venture capital firms will tend to start at the advisory and classic consulting level, while the Global 2000 tend to initially engage with product-based consulting services.

Additionally, we are able to strengthen our service offerings by focusing upon the development of intellectual property, not only in the area of patents and trademarks, as described below under “— Intellectual Property,” but with respect to the internal development of software. We are able to quickly execute on the internal development of intellectual property given the significant knowledge and expertise we maintain in our product-based consulting channels. We can leverage this intellectual property as a means to accelerate delivery of a solution and as a means to solidify and/or expand our presence in a vertical market.

Marketing, Sales and Strategic Alliances

Marketing. The primary goal of our marketing efforts is to generate sales opportunities by increasing Edgewater’s brand awareness, value proposition and overall domain expertise. Our marketing efforts continue to be closely aligned with the Company’s go-to-market strategy, while introducing specific offerings that address business and IT problems faced by our clients. We leverage the core competencies we have developed in delivering our services in key industries and horizontal offerings to increase the efficiency of our marketing efforts. Our marketing function utilizes comprehensive internet marketing strategies that involve integrated activities including, but not limited to: webinars, highly-targeted email campaigns distributed to prospect and client lists developed with specific demographics and attributes and social media outlets to promote our Company’s capabilities and services (e.g., both company-driven and domain-specific blogs, social networking and video sharing websites). By leveraging closely coupled internet marketing strategies to promote our services, we are able to reach a wider audience and communicate in a medium that has become more widely accepted and brings in quicker results from a sales and marketing perspective. We also gather key statistics from our websites, blogs, email campaigns and other social media outlets to test, measure and trace our marketing initiatives. This enables us to ensure we are reaching the right target audience with concise and compelling offerings to promote our capabilities. We also author white papers and contribute to articles in trade publications, attend events and participate in targeted industry conferences and tradeshows.

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

Strategic Alliances. As part of our sales and marketing effort, we have established working relationships with a number of companies, including: Informatica Corporation, ISO Insurance Technology Solutions, Google, Keyteach; Microsoft Corporation (“Microsoft”), Oracle America, Inc. (“Oracle”), Soft Choice, TeaLeaf, TenDigits, UBMatrix and Webtrends. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees. As of December 31, 2012, Edgewater had 395 employees (excluding contractors). Of these employees, 310 were billable consultants and 85 were management and administrative personnel, composed of sales, marketing, human resources, finance, accounting, internal information systems and administrative support. The average tenure of our employees is approximately 6.0 years and the average “years of experience” is approximately 22 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

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

Competition

We operate in a competitive and rapidly changing market. We also compete with a variety of organizations that offer services similar to those we provide. Our clients often retain us on a non-exclusive, project-by-project basis. We compete with a number of different types of businesses, including:

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

There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. The following is a representative list of competitors in the IT and management consulting services space:

¡

Technical Consulting/Systems integrators: Accenture, EDS, Mattersight Corporation (formerly eLoyalty Corporation), Analysts International, Corp., Ciber, Inc., IBM Global Services, Business and Decision Group, Caritor, Inc., LogicaCMG, Perficient and Sapient;

¡	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Ventyx, Mahindra Satyam, Tata and Wipro;

¡	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Company;

¡

Enterprise Performance Management / Business Activity Monitoring / Business Intelligence providers: Deloitte & Touche, The Hackett Group, Hitachi Consulting Corporation, Hewlett-Packard, KPMG, PricewaterhouseCoopers and Ernst & Young; and

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

Intellectual Property

We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for ‘‘Edgewater,” “Edgewater Consulting,” “Edgewater Technology,’’ “Edgewater Strategy Services,” “Edgewater Technology-Ranzal,” “Edgewater Ranzal” and “Edgewater Fullscope,” among others. We believe we have secured all rights to trademarks and trade names related to our business.

We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement, which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property that they develop while employed by us is the property of Edgewater. We have developed detailed tools, processes and methodologies which are used in developing software code, scripts, libraries, data models, applications, business processes, frameworks and other technology used within our Company and in customer engagements. See also “Item 1A. — Risk Factors” included elsewhere in this Form 10-K.

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

We may, in the future, purchase common stock in the open market, in private transactions or otherwise, pursuant to board approved repurchase programs. See “Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in this Form 10-K. Any future purchases by us will depend on many factors, including, but not limited to, the market price of our common stock, our business strategy, our business and financial position and general economic and market conditions.

Directors and Executive Officers of the Registrant

Name	Age	Position with the Company
Shirley Singleton	61	Chairman of the Board, President and Chief Executive Officer
David Clancey	57	Executive Vice President, Chief Strategy Officer and Chief Technology Officer
Timothy R. Oakes	45	Chief Financial Officer, Treasurer and Corporate Secretary
Robin Ranzal-Knowles	45	President, Edgewater Technology-Ranzal, Inc.
Kristin Zaepfel	49	Vice President, Human Resources
Paul Flynn	63	Independent Director
Paul Guzzi	70	Independent Director
Nancy Leaming	66	Independent Director
Michael Loeb	57	Independent Director
Daniel O’Connell	64	Independent Director
Wayne Wilson	64	Lead Independent Director

Ms. Singleton currently serves as our Chairman, a position she was elected to in July 2005. Ms. Singleton co-founded Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) in 1992 and served as President of Edgewater Delaware from 1992 until January 2002. Ms. Singleton has served as President and Chief Executive Officer of our Company (the parent company of Edgewater Delaware) from January 2002 to the present. Prior to co-founding Edgewater Delaware, Ms. Singleton held various management positions from 1982 to 1992 at Logica North America and attained the position of Vice President and General Manager of the Northeast region. Ms. Singleton serves on the Foundation Board of Bunker Hill Community College, the Board of Trustees for the North Shore Medical Center and the board of The Commonwealth Institute. Ms. Singleton has served as a Director of our Company since June 2001.

Mr. Clancey has served as Executive Vice President, Chief Strategy Officer and Chief Technology Officer of our Company since June 2006. Before assuming his current title, Mr. Clancey served as our Executive Vice President — Chief Technology Officer from 2001 to 2006 and as Edgewater Delaware’s Senior Vice President — Chief Technology Officer from 1992 until 2001. Mr. Clancey co-founded Edgewater Delaware in 1992 with Ms. Singleton. Prior to co-founding Edgewater Delaware, Mr. Clancey was a Systems Architect and Chief Technology Officer at Logica North America.

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

Mr. Flynn currently serves as Executive Vice President and Commercial Loan Officer at People’s United Bank, a position he has held since June 30, 2011. From 2007 to June 2011, Mr. Flynn was an Executive Vice President and Commercial Loan Officer at Danversbank. From 2000 to 2007, Mr. Flynn was an Executive Vice President of RBS Business Capital, a division of Citizens Financial Group. From 1986 to 2000, Mr. Flynn was an Executive Vice President for the United States Trust Company. Prior to his time at the United States Trust Company, Mr. Flynn was a Senior Vice President for Patriot Bank, N.A. from 1981 to 1986. From 1977 to 1981, Mr. Flynn was an Assistant Vice President at Chase Commercial Corporation and from 1974 to 1977 Mr. Flynn was an Audit Manager with New England Merchants Bank. Mr. Flynn serves as a Director of the Business Development Corporation of New England. Mr. Flynn was elected as a Director of our Company in July 2005.

Mr. Guzzi has served as the President and Chief Executive Officer of the Greater Boston Chamber of Commerce since 1996. From 1995 to 1996, Mr. Guzzi was Vice President of State and Community Affairs for Boston College. Prior to his position at Boston College, Mr. Guzzi was a consultant for Heidrick & Struggles, an international recruitment firm from 1994 to 1995. From 1991 to 1993, Mr. Guzzi served as a Vice President at Data General Corporation. Prior to his position at Data General Corporation, Mr. Guzzi was a Senior Vice President at Wang Laboratories from 1981 to 1991. Mr. Guzzi was a State Representative in the Massachusetts Legislature from 1971 to 1974 and the Massachusetts Secretary of State from 1975 to 1978. Mr. Guzzi serves as a Trustee of the Citi Center for the Performing Arts, is a Director of The Partnership and the Vice Chairman of Blue Cross Blue Shield of Massachusetts. Mr. Guzzi is also a Board member of the Partners HealthCare Corporation and serves as an Advisory Board member for The Boston Club. Mr. Guzzi has served as a Director of our Company since April 2004.

Ms. Leaming has been an independent consultant since 2005. From June 2003 to June 2005, Ms. Leaming was the Chief Executive Officer and President of Tufts Health Plan, a provider of healthcare insurance. Prior to that, Ms. Leaming served as Tufts Health Plan’s President and Chief Operating Officer since 1998, the Chief Operating Officer from 1995 to 1998 and the Chief Operating Officer/Chief Financial Officer from 1986 to 1995. Prior to joining Tufts Health Plan, Ms. Leaming held a variety of management positions in managed care and banking, including Chief Financial Officer of Matthew Thornton Health Plan. Ms. Leaming currently serves as a director of Biogen Idec and Hologic, Inc. Ms. Leaming joined our Board in December 2005.

Mr. Loeb has been the President and CEO of Loeb Enterprises, a New York-based business development lab, since 2005. Mr. Loeb was the President and Chief Executive Officer of the Synapse Group, Inc., a wholly-owned subsidiary of Time Warner, from 1997 to December 2005. Prior to co-founding the Synapse Group, Inc. and becoming its President in 1991, Mr. Loeb had an eight-year career at Time Warner, where he held a number of positions including Consumer Marketing Director for Sports Illustrated and Vice President of Consumer Marketing of Entertainment Weekly. At Time Warner, he also helped introduce SI for Kids. Mr. Loeb was also responsible for starting the direct response division of Deutsch Agency immediately prior to co-founding the Synapse Group, Inc. Mr. Loeb has served as a Director of our Company since April 2000.

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

Our lack of long-term customer contracts reduces the predictability of our revenues because our current contracts may be canceled on short notice and without penalty.     Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is complete. If a significant customer, or a number of customers, terminate, significantly reduce, or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, future revenue should not be predicted or anticipated based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify or cancel a project, we would be required to shift our consultants to other projects to minimize the impact on our operating results. We cannot provide assurance that we will be successful in efficiently and effectively shifting our consultants to new projects in the event of project terminations, which could result in reduced service revenue and lower gross margins. If we experience unexpected changes or variability in our revenue, we could experience variations in our quarterly operating results and our actual results may differ materially from the amounts planned and our operating profitability may be reduced or eliminated.

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

We may have lower margins, or lose money, on fixed-price contracts.    As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts and retainer-based contracts. In 2012, fixed-price contracts represented approximately 3.2% of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or retainer-based engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

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

See “Item 1. — Business — Competition” included elsewhere in this Form 10-K for a representative list of competitors in the IT and management consulting services space.

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

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. The loss of a major customer or large project could materially and adversely affect our results of operations. In 2012 and 2011, no customer accounted for more than 5% of our service revenues, and our top five customers represented 14.8% and 11.1% of our 2012 and 2011 service revenues, respectively. The future receipt of significant commitments from new or existing customers could create future risks such as those described above concerning customer concentration.

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

Our business could be adversely affected by material changes to our strategic relationship with Microsoft Corporation.    Our ERP- and CRM-related product and service offerings derive a substantial portion of revenues from a channel relationship with Microsoft. This relationship involves Microsoft-assisted lead generation support with respect to the services provided by Fullscope. This relationship is governed by a Microsoft Partner Agreement, which is subject to annual renewal. A failure to renew this relationship, or a material modification or change in Microsoft’s partner approach or its contract terms, for any reason, could have a material adverse impact on our results of operations.

Past or future business combination transactions or other strategic alternatives could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.    We have, in the past, realized growth, in part, through acquisitions, including our acquisitions of

Fullscope, Inc. and Meridian Consulting International, and we anticipate that a portion of our future growth may be accomplished through one or more business combination transactions or other strategic alternatives. The ultimate success of any such transactions, including the Fullscope and Meridian acquisitions, will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired businesses. We cannot assure you that we will be successful in this regard or that we will be able to identify suitable opportunities, successfully grow acquired businesses, integrate acquired personnel and operations successfully or utilize our cash or equity securities as acquisition currency on acceptable terms to complete any such business combination transactions. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any such transactions would involve certain other risks, including the reduction of cash and/or working capital, the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management’s attention from operating activities.

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

We may be required to record additional impairment charges against the carrying value of our goodwill and other intangible assets in future quarters.    As of December 31, 2012, we had recorded goodwill and intangible assets with a net book value of $13.2 million. We test for impairment at least annually and whenever evidence of impairment exists. We have in the past recorded impairment charges against the carrying value of our goodwill and intangible assets. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.    As a result of our acquisitions and the international expansion of our EPM-related business, a portion of our revenues and operating expenses are, and will be, denominated in currencies other than the U.S. dollar. As a result, these revenues and operating expenses are affected by fluctuating foreign currency exchange rates. An increase in the U.S. dollar relative to other currencies in which we have revenues will cause our revenues to be lower than with a stable exchange rate. Changes in exchange rates between other foreign currencies and the U.S. dollar can affect the recorded levels of our assets, liabilities and expenses relating to our operations. The primary foreign currencies in which we have exchange rate fluctuation exposure are the Canadian dollar, the Euro, the British Pound and the South African Rand. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years, particularly as the current global financial crisis has unfolded, and may continue to do so in the future. We cannot predict the impact of future exchange rate fluctuations on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 66,027 square feet (33,000 of which was included in the partial lease abandonment recorded in the fourth quarter of 2011) of office space for our corporate headquarters located at 200 Harvard Mill Square, Suite 210, Wakefield, Massachusetts 01880-3209. We also have office facilities in Alabama, Georgia, New Hampshire, New York, Illinois, Montreal and London.

Our corporate and satellite offices are all leased properties. We do not own any real estate. Our existing properties satisfy our current operating needs; however, we will seek additional space in the event our existing properties are unable to meet our operating requirements in the future.

ITEM 3.	LEGAL PROCEEDINGS

We are sometimes a party to litigation incidental to our business. We are not currently involved in any active, pending, or (to the best of our knowledge) threatened legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts, and with coverages and deductibles that we believe are reasonable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ Global Market under the symbol “EDGW.” On March 1, 2013, there were approximately 1,560 holders of record of our common stock, and approximately 10.9 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ Global Market for each quarter in 2011 and 2012 and the first quarter of 2013 (through March 1, 2013).

	High	Low
FISCAL 2011:
First Quarter	$3.60	$2.15
Second Quarter	3.41	2.50
Third Quarter	3.16	1.59
Fourth Quarter	3.20	2.30

FISCAL 2012:
First Quarter	$4.02	$2.75
Second Quarter	4.48	3.67
Third Quarter	4.30	3.50
Fourth Quarter	4.05	3.04

FISCAL 2013:
First Quarter	$4.35	$3.48
(through March 1, 2013)

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $13.5 million (the “Purchase Authorization”) and expired in September 2012 (the “Repurchase Period”). In September 2012, the Board approved both a $2.6 million increase to the Purchase Authorization, to $16.1 million, and an extension of the Repurchase Period to September 2013.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table provides information with respect to purchases of our common stock during the quarter ended December 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2012	-	$-	-	$5,006,120
November 1 – 30, 2012	-	-	-	5,006,120
December 1 – 31, 2012	126,000	3.66	126,000	4,544,960
Total	126,000	$3.66	126,000	$4,544,960

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the S&P 600 IT Services Index and self-selected peer groups in the technology consulting industry for the five-year period beginning on December 31, 2007 (the closing sale price of our common stock on this date was $7.30) and ending on December 31, 2012, assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer group.

Company Name / Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
	(Amounts in Dollars)
Edgewater Technology, Inc.	100.00	35.48	40.68	32.19	37.81	52.05
NASDAQ Index	100.00	59.03	82.25	97.32	98.63	110.78
S&P 600 IT Services	100.00	82.69	107.85	135.49	147.03	161.18
New Peer Group (1)	100.00	67.85	83.49	76.87	75.22	85.67
Old Peer Group (2)	100.00	52.39	76.43	107.90	107.44	97.78

(1)	Our self-selected peer group for 2012 consists of the following companies: Analysts International Corp.; Ciber, Inc; The Hackett Group; L-3 Communications Holding, Inc.; Perficient, Inc.; and Sapient Corporation.

(2)	Our self-selected peer group for 2011 consists of the following companies: Analysts International Corp.; Ciber, Inc; The Hackett Group; Official Payments Holdings, Inc. (formerly Tier Technologies); Perficient, Inc.; and Sapient Corporation.

We believe that the companies included in our peer group are comparable to our Company as they provide similar IT consulting services and expertise to their customers.

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

The 2012, 2011, 2010, 2009, and 2008 selected consolidated financial data presented below have been derived from our audited consolidated financial statements and have been prepared in accordance with United States generally accepted accounting principles. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$100,881	$102,443	$88,545	$50,085	$73,743
Cost of revenue	65,602	63,746	56,470	33,987	44,955

Gross profit	35,279	38,697	32,075	16,098	28,788
Operating expenses:
Selling, general and administrative	31,563	32,307	30,263	18,412	23,232
Lease abandonment expense (1)	-	2,230	-	-	-
Depreciation and amortization	1,801	2,846	4,023	2,694	3,771
Impairment of goodwill and other intangible assets (2)	-	-	-	-	48,594

Total operating expenses	33,364	37,383	34,286	21,106	75,597

Operating income (loss)	1,915	1,314	(2,211)	(5,008)	(46,809)
Other expense (income), net	67	127	(34)	(122)	(503)

Income (loss) before taxes	1,848	1,187	(2,177)	(4,886)	(46,306)
Tax provision (benefit) (3)	401	843	21,395	(1,047)	712

Net income (loss)	$1,447	$344	$(23,572)	$(3,839)	$(47,018)

Basic net income (loss) per share:
Net income (loss)	$0.13	$0.03	$(1.93)	$(0.32)	$(3.66)

Weighted average shares, basic	11,180	12,038	12,195	12,067	12,861

Diluted net income (loss) per share:
Net income (loss)	$0.13	$0.03	$(1.93)	$(0.32)	$(3.66)

Weighted average shares, diluted	11,589	12,048	12,195	12,067	12,861

(1)	In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company recorded a non-cash operating charge of approximately $2.2 million.

(2)	During 2008, the Company recorded $48.6 million of impairment charges related to the carrying values of its goodwill and certain other intangible assets. Additional details can be found in the Company’s previously filed reports with the SEC.

(3)	During the years ended December 31, 2010 and 2008, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we recorded non-cash charges of $21.9 million and $9.9 million, respectively, related to an increase in the valuation allowance recorded against the carrying value of our deferred tax assets.

	As of December 31,
	2012	2011	2010	2009	2008
		(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$16,651	$10,333	$10,903	$12,661	$24,566
Accounts receivable, net	18,281	23,307	19,496	18,081	11,683
Goodwill and intangibles, net	13,243	14,128	15,870	16,225	3,592
Deferred tax asset, net	-	-	-	21,108	22,393
Other assets	3,614	3,430	4,007	5,731	4,836

Total assets	$51,789	$51,198	$50,276	$73,806	$67,070

Total liabilities	$19,114	$19,485	$17,311	$18,690	$9,112
Stockholders’ equity	32,675	31,713	32,965	55,116	57,958

Total liabilities and stockholders’ equity	$51,789	$51,198	$50,276	$73,806	$67,070

Outstanding shares of common stock	11,180	11,311	12,342	12,132	12,162

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this annual report and in the documents that we incorporate by reference into this annual report. This annual report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1A. — Risk Factors” and under “Special Note Regarding Forward-Looking Statements.”

Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services to drive transformational change that (1) improves process, (2) reduces costs and (3) increases revenue. During the fiscal year ended December 31, 2012, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $100.9 million from a total of 394 customers. Headquartered in Wakefield, Massachusetts, as of December 31, 2012, our Company employed approximately 310 consulting professionals (excluding contractors) and 395 total professionals (excluding contractors).

Factors Influencing Our Results of Operations

Revenue.

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 94.1% of service revenue for the year ended December 31, 2012. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 3.2% of service revenue for the year ended December 31, 2012. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 2.7% of service revenue for the year ended December 31, 2012. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Provisions for estimated profits or losses on incomplete projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. The Company did not recognize any loss contracts during the years ended December 31, 2012, 2011 or 2010. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our customers provide for the reimbursement of travel and other project-related expenses.

In connection with our migration to more of a product-based consulting model, software revenue will continue to be a significant portion of our revenues. Software revenue, driven by resales of Microsoft Dynamics AX product, represented 10.1%, 12.8% and 13.0% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Software and maintenance revenue are recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period (while the software revenue is recognized upon delivery). Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

Operating Expenses.

The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes share-based compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expense consists of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Adjustments to Fair Value of Contingent Consideration.     During the years ended December 31, 2012 and 2011, we reported changes in the estimated fair value of certain acquisition-related, contingent consideration liabilities. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. Changes in the carrying value of contingent consideration liabilities may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

In 2011, the Company recorded an expense, related to the change in fair value of the contingent earnout accrual, of $1.2 million (within selling, general and administrative expense on the consolidated statement of comprehensive income (loss)) as a result of the performance of Fullscope’s process contracts during 2011. The Company settled the liability in the amount of $2.7 million during the fourth quarter of 2011 and no further contingent earnout may be earned by the former Fullscope stockholders.

In May 2011 and 2012, Meridian completed its first and second twelve-month earnout periods, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration related to the first or second earnout periods. The Company, as of September 30, 2012, determined that no accrual was required for potential future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the third and final twelve-month earnout period, which concludes in May 2013. As of December 31, 2012, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn is capped at $917 thousand.

Fullscope Embezzlement Expenses.     During the years ended December 31, 2012 and 2011, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred the majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

While embezzlement-related expenses decreased in 2012 and 2011, we anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts.

During the fourth quarter of 2012, the Company began to file tax returns and pay sales and use tax liabilities related to the Fullscope Embezzlement, and we expect to continue to do so through the first half of 2013. The Company fully expects to be reimbursed for payments made in relation to amended sales and use tax returns, however reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement-related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

Plans for Growth and Acquisitions.

Our goal is to position our Company as one of the leading providers of transformational classic and product-based consulting services in North America by growing our customer base, leveraging our industry expertise to enhance our service offerings and continuing to make disciplined strategic acquisitions. Previous acquisitions have further expanded our geographical footprint, increased our vertical expertise and provided more scale to our organization. While service revenue growth in 2012 was organic in nature, the Company plans to continue to evaluate the possibility of growth through acquisition.

Company Performance Measurement Systems and Metrics.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges, and therefore we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Year Ended December 31, 2012, Compared to Results for the Year Ended December 31, 2011,” included elsewhere in this Annual Report on Form 10-K.

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

Senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” included elsewhere herein, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We have identified the policies listed below as critical to our business operations and the understanding of our results of operations.

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

As of December 31, 2012, the gross carrying value of the Company’s net deferred tax assets was $37.6 million. This amount consisted of approximately $21.0 million in federal NOL carryforwards, $1.2 million in state NOL carryforwards, $0.6 million in foreign federal and provincial NOL carryforwards, $2.1 million in available federal credits, $2.4 million in future tax benefits related to share-based compensation expense and $10.3 million in net deferred tax assets related to temporary timing differences.

During the year ended December 31, 2010, in connection with our periodic review of the estimated future realizability of our net deferred tax attributes, we recorded a non-cash charge of $21.9 million in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance represented a full valuation reserve against the total gross carrying value of our net deferred tax assets. As of December 31, 2012, the Company maintained a $37.7 million valuation allowance against the gross carrying value of its net deferred tax assets.

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

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer. Time and materials-based contracts represented 94.1%, 95.0% and 93.5% of service revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Revenue related to our service offerings is recognized as the services are performed and amounts are earned.

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

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the years ended December 31, 2012, 2011 or 2010.

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

Customer prepayments, even if nonrefundable, are deferred (classified as deferred revenue) and recognized over future periods as services are performed. As of December 31, 2012 and 2011, the Company recorded a deferred liability of approximately $359 thousand and $915 thousand, respectively, which is included in the financial statement caption of “deferred revenue and other liabilities” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and related maintenance and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 10.1%, 12.8% and 13.0% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

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

During 2011 and 2010, we received royalty revenue in connection with the sale of Microsoft Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were subsequently sold to Microsoft in June 2009. Royalty revenues earned were determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by Microsoft. Royalties were recognized as earned in accordance with the contract terms when royalties from licensees were reasonably estimated and collectability was reasonably assured. As per the terms of an earnout agreement entered with the former Fullscope stockholders, our obligation to perform support services ended on June 30, 2011, concurrent with the conclusion of the service and royalty revenue generated by the business process contracts. No future service or royalty revenues have been generated under the business process contracts since the second quarter of 2011.

In June 2012, Microsoft purchased Edgewater Fullscope’s Process Industries 2 (“PI2”) software and intellectual property for an aggregate of $3.25 million. The sale of PI2 also included services and represents a significant multiple element contract. This contract includes $3.25 million of license consideration and subsequent development and training services. We have determined that the license does not have stand-alone value without the services, and thus the license and services are being accounted for as one unit. We will continue to recognize revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement. We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately.

We recognized $788 thousand of license-related revenue, reported as software revenue in our consolidated statement of comprehensive income (loss), during the year ended December 31, 2012.

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

On December 2, 2012, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill had not been impaired. For purposes of its annual impairment test, the Company performed its review based upon three individual reporting units.

Goodwill amounted to $12.0 million as of December 31, 2012 and 2011. Other net intangible assets amounted to $1.2 million and $2.1 million as of December 31, 2012 and 2011, respectively.

Valuation of Contingent Earnout Consideration.    Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results. The Company reversed $231 thousand of accrued contingent earnout consideration related to the Meridian Acquisition during the year ended December 31, 2012. The Company continues to monitor this earnout and has determined that no accrual for contingent earnout consideration is required as of December 31, 2012.

Results of Operations

The following table sets forth, for the periods presented, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Service revenue	82.4%	77.4%	77.8%
Software revenue	10.1%	12.8%	13.0%
Process royalties	-%	2.6%	2.6%
Reimbursable expenses	7.5%	7.2%	6.6%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	51.1%	46.9%	48.2%
Software costs	6.4%	8.1%	9.0%
Reimbursable expenses	7.5%	7.2%	6.6%

Total cost of revenue	65.0%	62.2%	63.8%

Gross profit	35.0%	37.8%	36.2%
Operating expenses:
Selling, general and administrative	31.3%	31.5%	34.2%
Lease abandonment expense	-%	2.2%	-%
Depreciation and amortization	1.8%	2.8%	4.5%

Total operating expenses	33.1%	36.5%	38.7%

Operating income (loss)	1.9%	1.3%	(2.5%)
Other (expense) income, net	(0.1)%	(0.1%)	-%

Income (loss) before taxes	1.8%	1.2%	(2.5%)
Tax provision (benefit)	0.4%	0.8%	24.2%

Net income (loss)	1.4%	0.4%	(26.7%)

Results for the Year Ended December 31, 2012 Compared to Results for the Year Ended December 31, 2011

Total Revenue.    Total revenue decreased by $(1.6) million, or (1.5)%, to $100.9 million for the year ended December 31, 2012 from $102.4 million for the year ended December 31, 2011. Service revenue increased by $3.9 million, or 4.9%, to $83.1 million for the year ended December 31, 2012 from $79.2 million for the year ended December 31, 2011. Software revenue, which we expect to fluctuate from one period to the next, decreased by $(2.9) million, or (22.0)%, to $10.2 million for the year ended December 31, 2012 from $13.1 million in the year ended December 31, 2011.

Our 2012 year-over-year service revenue growth is entirely organic. Additionally, 2011 total revenue included $2.7 million of royalties generated under the Fullscope acquisition-related process contracts that expired during the second quarter of 2011. No process royalty revenue was recorded during 2012, and we do not expect to generate any future revenue under the process contracts.

The year-over-year increase in 2012 service revenue is the result of continued growth within our product-based service offerings and, to a lesser extent, increases in our business advisory and support services revenue. A strong Oracle-based EPM sales pipeline has provided the catalyst for and been the primary driver of our service revenue growth on a year-over-year basis. Year-over-year growth in our Microsoft-based ERP service offerings is the result of a combination of follow on work with existing customers and the delivery of services on new product deals entered into during 2012 and 2011.

Utilization, which is the rate at which we are able to generate revenue from our consultants, decreased to 71.5% for the year ended December 31, 2012 compared to 75.8% during the year ended December 31, 2011. During 2012, we increased our billable headcount (including contractors) from 315 (in 2011) to 332 (at the end of the 2012). The growth in billable headcount was driven by the strong performance recognized during the first half of 2012 and was required to meet the anticipated demand of continued growth in the second half of 2012. During the early second half of 2012, we began to experience customer delays in our projects (customers began to separate work into smaller dollar value portions and/or delayed the starting date of their engagements). New project delays were primarily the result of uncertainty in budgets and general economic concerns of our customer base. These delays existed across all portions of our service offerings and resulted in lower utilization during the second half of 2012. Despite the softness we encountered during the second half of 2012, the growth of our EPM and ERP practices was significant enough to drive 4.9% year-over-year service revenue growth. We do not believe that these project delays represent an ongoing trend and expect new customer win rates to return to historical averages during 2013.

Annualized service revenue per billable consultant, as adjusted for utilization, was $354 thousand during the year ended December 31, 2012, compared to service revenue per billable consultant of $336 thousand during the comparative 2011 annual period. The change in this operating metric is primarily attributable to the growth of the EPM-related service offerings.

During the years ended December 31, 2012 and 2011, software revenue totaled $10.2 million, or 10.1% of total revenue, and $13.1 million, or 12.8% of total revenue, respectively. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on an annual basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of annual revenues in future years.

Our historical gross margins related to software revenue (primarily EPM-related in years prior to 2010) have generally been much lower than those achieved on our consulting services. Our ERP-related software revenue, which represents the majority of our 2012, 2011, 2010 and anticipated future software revenue, has historically been sold at a higher margin than our EPM-related software. Because software revenue has become a larger percentage of our total revenue, periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

During the year ended December 31, 2012, software revenue included revenue recognized from the sale of our Microsoft Dynamics AX-based Process Industries 2 software and intellectual property (the “PI2 Solution”) to Microsoft (the “Microsoft IP Sale”). The sale of the PI2 Solution was completed in June of 2012, along with the execution of underlying agreements calling for the provision of additional development and training services (which will be recognized as service revenue concurrent with the performance of services). We will continue to recognize revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement.

During 2011 we recognized $3.2 million in combined service and royalty revenue from Fullscope’s business process contracts. These contracts entailed providing services upon which the earnout agreement associated with the Fullscope Acquisition was based. Per the terms of the earnout agreement, the service and royalty revenue generated under the business process contracts ended on June 30, 2011. No revenues have been generated under the business process contracts since June 2011, and the Company does not anticipate that any future revenue will be generated under the business process contracts.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased slightly to $7.6 million in 2012, as compared to $7.4 million in 2011. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare and the number of our projects that require travel.

In 2012, we entered into service arrangements with 103 new customers. Comparatively, in 2011, we secured engagements with 129 new customers. The total number of customers the Company served during 2012 totaled 394, as compared to 406 customers during 2011. We believe this year-over-year change is the result of the project delays we have experienced in the second half of 2012.

Cost of Revenue.     Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.9 million, or 2.9%, to $65.6 million in 2012, as compared to $63.7 million in 2011.

The comparative 2012 periodic year-over-year increase in reported cost of revenue, on an absolute dollar basis, is directly attributable to the overall growth in our service revenue during 2012. Increases in cost of revenue necessary to support our growth included an increase in billable consultant headcount, fringe-related expenses and billable consultant bonus expense.

On a year-over-year basis, the Company’s total number of billable consultants (excluding contractors) increased by 23, to 310 billable consultants at the end of 2012 compared to 287 billable consultants at the end of 2011.

Project and personnel costs represented 51.1% and 46.9% of total revenue during the years ended December 31, 2012 and 2011, respectively. The periodic change, as a percentage of total revenue, is primarily related to the decrease in billable consultant utilization (resulting in decreased service revenue) combined with increased comparative compensation-related expenses (salaries and fringe-related expenses) associated with the growth in the billable consultant base.

Software costs amounted to $6.5 million during the year ended December 31, 2012. The decrease in the 2012 software costs, as described under “—Revenue” above, is due primarily to the decrease in ERP-related software product sales. Software costs are expected to fluctuate depending on our customers’ demand for software.

Reimbursable expenses increased slightly in 2012, to $7.6 million, as compared to $7.4 million in 2011. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Gross Profit.     Gross profit in 2012 decreased by $(3.4) million, or (8.8)%, to $35.3 million, as compared to $38.7 million in 2011. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin) decreased to 35.0%, as compared to 37.8% in 2011.

Total gross margin decreased to 35.0% in the year ended December 31, 2012 compared to 37.8% in the year ended December 31, 2011. The comparative year-over-year decrease in total gross margin is directly related to the incremental salary and fringe-related expenses from the growth in our billable consultant headcount, the decrease in billable consultant utilization, the absence of $3.2 million of Fullscope’s process-related royalty revenue and the lost gross margin contribution associated with the decrease in software revenue. The overall decline in 2012 gross margin was lessened by the favorable impact of the software revenue recognized in connection with the Microsoft IP Sale.

During the year ended December 31, 2012, we increased billable consultant headcount by 23 consultants. The increase in billable consultants was reflective of forecasted growth in our service revenue combined with anticipated work to be performed under the Microsoft IP Sale. Given the time required to train and deploy newly hired consultants, we elected to hire and train consultants in our Oracle-based EPM and Microsoft Dynamics-based ERP service offerings ahead of anticipated demand.

We anticipate that our future quarterly gross margins may continue to be influenced by incremental gross margin contributions generated from software and service revenue under the Microsoft IP Sale.

Service revenue gross margins decreased to 37.9% in the year ended December 31, 2012 compared to 39.3% in the comparative 2011 period. The decrease in service gross margin is primarily reflective of the decreased billable consultant utilization rates, partially offset by the increase in our average daily billing rates.

Additionally, gross profit benefited from $2.7 million of royalty revenue in 2011, related to the Fullscope business process contracts, which are the contracts subject to the earnout agreement entered into in connection with the Fullscope Acquisition. The earnout period, and the related royalty revenue, concluded on June 30, 2011. No process-related royalty revenue was recognized by the Company during 2012.

Our 2012 utilization rate was 71.5%, a decrease from 2011 utilization rate of 75.8%, both of which are below our historical and targeted utilization ranges. The decrease in the 2012 utilization rate is reflective of the increase in billable headcount to support the growth in EPM- and ERP-related service revenue experienced during 2012 and anticipated during 2013.

Historically, the Company has targeted and operated at utilization rates ranging between 78% and 82%. We have been able to achieve our targeted utilization rates during periods in which we have been simultaneously engaged on several high-value, long-term projects. In the near-term, we do not anticipate that we will consistently generate utilization rates within our targeted ranges. This is largely due to the current spending habits and contract negotiation process of our customers, which tend to result in inconsistent, short-term, gated project implementation plans, which create volatility in the usage of our billable consultants over a long period of time.

Selling, General and Administrative (“SG&A”) Expense.     SG&A expense decreased (2.3)% to $31.6 million, as compared to SG&A expense of $32.3 million in 2011. SG&A expense, as a percentage of total revenue, was 31.3% and 31.5% in 2012 and 2011, respectively.

The 2012 decrease in SG&A expense is attributable to decreases in management-related salaries and wages, professional services, occupancy costs (the result of the partial lease abandonment recorded in the fourth quarter of 2011), and travel expenses (a function of the timing and location of our actively pursued pipeline targets). These decreases were partially offset by increases in sales-related salaries and wages (inclusive of commissions), a $550 thousand increase in the sales and use tax accrual associated with the Fullscope Embezzlement Issue, recruiting expenses, and stock-based compensation expense. Further, the Company recorded decreases to accrued contingent earnout consideration of $231 thousand during 2012, compared to a decrease of $1.4 million in 2011.

During 2010, in connection with our review of the impact of the discovered embezzlement activity upon Fullscope’s historical financial statements, the Company recorded a $950 thousand liability associated with potential pre-acquisition sales and use tax obligations. This liability was increased to $1.5 million during the second quarter of 2012. The potential sales and use tax-related liability was created by the methods employed to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period the amounts are determined to be probable of recovery from escrow.

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

We anticipate that the abandonment of the excess office space will result in a reduction of operating expense of approximately $2.2 million over the remaining life of the lease, which expires in July 2016. The Company will evaluate the assumption of estimated potential sub-lease income on a routine, periodic basis and record a period expense adjustment, when and if necessary, to reflect any changes to our original assumptions and estimates.

Depreciation and Amortization Expense.     Depreciation and amortization expense decreased by $(1.0) million, or (36.7)%, to $1.8 million, as compared to $2.8 million in 2011. Amortization expense decreased to $964 thousand in 2012, as compared to $2.0 million in 2011. The decrease in amortization expense during 2012 is the result of a reduction in the amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Operating Income.     The Company’s 2012 operating income improved by $601 thousand, to $1.9 million compared to $1.3 million in 2011. The 2012 increase in operating income is attributable to the current year growth in service revenue, the reduction in amortization expense, the absence of the $2.2 million lease abandonment charge recorded in 2011 and reductions in operating expenses associated with management-related salaries and wages, travel expenses and professional fees. The operating improvements derived from each of these items was lessened by the absence of $2.7 million in process-related royalty revenue, a reduction in year-over-year software revenue and the associated margin, an increase in billable consultant salary and fringe-related expenses due to the growth in billable consultant headcount and an increase in sales-related salary (including commissions) and fringe-related expenses.

Other (Income) Expense, Net.     Other expense, net totaled $67 thousand during 2012, as compared to other expense, net of $127 thousand in 2011. During 2012 and 2011, these amounts primarily represent the Company’s foreign currency exchange (gains)/losses.

Income Tax Provision.     We recorded a provision for income taxes of $401 thousand and $843 thousand for the years ended December 31, 2012 and 2011, respectively. Our 2012 and 2011 periodic income tax provision amounts were derived based upon federal and state income taxes (at statutory rates), foreign income taxes, changes in deferred tax assets and liabilities (and their related valuation allowance), uncertain tax positions and interest and penalties. Our effective tax rate was 21.7% and 71.0% for the years ended December 31, 2012 and 2011, respectively.

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

The current year income tax-related changes impacting our reported income tax expense are more fully described elsewhere herein, including “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Income Taxes.”

Net Income.     Net income increased $1.1 million, to $1.4 million, as compared to $344 thousand in 2011. The 2012 increase in net income is attributable to the current year growth in service revenue, the reduction in amortization expense, the absence of the $2.2 million lease abandonment charge recorded in 2011 and reductions in operating expenses associated with management-related salaries and wages, travel expenses and professional fees. The operating improvements derived from each of these items was lessened by the absence of $2.7 million in process-related royalty revenue, a reduction in year-over-year software revenue and the associated margin, an increase in billable consultant salary and fringe-related expenses due to the growth in billable consultant headcount and an increase in sales-related salary (including commissions) and fringe-related expenses. Each of these items are explained in further detail above.

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

On a year-over-year basis, the Company’s total number of billable consultants (excluding contractors) increased by 19, to 287 billable consultants at the end of 2011 compared to 268 billable consultants at the end of 2010.

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

Selling, General and Administrative (“SG&A”) Expense.    SG&A expense in 2011 increased 6.8% to $32.3 million, as compared to SG&A expense of $30.3 million in 2010. The increase in SG&A expense during the year ended December 31, 2011 is primarily reflective of increases attributable to the overall growth we have experienced in 2011. SG&A expense, as a percentage of total revenue, was 31.5% and 34.2% in 2011 and 2010, respectively.

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

Depreciation and Amortization Expense.    Depreciation and amortization expense in 2011decreased by $1.2 million, or 29.3%, to $2.8 million, as compared to $4.0 million in 2010. Amortization expense decreased to $2.0 million in 2011, as compared to $3.1 million in 2010. The decrease in amortization expense during 2011 is the result of a reduction in the amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010.

Operating Income (Loss).    The Company’s operating income in 2011 improved by $3.5 million, to $1.3 million compared to an operating loss of $(2.2) million in 2010. The 2011 improvement in operating income is attributable to the overall increase in comparative revenue, the associated improvements in gross margins and the 2011 reduction in amortization expense. The improvement in our 2011 operating income driven by these changes was partially offset by the increases in SG&A expense associated with our 2011 growth.

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

Net Income (Loss).    Net income (loss) in 2011 increased $23.9 million, to $344 thousand, as compared to a net loss of $(23.6) million in 2010. The change in reported net income (loss) is a direct result of the overall growth in 2011 revenue, the improvements in our gross margins, the reduction in 2011 amortization expense and the absence of tax expense associated with the full valuation allowance provided against the Company’s deferred tax assets recorded in 2010.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2012	2011	2010
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$8,836	$5,833	$698
Investing activities	(592)	(3,498)	4,098
Financing activities	(1,932)	(2,894)	222
Effects of exchange rates	6	(11)	(4)

Total cash provided by (used in) during the year	$6,318	$(570)	$5,014

As of December 31, 2012, we had cash and cash equivalents of $16.7 million, a $6.3 million increase from the December 31, 2011 balance of $10.3 million. During the year ended December 31, 2012, the Company made cash payments totaling $2.6 million for the repurchase of common stock. Working capital, which is defined as current assets less current liabilities, increased $1.6 million, to $18.5 million, as of December 31, 2012, as compared to $16.9 million as of December 31, 2011. Historically, we have used our operating cash flows, available cash and periodic sales of our common stock to finance ongoing operations and business combinations. We believe that our cash and cash equivalents will be sufficient to finance our working capital needs for at least the next twelve months. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, and possible business combinations. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1. — Business, Potential Future Strategies, Transactions and Changes.”

Cash flow from operating activities is driven by collections of fees for our consulting services, reselling of software products and, to a lesser extent until June 2011, the collection of royalties on software products sold to a third party. Cash used in operations predominantly relates to employee compensation, payments to third party software providers, rent expense and professional fees.

Accrued payroll and related liabilities fluctuate from period to period based on the timing of our normal payroll cycle and the timing of variable compensation payments. Annual components of our variable compensation plans are paid in the first quarter of the following year, causing fluctuations in cash flow from quarter to quarter.

Accounts payable and accrued expenses are most significantly impacted by the timing of payments required to be made to third-party software providers in connection with the resale of software products to our customers. Typically, a significant portion of our software sales occur at the end of the second quarter.

Net cash provided by operating activities was $8.8 million in 2012, as compared to net cash provided by operating activities of $5.8 million in 2011 and net cash provided by operating activities of $698 thousand in 2010. The primary components of operating cash flow during 2012 were net income of $1.4 million plus non-cash charges of $3.1 million (consisting primarily of depreciation and amortization, changes in fair value of contingent earnout consideration, provision for bad debts, and stock-based compensation), combined with a decrease in accounts receivable of $5.0 million. The primary components of operating cash flow during 2011 were net income of $344 thousand plus non-cash charges of $6.3 million (consisting of depreciation and amortization, partial lease abandonment and stock-based compensation), partially offset by an increase in accounts receivable of $3.6 million. The primary components of cash flow from operations for 2010 were the net loss of $(23.6) million plus the establishment of a full valuation allowance against the deferred tax assets of $21.9 million and other non-cash charges of $5.5 million plus an increase in accrued expenses of $2.3 million and decrease in accounts receivable of $1.4 million.

For the year ended December 31, 2012, net cash used in investing activities was $(592) thousand compared to net cash used in investing activities of $(3.5) million in 2011 and net cash provided by investing activities of $4.1 million in 2010. The 2012 uses of cash were driven by the purchase of property and equipment. The 2011 uses of investing cash were driven by the fourth quarter payment of $2.7 million to fund the escrow account in connection with the Fullscope contingent earnout. The Fullscope earnout period concluded on June 30, 2011 and no further purchase consideration can be earned. Net cash provided by investing activities in 2010 was driven by the redemptions of marketable securities offset by cash payments made in relation to the Fullscope and Meridian acquisitions.

Cash used in investing activities in 2012, 2011 and 2010 also included capitalized software development costs related to software to be used in the Microsoft Dynamics AX environment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(1.9) million in 2012 compared to $(2.9) million in 2011 and net cash provided by financing activities of $222 thousand in 2010. The 2012 and 2011 activities were driven by the repurchase of common stock in the amount of $2.6 million and $3.2 million, respectively, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, and partially offset by proceeds received from our employees related to our Employee Stock Purchase Plan. Financing activities in 2010 consisted of proceeds received from our Employee Stock Purchase Plan.

As a result of the above, our combined cash, cash equivalents, and marketable securities increased (decreased) by $6.3 million, $(570) thousand, and $5.0 million in 2012, 2011, and 2010, respectively. The aggregate of our cash, cash equivalents and marketable securities was $16.7 million, $10.3 million, and $10.9 million as of December 31, 2012, 2011, and 2010, respectively.

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of December 31, 2012, the only ongoing earnout period was related to the Meridian Acquisition.

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

On a routine basis, the Company reassesses the estimated fair value of contingent consideration and, during the third quarters of 2012 and 2011, reduced the carrying value of the accrued contingent consideration associated with the Meridian Acquisition by $231 thousand and $1.2 million, respectively. The reductions in the estimated fair value of the contingent consideration, as required by GAAP, were reflected as a credit in the Company’s consolidated statements of comprehensive income (loss). As of December 31, 2012, the Company is reporting no accrual related to the current fair value estimate of the contingent earnout consideration to be earned by the former Meridian stockholders, as we do not currently believe that the required performance measures necessary to qualify for contingent consideration will be achieved. The maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final earnout period is capped at $917 thousand. See “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Business Combinations.”

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

During the fourth quarter of 2012, the Company began to file and make payment upon amended sales and use tax returns related to the Fullscope Embezzlement and we expect to continue to do so through the first half of 2013. The Company fully expects to be reimbursed for payments made in relation to amended sales and use tax returns; however, reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We lease office space under noncancellable operating lease arrangements through 2016. Rent expense was approximately $1.2 million, $1.6 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In December of 2011, the Company abandoned a portion of our leased facility due to a shift in the deployment of our billable resources. Customer demand for onsite consulting lessened our need for leased office space. As a result, we have abandoned part of our leased facility space and recorded a non-cash charge of $2.2 million (recorded as selling, general and administrative expense in our consolidated statement of comprehensive income (loss)). The related accrual is recorded at fair value on our balance sheet and will be remeasured on a routine periodic basis.

Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total
	(In thousands)
Operating leases	1,518	4,099	5	-	5,622

Total (1)	1,518	4,099	5	-	5,622

(1)	Excluded from the above table is $456 thousand of gross liability for uncertain tax positions recorded in accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 2012. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Income Taxes” included elsewhere herein.

Recently Issued Accounting Pronouncements

Refer to “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” included elsewhere herein for a discussion of recent accounting changes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments is held for trading purposes. We did not purchase derivative financial instruments in 2012 or 2011. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

For the last three years, the impact of inflation and changing prices has not been material on revenues or income from continuing operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Technology, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 8, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edgewater Technology, Inc.

Wakefield, Massachusetts:

We have audited the accompanying consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows of Edgewater Technology, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows Edgewater Technology, Inc. and subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2011

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$16,651	$10,333
Accounts receivable, net of allowance of $250 and $300, respectively	18,281	23,307
Prepaid expenses and other current assets	1,418	763

Total current assets	36,350	34,403

Property and equipment, net	1,949	2,429
Intangible assets, net	1,194	2,079
Goodwill	12,049	12,049
Other assets	247	238

Total assets	$51,789	$51,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$593	$1,858
Accrued liabilities	14,280	13,934
Accrued contingent earnout consideration	-	126
Deferred revenue	2,969	1,569
Capital lease obligations, current	-	52

Total current liabilities	17,842	17,539

Other liabilities	1,272	1,841
Accrued contingent earnout consideration	-	105

Total liabilities	19,114	19,485

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 10,897 and 11,311 shares outstanding as of December 31, 2012 and 2011, respectively	297	297
Paid-in capital	213,238	213,282
Treasury stock, at cost, 18,839 and 18,425 shares at December 31, 2012 and 2011, respectively	(125,806)	(125,389)
Accumulated other comprehensive loss	(123)	(99)
Accumulated deficit	(54,931)	(56,378)

Total stockholders’ equity	32,675	31,713

Total liabilities and stockholders’ equity	$51,789	$51,198

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Service revenue	$83,137	$79,239	$68,843
Software revenue	10,190	13,064	11,508
Royalty revenue	-	2,734	2,341
Reimbursable expenses	7,554	7,406	5,853

Total revenue	100,881	102,443	88,545

Cost of revenue:
Project and personnel costs	51,594	48,078	42,640
Software costs	6,454	8,262	7,977
Reimbursable expenses	7,554	7,406	5,853

Total cost of revenue	65,602	63,746	56,470

Gross profit	35,279	38,697	32,075

Operating expenses:
Selling, general and administrative	31,563	32,307	30,263
Lease abandonment expense	-	2,230	-
Depreciation and amortization	1,801	2,846	4,023

Total operating expenses	33,364	37,383	34,286

Operating income (loss)	1,915	1,314	(2,211)

Other expense (income), net	67	127	(34)

Income (loss) before income taxes	1,848	1,187	(2,177)
Tax provision	401	843	21,395

Net income (loss)	$1,447	$344	$(23,572)

Comprehensive income (loss):
Currency translation adjustment	(24)	(51)	(54)

Total comprehensive income (loss)	$1,423	$293	$(23,626)

Income (loss) per share:
Basic net income (loss) per share of common stock	$0.13	$0.03	$(1.93)

Diluted net income (loss) per share of common stock	$0.13	$0.03	$(1.93)

Shares used in computing basic net income (loss) per share of common stock	11,180	12,038	12,195

Shares used in computing diluted net income (loss) per share of common stock	11,589	12,048	12,195

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (loss)	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2010	29,736	$297	$213,531	(17,604)	$(125,568)	$6	$(33,150)	$55,116
Issuance of common stock related to employee stock plans	-	-	(1,007)	181	1,448	-	-	441
Issuance of restricted stock awards	-	-	(232)	29	232	-	-	-
Share-based compensation expense	-	-	1,034	-	-	-	-	1,034
Currency translation adjustment	-	-	-	-	-	(54)	-	(54)
Net loss	-	-	-	-	-	-	(23,572)	(23,572)

BALANCE, December 31, 2010	29,736	297	213,326	(17,394)	(123,888)	(48)	(56,722)	32,965
Issuance of common stock related to employee stock plans	-	-	(1,365)	231	1,848	-	-	483
Repurchases of common stock	-	-	-	(1,247)	(3,229)	-	-	(3,229)
Forfeiture of restricted stock awards	-	-	120	(15)	(120)	-	-	-
Share-based compensation expense	-	-	1,201	-	-	-	-	1,201
Currency translation adjustment	-	-	-	-	-	(51)	-	(51)
Net income	-	-	-	-	-	-	344	344

BALANCE, December 31, 2011	29,736	297	213,282	(18,425)	(125,389)	(99)	(56,378)	31,713
Issuance of common stock related	-	-
to employee stock plans	-	-	(1,463)	280	2,226	-	-	763
Repurchases of common stock	-	-	-	(694)	(2,643)	-	-	(2,643)
Share-based compensation expense	-	-	1,419	-	-	-	-	1,419
Currency translation adjustment	-	-	-	-	-	(24)	-	(24)
Net income	-	-	-	-	-	-	1,447	1,447

BALANCE, December 31, 2012	29,736	$297	$213,238	(18,839)	$(125,806)	$(123)	$(54,931)	$32,675

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,447	$344	$(23,572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	1,957	2,885	4,023
Provision for doubtful accounts	(50)	(295)	113
Deferred income taxes	(28)	58	21,108
Share-based compensation	1,419	1,201	1,034
Amortization of marketable securities discounts (premiums), net	-	-	(115)
Excess tax benefits from stock options	-	-	(1)
Loss on sale of marketable securities	-	-	4
Loss on disposal of fixed assets	-	11	-
Change in fair value of contingent earnout consideration	(231)	144	400
Lease abandonment	-	2,230	-
Changes in operating accounts:
Accounts receivable	5,046	(3,558)	(1,398)
Prepaid expenses and other current assets	(660)	274	608
Other assets	(11)	(63)	(74)
Accounts payable and accrued liabilities	(2,755)	1,925	(2,335)
Accrued payroll and related liabilities	1,302	1,047	1,234
Deferred revenue	1,400	(370)	(331)

Net cash provided by operating activities	8,836	5,833	698

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	-	702
Redemptions of marketable securities	-	-	6,877
Purchase of Fullscope Inc., net of cash acquired	-	(2,713)	(1,415)
Purchase of Meridian Consulting International, net of cash acquired	-	-	(1,586)
Capitalization of product development costs	(235)	(267)	(112)
Purchases of property and equipment	(357)	(518)	(368)

Net cash (used in) provided by investing activities	(592)	(3,498)	4,098

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on capital leases	(52)	(148)	(220)
Proceeds from employee stock purchase plans and stock option exercises	763	483	441
Excess tax benefits from stock options	-	-	1
Repurchases of common stock	(2,643)	(3,229)	-

Net cash (used in) provided by financing activities	(1,932)	(2,894)	222

Effects of exchange rates on cash	6	(11)	(4)
Net increase (decrease) in cash and cash equivalents	6,318	(570)	5,014
CASH AND CASH EQUIVALENTS, beginning of period	10,333	10,903	5,889

CASH AND CASH EQUIVALENTS, end of period	$16,651	$10,333	$10,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$10	$23

Cash paid for income taxes	$549	$450	$1,933

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial fair value estimate of contingent earnout consideration	$-	$-	$1,200

Issuance (forfeiture) of restricted stock awards	$-	$(120)	$232

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company”, “we”, or “our”) is a strategic consulting firm that brings a synergistic blend of classic consulting and product-based consulting services to our customer base. Headquartered in Wakefield, Massachusetts, we typically go to market both vertically by industry and horizontally by product and technology specialty and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to reduce costs, improve process and increase revenue through the judicious use of technology.

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

Cash and Cash Equivalents –

Cash and cash equivalent balances consist of deposits and investments in money market funds. All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. The Company’s cash equivalents consisted of $4.1 million in money market funds as of December 31, 2012 and 2011.

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

Product Development Costs–

The Company periodically develops software modules to be used within the Microsoft Dynamics AX environment. Capitalization of qualified software development costs begins upon the establishment of technological feasibility. Amortization of capitalized software development costs, which is recorded as a component of cost of revenue, is provided on a product-by-product basis, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. At each balance sheet date, the Company evaluates the unamortized capitalized software development costs for potential impairment by comparing the net unamortized balance to the net realizable value of the products. The Company capitalized a total of $235 thousand and $267 thousand in software development costs during the years ended December 31, 2012 and 2011, respectively. Amortization expense of $156 thousand and $39 thousand has been recorded (within software costs on the consolidated statements of comprehensive income (loss)) during the years ended December 31, 2012 and 2011, respectively. No amortization expense was recorded during the year ended December 31, 2010, as no products with capitalized costs had been released for commercial sale.

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

Lease Abandonment –

In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a 2011 fourth-quarter, non-cash operating expense charge of approximately $2.2 million and recorded a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long term liabilities within the consolidated balance sheets). The short and long term components of the lease abandonment accrual were $580 thousand and $1.2 million, respectively as of December 31, 2012.

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

Goodwill is evaluated for impairment using a two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing the Guideline Company Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The 2012 analysis confirmed that fair values exceeded carrying values and, therefore, no impairment existed, and accordingly, a second step analysis was not deemed necessary.

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

The revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. We routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract. If we do not have a sufficient basis to

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on contracts during the years ended December 31, 2012, 2011, or 2010.

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

In June 2012, Microsoft purchased Edgewater Fullscope’s Process Industries 2 (“PI2”) software and intellectual property for an aggregate of $3.25 million. The sale of PI2 also included services and represents a significant multiple element contract which the Company entered into during the second quarter of 2012. This contract includes $3.25 million of license consideration and subsequent development and training services. We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. We have determined that the license does not have stand-alone value without the services, and thus the license and services are being accounted for as one unit. We will continue to recognize revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement. We recognized $788 thousand of license-related revenue, reported as Software revenue in our consolidated statement of comprehensive income, during the year ended December 31, 2012.

During 2011 and 2010, we received royalty revenue in connection with the sale of Microsoft Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were sold to Microsoft in June 2009. Royalty revenues earned were determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by Microsoft. Royalties were recognized as earned in accordance with the contract terms when royalties from licensees could be reasonably estimated and collectability was reasonably assured. The Software Modules contract expired in June 2011, and no revenue has been recognized since the expiration of this contract.

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

Other Expense (Income), Net –

The following table represents the components of other expense (income), net:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Interest income	$(6)	$(5)	$(32)
Interest expense	-	10	15
Loss (gain) on foreign exchange transactions	73	122	(17)

Other expense (income), net	$67	$127	$(34)

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Earnings Per Share –

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands, Except Per Share Data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$1,447	$344	$(23,572)

Weighted average common shares outstanding	11,180	12,038	12,195

Basic net income (loss) per share of common stock	$0.13	$0.03	$(1.93)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$1,447	$344	$(23,572)

Weighted average common shares outstanding	11,180	12,038	12,195
Dilutive effects of stock options	409	10	-

Weighted average common shares, assuming dilutive effect of stock options	11,589	12,048	12,195

Diluted net income (loss) per share of common stock	$0.13	$0.03	$(1.93)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1.7 million, 3.6 million and 1.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. Options to purchase 34 thousand shares of common stock that were outstanding during the year ended December 31, 2010 were not included in the computation of diluted net loss per share due to the reported periodic loss. As of December 31, 2012 and 2011, there were approximately 4.1 million and 3.7 million share-based awards outstanding under the Company’s equity plans, respectively.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance coverage will revert to $250 thousand per depositor at each financial institution and our non-interest bearing cash balances may again exceed federally insured limits. The Company had $14.1 million of cash and equivalents in interest bearing accounts at financial institutions at December 31, 2012.

The Company has historically incurred minimal credit losses. No customer balances were in excess of 10% of the Company’s total receivables balance as of December 31, 2012 or 2011.

For the years ended December 31, 2012, 2011, and 2010, no customer represented 10% or more of the Company’s total revenue or total service revenue. For the years ended December 31, 2012, 2011, and 2010, our five largest customers represented 14.8%, 11.1%, and 15.3% of our service revenue in the aggregate, respectively.

Comprehensive Income (Loss) –

Comprehensive income (loss) consists of periodic currency translation adjustments.

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

The assumptions used in computing the fair value of share-based awards reflect management’s best estimates but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control. As a result, if other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2012, 2011, and 2010 could have been materially different. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially impacted in the future.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. As we do not have any indefinite lived intangible assets other than goodwill, we do not expect this update to have a significant impact on our financial statements.

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

As of December 31, 2012 and December 31, 2011, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market funds and the accrued contingent earnout consideration payable in connection with the Meridian Acquisition, which is more fully described in Note 4.

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
Balance at December 31, 2012:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

Balance at December 31, 2011:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

Financial liabilities:
Contingent earnout consideration	$231	$-	$-	$231

Total financial liabilities	$231	$-	$-	$231

The Company has classified its liability for contingent earnout consideration related to its acquisition of Meridian within Level 3 of the fair value hierarchy because the fair values are determined using significant unobservable inputs, which included probability weighted cash flows.

The Company did not transfer any financial instruments into or out of Level 3 classification during 2012, 2011 or 2010. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2012, 2011 and 2010 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at January 1, 2010	$1,200
Initial fair value of contingent earnout consideration related to Meridian Acquisition	1,200
Change in fair value of earnout consideration (included within selling, general and administrative expense)	400

Balance at December 31, 2010	2,800
Change in fair value of earnout consideration (included within selling, general and administrative expense)	144
Funding of Fullscope contingent earnout consideration escrow	(2,713)

Balance at December 31, 2011	231
Change in fair value of earnout consideration (included within selling, general and administrative expense)	(231)

Balance at December 31, 2012	$-

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATION:

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

The Company initially estimated total fair value of the purchase price consideration to be $2.8 million. The initial cash consideration paid at closing was $1.6 million. The cash paid at closing consisted of the $1.75 million purchase price less $164 thousand attributable to a net working capital adjustment. The initial cash consideration paid by the Company was increased by $1.2 million, representing the adjusted fair value estimate of additional contingent earnout consideration that may be earned by the former stockholders of Meridian, which is described in more detail below.

In connection with the Meridian Acquisition, shareholders had the possibility of earning up to an additional $2.8 million in consideration based upon financial performance during three annual earnout periods through May 2013.

In May 2011 and 2012, Meridian completed its first and second twelve-month earnout periods, respectively, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration related to the first or second earnout periods. The Company, as of December 31, 2012, has not accrued for future contingent earnout consideration payable to the former Meridian stockholders related to the completion of the third twelve-month earnout period, based on currently projected financial performance. As of December 31, 2012, the maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final earnout period is capped at $917 thousand.

The following is a summary of the changes in the recorded amount of contingent consideration liabilities related to the Meridian Acquisition:

Year	Beginning Balance	Additions/ (Payments)	Changes in Fair Value of Contingent Consideration	Ending Balance
(In Thousands)
2012	$231	$-	$(231)	$-

2011	$1,300	$-	$(1,069)	231

2010	-	$1,200	$100	$1,300

Following is a summary of the potential contingent consideration the Company may be required to pay in connection with completed acquisitions as of December 31, 2012:

		Maximum Contingent Consideration Due As of December 31, 2012
Acquisition	Original Range of Potential Undiscounted Payments	2013	Total
	(In Thousands)
Meridian	$ 0-$2,750	$917	$917

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	BUSINESS COMBINATION (Continued):

In addition to the above payments, the Company incurred approximately $394 thousand in direct transaction costs, which was expensed (within selling, general and administrative expense on the consolidated statement of comprehensive income (loss)) as incurred.

The Meridian measurement period was completed by December 31, 2010. Accordingly, subsequent adjustments to the original fair value estimates are reported as a periodic operating expense. In connection with its routine periodic assessment of performance against contractually defined earnout criteria, the Company recognized credits of $231 thousand and $1.1 million (reported within selling, general and administrative expenses) relating to the changes in fair value of contingent earnout consideration, due to the underperformance of Meridian during the years ended December 31, 2012 and 2011, respectively.

The Meridian Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing May 18, 2010, are included in the Company’s accompanying consolidated statement of comprehensive income (loss).

The Company recorded total revenues of $601 thousand and a net loss of $(274) in its consolidated statements of comprehensive income (loss) for the year ended December 31, 2010 related to the Meridian business.

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

Included in accounts receivable are unbilled amounts totaling approximately $1.8 million and $2.2 million at December 31, 2012 and 2011, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any probable losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Balance at beginning of year	$300	$595	$490
Provisions for doubtful accounts	21	-	113
Charge-offs, net of recoveries	(71)	(295)	(8)

Balance at end of year	$250	$300	$595

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2012	2011
	(In Thousands)
Furniture, fixtures and equipment	$1,544	$1,541
Computer equipment and software	1,327	1,198
Leasehold improvements	3,131	3,153

	6,002	5,892
Less accumulated depreciation and amortization	(4,053)	(3,463)

Total	$1,949	$2,429

Depreciation expense related to property and equipment for the years ended December 31, 2012, 2011, and 2010 totaled approximately $837 thousand, $875 thousand, and $879 thousand, respectively. The Company disposed of $251 and $856 thousand of equipment that was no longer in use during the years ended 2012 and 2011, respectively. A loss on disposal of property and equipment of $11 thousand was recognized in the year ended December 31, 2011. No gain or loss on disposal was recognized during the years ended December 31, 2012 or 2010.

The above table of property and equipment includes assets under capital leases as listed below.

	December 31,
	2012	2011
	(In Thousands)
Furniture, fixtures and equipment	$999	$999
Less accumulated depreciation and amortization	(999)	(951)

Total	$-	$48

7.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

Goodwill
(In Thousands)
Balance at January 1, 2011	$12,049
Adjustments to goodwill in 2011	-

Balance at December 31, 2011	12,049
Adjustments to goodwill in 2012	-

Balance at December 31, 2012	$12,049

Cumulative goodwill impairment charges of $54.6 million (related to impairments recognized in 2002 and 2008) are reflected in the ending goodwill balance at December 31, 2012.

As of December 31, 2012, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company in 2009 and 2010 and capitalized internally developed software costs.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Other net intangibles amounted to $1.2 million and $2.1 million as of December 31, 2012 and 2011, respectively. Following is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2012
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount

	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,434	$426
Customer relationships	10,378	-	10,065	313
Asset purchase agreement	1,400	-	1,400	-
Trade name and trademark	600	-	554	46
Capitalized product development costs	603	-	194	409

	$16,841	$-	$15,647	$1,194

	December 31, 2011
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount

	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,149	$711
Customer relationships	10,378	-	9,463	915
Asset purchase agreement	1,400	-	1,400	-
Trade name and trademark	600	-	481	119
Capitalized product development costs	373	-	39	334

	$16,611	$-	$14,532	$2,079

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 7.5 years
Asset purchase agreement	1.5 years
Trade name and trademark	5 years
Capitalized product development costs	3 years

Intangible assets are amortized assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. The weighted average amortization period for all intangible assets subject to amortization was 2.5 years, 3.0 years and 3.5 years as of December 31, 2012, 2011 and 2010, respectively. Amortization expense related to all intangible assets was $1.1 million, $2.0 million and $3.1 million in 2012, 2011 and 2010, respectively.

Amortization of $156 thousand and $39 thousand related to capitalized software development costs were included within cost of revenue (specifically within software expense) on the consolidated statements of

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

comprehensive income (loss) for the year ended December 31, 2012 and 2011, respectively. There was no amortization associated with capitalized software development costs during the year ended December 31, 2010.

Estimated annual amortization expense for the next five years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization Expense
(In Thousands)
2013	$738
2014	349
2015	100
2016	5
2017	-

8.	ACCRUED EXPENSES:

Components of accrued expenses consisted of the following:

	December 31,
	2012	2011
	(In Thousands)
Accrued commissions	$2,229	$2,598
Accrued bonuses	2,245	2,562
Accrued vacation	1,838	1,741
Accrued software expense	1,668	393
Accrued sales and use tax	1,482	1,026
Accrued payroll related liabilities	1,364	1,222
Income tax related accruals	498	605
Short-term portion of lease abandonment accrual	580	580
Deferred rent	526	439
Other accrued expenses	1,850	2,768

Total	$14,280	$13,934

9.	INCOME TAXES:

The Company is subject to U.S. federal tax as well as income tax in multiple states, local and foreign jurisdictions. The Company’s 2004 through 2012 tax years are open and may be subject to examination by these taxing authorities. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax provision (benefit).

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Significant components of the Company’s income tax provision consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Current tax expense:
Federal	$-	$-	$20
State	263	650	90
Foreign	93	57	98

	356	707	208
Deferred tax expense (benefit):
Federal	1,178	333	(930)
State	173	49	(203)
Foreign	-	-	360
Change in valuation allowance	(1,323)	(324)	21,881

	28	58	21,108

Unrecognized tax benefit	17	78	79

Income tax provision	$401	$843	$21,395

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$24,883	$25,588
Acquired intangible assets	8,121	8,943
Reserves and accruals	2,149	2,779
Share-based compensation	2,438	1,938
Depreciation	268	160
Total deferred income tax assets	37,859	39,408

Deferred income tax liabilities:
Acquired intangible assets	(213)	(405)
Other	(6)	(12)

Total deferred income tax liabilities	(219)	(417)
Valuation allowance	(37,726)	(39,049)

Deferred income tax liability, net	$(86)	$(58)

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2012		December 31, 2011
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$1,119	$36,610	$2,401	$37,162
Liabilities	(3)	(86)	(6)	(566)
Valuation allowance	(1,110)	(36,616)	(2,395)	(36,654)

Net deferred tax liability	$6	$(92)	$-	$(58)

The Company has recorded the current portion of the net deferred tax liability within prepaid expenses and other current assets and the long term portion within other liabilities on our consolidated balance sheets.

Significant deferred tax attributes and current activity within the Company’s deferred tax accounts included the following:

Net Operating Loss Carryforwards and Credits:    As of December 31, 2012, we had tax affected net operating loss carryforwards for federal income tax purposes of approximately $21.0 million and alternative minimum, worker’s opportunity and foreign tax credits of approximately $2.1 million, which expire at various intervals through 2030. However, $16.5 million of the Company’s federal net operating loss carryforwards and $1.0 million of worker’s opportunity tax credits are set to expire in 2020. Additionally, the Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization. The Company has various tax affected net operating loss carryforwards for state income tax purposes of approximately $1.2 million which expire at various intervals through 2032.

Deferred tax liability:    The Company’s deferred tax liability is created by goodwill as a result of the Meridian Acquisition. In accordance with ASC 350, deferred tax liabilities resulting from the different treatment of goodwill for book and tax purposes cannot offset deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to recognize the tax effects of amortizing this goodwill for tax purposes. The deferred tax liability as a result of the goodwill associated with the Meridian Acquisition is $86 thousand and $58 thousand as of December 31, 2012 and 2011, respectively. For tax purposes, goodwill generated from the Meridian Acquisition amounted to $1.3 million and is deductible over a 15-year period.

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Balance, beginning of year	$39,049	$39,373	$17,492
Additions	-	-	21,881
Reductions, net	(1,323)	(324)	-

Balance, end of year	$37,726	$39,049	$39,373

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

We have net deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits.

Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. We assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our net deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (accumulated deficit position and essentially breakeven operating results on a trailing three-year basis) as it relates to evaluating the future recoverability of our deferred tax assets.

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

During 2012, we continued, on a routine periodic basis, to evaluate the future recoverability of our deferred tax assets. In our periodic assessments of positive evidence (improved financial performance and profitability) and negative evidence (accumulated deficit position and essentially breakeven operating results on a trailing three-year basis), we concluded that it was not more than likely that the Company would be able to fully realize future economic benefit from our deferred tax assets and accordingly, continue to apply a full valuation allowance against our deferred tax attributes as of December 31, 2012.

Valuation allowances have been established for U.S. and certain foreign deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income (loss) from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of comprehensive income (loss) result from the following:

	Year Ended December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$628	34.0%	$404	34.0%	$(740)	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	174	9.4	435	36.6	60	(2.7)
Tax rate difference on foreign income taxes	188	10.1	222	18.7	(54)	2.4
Non-deductible transaction costs, intangible assets and goodwill amortization charges and other permanent items	676	36.5	76	6.5	79	(3.6)
Increase (decrease) in valuation allowance against certain deferred tax assets	(1,323)	(71.6)	(324)	(27.3)	21,881	(1005.2)
Unrecognized tax benefits	17	0.9	78	6.6	79	(3.6)
Other, net	41	2.4	(48)	(4.1)	90	(4.1)

	$401	21.7%	$843	71.0%	$21,395	(982.8)%

In accordance with our evaluation of unrecognized tax benefits, we have established a liability representing our estimated amount of unrecognized tax benefits, plus an additional provision for penalties and interest. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Gross unrecognized tax benefits at beginning of year	$155	$203	$155
Increases in tax positions in the current year	-	-	48
Settlements	(15)	(48)	-

Gross unrecognized tax benefits at end of year	$140	$155	$203

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statements of comprehensive income (loss). As of December 31, 2012 and 2011, accrued interest and penalties was $316 thousand and $285 thousand, respectively.

As of December 31, 2012, the $140 thousand tax benefit, if recognized, would reduce our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the Plan were approximately $540 thousand, $490 thousand and $411 thousand in each of the years ended December 31, 2012, 2011, and 2010.

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

Share-Based Compensation Plans

The Company has five share-based compensation plans which are described below: the Amended and Restated 1996 Stock Option Plan (“1996 Plan”), the Amended and Restated 2000 Stock Option Plan (“2000 Plan”), the 2003 Equity Incentive Plan (“2003 Plan”), the 2008 Omnibus Incentive Plan (“2008 Plan”), and the 2012 Omnibus Incentive Plan (“2012 Plan”), collectively the “Equity Plans.” Specifics related to each plan are as follows:

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

2008 Plan: The 2008 Plan provides for a broad range of awards, including stock options and awards of restricted shares of the Company’s common stock. The 2008 Plan authorizes the issuance of 1.5 million shares of the Company’s common stock. The 2008 Plan became effective on June 11, 2008.

2012 Plan: The 2012 Plan provides for a broad range of awards, including stock options and awards of restricted shares of the Company’s common stock. The 2012 Plan authorizes the issuance of 1.1 million shares of the Company’s common stock. The 2012 Plan became effective on June 6, 2012.

As of December 31, 2012, there are 317,753; 950; 31,061; and 805,070 shares available for future grant under the 2000 Plan, 2003 Plan, 2008 Plan, and 2012 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006.

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

During the years ended December 31, 2012 and 2011, the Company granted options to purchase 938,757 and 1,136,540 shares of common stock, respectively, principally as part of a long-term incentive program and in connection with the Company’s Board of Director compensation program. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 22.5% (in all periods presented) to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

The share-based compensation expense and its classification in the statements of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Project and personnel costs	$366	$343	$323
Selling, general and administrative	1,053	858	711

Total share-based compensation expense	$1,419	$1,201	$1,034

The fair value of each option award granted during 2012, 2011, and 2010, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2012	2011	2010
Expected volatility	52.4%	53.8%	50.5%
Expected dividend yield	-%	-%	-%
Expected life (in years)	3.86	3.61	3.62
Risk-free interest rate	0.4%	1.1%	1.3%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2012, 2011 and 2010 was $1.53, $1.25 and $1.14 per share, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2011	2,773,165	$4.25
Granted	1,136,540	3.11
Exercised	-	-
Forfeited or expired	(179,132)	4.68

Outstanding at December 31, 2011	3,730,573	3.88	4.35	$29
Granted	938,757	3.85
Exercised	(99,541)	2.69
Forfeited or expired	(460,252)	4.35

Outstanding at December 31, 2012	4,109,537	$3.85	4.42	$2,019

Vested and expected to vest at December 31, 2012	3,731,026	$3.88	4.08	$1,886

Exercisable at December 31, 2012	2,427,264	$4.01	3.39	$1,426

The total intrinsic value of stock options exercised during 2012 and 2010 was approximately $103 thousand and $2 thousand, respectively. No stock options were exercised during 2011.

2003 Equity Incentive Plan,2008 Omnibus Incentive Plan, and 2012 Omnibus Incentive Plan — Restricted Share Awards

The 2003 Plan, the 2008 Plan, and 2012 Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors (the “Restricted Share Plans”). Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a 5-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2012, 9 thousand restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

No restricted share awards were issued to employees during the year ended December 31, 2012 or 2011. During the year ended December 31, 2010, the Company issued 30,000 restricted share awards to employees at a purchase price of $0.01 per share. Additionally, the Company recognized share-based compensation expense of $18 thousand, $56 thousand and $235 thousand during the years ended December 31, 2012, 2011 and 2010, respectively related to restricted share awards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	55,470	$4.83
Granted	-	-
Vested	(25,010)	6.25
Forfeited or expired	(15,000)	2.97

Non-vested at December 31, 2011	15,460	4.33
Granted	-	-
Vested	(6,460)	6.23
Forfeited or expired	-	-

Non-vested at December 31, 2012	9,000	$2.97

Expected to vest at December 31, 2012	9,000	$2.97

The total fair value of stock awards vested during the years ended December 31, 2012, 2011 and 2010 was $24 thousand, $72 thousand and $133 thousand, respectively.

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

The 2008 ESPP Plan offers eligible employees the option to purchase the Company’s common stock at 85% of the lower of the closing price, as quoted on NASDAQ, on either the first trading day or the last trading day of the quarterly purchase period. Enrollment periods occur on January 1 and July 1. Purchases occur every three months. The 2008 ESPP Plan is designed to qualify for certain tax benefits for employees under section 423 of the Internal Revenue Code.

During the year ended December 31, 2012, 2011, and 2010, the Company issued 176,375; 231,004 and 199,144 shares, respectively, to employees under the 2008 ESPP Plan.

The fair value of each 2008 ESPP Plan offering was estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

	Year Ending December 31,
	2012	2011	2010
Expected volatility	52.5%	53.4%	32.7%
Expected dividend yield	-%	-%	-%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.1%	0.1%	0.1%

The weighted-average fair value of the shares issued under the 2008 ESPP Plan in 2012, 2011, and 2010, based upon the assumptions in the preceding table, was $0.78, $0.69 and $0.76, respectively.

Compensation Expense

As of December 31, 2012, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.9 million and is expected to be recognized over a weighted average period of 1.4 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and 2008 ESPP Plan issuances. Shares may also be issued from unissued share reserves.

12.	CAPITAL STOCK:

Common and Preferred Stock -

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2012 and 2011, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2012 and 2011.

Stock Repurchase Program -

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $13.5 million (the “Purchase Authorization”) and was scheduled to expire on September 21, 2012 (the “Repurchase Period”). In September 2012, the Board approved both a $2.6 million increase to the Purchase Authorization, to $16.1 million, and an extension of the Repurchase Period to September 20, 2013. As of December 31, 2012, there was $4.5 million of remaining Purchase Authorization under the Stock Repurchase Program.

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

The Company repurchased a total of 694 thousand and 1.2 million shares of common stock during the years ended December 31, 2012 and 2011, respectively, at an aggregate purchase price of $2.6 million and $3.2 million, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.	LEASE ABANDONMENT:

In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a non-cash operating charge of $2.2 million in the fourth quarter of 2011 and recorded a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long-term liabilities within the consolidated balance sheets). The lease abandonment charge was calculated based on the net of future contractually obligated lease payments and an estimate of potential sub-lease income (which took into account current market rates and occupancy levels).

14.	COMMITMENTS AND CONTINGENCIES:

Commitments.    We lease office space and certain equipment under operating leases that expire at various times through 2016. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, were as follows:

Year Ending December 31,	Abandoned Lease	Operating Leases

	(In Thousands)
2013	591	927
2014	626	917
2015	626	870
2016	469	591
Thereafter	-	5

	$2,312	$3,310

Rent payments under operating leases were $1.6 million, $1.6 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company had approximately $456 thousand and $439 thousand of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of December 31, 2012 and 2011, respectively.

During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand. As of December 31, 2012, the accrual for pre-acquisition sales and use tax exposure was $1.5 million. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts

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

During the fourth quarter of 2012 the Company began to file tax returns and pay sales and use tax liabilities related to the Fullscope Embezzlement, and we expect to continue to do so through the first half of 2013. The Company fully expects to be reimbursed for payments made in relation to amended sales and use tax returns, however reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

15.	SALE OF INTELLECTUAL PROPERTY

In June 2012, Microsoft purchased Edgewater Fullscope’s PI2 software and intellectual property for an aggregate of $3.25 million. The sale of PI2 also included services and represents a significant multiple element contract which the Company entered into during the second quarter of 2012. This contract includes $3.25 million of license consideration and subsequent development and training services. We have determined that the license does not have stand-alone value without the services, and thus the license and services are being accounted for as one unit. We will continue to recognize revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement. We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. We recognized $788 thousand of license-related revenue, reported as Software revenue in our consolidated statement of comprehensive income (loss), during the year ended December 31, 2012.

16.	UNAUDITED SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION:

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2012 and 2011. The quarterly operating results are not necessarily indicative of future results of operations.

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$25,281	$27,187	$24,165	$24,248	$100,881
Gross profit	8,565	9,460	8,812	8,442	35,279
Net income	175	134	793	345	1,447
Basic income per share	$0.02	$0.01	$0.07	$0.03	$0.13
Diluted income per share	$0.02	$0.01	$0.07	$0.03	$0.13

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$23,594	$27,396	$25,048	$26,405	$102,443
Gross profit	8,598	10,827	9,366	9,906	38,697
Net income (loss) (1)	310	395	1,545	(1,906)	344
Basic income (loss) per share	$0.03	$0.03	$0.13	$(0.17)	$0.03
Diluted income (loss) per share	$0.03	$0.03	$0.13	$(0.17)	$0.03

(1)	Net loss for the fourth quarter of 2011 includes a $2.2 million non-cash lease abandonment charge.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2013. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors — Nominees for Election” and “Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2013.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership —Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2013.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance — Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2013.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c) (3), (d) (4) and (d) (5) of Item 407 of Regulation S-K is incorporated by reference to the material under caption “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance — Compensation of Outside Directors”, “Corporate Governance — Outside Directors Compensation Table for 2012,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2013.

The “ Compensation Committee Report” contained in our proxy statement shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Equity Compensation Plans” and “Stock Ownership — Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A is incorporated herein by reference to the material under the captions “Corporate Governance — Board and Board Committee Matters – Audit Committee”, “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements required by Item 15 are included and indexed in Part II, Item 8.

(a)	2.	Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

(a)	3.	See “Exhibit Index” on the following pages.

(a) 3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of December 10, 2007, by and among Edgewater Technology-Ranzal, Inc., Vertical Pitch, LLC and Daniel Gudal (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 12, 2007).*

2.2	Agreement and Plan or Merger and Reorganization dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and Rurik G. Vandevenne (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 5, 2010).*

2.3	Earnout Agreement dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and the Designated Agent, on behalf of the Agent Committee and the Stockholders (Incorporated by reference from Exhibit 2.3 to the Company’s Form 10-K filed with the SEC on March 15, 2010).

2.4	Asset Purchase Agreement dated as of May 17, 2010, by and among Edgewater Technology-Meridian, Inc., Meridian Consulting International LLC and Andrew Starks, Ryan Meester and Ricardo Rasche (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on May 18, 2010).*

2.5	Asset Purchase Agreement, dated as of June 29, 2012, between Microsoft Corporation and Fullscope, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 6, 2012).* (2)

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on May 13, 2011).

3.2	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 28, 2007).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on March 12, 2012).

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on March 12, 2012).

10.2	The Company’s Non-Qualified 401(K) Plan (Incorporated by reference from Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended March 31, 1998 filed with the SEC on May 7, 1998). (1)

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(2)	Confidential treatment granted as to portions of the agreement. Confidential materials omitted and filed separately with the SEC.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon its request.(a) 3.

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.3	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001 filed with the SEC on March 27, 2002). (1)

10.4	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as amended (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 6, 2012). (1)

10.5	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, as amended, (Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 000-20971) filed on April 25, 2011). (1)

10.6	Edgewater Technology, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 4.10 of Form S-8, 333-106325 filed with the SEC on June 20, 2003). (1)

10.7	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.8	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton(Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.9	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.10	Change in Control Agreement by and among the Company and Timothy R. Oakes dated as of July 21, 2008 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 23, 2008). (1)

10.11	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, 333-153740 filed with the SEC on September 30, 2008). (1)

10.12	Change in Control Agreement by and among the Company and Robin Ranzal Knowles dated as of September 15, 2010 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 20, 2010). (1)

10.13	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.14	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.15	Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.16	Form of Non-Qualified Stock Option Agreement (Employee) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.17	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.18	Form of Non-Qualified Stock Option Agreement (Executive) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on September 28, 2012). (1)

21.1	Subsidiaries of Edgewater Technology, Inc.+

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.+

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.+

24.1	Power of Attorney (See Signature Page).+

31.1	13a-14 Certification — President and Chief Executive Officer +

31.2	13a-14 Certification — Chief Financial Officer +

32	Section 1350 Certification +

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Stockholders Equity for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) Notes to the Consolidated Financial Statements.**

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

+	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on March 8, 2013.

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

Name	Title	Date
/s/ SHIRLEY SINGLETON Shirley Singleton	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2013

/s/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013

/s/ PAUL E. FLYNN Paul E. Flynn	Director	March 8, 2013

/s/ PAUL GUZZI Paul Guzzi	Director	March 8, 2013

/s/ NANCY L. LEAMING Nancy Leaming	Director	March 8, 2013

/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 8, 2013

/s/ DANIEL O’CONNELL Daniel O’Connell	Director	March 8, 2013

/s/ WAYNE WILSON Wayne Wilson	Director	March 8, 2013