Form 10-Q
period 2013-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2013-05-06
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 30, 2013 was 10,920,290.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,527	$16,651
Accounts receivable, net of allowance of $250	18,326	18,281
Prepaid expenses and other current assets	1,644	1,418

Total current assets	33,497	36,350

Property and equipment, net	1,899	1,949
Intangible assets, net	1,311	1,194
Goodwill	12,049	12,049
Other assets	247	247

Total assets	$49,003	$51,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$663	$593
Accrued expenses and other liabilities	12,775	14,280
Deferred revenue	2,682	2,969

Total current liabilities	16,120	17,842
Other liabilities	1,122	1,272

Total liabilities	17,242	19,114

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2013 and December 31, 2012, 10,887 and 10,897 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	297	297
Paid-in capital	212,646	213,238
Treasury stock, at cost, 18,849 and 18,839 shares at March 31, 2013 and December 31, 2012, respectively	(125,240)	(125,806)
Accumulated other comprehensive loss	(122)	(123)
Retained deficit	(55,820)	(54,931)

Total stockholders’ equity	31,761	32,675

Total liabilities and stockholders’ equity	$49,003	$51,789

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Three Months
	Ended March 31,
	2013	2012
Revenue:
Service revenue	$19,696	$21,796
Software revenue	1,977	1,384
Reimbursable expenses	1,803	2,101

Total revenue	23,476	25,281

Cost of revenue:
Project and personnel costs	13,310	13,654
Software costs	1,223	961
Reimbursable expenses	1,803	2,101

Total cost of revenue	16,336	16,716

Gross profit	7,140	8,565

Operating expenses:
Selling, general and administrative	7,531	7,951
Depreciation and amortization	315	442

Total operating expenses	7,846	8,393

Operating (loss) income	(706)	172

Other expense (income), net	104	(91)

(Loss) income before income taxes	(810)	263
Tax provision	79	88

Net (loss) income	$(889)	$175

Comprehensive (loss) income:
Currency translation adjustments	1	(9)

Total comprehensive (loss) income	$(888)	$166

Net (loss) income per share:
Basic net (loss) income per share of common stock	$(0.08)	$0.02

Diluted net (loss) income per share of common stock	$(0.08)	$0.02

Shares used in computing basic net (loss) income per share of common stock	10,878	11,363

Shares used in computing diluted net (loss) income per share of common stock	10,878	11,607

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months
	Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(889)	$175
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	378	460
Fair value adjustment of contingent earnout consideration	—	7
Deferred income taxes	8	—
Stock-based compensation expense	492	348
Changes in operating accounts:
Accounts receivable	(34)	649
Prepaid expenses and other current assets	(229)	(654)
Accounts payable	70	(1,324)
Accrued expenses and other liabilities	(1,709)	(577)
Deferred revenue	(287)	(229)

Net cash used in operating activities	(2,200)	(1,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	(150)	—
Capitalization of product development costs	(90)	(115)
Purchases of property and equipment	(157)	(118)

Net cash used in investing activities	(397)	(233)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital leases	—	(39)
Purchase of treasury stock	(661)	(260)
Proceeds from employee stock purchase plans and stock option exercises	143	125

Net cash used in financing activities	(518)	(174)

Effects of exchange rates on cash	(9)	10

Net decrease in cash and cash equivalents	(3,124)	(1,542)
CASH AND CASH EQUIVALENTS, beginning of period	16,651	10,333

CASH AND CASH EQUIVALENTS, end of period	$13,527	$8,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20	$166

Issuance of restricted stock awards	$872	$—

Accrued consideration related to acquisition of intellectual property	$50	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013 (the “2012 Form 10-K”).

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Form 10-K.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

Other comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed price contracts during the three-month periods ended March 31, 2013 or 2012.

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

Customer prepayments, even if nonrefundable, are deferred (classified as deferred revenue on the condensed consolidated balance sheets) and recognized over future periods as services are performed.

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

In June 2012, Microsoft Corporation agreed to purchase Edgewater Fullscope’s Process Industries 2 (“PI2”) software and intellectual property for an aggregate of $3.25 million. The sale of PI2 is a significant multiple element contract which the Company entered into during the second quarter of 2012. This contract includes $3.25 million of license consideration and subsequent development and training services. We have determined that the license does not have stand-alone value without the services, and thus the license and services are being accounted for as one unit. The license revenue is being recognized as revenue over the period the services are being performed. We recognized $460 thousand of revenue, reported as Software revenue in our Consolidated Statement of Comprehensive Income (loss), during the three month period ended March 31, 2013. No PI2-related revenue was recognized during the three-month period ended March 31, 2012.

4.	SHARE-BASED COMPENSATION:

Stock-based compensation expense under all of the Company’s share-based plans was $492 thousand and $348 thousand for the three-month periods ended March 31, 2013 and 2012, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and stock option exercises was $143 thousand and $125 thousand during the three- month periods ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.1 million and is expected to be recognized over a weighted-average period of 1.3 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from unissued share reserves.

5.	INCOME TAXES:

The Company recorded a tax expense of $79 thousand and $88 thousand for the three-month periods ended March 31, 2013 and 2012, respectively. The reported tax expense for the three-month periods ended March 31, 2013 and 2012 is based upon an effective tax rate of 9.8% and 33.5%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax bases of goodwill.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three-month periods ended March 31, 2013 and 2012, we recognized, as part of income tax expense, $22 thousand and $21 thousand, respectively, in interest and penalties related to our unrecognized tax benefits.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2013, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $140 thousand. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending March 31, 2014. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

We have a full valuation allowance against our deferred tax assets at March 31, 2013. The establishment of a full valuation allowance against the gross carrying value of our deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available, subject to possible statutory limitations, to reduce certain future federal and state income tax obligations.

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

As of March 31, 2013 and December 31, 2012, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments and the accrued contingent earnout consideration payable in connection with Company’s acquisition of Meridian Consulting International (“Meridian”).

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at March 31, 2013:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Balance at December 31, 2012:
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

A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance at January 1, 2012	$231
Change in fair value related to Meridian continent earnout consideration	(231)

Balance at December 31, 2012	$—
Change in fair value related to Meridian contingent earnout consideration	—

Ending balance at March 31, 2013	$—

The Company routinely examines, on a periodic basis, actual results in comparison to the performance measurements utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. No adjustment was made to fair value during the three-month period ended March 31, 2013. During the three-month period ended March 31, 2012, the Company increased the estimated accrual of contingent earnout consideration earned by the former Meridian stockholders by $7 thousand.

No financial instruments were transferred into or out of Level 3 classification during the three-month period ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

7.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three-month periods ended March 31, 2013 or 2012. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $108 thousand and $241 thousand during the three-month periods ended March 31, 2013 and 2012, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2013 and 2016.

The Company recorded amortization from capitalized internally developed software (reported as part of our software expense) of $65 thousand and $18 thousand during the three-month periods ended March 31, 2013 and 2012, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	GOODWILL AND INTANGIBLE ASSETS: (Continued)

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization
Expense
(In Thousands)

2013	$734
2014	$445
2015	$198
2016	$106
2017	$—

8.	ACCRUED LIABILITIES:

Accrued liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(In Thousands)
Accrued vacation	$2,200	$1,838
Accrued payroll related liabilities	2,057	1,364
Accrued bonuses	1,375	2,245
Accrued software expense	1,147	1,668
Accrued sales and use tax	1,047	1,482
Income tax related accruals	991	498
Accrued commissions	794	2,229
Short-term portion of lease abandonment accrual	580	580
Deferred rent	536	526
Other accrued expenses	2,048	1,850

Total	$12,775	$14,280

Other long-term liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(In Thousands)
Long-term portion of lease abandonment accrual	$1,027	$1,179
Long-term portion of deferred tax liability	95	93

Total	$1,122	$1,272

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	NET (LOSS) INCOME PER SHARE:

A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except Per Share Data)
Basic net (loss) income per share:
Net (loss) income applicable to common shares	$(889)	$175

Weighted average common shares outstanding	10,878	11,363

Basic net (loss) income per share of common stock	$(0.08)	$0.02

Diluted net (loss) income per share:
Net (loss) income applicable to common shares	$(889)	$175

Weighted average common shares outstanding	10,878	11,363
Dilutive effects of stock options	—	244

Weighted average common shares, assuming dilutive effect of stock options	10,878	11,607

Diluted net (loss) income per share of common stock	$(0.08)	$0.02

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1.9 million and 2.3 million in the three-month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, there were approximately 4.4 million and 3.8 million share-based awards outstanding, respectively, under the Company’s equity plans. Options to purchase 590 thousand shares of common stock that were outstanding during the three months ended March 31, 2013 were not included in the computation of diluted net loss per share due to the reported periodic loss.

10.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time to time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $13.5 million (the “Purchase Authorization”) and was scheduled to expire on September 21, 2012 (the “Repurchase Period”). In September 2012, the Board approved both a $2.6 million increase to the Purchase Authorization, to $16.1 million, and an extension of the Repurchase Period to September 20, 2013. As of March 31, 2013, there was $3.9 million of remaining Purchase Authorization under the Stock Repurchase Program.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company repurchased a total of 164 thousand and 69 thousand shares of common stock during the three-month periods ended March 31, 2013 and 2012, respectively, at an aggregate purchase price of $661 thousand and $260 thousand, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	FULLSCOPE EMBEZZLEMENT:

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

Embezzlement-related expenses incurred in the three-month periods ended March 31, 2013 and 2012 were insignificant. However, future expenses may be incurred in connection with the Fullscope Embezzlement Issue.

During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand. As of March 31, 2013, the accrual for pre-acquisition sales and use tax exposure was $1.0 million. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

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

In connection with the Fullscope Acquisition, an escrow account was established with $1.3 million, or 10% of the initial upfront purchase price consideration. Subsequent to that time, the Company transferred an additional $700 thousand to the escrow account in connection with the release of a pre-acquisition Fullscope escrow account that was established in June 2009 in connection with Fullscope’s sale of Dynamics AX add-on software modules to Microsoft. Further, in the fourth quarter of 2011, the Company funded the escrow account with $2.6 million in settlement of the contingent consideration obligation. As of March 31, 2013, the combined value of the two escrow accounts was approximately $4.6 million. The escrow accounts, as per the merger agreement, were established to ensure the satisfactory resolution of all potential claims during the earnout period. These amounts will remain unsettled until our claim of recovery for the above matters is resolved.

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

12.	PURCHASE OF INTELLECTUAL PROPERTY:

In March 2013, the Company purchased Trade Program Management (“TPM”) software assets. The purchase price for the TPM intellectual property was $200 thousand, payable in installments. The Company made an initial payment of $150 thousand in March 2013, with the balance due 90 days from the closing date (subject to certain potential offsets). The Company has recorded this asset within intangible assets on the condensed consolidated balance sheet as of March 31, 2013 (and will begin to amortize, over a three year life, once development is complete and the product is commercially available).

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

The following are Edgewater’s service categories with sample services:

Classic consulting services

•	CFO advisory services

•	Business improvement roadmaps

•	Organizational change management

•	Program/project management

•	Business process rejuvenation with best practices

•	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Technical architecture and roadmaps

•	CIO advisory services

•	Strategic technology selections

•	Technical evaluation and design

•	Custom component design and implementation

•	Customer intelligence solutions using web/mobile analytics combined with social intelligence

•	Cloud architecture, integration and phasing solutions

•	On-going support services

•	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance.

Product-based consulting services

•	Effect business transformation through the use of packaged software solutions

•	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance

•	Enterprise resource planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, and Pharmaceuticals

•	Customer relationship management with Microsoft Dynamics CRM

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and specialized custom solutions

•	Business intelligence analytics

•	Design, develop and introduce IP that helps “verticalize” channel product stacks

•	Support and training services

In addition to the above services, the Company also provides synergistic services in the area of data management and analytics. Examples of such services include the following:

Enterprise information management services

•	Provide for data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design

•	Provide practical data architectures and roadmaps to support transactional systems and enterprise performance management through advanced analytics

•	Provide forms of data manipulation, transformation and quality services

Analytics services

•	Lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization

•	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting

•	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations

•	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 91.8% and 95.7% of service revenue for the three-month periods ended March 31, 2013 and 2012, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 4.9% and 1.8% of service revenue for the three-month periods ended March 31, 2013 and 2012, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 3.3% and 2.5% of service revenue during the three-month periods ended March 31, 2013 and 2012, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Adjustments to Fair Value of Contingent Consideration. During three-month periods ended March 31, 2013 and 2012, we have remeasured the estimated fair value of certain acquisition-related contingent consideration liabilities. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. Changes in the carrying value of contingent consideration liabilities may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Fullscope Embezzlement Expenses. During fiscal 2010 and continuing through the three-month period ended March 31, 2013, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand. As of March 31, 2013, the adjusted accrual for pre-acquisition sales and use tax exposure was $1.0 million. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account in the amount of $4.6 million, which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

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

During the fourth quarter of 2012, the Company began to file tax returns and pay sales and use tax liabilities related to the Fullscope Embezzlement, and we expect to continue to do so through the first half of 2013. The Company fully expects to be reimbursed for payments made in relation to amended sales and use tax returns. However, reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement-related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges, and therefore we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2013, Compared to Results for the Three Months Ended March 31, 2012,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2013, Compared to Results for the Three Months Ended March 31, 2012

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Revenue:
Service revenue	83.9%	86.2%
Software revenue	8.4%	5.5%
Reimbursable expenses	7.7%	8.3%

Total revenue	100.0%	100.0%

Cost of revenue:
Project and personnel costs	56.7%	54.0%
Software costs	5.2%	3.8%
Reimbursable expenses	7.7%	8.3%

Total cost of revenue	69.6%	66.1%

Gross profit	30.4%	33.9%

Operating expenses:
Selling, general and administrative	32.1%	31.5%
Depreciation and amortization	1.3%	1.7%

Total operating expenses	33.4%	33.2%

Operating (loss) income	(3.0)%	0.7%

Other expense (income), net	0.4%	(0.3)%

(Loss) income before income taxes	(3.4)%	1.0%
Income tax provision	0.4%	0.3%

Net (loss) income	(3.8)%	0.7%

Revenue. Total revenue decreased by $(1.8) million, or (7.1)%, to $23.5 million for the three-month period ended March 31, 2013, compared to total revenue of $25.3 million in the three-month period ended March 31, 2012. With respect to the comparative decreases in year-over-year total revenue, service revenue decreased by $(2.1) million, or (9.6)%, to $19.7 million in the three-month period ended March 31, 2013. Software revenue increased by $593 thousand in the three-month period ended March 31, 2013.

The year-over-year change in 2013 first quarter service revenue is primarily the result of a reduced backlog of business entering the first quarter of 2013 compared to the first quarter of 2012. The reduction in our backlog is reflective of the delays in contract signings and project starts we experienced during the second half of 2012.

First quarter 2013 service revenue, on a sequential quarterly basis, increased by $174 thousand, or 0.9%, compared to the fourth quarter of 2012. The modest improvement in sequential service revenue is a result of improved sales pipeline activity towards the end of the fourth quarter, combined with an increase in new customer projects during the first quarter of 2013. The Company secured first-time engagements with 21 new customers during the first quarter of 2013, compared to 16 during the fourth quarter of 2012.

Utilization, which is the rate at which we are able to generate revenue from our consultants, was 69.0% during the first quarter of 2013 compared to 75.4% during the first quarter of 2012. First quarter 2013 utilization is the result of project delays associated with the slowdown in the sale cycle we encountered during the second half of 2012, while first quarter of 2012 utilization reflects a stronger 2011 carryover backlog (into 2012).

Annualized service revenue per billable consultant, as adjusted for utilization, was $345 thousand during the three-month period ended March 31, 2013, which remained fairly consistent with our first quarter 2012 annualized service revenue per billable consultant of $352 thousand.

During the three-month period ended March 31, 2013, software revenue totaled $2.0 million, or 8.4% of total revenue, compared to software revenue of $1.4 million, or 5.5%, in the three-month period ended March 31, 2012. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on annual period to period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue decreased approximately $(298) thousand, to $1.8 million for the three-month period ended March 31, 2013, as compared to $2.1 million in the comparative 2012 quarterly period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the three-month period ended March 31, 2013 totaled 253, as compared to 280 customers during the three-month period ended March 31, 2012.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(380) thousand, or (2.3)%, to $16.3 million for the three-month period ended March 31, 2013 compared to $16.7 million in the comparative 2012 quarterly period.

The year-over-year decrease in first quarter 2013 cost of revenue, on an absolute dollar basis, was attributable to a reduction in both contractor-related expenses and billable consultant salary-related expenses. The Company maintained 299 billable consultants (excluding contractors) as of March 31, 2013 compared to 304 billable consultants (excluding contractors) as of March 31, 2012.

Project and personnel costs represented 56.7% of total revenue during the three-month period ended March 31, 2013 as compared to 54.0% of total revenue during the three-month period ended March 31, 2012. The increase in project and personnel costs, as a percentage of total revenue, is directly related to the decrease in year-over-year quarterly total revenue.

Software costs amounted to $1.2 million during the three-month period ended March 31, 2013. Software costs amounted to $1.0 million during the three-month period ended March 31, 2012. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses decreased to $1.8 million for the three-month period ended March 31, 2013 as compared to $2.1 million in the comparative quarterly period of 2012.

Gross Profit. During the three-month period ended March 31, 2013, total gross profit was $7.1 million compared with total gross profit of $8.6 million in the three-month period ended March 31, 2012. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Gross margin was 30.4% in the first quarter of 2013 compared to 33.9% in the comparative 2012 quarterly period. The first quarter 2013 year-over-year decrease in gross margin is directly related to the comparative decrease in quarterly service revenue, partially offset by the decrease in project and personnel-related expenses (including contractor expense).

Service revenue gross margins were 32.4% in the first quarter of 2013 compared to 37.4% in the first quarter of 2012. The decrease in service revenue gross margin for the three-month period ended March 31, 2013 is the result of the combined effect of the decrease in service revenue and billable consultant utilization.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of revenue, SG&A expenses were 32.1% during the three-month period ended March 31, 2013 compared to 31.5% in the comparative 2012 quarterly period. On an absolute dollar-basis, SG&A expenses decreased by $(420) thousand, or (5.3)%, to $7.5 million in the three-month period ended March 31, 2013 compared to SG&A expenses of $8.0 million in the three-month period ended March 31, 2012.

The year-over-year decrease in SG&A expenses in the first quarter of 2013, compared to the first quarter of 2012, was driven primarily by comparative decreases in sales-related salaries and wages (including commission expense), recruiting costs (which had increased in the three-months ended March 31, 2012 in advance of the expected 2012 customer demand), travel expenses (a function of the timing and location of our actively pursued pipeline targets) and occupancy-related costs.

During the first quarter of 2013, we incurred an immaterial amount of expenses associated with the Fullscope Embezzlement Issue, and we anticipate that we may continue to incur additional expenses associated with this issue in future periods. We intend to aggressively pursue recovery of all incurred expenses associated with the Fullscope Embezzlement

Issue through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. Amounts recovered and/or reimbursed, if any, in connection with this matter will be recorded in the period during which amounts are determined to be probable of recovery from escrow.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(127) thousand, or (28.7)%, to $315 thousand in the quarter ended March 31, 2013 as compared to $442 thousand in the quarter ended March 31, 2012.

Amortization expense was $108 thousand during the three-month period ended March 31, 2013 compared to amortization expense of $241 thousand in the three-month period ended March 31, 2012. The decrease in amortization expense during the first quarter of 2013 is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Depreciation expense of $207 thousand recorded in the quarter ended March 31, 2013 was consistent with depreciation expense recognized during the comparative quarterly period of 2012.

Operating (Loss) Income. Operating loss for the first quarter of 2013 was $(706) thousand, compared to operating income of $172 thousand in the comparative 2012 quarterly period. The fluctuation in operating results can be attributed to the year-over-year decrease in first quarter service revenue, partially offset by the decreases in billable consultant-related expenses (including contractor expense) and certain SG&A expenses. Each of these expense items is explained in further detail above.

Other (Income) Expense, Net. Other (income) expense, net, totaled $104 thousand during the three-month period ended March 31, 2013 while other (income) expense, net, totaled $(91) thousand during the comparative 2012 period. These amounts primarily represent the Company’s foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $79 thousand during the three months ended March 31, 2013. We recorded a provision for income taxes of $88 thousand during the three months ended March 31, 2012. Our periodic income tax provision amounts are derived based upon an effective income tax rate, inclusive of federal and state income taxes, of 9.8% and 33.5% during the three-month periods ended March 31, 2013 and 2012, respectively.

Reported income tax expense during the comparative 2013 and 2012 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill, and interest and penalties.

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

Net (Loss) Income. We reported a net loss of $(889) thousand during the three-month period ended March 31, 2013 compared to a reported net income of $175 thousand during the three-month period ended March 31, 2012. The fluctuation in the first quarter 2013 year-over-year net (loss) income is attributable to the year-over-year decrease in first quarter service revenue and the recorded loss related to foreign currency exposure, partially offset by the decreases in billable consultant-related expenses (including contractor expense) and certain SG&A expenses. Each of these factors is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(2,200)	$(1,145)
Investing activities	(397)	(233)
Financing activities	(518)	(174)
Effects of exchange rates on cash	(9)	10

Total cash used during the period	$(3,124)	$(1,542)

As of March 31, 2013, we had cash and cash equivalents of $13.5 million, a $(3.1) million decrease from the December 31, 2012 balance of $16.7 million. The decrease in cash and cash equivalents during the first quarter of 2013 is the result of payments made by the Company related to our 2012 performance-based bonus programs, repurchases of the Company’s common stock under our stock repurchase program, 2013 insurance policy premiums and initial payments to settle Fullscope Embezzlement-related sales and use tax obligations. Working capital, which is defined as current assets less current liabilities, decreased to $17.4 million as of March 31, 2013, as compared to $18.5 million as of December 31, 2012.

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

Cash flow from operating activities is driven by collections of fees for our consulting services and reselling of software products. Cash used in operations predominantly relates to employee compensation and payments to third-party software providers.

Accrued payroll and related liabilities fluctuate from period to period based on the timing of our normal payroll cycle and the timing of variable compensation payments. Annual components of our variable compensation plans are paid in the first quarter of the following year, causing fluctuations in cash flow from quarter-to-quarter.

Accounts payable and accrued expenses are most significantly impacted by the timing of payments required to be made to third-party software providers in connection with the resale of software products to our customers. Historically, a significant portion of our software sales have occurred at the end of the second quarter.

Net cash used in operating activities was $(2.2) million for the three-month period ended March 31, 2013, as compared to net cash used in operating activities of $(1.1) million for the three-month period ended March 31, 2012. The primary components of operating cash flows during the first quarter of 2013 were the decrease of accrued bonus and commission-related expenses of $2.3 million and the decrease in deferred revenue of $287 thousand, which were partially offset by non-cash charges of $878 thousand (consisting of amortization and depreciation, stock-based compensation and change in deferred income taxes). The primary components of cash flows from operations for first quarter of 2012 were the decrease of accrued bonus and commission-related expenses of $2.7 million and the increase in prepaid expenses and other current assets of $654 thousand (primarily related to the timing of insurance premium payments), which were partially offset by non-cash charges of $815 thousand (consisting of amortization and depreciation, stock-based compensation and accretion of contingent earnout consideration).

For the three-month period ended March 31, 2013, net cash used in investing activities was $(397) thousand, compared to net cash used in investing activities of $(233) thousand in the three-month period ended March 31, 2012. Cash used in investing activities in the three-month periods ended March 31, 2013 included the Company’s acquisition of a Microsoft Dynamics-based trade promotions management software assets and intellectual property, purchases of property and equipment and capitalized software development costs (related to internal software development initiatives). Cash used in investing activities in the three-month period ended March 31, 2012 was associated with purchases of property and equipment and the capitalization of internal software development initiatives.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(518) thousand in the three-month period ended March 31, 2013, compared to cash used in financing activities of $(174) thousand in the three-month period ended March 31, 2012. The 2013 activities were driven by the repurchase of common stock in the amount of $661 thousand, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, and offset by $143 thousand received from our employees related to our Employee Stock Purchase Plan and stock option exercises. Financing activities in the three-month period ended March 31, 2012 consisted of proceeds received from our Employee Stock Purchase Plan.

Acquisitions, Earnout Payments and Commitments

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of March 31, 2013, the only ongoing earnout period is related to the Meridian Acquisition.

On May 17, 2010, the Company acquired substantially all of the assets of Meridian Consulting International. As provided for under the related purchase agreement, Meridian’s former stockholders are eligible to receive additional contingent consideration based upon performance-based thresholds, which will be determined, periodically, over a 36-month period from the date of acquisition. The Company increased total purchase price consideration by $1.2 million, which represented our initial fair value estimate of the contingent consideration to be paid to the former stockholders of Meridian. On a routine periodic basis, the Company reassesses the estimated fair value of contingent consideration and records any changes in fair value within selling, general and administrative expense in the period the change occurs. As of March 31, 2013, the Company had no accrual recorded in connection with the current fair value estimate of the contingent earnout consideration to be earned by the former Meridian stockholders. The maximum amount of contingent earnout consideration that the former stockholders of Meridian can earn during the final earnout period is capped at $917 thousand.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2012 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 8, 2013.

Recent Accounting Pronouncements

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the period ending December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” in our 2012 Annual Report on Form 10-K as filed with the SEC on March 8, 2013.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2013 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs . In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; and/or (13) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Part I – Item IA “Risk Factors” in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2013 and 2012. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2013 and 2012.

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

As discussed in “Part I – Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and herein under “Special Note Regarding Forward-Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions in our business. We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions.

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

The following table provides information with respect to purchases of our common stock during the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2013	—	$—	—	$4,544,960
February 1 - 28, 2013	—	$—	—	$4,544,960
March 1 - 31, 2013	164,000	$4.03	164,000	$3,884,040

Total	164,000	$4.03	164,000	$3,884,040

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Executive Officers with Employment Agreements)

10.2	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Employees without Employment Agreements)

31.1	13a-14 Certification - Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification - Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.**

* -	Filed herewith.
** -	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 6, 2013	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2013	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)