Form 10-Q
period 2013-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2013-08-02
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 31, 2013 was 10,829,920.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,467	$16,651
Accounts receivable, net of allowance of $250	23,846	18,281
Prepaid expenses and other current assets	1,605	1,418

Total current assets	36,918	36,350

Property and equipment, net	1,714	1,949
Intangible assets, net	1,155	1,194
Goodwill	12,049	12,049
Other assets	244	247

Total assets	$52,080	$51,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,338	$593
Accrued liabilities	12,817	14,280
Deferred revenue	3,028	2,969

Total current liabilities	18,183	17,842
Other liabilities	978	1,272

Total liabilities	19,161	19,114

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2013 and December 31, 2012, 10,795 and 10,897 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	297	297
Paid-in capital	212,382	213,238
Treasury stock, at cost, 18,941 and 18,839 shares at June 30, 2013 and December 31, 2012, respectively	(125,210)	(125,806)
Accumulated other comprehensive loss	(144)	(123)
Retained deficit	(54,406)	(54,931)

Total stockholders’ equity	32,919	32,675

Total liabilities and stockholders’ equity	$52,080	$51,789

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Service revenue	$21,599	$21,587	$41,295	$43,383
Software revenue	4,331	3,622	6,308	5,006
Reimbursable expenses	1,970	1,978	3,773	4,079

Total revenue	27,900	27,187	51,376	52,468

Cost of revenue:
Project and personnel costs	13,456	13,052	26,766	26,706
Software costs	2,433	2,697	3,656	3,658
Reimbursable expenses	1,970	1,978	3,773	4,079

Total cost of revenue	17,859	17,727	34,195	34,443

Gross profit	10,041	9,460	17,181	18,025

Operating expenses:
Selling, general and administrative	8,110	8,551	15,641	16,502
Depreciation and amortization	308	448	623	890

Total operating expenses	8,418	8,999	16,264	17,392

Operating income	1,623	461	917	633

Other expense, net	69	196	173	105

Income before income taxes	1,554	265	744	528
Tax provision	140	131	219	219

Net income	$1,414	$134	$525	$309

Comprehensive income:
Currency translation adjustments	(23)	(3)	(22)	(12)

Total comprehensive income	$1,391	$131	$503	$297

Net income per share:
Basic net income per share of common stock	$0.13	$0.01	$0.05	$0.03

Diluted net income per share of common stock	$0.12	$0.01	$0.05	$0.03

Shares used in computing basic net income per share of common stock	10,791	11,288	10,834	11,319

Shares used in computing diluted net income per share of common stock	11,428	11,836	11,447	11,682

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$525	$309
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	804	932
Share-based compensation expense	838	706
Deferred income taxes	17	—
Fair value adjustment of contingent earnout consideration	—	15
Changes in operating accounts:
Accounts receivable	(5,581)	(4,432)
Prepaid expenses and other current assets	(188)	(509)
Accounts payable	1,745	(703)
Accrued liabilities and other liabilities	(1,770)	696
Deferred revenue	59	2,478

Net cash used in operating activities	(3,551)	(508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	(200)	—
Capitalization of product development costs	(152)	(205)
Purchases of property and equipment	(179)	(199)

Net cash used in investing activities	(531)	(404)

CASH FLOW FROM FINANCING ACTIVITES:
Payments on capital leases	—	(52)
Purchases of treasury stock	(1,513)	(710)
Proceeds from employee stock plans and stock option exercises	416	240

Net cash used in financing activities	(1,097)	(522)

Effects of exchange rates on cash	(5)	(6)

Net decrease in cash and cash equivalents	(5,184)	(1,440)
CASH AND CASH EQUIVALENTS, beginning of period	16,651	10,333

CASH AND CASH EQUIVALENTS, end of period	$11,467	$8,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$66	$278

Issuance of restricted stock awards	$1,051	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

Other comprehensive income consists of net income plus or minus any periodic currency translation adjustments.

3.	REVENUE RECOGNITION:

Our Company generates revenue primarily through the provision of consulting services and the resale of third-party, off-the-shelf software and maintenance.

We generate revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer.

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

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may either exceed (or be less than) our original estimate, as a result of an increase (or decrease) in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed price contracts during the three- or six-month periods ended June 30, 2013 or 2012.

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

Software revenue represents the resale of certain third-party off-the-shelf software and maintenance and is recorded on a gross basis provided we act as a principal in the transaction, which we have determined based upon several factors, including, but not limited to, the fact that we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis.

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

In June 2012, Microsoft Corporation agreed to purchase Edgewater Fullscope’s Process Industries 2 (“PI2”) software and intellectual property along with certain services. The sale of PI2 is a significant multiple element contract. This contract includes $3.25 million of license consideration and subsequent development and training services. We have determined that the license does not have stand-alone value without the services, and thus the license and services are being accounted for as one unit. The license revenue is being recognized as revenue over the period the services are being performed. We recognized $934 thousand and $1.4 million of revenue, reported as Software revenue in our Consolidated Statement of Comprehensive Income (loss), during the three- and six-month periods ended June 30, 2013, respectively. No PI2-related revenue was recognized during the three- or six-month periods ended June 30, 2012.

We perform routine periodic reviews of our current and expected performance against the service contracts in connection with our PI2 revenue recognition procedures. During the three months ended June 30, 2013, in conjunction with our periodic review, the Company revised its estimate to complete certain work under the training services agreement. As a result of our revised estimates, we recognized software revenue related to the PI2 transaction of $934 thousand during the second quarter of 2013, which amount is higher than what we have recognized on a recurring quarterly basis since entering the transaction in the second quarter of 2012. We recognized $1.4 million in PI2-related software revenue during the six months ended June 30, 2013. No PI2-related software revenue was recognized during the three- or six-month periods ended June 30, 2012.

4.	SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $346 thousand and $838 thousand for the three- and six-month periods ended June 30, 2013, respectively. Share-based compensation expense under all of the Company’s share-based plans was $359 thousand and $706 thousand for the three- and six-month periods ended June 30, 2012, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $273 thousand and $416 thousand during the three- and six-month periods ended June 30, 2013, respectively. Cash received from ESPP and stock option exercises was $115 thousand and $240 thousand during the three- and six-month periods ended June 30, 2012, respectively.

As of June 30, 2013, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.2 million and is expected to be recognized over a weighted-average period of 1.4 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES:

The Company recorded a tax provision of $140 thousand and $219 thousand for the three- and six-month periods ended June 30, 2013, respectively. The Company recorded a tax provision of $131 thousand and $219 thousand for the three- and six-month periods ended June 30, 2012, respectively. The reported tax expense for the three- and six-month periods ended June 30, 2013, is based upon an estimated annual effective tax rate of 9.0% and 29.4%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill. The reported estimated annual effective tax rate is lower than an anticipated statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards. The reported tax expense for the three- and six-month periods ended June 30, 2012 is based upon an estimated annual effective tax rate of 49.4% and 41.5%, respectively.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three- and six-month periods ended June 30, 2013, we recognized, as part of income tax expense, $22 thousand and $43 thousand, respectively, in interest and penalties related to our unrecognized tax benefits. During the three- and six-month periods ended June 30, 2012, we recognized, as part of income tax expense, $21 thousand and $43 thousand, respectively, in interest and penalties related to our unrecognized tax benefits. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2013, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $140 thousand. Other than certain unrecognized tax benefits for which the statute of limitations will expire during the third quarter of 2013, we have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending June 30, 2014. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

We have a full valuation allowance against our deferred tax assets at June 30, 2013. The establishment of a full valuation allowance against the gross carrying value of our deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be available, subject to possible statutory limitations, to reduce certain future federal and state income tax obligations.

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

As of June 30, 2013, the Company’s only financial assets and liabilities required to be measured on a recurring basis were our money market investments. As of December 31, 2012, the Company’s only financial assets and liabilities required to be measured on a recurring basis were our money market investments and the accrued contingent earnout consideration payable in connection with the Company’s acquisition of Meridian Consulting International (“Meridian”).

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at June 30, 2013:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Balance at December 31, 2012:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

The Company had historically classified its liability for contingent earnout consideration relating to its acquisition of Meridian within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which includes probability weighted cash flows. The former Meridian stockholders’ third and final twelve-month earnout period concluded in May 2013. None of the minimum financial performance measures necessary to earn additional contingent earnout consideration were achieved.

A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance at January 1, 2012	$231
Change in fair value related to Meridian contingent earnout consideration	(231)

Balance at December 31, 2012	—
Change in fair value related to Meridian contingent earnout consideration	—

Ending balance at June 30, 2013	$—

The Company routinely examined, on a periodic basis, actual results in comparison to the performance measurements utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. No adjustment was made to fair value during the three- or six-month periods ended June 30, 2013. During the three- and six-month periods ended June 30, 2012, the Company increased the estimated accrual of contingent earnout consideration earned by the former Meridian stockholders by $8 thousand and $15 thousand, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE MEASUREMENT: (Continued)

No financial instruments were transferred into or out of Level 3 classification during the three- or six-month period ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

7.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three- or six-month periods ended June 30, 2013 or 2012. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $101 thousand and $209 thousand during the three- and six-month periods ended June 30, 2013, respectively. Amortization expense was $241 thousand and $482 thousand during the three- and six-month periods ended June 30, 2012, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire between 2012 and 2016.

The Company recorded amortization from capitalized internally developed software (intellectual property)(reported as part of our software expense) of $116 thousand and $181 thousand during the three- and six-month periods ended June 30, 2013, respectively. The Company recorded amortization from capitalized internally developed software (reported as part of our software expense) of $25 thousand and $42 thousand during the three- and six-month periods ended June 30, 2012, respectively.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)

2013	$764
2014	$445
2015	$198
2016	$136
2017	$—

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED LIABILITIES:

Accrued liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(In Thousands)
Accrued vacation	$2,449	$1,838
Accrued bonuses	2,324	2,245
Accrued commissions	1,583	2,229
Accrued payroll related liabilities	1,171	1,364
Income tax related accruals	639	498
Short-term portion of lease abandonment accrual	580	580
Deferred rent	548	526
Accrued software expense	279	1,668
Accrued sales and use tax	713	1,482
Other accrued expenses	2,531	1,850

Total	$12,817	$14,280

Other long-term liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(In Thousands)
Long-term portion of lease abandonment accrual	$875	$1,179
Long-term portion of deferred tax liability	103	93

Total	$978	$1,272

9.	NET INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$1,414	$134	$525	$309

Weighted average common shares outstanding	10,791	11,288	10,834	11,319

Basic net income per share of common stock	$0.13	$0.01	$0.05	$0.03

Diluted net income per share:
Net income applicable to common shares	$1,414	$134	$525	$309

Weighted average common shares outstanding	10,791	11,288	10,834	11,319
Dilutive effects of stock options	637	548	612	363

Weighted average common shares, assuming dilutive effect of stock options	11,428	11,836	11,447	11,682

Diluted net income per share of common stock	$0.12	$0.01	$0.05	$0.03

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	NET INCOME PER SHARE: (Continued)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1.6 million and 1.7 million in the three- and six-month periods ended June 30, 2013, respectively. The diluted computation would have increased by approximately 813 thousand and 959 thousand, respectively, in the three- and six-month periods ended June 30, 2012. As of June 30, 2013 and 2012, there were approximately 4.3 million and 3.9 million share-based awards outstanding, respectively, under the Company’s equity plans.

10.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time to time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $13.5 million (the “Purchase Authorization”) and was scheduled to expire on September 21, 2012 (the “Repurchase Period”). In September 2012, the Board approved both a $2.6 million increase to the Purchase Authorization, to $16.1 million, and an extension of the Repurchase Period to September 20, 2013. As of June 30, 2013, there was $3.0 million of remaining Purchase Authorization under the Stock Repurchase Program.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company repurchased a total of 201 thousand and 365 thousand shares of common stock during the three and six- month periods ended June 30, 2013, respectively, at an aggregate purchase price of $852 thousand and $1.5 million, respectively. The Company repurchased a total of 118 thousand and 187 thousand shares of common stock during the three- and six-month periods ended June 30, 2012, respectively, at an aggregate purchase price of $468 thousand and $728 thousand, respectively.

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

Embezzlement-related expenses incurred in the three- and six-month periods ended June 30, 2013 were not material. However, future expenses may be incurred in connection with the Fullscope Embezzlement Issue. During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	FULLSCOPE EMBEZZLEMENT: (Continued)

As of June 30, 2013, the accrual for pre-acquisition sales and use tax exposure was $643 thousand. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow. In connection with the Fullscope Acquisition, an escrow account was established with $1.3 million, or 10% of the initial upfront purchase price consideration. Subsequent to that time, the Company transferred an additional $700 thousand to the escrow account in connection with the release of a pre-acquisition Fullscope escrow account that was established in June 2009 in connection with Fullscope’s sale of Dynamics AX add-on software modules to Microsoft. Further, in the fourth quarter of 2011, the Company funded the escrow account with $2.6 million in settlement of the contingent consideration obligation. As of June 30, 2013, the combined value of the two escrow accounts was approximately $4.6 million. The escrow accounts, as per the merger agreement, were established to ensure the satisfactory resolution of all potential claims during the earnout period. These amounts will remain unsettled until our claim of recovery for the above matters is resolved.

During the fourth quarter of 2012, the Company began to file tax returns and pay sales and use tax liabilities related to the Fullscope Embezzlement. The Company, as of June 30, 2013 has made payments totaling $858 thousand associated with the sales and use tax liabilities. We expect to continue to make payments associated with these liabilities during the third quarter of 2013. The Company fully expects to be reimbursed for payments made in relation to amended sales and use tax returns; however, reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement-related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

12.	PURCHASE OF INTELLECTUAL PROPERTY:

In March 2013, the Company purchased Trade Program Management (“TPM”) software assets. The purchase price for the TPM intellectual property was $200 thousand, payable in installments. The Company has recorded this asset within intangible assets on the condensed consolidated balance sheet as of June 30, 2013 (and will begin to amortize the purchase price, over a three-year period (the expected period of benefit), once development is complete and the product is commercially available).

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 92.6% and 92.3% of service revenue for the three- and six-month periods ended June 30, 2013, respectively. Time and materials-based contracts represented 95.4% and 95.5% of service revenue for the three- and six-month periods ended June 30, 2012, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 4.4% and 4.6% of service revenue for the three- and six-month periods ended June 30, 2013, respectively. Fixed-price contracts represented 1.9% and 1.9% of service revenue for the three- and six-month periods ended June 30, 2012, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 3.0% and 3.1% of service revenue during the three- and six-month periods ended June 30, 2013, respectively. Retainer-based contracts represented 2.7% and 2.6% of service revenue during the three- and six- month periods ended June 30, 2012, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed (or be less than) our original estimate, as a result of an increase (or decrease) in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

We anticipate that software revenue will continue to be a significant portion of our revenues. Our reported software revenue represents the resale of certain third-party off-the-shelf software and related maintenance (primarily relates to the resale of Microsoft Dynamics AX product) and is recorded on a gross basis provided we act as principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis.

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

Prior to the second quarter of 2013, we recorded the majority of our software resale revenue on a gross basis (reporting all of the revenue and cost from the transaction in our statement of operations). However, during the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements, we began to recognize an increasing portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our statement of operations). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms will increase in future periods. Additionally, the changes in the terms of the resale arrangements will also, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread evenly over a three-year period) and reduce the amount of the software gross margin to be recognized by the Company.

Operating Expenses. The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes share-based compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and service revenue to be an important measure of our operating performance. The relationship between project personnel expenses and service revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expense is composed of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Adjustments to Fair Value of Contingent Consideration. During the three- and six-month periods ended June 30, 2012, we made adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. Changes in the carrying value of contingent consideration liabilities may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Fullscope Embezzlement Expenses. During fiscal 2010 and continuing through the six-month period ended June 30, 2013, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

During the second quarter of 2012, the Company increased the previously recorded accrual for pre-acquisition sales and use tax exposure by $550 thousand. As of June 30, 2013, the adjusted accrual for pre-acquisition sales and use tax exposure was $643 thousand. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account in the amount of $4.6 million, which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

We anticipate that we may continue to incur additional expenses associated with the Fullscope Embezzlement Issue as we intend to aggressively pursue recovery through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition. We anticipate that we will be able to recover some, if not all, of the receivable amounts embezzled during 2010, the professional service expenses we have incurred to-date, or will incur in the future, addressing this situation, and any amounts paid to settle any of the identified sales and use tax liability amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

During the fourth quarter of 2012, the Company began to file tax returns and pay sales and use tax liabilities related to the Fullscope Embezzlement. As of June 30, 2013, the Company has made payments totaling $858 thousand associated with the sales and use tax liabilities. We expect to continue to make payments associated with these liabilities during the third quarter of 2013. The Company fully expects to be reimbursed for payments made in relation to amended sales and use tax returns. However, reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement-related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2013, Compared to Results for the Three and Six Months Ended June 30, 2012,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Six Months Ended June 30, 2013, Compared to Results for the Three and Six Months Ended June 30, 2012

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Service revenue	77.4%	79.4%	80.4%	82.7%
Software revenue	15.5%	13.3%	12.3%	9.5%
Reimbursable expenses	7.1%	7.3%	7.3%	7.8%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	48.2%	48.0%	52.1%	50.8%
Software costs	8.7%	9.9%	7.2%	7.0%
Reimbursable expenses	7.1%	7.3%	7.3%	7.8%

Total cost of revenue	64.0%	65.2%	66.6%	65.6%

Gross profit	36.0%	34.8%	33.4%	34.4%

Operating expenses:
Selling, general and administrative	29.1%	31.5%	30.4%	31.5%
Depreciation and amortization	1.1%	1.6%	1.2%	1.7%

Total operating expenses	30.2%	33.1%	31.6%	33.2%

Operating income	5.8%	1.7%	1.8%	1.2%

Other expense, net	0.2%	0.7%	0.4%	0.2%

Income before income taxes	5.6%	1.0%	1.4%	1.0%
Income tax provision	0.5%	0.5%	0.4%	0.4%

Net income	5.1%	0.5%	1.0%	0.6%

Revenue. Total revenue increased by $713 thousand, or 2.6%, to $27.9 million during the three-month period ended June 30, 2013, compared to total revenue of $27.2 million in the three-month period ended June 30, 2012. Total revenue decreased by $(1.1) million, or (2.1)%, to $51.4 million during the six-month period ended June 30, 2013, compared to total revenue of $52.5 million in the six-month period ended June 30, 2012. With respect to the comparative changes in year-over-year total revenue, service revenue remained at $21.6 million during the comparative 2013 and 2012 quarterly periods, while service revenue during the six-month period ended June 30, 2013 decreased $(2.1) million, or (4.8)%, to $41.3 million, compared to service revenue of $43.4 million during the six-month period ended June 30, 2012. Software revenue represented $4.3 million, or 15.5% of total revenues, during the three-month period ended June 30, 2013, compared to $3.6 million during the second quarter of 2012 and was $6.3 million, or 12.3% of total revenues, during the six-month period ended June 30, 2013, compared to $5.0 million during the first six months of 2012.

On a sequential quarterly basis, service revenue in the second quarter of 2013 increased by $1.9 million, or 9.7%, compared to the first quarter of 2013. The sequential quarterly improvement in service revenue is reflective of the improved sales pipeline activity and project closures we experienced in the latter half of the first quarter of 2013. The timing of the closures, along with continued positive pipeline activity during the second quarter of 2013, combined to provide sufficient delivery backlog to drive sequential quarterly service revenue growth. Both our EPM and Classic Consulting offerings posted strong sequential service revenue growth, while our ERP offering had strong sales closures, benefiting from the cyclical reloading of the Dynamics AX delivery pipeline in connection with Microsoft’s June 30th fiscal year end.

The addition of intellectual property (IP) design and build capabilities to our strategic offerings mix has had a positive impact on our lead generation and overall sales activity. We plan to build out intellectual property in the healthcare, insurance and manufacturing space in future periods.

We believe that our second quarter pipeline closures and current pipeline activity will provide us with sufficient momentum to generate sequential quarterly service revenue growth in the third quarter of 2013, as compared to the second quarter of 2013.

Utilization, which is the rate at which we are able to generate revenue from our consultants, increased to 75.0% during the second quarter of 2013, compared to 73.2% during the second quarter of 2012. Further, billable headcount, including contractors, increased by 12 during the second quarter of 2013, compared to the second quarter of 2012. Second quarter 2013 utilization, on a sequential quarterly basis, improved from 69.0% during the first quarter of 2013 essentially as a result of the relative strength of the delivery pipeline entering the second quarter of 2013, compared to the delivery pipeline entering the first quarter of 2013.

Annualized service revenue per billable consultant, as adjusted for utilization, was $355 thousand and $350 thousand during the three- and six-month periods ended June 30, 2013, which is relatively consistent with our reported annualized service revenue per billable consultant of $362 thousand and $357 thousand during the comparative 2012 three- and six-month periods.

During the three- and six-month periods ended June 30, 2013, software revenue totaled $4.3 million and $6.3 million, or 15.5% and 12.3% of total revenue, respectively, compared to software revenue of $3.6 million and $5.0 million, or 13.3% and 9.5%, respectively, in the three- and six-month periods ended June 30, 2012. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on annual period to period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Prior to the second quarter of 2013, we recorded the majority of our software resale revenue on a gross basis (reporting all of the revenue and cost from the transaction in our statement of operations). However, during the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements, we began to recognize an increasing portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our statement of operations). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms will increase in future periods. Additionally, the changes in the terms of the resale arrangements will also, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread evenly over a three-year period) and reduce the amount of the software gross margin to be recognized by the Company.

A significant amount of our 2013 three- and six-month software revenue is associated with the recognition of PI2 license revenue. In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract includes $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. Since June 2012, we have recognized the license revenue over the period the expected services are to be performed.

We perform routine periodic reviews of our current and expected performance against the service contracts in connection with our PI2 revenue recognition procedures. During the three months ended June 30, 2013, in conjunction with our periodic review, the Company revised its estimate to complete certain work under the training services agreement. As a result of our revised estimates, we recognized software revenue related to the PI2 transaction of $934 thousand during the second quarter of 2013, which amount is higher than what we have recognized on a recurring quarterly basis since entering the transaction in the second quarter of 2012. We recognized $1.4 million in PI2-related software revenue during the six months ended June 30, 2013. No PI2-related software revenue was recognized during the three- or six-month periods ended June 30, 2012.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue remained consistent, at $2.0 million for the three-month periods ended June 30, 2013 and 2012, respectively. Reimbursed expense revenue decreased $306 thousand, to $3.8 million for the six-month period ended June 30, 2013, as compared to $4.1 million in the comparative 2012 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the six-month period ended June 30, 2013 totaled 314, as compared to 326 customers during the six-month period ended June 30, 2012. During the first six months of 2013, we secured first-time engagements with a total of 46 new customers, compared to 54 new customer engagements during the first six months of 2012.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $132 thousand, or 0.7%, to $17.9 million for the three-month period ended June 30, 2013, compared to $17.7 million in the comparative 2012 quarterly period. Cost of revenue decreased by $(248) thousand, or (0.7)%, to $34.2 million during the year-to-date period ended June 30, 2013 compared to $34.4 million in the comparative 2012 year-to-date period.

The primary drivers of the 2013 year-over-year quarterly increase in total cost of revenue, on an absolute dollar basis, were related to an increase in salary- and fringe-related expenses (primarily associated with the year-over-year increase in billable consultant headcount combined with annual merit increases) and an increase in expense associated with billable consultant revenue share programs. The Company maintained 303 billable consultants (excluding contractors) as of the quarter ended June 30, 2013, compared to 299 billable consultants (excluding contractors) at the end of the second quarter of 2012.

In regards to total cost of revenue for the six-month period ended June 30, 2013, increases in salary- and fringe-related expenses attributable to the increase in billable headcount were offset by a decrease in reimbursable expenses. As noted in the revenue section above, reimbursable expenses are expected to fluctuate from period to period based on current mix and travel requirements necessary to properly serve customers.

Project and personnel costs represented 48.2% and 52.1% of total revenue during the three- and six-month periods ended June 30, 2013 as compared to 48.0% and 50.8% of total revenue during the three- and six-month periods ended June 30, 2012. The increase in project and personnel costs, as a percentage of total revenue, was driven primarily by the compensation-related costs (salaries and fringe-related expenses) associated with the billable consultant headcount growth and, for the year-to-date period, the decrease in service revenue.

Software costs amounted to $2.4 million and $3.7 million during the three- and six-month periods ended June 30, 2013. Software costs amounted to $2.7 million and $3.7 during the three- and six-month periods ended June 30, 2012. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $2.0 million and $3.8 million for the three- and six-month periods ended June 30, 2013, compared to $2.0 million and $4.1 million in the comparative quarterly periods of 2012.

Gross Profit. During the three-month period ended June 30, 2013, total gross profit increased $581 thousand, or 6.1%, to $10.0 million compared to gross profit of $9.5 million in the three-month period ended June 30, 2012. During the six-month period ended June 30, 2013, total gross profit decreased $(844) thousand, or (4.7)%, to $17.2 million compared to total gross profit of $18.0 million in the six-month period ended June 30, 2012. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, increased to 36.0% in the second quarter of 2013, compared to 34.8% in the second quarter of 2012. Total gross margin decreased to 33.4% in the six-month period ended June 30, 2013, compared to 34.4% in the comparative 2012 year-to-date period. The second quarter 2013 year-over-year improvement in total gross margin is directly related to the increase in software revenue, specifically the recognition of high margin PI2 software revenue as described above. During the six-month period ended June 30, 2013, the increase in software revenue (similarly driven by the 2013 year-to-date recognition of high margin PI2 software revenue) was offset by the comparative six-month period decrease in 2013 year-to-date service revenue, compared to 2012 year-to-date service revenue.

Service revenue gross margins were 37.7% in the second quarter of 2013, compared to 39.5% in the second quarter of 2012. Service revenue gross margins were 35.2% in the six-month period ended June 30, 2013, compared to 38.4% in the comparative 2012 year-to-date period. The decrease in service gross margin for the three- and six-month periods ended June 30, 2013 is primarily the result of the increase in salaries and fringe-related expenses associated with our growth in billable consultant headcount, an increase in billable consultant revenue share expense, and the respective periodic changes in billable consultant utilization, as described above.

We anticipate that software revenue will continue to be a significant part of our revenue in future periods. Our software revenue has historically influenced, and we anticipate that it will continue to influence in the future, our quarterly gross margins. We believe, in connection with changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements as described in “Revenue” above, that anticipated changes in the terms of the resale arrangements will, in certain situations, extend the timing of the recognition period of the gross margin on software sales (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread evenly over a three-year period) and result in a reduction in the amount of the software gross margin to be recognized by the Company.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 29.1% and 30.4% during the three- and six-month periods ended June 30, 2013, respectively, compared to 31.5% in both the three- and six-month periods of 2012. On an absolute dollar-basis, SG&A expenses decreased by $(441) thousand and $(861) thousand, or (5.2)% and (5.2)%, to $8.1 million and $15.6 million in the three- and six-month periods ended June 30, 2013, respectively, compared to SG&A expenses of $8.6 million and $16.5 million in the three- and six-month period ended June 30, 2012, respectively.

The year-over-year decrease in SG&A expenses in the three- and six-month periods of 2013, compared to the comparative 2012 quarterly and year-to-date periods, was driven primarily by comparative decreases in recruiting costs (which had increased in the three- and six-month periods ended June 30, 2012 in advance of the expected 2012 customer demand), a $550 thousand incremental expense recognized in the second quarter of 2012 related to the estimated pre-acquisition Fullscope sales and use tax exposure, occupancy-related costs and travel expenses (a function of the timing and location of our actively pursued pipeline targets).

During the first half of 2013, we incurred an immaterial amount of expenses associated with the Fullscope Embezzlement Issue, and we anticipate that we may continue to incur additional expenses associated with this issue in future periods. We intend to aggressively pursue recovery of all incurred expenses associated with the Fullscope Embezzlement Issue through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. Amounts recovered and/or reimbursed, if any, in connection with this matter will be recorded in the period during which amounts are determined to be probable of recovery from escrow.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(140) thousand, or (31.3)%, to $308 thousand in the quarter ended June 30, 2013 as compared to $448 thousand in the quarter ended June 30, 2012. Similarly, depreciation and amortization expense decreased $(267) thousand, or (30.0)%, to $623 thousand in the six-month period ended June 30, 2013 compared to $890 thousand in the comparative 2012 year-to-date period.

Amortization expense was $101 thousand and $209 thousand during the three- and six-month periods ended June 30, 2013 compared to amortization expense of $241 thousand and $482 thousand in the three- and six-month periods ended June 30, 2012. The decrease in amortization expense during the first quarter of 2012 is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Depreciation expense of $207 thousand and $414 thousand recorded in the three- and six-month periods ended June 30, 2013, respectively, were consistent with depreciation expense recognized during the comparative 2012 quarterly and year-to-date periods.

Operating Income. Operating income was $1.6 million in the second quarter of 2013, compared to operating income of $461 thousand in the comparative 2012 quarterly period. Similarly, operating income for the six-month period ended June 30, 2013 was $917 thousand, compared to operating income of $633 thousand in the comparative 2012 year-to-date period.

The 2013 second quarter and year-to-date improvements in operating income are primarily attributable to the increased contribution from software revenue (directly related to the recognition of high margin PI2-related software revenue) and the absence of the second quarter of 2012 charge associated with pre-acquisition Fullscope sales and use tax exposure. These items were partially offset by the increase in billable consultant salary and fringe-related expenses described above.

Other Expense, Net. Other expense, net, totaled $69 thousand and $173 thousand during the three- and six-month periods ended June 30, 2013 while other expense, net, totaled $196 thousand and $105 thousand during the comparative 2012 periods. These amounts primarily represent the Company’s periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $140 thousand and $219 thousand during the three and six months ended June 30, 2013, respectively. We recorded a provision for income taxes of $131 thousand and $219 thousand during the three and six months ended June 30, 2012, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 9.0% and 29.4% during the three- and six-month periods ended June 30, 2013, respectively.

Reported income tax expense during the comparative 2013 and 2012 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties. The reported estimated annual effective tax rate is lower than an anticipated statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards.

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

Net Income. We generated net income of $1.4 million and $525 thousand during the three- and six-month periods ended June 30, 2013, respectively, compared to net income of $134 thousand and $309 thousand during the three- and six-month periods ended June 30, 2012, respectively. The increase in periodic net income in both the three- and six-month periods of 2013 is primarily attributable to the comparative year-over-year increase in software revenue contribution (directly related to the recognition of high margin PI2-related software revenue), the absence of the second quarter of 2012 charge associated with pre-acquisition Fullscope sales and use tax exposure and a reduction in amortization expense. Each of these factors is explained in further detail above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Cash flows used in:
Operating activities	$(3,551)	$(508)
Investing activities	(531)	(404)
Financing activities	(1,097)	(522)
Effects of exchange rates on cash	(5)	(6)

Total cash used during the period	$(5,184)	$(1,440)

Working capital, which is defined as current assets less current liabilities, increased to $18.7 million as of June 30, 2013, as compared to $18.5 million as of December 31, 2012. As of June 30, 2013, we had cash and cash equivalents of $11.5 million, a $5.2 million decrease from the December 31, 2012 balance of $16.7 million. The primary drivers of the decrease in cash during 2013 are payments related to $1.5 million in repurchases of the Company’s common stock, $817 thousand in payments made in connection with the settlement of pre-acquisition Fullscope sales and use tax liabilities, the Company’s 2012 performance-based bonus programs, insurance policy premiums, and, to a lesser extent, purchases of property and equipment.

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

Cash flow from operating activities is driven by collections of fees for our consulting services and the reselling of software products. Cash used in operations predominantly relates to employee compensation and payments to third party software providers. Accrued payroll and related liabilities fluctuate from period to period based on the timing of our normal payroll cycle and the timing of variable compensation payments. Annual components of our variable compensation plans are paid in the first quarter of the following year, causing fluctuations in cash flow from quarter to quarter.

Accounts payable and accrued expenses are most significantly impacted by the timing of payments required to be made to third-party software providers in connection with the resale of software products to our customers. Historically, a significant portion of our software sales have occurred at the end of the second quarter.

Net cash used in operating activities was $(3.6) million for the six-month period ended June 30, 2013, as compared to net cash used in operating activities of $(508) thousand for the six-month period ended June 30, 2012. The primary components of cash used in operations during the first half of 2013 were associated with an increase in accounts receivable of $(5.6) million. This increase was offset by non-cash charges of $1.7 million (consisting primarily of depreciation and amortization and share-based compensation), combined with net income of $525 thousand. The offsetting changes in accounts payable and accrued expenses are primarily the result of classification of payments due to third-party software vendors (in connection with our resale of Microsoft Dynamics AX products). The primary components of operating cash flows during the first half of 2012 were related to an increase in accounts receivable of $(4.4) million, partially offset by the increase in deferred revenue (primarily the result of the PI2 software and intellectual property sale), the non-cash charges of $1.7 million (primarily depreciation and amortization and share-based compensation expense) and net income of $309 thousand.

Net cash used in investing activities was $(531) thousand during the six-month period ended June 30, 2013, compared to net cash used in investing activities of $(404) thousand in the six-month period ended June 30, 2012. Cash used in investing activities in the six-month period ended June 30, 2013 included the Company’s acquisition of a Microsoft Dynamics-based trade promotions management software assets and intellectual property, purchases of property and equipment and capitalized software development costs (related to internal software development initiatives). Cash used in investing activities in the six-month period ended June 30, 2012 was associated with purchases of property and equipment and the capitalization of internal software development initiatives.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(1.1) million in the six-month period ended June 30, 2013, compared to cash used in financing activities of $(522) thousand in the six-month period ended June 30, 2012. The 2013 activities were driven by the repurchase of common stock in the amount of $1.5 million, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, partially offset by $416 thousand received from our employees related to our Employee Stock Purchase Plan and stock option exercises. Net cash used in financing activities in the six-month period ended June 30, 2012 consisted of repurchases of common stock in the amount of $710 thousand, partially offset with proceeds of $240 thousand received from our Employee Stock Purchase Plan.

Acquisitions, Earnout Payments and Commitments

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of June 30, 2013, there were no ongoing earnouts.

On May 17, 2010, the Company acquired substantially all of the assets of Meridian Consulting International. As provided for under the related purchase agreement, Meridian’s former stockholders were eligible to receive additional contingent consideration based upon performance-based thresholds over a 36-month period from the date of acquisition. The Company increased total purchase price consideration by $1.2 million, which represented our initial fair value estimate of the contingent consideration to be paid to the former stockholders of Meridian.

On a routine periodic basis, the Company reassessed the estimated fair value of contingent consideration and recorded any changes in fair value within selling, general and administrative expense in the period the change occurred. The former Meridian stockholders’ third and final twelve-month earnout period concluded in May 2013. None of the minimum financial performance measures necessary to earn additional contingent earnout consideration were achieved.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of ASU 2013-2 did not have a material impact on the Company’s condensed consolidated financial statements as no significant amounts were reclassified out of Accumulated Other Comprehensive Income during the three- and six-month periods ending June 30, 2013 and 2012, respectively.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2013 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs . In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies” in our 2012 Annual Report on Form 10-K; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; (13) changes in our utilization levels; and/or (14) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Part I – Item IA “Risk Factors” in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- or six-month periods ended June 30, 2013 and 2012. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- and six-month periods ended June 30, 2013 and 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Eva luation of Disclosure Controls and Procedures

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

P ART II – OTHER INFORMATION

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

In addition, please note the following risk:

Our business could be adversely affected by local political, social, legal, tax, regulatory or environmental requirements. The local business risks in different cities, states and countries in which we or our current or potential customers operate could have a material impact on our financial condition, results of operations and growth prospects. We sell our classic consulting and product-based consulting services in different cities, states and countries and may increasingly become exposed to changing political, social, legal, tax, regulatory and environmental requirements at the local, national or international level. Also, new policies or measures by governments, whether fiscal, tax, regulatory, environmental or other competitive changes, may lead to an increase in additional or unplanned expenditures, discourage our customers or potential customers from purchasing our services and ultimately adversely affect our financial condition, results of operations and growth prospects.

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

The following table provides information with respect to purchases of our common stock during the quarter ended June 30, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2013	—	$—	—	$3,884,040
May 1 - 31, 2013	—	$—	—	$3,884,040
June 1 - 30, 2013	201,345	$4.23	201,345	$3,032,351

Total	201,345	$4.23	201,345	$3,032,351

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable as our Company does not have any senior securities issued or outstanding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (version for Non-Employee Directors)*

31.1	13a-14 Certification - Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification - Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.**

* –	Filed herewith.
** –	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 2, 2013	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2013	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)