Form 10-K
period 2013-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2014-03-10
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE	ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES	EXCHANGE ACT OF 1934

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Harvard Mill Square, Suite 210
Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Large accelerated filer [    ]    Accelerated filer [    ]    Non-accelerated filer [    ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [    ]  No  [X]

As of June 30, 2013, there were 10,796,048 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2013 was approximately $42.5 million, computed based upon the closing price of $4.26 per share on June 28, 2013.

As of March 3, 2014, there were 11,075,913 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement for the Registrant’s 2014 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year, provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies” elsewhere in this Form 10-K; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; (13) changes in our utilization levels; and/or (14) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item 1A. — Risk Factors .” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

For the Year Ended December 31, 2013

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

We deliver our services across a broad range of industries. We work onsite with our clients, providing a full spectrum of services in: classic consulting and product-based consulting, primarily in enterprise performance management (“EPM”) and enterprise resource planning (“ERP”).

Our Services

Edgewater offers a full spectrum of services and expertise to ensure the success of our engagements. Our consulting services are consolidated into two major synergistic offerings: (1) Classic Consulting and (2) Product-Based Consulting.

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

Below are Edgewater’s service categories with sample services:

¡	Classic consulting services
¡	CFO advisory services
¡	Business improvement roadmaps
¡	Organizational change management
¡	Program/project management
¡	Business process rejuvenation and integrated social media best practices
¡	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital
¡	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives
¡	Independent package selection and Request for Information or Proposal process design and implementation
¡	Technical architecture and roadmaps
¡	CIO advisory services
¡	Strategic technology selections
¡	Technical evaluation and design
¡	Custom component design and implementation
¡	Customer intelligence solutions using web/mobile analytics combined with social intelligence
¡	Cloud architecture, integration and phasing solutions
¡	On-going support services

¡	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance.

¡	Product-based consulting services
¡	Business transformation through the use of packaged software solutions
¡	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance
¡	Enterprise resource planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, Pharmaceuticals and Food and Beverage
¡	Customer relationship management with Microsoft Dynamics CRM
¡	Industry specific platform and best practice solutions
¡	Blended solutions; Microsoft CRM/XRM and specialized custom solutions
¡	Business intelligence analytics
¡	Design, development and introduction of IP that helps “verticalize” channel product stacks
¡	Support and training services

In addition to the above services, the Company also provides synergistic services in the area of data management and analytics. Examples of such services include the following:

¡	Enterprise information management services
¡	Provide for data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design
¡	Provide practical data architectures and roadmaps to support transactional systems and enterprise performance management through advanced analytics
¡	Provide forms of data manipulation, transformation and quality services

¡	Analytics services
¡	Advise on lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization
¡	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting
¡	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations
¡	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations

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

Customers:

Our strategic acquisitions have helped enhance our service and product offerings, increase and diversify our customer base and reduce our reliance on individually significant customers. Service revenue from our five largest customers, as a percentage of total service revenue, was 16.5%, 14.8% and 11.1% for the years ended December 31, 2013, 2012 and 2011, respectively. No single customer represented 10% or more of total revenue during the years ended December 31, 2013, 2012 or 2011. See “Item 1A. — Risk Factors — Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” During 2013, we recorded service revenue from 387 customers, of which 92 were new customers, as compared to recording service revenue from 394 customers in 2012, of which 103 were new customers. We recorded service revenue from 406 customers in 2011, of which 129 were new customers.

Industry Dynamics and Opportunity

Industry Dynamics.    In today’s rapidly shifting macro business environment, businesses are demanding that financial and operational strategies be implemented in the most efficient and complete manner possible. The classic providers, such as the large management consulting firms, large accounting firms and multinational integrators, tend to provide solution services exclusively on large complex platforms, encompassing many players of mixed experience levels and in a myriad of locations. Edgewater’s services are focused and quickly deployed onsite in a specialized solution package, more appropriate to today’s need for faster innovation rollout, pushed deeper into subsidiaries of multinational corporations as well as middle market growth companies.

Expenditures in the information technology market have become a critical success factor in every company’s successful growth. As such, IT expenditures are receiving the scrutiny of the Chief Executive Officer (“C-level”), when specifically focused on transformational change. Our C-level buyers are looking to purchase rapidly deployable, risk-managed, product-based technology solutions. These solutions maintain the ability for a company to differentiate itself from its competitors with proprietary business process, combined with the leverage of product customization. Edgewater assists clients with these solutions primarily in the Oracle and Microsoft product channels, while providing the opportunity for a customer to customize its solutions through the utilization of its custom technology consulting services.

There are three major drivers to transformational change today. The first is the permeation of operational analytics driving corporate command and control. This manifests itself in the centralization of operational analytics on a common enterprise-wide platform of planning, budgeting, consolidation and strategic finance, which are provided by Edgewater through its EPM services within the Oracle channel. The second driver of transformational change is the software replacement cycle in manufacturing, insurance and healthcare. Each has its macro drivers (economic, regulatory or demographic), for which the outcome is the same. Core operational systems such as ERP, policy administration and accountable care/service lines must be implemented or replaced. Third, cloud-based services are providing a new and growing opportunity for the middle-market, enabling them to avail themselves of technology usually reserved for larger companies. Edgewater’s classic consulting and product-based services fill the gap in expertise between the internal corporate resources available to a middle-market company and the provisioning of the various cloud providers required to provide an effective enterprise solution.

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

Industry Opportunity.    Technology has become such an integral part of business that it requires skilled strategic management in its own right. Technology has become a key enabler to business change when the appropriate strategic steps, a meld of business process change and technology, are well laid out and thoughtfully executed. Strategic consulting firms deliver innovative thinking and in-depth vertical industry expertise, along with the ability to implement business process transformation through the judicious use of appropriate technologies. We have steadily enhanced our offerings to address the evolving need for strategic advisory and product-based consulting services and plan to continue to grow our competencies in these areas. Our goal is to provide a comprehensive continuum of focused business services, encompassing all facets of business, through the enablement of technology.

Competitive Strengths

Edgewater offers strategic consulting services designed to assist its clients in improving financial and operational performance across their enterprises. We develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. We believe that five core values differentiate us from our competition.

These values include the following:

(1)	Delivery Excellence — Our history is built upon more than 20 years of proven methodology and well-defined process, in addition to continuous delivery of business and technology solutions that work. Our delivery excellence is a derivative of a well-defined business plan, highly-skilled consultants, strong technical expertise and established implementation and support methodologies. Most importantly, we use an iterative business and technology approach, with an emphasis on quality assurance and project management, to achieve rapid and successful deployment of our solutions. Our delivery history has contributed to our ability to build long-term customer relationships.

(2)	Vertical Expertise — We combine vertical industry knowledge with a broad base of key strategic technologies to serve our customers’ needs and deliver tailored and innovative strategies and solutions. We have developed core competencies in primary vertical markets such as: CPG/Manufacturing; Discrete and Process Manufacturing; Energy/Utilities; Healthcare; Hospitality; Insurance; Oil and Gas; Retail; Travel/Entertainment; and various Emerging Markets.

(3)	Technology Excellence — We deliver our services by blending proven strategic technologies and business practices to build scalable solutions providing a solid return on investment. Our team of professionals has the business and technology expertise to offer comprehensive strategies and solutions. Our areas of expertise include:

•	Classic consulting services;
•	EPM solutions in planning;
•	Budgeting;
•	Consolidation and strategic finance;
•	Microsoft Dynamics solutions in the area of CRM and ERP;
•	Data analytics;
•	Web analytics;
•	Advanced data and infrastructure services; and
•	Specialized custom IT services.

(4)	Client Focus — Edgewater is positioned to provide its customers with onsite services. Edgewater’s client-centric model is well positioned to serve the needs of the Global 2000 for tight, highly-trained, product specialist project teams, as well as the upper middle market whose needs tend to span the full spectrum of our business/IT service offerings.

(5)	Adherence to Operational Metrics — Since our inception in 1992, Edgewater’s original management team has built an organization that is defined by a record of operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, utilization and gross margin.

Business Strategy

Our business strategy is to position our Company as one of the leading providers of transformational classic and product-based consulting services. We believe we can attain this strategic objective by delivering a range of blended solutions through a combination of industry specific classic consulting, advanced product–based software consulting and custom technology consulting services. Clients desire the personal attention provided by onsite industry, financial and strategic expertise buttressed with the ability to speed idea implementation with cost-effective advanced software package solutions. Our ability to begin our services dialogue at the strategy level in business vernacular all the way through specific software product request for proposal response provides a spectrum of sales opportunities with varying degrees of channel control and cost. This spectrum of engagement entry opportunities allows us to serve the upper middle market through the Global 2000 with an appropriate set of services.

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

Marketing, Sales and Strategic Alliances

Marketing.    The primary goal of our marketing efforts is to generate sales opportunities by increasing our brand awareness, value proposition and overall domain expertise. Our marketing efforts continue to be closely aligned with our go-to-market strategy, while introducing specific offerings that address business and IT problems faced by our clients. We leverage the core competencies we have developed in delivering our services in key industries and horizontal offerings to increase the efficiency of our marketing efforts. Our marketing function utilizes comprehensive internet marketing strategies that involve integrated activities including, but not limited to: webinars, highly-targeted email campaigns distributed to prospect and client lists developed with specific demographics and attributes and social media outlets to promote our capabilities and services (e.g., both company-driven and domain-specific blogs, social networking and video sharing websites). By leveraging closely coupled internet marketing strategies to promote our services, we are able to reach a wider audience and communicate in a medium that has become more widely accepted and brings in quicker results from a sales and marketing perspective. We also gather key statistics from our websites, blogs, email campaigns and other social media outlets to test, measure and trace our marketing initiatives. This enables us to ensure we are reaching the right target audience with concise and compelling offerings to promote our capabilities. We also author white papers and contribute to articles in trade publications, attend events and participate in targeted industry conferences and tradeshows.

Our marketing department has embarked on an enterprise-wide initiative to bring recent acquisitions under a single master brand concept. Since some of our new offerings are not purely technology oriented, we are in the process of establishing our master brand as “Edgewater,” thus dropping the word “Technology” from our corporate identity.

Sales.    Our sales approach is to combine traditional sales with our strength in industries and technology. Our traditional sales function is composed of direct sales professionals and inside sales professionals. Both work closely with our practice directors to identify potential opportunities within each account. Using a consultative selling methodology, target prospects are identified and a pursuit plan is developed for each key account. When contact with a target is established, we utilize a blended sales model to demonstrate our expertise, combining consultative selling with traditional sales methods. Once the customer has engaged us, our sales professionals maintain their relationships with the customer by working collaboratively with the consulting professionals who are assigned to the customer.

Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including: Informatica Corporation, Information Builders, ISO Insurance Technology Solutions, Google, Adobe, Keyteach; Microsoft Corporation (“Microsoft”), Oracle America, Inc. (“Oracle”), FAST, Core Motives, Exact Target, Resco, Experlogix, Scribe, CozyRoc, OpenText, SiteCore, International Business Machines Corporation (“IBM”) and Webtrends. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees.    As of December 31, 2013, Edgewater had 407 employees (excluding contractors). Of these employees, 313 were billable consultants and 94 were product development and management and administrative personnel (composed of sales, marketing, human resources, finance, accounting, internal information systems and administrative support). The average tenure of our employees is approximately 5.0 years and the average “years of experience” is approximately 22.2 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

Culture.    We believe that our business culture is critically important in hiring and retaining qualified professionals. Our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all disciplines and vertical practices throughout our Company. Our employees are talented and energetic professionals who come from a multitude of professional backgrounds. We believe that this creates an exciting, diverse and creative work environment for our employees.

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

There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. The following is a representative list of competitors in the IT and management consulting services space:

¡

Technical Consulting/Systems integrators: Accenture, EDS, Mattersight Corporation (formerly eLoyalty Corporation), Ciber, Inc., IBM Global Services, Business and Decision Group, Caritor, Inc., LogicaCMG, Perficient and Sapient;

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

Intellectual Property

We consider our intellectual property to be a valuable asset in a highly competitive industry. We also consider our intellectual property to be an important factor in building brand recognition for quality service and performance. Therefore, we have secured certain service marks for “Edgewater,” “Edgewater Consulting,” “Edgewater Technology,” “Edgewater Strategy Services,” “Edgewater Technology-Ranzal,” “Edgewater Ranzal” and “Edgewater Fullscope,” among others. We believe we have secured all rights to trademarks and trade names related to our business.

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

We believe that our current cash balances and our anticipated cash flow from our operations taken together will be adequate for our working capital needs for at least the next twelve months. However, our actual experience may differ significantly from our expectation, particularly if we pursue growth through business combination transactions, which we presently believe will be advantageous to building long-term stockholder value. In addition, other future events may adversely or materially affect our business, expenses or prospects and could affect our available cash or the availability or cost of external financial resources.

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

Directors and Executive Officers of the Registrant

Name	Age	Position with the Company
Shirley Singleton	62	Chairman of the Board, President and Chief Executive Officer
David Clancey	58	Executive Vice President, Chief Strategy Officer and Chief Technology Officer
Timothy R. Oakes	46	Chief Financial Officer, Chief Accounting Officer, Treasurer and Corporate Secretary
Robin Ranzal-Knowles	46	President, Edgewater Technology-Ranzal, Inc.
Kristin Zaepfel	50	Vice President, Human Resources
Paul Flynn	64	Independent Director
Paul Guzzi	71	Independent Director
Nancy Leaming	67	Independent Director
Michael Loeb	58	Independent Director
Daniel O’Connell	65	Independent Director
Wayne Wilson	65	Lead Independent Director

Ms. Singleton currently serves as our Chairman, a position she was elected to in July 2005. Ms. Singleton co-founded Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) in 1992 and served as President of Edgewater Delaware from 1992 until January 2002. Ms. Singleton has served as President and Chief Executive Officer of our Company (the parent company of Edgewater Delaware) from January 2002 to the present. Prior to co-founding Edgewater Delaware, Ms. Singleton held various management positions from 1982 to 1992 at Logica North America and attained the position of Vice President and General Manager of the Northeast region. Ms. Singleton serves on the Board of Trustees for the North Shore Medical Center, the Technical Oversight Committee of Partners HealthCare and the board of The Commonwealth Institute. Ms. Singleton has served as a Director of our Company since June 2001.

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

Mr. Flynn currently serves as Executive Vice President and Commercial Loan Officer at People’s United Bank, a position he has held since June 30, 2011. From 2007 to June 2011, Mr. Flynn was an Executive Vice President and Commercial Loan Officer at Danversbank. From 2000 to 2007, Mr. Flynn was an Executive Vice President of RBS Business Capital, a division of Citizens Financial Group. From 1986 to 2000, Mr. Flynn was an Executive Vice President for the United States Trust Company. Prior to his time at the United States Trust Company, Mr. Flynn was a Senior Vice President for Patriot Bank, N.A. from 1981 to 1986. From 1977 to 1981, Mr. Flynn was an Assistant Vice President at Chase Commercial Corporation and from 1974 to 1977, Mr. Flynn was an Audit Manager with New England Merchants Bank. Mr. Flynn serves as a Director of the Business Development Corporation of New England. Mr. Flynn was elected as a Director of our Company in July 2005.

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

We may have lower margins, or lose money, on fixed-price contracts.    As part of our strategy, we intend to continue to grow our business with time-and-materials contracts, fixed-price contracts and retainer-based contracts. In 2013, fixed-price contracts represented approximately 5.2% of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or retainer-based engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

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

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. The loss of a major customer or large project could materially and adversely affect our results of operations. In 2013 and 2012 our top five customers represented 16.5% and 14.8% of our 2013 and 2012 service revenues, respectively. The future receipt of significant commitments from new or existing customers could create future risks such as those described above concerning customer concentration.

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

We may be required to record additional impairment charges against the carrying value of our goodwill and other intangible assets in future quarters.    As of December 31, 2013, we had recorded goodwill and intangible assets with a net book value of $13.0 million. We test for impairment at least annually and whenever evidence of impairment exists. We have in the past recorded impairment charges against the carrying value of our goodwill and intangible assets. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

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

We are sometimes a party to litigation incidental to our business. We are not currently involved in any active, pending, or (to the best of our knowledge) threatened legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts, and with coverage and deductibles that we believe are reasonable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ Global Market under the symbol “EDGW.” On March 3, 2014, there were approximately 1,551 holders of record of our common stock, and approximately 10.9 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ Global Market for each quarter in 2012 and 2013 and the first quarter of 2014 (through March 3, 2014).

	High	Low
FISCAL 2012:
First Quarter	$4.02	$2.75
Second Quarter	4.48	3.67
Third Quarter	4.30	3.50
Fourth Quarter	4.05	3.04

FISCAL 2013:
First Quarter	$4.35	$3.48
Second Quarter	4.30	3.60
Third Quarter	7.44	4.30
Fourth Quarter	7.59	5.26

FISCAL 2014:
First Quarter	$7.35	$5.00
(through March 3, 2014)

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

The following table provides information with respect to purchases of our common stock during the quarter ended December 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2013	-	$-	-	$10,032,351
November 1 – 30, 2013	-	-	-	10,032,351
December 1 – 31, 2013	-	-	-	10,032,351
Total	-	$-	-	$10,032,351

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the S&P 600 IT Services Index and self-selected peer groups in the technology consulting industry for the five-year period beginning on December 31, 2008 (the closing sale price of our common stock on this date was $2.59) and ending on December 31, 2013, assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer groups.

Company Name / Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
	(Amounts in Dollars)
Edgewater Technology, Inc. (1)	100	114.67	90.73	106.56	146.72	269.88
Nasdaq Index	100	145.32	171.50	170.08	199.76	279.90
S&P 600 IT Services	100	130.43	163.86	177.81	194.92	298.90
New Peer Group	100	123.03	113.36	110.68	126.69	187.08
Old Peer Group	100	123.04	113.29	110.86	126.26	187.21

(1)	Our self-selected 2013 peer group consists of the following companies: Management Network Solutions; Ciber, Inc; The Hackett Group; L-3 Communications Holding, Inc.; Perficient, Inc.; and Sapient Corporation.

(2)	Our self-selected 2012 peer group consists of the following companies: Analysts International Corp. (included through October 11, 2013 when it was acquired by American Cybersystems); Ciber, Inc; The Hackett Group; L-3 Communications Holding, Inc.; Perficient, Inc.; and Sapient Corporation.

During 2013, we elected to change the composition of our self-selected peer group companies to eliminate, from the 2013 peer group presentation, Analysts International Corp., based upon its 2013 divestiture. As a result, we have elected to remove Analysts International Corp. from our analysis of comparable publicly traded companies and replace it with Management Network Solutions.

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

The selected consolidated financial data presented below have been derived from our audited consolidated financial statements and have been prepared in accordance with United States generally accepted accounting principles. We believe that this information should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$103,556	$100,881	$102,443	$88,545	$50,085
Cost of revenue	65,984	65,602	63,746	56,470	33,987

Gross profit	37,572	35,279	38,697	32,075	16,098
Operating expenses:
Selling, general and administrative	31,636	31,563	32,307	30,263	18,412
Lease abandonment expense (1)	-	-	2,230	-	-
Depreciation and amortization	1,225	1,801	2,846	4,023	2,694

Total operating expenses	32,861	33,364	37,383	34,286	21,106

Operating income (loss)	4,711	1,915	1,314	(2,211)	(5,008)
Other expense (income), net	92	67	127	(34)	(122)

Income (loss) before taxes	4,619	1,848	1,187	(2,177)	(4,886)
Tax (benefit) provision (2) (3)	(30,089)	401	843	21,395	(1,047)

Net income (loss)	$34,708	$1,447	$344	$(23,572)	$(3,839)

Basic net income (loss) per share:
Net income (loss)	$3.21	$0.13	$0.03	$(1.93)	$(0.32)

Weighted average shares, basic	10,813	11,180	12,038	12,195	12,067

Diluted net income (loss) per share:
Net income (loss)	$2.88	$0.13	$0.03	$(1.93)	$(0.32)

Weighted average shares, diluted	12,031	11,589	12,048	12,195	12,067

(1)	In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company recorded a non-cash operating charge of approximately $2.2 million.

(2)	During the year ended December 31, 2010, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we recorded non-cash charges of $21.9 million related to an increase in the valuation allowance recorded against the carrying value of our deferred tax assets.

(3)	During the year ended December 31, 2013, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we reversed $36.2 million of the previously recorded valuation allowance recorded against the carrying value of our deferred tax assets.

	As of December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$20,321	$16,651	$10,333	$10,903	$12,661
Accounts receivable, net	19,842	18,281	23,307	19,496	18,081
Goodwill and intangibles, net	13,005	13,243	14,128	15,870	16,225
Deferred tax asset, net	30,272	6	-	-	21,108
All other assets	2,627	3,608	3,430	4,007	5,731

Total assets	$86,067	$51,789	$51,198	$50,276	$73,806

Total liabilities	$17,481	$19,114	$19,485	$17,311	$18,690
Stockholders’ equity	68,586	32,675	31,713	32,965	55,116

Total liabilities and stockholders’ equity	$86,067	$51,789	$51,198	$50,276	$73,806

Outstanding shares of common stock	11,049	10,897	11,311	12,342	12,132

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services to drive transformational change that (1) improves process, (2) reduces costs and (3) increases revenue. During the fiscal year ended December 31, 2013, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $103.6 million from a total of 387 customers. Headquartered in Wakefield, Massachusetts, as of December 31, 2013, our Company employed approximately 313 consulting professionals (excluding contractors) and 407 total employees (excluding contractors).

Factors Influencing Our Results of Operations

Revenue.

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 91.8% of service revenue for the year ended December 31, 2013. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 5.2% of service revenue for the year ended December 31, 2013. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 3.0% of service revenue for the year ended December 31, 2013. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Provisions for estimated profits or losses on incomplete projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. The Company did not recognize any loss contracts during the years ended December 31, 2013, 2012 or 2011. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our customers provide for the reimbursement of travel and other project-related expenses.

With the addition of a product based consulting model, software revenue will continue to be a significant portion of our revenues. Software revenue, driven by resales of Microsoft Dynamics AX product, represented 11.2%, 10.1% and 12.8% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Software and maintenance revenue are recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period (while the software revenue is recognized upon delivery). Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

Operating Expenses.

The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes share-based compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expenses consist of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Adjustments to Fair Value of Contingent Consideration.    During the years ended December 31, 2012 and 2011, we reported changes in the estimated fair value of certain acquisition-related, contingent consideration liabilities associated with our acquisitions of Fullscope, Inc. and Meridian Consulting International. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. As of December 31, 2013, the Company had no ongoing contingent consideration obligations.

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

During the fourth quarter of 2012, the Company began to file tax returns and pay sales and use tax liabilities related to the Fullscope Embezzlement (which were created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity). As of December 31, 2013, the Company had made payments totaling $1.3 million associated with the sales and use tax liabilities. As of December 31, 2013, the remaining accrual for pre-acquisition sales and use tax exposure was $230 thousand. The Company expects to continue to make payments associated with these liabilities 2014.

The Company has incurred significant expenses related to the investigation and related to the filing of sales and use tax returns. The Company anticipates that it may continue to incur additional expenses associated with the Fullscope Embezzlement Issue. We intend to aggressively pursue recovery of these expenses through a claim against existing escrow accounts established in connection with the acquisition of Fullscope, Inc. (“Fullscope Acquisition”) which consists of total of approximately $4.6 million as of December 31, 2013, which is sufficient to cover our claims. The Company fully expects to be reimbursed for payments made in relation to embezzlement-related professional services, as well as the payments associated with the filing of amended sales and use tax returns. However, reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement-related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

Plans for Growth and Acquisitions.

Our goal is to position our Company as one of the leading providers of transformational classic and product-based consulting services in North America by growing our customer base, leveraging our industry expertise to enhance our service offerings and continuing to make disciplined strategic acquisitions. Previous acquisitions have further expanded our geographical footprint, increased our vertical expertise and provided more scale to our organization. While service revenue growth in 2013 was organic in nature, the Company plans to continue to evaluate the possibility of growth through acquisition.

2013 Decrease to Deferred Tax Asset Valuation Allowance.

We have net deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. We assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example and recent financial performance) and negative evidence (historical financial performance for example) as it relates to evaluating the future recoverability of our deferred tax assets.

During the year ended December 31, 2013, in connection with such reviews, we recorded a non-cash tax benefit of $36.2 million in connection with a partial decrease in the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets (the “2013 DTA Allowance Reversal”). Subsequent to the recording of the 2013 DTA Allowance Reversal, a $1.5 million valuation allowance remains against the carrying value of certain deferred tax assets as of December 31, 2013.

Our assessment for the year ended December 31, 2013 considered the following positive and negative evidence. Based on this evidence, we concluded that it was more likely than not that we would generate sufficient pre-tax income in future periods to utilize substantially all of our deferred tax assets.

Positive Evidence:

•

We have now generated U.S.-based pre-tax income of more than $8.2 million over the past three years and have utilized some of our available tax assets to reduce tax liabilities that would have otherwise arisen in those periods.

•	The majority of our federal net operating loss carryforwards do not expire until 2020.
•	Our financial performance has continued to improve. We have reported steady growth in operating income over the past three years and believe that our financial performance will continue to improve.
•	Our forecasts of future taxable income indicate that our pre-tax income and taxable income will increase in the future.

Negative Evidence:

•	In the absence of a cumulative loss in the last three years, the remaining negative evidence consists of our accumulated deficit.

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

Company Performance Measurement Systems and Metrics.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges, and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Year Ended December 31, 2013, Compared to Results for the Year Ended December 31, 2012,” included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions, upon which we rely, are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Income Taxes and Valuation of Deferred Tax Assets;
•	Revenue Recognition;
•	Allowance for Doubtful Accounts; and
•	Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets.

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

We have net deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. As is our practice, we assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our net deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (historical cumulative loss position for example) as it relates to evaluating the future recoverability of our deferred tax assets.

As of December 31, 2013, the gross carrying value of the Company’s net deferred tax assets was $31.8 million. This amount consisted of approximately $15.7 million in federal NOL carryforwards, $1.3 million in state NOL carryforwards, $0.5 million in foreign federal and provincial NOL carryforwards, $2.1million in available federal credits, $2.8 million in future tax benefits related to share-based compensation expense and $9.4 million in net deferred tax assets related to other temporary differences.

During the year ended December 31, 2013, in connection with our periodic review of the estimated future realizability of our net deferred tax attributes, we recorded a non-cash tax benefit of $36.2 million in connection with a decrease to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. As of December 31, 2013, the Company maintained a $1.5 million valuation allowance against the gross carrying value of its net deferred tax assets.

The establishment of a valuation allowance against the gross carrying value of our net deferred tax assets does not prohibit or limit the Company’s ability to realize a tax benefit in future periods. All existing deferred tax assets, net operating loss carryforwards and credits will be fully available to reduce certain future federal and state income tax obligations.

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

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer. Time and materials-based contracts represented 91.8%, 94.1% and 95.0% of service revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Revenue related to our service offerings is recognized as the services are performed and amounts are earned.

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

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the years ended December 31, 2013, 2012 or 2011.

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

Customer prepayments, even if nonrefundable, are deferred (classified as deferred revenue) and recognized over future periods as services are performed. As of December 31, 2013 and 2012, the Company recorded a deferred liability of approximately $631 thousand and $359 thousand, respectively, which is included in the financial statement caption of “deferred revenue” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and related maintenance and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 11.2%, 10.1% and 12.8% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements (primarily risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods.

In June 2012, Microsoft purchased Edgewater Fullscope’s Process Industries 2 (“PI2”) software and intellectual property for an aggregate of $3.25 million. The sale of PI2 also included services and represents a significant multiple element contract. This contract includes $3.25 million of license consideration and subsequent development and training services. We have determined that the license does not have stand-alone value without the services, and thus the license and services are being accounted for as one unit. We recognized revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement. We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. We recognized $2.5 million and $788 thousand of PI2 license-related revenue, reported as software revenue in our consolidated statement of comprehensive income, during the years ended December 31, 2013 and 2012, respectively. No future PI2 license revenue will be recorded by the Company after December 31, 2013.

During 2011, we received royalty revenue in connection with the sale of Microsoft Dynamics AX-related discrete and process manufacturing modules (the “Software Modules”) developed by Fullscope, which were subsequently sold to Microsoft in June 2009. Royalty revenues earned were determined as a percentage of net receipts from the periodic sale of license keys and enhancements related to the Software Modules sold by Microsoft. Royalties were recognized as earned in accordance with the contract terms when royalties from licensees were reasonably estimated and collectability was reasonably assured. As per the terms of an earnout agreement entered with the former Fullscope stockholders, our obligation to perform support services ended on June 30, 2011, concurrent with the conclusion of the service and royalty revenue generated by the business process contracts. No future service or royalty revenues have been generated under the business process contracts since the second quarter of 2011.

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

On December 2, 2013, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill had not been impaired. For purposes of its annual impairment test, the Company performed its review based upon three individual reporting units.

Goodwill amounted to $12.0 million as of December 31, 2013 and 2012. Other net intangible assets amounted to $956 thousand and $1.2 million as of December 31, 2013 and 2012, respectively.

Results of Operations

The following table sets forth, for the periods presented, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Service revenue	81.7%	82.4%	77.4%
Software revenue	11.2%	10.1%	12.8%
Process royalties	-%	-%	2.6%
Reimbursable expenses	7.1%	7.5%	7.2%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	50.9%	51.1%	46.9%
Software costs	5.7%	6.4%	8.1%
Reimbursable expenses	7.1%	7.5%	7.2%

Total cost of revenue	63.7%	65.0%	62.2%

Gross profit	36.3%	35.0%	37.8%
Operating expenses:
Selling, general and administrative	30.5%	31.3%	31.5%
Lease abandonment expense	-%	-%	2.2%
Depreciation and amortization	1.2%	1.8%	2.8%

Total operating expenses	31.7%	33.1%	36.5%

Operating income	4.6%	1.9%	1.3%
Other expense, net	0.1%	0.1%	0.1%

Income before taxes	4.5%	1.8%	1.2%
Tax (benefit) provision	(29.0)%	0.4%	0.8%

Net income	33.5%	1.4%	0.4%

Results for the Year Ended December 31, 2013 Compared to Results for the Year Ended December 31, 2012

Total Revenue.    Total revenue increased by $2.7 million, or 2.7%, to $103.6 million for the year ended December 31, 2013 from $100.9 million for the year ended December 31, 2012. Service revenue increased by $1.5 million, or 1.8%, to $84.6 million for the year ended December 31, 2013 from $83.1 million for the year ended December 31, 2012. Software revenue, which we expect to fluctuate from one period to the next, increased by $1.4 million, or 13.7%, to $11.6 million for the year ended December 31, 2013 from $10.2 million in the year ended December 31, 2012.

On a year-over-year basis, the increase in service revenue is reflective of the comparative improvement in sales pipeline activity and project signings, across each of our service offerings. We experienced strong project signing momentum, particularly in the second half of 2013, and we were able to capitalize upon the improvement in our project signings to lift 2013 billable consultant utilization (as compared to 2012), while maintaining a relatively consistent billable headcount base, generating growth in our year-over-year service revenue. The Company continues to develop strong pipeline activity across each of its service offerings.

The addition of intellectual property (IP) design and build capabilities to our strategic offerings mix has had a positive impact on our lead generation and overall sales activity. We plan to continue to build out intellectual property in the healthcare, insurance and manufacturing space in future periods.

Utilization, which is the rate at which we are able to generate revenue from our consultants, increased to 72.4% for the year ended December 31, 2013 compared to 71.5% during the year ended December 31, 2012. Billable headcount, including contractors, held consistent from 2012 to 2013 (marginal increase in consultants was offset by similar decrease to contractors).

Annualized service revenue per billable consultant, as adjusted for utilization, was $357 thousand during the year ended December 31, 2013, and remained consistent with annualized service revenue per billable consultant of $354 thousand during the comparative 2012 annual period.

During the years ended December 31, 2013 and 2012, software revenue totaled $11.6 million, or 11.2% of total revenue, and $10.2 million, or 10.1% of total revenue, respectively. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on an annual basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our total revenue and gross margins.

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements, we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may also, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread evenly over a three-year period) due to payment terms being spread over a multiple year period and reduce the amount of the software revenue and associated gross margin to be recognized by the Company.

A significant amount of our 2013 software revenue is associated with the recognition of PI2 license revenue. In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract includes $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. Since June 2012, we have recognized the license revenue over the period the expected services are to be performed.

We perform routine periodic reviews of our current and expected performance against the service contracts in connection with our PI2 revenue recognition procedures. The Company recognized $2.5 million and $788 thousand in PI2-related software revenue during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 our PI2-related development and training projects had been completed and we had fully recognized all PI2-related software revenue. No future PI2-related service revenue or software revenue will be recognized by the Company after December 31, 2013.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue decreased slightly to $7.4 million in 2013, as compared to $7.6 million in 2012. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare and the number of our projects that require travel.

In 2013, we entered into service arrangements with 92 new customers. Comparatively, in 2012, we secured engagements with 103 new customers. The total number of customers the Company served during 2013 was 387, as compared to 394 customers during 2012.

Cost of Revenue.    Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $382 thousand, or 0.6%, to $66.0 million in 2013, as compared to $65.6 million in 2012.

The comparative 2013 periodic year-over-year increase in reported cost of revenue, on an absolute dollar basis, is directly attributable to the overall increases in salary- and fringe-related expenses, combined with increases in billable consultant revenue share programs (a direct result of service revenue growth), which were partially offset by decreases in software-related expense (due to the combined effects of the high margin PI2-related software revenue and a higher mix of Microsoft Dynamics AX software resale arrangements being reported on a net basis, as opposed to being reported on a gross basis, as described above) and contractor expense (as the Company continues to manage the need to leverage external billable resources).

On a year-over-year basis, the Company’s total number of billable consultants (excluding contractors) increased by 3, to 313 billable consultants at the end of 2013 compared to 310 billable consultants at the end of 2012.

Project and personnel costs represented 50.9% and 51.1% of total revenue during the years ended December 31, 2013 and 2012, respectively. The periodic change, as a percentage of total revenue, is primarily related to the increase in service revenue, partially offset by increased comparative compensation-related expenses (salaries and fringe-related expenses) associated with the growth in the billable consultant base.

Software costs amounted to $5.9 million during the year ended December 31, 2013 compared to $6.5 million during the year ended December 31, 2012. The decrease in the 2013 software costs is the combined effect of the current year recognition of PI2-related license revenue (which is higher margin software revenue that carries a lower software cost) and the increase in 2013 Dynamics AX software resale arrangements being reported on a net basis, as described in more detail above. Software costs are expected to fluctuate depending on our customers’ demand for software.

Reimbursable expenses decreased slightly in 2013, to $7.4 million, as compared to $7.6 million in 2012. The aggregate amount of reimbursed expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Gross Profit.    Gross profit in 2013 increased by $2.3 million, or 6.5%, to $37.6 million, as compared to $35.3 million in 2012. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin) increased to 36.3%, as compared to 35.0% in 2012.

Total gross margin increased to 36.3% in the year ended December 31, 2013 compared to 35.0% in the year ended December 31, 2012. The comparative year-over-year improvement in total gross margin is directly related to the incremental contribution of the PI2-related software revenue recognized during 2013 (which has an approximately 88% gross margin), combined with the recognition of certain ERP-related software resale arrangements being reported on a net basis and the increase in billable consultant utilization.

Service revenue gross margins of 37.7% in the year ended December 31, 2013 remained consistent with service revenue gross margins of 37.9% in 2012. Our 2013 utilization rate was 72.4%, an increase from 2012 utilization rate of 71.5%. The improvement in 2013 billable consultant utilization was offset by an increase in consultant-related salary expenses (including billable consultant bonuses).

Historically, the Company has targeted and operated at utilization rates ranging between 78% and 82%. We have been able to achieve our targeted utilization rates during periods in which we have been simultaneously engaged on several high-value, long-term projects. We are facing a short term challenge with respect to customer spending patterns, and therefore uncertainty exists as to when we will be able to return to this traditional target utilization range. This is largely due to the current spending habits and contract negotiation process of our customers, which tend to result in inconsistent, short-term, gated project implementation plans, which create volatility in the usage of our billable consultants over a long period of time.

We anticipate that software revenue will continue to be a significant part of our revenue in future periods. Additionally, our future gross margins may continue to be influenced by the recognition of our software revenue. We believe that our software revenue mix will continue to shift between arrangements under which we will report software revenue on either a gross or net basis (dependent upon the underlying circumstances of each individual resale arrangement). We believe, in connection with changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements as described in “Revenue” above, that anticipated changes in the terms of the resale arrangements will, in certain situations, extend the timing of the recognition period of the gross margin on software sales (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread evenly over a three-year period) due to payment terms being spread over a multiple year period and result in a reduction in the amount of the software gross margin to be recognized by the Company. Additionally, we recognized $2.5 million in PI2-related software revenue during 2013 (which has an approximately 88% gross margin contribution). We will not recognize any PI2 related revenue during 2014 as we have fully satisfied our PI2-related delivery contracts and fully recognized all of our PI2-related software revenue.

Gross margin contributed from PI2-related revenue was $2.2 million and $698 thousand in the years ended December 31, 2013 and 2012, respectively. On a go-forward basis, we intend to offset the loss of margin contribution from the PI2 arrangement through organic service revenue growth and through the sale of internally developed intellectual property.

Selling, General and Administrative (“SG&A”) Expense.    SG&A expense of $31.6 million in 2013 was consistent with SG&A expense of $31.6 million in 2012. SG&A expense, as a percentage of total revenue, was 30.5% and 31.3% in 2013 and 2012, respectively.

The consistency of 2013 SG&A expense (as compared to 2012), is primarily the result of decreases in recruiting costs, occupancy-related expenses, sales-related salaries and wages (including commissions) and the absence of a $550 thousand incremental expense recognized in the second quarter of 2012 related to the estimated pre-acquisition Fullscope sales and use tax exposure. These decreases in comparative year-to-date SG&A expenses were offset by increased expenses related to annual performance-based bonus and commission plans and stock-based compensation expense.

During 2013 and 2012, we incurred an immaterial amount of expenses associated with the Fullscope Embezzlement Issue, and we anticipate that we may continue to incur additional expenses associated with this issue in future periods. We intend to aggressively pursue recovery of all incurred expenses associated with the Fullscope Embezzlement Issue through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. Amounts recovered and/or reimbursed, if any, in connection with this matter will be recorded in the period during which amounts are determined to be probable of recovery from escrow.

Depreciation and Amortization Expense.     Depreciation and amortization expense decreased by $(576) thousand, or (32.0)%, to $1.2 million, as compared to $1.8 million in 2012. Amortization expense decreased to $411 thousand in 2013, as compared to $964 thousand in 2012. The decrease in amortization expense during 2013 is the result of a reduction in the amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Operating Income.     The Company’s 2013 operating income increased by $2.8 million to $4.7 million compared to $1.9 million in 2012. The 2013 improvements in operating income are primarily attributable to the increase in gross margin contribution from software revenue (directly related to the recognition of $2.5 million in high margin PI2-related software revenue). To a lesser extent, 2013 operating income was aided by the current year growth in service revenue (and associated improvement in billable consultant utilization), the absence of the $550 thousand charge in 2012 associated with pre-acquisition Fullscope sales and use tax exposure and a reduction in amortization expense. These items were partially offset by changes in other operating expenses, which are described above.

Other (Income) Expense, Net.     Other expense, net totaled $92 thousand during 2013, as compared to other expense, net of $67 thousand in 2012. During 2013 and 2012, these amounts primarily represent the Company’s foreign currency exchange (gains)/losses.

Income Tax (Benefit) Provision.     We recorded an income tax benefit of $(30.1) million and an income tax provision of $401 thousand during the years ended December 31, 2013 and 2012, respectively. Our 2013 and 2012 periodic income tax provision amounts were derived based upon federal and state income taxes (at statutory rates), foreign income taxes, changes in deferred tax assets and liabilities (and their related valuation allowance), uncertain tax positions and interest and penalties. The most significant change impacting our 2013 reported income tax amount related to the reversal of the majority of our previously established valuation allowance against the carrying value of our deferred tax assets. The reversal, which resulted in a benefit during the fourth quarter of 2013, totaled $36.2 million and represented the majority of our previously established valuation allowance.

The Company’s effective income tax rate, prior to the consideration of any changes in the valuation allowance applied against our deferred tax assets was 6.5% and 21.7% in 2013 and 2012, respectively. Our 2013 effective tax rate, prior to the reversal of any changes in the valuation allowance is reflective of reductions in current year income tax expense associated with the reversal of uncertain tax positions (and related interest and penalties) and tax benefits/refunds generated by the modification of certain historical state filing positions.

We have net deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. As is our practice, we assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our net deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (historical cumulative loss position for example) as it relates to evaluating the future recoverability of our deferred tax assets.

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

The Company’s fourth quarter 2013 tax benefit recorded in connection with the reversal of the majority of the valuation allowance established against the carrying value of deferred tax assets is more fully described elsewhere herein, including “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Taxes and Valuation of Deferred Tax Assets” and “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Income Taxes.”

Net Income.     Net income increased $33.3 million to $34.7 million, as compared to $1.4 million in 2012. The 2013 increase in net income is attributable to the current year reversal of the majority of the Company’s valuation allowance against the Company’s deferred tax assets, the gross margin contribution from software revenue (directly related to the recognition of $2.5 million in high margin PI2-related software revenue) and, to a lesser extent, growth in service revenue, the reduction in amortization expense and the absence of charges associated with the pre-acquisition Fullscope sales and use tax exposure.

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

During the year ended December 31, 2012, software revenue included revenue recognized from the sale of our Microsoft Dynamics AX-based Process Industries 2 software and intellectual property (the “PI2 Solution”) to Microsoft (the “Microsoft IP Sale”). The sale of the PI2 Solution was completed in June 2012, along with the execution of underlying agreements calling for the provision of additional development and training services (which will be recognized as service revenue concurrent with the performance of services).

During 2011, we recognized $3.2 million in combined service and royalty revenue from Fullscope’s business process contracts. These contracts entailed providing services upon which the earnout agreement associated with the Fullscope Acquisition was based. Per the terms of the earnout agreement, the service and royalty revenue generated under the business process contracts ended on June 30, 2011. No revenues have been generated under the business process contracts since June 2011, and the Company does not anticipate that any future revenue will be generated under the business process contracts.

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

In 2012, we entered into service arrangements with 103 new customers. Comparatively, in 2011, we secured engagements with 129 new customers. The total number of customers the Company served during 2012 was 394, as compared to 406 customers during 2011. We believe this year-over-year change is the result of the project delays we experienced in the second half of 2012.

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

Software costs amounted to $6.5 million during the year ended December 31, 2012. The decrease in the 2012 software costs, as described under “— Revenue” above, is due primarily to the decrease in ERP-related software product sales. Software costs are expected to fluctuate depending on our customers’ demand for software.

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

Total gross margin decreased to 35.0% in the year ended December 31, 2012 compared to 37.8% in the year ended December 31, 2011. The comparative year-over-year decrease in total gross margin is directly related to the incremental salary and fringe-related expenses from the growth in our billable consultant headcount, the decrease in billable consultant utilization, the absence of $2.7 million of Fullscope’s process-related royalty revenue and the lost gross margin contribution associated with the decrease in software revenue. The overall decline in 2012 gross margin was lessened by the favorable impact of the software revenue recognized in connection with the Microsoft IP Sale.

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

During 2010, in connection with our review of the impact of the discovered embezzlement activity upon Fullscope’s historical financial statements, the Company recorded a $950 thousand liability associated with potential pre-acquisition sales and use tax obligations. This liability was increased to $1.5 million during the second quarter of 2012. The potential sales and use tax-related liability was created by the methods employed to conceal the discovered fraudulent activity. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with our acquisition of Fullscope. Future amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

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

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2013	2012	2011
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$4,733	$8,836	$5,833
Investing activities	(807)	(592)	(3,498)
Financing activities	(266)	(1,932)	(2,894)
Effects of exchange rates	10	6	(11)

Total cash provided by (used in) during the year	$3,670	$6,318	$(570)

As of December 31, 2013, we had cash and cash equivalents of $20.3 million, a $3.7 million increase from the December 31, 2012 balance of $16.7 million. During the year ended December 31, 2013, the Company made cash payments totaling $1.5 million for the repurchase of common stock. Working capital, which is defined as current assets less current liabilities, increased $7.0 million, to $25.6 million, as of December 31, 2013, as compared to $18.5 million as of December 31, 2012. Historically, we have used our operating cash flows, available cash and periodic sales of our common stock to finance ongoing operations and business combinations. We believe that our cash and cash equivalents will be sufficient to finance our working capital needs for at least the next twelve months. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, and possible business combinations. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis. See “Item 1. — Business, Potential Future Strategies, Transactions and Changes.”

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

Net cash provided by operating activities was $4.7 million in 2013, as compared to net cash provided by operating activities of $8.8 million in 2012 and net cash provided by operating activities of $5.8 million in 2011. The primary components of operating cash flow during 2013 were net income of $34.7 million less $(30.4) million related to the reversal of the valuation allowance against the Company’s deferred tax assets and, to a lesser extent , non-cash charges of $3.0 million (consisting primarily of depreciation and amortization, provision for bad debts, and stock-based compensation), partially offset by the increase in accounts receivable or $1.5 million. The primary components of operating cash flow during 2012 were net income of $1.4 million plus non-cash charges of $3.1 million (consisting primarily of depreciation and amortization, changes in fair value of contingent earnout consideration, provision for bad debts, and stock-based compensation), combined with a decrease in accounts receivable of $5.0 million. The primary components of operating cash flow during 2011 were net income of $344 thousand plus non-cash charges of $6.3 million (consisting of depreciation and amortization, partial lease abandonment and stock-based compensation), partially offset by an increase in accounts receivable of $3.6 million.

For the year ended December 31, 2013, net cash used in investing activities was $(807) thousand compared to net cash used in investing activities of $(592) thousand in 2012 and net cash used in investing activities of $(3.5) million in 2011. For the year ended December 31, 2013, net cash used in operating activities was driven by the acquisition of intellectual property and the purchase of property and equipment. The 2012 uses of cash were driven by the purchase of property and equipment. The 2011 uses of investing cash were driven by the fourth quarter payment of $2.7 million to fund the escrow account in connection with the Fullscope contingent earnout. The Fullscope earnout period concluded on June 30, 2011, and no further purchase consideration can be earned. Cash used in investing activities in 2013, 2012 and 2011 also included capitalized software development costs related to software to be used in the Microsoft Dynamics AX environment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(266) thousand in 2013 compared to $(1.9) million in 2012 and net cash used in financing activities of $(2.9) million in 2011. The 2013, 2012 and 2011 activities were driven by the repurchase of common stock in the amount of $1.5 million, $2.6 million and $3.2 million, respectively, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, and partially offset by proceeds received from our employees related to our Employee Stock Purchase Plan and, with respect to 2013, the exercise of employee stock options.

As a result of the above, our combined cash, cash equivalents, and marketable securities increased (decreased) by $3.7 million, $6.3 million, and $(570) thousand in 2013, 2012, and 2011, respectively. The aggregate of our cash, cash equivalents and marketable securities was $20.3 million, $16.7 million, and $10.3 million as of December 31, 2013, 2012, and 2011, respectively.

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

Beginning during the fourth quarter of 2012 and continuing throughout 2013, the Company filed and made payment upon amended sales and use tax returns related to the Fullscope Embezzlement. The Company fully expects to be reimbursed for payments made in relation to amended sales and use tax returns; however, reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be certain.

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of December 31, 2013.

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

We lease office space under noncancellable operating lease arrangements through 2016. Lease payments were approximately $1.7 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In December of 2011, the Company abandoned a portion of its leased facility due to a shift in the deployment of its billable resources. Customer demand for onsite consulting lessened our need for leased office space. As a result, we have abandoned part of our leased facility space and recorded a non-cash charge of $2.2 million (recorded as selling, general and administrative expense in our consolidated statement of comprehensive income). The related accrual is recorded at fair value on our balance sheet and will be remeasured on a routine periodic basis.

Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$4,161	$1,600	$2,556	5	$-

Total (1)	$4,161	$1,600	$2,556	5	$-

(1)	Excluded from the above table is $428 thousand of gross liability for uncertain tax positions recorded in accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 2013. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Income Taxes” included elsewhere herein.

Recently Issued Accounting Pronouncements

Refer to “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” included elsewhere herein for a discussion of recent accounting changes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments is held for trading purposes. We did not purchase derivative financial instruments in 2013 or 2012. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

For the last three years, the impact of inflation and changing prices has not been material on revenues or income from continuing operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Technology, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 10, 2014

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$20,321	$16,651
Accounts receivable, net of allowance of $150 and $250, respectively	19,842	18,281
Deferred tax assets, net	1,175	6
Prepaid expenses and other current assets	936	1,412

Total current assets	42,274	36,350

Property and equipment, net	1,437	1,949
Intangible assets, net	956	1,194
Goodwill	12,049	12,049
Deferred tax assets, net	29,097	-
Other assets	254	247

Total assets	$86,067	$51,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$680	$593
Accrued liabilities	14,326	14,280
Deferred revenue	1,715	2,969

Total current liabilities	16,721	17,842

Other liabilities	760	1,272

Total liabilities	17,481	19,114

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 11,049 and 10,897 shares outstanding as of December 31, 2013 and 2012, respectively	297	297
Paid-in capital	211,852	213,238
Treasury stock, at cost, 18,687 and 18,839 shares at December 31, 2013 and 2012, respectively	(123,186)	(125,806)
Accumulated other comprehensive loss	(154)	(123)
Accumulated deficit	(20,223)	(54,931)

Total stockholders’ equity	68,586	32,675

Total liabilities and stockholders’ equity	$86,067	$51,789

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Service revenue	$84,616	$83,137	$79,239
Software revenue	11,587	10,190	13,064
Royalty revenue	-	-	2,734
Reimbursable expenses	7,353	7,554	7,406

Total revenue	103,556	100,881	102,443

Cost of revenue:
Project and personnel costs	52,741	51,594	48,078
Software costs	5,890	6,454	8,262
Reimbursable expenses	7,353	7,554	7,406

Total cost of revenue	65,984	65,602	63,746

Gross profit	37,572	35,279	38,697

Operating expenses:
Selling, general and administrative	31,636	31,563	32,307
Lease abandonment expense	-	-	2,230
Depreciation and amortization	1,225	1,801	2,846

Total operating expenses	32,861	33,364	37,383

Operating income	4,711	1,915	1,314

Other expense, net	92	67	127

Income before income taxes	4,619	1,848	1,187
Tax (benefit) provision	(30,089)	401	843

Net income	$34,708	$1,447	$344

Comprehensive income:
Currency translation adjustment	(31)	(24)	(51)

Total comprehensive income	$34,677	$1,423	$293

Income per share:
Basic net income per share of common stock	$3.21	$0.13	$0.03

Diluted net income per share of common stock	$2.88	$0.13	$0.03

Shares used in computing basic net income per share of common stock	10,813	11,180	12,038

Shares used in computing diluted net income per share of common stock	12,031	11,589	12,048

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (loss)	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2011	29,736	297	213,326	(17,394)	(123,888)	(48)	(56,722)	32,965
Issuance of common stock related to employee stock plans	-	-	(1,365)	231	1,848	-	-	483
Repurchases of common stock	-	-	-	(1,247)	(3,229)	-	-	(3,229)
Forfeiture of restricted stock awards	-	-	120	(15)	(120)	-	-	-
Share-based compensation expense	-	-	1,201	-	-	-	-	1,201
Currency translation adjustment	-	-	-	-	-	(51)	-	(51)
Net income	-	-	-	-	-	-	344	344

BALANCE, December 31, 2011	29,736	297	213,282	(18,425)	(125,389)	(99)	(56,378)	31,713
Issuance of common stock related to employee stock plans	-	-	(1,463)	280	2,226	-	-	763
Repurchases of common stock	-	-	-	(694)	(2,643)	-	-	(2,643)
Share-based compensation expense	-	-	1,419	-	-	-	-	1,419
Currency translation adjustment	-	-	-	-	-	(24)	-	(24)
Net income	-	-	-	-	-	-	1,447	1,447

BALANCE, December 31, 2012	29,736	297	213,238	(18,839)	(125,806)	(123)	(54,931)	32,675
Issuance of common stock related to employee stock plans	-	-	(2,855)	517	4,133	-	-	1,278
Repurchases of common stock	-	-	-	(365)	(1,513)	-	-	(1,513)
Share-based compensation expense	-	-	1,469	-	-	-	-	1,469
Currency translation adjustment	-	-	-	-	-	(31)	-	(31)
Net income	-	-	-	-	-	-	34,708	34,708

BALANCE, December 31, 2013	29,736	$297	$211,852	(18,687)	$(123,186)	$(154)	$(20,223)	$68,586

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,708	$1,447	$344
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	1,552	1,957	2,885
Provision for doubtful accounts	(100)	(50)	(295)
Deferred income taxes	(30,358)	(28)	58
Share-based compensation	1,469	1,419	1,201
Excess tax benefits from stock options	31	-	-
Loss on disposal of fixed assets	9	-	11
Change in fair value of contingent earnout consideration	-	(231)	144
Lease abandonment	-	-	2,230
Changes in operating accounts:
Accounts receivable	(1,508)	5,046	(3,558)
Prepaid expenses and other current assets	476	(660)	274
Other assets	(5)	(11)	(63)
Accounts payable	87	(1,265)	1,254
Accrued liabilities	(374)	(188)	1,718
Deferred revenue	(1,254)	1,400	(370)

Net cash provided by operating activities	4,733	8,836	5,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fullscope Inc., net of cash acquired	-	-	(2,713)
Acquisition of intellectual property	(200)	-	-
Capitalization of product development costs	(296)	(235)	(267)
Purchases of property and equipment	(311)	(357)	(518)

Net cash used in investing activities	(807)	(592)	(3,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	-	(52)	(148)
Proceeds from employee stock purchase plans and stock option exercises	1,278	763	483
Excess tax benefits from stock options	(31)	-	-
Repurchases of common stock	(1,513)	(2,643)	(3,229)

Net cash used in financing activities	(266)	(1,932)	(2,894)

Effects of exchange rates on cash	10	6	(11)
Net increase (decrease) in cash and cash equivalents	3,670	6,318	(570)
CASH AND CASH EQUIVALENTS, beginning of period	16,651	10,333	10,903

CASH AND CASH EQUIVALENTS, end of period	$20,321	$16,651	$10,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$10

Cash paid for income taxes	$266	$549	$450

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance (forfeiture) of restricted stock awards	$1,051	$-	$(120)

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company”, “we”, or “our”) is a strategic consulting firm that brings a synergistic blend of classic consulting and product-based consulting services to its customer base. Headquartered in Wakefield, Massachusetts, we typically go to market both vertically by industry and horizontally by product and technology specialty and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to reduce costs, improve process and increase revenue through the judicious use of technology.

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

The Company has reclassified amounts on the Balance Sheet for the year ended December 31, 2012 in order to conform to current year presentation. Specifically, the Company has reclassified $6 thousand from the caption Prepaid expenses and other current assets to the caption Deferred tax assets, net.

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

Cash and Cash Equivalents –

Cash and cash equivalent balances consist of deposits and investments in money market funds. All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. The Company’s cash equivalents consisted of $4.1 million in money market funds as of December 31, 2013 and 2012.

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

Product Development Costs –

The Company periodically develops software modules to be used within the Microsoft Dynamics AX environment. Capitalization of qualified software development costs begins upon the establishment of technological feasibility. Amortization of capitalized software development costs, which is recorded as a component of cost of revenue, is provided on a product-by-product basis, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. At each balance sheet date, the Company evaluates the unamortized capitalized software development costs for potential impairment by comparing the net unamortized balance to the net realizable value of the products. The Company capitalized a total of $493 thousand (which included $200 thousand for the purchase of intellectual property) and $235 thousand in software development costs during the years ended December 31, 2013 and 2012, respectively. Amortization expense of $327 thousand, $156 thousand and $39 thousand has been recorded (within software costs on the consolidated statements of comprehensive income) during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Lease Abandonment –

In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a 2011 fourth-quarter, non-cash operating expense charge of approximately $2.2 million and recorded a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long term liabilities within the consolidated balance sheets). The short- and long-term components of the lease abandonment accrual were $475 thousand and $760 thousand, respectively, as of December 31, 2013.

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

Goodwill is evaluated for impairment using a two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing the Guideline Company Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The 2013 analysis confirmed that fair values exceeded carrying values, and therefore no impairment existed, and accordingly, a second step analysis was not deemed necessary.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the years ended December 31, 2013, 2012 or 2011.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements (primarily the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may also, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread evenly over a three-year period) due to payment terms being spread over a multiple year period and reduce the amount of the software revenue and associated gross margin to be recognized by the Company.

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

The Company enters into multiple element arrangements which typically include software, post-contract support (or maintenance), and consulting services. Consistent with the software described above, maintenance that is in the form of a pass through transaction is recognized upon delivery of the software, as all related warranty and maintenance is performed by the primary software vendor and not the Company. Maintenance fee revenue for the Company’s software products, which is inconsequential in all years presented, is recognized ratably over the term of the arrangements, which are generally for a one-year period. The Company has established VSOE with respect to the services providedbased on the price charged when the services are sold separately. The Company has established VSOE for maintenance based upon the stated renewal rate.

A significant amount of our 2013 software revenue is associated with the recognition of PI2 license revenue. In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract includes $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. Since June 2012, we have recognized the license revenue over the period the expected services are to be performed.

We perform routine periodic reviews of our current and expected performance against the service contracts in connection with our PI2 revenue recognition procedures. The Company recognized $2.5 million and $788 thousand in PI2-related software revenue during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was no future PI2-related software revenue expected to be recognized as the Company had completed all deliverables required under the associated Microsoft services contracts.

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

Cost of Services –

Our cost of services is composed primarily of project personnel costs, including direct salaries, payroll taxes, employee benefits, contractor costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services.

Other Expense, Net –

The following table represents the components of other expense, net:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Interest income	$(2)	$(6)	$(5)
Interest expense	-	-	10
Loss on foreign exchange transactions	94	73	122

Other expense, net	$92	$67	$127

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Earnings Per Share –

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$34,708	$1,447	$344

Weighted average common shares outstanding	10,813	11,180	12,038

Basic net income per share of common stock	$3.21	$0.13	$0.03

Diluted net income per share:
Net income applicable to common shares	$34,708	$1,447	$344

Weighted average common shares outstanding	10,813	11,180	12,038
Dilutive effects of stock options and restricted stock awards	1,218	409	10

Weighted average common shares, assuming dilutive effect of stock options	12,031	11,589	12,048

Diluted net income per share of common stock	$2.88	$0.13	$0.03

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 507 thousand, 1.7 million and 3.6 million in the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, there were approximately 4.1 million and 4.1 million share-based awards outstanding under the Company’s equity plans, respectively.

Fair Value of Financial Instruments –

Edgewater’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and contingent earnout accruals. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. The carrying value of the contingent earnout obligation related to the acquisition of Meridian Consulting International (“Meridian”) was determined to be zero at December 31, 2012. The Meridian earnout period was completed in May of 2013.

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

The Company has historically incurred minimal credit losses. No customer balances were in excess of 10% of the Company’s total receivables balance as of December 31, 2013 or 2012.

For the years ended December 31, 2013, 2012 and 2011, no customer represented 10% or more of the Company’s total revenue or total service revenue. For the years ended December 31, 2013, 2012 and 2011, our five largest customers represented 16.5%, 14.8%, and 11.1% of our service revenue in the aggregate, respectively.

Comprehensive Income –

Other comprehensive income consists of periodic currency translation adjustments.

Share-Based Compensation –

The Company recognizes the total fair value of share-based awards as compensation expense, over the requisite employee service period (generally the vesting period of the grant). The Company has used the Black-Scholes option-pricing model to compute the estimated fair value of stock option grants on the date of the award. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The Company estimates expected volatility based upon historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Restricted stock awards are valued at the price of our common stock on the date of the award.

The assumptions used in computing the fair value of share-based awards reflect management’s best estimates but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control. As a result, if other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2013, 2012, and 2011 could have been materially different. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially impacted in the future.

Foreign Currency Translation –

The financial statements for Edgewater’s non-U.S. operations use the local currency as the functional currency and are translated to U.S. dollars. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in our financial statements are accumulated in equity as a component of accumulated other comprehensive income. Realized net gains (losses) on foreign currency transactions are immaterial and are reflected in earnings.

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

other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of ASU 2013-2 did not have a material impact on the Company’s condensed consolidated financial statements as no significant amounts were reclassified out of Accumulated Other Comprehensive Income during the year ended December 31, 2013.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. The adoption of these regulations are not expected to have a material impact on our financial position, results of operations or cash flows.

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

As of December 31, 2013, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments. As of December 31, 2012, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments and the accrued contingent earnout consideration payable in connection with the Company’s acquisition of Meridian Consulting International (“Meridian”).

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
Balance at December 31, 2013:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

Balance at December 31, 2012:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

The Company did not transfer any financial instruments into or out of Level 3 classification during 2013, 2012 or 2011. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2013, 2012 and 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at January 1, 2011	$2,800
Change in fair value of earnout consideration (included within selling, general and administrative expense)	144
Funding of Fullscope contingent earnout consideration escrow	(2,713)

Balance at December 31, 2011	$231
Change in fair value of earnout consideration (included within selling, general and administrative expense)	(231)

Balance at December 31, 2012	$-
Change in fair value of earnout consideration (included within selling, general and administrative expense)	-

Balance at December 31, 2013	$-

The Company classified its liability for contingent earnout consideration related to its acquisitions of Fullscope and Meridian within Level 3 of the fair value hierarchy because the fair values are determined using significant unobservable inputs, which included probability weighted cash flows.

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

In May 2011, 2012 and 2013, Meridian completed its three annual earnout periods, respectively, during which the required performance measurements were not achieved. The former Meridian stockholders did not receive any additional contingent consideration. The third and final earnout period was completed in May of 2013 and therefore no future consideration can be achieved by the former Meridian stockholders.

The following is a summary of the changes in the recorded amount of contingent consideration liabilities related to the Meridian Acquisition:

Year	Beginning Balance	Additions/ (Payments)	Changes in Fair Value of Contingent Consideration	Ending Balance
	(In Thousands)
2013	$-	$-	$-	$-

2012	$231	$-	$(231)	$-

2011	$1,300	$-	$(1,069)	$231

The Meridian measurement period was completed by December 31, 2010. Accordingly, subsequent adjustments to the original fair value estimates were reported as a periodic operating expense. In connection with its routine periodic assessment of performance against contractually defined earnout criteria, the Company recognized credits of $231 thousand and $1.1 million (reported within selling, general and administrative expenses) relating to the changes in fair value of contingent earnout consideration, due to the underperformance of Meridian during the years ended December 31, 2012 and 2011, respectively.

5.	ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $2.7 million and $1.8 million at December 31, 2013 and 2012, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any probable losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	ACCOUNTS RECEIVABLE (Continued):

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$250	$300	$595
Provisions for doubtful accounts	39	21	-
Charge-offs, net of recoveries	(139)	(71)	(295)

Balance at end of year	$150	$250	$300

6.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2013	2012
	(In Thousands)
Furniture, fixtures and equipment	$1,553	$1,544
Computer equipment and software	1,357	1,327
Leasehold improvements	3,058	3,131

	5,968	6,002
Less accumulated depreciation and amortization	(4,531)	(4,053)

Total	$1,437	$1,949

Depreciation expense related to property and equipment for the years ended December 31, 2013, 2012 and 2011 totaled approximately $814 thousand, $837 thousand and $875 thousand, respectively. The Company disposed of $345 and $251 thousand of equipment that was no longer in use during the years ended 2013 and 2012, respectively. A loss on disposal of property and equipment of $9 thousand and $11 thousand was recognized in the years ended December 31, 2013 and 2011, respectively. No gain or loss on disposal was recognized during the year ended December 31, 2012.

7.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

Goodwill
(In Thousands)
Balance at January 1, 2012	$12,049
Adjustments to goodwill in 2012	-

Balance at December 31, 2012	12,049
Adjustments to goodwill in 2013	-

Balance at December 31, 2013	$12,049

Cumulative goodwill impairment charges of $54.6 million (related to impairments recognized in 2002 and 2008) are reflected in the ending goodwill balance at December 31, 2013.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

As of December 31, 2013, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company in 2009 and 2010 and capitalized internally developed software costs.

Other net intangibles amounted to $956 thousand and $1.2 million as of December 31, 2013 and 2012, respectively. Below is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2013
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,634	$226
Customer relationships	10,378	-	10,239	139
Asset purchase agreement	1,400	-	1,400	-
Trade name and trademark	600	-	586	14
Capitalized product development costs	1,099	-	522	577

	$17,337	$-	$16,381	$956

	December 31, 2012
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,434	$426
Customer relationships	10,378	-	10,065	313
Asset purchase agreement	1,400	-	1,400	-
Trade name and trademark	600	-	554	46
Capitalized product development costs	603	-	194	409

	$16,841	$-	$15,647	$1,194

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 7.5 years
Asset purchase agreement	1.5 years
Trade name and trademark	5 years
Capitalized product development costs	3 years

Intangible assets are amortized assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. The weighted average amortization period for all intangible assets subject to amortization was 1.5 years, 2.5 years and 3.0 years as of December 31, 2013, 2012 and 2011, respectively. Amortization expense related to all intangible assets was $738 thousand, $1.1 million and $2.0 million in 2012, 2011 and 2010, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Amortization of $327 thousand, $156 thousand and $39 thousand related to capitalized software development costs were included within cost of revenue (specifically within software expense) on the consolidated statements of comprehensive income for the year ended December 31, 2013, 2012 and 2011, respectively.

Estimated annual amortization expense for the next five years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization Expense
(In Thousands)
2014	$470
2015	266
2016	174
2017	46
2018	-

8.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Components of accrued expenses consisted of the following:

	December 31,
	2013	2012
	(In Thousands)
Accrued bonuses	$3,126	$2,245
Accrued commissions	2,765	2,229
Accrued vacation	1,983	1,838
Accrued payroll related liabilities	1,682	1,364
Accrued software expense	1,093	1,668
Income tax related accruals	614	498
Deferred rent	513	526
Short-term portion of lease abandonment accrual	475	580
Accrued sales and use tax	275	1,482
Other accrued expenses	1,800	1,850

Total	$14,326	$14,280

Other long-term liabilities as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(In Thousands)
Long-term portion of lease abandonment accrual	$760	$1,179
Long-term portion of deferred tax liability	-	93

Total	$760	$1,272

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES:

General overview:

The Company is subject to U.S. federal tax as well as income tax in multiple states, local and foreign jurisdictions. The Company’s 2004 through 2013 tax years are open and may be subject to examination by these taxing authorities. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax (benefit) provision.

For the year ended December 31, 2013, we recognized an income tax benefit of $(30.1) million compared to income tax expense of $401 thousand and $843 thousand in the years ended December 31, 2012 and 2011, respectively. The significant tax benefit recognized during 2013 related to the reversal of the majority of the valuation allowance provided against the carrying value of our deferred tax assets.

Deferred tax asset valuation allowance:

As of December 31, 2013, we had gross deferred tax assets of $31.8 million. Our deferred tax assets have arisen as a result of timing differences (primarily generated in connection with historical goodwill and intangible asset impairment charges), net operating loss carryforwards and tax credits. These assets represent amounts that we are able to use to reduce our future taxable income. Since 2010, we have maintained a full valuation allowance on our deferred tax assets, reducing the carrying value of these assets on our balance sheet to zero.

We assess the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. The periodic assessment of the net carrying value of our deferred tax assets under the applicable accounting rules is highly judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is significant judgment involved, and our conclusion could be materially different should certain of our expectations not transpire.

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. Since 2010, we have maintained a full valuation allowance against our net deferred tax assets primarily due to the fact that we have essentially been in a cumulative pre-tax loss position over the most recent three-year period. While there has been a trend of positive evidence that has been strengthening in recent years, it was not sufficiently persuasive to outweigh the negative evidence provided by our cumulative pre-tax loss position. During the year ended December 31, 2013, we emerged from a cumulative three year pre-tax loss position, which removed this important piece of negative evidence from our evaluation.

Our assessment for the year ended December 31, 2013 considered the following positive and negative evidence. Based on this evidence, we concluded that it was more likely than not that we would generate sufficient pre-tax income in future periods to utilize substantially all of our deferred tax assets.

Positive Evidence:

¡

We have now generated U.S.-based pre-tax income of more than $8.2 million over the past three years and have utilized some of our available tax assets to reduce tax liabilities that would have otherwise arisen in those periods.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

¡	The majority of our federal net operating loss carryforwards do not expire until 2020.
¡	Our financial performance has continued to improve. We have reported steady growth in operating income over the past three years and believe that our financial performance will continue to improve.
¡	Our forecasts of future taxable income indicate that our pre-tax income and taxable income will increase in the future.

Negative Evidence:

¡	In the absence of a cumulative loss in the last three years, the remaining negative evidence consists of our accumulated deficit.

After consideration of this evidence, we determined that it was unlikely that the losses incurred prior to the year ending December 31, 2011 would be repeated and as a result, we did not place significant weight on the negative evidence provided by our pre-2011 losses.

We believe that our positive evidence is strong. The improving financial performance in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors that have been present to a greater or lesser extent in prior years but have only recently gathered sufficient weight to deliver objectively verifiable, consistent taxable income.

In light of the fact that the majority of our federal NOLs expire in 2020, a key consideration in our analysis was the Company’s projections of future taxable income. In performing our analysis, we utilized the most updated plans and projections that we currently use to manage our underlying business and calculated the utilization of our deferred tax assets under a number of scenarios.

Realization of our deferred tax assets is dependent on our generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value of our deferred tax assets, realization is not assured and future events could cause us to change our judgment. In the event that actual results differ from our estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Income tax (benefit) expense:

Significant components of the Company’s income tax (benefit) provision consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Current tax expense:
Federal	$-	$-	$-
State	234	263	650
Foreign	95	93	57

	329	356	707
Deferred tax expense (benefit):
Federal	5,088	1,178	333
State	748	173	49
Foreign	-	-	-
Change in valuation allowance	(36,226)	(1,323)	(324)

	(30,390)	28	58
Unrecognized tax benefit	(28)	17	78

Income tax provision	$(30,089)	$401	$843

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income (loss) from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of comprehensive income result from the following:

	Year Ended December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$1,570	34.0%	$628	34.0%	$404	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	243	5.2	174	9.4	435	36.6
Tax rate difference on foreign income taxes	47	1.0	188	10.1	222	18.7
Tax rate change on deferred tax attributes	(169)	(3.6)	-	-	-
Non-deductible items	98	2.1	160	8.6	(243)	(20.4)
Net decrease in deferred tax attributes	4,370	94.6	516	27.9	319	26.9
Decrease in valuation allowance against certain deferred tax assets	(36,226)	(784.3)	(1,323)	(71.6)	(324)	(27.3)
Unrecognized tax benefits	(28)	(0.6)	17	0.9	78	6.6
Other, net	6	0.1	41	2.4	(48)	(4.1)

	$(30,089)	(651.5)%	$401	21.7%	$843	71.0%

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$19,552	$24,883
Acquired intangible assets	7,543	8,121
Reserves and accruals	1,656	2,149
Share-based compensation	2,775	2,438
Depreciation	346	268

Total deferred income tax assets	31,872	37,859
Deferred income tax liabilities:
Acquired intangible assets	(96)	(213)
Other	(4)	(6)

Total deferred income tax liabilities	(100)	(219)
Valuation allowance	(1,500)	(37,726)

Deferred income tax asset (liability), net	$30,272	$(86)

Components of the net deferred tax assets (liabilities) reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2013		December 31, 2012
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$1,238	$30,625	$1,119	$36,610
Liabilities	(4)	(87)	(3)	(86)
Valuation allowance	(59)	(1,441)	(1,110)	(36,616)

Net deferred tax asset (liability)	$1,175	$29,097)	$6	$(92)

As of December 31, 2012, the Company’s long-term deferred tax liability is reported within other long-term liabilities on the consolidated balance sheet.

Significant deferred tax attributes and current activity within the Company’s deferred tax accounts included the following:

Net Operating Loss Carryforwards and Credits:    As of December 31, 2013, we had tax affected net operating loss carryforwards for federal income tax purposes of approximately $15.7 million and alternative minimum and worker’s opportunity credits of approximately $2.1 million, which expire at various intervals through 2030. However, $13.7 million of the Company’s federal net operating loss carryforwards and $1.0 million of worker’s opportunity tax credits are set to expire in 2020. Not included in the federal net operating loss carryforwards are $345 thousand from excess tax deductions from stock option exercises during fiscal 2013. Pursuant to the guidance on accounting for stock-based compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid in capital when realized.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Additionally, the Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization. The Company has various tax affected net operating loss carryforwards for state income tax purposes of approximately $1.3 million which expire at various intervals through 2033.

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance, beginning of year	$37,726	$39,049	$39,373
Additions	-	-	-
Reductions, net	(36,226)	(1,323)	(324)

Balance, end of year	$1,500	$37,726	$39,049

Unrecognized tax benefits:

In accordance with our evaluation of unrecognized tax benefits, we have established a liability representing our estimated amount of unrecognized tax benefits, plus an additional provision for penalties and interest. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Gross unrecognized tax benefits at beginning of year	$140	$155	$203
Increases in tax positions in the current year	-	-	-
Settlements	(32)	(15)	(48)

Gross unrecognized tax benefits at end of year	$108	$140	$155

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statements of comprehensive income. As of December 31, 2013 and 2012, accrued interest and penalties was $320 thousand and $316 thousand, respectively.

As of December 31, 2013, the $108 thousand tax benefit, if recognized, would reduce our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

10.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the Plan were approximately $550 thousand, $540 thousand and $490 thousand in each of the years ended December 31, 2013, 2012 and 2011.

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

2003 Plan: The 2003 Plan provides for grants of non-qualified stock options and awards of restricted shares of the Company’s common stock. The 2003 Plan is limited to stock option grants and restricted stock awards covering up to 500,000 shares of the Company’s common stock. The 2003 Plan expired on May 22, 2013; thus, no further grants have been awarded after May 22, 2013, but options awarded prior to that date remain outstanding subject to the terms of the 2003 Plan and any related option agreements.

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

As of December 31, 2013, there are 294,401; 57,469; and 442,441 shares available for future grant under the 2000 Plan, 2008 Plan, and 2012 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006 or the 2003 Plan, as it expired on May 22, 2013.

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

During the years ended December 31, 2013 and 2012, the Company granted options to purchase 412,170 and 938,757 shares of common stock, respectively, principally as part of a long-term incentive program and in connection with the Company’s Board of Directors compensation program. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 22.5% (in all periods presented) to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

The share-based compensation expense and its classification in the statements of comprehensive income were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Project and personnel costs	$276	$366	$343
Selling, general and administrative	1,193	1,053	858

Total share-based compensation expense	$1,469	$1,419	$1,201

The fair value of each option award granted during 2013, 2012 and 2011, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2013	2012	2011
Expected volatility	47.5%	52.4%	53.8%
Expected dividend yield	-%	-%	-%
Expected life (in years)	3.75	3.86	3.61
Risk-free interest rate	0.4%	0.4%	1.1%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2013, 2012 and 2011 was $1.51, $1.53 and $1.25 per share, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2012	3,730,573	$3.88
Granted	938,757	3.85
Exercised	(99,541)	2.69
Forfeited or expired	(460,252)	4.35

Outstanding at December 31, 2012	4,109,537	$3.85	4.42	$2,019
Granted	412,170	4.18
Exercised	(250,123)	3.39
Forfeited or expired	(262,556)	4.30

Outstanding at December 31, 2013	4,009,028	$3.89	3.87	$12,933

Vested and expected to vest at December 31, 2013	3,737,491	$3.90	3.75	$12,058

Exercisable at December 31, 2013	2,802,198	$3.94	3.18	$9,043

The total intrinsic value of stock options exercised during 2013 and 2012 was approximately $639 thousand and $103 thousand, respectively. No stock options were exercised during 2011.

2003 Equity Incentive Plan,2008 Omnibus Incentive Plan, and 2012 Omnibus Incentive Plan – Restricted Share Awards

The 2003 Plan, the 2008 Plan, and 2012 Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors (the “Restricted Share Plans”). Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a 5-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2013, 126 thousand restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

During the year ended December 31, 2013, the Company issued 131,380 restricted share awards to employees at a purchase price of $0.01 per share. No restricted share awards were issued to employees during the years ended December 31, 2012 or 2011. Additionally, the Company recognized share-based compensation expense of $178 thousand, $18 thousand and $56 thousand during the years ended December 31, 2013, 2012 and 2011, respectively related to restricted share awards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	15,460	$4.33
Granted	-	-
Vested	(6,460)	6.23
Forfeited or expired	-	-

Non-vested at December 31, 2012	9,000	$2.97
Granted	131,380	4.16
Vested	(14,190)	(2.97)
Forfeited or expired	-	-

Non-vested at December 31, 2013	126,190	$4.13

Expected to vest at December 31, 2013	126,190	$4.13

The total fair value of stock awards vested during the years ended December 31, 2013, 2012 and 2011 was $55 thousand, $24 thousand and $72 thousand, respectively.

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

During the year ended December 31, 2013, 2012 and 2011, the Company issued 135,100; 176,375 and 231,004 shares, respectively, to employees under the 2008 ESPP Plan.

The fair value of each 2008 ESPP Plan offering was estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility.

	Year Ended December 31,
	2013	2012	2011
Expected volatility	42.7%	52.5%	53.4%
Expected dividend yield	-%	-%	-%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.1%	0.1%	0.1%

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

The weighted-average fair value of the shares issued under the 2008 ESPP Plan in 2013, 2012 and 2011, based upon the assumptions in the preceding table, was $1.05, $0.78 and $0.69, respectively.

Compensation Expense

As of December 31, 2013, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.6 million and is expected to be recognized over a weighted average period of 1.08 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and 2008 ESPP Plan issuances. Shares may also be issued from unissued share reserves.

12.	CAPITAL STOCK:

Common and Preferred Stock -

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2013 and 2012, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2013 and 2012.

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

The Company repurchased a total of 365 thousand and 694 thousand shares of common stock during the years ended December 31, 2013 and 2012, respectively, at an aggregate purchase price of $1.5 million and $2.6 million, respectively.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.	LEASE ABANDONMENT (Continued):

within the consolidated balance sheets). The lease abandonment charge was calculated based on the net of future contractually obligated lease payments and an estimate of potential sub-lease income (which took into account current market rates and occupancy levels). The lease abandonment accrual was $1.2 million and $1.8 million as of December 31, 2013 and 2012, respectively. The underlying assumptions used in assessment of this obligation, with the exception of passage of time, were unchanged as of December 31, 2013 as compared to 2012.This analysis is reviewed and updated each reporting period.

14.	COMMITMENTS AND CONTINGENCIES:

Commitments.    We lease office space and certain equipment under operating leases that expire at various times through 2016. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013, were as follows:

Year Ending December 31,	Abandoned Lease	Operating Leases
	(In Thousands)
2013	$449	$1,152
2014	449	1,047
2015	337	723
2016	-	5
Thereafter	-	-

	$1,235	$2,927

Rent payments under operating leases were $1.7 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company had approximately $428 thousand and $456 thousand of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, we have an accrual for pre-acquisition sales and use tax exposure of $230 thousand. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal a fraudulent activity. The total liability, estimated and recorded as $1.5 million has been reduced as we update our filings and make the required payments. While the Company has accounted for this liability as a period expense, we believe that any amounts actually paid to resolve this issue will be recoverable from an existing, fully funded escrow account which was established in connection with the acquisition. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

15.	REVOLVING LINE OF CREDIT

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15.0 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was in compliance with all covenants as of December 31, 2013. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of December 31, 2013.

16.	SALE OF INTELLECTUAL PROPERTY

In June 2012, Microsoft purchased Edgewater Fullscope’s PI2 software and intellectual property for an aggregate of $3.25 million. The sale of PI2 also included services and represents a significant multiple element contract which the Company entered into during the second quarter of 2012. This contract includes $3.25 million of license consideration and subsequent development and training services. We determined that the license did not have stand-alone value without the services, and thus the license and services were accounted for as one unit, with revenue associated with the Microsoft IP Sale recognized in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement. We allocated revenue to each element in the multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. We recognized $2.5 million and $788 thousand of license-related revenue, reported as Software revenue in our consolidated statement of comprehensive income, during the years ended December 31, 2013 and 2012, respectively. We have completed all deliverable required in the PI2-related services contracts as of December 31, 2013. Accordingly, no future PI2-related software or service revenue will be recognized in 2014.

17.	UNAUDITED SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION:

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2013 and 2012. The quarterly operating results are not necessarily indicative of future results of operations.

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$23,476	$27,900	$25,399	$26,781	$103,556
Gross profit	$7,140	$10,041	$9,657	$10,734	$37,572
Net (loss) income	$(889)	$1,414	$1,772	$32,411	$34,708
Basic (loss) income per share	$(0.08)	$0.13	$0.17	$2.99	$3.21
Diluted (loss) income per share	$(0.08)	$0.12	$0.14	$2.55	$2.88

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$25,281	$27,187	$24,165	$24,248	$100,881
Gross profit	$8,565	$9,460	$8,812	$8,442	$35,279
Net income	$175	$134	$793	$345	$1,447
Basic income per share	$0.02	$0.01	$0.07	$0.03	$0.13
Diluted income per share	$0.02	$0.01	$0.07	$0.03	$0.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2014. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors — Nominees for Election” and “Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2014.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership — Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2014.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance — Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2014.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c) (3), (d) (4) and (d) (5) of Item 407 of Regulation S-K is incorporated by reference to the material under caption “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance — Compensation of Outside Directors”, “Corporate Governance — Outside Directors Compensation Table for 2013,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2014.

The “Compensation Committee Report” contained in our proxy statement shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Equity Compensation Plans” and “Stock Ownership — Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A is incorporated herein by reference to the material under the captions “Corporate Governance — Board and Board Committee Matters — Audit Committee”, “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on March 10, 2014.

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

Name	Title	Date
/s/ SHIRLEY SINGLETON Shirley Singleton	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2014

/s/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2014

/s/ PAUL E. FLYNN Paul E. Flynn	Director	March 10, 2014

/s/ PAUL GUZZI Paul Guzzi	Director	March 10, 2014

/s/ NANCY L. LEAMING Nancy Leaming	Director	March 10, 2014

/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 10, 2014

/s/ DANIEL O’CONNELL Daniel O’Connell	Director	March 10, 2014

/s/ WAYNE WILSON Wayne Wilson	Director	March 10, 2014

(a) 3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of December 10, 2007, by and among Edgewater Technology-Ranzal, Inc., Vertical Pitch, LLC and Daniel Gudal (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 12, 2007).*

2.2	Agreement and Plan or Merger and Reorganization dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and Rurik G. Vandevenne (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 5, 2010).*

2.3	Earnout Agreement dated as of December 31, 2009, by and among Edgewater Technology, Inc., Edgewater Technology-Fullscope, Inc., Fullscope, Inc. and the Designated Agent, on behalf of the Agent Committee and the Stockholders (Incorporated by reference from Exhibit 2.3 to the Company’s Form 10-K filed with the SEC on March 15, 2010).

2.4	Asset Purchase Agreement dated as of May 17, 2010, by and among Edgewater Technology-Meridian, Inc., Meridian Consulting International LLC and Andrew Starks, Ryan Meester and Ricardo Rasche (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on May 18, 2010).*

2.5	Asset Purchase Agreement, dated as of June 29, 2012, between Microsoft Corporation and Fullscope, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 6, 2012). * (2)

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on May 13, 2011).

3.2	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 28, 2007).

4.1	Form of certificate evidencing ownership of common stock of the Company.†

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on March 12, 2012).

10.2	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001 filed with the SEC on March 27, 2002). (1)

10.3	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as amended (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 6, 2012). (1)

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(2)	Confidential treatment granted as to portions of the agreement. Confidential materials omitted and filed separately with the SEC.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon its request.

†	Filed herewith

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.4	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, as amended (Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 000-20971) filed on April 25, 2011). (1)

10.5	Edgewater Technology, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 4.10 of Form S-8 (File No.333-106325), filed with the SEC on June 20, 2003). (1)

10.6	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.7	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.8	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.9	Restated Change in Control Agreement by and among the Company and Timothy R. Oakes, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.10	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, 333-153740 filed with the SEC on September 30, 2008). (1)

10.11	Restated Change in Control Agreement by and among the Company and Robin Ranzal Knowles, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.12	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.13	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.14	Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.15

Form of Non-Qualified Stock Option Agreement (Employee) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.3 to the Company’s

Form 8-K filed with the SEC on June 8, 2012). (1)

10.17	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.18	Form of Non-Qualified Stock Option Agreement (Executive) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on September 28, 2012). (1)

10.19	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.20	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.21	Loan Agreement, dated as of September 23, 2013, among Edgewater Technology, Inc., its subsidiaries listed therein and RBS Citizens, N.A. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2013.

10.22	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Executive Officers with Employment Agreements) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013).(1)

10.23	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Employees without Employment Agreements) (Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2013).(1)

10.24	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Non-Employee Directors) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013).(1)

21.1	Subsidiaries of Edgewater Technology, Inc.+

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.+

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

+	Filed herewith

(a) 3.	Exhibits-(Continued)

EXHIBIT INDEX

Exhibit Number	Description

24.1	Power of Attorney (See Signature Page).+

31.1	13a-14 Certification — President and Chief Executive Officer +

31.2	13a-14 Certification — Chief Financial Officer +

32	Section 1350 Certification +

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to the Consolidated Financial Statements.+

+	Filed herewith