Form 10-Q
period 2014-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2014-05-02
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 28, 2014 was 11,218,450.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,777	$20,321
Accounts receivable, net of allowance of $150	22,820	19,842
Deferred tax assets, net	1,174	1,175
Prepaid expenses and other current assets	1,372	936

Total current assets	43,143	42,274
Property and equipment, net	1,328	1,437
Intangible assets, net	827	956
Goodwill	12,049	12,049
Deferred tax assets, net	28,738	29,097
Other assets	251	254

Total assets	$86,336	$86,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347	$680
Accrued liabilities	13,760	14,326
Deferred revenue	1,762	1,715

Total current liabilities	15,869	16,721
Other liabilities	608	760

Total liabilities	16,477	17,481
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2014 and December 31, 2013, 11,170 and 11,049 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	297	297
Paid-in capital	211,467	211,852
Treasury stock, at cost, 18,566 and 18,687 shares at March 31, 2014 and December 31, 2013, respectively	(122,214)	(123,186)
Accumulated other comprehensive loss	(180)	(154)
Retained deficit	(19,511)	(20,223)

Total stockholders’ equity	69,859	68,586

Total liabilities and stockholders’ equity	$86,336	$86,067

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Service revenue	$23,483	$19,696
Software revenue	2,053	1,977
Reimbursable expenses	2,078	1,803

Total revenue	27,614	23,476
Cost of revenue:
Project and personnel costs	14,357	13,310
Software costs	1,072	1,223
Reimbursable expenses	2,078	1,803

Total cost of revenue	17,507	16,336

Gross profit	10,107	7,140

Operating expenses:
Selling, general and administrative	8,581	7,531
Depreciation and amortization	247	315

Total operating expenses	8,828	7,846

Operating income (loss)	1,279	(706)

Other expense, net	46	104

Income (loss) before income taxes	1,233	(810)
Tax provision	522	79

Net income (loss)	$711	$(889)

Comprehensive income (loss):
Currency translation adjustments	(26)	1

Total comprehensive income (loss)	$685	$(888)

Net income (loss) per share:
Basic net income (loss) per share of common stock	$0.06	$(0.08)

Diluted net income (loss) per share of common stock	$0.06	$(0.08)

Shares used in computing basic net income (loss) per share of common stock	10,968	10,878

Shares used in computing diluted net income (loss) per share of common stock	12,610	10,878

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$711	$(889)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	300	378
Share-based compensation expense	387	492
Deferred income taxes	360	8
Changes in operating accounts:
Accounts receivable	(3,001)	(34)
Prepaid expenses and other current assets	(434)	(229)
Accounts payable	(332)	70
Accrued expenses and other liabilities	(719)	(1,709)
Deferred revenue	48	(287)

Net cash used in operating activities	(2,680)	(2,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62)	(157)
Capitalization of product development costs	—	(90)
Acquisition of intellectual property	—	(150)

Net cash used in investing activities	(62)	(397)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	200	143
Purchases of treasury stock	—	(661)

Net cash provided by (used in) financing activities	200	(518)

Effects of exchange rates on cash	(2)	(9)

Net decrease in cash and cash equivalents	(2,544)	(3,124)
CASH AND CASH EQUIVALENTS, beginning of period	20,321	16,651

CASH AND CASH EQUIVALENTS, end of period	$17,777	$13,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$148	$20

Issuance of restricted stock awards	$570	$872

Accrued consideration related to acquisition of intellectual property	$—	$50

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

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2013 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2014 (the “2013 Form 10-K”).

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2013 Form 10-K.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three-month periods ended March 31, 2014 or 2013.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income (loss)). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements (primarily related to the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income (loss)). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

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

The Company enters into multiple element arrangements which typically include software, post-contract support (or maintenance), and consulting services. Consistent with the software described above, maintenance that is in the form of a pass through transaction is recognized upon delivery of the software, as all related warranty and maintenance is performed by the primary software vendor and not the Company. Maintenance fee revenue for the Company’s software products, which is inconsequential in all years presented, is recognized ratably over the term of the arrangements, which are generally for a one-year period. The Company has established VSOE with respect to the services and maintenance provided based on the price charged when the services are sold separately and the stated renewal rate.

A significant amount of our 2013 software revenue is associated with the recognition of PI2 license revenue. In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract included $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. The Company recognized $460 thousand of PI2-related software revenue in the three-month period ended March 31, 2013. No PI2-related revenue was recognized in the three-months ended March 31, 2014.

4. SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $387 thousand and $492 thousand for the three-month periods ended March 31, 2014 and 2013, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $200 thousand and $143 thousand during the three-month periods ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.6 million and is expected to be recognized over a weighted-average period of 1.6 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES:

The Company recorded a tax provision of $522 thousand and $79 thousand for the three-month periods ended March 31, 2014 and 2013, respectively. The reported tax expense for the three-month periods ended March 31, 2014 and 2013, is based upon an estimated annual effective tax rate of 42.3% and 9.8%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

The reported estimated annual effective tax rate for the three-month period ended March 31, 2013 is lower than the statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. During the year ended December 31, 2013, we emerged from a cumulative three year pre-tax loss position, which removed this important piece of negative evidence from our evaluation, as a result we concluded the asset was realizable and we reversed $36.2 million of the previously established deferred tax asset valuation allowance.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three-month periods ended March 31, 2014 and 2013, we recognized, as a part of income tax expense, $20 thousand and $22 thousand, respectively, in interest and penalties related to our unrecognized tax benefits.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2014, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $448 thousand. Other than certain unrecognized tax benefits for which the statute of limitations expired during the first quarter of 2014, we have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending March 31, 2015. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE MEASUREMENT: (Continued)

As of March 31, 2014 and December 31, 2013, our only financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at March 31, 2014:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Balance at December 31, 2013:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the three-month period ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three-month periods ended March 31, 2014 or 2013. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $75 thousand and $108 thousand during the three-month periods ended March 31, 2014 and 2013, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire at various times through 2016.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of our software expense) of $53 thousand and $63 thousand during the three-month periods ended March 31, 2014 and 2013, respectively.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2014	$514
2015	$266
2016	$176
2017	$—
2018	$—

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(In Thousands)
Accrued bonuses	$2,095	$3,126
Accrued vacation	2,497	1,983
Accrued payroll related liabilities	2,342	1,682
Accrued commissions	1,636	2,765
Accrued software expense	890	1,093
Income tax related accruals	663	588
Deferred rent	532	513
Short-term portion of lease abandonment accrual	449	475
Accrued sales and use tax	165	275
Other accrued expenses	2,491	1,826

Total	$13,760	$14,326

Other long-term liabilities as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(In Thousands)
Long-term portion of lease abandonment accrual	$608	$760

Total	$608	$760

9. NET INCOME (LOSS) PER SHARE:

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except Per Share Data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$711	$(889)

Weighted average common shares outstanding	10,968	10,878

Basic net income (loss) per share of common stock	$0.06	$(0.08)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$711	$(889)

Weighted average common shares outstanding	10,968	10,878
Dilutive effect of stock options	1,642	—

Weighted average common shares, assuming dilutive effect of stock options	12,610	10,878

Diluted net income (loss) per share of common stock	$0.06	$(0.08)

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. NET INCOME PER SHARE: (Continued)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 545 thousand and 1.9 million in the three-month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, there were approximately 4.4 million share-based awards outstanding under the Company’s equity plans.

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

The Company did not repurchase any shares of common stock during the three-month period ended March 31, 2014. The Company repurchased a total of 164 thousand shares of common stock during the three-month period ended March 31, 2013 at an aggregate purchase price of $661 thousand.

11. REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was in compliance with all covenants as of March 31, 2014. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of March 31, 2014.

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

The following are Edgewater’s service categories with sample services:

Classic consulting services

•	CFO advisory services

•	Business improvement roadmaps

•	Organizational change management

•	Program/project management

•	Business process rejuvenation and integrated social media best practices

•	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Technical architecture and roadmaps

•	CIO advisory services

•	Strategic technology selections

•	Technical evaluation and design

•	Custom component design and implementation

•	Customer intelligence solutions using web/mobile analytics combined with social intelligence

•	Cloud architecture, integration and phasing solutions

•	On-going support services

•	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

Product-based consulting services

•	Business transformation through the use of packaged software solutions

•	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance

•	Enterprise resource planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, Pharmaceuticals and Food and Beverage

•	Customer relationship management with Microsoft Dynamics CRM

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and specialized custom solutions

•	Business intelligence analytics

•	Design, development and introduction of IP that helps “verticalize” channel product stacks

•	Support and training services

In addition to the above services, the Company also provides synergistic services in the area of data management and analytics. Examples of such services include the following:

Enterprise information management services

•	Provide for data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design

•	Provide practical data architectures and roadmaps to support transactional systems and enterprise performance management through advanced analytics

•	Provide forms of data manipulation, transformation and quality services

Analytics services

•	Advise on lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization

•	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting

•	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations

•	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 93.6% and 91.8% of service revenue for the three-month periods ended March 31, 2014 and 2013, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 2.6% and 4.9% of service revenue for the three-month periods ended March 31, 2014 and 2013, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 3.8% and 3.3% of service revenue during the three-month periods ended March 31, 2014 and 2013, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income (loss)). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements (primarily the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income (loss)). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

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

During the fourth quarter of 2012, the Company began to file tax returns and pay sales and use tax liabilities related to the Fullscope Embezzlement (which were created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity). The Company has made payments totaling $1.4 million associated with the sales and use tax liabilities. As of March 31, 2014, we had completed the process of making initial payments to settle the identified pre-acquisition sales and use tax exposure. The remaining accrual for pre-acquisition sales and use tax exposure as of March 31, 2014 was $149 thousand, which will be utilized to cover any further potential sales and use tax exposure arising from the initial filing and payment process. The Company does not anticipate that it will make any future payments associated with these liabilities.

The Company has incurred significant expenses related to the investigation and related to the filing of sales and use tax returns. The Company anticipates that it may continue to incur additional expenses associated with the Fullscope Embezzlement Issue. We intend to aggressively pursue recovery of these expenses through a claim against existing escrow accounts established in connection with the acquisition of Fullscope, Inc. (“Fullscope Acquisition”) which totals approximately $4.6 million as of March 31, 2014, which is sufficient to cover our claims. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. However, reimbursement from escrow is not expected until resolution is reached on all outstanding embezzlement-related sales and use tax amounts. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2014, Compared to Results for the Three Months Ended March 31, 2013,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2014, Compared to Results for the Three Months Ended March 31, 2013

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements ofoperations:

	Three Months Ended March 31,
	2014	2013
Revenue:
Service revenue	85.1%	83.9%
Software revenue	7.4%	8.4%
Reimbursable expenses	7.5%	7.7%

Total revenue	100.0%	100.0%
Cost of revenue:
Project and personnel costs	52.0%	56.7%
Software costs	3.9%	5.2%
Reimbursable expenses	7.5%	7.7%

Total cost of revenue	63.4%	69.6%

Gross profit	36.6%	30.4%
Operating expenses:
Selling, general and administrative	31.1%	32.1%
Depreciation and amortization	0.9%	1.3%

Total operating expenses	32.0%	33.4%

Operating income (loss)	4.6%	(3.0)%
Other expense, net	0.1%	0.4%

Income (loss) before income taxes	4.5%	(3.4)%
Income tax provision	1.9%	0.4%

Net income (loss)	2.6%	(3.8)%

Revenue. Total revenue increased by $4.1 million, or 17.6%, to $27.6 million during the three-month period ended March 31, 2014, compared to total revenue of $23.5 million in the three-month period ended March 31, 2013. With respect to the comparative changes in year-over-year total revenue, service revenue increased by $3.8 million, or 19.2%, to $23.5 million for the three-month period ended March 31, 2014, compared to $19.7 million during the comparative 2013 quarterly period. Software revenue represented $2.1 million, or 7.4% of total revenue, during the three-month period ended March 31, 2014, compared to $2.0 million, or 8.4% of total revenue, during the first quarter of 2013.

On a year-over-year basis, the increase in quarterly service revenue is reflective of the increase in billable consultant utilization, which improved to 78.0% in the first quarter of 2014, compared to 69.0% in the first quarter of 2013. The rise in utilization was driven by the improved pipeline activity and project signings in the fourth quarter of 2013, which positioned the Company for a strong start to 2014. Conversely, the first quarter of 2013 was impacted by customer project start delays (a trend that had carried over from the second half of 2012). On a sequential quarterly basis, service revenue in the first quarter of 2014 increased by $1.6 million, or 7.1%, compared to the fourth quarter of 2013. The sequential quarterly increase in service revenue is similarly the result of an increase in billable consultant utilization (driven by the improved pipeline activity and project signings during the fourth quarter of 2013 and the absence of the seasonal influence of the holidays in the fourth quarter of 2013). The Company continues to develop strong pipeline activity across each of its service offerings.

The existence of intellectual property (IP) design and build capabilities in our strategic offerings mix has had a positive impact on our lead generation and overall sales activity. We plan to continue to build out intellectual property in the healthcare, insurance and manufacturing verticals, as well as in our EPM service offering, in future periods.

As described above, utilization, which is the rate at which we are able to generate revenue from our consultants, increased to 78.0% during the first quarter of 2014, compared to 69.0% during the first quarter of 2013. Billable headcount, including contractors, increased by 14 during the first quarter of 2014, compared to the first quarter of 2013. The Company proactively manages its reliance on external resources, while maintaining appropriate levels of staff to service existing customer demand and effectively respond to proposal activity. First quarter 2014 utilization, on a sequential quarterly basis, increased to 78.0% from 73.7% during the fourth quarter of 2013 essentially as a result of the strong pipeline activity and the absence of the seasonal holiday influence, as referenced above.

Annualized service revenue per billable consultant, as adjusted for utilization, was $361 thousand and $346 thousand during the three-month periods ended March 31, 2014 and 2013, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three-month periods ended March 31, 2104 and 2013, software revenue totaled $2.1 million and $2.0 million, or 7.4% and 8.4% of total revenue, respectively. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our total revenue and gross margins.

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income (loss)). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements (primarily the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income (loss)). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

A significant amount of our 2013 three-month software revenue is associated with the recognition of PI2 license revenue. In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract included $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. The PI2 Solution arrangement was completed during the fourth quarter of 2013 and therefore no future revenue will be generated from the PI2 Solution. The loss of this high margin contribution revenue stream was offset in the first quarter of 2014 by the recognition of several new software arrangements on a net basis methodology. The first quarter of 2014 included $678 thousand of software revenue reported on a net basis. The Company did not report any software revenue on a net basis in the first quarter of 2013.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased to $2.1 million for the three-month period ended March 31, 2014 compared to $1.8 million for the three-month period ended March 31, 2013. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the three-month period ended March 31, 2014 totaled 270, as compared to 253 customers during the three-month period ended March 31, 2013. During the first three months of 2014, we secured first-time engagements with a total of 24 new customers, compared to 21 new customer engagements during the first three months of 2013.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.2 million, or 7.2%, to $17.5 million for the three-month period ended March 31, 2014, compared to $16.3 million in the comparative 2013 quarterly period.

The primary drivers of the 2014 year-over-year quarterly increase in total cost of revenue, on an absolute dollar basis, were related to an increase in salary and wage-related expenses (including fringe-related expenses) in connection with the year-over-year growth in billable consultant headcount, and an increase billable consultant revenue share program costs, which were a result of both the growth in service revenue and the improvement in billable consultant utilization during the first quarter of 2014. The Company maintained 317 billable consultants (excluding contractors) as of the quarter ended March 31, 2014, compared to 299 billable consultants (excluding contractors) at the end of the first quarter of 2013.

Project and personnel costs represented 52.0% of total revenue during the three-month period ended March 31, 2014 as compared to 56.7% of total revenue during the three-month period ended March 31, 2013. The improvement in project and personnel costs during the first quarter of 2014, as a percentage of total revenue, was similarly reflective of our first quarter 2014 service revenue growth and the associated lift in billable consultant utilization.

Software costs amounted to $1.1 million during the three-month period ended March 31, 2014. Software costs amounted to $1.2 million during the three-month period ended March 31, 2013. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Additionally, the amount of future periodic software costs reported by the Company will also be influenced by the accounting method (gross versus net) employed by the Company to record the transaction.

Reimbursable expenses were $2.1 million for the three-month period ended March 31, 2014, compared to $1.8 million in the comparative period of 2013.

Gross Profit. During the three-month period ended March 31, 2014, total gross profit increased $3.0 million, or 41.5%, to $10.1 million compared to gross profit of $7.1 million in the three-month period ended March 31, 2013. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin increased to 36.6% in the first quarter of 2014, compared to 30.4% in the first quarter of 2013. The first quarter 2014 year-over-year improvement in total gross margin is directly related to the year-over-year growth in service revenue and the associated improvement in billable consultant utilization, combined with the impact of certain software resale arrangements being reported on a net basis. These items were partially offset by absence in the first quarter of 2014 of the high margin PI2-related revenue recognized in the first quarter of 2013.

Service revenue gross margin was 38.9% in the first quarter of 2014, compared to 32.4% in the first quarter of 2013. The increase in service revenue gross margin is reflective of the service revenue growth and improvement in billable consultant utilization, which were offset by the increase in project and personnel costs, as described in “Cost of Revenue” above.

We anticipate that software revenue will continue to be a significant part of our revenue in future periods. Our software revenue has historically influenced, and we anticipate that it will continue to influence in the future, our quarterly gross margins. We believe, in connection with changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements as described in “Revenue” above, that they will, in certain situations, extend the timing of the recognition period of the gross margin on software sales (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) and result in a reduction in the amount of the software gross margin initially recognized by the Company.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 31.1% during the three-month period ended March 31, 2014 compared to 32.1% in the three-month period of 2013. On an absolute dollar-basis, SG&A expenses increased by $1.1 million, or 13.9%, to $8.6 million in the three-month period ended March 31, 2014, compared to SG&A expenses of $7.5 million in the three-month period ended March 31, 2013.

The year-over-year increase in SG&A expenses in the three-month period ended March 31, 2014, compared to the three-month period ended March 31, 2013 was driven primarily by the incremental expense associated with the Company’s quarterly and annual performance-based bonus and commission programs (directly attributable to the significant improvement in our year-over-year operating performance), salary and wages increases (associated with standard annual merit increases), marketing initiatives and product development expenses.

During the three-month period ended March 31, 2014, we incurred an immaterial amount of expenses associated with the Fullscope Embezzlement Issue, and we anticipate that we may continue to incur additional expenses associated with this issue in future periods. We intend to aggressively pursue recovery of all incurred expenses associated with the Fullscope Embezzlement Issue through all possible avenues, including a claim against the escrow account established in connection with the Fullscope Acquisition and reimbursement under insurance policies. We believe that we may be able to recover some, if not all, of the expenses we incur in addressing this situation. Amounts recovered and/or reimbursed, if any, in connection with this matter will be recorded in the period during which amounts are determined to be probable of recovery from escrow.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(68) thousand, or (21.6)%, to $247 thousand in the quarter ended March 31, 2014 as compared to $315 thousand in the quarter ended March 31, 2013.

Amortization expense was $75 thousand during the three-month period ended March 31, 2014 compared to amortization expense of $108 thousand in the three-month period ended March 31, 2013. The decrease in amortization expense is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Depreciation expense was $172 thousand during the three-month period ended March 31, 2014 compared to depreciation expense of $207 thousand during the three-month period ended March 31, 2013.

Operating Income (Loss). Operating income was $1.3 million in the first quarter of 2014, compared to operating loss of $(706) thousand in the comparative 2013 quarterly period.

The 2014 first quarter improvement in operating income is primarily attributable to the first quarter 2014 service revenue growth, improvement in billable consultant utilization and the favorable margin contribution generated from certain software sales being reported on a net basis. These items were partially offset by the increase in billable consultant and SG&A salary-related expenses, as described above, which are directly attributable to our first quarter 2014 growth in service revenue.

Other Expense, Net. Other expense, net, totaled $46 thousand and $104 thousand during the three-month periods ended March 31, 2014 and 2013, respectively. These amounts primarily represent the Company’s periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $522 thousand during the three months ended March 31, 2014. We recorded a provision for income taxes of $79 thousand during the three months ended March 31, 2013. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 42.3% and 9.8% during the three-month periods ended March 31, 2014 and 2013, respectively.

Reported income tax expense during the comparative 2014 and 2013 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties. The reported estimated annual effective tax rate for the three-month period ended March 31, 2013 is lower than an anticipated statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards. The Company reversed substantially all of the deferred tax asset valuation allowance during the fourth quarter of 2013.

We have deferred tax assets that have arisen primarily as a result of timing differences, net operating loss carryforwards and tax credits. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. We assess, on a routine periodic basis, the estimated future realizability of the gross carrying value of our deferred tax assets on a more likely than not basis. Our periodic assessments take into consideration both positive evidence (future profitability projections for example) and negative evidence (accumulated deficit) as it relates to evaluating the future recoverability of our deferred tax assets.

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

Net Income (Loss). We generated net income of $711 thousand during the three-month period ended March 31, 2014, compared to net loss of $(889) thousand during the three-month period ended March 31, 2013. The increase in periodic net income is attributable to the first quarter 2014 service revenue growth, improvement in billable consultant utilization and the favorable margin contribution generated from certain software sales being reported on a net basis. These items were partially offset by the increase in billable consultant and SG&A salary-related expenses, as described above, which are directly attributable to our first quarter 2014 growth in service revenue.

Liquidity and Capit al Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Cash flows used in:
Operating activities	$(2,680)	$(2,200)
Investing activities	(62)	(397)
Financing activities	200	(518)
Effects of exchange rates on cash	(2)	(9)

Total cash used in the period	$(2,544)	$(3,124)

Working capital, which is defined as current assets less current liabilities, increased to $27.3 million as of March 31, 2014, as compared to $25.6 million as of December 31, 2013. As of March 31, 2014, we had cash and cash equivalents of $17.8 million, a $2.5 million decrease from the December 31, 2013 balance of $20.3 million. The primary driver of the decrease in cash during first quarter of 2014 is the payment of bonuses and commissions related to fiscal 2013 performance-based bonus programs.

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

Net cash used in operating activities was $(2.7) million for the three-month period ended March 31, 2014, as compared to net cash used in operating activities of $(2.2) million for the three-month period ended March 31, 2013. The primary components of operating cash flows during the first three months of 2014 were the payment of bonus and commissions under our 2013 performance-based bonus programs, the increase in accounts receivable and, to a lesser extent, the increase in prepaid expenses and other current assets (primarily driven by the timing of insurance-related annual premium payments). These changes were partially offset by the non-cash charges of $1.0 million (primarily changes in deferred income taxes, depreciation, amortization and stock-based compensation expense). The primary components of operating cash flows during the first quarter of 2013 were the decrease of accrued bonus and commission-related expenses of $2.3 million and the decrease in deferred revenue of $287 thousand, which were partially offset by non-cash charges of $878 thousand (consisting of amortization and depreciation, stock-based compensation and change in deferred income taxes).

Net cash used in investing activities was $(62) thousand during the three-month period ended March 31, 2014, compared to net cash used in investing activities of $(397) thousand in the three-month period ended March 31, 2013. Cash used in investing activities in the three-month period ended March 31, 2014 consisted of purchases of property and equipment. Cash used in investing activities in the three-month period ended March 31, 2013 included the Company’s acquisition of a Microsoft Dynamics-based trade promotions management software assets, purchases of property and equipment and capitalized software development costs (related to internal software development initiatives).

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $200 thousand in the three-month period ended March 31, 2014, compared to net cash used in financing activities of $(518) thousand in the three-month period ended March 31, 2013. The 2014 cash flow provided by financing activities is solely attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises. The 2013 net cash used by financing activities was driven by the repurchase of common stock in the amount of $661 thousand which was offset by $143 thousand received from our employees related to our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of March 31, 2014.

Acquisitions, Earnout Payments and Commitments

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of March 31, 2014, there were no ongoing earnouts.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2013 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our financial position, results of operations or cash flows.

On September 13, 2013, the U.S. Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. The adoption of these regulations did not have a material impact on our financial position, results of operations or cash flows.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the period ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 10, 2014 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” in our 2013 Annual Report on Form 10-K as filed with the SEC on March 10, 2014.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2014 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies” in our 2013 Annual Report on Form 10-K; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; (13) changes in our utilization levels; and/or (14) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Part I—Item IA “Risk Factors” in our 2013 Annual Report on Form 10-K filed with the SEC on March 10, 2014. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2014 or 2013. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2014 and 2013.

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

ITEM 1A. RISK FACTORS

As discussed in “Part I—Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and herein under “Special Note Regarding Forward-Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions in our business. We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions.

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

The following table provides information with respect to purchases of our common stock during the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	—	$—	—	$10,032,351
February 1 – 28, 2014	—	$—	—	$10,032,351
March 1 – 31, 2014	—	$—	—	$10,032,351

Total	—	$—	—	$10,032,351

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	— Filed herewith.
**	— Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 2, 2014	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2014	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)