Form 10-Q
period 2014-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2014-08-01
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 28, 2014 was 11,365,202.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,702	$20,321
Accounts receivable, net of allowance of $150	23,922	19,842
Deferred tax assets, net	1,172	1,175
Prepaid expenses and other current assets	1,644	936

Total current assets	48,440	42,274

Property and equipment, net	1,235	1,437
Intangible assets, net	699	956
Goodwill	12,049	12,049
Deferred tax assets, net	27,523	29,097
Other assets	244	254

Total assets	$90,190	$86,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$357	$680
Accrued liabilities	14,656	14,326
Deferred revenue	1,796	1,715

Total current liabilities	16,809	16,721
Other liabilities	702	760

Total liabilities	17,511	17,481

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2014 and December 31, 2013, 11,339 and 11,049 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	297	297
Paid-in capital	211,169	211,852
Treasury stock, at cost, 18,397 and 18,687 shares at June 30, 2014 and December 31, 2013, respectively	(120,864)	(123,186)
Accumulated other comprehensive loss	(133)	(154)
Retained deficit	(17,790)	(20,223)

Total stockholders’ equity	72,679	68,586

Total liabilities and stockholders’ equity	$90,190	$86,067

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$24,513	$21,599	$47,996	$41,295
Software revenue	2,502	4,331	4,555	6,308
Reimbursable expenses	2,207	1,970	4,285	3,773

Total revenue	29,222	27,900	56,836	51,376

Cost of revenue:
Project and personnel costs	14,580	13,456	28,937	26,766
Software costs	1,549	2,433	2,621	3,656
Reimbursable expenses	2,207	1,970	4,285	3,773

Total cost of revenue	18,336	17,859	35,843	34,195

Gross profit	10,886	10,041	20,993	17,181

Operating expenses:
Selling, general and administrative	7,497	8,110	16,078	15,641
Depreciation and amortization	228	308	475	623

Total operating expenses	7,725	8,418	16,553	16,264

Operating income	3,161	1,623	4,440	917

Other (income) expense, net	(45)	69	1	173

Income before income taxes	3,206	1,554	4,439	744
Tax provision	1,485	140	2,007	219

Net income	$1,721	$1,414	$2,432	$525

Comprehensive income:
Currency translation adjustments	47	(23)	21	(22)

Total comprehensive income	$1,768	$1,391	$2,453	$503

Net income per share:
Basic net income per share of common stock	$0.15	$0.13	$0.22	$0.05

Diluted net income per share of common stock	$0.13	$0.12	$0.19	$0.05

Shares used in computing basic net income per share of common stock	11,108	10,791	11,038	10,834

Shares used in computing diluted net income per share of common stock	13,144	11,428	12,896	11,447

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,432	$525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	582	804
Share-based compensation expense	811	838
Deferred income taxes	1,577	17
Lease abandonment	(400)	—
Excess tax benefit from stock options	138	—
Changes in operating accounts:
Accounts receivable	(4,053)	(5,581)
Prepaid expenses and other current assets	(699)	(188)
Accounts payable	(323)	1,745
Accrued liabilities and other liabilities	673	(1,770)
Deferred revenue	81	59

Net cash provided by (used in) operating activities	819	(3,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	—	(200)
Capitalization of product development costs	—	(152)
Purchases of property and equipment	(125)	(179)

Net cash used in investing activities	(125)	(531)

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(1,513)
Excess tax benefit from stock options	(138)	—
Proceeds from employee stock plans and stock option exercises	827	416

Net cash provided by (used in) financing activities	689	(1,097)

Effects of exchange rates on cash	(2)	(5)

Net increase (decrease) in cash and cash equivalents	1,381	(5,184)
CASH AND CASH EQUIVALENTS, beginning of period	20,321	16,651

CASH AND CASH EQUIVALENTS, end of period	$21,702	$11,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$351	$66

Issuance of restricted stock awards	$678	$1,051

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company”, “we”, or “our”) is a strategic consulting firm that brings a synergistic blend of classic consulting and product-based consulting services to its customer base. Headquartered in Wakefield, Massachusetts, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to reduce costs, improve process and increase revenue through the judicious use of technology.

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three- or six-month periods ended June 30, 2014 or 2013.

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

A significant amount of our 2013 software revenue is associated with the recognition of PI2 license revenue. In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract included $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. The Company recognized $934 thousand and $1.4 million in PI2 license revenue in the three- and six-month periods ended June 30, 2013, respectively. No PI2-related revenue was recognized in the three- or six-months ended June 30, 2014.

4.	SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $424 thousand and $811 thousand for the three- and six-month periods ended June 30, 2014, respectively. Share-based compensation expense under all of the Company’s share-based plans was $346 thousand and $838 thousand for the three- and six-month periods ended June 30, 2013, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $627 thousand and $827 thousand during the three- and six-month periods ended June 30, 2014, respectively. Cash received from ESPP and stock option exercises was $273 thousand and $416 thousand during the three- and six-month periods ended June 30, 2013, respectively.

As of June 30, 2014, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.2 million and is expected to be recognized over a weighted-average period of 1.4 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES:

The Company recorded a tax provision of $1.5 million and $2.0 million for the three- and six-month periods ended June 30, 2014. The reported tax expense for the three- and six month periods ended June 30, 2014 is based upon an estimated annual effective tax rate of 46.3% and 45.2%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and other descrete items. The Company recorded a tax provision of $140 thousand and $219 thousand for the three- and six-month periods ended June 30, 2013. The reported tax expense for the three- and six month periods ended June 30, 2013 is based upon an estimated annual effective tax rate of 9.0% and 29.4%, respectively.

The reported estimated annual effective tax rate for the three- and six-month periods ended June 30, 2013 is lower than the statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three- and six-month periods ended June 30, 2014, we recognized, as a part of income tax expense, $20 thousand and $40 thousand, respectively, in interest and penalties related to our unrecognized tax benefits. During the three- and six-month periods ended June 30, 2013, we recognized, as a part of income tax expense, $22 thousand and $43 thousand, respectively, in interest and penalties related to our unrecognized tax benefits.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2014, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, was $108 thousand. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending June 30, 2015. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

As of June 30, 2014 and December 31, 2013, our only financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
			Significant
		Quoted Prices	Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Balance at June 30, 2014:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Balance at December 31, 2013:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the three-month period ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three- or six-month periods ended June 30, 2014 or 2013. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $76 thousand and $151 thousand during the three- and six-month periods ended June 30, 2014, respectively. Amortization expense was $101 thousand and $209 thousand during the three- and six-month periods ended June 30, 2013, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire at various times through 2016.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue - software cost) of $54 thousand and $107 thousand during the three- and six-month periods ended June 30, 2014, respectively. The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue - software cost) of $116 thousand and $181 thousand during the three- and six-month periods ended June 30, 2013, respectively.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization
Expense
(In Thousands)

2014	$514
2015	$266
2016	$176
2017	$—
2018	$—

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Accrued bonuses	$2,737	$3,126
Accrued vacation	2,635	1,983
Accrued payroll related liabilities	1,569	1,682
Accrued commissions	1,909	2,765
Accrued software expense	1,315	1,093
Income tax related accruals	896	588
Deferred rent	477	513
Short-term portion of lease abandonment accrual	609	475
Accrued sales and use tax	281	275
Other accrued expenses	2,228	1,826

Total	$14,656	$14,326

Other long-term liabilities as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Long-term portion of lease abandonment accrual	$702	$760

Total	$702	$760

9.	NET INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$1,721	$1,414	$2,432	$525

Weighted average common shares outstanding	11,108	10,791	11,038	10,834

Basic net income per share of common stock	$0.15	$0.13	$0.22	$0.05

Diluted net income per share:
Net income applicable to common shares	$1,721	$1,414	$2,432	$525

Weighted average common shares outstanding	11,108	10,791	11,038	10,834
Dilutive effects of stock options	2,036	637	1,858	612

Weighted average common shares, assuming dilutive effect of stock options	13,144	11,428	12,896	11,447

Diluted net income per share of common stock	$0.13	$0.12	$0.19	$0.05

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	NET INCOME PER SHARE: (Continued)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 27 thousand and 47 thousand in the three- and six-month periods ended June 30, 2014, respectively. The diluted computation would have increased by approximately 1.6 million and 1.7 million, respectively, in the three- and six-month periods ended June 30, 2013. As of June 30, 2014 and 2013, there were approximately 4.1 million and 4.3 million share-based awards outstanding, respectively, under the Company’s equity plans.

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

The Company did not repurchase any shares of common stock during the three- or six-month periods ended June 30, 2014. The Company repurchased a total of 201 thousand and 365 thousand shares of common stock during the three- and six-month periods ended June 30, 2013 at an aggregate purchase price of $852 thousand and $1.5 million, respectively.

11.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was in compliance with all covenants as of March 31, 2014. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of June 30, 2014.

12.	LEASE ABANDONMENT:

In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a non-cash operating charge of $2.2 million in the fourth quarter of 2011 and recorded a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long-term liabilities within the consolidated balance sheets). The lease abandonment charge was calculated based on the net of future contractually obligated lease payments and an estimate of potential sub-lease income (which took into account current market rates and occupancy levels). This analysis is reviewed and updated each reporting period. During the second quarter of 2014 the Company determined that an elimination of the estimated sub-lease income was warranted and, as a result, the Company has recorded a non-cash operating expense charge of $400 thousand which has been recorded within selling, general and administrative expenses in the condensed statement of comprehensive income for the periods ended June 30, 2014. The lease abandonment accrual totaled $1.3 million and $1.2 million as of June 30, 2014 and December 31, 2013, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	FULLSCOPE EMBEZZLEMENT:

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

Since 2010 we have incurred certain embezzlement-related expenses associated with non-routine professional services and sales and use tax obligations.

The Company incurred the majority of its embezzlement-related expenses during fiscal 2010 in connection with its identification and investigation of the embezzlement activity. Embezzlement-related expenses incurred in the three- and six-month periods ended June 30, 2014 were not material.

During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company received approximately $1.9 million in cash to satisfy the Company’s escrow claims. The settlement and collection of the escrow has been recorded within selling, general and administrative expense within the condensed consolidated statement of comprehensive income. As of June 30, 2014, the escrow account has a remaining balance of $250 thousand. This balance will remain in the escrow account for a period of twelve months and will be utilized to cover any potential future sales and use tax exposure that may arise from subsequent state inquiry or audit. If no exposure is identified, then the remaining balance will be remitted to the former Fullscope stockholders. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

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

The following are Edgewater’s service categories with sample services:

Classic consulting services

•	CFO advisory services

•	Business improvement roadmaps

•	Organizational change management

•	Program/project management

•	Business process rejuvenation and integrated social media best practices

•	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Technical architecture and roadmaps

•	CIO advisory services

•	Strategic technology selections

•	Technical evaluation and design

•	Custom component design and implementation

•	Customer intelligence solutions using web/mobile analytics combined with social intelligence

•	Cloud architecture, integration and phasing solutions

•	On-going support services

•	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

Product-based consulting services

•	Business transformation through the use of packaged software solutions

•	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance both on premise and in the cloud

•	Enterprise resource planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, Pharmaceuticals and Food and Beverage

•	Customer relationship management with Microsoft Dynamics CRM

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and specialized custom solutions

•	Business intelligence analytics

•	Design, development and introduction of IP that helps “verticalize” channel product stacks

•	Support and training services

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 91.9% and 92.7% of service revenue for the three- and six-month periods ended June 30, 2014, respectively. Time and materials-based contracts represented 92.6% and 92.3% of service revenue for the three- and six-month periods ended June 30, 2013, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 3.4% and 3.0% of service revenue for the three- and six-month periods ended June 30, 2014, respectively. Fixed-price contracts represented 4.4% and 4.6% of service revenue for the three- and six-month periods ended June 30, 2013, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 4.7% and 4.3% of service revenue during the three- and six-month periods ended June 30, 2014, respectively. Retainer-based contracts represented 3.0% and 3.1% of service revenue during the three- and six- month periods ended June 30, 2013, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company received approximately $1.9 million in cash to satisfy the Company’s escrow claims. As of June 30, 2014, the escrow account has a remaining balance of $250 thousand. This balance will remain in the escrow account for a period of twelve months and will be utilized to cover any potential future sales and use tax exposure that may arise from subsequent state inquiry or audit. If no exposure is identified, then the remaining balance will be remitted to the former Fullscope stockholders. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

Lease Abandonment. In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a non-cash operating charge of $2.2 million in the fourth quarter of 2011 and established a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long-term liabilities within the consolidated balance sheets). The lease abandonment charge was calculated based on the net of future contractually obligated lease payments and an estimate of potential sub-lease income (which took into account current market rates and occupancy levels). This analysis is reviewed and updated each reporting period. During the second quarter of 2014 the Company determined that a change in the estimated sub-lease income was warranted and, as a result, the Company has recorded a non-cash operating expense charge of $400 thousand, directly associated with our initial sub-lease assumptions, which has been recorded within selling, general and administrative expenses in the condensed statement of comprehensive income for the periods ended June 30, 2014. The lease abandonment accrual totaled $1.3 million and $1.2 million as of June 30, 2014 and December 31, 2013, respectively.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2014, Compared to Results for the Three and Six Months Ended June 30, 2013,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Six Months Ended June 30, 2014, Compared to Results for the Three and Six Months Ended June 30, 2013

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Service revenue	83.8%	77.4%	84.5%	80.4%
Software revenue	8.6%	15.5%	8.0%	12.3%
Reimbursable expenses	7.6%	7.1%	7.5%	7.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	49.9%	48.2%	50.9%	52.1%
Software costs	5.2%	8.7%	4.7%	7.2%
Reimbursable expenses	7.6%	7.1%	7.5%	7.3%

Total cost of revenue	62.7%	64.0%	63.1%	66.6%

Gross profit	37.3%	36.0%	36.9%	33.4%

Operating expenses:
Selling, general and administrative	25.7%	29.1%	28.3%	30.4%
Depreciation and amortization	0.8%	1.1%	0.8%	1.2%

Total operating expenses	26.5%	30.2%	29.1%	31.6%

Operating income	10.8%	5.8%	7.8%	1.8%

Other (income) expense, net	(0.2)%	0.2%	—%	0.4%

Income before income taxes	11.0%	5.6%	7.8%	1.4%
Income tax provision	5.1%	0.5%	3.5%	0.4%

Net income	5.9%	5.1%	4.3%	1.0%

Revenue. Total revenue increased by $1.3 million, or 4.7%, to $29.2 million during the three-month period ended June 30, 2014, compared to total revenue of $27.9 million in the three-month period ended June 30, 2013. Total revenue increased by $5.5 million, or 10.6%, to $56.8 million during the six-month period ended June 30, 2014, compared to total revenue of $51.4 million in the six-month period ended June 30, 2013. With respect to the comparative changes in year-over-year total revenue, service revenue during the second quarter of 2014 increased by $2.9 million, or 13.5%, to $24.5 million compared to $21.6 million during the comparative 2013 quarterly period, while service revenue during the six-month period ended June 30, 2014 increased by $6.7 million, or 16.2%, to $48.0 million, compared to service revenue of $41.3 million during the six-month period ended June 30, 2013. Software revenue represented $2.5 million, or 8.6% of total revenues, during the three-month period ended June 30, 2014, compared to $4.3 million, or 15.5% during the second quarter of 2013 and was $4.6 million, or 8.0% of total revenues, during the six-month period ended June 30, 2014, compared to $6.3 million, or 12.3% during the first six months of 2013.

On a year-over-year basis, the increase in quarterly and year-to-date service revenue is reflective of the comparative increase in billable consultant utilization, combined with an increase in billable consultant headcount. Billable consultant utilization was 77.6% and 77.8% during the three and six months ended June 30, 2014, respectively, compared to 75.0% and 72.5% during the three- and six-month periods of 2013, respectively. Billable headcount, excluding contractors, increased by 25, to 328 as of June 30, 2014, compared to 303 as of June 30, 2013.

The rise in utilization was driven by the improved pipeline activity and project signings in the fourth quarter of 2013 and early portions of the first quarter of 2014, which positioned the Company for a strong 2014. On a sequential quarterly basis, service revenue in the second quarter of 2014 increased by $1.0 million, or 4.4%, compared to the first quarter of 2014. The sequential quarterly increase in service revenue is the combined result of two additional billing days in the second quarter of 2014 and the continued strength in billable consultant utilization, while increasing billable headcount, excluding contractors, by 11. The Company continues to develop strong pipeline activity across each of its service offerings.

The existence of intellectual property (IP) design and build capabilities in our strategic offerings mix has had a positive impact on our lead generation and overall sales activity. We plan to continue to build out intellectual property in the healthcare, insurance and manufacturing verticals, as well as in our EPM service offering, in future periods.

As described above, utilization, which is a measure of our ablity to generate revenue from our consultants, increased to 77.6% during the second quarter of 2014, compared to 75.0% during the second quarter of 2013. Billable headcount, excluding contractors, increased by 25 during the second quarter of 2014, compared to the second quarter of 2013. The Company proactively manages its reliance on external resources, while maintaining appropriate levels of staff to service existing customer demand and effectively respond to proposal activity. Second quarter 2014 utilization, on a sequential quarterly basis, remained consistent at 77.6% compared to 78.0% during the first quarter of 2014 (while increasing billable headcount, excluding contractors, by 11).

Annualized service revenue per billable consultant, as adjusted for utilization, was $360 thousand and $355 thousand during the three-month periods ended June 30, 2014 and 2013, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $361 thousand and $350 thousand during the six-month periods ended June 30, 2014 and 2013, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three- and six-month periods ended June 30, 2014, software revenue totaled $2.5 million and $4.6 million, or 8.6% and 8.0% of total revenue, respectively, compared to software revenue of $4.3 million and $6.3 million, or 15.5% and 12.3%, respectively, in the three- and six-month periods ended June 30, 2013. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on an annual period to period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract included $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. The Company recognized $934 thousand and $1.4 million in PI2 license revenue in the three- and six-month periods ended June 30, 2013, respectively. The PI2 Solution arrangement was completed during the fourth quarter of 2013 and therefore no future revenue will be generated from the PI2 Solution.

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

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased to $2.2 million compared to $2.0 million for the three-month periods ended June 30, 2014 and 2013, respectively. Reimbursed expense revenue increased $512 thousand, to $4.3 million for the six-month period ended June 30, 2014, as compared to $3.8 million in the comparative 2013 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the six-month period ended June 30, 2014 totaled 326, as compared to 314 customers during the six-month period ended June 30, 2013. During the first six months of 2014, we secured first-time engagements with a total of 49 new customers, compared to 46 new customer engagements during the first six months of 2013.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $477 thousand, or 2.7%, to $18.3 million for the three-month period ended June 30, 2014, compared to $17.9 million in the comparative 2013 quarterly period. Cost of revenue increased by $1.6 million, or 4.8%, to $35.8 million during the year-to-date period ended June 30, 2014 compared to $34.2 million in the comparative 2013 year-to-date period.

The primary drivers of the 2014 year-over-year quarterly and year-to-date increase in total cost of revenue, on an absolute dollar basis, were related to an increase in salary- and fringe-related expenses (primarily associated with the increase in billable consultant headcount) and an increase in expense associated with billable consultant revenue share programs (which is directly attributable to the growth in service revenue). The Company maintained 328 billable consultants (excluding contractors) as of the quarter ended June 30, 2014, compared to 303 billable consultants (excluding contractors) at the end of the second quarter of 2013.

Project and personnel costs represented 49.9% and 50.9% of total revenue during the three- and six-month periods ended June 30, 2014 as compared to 48.2% and 52.1% of total revenue during the three- and six-month periods ended June 30, 2013.

The increase in project and personnel costs for the three-month period ended June 30, 2014, as a percentage of total revenue, is the result of the increased salary and related expenses associated with the increase in billable consultant headcount. The decrease in project and personnel costs during the six-month period ended June 30, 2014, as a percentage of total revenue, was driven primarily by the growth in service revenue resulting from the increased billable consultant utilization, partially offset by the compensation-related costs (salaries and fringe-related expenses) associated with the increases in billable consultant headcount and billable consultant revenue share programs.

Software costs amounted to $1.5 million and $2.6 million during the three- and six-month periods ended June 30, 2014. Software costs amounted to $2.4 million and $3.7 during the three- and six-month periods ended June 30, 2013. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $2.2 million and $4.3 million for the three- and six-month periods ended June 30, 2014, compared to $2.0 million and $3.8 million in the comparative quarterly periods of 2013.

Gross Profit. During the three-month period ended June 30, 2014, total gross profit increased $845 thousand, or 8.4%, to $10.9 million compared to gross profit of $10.0 million in the three-month period ended June 30, 2013. During the six-month period ended June 30, 2014, total gross profit increased $3.8 million, or 22.2%, to $21.0 million compared to total gross profit of $17.2 million in the six-month period ended June 30, 2013. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, increased to 37.3% in the second quarter of 2014, compared to 36.0% in the second quarter of 2013. Total gross margin increased to 36.9% in the six-month period ended June 30, 2014, compared to 33.4% in the comparative 2013 year-to-date period. The year-over-year quarterly and year-to-date improvements in total gross margin are the result of the periodic growth in service revenue and the associated improvement in billable consultant utilization, which was partially offset by the increased salary-related expenses (resulting from headcount growth) and the increase in billable consultant revenue share (directly related to service revenue growth).

Service revenue gross margins were 40.5% in the second quarter of 2014, compared to 37.7% in the second quarter of 2013. Service revenue gross margins were 39.7% in the six-month period ended June 30, 2014, compared to 35.2% in the comparative 2013 year-to-date period. The increase in service gross margin for the three- and six-month periods ended June 30, 2014 are directly related to service revenue growth and the improvement in billable consultant utilization, as described above.

We anticipate that software revenue will continue to be a significant part of our revenue in future periods. Our software revenue has historically influenced, and we anticipate that it will continue to influence in the future, our quarterly gross margins. We believe, in connection with changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements as described in “Revenue” above, that anticipated changes in the terms of the resale arrangements will, in certain situations, extend the timing of the recognition period of the gross margin on software sales (from, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread over a three-year period) and result in a reduction in the amount of the software gross margin to be recognized by the Company.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 25.7% and 28.3% during the three- and six-month periods ended June 30, 2014, respectively, compared to 29.1% and 30.4% in the three- and six-month periods of 2013, respectively. On an absolute dollar-basis, SG&A expenses decreased by $(613) thousand, or (7.6)%, and increased by $437 thousand, or 2.8%, to $7.5 million and $16.1 million in the three- and six-month periods ended June 30, 2013, respectively, compared to SG&A expenses of $8.1 million and $15.6 million in the three- and six-month period ended June 30, 2013, respectively.

From a comparability perspective, the periodic decrease in SG&A expense during the three- and six-month periods ended June 30, 2014 is influenced by two significant events. During the second quarter of 2014, in connection with the quarterly assessment of our lease abandonment charge assumptions (associated with the 2011 abandonment of certain excess corporate facilities), the Company determined that an elimination of the estimated sub-lease income was warranted and, as a result, the Company has recorded a non-cash operating expense of $400 thousand.

During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). Approximately $1.5 million of the settlement proceeds have been recorded as a “loss recovery” gain and are included, as a reduction in operating expenses, within the selling, general and administrative expenses on our condensed consolidated statement of comprehensive income. As of June 30, 2014, the escrow account has a remaining balance of $250 thousand. This balance will remain in the escrow accounts for a period of 12 months and will be utilized to cover any potential future sales and use tax exposure that may arise from subsequent state inquiry or audit.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(80) thousand, or (26.0)%, to $228 thousand in the quarter ended June 30, 2014 as compared to $308 thousand in the quarter ended June 30, 2013. Similarly, depreciation and amortization expense decreased $(148) thousand, or (23.8)%, to $475 thousand in the six-month period ended June 30, 2014 compared to $623 thousand in the comparative 2013 year-to-date period.

Amortization expense was $76 thousand and $151 thousand during the three- and six-month periods ended June 30, 2014 compared to amortization expense of $101 thousand and $209 thousand in the three- and six-month periods ended June 30, 2013. The decrease in amortization expense during the first quarter of 2014 is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Depreciation expense of $152 thousand and $324 thousand recorded in the three- and six-month periods ended June 30, 2014, respectively, were consistent with depreciation expense recognized during the comparative 2013 quarterly and year-to-date periods.

Operating Income. Operating income was $3.2 million in the second quarter of 2014, compared to operating income of $1.6 million in the comparative 2013 quarterly period. Similarly, operating income for the six-month period ended June 30, 2014 was $4.4 million, compared to operating income of $917 thousand in the comparative 2013 year-to-date period.

The 2014 second quarter and year-to-date improvements in operating income are primarily attributable to the periodic increases in service revenue and associated improvements in billable consultant utilization and the recovery of $1.5 million in previously recorded Fullscope embezzlement-related expenses, which were partially offset by the increase in billable consultant salary-related expenses (including revenue share) and the non-cash lease abandonment charge in connection with the change in future sublease assumptions, as described above.

Other (Income) Expense, Net. Other (income) expense, net, totaled $(45) thousand and $1 thousand during the three- and six-month periods ended June 30, 2014 while other expense, net, totaled $69 thousand and $173 thousand during the comparative 2013 periods. These amounts primarily represent the Company’s periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $1.5 million and $2.0 million during the three- and six-month periods ended June 30, 2014. We recorded a provision for income taxes of $140 thousand and $219 thousand during the three- and six-month periods ended June 30, 2013. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 46.3% and 45.2% during the three- and six-month periods ended June 30, 2014. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 9.0% and 29.4% during the three- and six-month periods ended June 30, 2013.

The reported estimated annual effective tax rate for the three- and six-month periods ended June 30, 2013 is lower than the statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards.

Reported income tax expense during the comparative 2014 and 2013 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill, interest and penalties and other discrete items. The reported estimated annual effective tax rate for the three- and six-month periods ended June 30, 2013 is lower than an anticipated statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards. The Company reversed substantially all of the deferred tax asset valuation allowance during the fourth quarter of 2013.

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

Net Income. We generated net income of $1.7 million and $2.4 million during the three- and six-month periods ended June 30, 2014, compared to net income of $1.4 million and $525 thousand during the three- and six-month periods ended June 30, 2013. The increase in periodic net income is attributable to the service revenue growth and increase in billable consultant utilization rate combined with the settlement of the Fullscope acquisition-related escrow. The 2013 reversal of the deferred tax asset valuation allowance has resulted in an increase to our effective tax rates, as compared to the year ago periods. Additionally, the growth in service revenue was partially offset by the increase in billable consultant salary-related expenses and the non-cash charge associated with the change in lease abandonment assumptions, as described above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$819	$(3,551)
Investing activities	(125)	(531)
Financing activities	689	(1,097)
Effects of exchange rates on cash	(2)	(5)

Total cash provided by (used in) the period	$1,381	$(5,184)

Working capital, which is defined as current assets less current liabilities, increased to $31.6 million as of June 30, 2014, as compared to $25.6 million as of December 31, 2013. As of June 30, 2014, we had cash and cash equivalents of $21.7 million, a $1.4 million increase from the December 31, 2013 balance of $20.3 million. The primary drivers of the increase in cash during first half of 2014 are the increase in operating performance combined with the $1.9 million received by the Company in connection with the settlement of the outstanding Fullscope acquisition-related escrow claims.

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

Net cash provided by operating activities was $819 thousand for the six-month period ended June 30, 2014, as compared to net cash used in operating activities of $(3.6) million for the six-month period ended June 30, 2013. The primary components of operating cash flows during the first six months of 2014 were associated with improved operating performance and receipt of the $1.9 million settlement of the Fullscope acquisition-related escrow, partially offset by the payment of bonus and commissions under our 2013 performance-based bonus programs, and, to a lesser extent, the increase in prepaid expenses and other current assets (primarily driven by the timing of insurance-related annual premium payments). Additionally, cash from operations was influenced by non-cash charges of $2.7 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and changes in lease abandonment assumptions). The primary components of cash used in operations during the first half of 2013 were associated with an increase in accounts receivable of $(5.6) million. This increase was offset by non-cash charges of $1.7 million (consisting primarily of depreciation and amortization and share-based compensation), combined with net income of $525 thousand. The offsetting changes in accounts payable and accrued expenses are primarily the result of classification of payments due to third-party software vendors (in connection with our resale of Microsoft Dynamics AX products).

Net cash used in investing activities was $(125) thousand during the six-month period ended June 30, 2014, compared to net cash used in investing activities of $(531) thousand in the six-month period ended June 30, 2013. Cash used in investing activities in the six-month periods ended June 30, 2014 and 2013 consisted of purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $689 thousand in the six-month period ended June 30, 2014, compared to net cash used in financing activities of $(1.1) million in the six-month period ended June 30, 2013. The 2014 cash flow provided by financing activities is solely attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises. The 2013 net cash used by financing activities was driven by the repurchase of common stock in the amount of $1.5 million which was partially offset by $416 thousand received from our employees related to our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of June 30, 2014.

Acquisitions, Earnout Payments and Commitments

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of June 30, 2014, there were no ongoing earnouts.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2014 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies” in our 2013 Annual Report on Form 10-K; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; (13) changes in our utilization levels; and/or (14) failure to make a successful claim against the Fullscope acquisition-related escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Part I - Item IA “Risk Factors” in our 2013 Annual Report on Form 10-K filed with the SEC on March 10, 2014. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- or six-month periods ended June 30, 2014 or 2013. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-or six-month periods ended June 30, 2014 and 2013.

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

The following table provides information with respect to purchases of our common stock during the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2014	—	$—	—	$10,032,351
May 1 – 31, 2014	—	$—	—	$10,032,351
June 1 – 30, 2014	—	$—	—	$10,032,351

Total	—	$—	—	$10,032,351

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* -	Filed herewith.
** -	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 1, 2014	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2014	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)