Form 10-Q
period 2014-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2014-10-31
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 27, 2014 was 11,377,331.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,816	$20,321
Accounts receivable, net of allowance of $150	24,075	19,842
Deferred tax assets, net	1,148	1,175
Prepaid expenses and other current assets	1,449	936

Total current assets	52,488	42,274

Property and equipment, net	1,142	1,437
Intangible assets, net	570	956
Goodwill	12,049	12,049
Deferred tax assets, net	26,965	29,097
Other assets	212	254

Total assets	$93,426	$86,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148	$680
Accrued liabilities	17,366	14,326
Deferred revenue	1,672	1,715

Total current liabilities	19,186	16,721
Other liabilities	557	760

Total liabilities	19,743	17,481

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2014 and December 31, 2013, 11,353 and 11,049 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	297	297
Paid-in capital	210,944	211,852
Treasury stock, at cost, 18,383 and 18,687 shares at September 30, 2014 and December 31, 2013, respectively	(120,576)	(123,186)
Accumulated other comprehensive loss	(168)	(154)
Retained deficit	(16,814)	(20,223)

Total stockholders’ equity	73,683	68,586

Total liabilities and stockholders’ equity	$93,426	$86,067

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$25,144	$21,389	$73,140	$62,684
Software revenue	1,365	2,260	5,920	8,568
Reimbursable expenses	2,220	1,750	6,505	5,523

Total revenue	28,729	25,399	85,565	76,775

Cost of revenue:
Project and personnel costs	15,169	13,071	44,106	39,837
Software costs	924	921	3,545	4,577
Reimbursable expenses	2,220	1,750	6,505	5,523

Total cost of revenue	18,313	15,742	54,156	49,937

Gross profit	10,416	9,657	31,409	26,838

Operating expenses:
Selling, general and administrative	8,353	7,590	24,431	23,231
Depreciation and amortization	227	302	702	925

Total operating expenses	8,580	7,892	25,133	24,156

Operating income	1,836	1,765	6,276	2,682

Other expense (income), net	146	(81)	147	92

Income before income taxes	1,690	1,846	6,129	2,590
Tax provision	714	74	2,721	293

Net income	$976	$1,772	$3,408	$2,297

Comprehensive income:
Currency translation adjustments	(35)	(2)	(14)	(23)

Total comprehensive income	$941	$1,770	$3,394	$2,274

Net income per share:
Basic net income per share of common stock	$0.09	$0.17	$0.31	$0.21

Diluted net income per share of common stock	$0.08	$0.14	$0.26	$0.19

Shares used in computing basic net income per share of common stock	11,197	10,732	11,092	10,800

Shares used in computing diluted net income per share of common stock	12,972	12,233	12,973	11,785

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,408	$2,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	862	1,183
Share-based compensation expense	1,181	1,174
Deferred income taxes	2,159	25
Lease abandonment	(400)	—
Excess tax benefit from stock options	206	—
Changes in operating accounts:
Accounts receivable	(4,219)	(749)
Prepaid expenses and other current assets	(471)	262
Accounts payable	(532)	5
Accrued liabilities and other liabilities	3,237	(371)
Deferred revenue	(43)	(1,507)

Net cash provided by operating activities	5,388	2,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	—	(200)
Capitalization of product development costs	—	(289)
Purchases of property and equipment	(183)	(280)

Net cash used in investing activities	(183)	(769)

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(962)	(1,513)
Excess tax benefit from stock options	(206)	—
Proceeds from employee stock plans and stock option exercises	1,483	793

Net cash provided by (used in) financing activities	315	(720)

Effects of exchange rates on cash	(25)	6

Net increase in cash and cash equivalents	5,495	836
CASH AND CASH EQUIVALENTS, beginning of period	20,321	16,651

CASH AND CASH EQUIVALENTS, end of period	$25,816	$17,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$539	$184

Issuance of restricted stock awards	$678	$1,051

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three- or nine-month periods ended September 30, 2014 or 2013.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain Microsoft Dynamics AX software resale arrangements (primarily related to the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

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

A significant amount of our 2013 software revenue is associated with the recognition of PI2 license revenue. In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract included $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. The Company recognized $614 thousand and $2.0 million in PI2 license revenue in the three- and nine-month periods ended September 30, 2013, respectively. No PI2-related revenue was recognized in the three or nine months ended September 30, 2014.

4.	SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $369 thousand and $1.2 million for the three- and nine-month periods ended September 30, 2014, respectively. Share-based compensation expense under all of the Company’s share-based plans was $336 thousand and $1.2 million for the three- and nine-month periods ended September 30, 2013, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $656 thousand and $1.5 million during the three- and nine-month periods ended September 30, 2014, respectively. Cash received from ESPP and stock option exercises was $377 thousand and $793 thousand during the three- and nine-month periods ended September 30, 2013, respectively.

As of September 30, 2014, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.9 million and is expected to be recognized over a weighted-average period of 1.3 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES:

The Company recorded a tax provision of $714 thousand and $2.7 million for the three- and nine-month periods ended September 30, 2014, respectively. The reported tax expense for the three- and nine-month periods ended September 30, 2014 is based upon an estimated annual effective tax rate of 42.2% and 44.4%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and other discrete items. The Company recorded a tax provision of $74 thousand and $293 thousand for the three- and nine-month periods ended September 30, 2013, respectively. The reported tax expense for the three- and nine-month periods ended September 30, 2013 is based upon an estimated annual effective tax rate of 4.0% and 11.3%, respectively.

The reported estimated annual effective tax rate for the three- and nine-month periods ended September 30, 2013 is lower than the statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. During the year ended December 31, 2013, we emerged from a cumulative three year pre-tax loss position, which removed this important piece of negative evidence from our evaluation. As a result, we concluded the asset was realizable and we reversed $36.2 million of the previously established deferred tax asset valuation allowance.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three- and nine-month periods ended September 30, 2014, we recognized, as a part of income tax expense, $20 thousand and $60 thousand, respectively, in interest and penalties related to our unrecognized tax benefits. During the three- and nine-month periods ended September 30, 2013, we reduced income tax expense by $(88) thousand and $(45) thousand, respectively, from the reversal of previously recorded unrecognized state income tax-related tax benefits (and associated penalties and interest) as a result of the expiration of certain statutes of limitations.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2014, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, was $108 thousand. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2015. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

Classification of financial assets and liabilities within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE MEASUREMENT: (Continued)

As of September 30, 2014 and December 31, 2013, our only financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at September 30, 2014:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Balance at December 31, 2013:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the three-month period ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	GOODWILL AND INTANGIBLE ASSETS:

There has been no change in the Company’s recorded goodwill balance during the three- or nine-month periods ended September 30, 2014 or 2013. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $75 thousand and $226 thousand during the three- and nine-month periods ended September 30, 2014, respectively. Amortization expense was $101 thousand and $310 thousand during the three- and nine-month periods ended September 30, 2013, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire at various times through 2016.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue - software cost) of $53 thousand and $160 thousand during the three- and nine-month periods ended September 30, 2014, respectively. The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue - software cost) of $77 thousand and $258 thousand during the three- and nine-month periods ended September 30, 2013, respectively.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)

2014	$514
2015	$266
2016	$176
2017	$—
2018	$—

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Accrued bonuses	$3,590	$3,126
Accrued vacation	2,481	1,983
Accrued payroll related liabilities	2,534	1,682
Accrued commissions	2,884	2,765
Accrued software expense	685	1,093
Income tax related accruals	1,057	588
Deferred rent	458	513
Short-term portion of lease abandonment accrual	609	475
Accrued sales and use tax	290	275
Other accrued expenses	2,778	1,826

Total	$17,366	$14,326

Other long-term liabilities as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Long-term portion of lease abandonment accrual	$557	$760

Total	$557	$760

9.	NET INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$976	$1,772	$3,408	$2,297

Weighted average common shares outstanding	11,197	10,732	11,092	10,800

Basic net income per share of common stock	$0.09	$0.17	$0.31	$0.21

Diluted net income per share:
Net income applicable to common shares	$976	$1,772	$3,408	$2,297

Weighted average common shares outstanding	11,197	10,732	11,092	10,800
Dilutive effects of stock options and restricted stock	1,775	1,501	1,881	985

Weighted average common shares, assuming dilutive effect of stock options and restricted stock	12,972	12,233	12,973	11,785

Diluted net income per share of common stock	$0.08	$0.14	$0.26	$0.19

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	NET INCOME PER SHARE: (Continued)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 303 thousand and 314 thousand in the three- and nine-month periods ended September 30, 2014, respectively. The diluted computation would have increased by approximately 478 thousand and 1.0 million in the three- and nine-month periods ended September 30, 2013, respectively. As of September 30, 2014 and 2013, there were approximately 4.0 million and 4.3 million share-based awards outstanding, respectively, under the Company’s equity plans.

10.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 19, 2014 (the “Repurchase Period”). On September 18, 2014, we announced that the Board had approved an extension of the Repurchase Period to September 25, 2015.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company repurchased a total of 142 thousand shares of common stock during the three- and nine-month periods ended September 30, 2014 at an aggregate purchase price of $962 thousand. The Company made no common stock repurchases during the three-month period ended September 30, 2013. The Company repurchased a total of 365 thousand shares of common stock during the nine-month period ended September 30, 2013 at an aggregate purchase price of $1.5 million. As of September 30, 2014, there was $9.1 million of purchase authorization remaining under the Stock Purchase Program.

11.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was in compliance with all covenants as of September 30, 2014. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of September 30, 2014.

12.	LEASE ABANDONMENT:

In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a non-cash operating charge of $2.2 million in the fourth quarter of 2011 and recorded a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long-term liabilities within the condensed consolidated balance sheets). The lease abandonment charge was calculated based on the net of future contractually obligated lease payments and an estimate of potential sub-lease income (which took into account current market rates and occupancy levels). This analysis is reviewed and updated each reporting period. During the second quarter of 2014 the Company determined that an elimination of the

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	LEASE ABANDONMENT: (Continued)

estimated sub-lease income was warranted and, as a result, the Company recorded a non-cash operating expense charge of $400 thousand which was recorded within selling, general and administrative expenses in the condensed consolidated statement of comprehensive income for the nine-month period ended September 30, 2014. No changes were made to any lease abandonment assumptions during the three-month period ended September 30, 2014. The lease abandonment accrual totaled $1.2 million as of both September 30, 2014 and December 31, 2013.

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

The Company incurred the majority of its embezzlement-related expenses during fiscal 2010 in connection with its identification and investigation of the embezzlement activity. Embezzlement-related expenses incurred in the three- and nine-month periods ended September 30, 2014 were not material.

During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company received approximately $1.9 million in cash to satisfy the Company’s escrow claims. The settlement and collection of the escrow has been recorded within selling, general and administrative expense within the condensed consolidated statement of comprehensive income. As of September 30, 2014, the escrow account had a remaining balance of $250 thousand. This balance will remain in the escrow account until the second quarter of 2015 and will be utilized to cover any potential future sales and use tax exposure that may arise from subsequent state inquiry or audit. If no exposure is identified, then the remaining balance will be remitted to the former Fullscope stockholders. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

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

The following are Edgewater’s service categories with sample services:

Classic consulting services

•	CFO advisory services

•	Business improvement roadmaps

•	Organizational change management

•	Program/project management

•	Business process rejuvenation and integrated social media best practices

•	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Technical architecture and roadmaps

•	CIO advisory services

•	Strategic technology selections

•	Technical evaluation and design

•	Custom component design and implementation

•	Customer intelligence solutions using web/mobile analytics combined with social intelligence

•	Cloud architecture, integration and phasing solutions

•	On-going support services

•	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

Product-based consulting services

•	Business transformation through the use of packaged software solutions

•	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance both on premise and in the cloud

•	Enterprise resource planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, Pharmaceuticals and Food and Beverage

•	Customer relationship management with Microsoft Dynamics CRM both on premise and in the cloud

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and specialized custom solutions

•	Business intelligence analytics

•	Design, development and introduction of IP that helps “verticalize” channel product stacks

•	Support and training services

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 89.6% and 91.6% of service revenue for the three- and nine-month periods ended September 30, 2014, respectively. Time and materials-based contracts represented 89.9% and 91.4% of service revenue for the three- and nine-month periods ended September 30, 2013, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 6.3% and 4.2% of service revenue for the three- and nine-month periods ended September 30, 2014, respectively. Fixed-price contracts represented 7.4% and 5.6% of service revenue for the three- and nine-month periods ended September 30, 2013, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 4.1% and 4.2% of service revenue during the three- and nine-month periods ended September 30, 2014, respectively. Retainer-based contracts represented 2.7% and 3.0% of service revenue during the three- and nine-month periods ended September 30, 2013, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

We anticipate that software revenue will continue to represent a meaningful portion of our revenues. Our reported software revenue represents the resale of certain third-party off-the-shelf software and related maintenance (primarily relates to the resale of Microsoft Dynamics AX product) and has historically been recorded on a gross basis provided we act as principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue is recorded on a net basis.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain Microsoft Dynamics AX software resale arrangements (primarily the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

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

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry and that our overhead costs are balanced with our revenue levels. In addition, we monitor the progress of projects with customer senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our customer engagements are terminable by our customers without penalty, an unanticipated termination of a customer project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of consulting professionals to oversee existing customer engagements and to participate in sales activities to secure new customer assignments.

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

During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company received approximately $1.9 million in cash to satisfy the Company’s escrow claims. As of September 30, 2014, the escrow account had a remaining balance of $250 thousand. This balance will remain in the escrow account until the second quarter of 2015 and will be utilized to cover any potential future sales and use tax exposure that may arise from subsequent state inquiry or audit. If no exposure is identified, then the remaining balance will be remitted to the former Fullscope stockholders. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

Lease Abandonment. In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company incurred a non-cash operating charge of $2.2 million in the fourth quarter of 2011 and established a lease abandonment accrual (the short- and long-term portions of which are recorded within accrued expenses and other long-term liabilities within the consolidated balance sheets). The lease abandonment charge was calculated based on the net of future contractually obligated lease payments and an estimate of potential sub-lease income (which took into account current market rates and occupancy levels). This analysis is reviewed and updated each reporting period. During the second quarter of 2014 the Company determined that a change in the estimated sub-lease income was warranted and, as a result, the Company recorded a non-cash operating expense charge of $400 thousand, directly associated with our initial sub-lease assumptions, which has been recorded within selling, general and administrative expenses in the condensed statement of comprehensive income for the nine-month period ended September 30, 2014. No changes were made to any lease abandonment assumptions during the three-month period ended September 30, 2014. The lease abandonment accrual totaled $1.2 million as of both September 30, 2014 and December 31, 2013.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2014, Compared to Results for the Three and Nine Months Ended September 30, 2013,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Nine Months Ended September 30, 2014, Compared to Results for the Three and Nine Months Ended September 30, 2013

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Service revenue	87.5%	84.2%	85.5%	81.6%
Software revenue	4.8%	8.9%	6.9%	11.2%
Reimbursable expenses	7.7%	6.9%	7.6%	7.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	52.8%	51.5%	51.6%	51.9%
Software costs	3.2%	3.6%	4.1%	5.9%
Reimbursable expenses	7.7%	6.9%	7.6%	7.2%

Total cost of revenue	63.7%	62.0%	63.3%	65.0%

Gross profit	36.3%	38.0%	36.7%	35.0%

Operating expenses:
Selling, general and administrative	29.1%	29.9%	28.6%	30.3%
Depreciation and amortization	0.8%	1.2%	0.8%	1.2%

Total operating expenses	29.9%	31.1%	29.4%	31.5%

Operating income	6.4%	6.9%	7.3%	3.5%

Other expense (income), net	0.5%	(0.4)%	0.1%	0.1%

Income before income taxes	5.9%	7.3%	7.2%	3.4%
Income tax provision	2.5%	0.3%	3.2%	0.4%

Net income	3.4%	7.0%	4.0%	3.0%

Revenue. Total revenue increased by $3.3 million, or 13.1%, to $28.7 million during the three-month period ended September 30, 2014, compared to total revenue of $25.4 million in the three-month period ended September 30, 2013. Total revenue increased by $8.8 million, or 11.4%, to $85.6 million during the nine-month period ended September 30, 2014, compared to total revenue of $76.8 million in the nine-month period ended September 30, 2013. With respect to the comparative changes in year-over-year total revenue, service revenue during the third quarter of 2014 increased by $3.8 million, or 17.6%, to $25.1 million compared to $21.4 million during the comparative 2013 quarterly period, while service revenue during the nine-month period ended September 30, 2014 increased by $10.5 million, or 16.7%, to $73.1 million, compared to service revenue of $62.7 million during the nine-month period ended September 30, 2013. Software revenue represented $1.4 million, or 4.8% of total revenue, during the three-month period ended September 30, 2014, compared to $2.3 million, or 8.9% of total revenue, during the third quarter of 2013 and was $5.9 million, or 6.9% of total revenue, during the nine-month period ended September 30, 2014, compared to $8.6 million, or 11.2% of total revenue, during the first nine months of 2013.

On a year-over-year basis, the increase in quarterly and year-to-date service revenue is reflective of the comparative increase in billable consultant utilization, combined with an increase in billable consultant headcount. Billable consultant utilization was 77.3% and 77.6% during the three and nine months ended September 30, 2014, respectively, compared to 71.1% and 72.0% during the three- and nine-month periods ended September 30, 2013, respectively. Billable headcount, excluding contractors, increased by 20, to 325 as of September 30, 2014, compared to 305 as of September 30, 2013.

The increase in utilization was driven by the improved pipeline activity and project signings in the fourth quarter of 2013 and the first half of 2014, which positioned the Company for a strong 2014. On a sequential quarterly basis, service revenue in the third quarter of 2014 increased by $631 thousand, or 2.6%, compared to the second quarter of 2014. The sequential quarterly increase in service revenue is the result of continued strength in billable consultant utilization, while increasing billable headcount through the use of contractors. The use of external contractors increased during the third quarter of 2014 in an effort to maintain an appropriately scaled workforce necessary to support the growth in delivery demands associated with the growth in our 2014 quarterly and year-to-date service revenue.

The existence of intellectual property (IP) design and build capabilities in our strategic offerings mix has had a positive impact on our lead generation and overall sales activity. We plan to continue to build out intellectual property in the healthcare, insurance and manufacturing verticals, as well as in our EPM service offering, in future periods.

As described above, utilization, which is a measure of our ability to generate revenue from our consultants, increased to 77.3% during the third quarter of 2014, compared to 71.1% during the third quarter of 2013. Billable headcount, excluding contractors, increased by 20 during the third quarter of 2014, compared to the third quarter of 2013. The Company proactively manages its reliance on external resources, while maintaining appropriate levels of staff to service existing customer demand and effectively respond to proposal activity. On a sequential quarterly basis utilization remained consistent while billable headcount (including contractors) increased.

Annualized service revenue per billable consultant, as adjusted for utilization, was $359 thousand and $370 thousand during the three-month periods ended September 30, 2014 and 2013, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $363 thousand and $357 thousand during the nine-month periods ended September 30, 2014 and 2013, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three- and nine-month periods ended September 30, 2014, software revenue totaled $1.4 million and $5.9 million, or 4.8% and 6.9% of total revenue, respectively, compared to software revenue of $2.3 million and $8.6 million, or 8.9% and 11.2%, respectively, in the three- and nine-month periods ended September 30, 2013. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on an annual period to period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract included $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. The Company recognized $614 thousand and $2.0 million in PI2 license revenue in the three- and nine-month periods ended September 30, 2013, respectively. The PI2 Solution arrangement was completed during the fourth quarter of 2013 and therefore no future revenue will be generated from the PI2 Solution.

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain Microsoft Dynamics AX software resale arrangements (primarily the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue increased to $2.2 million compared to $1.8 million for the three-month periods ended September 30, 2014 and 2013, respectively. Reimbursed expense revenue increased to $6.5 million for the nine-month period ended September 30, 2014, as compared to $5.5 million in the comparative 2013 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the nine-month period ended September 30, 2014 totaled 370, as compared to 354 customers during the nine-month period ended September 30, 2013. During the first nine months of 2014, we secured first-time engagements with a total of 67 new customers, compared to 74 new customer engagements during the first nine months of 2013.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $2.6 million, or 16.3%, to $18.3 million for the three-month period ended September 30, 2014, compared to $15.7 million in the comparative 2013 quarterly period. Cost of revenue increased by $4.2 million, or 8.4%, to $54.2 million during the nine-month period ended September 30, 2014 compared to $49.9 million in the comparative 2013 period.

The primary drivers of the 2014 year-over-year quarterly and year-to-date increase in total cost of revenue, on an absolute dollar basis, were related to an increase in salary- and fringe-related expenses (primarily associated with the increase in billable consultant headcount), an increase in expense associated with billable consultant revenue share programs (which is directly attributable to the growth in service revenue) and an increase in contractor expense (as the number of contractors utilized increased by 25 compared to the quarter ended September 30, 2013). During the third quarter 2014 we increased our reliance on external contractors as a direct result of increased project delivery demands associated with the growth in our quarterly and year-to-date service revenue. We have in the past (and will continue to do so in the future) utilized contractors as a means to support project delivery needs during periods of growth. The Company maintained 325 billable consultants (excluding contractors) as of the quarter ended September 30, 2014, compared to 305 billable consultants (excluding contractors) as of September 30, 2013.

Project and personnel costs represented 52.8% and 51.6% of total revenue during the three- and nine-month periods ended September 30, 2014 as compared to 51.5% and 51.9% of total revenue during the three- and nine-month periods ended September 30, 2013.

The increase in project and personnel costs for the three-month period ended September 30, 2014, as a percentage of total revenue, is the result of the increased salary and related expenses associated with the increase in billable consultant headcount combined with the increase in contractor related expense noted above. The decrease in project and personnel costs during the nine-month period ended September 30, 2014, as a percentage of total revenue, was driven primarily by the growth in service revenue resulting from the increased billable consultant utilization, partially offset by the compensation-related costs (inclusive of billable consultant revenue share programs) associated with the corresponding service revenue growth.

Software costs amounted to $924 thousand and $3.5 million during the three- and nine-month periods ended September 30, 2014. Software costs amounted to $921 thousand and $4.6 million during the three- and nine-month periods ended September 30, 2013. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $2.2 million and $6.5 million for the three- and nine-month periods ended September 30, 2014, compared to $1.8 million and $5.5 million in the comparative quarterly periods of 2013.

Gross Profit. During the three-month period ended September 30, 2014, total gross profit increased $759 thousand, or 7.9%, to $10.4 million compared to gross profit of $9.7 million in the three-month period ended September 30, 2013. During the nine-month period ended September 30, 2014, total gross profit increased $4.6 million, or 17.0%, to $31.4 million compared to total gross profit of $26.8 million in the nine-month period ended September 30, 2013. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, was 36.3% in the third quarter of 2014, compared to 38.0% in the third quarter of 2013. The decrease in gross margin during the third quarter of 2014, compared to the third quarter of 2013, is primarily attributable to the decrease in software revenue (and the corresponding margin contribution), combined with the increase in contractor-related expense (as described above). Quarterly and year-to-date software revenue in 2013 included $614 thousand and $2.0 million, respectively, in high margin contribution PI2 software revenue. No PI2 software revenue was recorded by the Company during the applicable periods in 2014. Total gross margin increased to 36.7% in the nine-month period ended September 30, 2014, compared to 35.0% in the comparative 2013 year-to-date period. The year-to-date improvement in total gross margin is primarily the result of the growth in service revenue (driven by improvement in billable consultant utilization and growth in headcount), which was partially offset by the increased salary-related expenses (resulting from headcount growth) and the increase in billable consultant revenue share (directly related to service revenue growth).

Service revenue gross margin was 39.7% in the third quarter of 2014, compared to 38.9% in the third quarter of 2013. Service revenue gross margin was 39.7% in the nine-month period ended September 30, 2014, compared to 36.4% in the comparative 2013 year-to-date period. The increase in service gross margin for the three- and nine-month periods ended September 30, 2014 are primarily related to service revenue growth and the improvement in billable consultant utilization, as described above.

We anticipate that software revenue will continue to represent a meaningful portion of our revenue in future periods. Our software revenue has historically influenced, and we anticipate that it will continue to influence in the future, our quarterly gross margins. We believe, in connection with changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements as described in “Revenue” above, that anticipated changes in the terms of the resale arrangements will, in certain situations, extend the timing of the recognition period of the gross margin on software sales (from, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread over a three-year period) and result in a reduction in the amount of the software gross margin to be recognized by the Company.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 29.1% and 28.6% during the three- and nine-month periods ended September 30, 2014, respectively, compared to 29.9% and 30.3% in the three- and nine-month periods of 2013, respectively. On an absolute dollar-basis, SG&A expenses increased by $763 thousand, or 10.1%, and increased by $1.2 million, or 5.2%, to $8.4 million and $24.4 million in the three- and nine-month periods ended September 30, 2014, respectively, compared to SG&A expenses of $7.6 million and $23.2 million in the three- and nine-month periods ended September 30, 2013, respectively.

From a comparability perspective, the increases in SG&A expenses during the three- and nine-month periods ended September 30, 2014 are the result of increased salary-related expenses (inclusive of the incremental bonus and commission expense associated with the improvement in financial performance).

Further, the increase in SG&A expenses during the nine-month period ended September 30, 2014 was affected by two significant events. During the second quarter of 2014, in connection with the quarterly assessment of our lease abandonment charge assumptions (associated with the 2011 abandonment of certain excess corporate facilities), the Company determined that an elimination of the estimated sub-lease income was warranted and, as a result, the Company recorded a non-cash operating expense of $400 thousand.

Also, during the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). Approximately $1.5 million of the settlement proceeds have been recorded as a “loss recovery” gain and are included, as a reduction in operating expenses, within the selling, general and administrative expenses on our condensed consolidated statement of comprehensive income. As of September 30, 2014, the escrow account had a remaining balance of $250 thousand. This balance will remain in the escrow accounts until the second quarter of 2015 and will be utilized to cover any potential future sales and use tax exposure that may arise from subsequent state inquiry or audit.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(75) thousand, or (24.8)%, to $227 thousand in the quarter ended September 30, 2014 as compared to $302 thousand in the quarter ended September 30, 2013. Similarly, depreciation and amortization expense decreased $(223) thousand, or (24.1)%, to $702 thousand in the nine-month period ended September 30, 2014 compared to $925 thousand in the comparative 2013 year-to-date period.

Amortization expense was $75 thousand and $226 thousand during the three- and nine-month periods ended September 30, 2014 compared to amortization expense of $101 thousand and $310 thousand in the three- and nine-month periods ended September 30, 2013. The decrease in amortization expense during the third quarter of 2014 is primarily the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit. A significant portion of the intangible asset amortization expense related to the Fullscope Acquisition was recorded during 2010 and 2011.

Depreciation expense was $152 thousand and $476 thousand in the three- and nine-month periods ended September 30, 2014, respectively, compared to depreciation expense of $201 thousand and $615 thousand in the three- and nine-months ended September 30, 2013, respectively.

Operating Income. Operating income was $1.8 million in the third quarter of 2014, compared to operating income of $1.8 million in the comparative 2013 quarterly period. Operating income for the nine-month period ended September 30, 2014 was $6.3 million, compared to operating income of $2.7 million in the comparative 2013 year-to-date period.

The 2014 third quarter operating income includes improvement related to increased billable consultant utilization rate combined with an increase billable headcount (including contractors). This improvement was partially offset by the decrease in software revenue and the increased salary-related expenses. The 2014 year-to-date improvement in operating income was primarily attributable to the significant growth in service revenue and associated improvement in billable consultant utilization, combined with the recovery of $1.5 million in previously recorded Fullscope embezzlement-related expenses. These improvements were partially offset by the increase in billable consultant salary-related expenses (including billable consultant revenue share) and the non-cash lease abandonment charge in connection with the change in future sublease assumptions, as described above.

Other (Income) Expense, Net. Other (income) expense, net, totaled $146 thousand and $147 thousand during the three- and nine-month periods ended September 30, 2014, respectively, while other expense, net, totaled $(81) thousand and $92 thousand during the comparative 2013 periods. These amounts primarily represent the Company’s periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $714 thousand and $2.7 million during the three- and nine-month periods ended September 30, 2014, respectively. We recorded a provision for income taxes of $74 thousand and $293 thousand during the three- and nine-month periods ended September 30, 2013, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 42.2% and 44.4% during the three- and nine-month periods ended September 30, 2014, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 4.0% and 11.3% during the three- and nine-month periods ended September 30, 2013, respectively.

Reported income tax expense during the comparative 2014 and 2013 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill, interest and penalties and other discrete items. The reported estimated annual effective tax rate for the three- and nine-month periods ended September 30, 2013 is lower than an anticipated statutory rate due to a full valuation allowance being provided against our deferred tax assets, which includes significant federal net operating loss carryforwards. The Company reversed substantially all of the deferred tax asset valuation allowance during the fourth quarter of 2013.

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

Net Income. We generated net income of $976 thousand and $3.4 million during the three- and nine-month periods ended September 30, 2014, respectively, compared to net income of $1.8 million and $2.3 million during the three- and nine-month periods ended September 30, 2013, respectively. The decrease in net income during the comparative quarterly periods is primarily attributable to the decrease in software revenue (and the associated margin contribution), the increase in contractor expense and the increase in the Company’s 2014 effective income tax rate (as described above), which were partially offset by the service revenue growth and improvement in billable consultant utilization rates.

The reported increase in 2014 year-to-date net income, compared to 2013 year-to-date net income is reflective of the significant growth in 2014 service revenue, improvement in billable consultant utilization and the second quarter 2014 settlement of the Fullscope acquisition-related escrow claims, which was partially offset by the increase in the 2014 effective income tax rate and the non-cash lease abandonment expense, both of which are discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$5,388	$2,319
Investing activities	(183)	(769)
Financing activities	315	(720)
Effects of exchange rates on cash	(25)	6

Total cash provided during the period	$5,495	$836

Working capital, which is defined as current assets less current liabilities, increased to $33.3 million as of September 30, 2014, as compared to $25.6 million as of December 31, 2013. As of September 30, 2014, we had cash and cash equivalents of $25.8 million, a $5.5 million increase from the December 31, 2013 balance of $20.3 million. The primary drivers of the increase in cash during the first nine months of 2014 are the increase in operating performance combined with the $1.9 million received by the Company in connection with the settlement of the outstanding Fullscope acquisition-related escrow claims.

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

Net cash provided by operating activities was $5.4 million for the nine-month period ended September 30, 2014, as compared to net cash provided by operating activities of $2.3 million for the nine-month period ended September 30, 2013. The primary components of operating cash flows during the first nine months of 2014 were associated with improved operating performance and receipt of the $1.9 million settlement of the Fullscope acquisition-related escrow, partially offset by the payment of bonus and commissions under our 2013 performance-based bonus programs, and, to a lesser extent, the change in prepaid expenses and other current assets (primarily driven by the timing of insurance-related annual premium payments). Additionally, cash from operations was influenced by non-cash charges of $4.0 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and changes in lease abandonment assumptions). The primary components of operating cash flows during the first nine months of 2013 were related the collection of accounts receivable, net income from operations of $2.3 million, and non-cash charges of $2.4 million (primarily depreciation, amortization and stock-based compensation expense). These changes were partially offset by the $1.5 million decrease in deferred revenue (primarily related to the recognition of PI2-related revenue).

Net cash used in investing activities was $(183) thousand during the nine-month period ended September 30, 2014, compared to net cash used in investing activities of $(769) thousand in the nine-month period ended September 30, 2013. Cash used in investing activities in the nine-month period ended September 30, 2014 consisted of purchases of property and equipment. Cash used in investing activities in the nine-month period ended September 30, 2013 consisted of capitalization of product development costs, acquisition of intellectual property and purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $315 thousand in the nine-month period ended September 30, 2014, compared to net cash used in financing activities of $(720) thousand in the nine-month period ended September 30, 2013. The 2014 cash flow provided by financing activities is attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises, partially offset by the repurchase of common stock in the amount of $962 thousand. The 2013 net cash used by financing activities was driven by the repurchase of common stock in the amount of $1.5 million which was partially offset by $793 thousand received from our employees related to our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of September 30, 2014.

Acquisitions, Earnout Payments and Commitments

We have entered into various contingent earnout agreements in connection with the acquisitions we have completed. Earnout periods, related performance measurements and the value of the contingent earnout consideration to be earned are specific to each acquisition. Contingent earnout consideration paid by the Company has historically been paid in either cash or a combination of cash and stock. As of September 30, 2014, there were no ongoing earnouts.

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

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K, for the period ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 10, 2014 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- or nine-month periods ended September 30, 2014 or 2013. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-or nine-month periods ended September 30, 2014 and 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. The Chairman, President and Chief Executive Officer and the Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations of the Company’s disclosure controls and procedures as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 19, 2014 (the “Repurchase Period”). On September 18, 2014, we announced that the Board had approved an extension of the Repurchase Period to September 25, 2015.

The following table provides information with respect to purchases of our common stock during the quarter ended September 30, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2014	—	$—	—	$10,032,351
August 1 – 31, 2014	124,190	$6.75	124,190	$9,194,194
September 1 – 30, 2014	17,908	$6.90	17,908	$9,070,554

Total	142,098	$6.77	142,098	$9,070,554

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated

Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed

Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September

30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine

Months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated

Financial Statements.*

* -	Filed herewith.
** -	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: October 31, 2014	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2014	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)