Form 10-K
period 2014-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2015-03-02
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE	ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES	EXCHANGE ACT OF 1934

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Harvard Mill Square, Suite 210
Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Large accelerated filer [    ]    Accelerated filer [X]    Non-accelerated filer [    ]    Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [    ]  No  [X]

As of June 30, 2014, there were 11,338,866 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2014 was approximately $77.6 million, computed based upon the closing price of $7.44 per share on June 30, 2014.

As of February 25, 2015, there were 11,467,206 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement for the Registrant’s 2015 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year, provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies” elsewhere in this Form 10-K; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; and/or (13) changes in our utilization levels. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item 1A. — Risk Factors .” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

For the Year Ended December 31, 2014

PART I

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

Below are Edgewater’s service categories with sample services:

¡	Classic consulting services
¡	CFO advisory services
¡	Business improvement roadmaps
¡	Organizational change management
¡	Program/project management
¡	Business process rejuvenation and integrated social media best practices
¡	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital
¡	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives
¡	Independent package selection and Request for Information or Proposal process design and implementation
¡	Technical architecture and roadmaps
¡	CIO advisory services
¡	Strategic technology selections
¡	Technical evaluation and design
¡	Custom component design and implementation
¡	Customer intelligence solutions using web/mobile analytics combined with social intelligence
¡	Cloud architecture, integration and phasing solutions
¡	On-going support services
¡	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

¡	Product-based consulting services
¡	Business transformation through the use of packaged software solutions
¡	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance both on premise and in the cloud
¡	Enterprise resource planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, Pharmaceuticals and Food and Beverage
¡	Customer relationship management with Microsoft Dynamics CRM both on premise and in the cloud
¡	Industry specific platform and best practice solutions
¡	Blended solutions; Microsoft CRM/XRM and specialized custom solutions
¡	Business intelligence analytics
¡	Design, development and introduction of IP that helps “verticalize” channel product stacks
¡	Support and training services

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

Customers

Our strategic acquisitions have helped enhance our service and product offerings, increase and diversify our customer base and reduce our reliance on individually significant customers. Service revenue from our five largest customers, as a percentage of total service revenue, was 17.8%, 16.5% and 14.8% for the years ended December 31, 2014, 2013 and 2012, respectively. No single customer represented 10% or more of total revenue during the years ended December 31, 2014, 2013 or 2012. See “Item 1A. — Risk Factors — Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” During 2014, we recorded service revenue from 403 customers, of which 83 were new customers, as compared to recording service revenue from 387 customers in 2013, of which 92 were new customers. We recorded service revenue from 394 customers in 2012, of which 103 were new customers.

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

Expenditures in the information technology market have become a critical success factor in every company’s successful growth. As such, IT expenditures are receiving the scrutiny of the “C-level” officers, when specifically focused on transformational change. Our C-level buyers are looking to purchase rapidly deployable, risk-managed, product-based technology solutions. These solutions maintain the ability for a company to differentiate itself from its competitors with proprietary business process, combined with the leverage of product customization. Edgewater assists clients with these solutions primarily in the Oracle Corporation (“Oracle”) and Microsoft Corporation (“Microsoft”) product channels, while providing the opportunity for a customer to customize its solutions through the utilization of its custom technology consulting services.

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

Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including: Informatica Corporation, ISO Insurance Technology Solutions, Google, Adobe, Keyteach; Microsoft, Oracle Oracle, FAST, Core Motives, Exact Target, Resco, Experlogix, Scribe, CozyRoc, OpenText, SiteCore, International Business Machines Corporation (“IBM”), Accelatis, Majesco Mastek, Resonant and Webtrends. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees.    As of December 31, 2014, Edgewater had 414 employees (excluding contractors). Of these employees, 324 were billable consultants and 90 were product development and management and administrative personnel (composed of sales, marketing, human resources, finance, accounting, internal information systems and administrative support). The average tenure of our employees is approximately 5.4 years and the average “years of experience” is approximately 22 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

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

Potential Future Strategies, Transactions and Changes

Critical to our ability to create long-term stockholder value, the Company will continue to pursue internal growth initiatives and appropriate business combination transaction alternatives to achieve growth in revenues and profitability. From time to time, we have engaged and we may continue to engage in discussions with various persons regarding potential business combination transactions.

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

Directors and Executive Officers of the Registrant

Name	Age	Position with the Company
Shirley Singleton	63	Chairman of the Board, President and Chief Executive Officer
David Clancey	59	Executive Vice President, Chief Strategy Officer and Chief Technology Officer
Timothy R. Oakes	47	Chief Financial Officer, Chief Accounting Officer, Treasurer and Corporate Secretary
Robin Ranzal-Knowles	47	President, Edgewater Technology-Ranzal, Inc.
Kristin Zaepfel	51	Vice President, Human Resources
Paul Flynn	65	Independent Director
Paul Guzzi	72	Independent Director
Nancy Leaming	68	Independent Director
Michael Loeb	59	Independent Director
Wayne Wilson	66	Lead Independent Director

Ms. Singleton currently serves as our Chairman, a position she was elected to in July 2005. Ms. Singleton co-founded Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) in 1992 and served as President of Edgewater Delaware from 1992 until January 2002. Ms. Singleton has served as President and Chief Executive Officer of our Company (the parent company of Edgewater Delaware) from January 2002 to the present. Prior to co-founding Edgewater Delaware, Ms. Singleton held various management positions from 1982 to 1992 at Logica North America and attained the position of Vice President and General Manager of the Northeast region. Ms. Singleton serves on the Technical Oversight Committee for Partners Healthcare, the Board of Trustees for the North Shore Medical Center and the board of The Commonwealth Institute. Ms. Singleton has served as a Director of our Company since June 2001.

Mr. Clancey has served as Executive Vice President, Chief Strategy Officer and Chief Technology Officer of our Company since June 2006. Before assuming his current title, Mr. Clancey served as our Executive Vice President — Chief Technology Officer from 2001 to 2006 and as Edgewater Delaware’s Senior Vice President —Chief Technology Officer from 1992 until 2001. Mr. Clancey co-founded Edgewater Delaware in 1992 with Ms. Singleton. Prior to co-founding Edgewater Delaware, Mr. Clancey was a Systems Architect and Chief Technology Officer at Logica North America.

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

Mr. Guzzi has served as the President and Chief Executive Officer of the Greater Boston Chamber of Commerce since 1996. From 1995 to 1996, Mr. Guzzi was Vice President of State and Community Affairs for Boston College. Prior to his position at Boston College, Mr. Guzzi was a consultant for Heidrick & Struggles, an international recruitment firm from 1994 to 1995. From 1991 to 1993, Mr. Guzzi served as a Vice President at Data General Corporation. Prior to his position at Data General Corporation, Mr. Guzzi was a Senior Vice President at Wang Laboratories from 1981 to 1991. Mr. Guzzi was a State Representative in the Massachusetts Legislature from 1971 to 1974 and the Massachusetts Secretary of State from 1975 to 1978. Mr. Guzzi serves as a Trustee of the Citi Center for the Performing Arts and the Vice Chairman of Blue Cross Blue Shield of

Massachusetts. Mr. Guzzi is also a Board member of the Partners HealthCare Corporation and serves as an Advisory Board member for The Boston Club. Mr. Guzzi has served as a Director of our Company since April 2004.

Ms. Leaming has been an independent consultant since 2005. From June 2003 to June 2005, Ms. Leaming was the Chief Executive Officer and President of Tufts Health Plan, a provider of healthcare insurance. Prior to that, Ms. Leaming served as Tufts Health Plan’s President and Chief Operating Officer from 1998 to 2003, the Chief Operating Officer from 1995 to 1998 and the Chief Operating Officer/Chief Financial Officer from 1986 to 1995. Prior to joining Tufts Health Plan, Ms. Leaming held a variety of management positions in managed care and banking, including Chief Financial Officer of Matthew Thornton Health Plan. Ms. Leaming currently serves as a director of Biogen Idec and Hologic, Inc. Ms. Leaming joined our Board in December 2005.

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

Our lack of long-term customer contracts reduces the predictability of our revenues because our current contracts may be canceled on short notice and without penalty.    Our customers generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a customer may not engage us for further services once a project is complete. If a significant customer or a number of customers terminate, significantly reduce, or modify their contracts with us, our results of operations would be materially and adversely affected. Consequently, future revenue should not be predicted or anticipated based on the number of customers we have or the number and size of our existing projects. If a customer were to postpone, modify or cancel a project, we would be required to shift our consultants to other projects to minimize the impact on our operating results. We cannot provide assurance that we will be successful in efficiently and effectively shifting our consultants to new projects in the event of project terminations, which could result in reduced service revenue and lower gross margins. If we experience unexpected changes or variability in our revenue, we could experience variations in our quarterly operating results and our actual results may differ materially from the amounts planned and our operating profitability may be reduced or eliminated.

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

We may have lower margins, or lose money, on fixed-price contracts.    In 2014, 2013 and 2012, fixed-price contracts represented approximately 5.7%, 5.2% and 3.2%, respectively, of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or retainer-based engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

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

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. The loss of a major customer or large project could materially and adversely affect our results of operations. In 2014 and 2013 our top five customers represented 17.8% and 16.5% of our 2014 and 2013 service revenues, respectively. The future receipt of significant commitments from new or existing customers could create future risks such as those described above concerning customer concentration.

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

We may be required to record additional impairment charges against the carrying value of our goodwill and other intangible assets in future quarters.    As of December 31, 2014, we had recorded goodwill and intangible assets with a net book value of $12.5 million. We test for impairment at least annually and whenever evidence of impairment exists. We have in the past recorded impairment charges against the carrying value of our goodwill and intangible assets. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

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

We are sometimes a party to litigation incidental to our business. We are not currently involved in any legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts, and with coverage and deductibles that we believe are reasonable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ Global Market under the symbol “EDGW.” On February 25, 2015, there were approximately 1,537 holders of record of our common stock, and approximately 11.5 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ Global Market for each quarter in 2013 and 2014 and the first quarter of 2015 (through February 25, 2015).

	High	Low
FISCAL 2013:
First Quarter	$4.35	$3.48
Second Quarter	4.30	3.60
Third Quarter	7.44	4.30
Fourth Quarter	7.59	5.26

FISCAL 2014:
First Quarter	$7.35	$5.00
Second Quarter	8.88	6.69
Third Quarter	7.79	5.60
Fourth Quarter	8.20	6.36

FISCAL 2015:
First Quarter	$7.70	$6.56
(through February 25, 2015)

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

The following table provides information with respect to purchases of our common stock during the quarter ended December 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2014	-	$-	-	$9,070,554
November 1 – 30, 2014	700	6.99	700	9,065,561
December 1 – 31, 2014	-	-	-	9,065,561
Total	700	$6.99	700	$9,065,561

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the S&P 600 IT Services Index and self-selected peer groups in the technology consulting industry for the five-year period beginning on December 31, 2009 (the closing sale price of our common stock on this date was $2.97) and ending on December 31, 2014, assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer groups.

Company Name / Index	Base Period 12/31/09	INDEXED RETURNS Years Ending
		12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Edgewater Technology, Inc.	100	79.12	92.93	127.95	235.35	252.69
Nasdaq Index	100	118.02	117.04	137.47	192.62	221.02
S&P 600 IT Services	100	125.63	136.33	149.44	229.16	240.92
Peer Group	100	92.15	89.96	102.66	152.06	185.37

(1)	Our self-selected peer group consists of the following companies: Cartesian, Inc. (formerly Management Network Group); Ciber, Inc; The Hackett Group; L-3 Communications Holding, Inc.; Perficient, Inc.; and Sapient Corporation.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$112,989	$103,556	$100,881	$102,443	$88,545
Cost of revenue	71,623	65,984	65,602	63,746	56,470

Gross profit	41,366	37,572	35,279	38,697	32,075
Operating expenses:
Selling, general and administrative	32,616	31,636	31,563	32,307	30,263
Lease abandonment expense (1) (2)	400	-	-	2,230	-
Depreciation and amortization	928	1,225	1,801	2,846	4,023

Total operating expenses	33,944	32,861	33,364	37,383	34,286

Operating income (loss)	7,422	4,711	1,915	1,314	(2,211)
Other expense (income), net	181	92	67	127	(34)

Income (loss) before taxes	7,241	4,619	1,848	1,187	(2,177)
Tax provision (benefit) (3) (4)	3,177	(30,089)	401	843	21,395

Net income (loss)	$4,064	$34,708	$1,447	$344	$(23,572)

Net income (loss) per share:
Basic net income (loss) per share	$0.37	$3.21	$0.13	$0.03	$(1.93)

Weighted average shares, basic	11,131	10,813	11,180	12,038	12,195

Diluted net income (loss) per share	$0.31	$2.88	$0.13	$0.03	$(1.93)

Weighted average shares, diluted	13,090	12,031	11,589	12,048	12,195

(1)	In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company recorded a non-cash operating charge of approximately $2.2 million.

(2)	In June 2014, as part of our recurring assessment of underlying assumptions, the Company recognized a $400 thousand non-cash expenditure related to the elimination of estimated future sublease income.

(3)	During the year ended December 31, 2010, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we recorded non-cash charges of $21.9 million related to an increase in the valuation allowance recorded against the carrying value of our deferred tax assets.

(4)	During the year ended December 31, 2013, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we reversed $36.2 million of the previously recorded valuation allowance recorded against the carrying value of our deferred tax assets.

	As of December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$26,768	$20,321	$16,651	$10,333	$10,903
Accounts receivable, net	24,654	19,842	18,281	23,307	19,496
Goodwill and intangibles, net	12,529	13,005	13,243	14,128	15,870
Deferred tax asset, net	27,170	30,272	6	-	-
All other assets	2,292	2,627	3,608	3,430	4,007

Total assets	$93,413	$86,067	$51,789	$51,198	$50,276

Total liabilities	$18,384	$17,481	$19,114	$19,485	$17,311
Stockholders’ equity	75,029	68,586	32,675	31,713	32,965

Total liabilities and stockholders’ equity	$93,413	$86,067	$51,789	$51,198	$50,276

Outstanding shares of common stock	11,440	11,049	10,897	11,311	12,342

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Edgewater is a strategic consulting firm that brings a synergistic blend of specialty services to drive transformational change that (1) improves process, (2) reduces costs and (3) increases revenue. During the fiscal year ended December 31, 2014, we generated revenues, including software revenue and reimbursement of out-of-pocket expenses, of approximately $113.0 million from a total of 403 customers. Headquartered in Wakefield, Massachusetts, as of December 31, 2014, our Company employed approximately 324 consulting professionals (excluding contractors) and 417 total employees (excluding contractors).

Factors Influencing Our Results of Operations

Revenue.

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 90.2% of service revenue for the year ended December 31, 2014. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 5.7% of service revenue for the year ended December 31, 2014. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 4.1% of service revenue for the year ended December 31, 2014. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Provisions for estimated profits or losses on incomplete projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. The Company did not recognize any loss contracts during the years ended December 31, 2014, 2013 or 2012. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our customers provide for the reimbursement of travel and other project-related expenses.

With the addition of a product based consulting model, software revenue will continue to be a meaningful portion of our revenues. Software revenue, driven by resales of Microsoft Dynamics AX product, represented 7.2%, 11.2% and 10.1% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Software and maintenance revenue are recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period (while the software revenue is recognized upon delivery). Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

Operating Expenses.

The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes share-based compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and revenue to be an important measure of our operating performance. The relationship between project personnel expenses and revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expenses consists of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Adjustments to Fair Value of Contingent Consideration.    During the year ended December 31, 2012, we reported changes in the estimated fair value of certain acquisition-related, contingent consideration liabilities associated with our acquisitions of Fullscope, Inc. and Meridian Consulting International. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. As of December 31, 2014 and 2013, the Company had no ongoing contingent consideration obligations.

Fullscope Embezzlement Expenses.    Beginning in fiscal 2010, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

During the fourth quarter of 2012, the Company began to file tax returns and pay sales and use tax liabilities related to the Fullscope Embezzlement (which were created by the methods employed by a former employee of Fullscope to conceal the discovered fraudulent activity). The Company has made payments totaling $1.4 million associated with the sales and use tax liabilities. As of March 31, 2014, we completed the process of making initial payments to settle the identified pre-acquisition sales and use tax exposure.

During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the

“Settlement Agreement”). In connection with the Settlement Agreement, the Company received approximately $1.9 million in cash to satisfy the Company’s escrow claims. As of December 31, 2014, the escrow account had a remaining balance of $250 thousand. This balance will remain in the escrow account until the second quarter of 2015 and will be utilized to cover any potential future sales and use tax exposure that may arise from subsequent state inquiry or audit. If no exposure is identified, then the remaining balance will be remitted to the former Fullscope stockholders. Amounts recovered, if any, will be recorded during the period in which settlement is determined to be probable of recovery from escrow.

Plans for Growth and Acquisitions.

Our goal is to position our Company as one of the leading providers of transformational classic and product-based consulting services in North America by growing our customer base, leveraging our industry expertise to enhance our service offerings and continuing to make disciplined strategic acquisitions. Previous acquisitions have further expanded our geographical footprint, increased our vertical expertise and provided more scale to our organization. While service revenue growth in 2014 was organic in nature, the Company plans to continue to evaluate the possibility of growth through acquisition.

Company Performance Measurement Systems and Metrics.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges, and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Year Ended December 31, 2014, Compared to Results for the Year Ended December 31, 2013,” included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements may be affected. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

As of December 31, 2014, the gross carrying value of the Company’s net deferred tax assets was $28.7 million. This amount consisted of approximately $14.2 million in federal NOL carryforwards, $1.1 million in state NOL carryforwards, $0.2 million in foreign federal and provincial NOL carryforwards, $2.1 million in available federal credits, $2.9 million in future tax benefits related to share-based compensation expense and $8.2 million in net deferred tax assets related to other temporary differences.

The Company maintained a $1.5 million valuation allowance against the gross carrying value of its net deferred tax assets as of December 31, 2014 and 2013.

During the year ended December 31, 2013, in connection with our periodic review of the estimated future realizability of our net deferred tax attributes, we recorded a non-cash tax benefit of $36.2 million in connection with a decrease to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets, reducing the previously established valuation allowance to $1.5 million.

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

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer. Time and materials-based contracts represented 90.2%, 91.8% and 94.1% of service revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Revenue related to our service offerings is recognized as the services are performed and amounts are earned.

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

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No losses were recognized on fixed-price contracts during the years ended December 31, 2014, 2013 or 2012.

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

We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. We establish billing terms at the time at which the project deliverables and/or milestones are agreed. Our standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

Customer prepayments, even if nonrefundable, are deferred (classified as deferred revenue) and recognized over future periods as services are performed. As of December 31, 2014 and 2013, the Company recorded a deferred liability of approximately $338 thousand and $631 thousand, respectively, which is included in the financial statement caption of “deferred revenue” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and related maintenance and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 7.2%, 11.2% and 10.1% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In June 2012, Microsoft purchased Edgewater Fullscope’s Process Industries 2 (“PI2”) software and intellectual property for an aggregate of $3.25 million. The sale of PI2 also included services and represents a significant multiple element contract. This contract includes $3.25 million of license consideration and subsequent development and training services. We determined that the license did not have stand-alone value without the services, and thus the license and services were accounted for as one unit. We recognized revenue associated with the Microsoft IP Sale in direct proportion to the actual periodic services performed, as compared to the anticipated development services to be performed over the duration of the agreement. We allocated revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. We recognized $2.5 million and $788 thousand of PI2 license-related revenue, reported as software revenue in our consolidated statement of comprehensive income, during the years ended December 31, 2013 and 2012, respectively. No PI2 license revenue has been recorded by the Company since December 31, 2013.

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

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets.    Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. Goodwill has an indefinite useful life and is not amortized but is evaluated for impairment annually, on December 2, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at fair value at the time of acquisition. Our intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized.

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

On December 2, 2014, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill had not been impaired. For purposes of its annual impairment test, the Company performed its review based upon three individual reporting units. The Company aggregates our three individual reporting units into one reportable segment based upon similar economic characteristics and other operating similarities.

Goodwill amounted to $12.0 million as of December 31, 2014 and 2013. Other net intangible assets amounted to $480 thousand and $956 thousand as of December 31, 2014 and 2013, respectively.

Results of Operations

The following table sets forth, for the periods presented, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Service revenue	85.5%	81.7%	82.4%
Software revenue	7.2%	11.2%	10.1%
Reimbursable expenses	7.3%	7.1%	7.5%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	52.2%	50.9%	51.1%
Software costs	3.9%	5.7%	6.4%
Reimbursable expenses	7.3%	7.1%	7.5%

Total cost of revenue	63.4%	63.7%	65.0%

Gross profit	36.6%	36.3%	35.0%
Operating expenses:
Selling, general and administrative	29.2%	30.5%	31.3%
Depreciation and amortization	0.8%	1.2%	1.8%

Total operating expenses	30.0%	31.7%	33.1%

Operating income	6.6%	4.6%	1.9%
Other expense, net	0.2%	0.1%	0.1%

Income before taxes	6.4%	4.5%	1.8%
Tax provision (benefit)	2.8%	(29.0)%	0.4%

Net income	3.6%	33.5%	1.4%

Results for the Year Ended December 31, 2014 Compared to Results for the Year Ended December 31, 2013

Total Revenue.    Total revenue increased by $9.4 million, or 9.1%, to $113.0 million for the year ended December 31, 2014 from $103.6 million for the year ended December 31, 2013. Service revenue increased by $12.0 million, or 14.2%, to $96.6 million for the year ended December 31, 2014 from $84.6 million for the year ended December 31, 2013.

On a year-over-year basis, the increase in service revenue is reflective of the growth we experienced across each of our service offerings in 2014, leading to a comparative increase in billable consultant utilization and an increase in billable consultant headcount. Billable consultant utilization was 76.7% during the year ended December 31, 2014 compared to 72.4% during the year ended December 31, 2013. Billable headcount, excluding contractors, increased by 11, to 324 as of December 31, 2014, compared to 313 as of December 31, 2013.

The growth in 2014 service revenue and the associated increase in utilization was driven by the improved pipeline activity and project signings during the latter stages of 2013 and throughout 2014, which positioned the Company for a strong 2014. In an effort to manage the increased project load, the Company made the decision to leverage external contractors. The use of external contractors increased during the second half of 2014, in an effort to maintain an appropriately scaled workforce necessary to support the delivery demands associated with the growth in our 2014 service revenue. The Company proactively manages its reliance on external resources, while maintaining appropriate levels of staff to service existing customer demand and effectively respond to proposal activity.

Total revenue in 2014 increased through the strength of our service revenue growth. Service revenue growth was significant enough to overcome the decrease in comparative year-over-year software revenue. While our software revenue is volatile and subject to the timing of customer purchasing cycles, the decrease in 2014 software revenue is largely attributable to the absence of $2.5 million in PI2-related software revenue recognized during 2013.

The existence of intellectual property (IP) design and build capabilities in our strategic offerings mix has had a positive impact on our lead generation and overall sales activity. We plan to continue to build out intellectual property in the healthcare, insurance and manufacturing verticals, as well as in our EPM service offering, in future periods.

Annualized service revenue per billable consultant, as adjusted for utilization, was consistent at $359 thousand during each of the years ended December 31, 2014 and 2013. Periodic fluctuations in our annualized service revenue per billable consultant metric typically reflect changes in the mix of our service offering revenue generated by our current engagements.

During the year ended December 31, 2014, software revenue totaled $8.1 million, or 7.2% of total revenue, compared to software revenue of $11.6 million, or 11.2% of total revenue, in the year ended December 31, 2013. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on an annual period to period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

In June 2012, Microsoft purchased the Company’s internally developed PI2 software and intellectual property (the “PI2 Solution”) for an aggregate purchase price of $3.25 million. The sale of the PI2 Solution was a significant multiple element contract. This contract included $3.25 million of license consideration and subsequent development and training services. At the time of the sale, we determined that the license did not have stand-alone value without the services, and accordingly we accounted for the license and related services as one unit. The Company recognized $2.5 million in PI2 license revenue in the year ended December 31, 2013. The PI2 Solution arrangement was completed during the fourth quarter of 2013 and therefore no future revenue will be generated from the PI2 Solution.

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain Microsoft Dynamics AX software resale arrangements (primarily, but not limited to, the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple-year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursable expense revenue increased to $8.3 million for the year ended December 31, 2014 compared to $7.4 million for the year ended December 31, 2013. The aggregate amount of reimbursable expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the year ended December 31, 2014 totaled 403, as compared to 387 customers during the year ended December 31, 2013. During the year ended December 31, 2014, we secured first-time engagements with a total of 83 new customers, compared to 92 new customer engagements during 2013.

Cost of Revenue.    Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $5.7 million, or 8.5%, to $71.6 million in 2014, as compared to $66.0 million in 2013.

The primary drivers of the 2014 increase in total cost of revenue, on an absolute dollar basis, were related to an increase in salary- and fringe-related expenses (primarily associated with the increase in billable consultant headcount), an increase in expense associated with billable consultant revenue share programs (which is directly attributable to the growth in 2014 service revenue) and an increase in contractor expense (as the number of contractors utilized increased by 15 compared to the year ended December 31, 2013). The Company had 34 active contractors at December 31, 2014 compared to 19 active contractors at December 31, 2013.

During the second half of 2014 we increased our reliance on external contractors as a direct result of increased project delivery demands associated with the growth in service revenue. We have in the past (and will continue to do so in the future) utilized contractors as a means to support project delivery needs during periods of growth. The Company has made the decision to utilize external contractors in the short term (sacrificing some margin) to maintain a flexible workforce and more easily respond to customer demand without being required to carry the additional burden of full time employee salary-related costs. The Company maintained 324 billable consultants (excluding contractors) as of the December 31, 2014, compared to 313 billable consultants (excluding contractors) as of December 31, 2013.

Project and personnel costs represented 52.2% and 50.9% of total revenue during the years ended December 31, 2014 and 2013, respectively. The periodic change, as a percentage of total revenue, is primarily related to the increase in comparative compensation-related expenses (salaries and fringe-related expenses) associated with the growth in the billable consultant base and the increase in contractor reliance, partially offset by increased service revenue.

Software costs amounted to $4.4 million during the year ended December 31, 2014 compared to $5.9 million during the year ended December 31, 2013. The decrease in the 2014 software costs is the combined effect of the prior year recognition of PI2-related license revenue and the change in mix of Dynamics AX software resale arrangements being reported on a net basis, as described in more detail above. Software costs are expected to fluctuate depending on our customers’ demand for software.

Reimbursable expenses increased in 2014, to $8.3 million, as compared to $7.4 million in 2013. The aggregate amount of reimbursable expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Gross Profit.    Gross profit in 2014 increased by $3.8 million, or 10.1%, to $41.4 million, as compared to $37.6 million in 2013. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin) increased to 36.6%, as compared to 36.3% in 2013.

The comparative year-over-year increase in total gross margin is primarily attributable to the growth in service revenue (as reflected in the 2014 improvement in billable consultant utilization and growth in headcount), which was partially offset by the increased salary-related expenses (resulting from headcount growth), contractor expense and the increase in billable consultant revenue share (directly related to service revenue growth). Service revenue growth, and the associated gross margin generated from the growth, was significant enough to offset the loss of $2.2 million in PI2-related margin contribution recognized during the year ended December 31, 2013.

Service revenue gross margin of 39.0% in the year ended December 31, 2014 increased from service revenue gross margin of 37.7% in 2013. The improvement in our 2014 service revenue gross margin was driven primarily by our 2014 service revenue growth, combined with the year-over-year improvement in our billable consultant utilization rate.

We anticipate that software revenue will continue to be a meaningful part of our revenue in future periods. Additionally, our future gross margins may continue to be influenced by the recognition of our software revenue. We believe that our software revenue mix will continue to shift between arrangements under which we will report software revenue on either a gross or net basis (dependent upon the underlying circumstances of each individual resale arrangement). Changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements as described in “Revenue” above will, in certain situations, extend the timing of the recognition period of the gross margin on software sales (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction spread evenly over a three-year period) due to payment terms being spread over a multiple year period and result in a reduction in the amount of the software gross margin to be recognized by the Company. Additionally, we recognized $2.5 million in PI2-related software revenue during 2013 (which has an approximately 88% gross margin contribution). We will not recognize any PI2 related revenue during 2014 as we have fully satisfied our PI2-related delivery contracts and fully recognized all of our PI2-related software revenue.

Selling, General and Administrative (“SG&A”) Expense.    SG&A expense in 2014 increased to $33.0 million compared with SG&A expense of $31.6 million in 2013. SG&A expense, as a percentage of total revenue, was 29.2% and 30.5% in 2014 and 2013, respectively.

From a comparability perspective, the increase in SG&A expense during the year ended December 31, 2014 is primarily the result of increased salary-related expenses (inclusive of the incremental bonus and commission expense associated with the improvement in financial performance).

During the second quarter of 2014, in connection with the quarterly assessment of our lease abandonment charge assumptions (associated with the 2011 abandonment of certain excess corporate facilities), the Company determined that an elimination of the estimated sub-lease income was warranted and, as a result, the Company recorded a non-cash operating expense of $400 thousand.

Also, during the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). Approximately $1.5 million of the settlement proceeds have been recorded as a “loss recovery” gain and are included, as a reduction in operating expenses, within the selling, general and administrative expenses on our condensed consolidated statement of comprehensive income. As of December 31, 2014, the escrow account had a remaining balance of $250 thousand. This balance will remain in the escrow accounts until the second quarter of 2015 and will be utilized to cover any potential future sales and use tax exposure that may arise from subsequent state inquiry or audit.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by $(297) thousand, or (24.2)%, to $928 thousand, as compared to $1.2 million in 2013. Amortization expense decreased to $302 thousand in 2014, as compared to $411 thousand in 2013. The decrease in amortization expense during 2014 is the result of a reduction in the amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Operating Income.    The Company’s 2014 operating income increased by $2.7 million, to $7.4 million, compared to $4.7 million in 2013. The 2014 improvement in operating income was primarily attributable to the significant growth in service revenue and associated improvement in billable consultant utilization, combined with the recovery of $1.5 million in previously recorded Fullscope embezzlement-related expenses. These improvements were partially offset by the increase in billable consultant salary-related expenses (including billable consultant revenue share expenses), the decrease in software margin contribution and the non-cash lease abandonment charge in connection with the change in future sublease assumptions, as described above.

Other Expense, Net.    Other expense, net totaled $181 thousand during 2014 compared to $92 thousand in 2013. These expenses primarily represent the net amount of the foreign currency exchange (gains)/losses recognized by the Company during the respective fiscal years.

Income Tax Provision (Benefit).    We recorded an income tax provision of $3.2 million and an income tax benefit of $(30.1) million during the years ended December 31, 2014 and 2013, respectively. Our 2014 and 2013 periodic income tax provision amounts were derived based upon federal and state income taxes (at statutory rates), foreign income taxes, changes in deferred tax assets and liabilities (and their related valuation allowance), uncertain tax positions and interest and penalties.

The most significant change impacting our 2013 reported income tax amount related to the reversal of the majority of our previously established valuation allowance against the carrying value of our deferred tax assets. The reversal, which resulted in a tax benefit during the fourth quarter of 2013, totaled $36.2 million and represented the majority of our previously established valuation allowance.

The Company’s effective income tax rate was 43.9% for the year ended December 31, 2014. The Company’s effective income tax rate, prior to the consideration of any changes in the valuation allowance applied against our deferred tax assets was 6.5% in the year ended December 31, 2013. Our 2014 effective income tax rate includes a reduction of income tax expense associated with the reversal of uncertain tax positions (and related interest and penalties) and an increase in deferred tax expense associated with the revaluation of the carrying value of our deferred tax attributes in connection with a realignment of our tax structure. We anticipate that our tax realignment will reduce our future blended state income tax rates, reducing the future economic benefit expected to be realized from our deferred tax attributes at the time of their reversal.

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

Net Income.    Net income in 2014 decreased to $4.1 million as compared to $34.7 million in 2013. The decrease in net income during the comparative fiscal periods is primarily related to the 2013 reversal of a majority of the Company’s previously established valuation allowance against the carrying value of deferred tax attributes. To a lesser extent, the decrease in reported net income during 2014 is also attributable to the comparative increase in 2014 service revenue and the reported $1.5 million loss recovery in connection with the Fullscope Settlement Agreement, which were offset by the decrease in software revenue (and the associated margin contribution), the increase in contractor expense and the increase in the Company’s effective income tax rate (as described above).

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

During the years ended December 31, 2013 and 2012, software revenue totaled $11.6 million, or 11.2% of total revenue, and $10.2 million, or 10.1% of total revenue, respectively. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on an annual basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a meaningful component of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our total revenue and gross margins.

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

The Company recognized $2.5 million and $788 thousand in PI2-related software revenue during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, our PI2-related development and training projects had been completed and we had fully recognized all PI2-related software revenue. No PI2-related service revenue or software revenue has been recognized by the Company since December 31, 2013.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursable expense revenue decreased slightly to $7.4 million in 2013, as compared to $7.6 million in 2012. The aggregate amount of reimbursable expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare and the number of our projects that require travel.

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

Reimbursable expenses decreased slightly in 2013, to $7.4 million, as compared to $7.6 million in 2012. The aggregate amount of reimbursable expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

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

The consistency of 2013 SG&A expense (as compared to 2012), is primarily the result of decreases in recruiting costs, occupancy-related expenses, sales-related salaries and wages (including commissions) and the absence of a $550 thousand incremental expense recognized in the second quarter of 2012 related to the estimated pre-acquisition Fullscope sales and use tax exposure. These decreases in comparative year-to-date SG&A expense were offset by increased expenses related to annual performance-based bonus and commission plans and stock-based compensation expense.

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

Operating Income.    The Company’s 2013 operating income increased by $2.8 million to $4.7 million compared to $1.9 million in 2012. The 2013 improvements in operating income are primarily attributable to the increase in gross margin contribution from software revenue (directly related to the recognition of $2.5 million in high margin PI2-related software revenue). To a lesser extent, 2013 operating income was aided by growth in service revenue (and associated improvement in billable consultant utilization) in 2013, the absence of the $550 thousand charge in 2012 associated with pre-acquisition Fullscope sales and use tax exposure and a reduction in amortization expense. These items were partially offset by changes in other operating expenses, which are described above.

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

The Company’s fourth quarter 2013 tax benefit recorded in connection with the reversal of the majority of the valuation allowance established against the carrying value of deferred tax assets is more fully described elsewhere herein, including “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Taxes and Valuation of Deferred Tax Assets” and “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Income Taxes.”

Net Income.    Net income increased $33.3 million to $34.7 million, as compared to $1.4 million in 2012. The 2013 increase in net income is attributable to the 2013 reversal of the majority of the Company’s valuation allowance against the Company’s deferred tax assets, the gross margin contribution from software revenue (directly related to the recognition of $2.5 million in high margin PI2-related software revenue) and, to a lesser extent, growth in service revenue, the reduction in amortization expense and the absence of charges associated with the pre-acquisition Fullscope sales and use tax exposure.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2014	2013	2012
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$5,768	$4,733	$8,836
Investing activities	(260)	(807)	(592)
Financing activities	976	(266)	(1,932)
Effects of exchange rates	(37)	10	6

Total cash provided by during the year	$6,447	$3,670	$6,318

As of December 31, 2014, we had cash and cash equivalents of $26.8 million, a $6.4 million increase from the December 31, 2013 balance of $20.3 million. The primary drivers of the increase in cash during 2014 are the growth in service revenue and the improvement in operating performance combined with the $1.9 million received by the Company in connection with the settlement of the outstanding Fullscope acquisition-related escrow claims. Working capital, which is defined as current assets less current liabilities, increased $10.1 million, to $35.7 million, as of December 31, 2014, as compared to $25.6 million as of December 31, 2013.

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

Cash flow from operating activities is driven by collections of fees for our consulting services, reselling of software products and the collection of royalties on software products sold to a third party. Cash used in operations predominantly relates to employee compensation, payments to third party software providers, rent expense and professional fees.

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

Net cash provided by operating activities was $5.8 million in 2014, as compared to net cash provided by operating activities of $4.7 million in 2013 and net cash provided by operating activities of $8.8 million in 2012. The primary components of operating cash flows during 2014 were associated with improved operating performance and receipt of the $1.9 million settlement of the Fullscope acquisition-related escrow, partially offset by the payment of bonus and commissions under our performance-based bonus programs. Additionally, cash flow from operations was influenced by non-cash charges of $5.3 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and changes in lease abandonment assumptions). The primary components of operating cash flow during 2013 were net income of $34.7 million less $(30.4) million related to the reversal of the valuation allowance against the Company’s deferred tax assets and, to a lesser extent, non-cash charges of $3.0 million (consisting primarily of depreciation and amortization, provision for bad debts, and stock-based compensation), partially offset by the increase in accounts receivable of $1.5 million. The primary components of operating cash flow during 2012 were net income of $1.4 million plus non-cash charges of $3.1 million (consisting primarily of depreciation and amortization, changes in fair value of contingent earnout consideration, provision for bad debts, and stock-based compensation), combined with a decrease in accounts receivable of $5.0 million.

For the year ended December 31, 2014, net cash used in investing activities was $(260) thousand compared to net cash used in investing activities of $(807) thousand in 2013 and net cash used in investing activities of $(592) thousand in 2012. The 2014 and 2012 uses of cash were driven by the purchase of property and equipment. For the year ended December 31, 2013, net cash used in operating activities was driven by the acquisition of intellectual property and the purchase of property and equipment. Cash used in investing activities in 2014, 2013 and 2012 also included capitalized software development costs related to software to be used in the Microsoft Dynamics AX environment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $976 thousand in 2014 compared to net cash used in financing activities of $(266) thousand in 2013 and net cash used in financing activities of $(1.9) million in 2012. The 2014, 2013 and 2012 activities were driven by the repurchase of common stock in the amount of $(967) thousand, $(1.5) million and $(2.6) million, respectively, returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, and offset by proceeds received from our employees related to our Employee Stock Purchase Plan and, with respect to 2014 and 2013, the exercise of employee stock options.

As a result of the above, our combined cash, cash equivalents, and marketable securities increased by $6.4 million, $3.7 million, and $6.3 million in 2014, 2013, and 2012, respectively. The aggregate of our cash, cash equivalents and marketable securities was $26.8 million, $20.3 million, and $16.7 million as of December 31, 2014, 2013, and 2012, respectively.

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of December 31, 2014.

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

We lease office space under noncancellable operating lease arrangements through 2016. Lease payments were approximately $1.8 million, $1.7 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$2,634	$1,524	$1,110	$-	$-

Total (1)	$2,634	$1,524	$1,110	$-	$-

(1)	Excluded from the above table is $58 thousand of gross liability for uncertain tax positions recorded in accrued liabilities in our consolidated balance sheets at December 31, 2014. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Income Taxes” included elsewhere herein.

Recently Issued Accounting Pronouncements

Refer to “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” included elsewhere herein for a discussion of recent accounting changes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments is held for trading purposes. We did not purchase derivative financial instruments in 2014 or 2013. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the Company’s financial condition, results of operations or cash flows.

For the last three years, the impact of inflation and changing prices has not been material on revenues or income from continuing operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Technology, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Edgewater Technology Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 2, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited Edgewater Technology, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Edgewater Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Edgewater Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Edgewater Technology, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 2, 2015

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$26,768	$20,321
Accounts receivable, net of allowance of $150	24,654	19,842
Deferred tax assets, net	1,196	1,175
Prepaid expenses and other current assets	1,053	936

Total current assets	53,671	42,274

Property and equipment, net	1,029	1,437
Intangible assets, net	480	956
Goodwill	12,049	12,049
Deferred tax assets, net	25,974	29,097
Other assets	210	254

Total assets	$93,413	$86,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$315	$680
Accrued liabilities	16,142	14,326
Deferred revenue	1,516	1,715

Total current liabilities	17,973	16,721

Other liabilities	411	760

Total liabilities	18,384	17,481

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 11,440 and 11,049 shares outstanding as of December 31, 2014 and 2013, respectively	297	297
Paid-in capital	210,989	211,852
Treasury stock, at cost, 18,296 and 18,687 shares at December 31, 2014 and 2013, respectively	(119,878)	(123,186)
Accumulated other comprehensive loss	(220)	(154)
Accumulated deficit	(16,159)	(20,223)

Total stockholders’ equity	75,029	68,586

Total liabilities and stockholders’ equity	$93,413	$86,067

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Service revenue	$96,604	$84,616	$83,137
Software revenue	8,118	11,587	10,190
Reimbursable expenses	8,267	7,353	7,554

Total revenue	112,989	103,556	100,881

Cost of revenue:
Project and personnel costs	58,912	52,741	51,594
Software costs	4,444	5,890	6,454
Reimbursable expenses	8,267	7,353	7,554

Total cost of revenue	71,623	65,984	65,602

Gross profit	41,366	37,572	35,279

Operating expenses:
Selling, general and administrative	33,016	31,636	31,563
Depreciation and amortization	928	1,225	1,801

Total operating expenses	33,944	32,861	33,364

Operating income	7,422	4,711	1,915

Other expense, net	181	92	67

Income before income taxes	7,241	4,619	1,848
Tax provision (benefit)	3,177	(30,089)	401

Net income	$4,064	$34,708	$1,447

Comprehensive income:
Currency translation adjustment	(66)	(31)	(24)

Total comprehensive income	$3,998	$34,677	$1,423

Income per share:
Basic net income per share of common stock	$0.37	$3.21	$0.13

Diluted net income per share of common stock	$0.31	$2.88	$0.13

Shares used in computing basic net income per share of common stock	11,131	10,813	11,180

Shares used in computing diluted net income per share of common stock	13,090	12,031	11,589

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (loss)	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2012	29,736	$297	$213,282	(18,425)	$(125,389)	$(99)	$(56,378)	$31,713
Issuance of common stock related to employee stock plans	-	-	(1,463)	280	2,226	-	-	763
Repurchases of common stock	-	-	-	(694)	(2,643)	-	-	(2,643)
Share-based compensation expense	-	-	1,419	-	-	-	-	1,419
Currency translation adjustment	-	-	-	-	-	(24)	-	(24)
Net income	-	-	-	-	-	-	1,447	1,447

BALANCE, December 31, 2012	29,736	297	213,238	(18,839)	(125,806)	(123)	(54,931)	32,675
Issuance of common stock related to employee stock plans	-	-	(2,855)	517	4,133	-	-	1,278
Repurchases of common stock	-	-	-	(365)	(1,513)	-	-	(1,513)
Share-based compensation expense	-	-	1,469	-	-	-	-	1,469
Currency translation adjustment	-	-	-	-	-	(31)	-	(31)
Net income	-	-	-	-	-	-	34,708	34,708

BALANCE, December 31, 2013	29,736	297	211,852	(18,687)	(123,186)	(154)	(20,223)	68,586
Issuance of common stock related to employee stock plans	-	-	(2,375)	534	4,275	-	-	1,900
Repurchases of common stock	-	-	-	(143)	(967)	-	-	(967)
Share-based compensation expense	-	-	1,512	-	-	-	-	1,512
Currency translation adjustment	-	-	-	-	-	(66)	-	(66)
Net income	-	-	-	-	-	-	4,064	4,064

BALANCE, December 31, 2014	29,736	$297	$210,989	(18,296)	$(119,878)	$(220)	$(16,159)	$75,029

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,064	$34,708	$1,447
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	1,142	1,552	1,957
Provision for doubtful accounts	-	(100)	(50)
Deferred income taxes	3,102	(30,358)	(28)
Share-based compensation	1,512	1,469	1,419
Excess tax benefits from stock options	(43)	31	-
Lease abandonment	(400)	-	-
Loss on disposal of fixed assets	-	9	-
Change in fair value of contingent earnout consideration	-	-	(231)
Changes in operating accounts:
Accounts receivable	(4,839)	(1,508)	5,046
Prepaid expenses and other current assets	(119)	476	(660)
Other assets	44	(5)	(11)
Accounts payable	(364)	87	(1,265)
Accrued liabilities	1,867	(374)	(188)
Deferred revenue	(198)	(1,254)	1,400

Net cash provided by operating activities	5,768	4,733	8,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	-	(200)	-
Capitalization of product development costs	(40)	(296)	(235)
Purchases of property and equipment	(220)	(311)	(357)

Net cash used in investing activities	(260)	(807)	(592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	-	-	(52)
Proceeds from employee stock purchase plans and stock option exercises	1,900	1,278	763
Excess tax benefits from stock options	43	(31)	-
Repurchases of common stock	(967)	(1,513)	(2,643)

Net cash provided by (used in) financing activities	976	(266)	(1,932)

Effects of exchange rates on cash	(37)	10	6
Net increase in cash and cash equivalents	6,447	3,670	6,318
CASH AND CASH EQUIVALENTS, beginning of period	20,321	16,651	10,333

CASH AND CASH EQUIVALENTS, end of period	$26,768	$20,321	$16,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$16	$-	$-

Cash paid for income taxes	$606	$266	$549

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock awards	$678	$1,051	$-

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company”, “we”, or “our”) is a strategic consulting firm that brings a synergistic blend of classic consulting and product-based consulting services to its customer base. Headquartered in Wakefield, Massachusetts, we typically go to market both vertically by industry and horizontally by product and technology specialty and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to reduce costs, improve process and increase revenue through the judicious use of technology. As a result, substantially all our revenue and assets are in North America.

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

Cash and Cash Equivalents –

Cash and cash equivalent balances consist of deposits and investments in money market funds. All highly liquid investments with remaining maturities of three months or less at the date of purchase are considered cash equivalents. The Company’s cash equivalents consisted of $4.1 million in money market funds as of December 31, 2014 and 2013.

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

Product Development Costs –

The Company periodically develops software modules to be used within the Microsoft Dynamics AX environment. Capitalization of qualified software development costs begins upon the establishment of technological feasibility. Amortization of capitalized software development costs, which is recorded as a component of cost of revenue, is provided on a product-by-product basis, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. At each balance sheet date, the Company evaluates the unamortized capitalized software development costs for potential impairment by comparing the net unamortized balance to the net realizable value of the products. The Company capitalized a total of $40 thousand and $493 thousand in software development costs during the years ended December 31, 2014 and 2013, respectively. Amortization expense of $214 thousand, $327 thousand and $156 thousand has been recorded (within software costs on the consolidated statements of comprehensive income) during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Goodwill and Intangible Assets –

Goodwill has an indefinite useful life and is not amortized but is evaluated for impairment annually (the “Annual Impairment Test”) or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. Intangible assets that have finite lives are amortized using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from 1.5 to 7.5 years and is further described in Note 6.

The Company engages in business activities in one reportable segment, which combines management consulting, technical knowledge, and enterprise management solutions to develop custom technology and business process solutions. The Company has three reporting units (operating segments) for purposes of its allocation of goodwill and performance of its impairment evaluation. The Company aggregates our three individual reporting units into one reportable segment based upon similar economic characteristics and other operating similarities.

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

the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing the Guideline Company Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The 2014 analysis confirmed that fair values exceeded carrying values, and therefore no impairment existed, and accordingly, a second step analysis was not deemed necessary.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the years ended December 31, 2014, 2013 or 2012.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Other Expense, Net –

The following table represents the components of other expense, net:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Interest expense (income)	$15	$(2)	$(6)
Loss on foreign exchange transactions	166	94	73

Other expense, net	$181	$92	$67

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Earnings Per Share –

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$4,064	$34,708	$1,447

Weighted average common shares outstanding	11,131	10,813	11,180

Basic net income per share of common stock	$0.37	$3.21	$0.13

Diluted net income per share:
Net income applicable to common shares	$4,064	$34,708	$1,447

Weighted average common shares outstanding	11,131	10,813	11,180
Dilutive effects of stock options and restricted stock awards	1,959	1,218	409

Weighted average common shares, assuming dilutive effect of stock options	13,090	12,031	11,589

Diluted net income per share of common stock	$0.31	$2.88	$0.13

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 47 thousand, 507 thousand and 1.7 million in the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, there were approximately 3.9 million and 4.1 million share-based awards outstanding under the Company’s equity plans, respectively.

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

The Company has historically incurred minimal credit losses. No customer balances were in excess of 10% of the Company’s total receivables balance as of December 31, 2014 or 2013.

For the years ended December 31, 2014, 2013 and 2012, no customer represented 10% or more of the Company’s total revenue or total service revenue. For the years ended December 31, 2014, 2013 and 2012, our five largest customers represented 17.8%, 16.5% and 14.8% of our service revenue in the aggregate, respectively.

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

The assumptions used in computing the fair value of share-based awards reflect management’s best estimates but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control. As a result, if other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2014, 2013, and 2012 could have been materially different. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially impacted in the future.

Foreign Currency Translation —

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

Recent Accounting Pronouncements —

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

In August 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

As of December 31, 2014 and 2013, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its money market investments.

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
Balance at December 31, 2014:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

Balance at December 31, 2013:
Financial assets:
Money market investment	$4,084	$4,084	$-	$-

Total financial assets	$4,084	$4,084	$-	$-

The Company did not transfer any financial instruments into or out of Level 3 classification during 2014, 2013 or 2012.

The Company classified its liability for contingent earnout consideration related to its acquisitions of Fullscope and Meridian within Level 3 of the fair value hierarchy because the fair values are determined using significant unobservable inputs, which included probability weighted cash flows. During the year ended December 31, 2012, the Company reversed $231 of accrued contingent earnout consideration (recorded with selling, general and administrative expense on our consolidated statement of comprehensive income). The Company had no amounts recorded as Level 3 instruments as of December 31, 2014, 2013 or 2012.

4.	ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $2.4 million and $2.7 million at December 31, 2014 and 2013, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any probable losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance at beginning of year	$150	$250	$300
Provisions for doubtful accounts	47	39	21
Charge-offs, net of recoveries	(47)	(139)	(71)

Balance at end of year	$150	$150	$250

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2014	2013
	(In Thousands)
Furniture, fixtures and equipment	$1,553	$1,553
Computer equipment and software	1,210	1,357
Leasehold improvements	3,045	3,058

	5,808	5,968
Less accumulated depreciation and amortization	(4,779)	(4,531)

Total	$1,029	$1,437

Depreciation expense related to property and equipment for the years ended December 31, 2014, 2013 and 2012 totaled approximately $626 thousand, $814 thousand and $837 thousand, respectively. The Company disposed of $378 thousand and $345 thousand of equipment that was no longer in use during 2014 and 2013, respectively. A loss on disposal of property and equipment of $9 thousand was recognized in the year ended December 31, 2013. No gain or loss on disposal was recognized during the years ended December 31, 2014 or 2012, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

Goodwill
(In Thousands)
Balance at January 1, 2013	$12,049
Adjustments to goodwill in 2013	-

Balance at December 31, 2013	12,049
Adjustments to goodwill in 2014	-

Balance at December 31, 2014	$12,049

Cumulative goodwill impairment charges of $54.6 million (related to impairments recognized in 2002 and 2008) are reflected in the ending goodwill balance at December 31, 2014.

As of December 31, 2014, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company in 2009 and 2010 and capitalized internally developed software costs.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Other net intangibles amounted to $480 thousand and $956 thousand as of December 31, 2014 and 2013, respectively. Below is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2014
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,822	$38
Customer relationships	10,378	-	10,330	48
Asset purchase agreement	1,400	-	1,400	-
Trade name and trademark	600	-	600	-
Capitalized product development costs	1,139	-	745	394

	$17,377	$-	$16,897	$480

	December 31, 2013
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,634	$226
Customer relationships	10,378	-	10,239	139
Asset purchase agreement	1,400	-	1,400	-
Trade name and trademark	600	-	586	14
Capitalized product development costs	1,099	-	522	577

	$17,337	$-	$16,381	$956

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 7.5 years
Asset purchase agreement	1.5 years
Trade name and trademark	5 years
Capitalized product development costs	3 years

Intangible assets are amortized assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. The weighted average amortization period for all intangible assets subject to amortization was 0.5 years, 1.5 years and 2.5 years as of December 31, 2014, 2013 and 2012, respectively. Amortization expense related to all intangible assets was $302 thousand, $738 thousand and $1.1 million in 2014, 2013 and 2012, respectively.

Amortization of $214 thousand, $327 thousand and $156 thousand related to capitalized software development costs were included within cost of revenue (specifically within software expense) on the consolidated statements of comprehensive income for the year ended December 31, 2014, 2013 and 2012, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Estimated annual amortization expense for the next five years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization Expense
(In Thousands)
2015	$279
2016	190
2017	11
2018	-
2019	-

7.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Components of accrued expenses consisted of the following:

	December 31,
	2014	2013
	(In Thousands)
Accrued bonuses	$4,268	$3,126
Accrued commissions	3,012	2,765
Accrued vacation	2,106	1,983
Accrued payroll related liabilities	2,055	1,682
Accrued software expense	820	1,093
Short-term portion of lease abandonment accrual	609	475
Deferred rent	400	513
Accrued sales and use tax	274	275
Income tax related accruals	107	614
Other accrued expenses	2,491	1,800

Total	$16,142	$14,326

Other long-term liabilities consisted of the Company’s long-term portion of lease abandonment accrual as of December 31, 2014 and 2013.

8.	INCOME TAXES:

General overview:

The Company is subject to U.S. federal tax as well as income tax in multiple states and local and foreign jurisdictions. The Company’s 2004 through 2014 tax years are open and may be subject to examination by these taxing authorities. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax provision (benefit).

For the year ended December 31, 2014, we recorded an income tax provision of $3.2 million compared to an income tax benefit of $(30.1) million and an income tax provision of $401 thousand in the years ended December 31, 2013 and 2012, respectively. The significant tax benefit recognized during 2013 related to the reversal of the majority of the valuation allowance provided against the carrying value of our deferred tax assets.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

Deferred tax asset valuation allowance:

As of December 31, 2014, we had gross deferred tax assets of $28.7 million. Our deferred tax assets have arisen as a result of timing differences (primarily generated in connection with historical goodwill and intangible asset impairment charges), net operating loss carryforwards and tax credits. These assets represent amounts that we are able to use to reduce our future taxable income.

We maintained a valuation allowance of $1.5 million against the carrying value of our gross deferred tax attributes as of December 31, 2014 and 2013. Prior to December 31, 2013, we maintained a full valuation allowance on our deferred tax assets, reducing the carrying value of these assets on our balance sheet to zero.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. Beginning in 2010, we maintained a full valuation allowance against our net deferred tax assets primarily due to the fact that we had essentially been in a cumulative pre-tax loss position over the most recent three-year period. While there had been a trend of positive evidence that had been strengthening in subsequent years, it was not sufficiently persuasive to outweigh the negative evidence provided by our cumulative pre-tax loss position. During the year ended December 31, 2013, we emerged from a cumulative three year pre-tax loss position, which removed this important piece of negative evidence from our evaluation.

Our assessment for the year ended December 31, 2013 considered the following positive and negative evidence. Based on this evidence, we concluded that it was more likely than not that we would generate sufficient pre-tax income in future periods to utilize substantially all of our deferred tax assets.

Positive Evidence:

¡

We had generated U.S.-based pre-tax income of more than $8.2 million over the previous three years and had utilized some of our available tax assets to reduce tax liabilities that would have otherwise arisen in those periods.

¡	The majority of our federal net operating loss carryforwards do not expire until 2020.
¡

Our financial performance had continued to improve. We had reported steady growth in operating income over the previous three years and believed that our financial performance would continue to improve.

¡	Our forecasts of future taxable income indicated that our pre-tax income and taxable income would increase in the future.

Negative Evidence:

¡	In the absence of a cumulative loss in the previous three years, the remaining negative evidence consists of our accumulated deficit.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

After consideration of this evidence, we determined that it was unlikely that the losses incurred prior to the year ended December 31, 2011 would be repeated and as a result, we did not place significant weight on the negative evidence provided by our pre-2011 losses.

We believed that our positive evidence was strong. The improved financial performance in previous years was an objectively verifiable piece of positive evidence and was the result of a number of factors that had been present to a greater or lesser extent in prior years but had only gathered sufficient weight during 2013 to deliver objectively verifiable, consistent taxable income.

In light of the fact that the majority of our federal NOLs expire in 2020, a key consideration in our analysis was the Company’s projections of future taxable income. In performing our analysis, we utilized the most updated plans and projections that we used to manage our underlying business and calculated the utilization of our deferred tax assets under a number of scenarios.

The Company, during its 2014 period assessment of the need for a valuation allowance against the carrying value of deferred tax assets, noted that the same historical positive and negative evidence contemplated in our 2013 analysis, in conjunction with the continued improvement in operating performance during 2014, provided the Company with strengthening positive evidence supporting that a full valuation allowance was not required.

Realization of our deferred tax assets is dependent on our generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income would be sufficient to allow us to recover substantially all of the value of our deferred tax assets, realization is not assured and future events could cause us to change our judgment. In the event that actual results differ from our estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment.

Income tax provision (benefit):

Significant components of the Company’s income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Current tax expense:
Federal	$-	$-	$-
State	377	234	263
Foreign	68	95	93

	445	329	356
Deferred tax expense (benefit):
Federal	2,092	5,088	1,178
State	709	748	173
Foreign	301	-	-
Change in valuation allowance	-	(36,226)	(1,323)

	3,102	(30,390)	28
Unrecognized tax benefit	(370)	(28)	17

Income tax provision (benefit)	$3,177	$(30,089)	$401

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiary because the Company considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation.

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of comprehensive income result from the following:

	Year Ended December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$2,468	34.0%	$1,570	34.0%	$628	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	556	7.7	243	5.2	174	9.4
Tax rate difference on foreign income taxes	26	0.4	47	1.0	188	10.1
Tax effect of rate change on deferred tax assets	252	3.5	(169)	(3.6)	-	-
Non-deductible items	112	1.6	98	2.1	160	8.6
Net decrease in deferred tax attributes	183	2.5	4,370	94.6	516	27.9
Decrease in valuation allowance against certain deferred tax assets	-	-	(36,226)	(784.3)	(1,323)	(71.6)
Unrecognized tax benefits	(370)	(5.1)	(28)	(0.6)	17	0.9
Other, net	(50)	(0.7)	6	0.1	41	2.4

	$3,177	43.9%	$(30,089)	(651.5)%	$401	21.7%

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$17,539	$19,552
Acquired intangible assets	6,444	7,543
Reserves and accruals	1,565	1,656
Share-based compensation	2,877	2,775
Depreciation	407	346

Total deferred income tax assets	28,832	31,872
Deferred income tax liabilities:
Acquired intangible assets	(18)	(96)
Other	(144)	(4)

Total deferred income tax liabilities	(162)	(100)
Valuation allowance	(1,500)	(1,500)

Deferred income tax asset, net	$27,170	$30,272

Components of the net deferred tax assets reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2014		December 31, 2013
	Current	Long-term	Current	Long-term
	(In Thousands)
Assets	$1,265	$27,677	$1,238	$30,625
Liabilities	(3)	(269)	(4)	(87)
Valuation allowance	(66)	(1,434)	(59)	(1,441)

Net deferred tax asset (liability)	$1,196	$25,974	$1,175	$29,097

Significant deferred tax attributes and current activity within the Company’s deferred tax accounts included the following:

Net Operating Loss Carryforwards and Credits:    As of December 31, 2014, we had tax affected net operating loss carryforwards for both federal and state income tax purposes of approximately $15.3 million and alternative minimum and worker’s opportunity credits of approximately $2.1 million, which expire at various intervals through 2030. However, $12.1 million of the Company’s federal net operating loss carryforwards and $1.0 million of worker’s opportunity tax credits are set to expire in 2020.

Not included in the federal net operating loss carryforwards are $1.1 million of excess tax deductions from stock option exercises during fiscal 2014 and 2013. Pursuant to the guidance on accounting for stock-based

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	INCOME TAXES (Continued):

compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when taxes payable are reduced on the income tax return.

Additionally, the Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization. The Company has various tax-effected net operating loss carryforwards for state income tax purposes of approximately $1.1 million which expire at various intervals through 2034.

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance, beginning of year	$1,500	$37,726	$39,049
Additions	-	-	-
Reductions, net	-	(36,226)	(1,323)

Balance, end of year	$1,500	$1,500	$37,726

Unrecognized tax benefits:

In accordance with our evaluation of unrecognized tax benefits, we have established a liability representing our estimated amount of unrecognized tax benefits, plus an additional provision for penalties and interest. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Gross unrecognized tax benefits, beginning of year	$108	$140	$155
Increase in tax position in current year	-	-	-
Settlement/Expiration of statute	-	(32)	(15)
De-recognition through administrative policy	(99)	-	-

Gross unrecognized tax benefits, end of year	$9	$108	$140

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statements of comprehensive income. As of December 31, 2014 and 2013, accrued interest and penalties was $49 thousand and $320 thousand, respectively.

As of December 31, 2014, the $9 thousand tax benefit, if recognized, would not have a material impact on our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the Plan were approximately $592 thousand, $550 thousand and $540 thousand in each of the years ended December 31, 2014, 2013 and 2012.

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS:

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

As of December 31, 2014, there are 349,274; 19,702; and 203,527 shares available for future grant under the 2000 Plan, 2008 Plan, and 2012 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006 or the 2003 Plan, as it expired on May 22, 2013.

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

During the years ended December 31, 2014 and 2013, the Company granted options to purchase 352,500 and 412,170 shares of common stock, respectively, principally as part of a long-term incentive program and in connection with the Company’s Board of Directors compensation program. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 22.5% (in all periods presented) to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

The share-based compensation expense and its classification in the statements of comprehensive income were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Project and personnel costs	$242	$276	$366
Selling, general and administrative	1,270	1,193	1,053

Total share-based compensation expense	$1,512	$1,469	$1,419

The fair value of each option award granted during 2014, 2013 and 2012, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2014	2013	2012
Expected volatility	48.0%	47.5%	52.4%
Expected dividend yield	-%	-%	-%
Expected life (in years)	3.69	3.75	3.86
Risk-free interest rate	0.8%	0.4%	0.4%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the year ended December 31, 2014, 2013 and 2012 was $2.53, $1.51 and $1.53 per share, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2013	4,109,537	$3.85
Granted	412,170	4.18
Exercised	(250,123)	3.39
Forfeited or expired	(262,556)	4.30

Outstanding at December 31, 2013	4,009,028	$3.89	3.87	$12,933
Granted	352,500	6.92
Exercised	(346,189)	3.69
Forfeited or expired	(280,106)	8.45

Outstanding at December 31, 2014	3,735,233	$3.85	3.51	$13,667

Vested and expected to vest at December 31, 2014	3,555,183	$3.79	3.42	$10,054

Exercisable at December 31, 2014	2,935,009	$3.50	3.02	$11,779

The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was approximately $1.2 million, $639 thousand and $103 thousand, respectively.

2003 Equity Incentive Plan, 2008 Omnibus Incentive Plan, and 2012 Omnibus Incentive Plan — Restricted Share Awards

The 2003 Plan, the 2008 Plan, and 2012 Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors (the “Restricted Share Plans”). Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share of the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a 5-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2014, 154 thousand restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

During the years ended December 31, 2014 and 2013, the Company issued 84,800 and 131,380 restricted share awards, respectively, to employees at a purchase price of $0.01 per share. No restricted share awards were issued to employees during the year ended December 31, 2012. Additionally, the Company recognized share-based compensation expense of $386 thousand, $178 thousand and $18 thousand during the years ended December 31, 2014, 2013 and 2012, respectively related to restricted share awards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	9,000	$2.97
Granted	131,380	4.16
Vested	(14,190)	(2.97)

Non-vested at December 31, 2013	126,190	$4.13
Granted	84,800	7.01
Vested	(57,272)	(4.49)

Non-vested at December 31, 2014	153,718	$5.57

Expected to vest at December 31, 2014	153,718	$5.57

The total fair value of stock awards vested during the years ended December 31, 2014, 2013 and 2012 was $797 thousand, $55 thousand and $24 thousand, respectively.

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

During the year ended December 31, 2014, 2013 and 2012, the Company issued 103,401; 135,100 and 176,375 shares, respectively, to employees under the 2008 ESPP Plan.

The fair value of each 2008 ESPP Plan offering was estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility.

	Year Ended December 31,
	2014	2013	2012
Expected volatility	47.2%	42.7%	52.5%
Expected dividend yield	-%	-%	-%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.0%	0.1%	0.1%

The weighted-average fair value of the shares issued under the 2008 ESPP Plan in 2014, 2013 and 2012, based upon the assumptions in the preceding table, was $1.75, $1.05 and $0.78, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

Compensation Expense

As of December 31, 2014, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.7 million and is expected to be recognized over a weighted average period of 1.02 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and 2008 ESPP Plan issuances. Shares may also be issued from unissued share reserves.

11.	CAPITAL STOCK:

Common and Preferred Stock -

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2014 and 2013, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2014 and 2013.

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

The Company repurchased a total of 143 thousand and 365 thousand shares of common stock during the years ended December 31, 2014 and 2013, respectively, at an aggregate purchase price of $967 thousand and $1.5 million, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Commitments.    We lease office space and certain equipment under operating leases that expire at various times through 2016. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014, were as follows:

Year Ending December 31,	Abandoned Lease	Operating Leases
	(In Thousands)
2014	$609	$915
2015	456	649
2016	-	5
2017	-	-
Thereafter	-	-

	$1,065	$1,569

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued):

Rent payments under operating leases were $1.8 million, $1.7 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contingencies.    We are sometimes a party to litigation incidental to our business. We believe that these routine legal proceedings will not have a material adverse effect on our financial position. We are not involved in any legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts with coverages and deductibles that we believe are reasonable. However, there can be no assurance that such coverages will continue to be available on reasonable terms or will be available in sufficient amounts to cover possible claims that may arise in the future, or that our insurers will not disclaim coverage as to any future claim. The successful assertion of one or more claims against the Company that exceed available insurance coverages or changes in the Company’s insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company had approximately $58 thousand and $428 thousand of unrecognized tax benefits, penalties and interest expense related to uncertain tax positions as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, we have an accrual for pre-acquisition sales and use tax exposure of $250 thousand. The potential sales and use tax-related liability was created by the methods employed by a former employee of Fullscope to conceal a fraudulent activity. The originally estimated sales and use tax exposure of $1.5 million was reduced as we update our filings and submitted the required payments. Future amounts recovered, if any, will be recorded by the Company in the period in which the amounts are determined to be probable of recovery from escrow.

13.	REVOLVING LINE OF CREDIT

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15.0 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was in compliance with all covenants as of December 31, 2014. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of December 31, 2014.

14.	SALE OF INTELLECTUAL PROPERTY

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	SALE OF INTELLECTUAL PROPERTY (Continued)

respective fair value, with the fair value determined by the price charged when that element is sold separately. We recognized $2.5 million and $788 thousand of license-related revenue, reported as Software revenue in our consolidated statement of comprehensive income, during the years ended December 31, 2013 and 2012, respectively. We completed all deliverable required in the PI2-related services contracts as of December 31, 2013. Accordingly, no PI2-related software or service revenue will be recognized after December 31, 2013.

15.	UNAUDITED SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION:

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2014 and 2013. The quarterly operating results are not necessarily indicative of future results of operations.

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$27,614	$29,222	$28,729	$27,424	$112,989
Gross profit	$10,107	$10,886	$10,416	$9,957	$41,366
Net income	$711	$1,721	$976	$656	$4,064
Basic income per share	$0.06	$0.15	$0.09	$0.06	$0.37
Diluted income per share	$0.06	$0.13	$0.08	$0.05	$0.31

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Data)
Total revenue	$23,476	$27,900	$25,399	$26,781	$103,556
Gross profit	$7,140	$10,041	$9,657	$10,734	$37,572
Net (loss) income	$(889)	$1,414	$1,772	$32,411	$34,708
Basic (loss) income per share	$(0.08)	$0.13	$0.17	$2.99	$3.21
Diluted (loss) income per share	$(0.08)	$0.12	$0.14	$2.55	$2.88

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Controls and Procedures

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2015. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors — Nominees for Election” and “Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 3, 2015.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership — Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 3, 2015.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance — Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 3, 2015.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c) (3), (d) (4) and (d) (5) of Item 407 of Regulation S-K is incorporated by reference to the material under caption “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 3, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance — Compensation of Outside Directors”, “Corporate Governance — Outside Directors Compensation Table for 2014,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 3, 2015.

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

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201 (d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Equity Compensation Plans” and “Stock Ownership — Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 3, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 3, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A is incorporated herein by reference to the material under the captions “Corporate Governance — Board and Board Committee Matters — Audit Committee”, “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 3, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on March 2, 2015.

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

Name	Title	Date
/s/ SHIRLEY SINGLETON Shirley Singleton	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/s/ PAUL E. FLYNN Paul E. Flynn	Director	March 2, 2015

/s/ PAUL GUZZI Paul Guzzi	Director	March 2, 2015

/s/ NANCY L. LEAMING Nancy Leaming	Director	March 2, 2015

/s/ MICHAEL R. LOEB Michael R. Loeb	Director	March 2, 2015

/s/ WAYNE WILSON Wayne Wilson	Director	March 2, 2015

(a) 3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of May 17, 2010, by and among Edgewater Technology-Meridian, Inc., Meridian Consulting International LLC and Andrew Starks, Ryan Meester and Ricardo Rasche (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on May 18, 2010).*

2.2	Asset Purchase Agreement, dated as of June 29, 2012, between Microsoft Corporation and Fullscope, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 6, 2012). * (2)

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on May 13, 2011).

3.2	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 28, 2007).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2013).

4.2	Article Four of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

10.1	Form of Director Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on March 12, 2012).

10.2	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31,2001 filed with the SEC on March 27, 2002). (1)

10.3	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as amended (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 6, 2012). (1)

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(2)	Confidential treatment granted as to portions of the agreement. Confidential materials omitted and filed separately with the SEC.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon its request.

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.4	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, as amended (Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 000-20971) filed on April 25, 2011). (1)

10.5	Edgewater Technology, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 4.10 of Form S-8 (File No.333-106325), filed with the SEC on June 20, 2003). (1)

10.6	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.7	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.8	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.9	Restated Change in Control Agreement by and among the Company and Timothy R. Oakes, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.10	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, 333-153740 filed with the SEC on September 30, 2008). (1)

10.11	Restated Change in Control Agreement by and among the Company and Robin Ranzal Knowles, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.12	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.13	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(a) 3.	Exhibits (Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.14	Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.15

Form of Non-Qualified Stock Option Agreement (Employee) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.3 to the Company’s

Form 8-K filed with the SEC on June 8, 2012). (1)

10.17	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.18	Form of Non-Qualified Stock Option Agreement (Executive) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on September 28, 2012). (1)

10.19	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.20	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.21	Loan Agreement, dated as of September 23, 2013, among Edgewater Technology, Inc., its subsidiaries listed therein and RBS Citizens, N.A. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2013).

10.22	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Executive Officers with Employment Agreements) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013).(1)

10.23	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Employees without Employment Agreements) (Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2013).(1)

10.24	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Non-Employee Directors) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013).(1)

21.1	Subsidiaries of Edgewater Technology, Inc.+

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.+

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

+	Filed herewith

(a) 3.	Exhibits-(Continued)

EXHIBIT INDEX

Exhibit Number	Description

24.1	Power of Attorney (See Signature Page).+

31.1	13a-14 Certification — President and Chief Executive Officer +

31.2	13a-14 Certification — Chief Financial Officer +

32	Section 1350 Certification +

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) Notes to the Consolidated Financial Statements.+

+	Filed herewith