Form 10-Q
period 2015-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2015-05-04
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 30, 2015 was 11,604,799.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,921	$26,768
Accounts receivable, net of allowance of $150	25,529	24,654
Deferred tax assets, net	1,198	1,196
Prepaid expenses and other current assets	1,616	1,053

Total current assets	47,264	53,671
Property and equipment, net	1,038	1,029
Intangible assets, net	3,554	480
Goodwill	17,758	12,049
Deferred tax assets, net	26,651	25,974
Other assets	222	210

Total assets	$96,487	$93,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602	$315
Accrued liabilities	15,793	16,142
Deferred revenue	3,022	1,516

Total current liabilities	19,417	17,973
Other liabilities	2,418	411

Total liabilities	21,835	18,384
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2015 and December 31, 2014, 11,576 and 11,440 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	297	297
Paid-in capital	210,624	210,989
Treasury stock, at cost, 18,160 and 18,296 shares at March 31, 2015 and December 31, 2014, respectively	(118,795)	(119,878)
Accumulated other comprehensive loss	(375)	(220)
Retained deficit	(17,099)	(16,159)

Total stockholders’ equity	74,652	75,029

Total liabilities and stockholders’ equity	$96,487	$93,413

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Service revenue	$22,677	$23,483
Software and license revenue	2,167	2,053
Reimbursable expenses	1,734	2,078

Total revenue	26,578	27,614
Cost of revenue:
Project and personnel costs	15,794	14,357
Software costs	1,405	1,072
Reimbursable expenses	1,734	2,078

Total cost of revenue	18,933	17,507

Gross profit	7,645	10,107

Operating expenses:
Selling, general and administrative	8,266	8,581
Direct acquisition costs	611	—
Depreciation and amortization	223	247

Total operating expenses	9,100	8,828

Operating (loss) income	(1,455)	1,279

Other expense, net	120	46

(Loss) income before income taxes	(1,575)	1,233
Tax (benefit) provision	(635)	522

Net (loss) income	$(940)	$711

Comprehensive (loss) income:
Currency translation adjustments	(155)	(26)

Total comprehensive (loss) income	$(1,095)	$685

Net (loss) income per share:
Basic net (loss) income per share of common stock	$(0.08)	$0.06

Diluted net (loss) income per share of common stock	$(0.08)	$0.06

Shares used in computing basic net (loss) income per share of common stock	11,345	10,968

Shares used in computing diluted net (loss) income per share of common stock	11,345	12,610

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(940)	$711
Adjustments to reconcile net (loss) income to net cash used in operating activities, excluding the impact of acquisition:
Depreciation and amortization	277	300
Share-based compensation expense	463	387
Deferred income taxes	(678)	360
Change in fair value of contingent earnout consideration	83	—
Changes in operating accounts:
Accounts receivable	785	(3,001)
Prepaid expenses and other current assets	(481)	(434)
Accounts payable	205	(332)
Accrued expenses and other liabilities	(3,222)	(719)
Deferred revenue	89	48

Net cash used in operating activities	(3,419)	(2,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Zero 2 Ten, Inc.	(4,543)	—
Purchases of property and equipment	(109)	(62)

Net cash used in investing activities	(4,652)	(62)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from employee stock plans and stock option exercises	256	200

Net cash provided by financing activities	256	200

Effects of exchange rates on cash	(32)	(2)

Net decrease in cash and cash equivalents	(7,847)	(2,544)
CASH AND CASH EQUIVALENTS, beginning of period	26,768	20,321

CASH AND CASH EQUIVALENTS, end of period	$18,921	$17,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$76	$148

Issuance of restricted stock awards	$620	$570

Change in fair value of contingent earnout consideration	$83	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2014 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “2014 Form 10-K”).

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2014 Form 10-K.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, acquisitions and the efficiency with which we utilize our employees.

Other comprehensive income consists of net income plus or minus any periodic currency translation adjustments.

3.	BUSINESS COMBINATIONS:

Acquisition of Zero 2 Ten: On March 13, 2015, the Company acquired substantially all of the assets and liabilities of Zero2Ten, pursuant to the terms of an Asset Purchase Agreement (the “Zero2Ten Acquisition”). Headquartered in Alpharetta, Georgia, Zero2Ten is a specialty solution provider of Microsoft’s CRM product. Zero2Ten has delivered its services to organizations across various vertical markets with an emphasis on manufacturing. The acquisition of Zero2Ten continues the investment in our ERP-related service offerings and aligns with our product-centric service offering model.

The Company has initially estimated total allocable purchase price consideration to be $8.9 million. The initial cash consideration paid at closing was $4.5 million. The cash paid at closing consisted of the $5.0 million purchase price less $457 thousand attributable to a net working capital adjustment. The initial consideration paid by the Company was increased by $4.4 million, representing our initial estimate of the fair value estimate of additional contingent earnout consideration that may be earned by Zero2Ten, which is described in more detail below. In addition to the above payments, the Company incurred approximately $611 thousand in direct transaction costs, which are expensed when incurred.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	BUSINESS COMBINATIONS: (Continued)

An earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures (and is not impacted by continued employment status) over two consecutive twelve-month earnout periods, concluding on March 13, 2017. Based upon initial fair value estimates, the Company has increased the total purchase price consideration described above by $4.4 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million.

In connection with the Zero2Ten Acquisition, we made certain initial estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill. Each of our initial fair value assessments are subject to subsequent adjustment as the Company obtains additional information (the “Measurement Period”). We expect the Measurement Period to be completed during the second quarter of 2015. Subsequent adjustments to the original fair value estimates made by the Company during the Measurement Period for events or facts that existed as of the acquisition date will result in an adjustment to the carrying value of goodwill. Subsequent adjustments to the original fair value estimates related to events or facts occurring after the acquisition date will be reported as a periodic operating expense.

The Company performed a preliminary estimate with respect to fair value allocation of the purchase price among assets, liabilities and identified intangible assets. The preliminary allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Accounts receivable	$1,785
Other assets	227
Deferred revenue	(1,417)
Accounts payable and accrued expenses	(595)
Acquired intangible assets	3,200	5
Goodwill (deductible for tax purposes)	5,710

Total purchase price	$8,910

The Zero2Ten Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing March 13, 2015, are included in the Company’s accompanying consolidated statement of operations. Pro forma financial information related to the Zero2Ten Acquisition is not presented as the effect of this acquisition was not material to the Company.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	REVENUE RECOGNITION: (Continued)

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three-month periods ended March 31, 2015 and 2014.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive (loss) income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements (primarily related to the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive (loss) income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	REVENUE RECOGNITION: (Continued)

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

5.	SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $463 thousand and $387 thousand for the three-month periods ended March 31, 2015 and 2014, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $256 thousand and $200 thousand during the three-month periods ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.5 million and is expected to be recognized over a weighted-average period of 1.5 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES:

The Company recorded a tax (benefit) provision of $(635) thousand and $522 thousand for the three-month periods ended March 31, 2015 and 2014, respectively. The reported tax (benefit) expense for the three-month periods ended March 31, 2015 and 2014, is based upon an estimated annual effective tax rate of 40.3% and 42.3%, respectively, related to our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. During the year ended December 31, 2013, we emerged from a cumulative three year pre-tax loss position, which removed this important piece of negative evidence from our evaluation, as a result we concluded the asset was realizable and we reversed $36.2 million of the previously established deferred tax asset valuation allowance. As of both March 31, 2015 and December 31, 2014, the recorded deferred tax asset valuation allowance balance was $1.5 million.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three-month periods ended March 31, 2015 and 2014, we recognized, as a part of income tax expense, $2 thousand and $20 thousand, respectively, in interest and penalties related to our unrecognized tax benefits.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $9 thousand. Other than certain unrecognized tax benefits for which the statute of limitations will expire during the third quarter of 2015, we have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending March 31, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

7.	FAIR VALUE MEASUREMENT:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	FAIR VALUE MEASUREMENT: (Continued)

As of March 31, 2015 our financial assets and liabilities required to be measured on a recurring basis were our money market investments and contingent earnout consideration. As of December 31, 2014, our only financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at March 31, 2015:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$4,450	$—	$—	$4,450

Total financial liabilities	$4,450	$—	$—	$4,450

Balance at December 31, 2014:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the three-month period ended March 31, 2015.

The Company has classified its net liability for contingent earnout consideration relating to its acquisition of Zero2Ten within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of this acquisition is included within Note 3.

A reconciliation of the beginning and ending Level 3 net liabilities for the three-month period ended March 31, 2015 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2014	$—
Initial estimate of fair value related to Zero2Ten contingent earnout consideration	4,367
Change in fair value (included within selling, general and administrative expense)	83

Ending balance at March 31, 2015	$4,450

As of March 31, 2015 and December 31, 2014, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased to $17.8 million as of March 31, 2015 compared to $12.0 million as of December 31, 2014. This increase is the result of the acquisition of substantially all of the assets of Zero2Ten, Inc., which is further disclosed within Note 3. With the exception of the acquisition-related increase noted herein, there have been no other changes to the Company’s goodwill balance. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $74 thousand and $75 thousand during the three-month periods ended March 31, 2015 and 2014, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire at various times through 2020.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of our software expense) of $54 thousand and $53 thousand during the three-month periods ended March 31, 2015 and 2014, respectively.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2015	$819
2016	$933
2017	$746
2018	$613
2019 and beyond	$569

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(In Thousands)
Accrued short-term contingent earnout consideration	$2,297	$—
Accrued bonuses	1,648	4,268
Accrued commissions	1,053	3,012
Accrued vacation	2,774	2,106
Accrued payroll related liabilities	2,644	2,055
Accrued software expense	1,204	820
Short-term portion of lease abandonment accrual	609	609
Deferred rent	360	400
Accrued sales and use tax	292	274
Income tax related accruals	130	107
Other accrued expenses	2,782	2,491

Total	$15,793	$16,142

Other liabilities consisted of $2.2 million of contingent earnout consideration and $265 thousand the long-term portion of lease abandonment accrual as of March 31, 2015. Other liabilities consisted of $411 thousand of the long-term portion of lease abandonment accrual as of December 31, 2014.

10.	NET (LOSS) INCOME PER SHARE:

A reconciliation of net (loss) income and weighted average shares used in computing basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands, Except Per Share Data)
Basic net (loss) income per share:
Net (loss) income applicable to common shares	$(940)	$711

Weighted average common shares outstanding	11,345	10,968

Basic net (loss) income per share of common stock	$(0.08)	$0.06

Diluted net (loss) income per share:
Net (loss) income applicable to common shares	$(940)	$711

Weighted average common shares outstanding	11,345	10,968
Dilutive effect of stock options	—	1,642

Weighted average common shares, assuming dilutive effect of stock options	11,345	12,610

Diluted net (loss) income per share of common stock	$(0.08)	$0.06

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	NET (LOSS) INCOME PER SHARE: (Continued)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 69 thousand and 545 thousand in the three-month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, there were approximately 4.1 million and 4.4 million share-based awards, respectively, outstanding under the Company’s equity plans. Options to purchase 1.7 million shares of common stock that were outstanding during the three months ended March 31, 2015 were not included in the computation of diluted net loss per share due to the reported periodic loss.

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

The Company did not repurchase any shares of common stock during the three-month periods ended March 31, 2015 and 2014.

12.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was in compliance with all covenants as of March 31, 2015. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of March 31, 2015.

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

Below are Edgewater’s service categories with sample services:

•	Classic consulting services

•	CFO advisory services

•	Business improvement roadmaps

•	Organizational change management

•	Program/project management

•	Business process rejuvenation and integrated social media best practices

•	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Technical architecture and roadmaps

•	CIO advisory services

•	Strategic technology selections

•	Technical evaluation and design

•	Custom component design and implementation

•	Customer intelligence solutions using web/mobile analytics combined with social intelligence

•	Cloud architecture, integration and phasing solutions

•	On-going support services

•	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

•	Product-based consulting services

•	Business transformation through the use of packaged software solutions

•	Enterprise performance management with Oracle budgeting, planning, consolidation and strategic finance both on premise and in the cloud

•	Enterprise resource planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, Pharmaceuticals and Food and Beverage

•	Customer relationship management with Microsoft Dynamics CRM both on premise and in the cloud

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and specialized custom solutions

•	Business intelligence analytics

•	Design, development and introduction of IP that helps “verticalize” channel product stacks

•	Support and training services

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 86.3% and 93.6% of service revenue for the three-month periods ended March 31, 2015 and 2014, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 8.6% and 2.6% of service revenue for the three-month periods ended March 31, 2015 and 2014, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 5.1% and 3.8% of service revenue during the three-month periods ended March 31, 2015 and 2014, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive (loss) income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements (primarily the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive (loss) income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

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

Adjustments to Fair Value of Contingent Consideration. During the three-month period ended March 31, 2015, the Company recorded a contingent liability of $4.4 million in connection with the Zero2Ten acquisition. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes in the estimated fair value (after the conclusion of the measurement period) recorded as a component of other expense, net, in the condensed consolidated statement of comprehensive (loss) income. As of March 31, 2015, the Company’s only ongoing contingent consideration obligation was related to the Zero2Ten acquisition. As of December 31, 2014, the Company had no ongoing contingent consideration obligations.

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

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2015, Compared to Results for the Three Months Ended March 31, 2014,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2015, Compared to Results for the Three Months Ended March 31, 2014

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Revenue:
Service revenue	85.3%	85.1%
Software and license revenue	8.2%	7.4%
Reimbursable expenses	6.5%	7.5%

Total revenue	100.0%	100.0%
Cost of revenue:
Project and personnel costs	59.4%	52.0%
Software costs	5.3%	3.9%
Reimbursable expenses	6.5%	7.5%

Total cost of revenue	71.2%	63.4%

Gross profit	28.8%	36.6%
Operating expenses:
Selling, general and administrative	33.4%	31.1%
Depreciation and amortization	0.8%	0.9%

Total operating expenses	34.2%	32.0%

Operating (loss) income	(5.4)%	4.6%
Other expense, net	0.4%	0.1%

(Loss) income before income taxes	(5.8)%	4.5%
Tax (benefit) provision	(2.3)%	1.9%

Net (loss) income	(3.5)%	2.6%

Revenue. Total revenue decreased by $1.0 million, or (3.8)%, to $26.6 million during the three-month period ended March 31, 2015, compared to total revenue of $27.6 million in the three-month period ended March 31, 2014. Service revenue decreased by $(806) thousand, or (3.4)%, to $22.7 million for the three-month period ended March 31, 2015, compared to $23.5 million during the comparative 2014 quarterly period.

On a year-over-year basis, the decrease in quarterly service revenue is primarily centered upon our EPM service offering in which we experienced a cancellation of a large scale project that was in the early delivery stages combined with the delay in the starts of signed project engagements. The project start delays represented instances where signed contracts were in place; however customers delayed the initial engagement kick-off. The combination of these two situations resulted in a decrease in first quarter 2015 billable consultant utilization, which was 70.4% compared to 78.0% in the first quarter of 2014.

Despite the delays we experienced in EPM-related project starts, sales pipeline activity, across each of our service offerings, remained strong during the first quarter and our ability to convert pipeline to signed engagements improved during the later stages of the first quarter of 2015.

On a sequential quarterly basis, service revenue in the first quarter of 2015 decreased by $(787) thousand, or (3.4)%, compared to the fourth quarter of 2014. The sequential quarterly decrease in service revenue is similarly the result of the above described delays in the start of project engagements and the cancellation of an ongoing project in our EPM-related service offerings.

Annualized service revenue per billable consultant, as adjusted for utilization, was $344 thousand and $361 thousand during the three-month periods ended March 31, 2015 and 2014, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements. In the first quarter of 2015, the comparative change in this metric is reflective of the year-over-year decline in EPM-related service revenue.

During the three-month periods ended March 31, 2105 and 2014, software revenue totaled $2.2 million and $2.1 million, or 8.2% and 7.4% of total revenue, respectively. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software, licenses and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our total revenue and gross margins.

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive (loss) income). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements (primarily the risk of credit loss and ability to establish pricing), we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive (loss) income). We expect this trend to continue and also anticipate that the number of new software resale arrangements subject to these terms may increase in future periods. Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period) due to payment terms being spread over a multiple year period. This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue decreased to $1.7 million for the three-month period ended March 31, 2015 compared to $2.1 million for the three-month period ended March 31, 2014. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the three-month period ended March 31, 2015 totaled 544, as compared to 270 customers during the three-month period ended March 31, 2014. The Zero2Ten acquisition had a meaningful impact on the active customer base, increasing the number of customers served by 246 during the three-month period ended March 31, 2015. During the first three months of 2015, we secured first-time engagements with a total of 34 new customers, compared to 24 new customer engagements during the first three months of 2014.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.4 million, or 8.1%, to $18.9 million for the three-month period ended March 31, 2015, compared to $17.5 million in the comparative 2014 quarterly period.

The primary drivers of the 2015 year-over-year quarterly increase in total cost of revenue, on an absolute dollar basis, were related to an increase in salary and wage-related expenses (including fringe-related expenses) in connection with the year-over-year growth in core billable consultant headcount, combined with the incremental billable headcount associated with the Zero2Ten Acquisition, and an increase in contractor expense. As described in previous filings, the Company has increased reliance on third-party contractors in the short term (sacrificing some margin), particularly within the ERP service offering, in an effort to maintain a flexible workforce while servicing the current customer demand without being required to carry the additional burden of full time employee salary-related costs.

The Company maintained 361 billable consultants (excluding contractors) as of the quarter ended March 31, 2015, compared to 324 billable consultants (excluding contractors) at the end of the first quarter of 2014. The Company maintained 40 active billable contractors at March 31, 2015, compared to 18 billable contractors at March 31, 2014. The Zero2Ten acquisition consisted of 18 billable consultants (excluding contractors).

Project and personnel costs represented 59.4% of total revenue during the three-month period ended March 31, 2015 as compared to 52.0% of total revenue during the three-month period ended March 31, 2014. The proportional increase in project and personnel costs during the first quarter of 2015, as a percentage of total revenue, was similarly driven by the salary-related expense associated with the increase in billable headcount combined with the decrease in comparative year-over-year quarterly service revenue.

Software costs amounted to $1.4 million during the three-month period ended March 31, 2015. Software costs amounted to $1.1 million during the three-month period ended March 31, 2014. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Additionally, the amount of future periodic software costs reported by the Company will also be influenced by the accounting method (gross versus net revenue presentation) applicable to each individual transaction.

Reimbursable expenses were $1.7 million for the three-month period ended March 31, 2015, compared to $2.1 million in the comparative period of 2014.

Gross Profit. During the three-month period ended March 31, 2015, total gross profit decreased $(2.5) million, or (24.4)%, to $7.6 million compared to gross profit of $10.1 million in the three-month period ended March 31, 2014. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin decreased to 28.8% in the first quarter of 2015, compared to 36.6% in the first quarter of 2014. The first quarter 2015 year-over-year decrease in total gross margin is directly related to the decline in quarterly service revenue and the associated drop in billable consultant utilization, the increase in salary and wage-related expenses due to the growth in billable consultant headcount and, to a lesser extent, the increase in contractor expense.

Service revenue gross margin was 30.4% in the first quarter of 2015, compared to 38.9% in the first quarter of 2014. The decrease in service revenue gross margin is similarly reflective of the decline in service revenue, increase in salary-related expenses and the decrease billable in consultant utilization, as described above.

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

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses, excluding direct acquisition costs, were 31.1% of total revenue during the three-month period ended March 31, 2015, consistent with SG&A expenses of 31.1% of total revenue in the three-month period of 2014. On an absolute dollar-basis, SG&A expenses decreased by $315 thousand, or 3.7%, to $8.3 million in the three-month period ended March 31, 2015, compared to SG&A expenses of $8.6 million in the three-month period ended March 31, 2014.

The year-over-year decrease in SG&A expenses in the three-month period ended March 31, 2015, compared to the three-month period ended March 31, 2014 was primarily driven by decreases in sales-related salaries and wages (including commissions) as a result of the comparative decline in service revenue during the first quarter of 2015 and decreases in performance-based bonus expense. These decreases were partially offset by increases in travel-related expenses, operations-related salaries and wages and marketing expenses.

Direct Acquisition Costs. During the first quarter of 2015, the Company incurred approximately $611 thousand of direct acquisition costs associated with the March 13, 2015 Zero2Ten Acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition. No such costs were incurred by the Company during the first quarter of 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(24) thousand, or (9.7)%, to $223 thousand in the quarter ended March 31, 2015 as compared to $247 thousand in the quarter ended March 31, 2014.

Amortization expense was $74 thousand during the three-month period ended March 31, 2015 compared to amortization expense of $75 thousand in the three-month period ended March 31, 2014. The similarity in the periodic amortization expense is the result of a reduction in amortization expense associated with the intangible assets identified in connection with the Fullscope Acquisition, offset by an increase in amortization recorded in connection with the Zero2Ten Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense was $149 thousand during the three-month period ended March 31, 2015 compared to depreciation expense of $172 thousand during the three-month period ended March 31, 2014.

Operating (Loss) Income. Operating loss was $(1.5) million in the first quarter of 2015, compared to operating income of $1.3 million in the comparative 2014 quarterly period.

The 2015 first quarter decrease in operating income is primarily attributable to the decline in comparative quarterly service revenue (and the associated decline in billable consultant utilization), the increase in cost of revenue and the direct acquisition costs associated with the Zero2Ten Acquisition, which are described above.

Other Expense, Net. Other expense, net, totaled $120 thousand and $46 thousand during the three-month periods ended March 31, 2015 and 2014, respectively. Other expense, net during the first quarter of 2015 consisted of $83 thousand of periodic recognition of the discount recorded against the preliminary estimate of the fair value of the contingent earnout consideration accrued in connection with the Zero2Ten Acquisition, combined with $37 thousand of periodic foreign currency exchange gains and losses. Other expense, net, primarily represents the Company’s periodic foreign currency exchange gains and losses during the three-month period ended March 31, 2014.

Income Tax (Benefit) Provision. We recorded a benefit for income taxes of $(635) thousand during the three months ended March 31, 2015. We recorded a provision for income taxes of $522 thousand during the three months ended March 31, 2014. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 40.3% and 42.3% during the three-month periods ended March 31, 2015 and 2014, respectively.

Reported income tax expense during the comparative 2015 and 2014 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

Net (Loss) Income. Net loss totaled $(940) thousand during the three-month period ended March 31, 2015, compared to net income of $711 thousand during the three-month period ended March 31, 2014. The 2015 first quarter net loss is primarily attributable to the decline in comparative quarterly service revenue (and the associated decline in billable consultant utilization), the increase in cost of revenue, the direct acquisition costs associated with the Zero2Ten Acquisition and the recognition of the discount applied to the estimated fair value of the potential contingent consideration to be earned by Zero2Ten, which are described above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(3,419)	$(2,680)
Investing activities	(4,652)	(62)
Financing activities	256	200
Effects of exchange rates on cash	(32)	(2)

Total cash used in the period	$(7,847)	$(2,544)

Working capital, which is defined as current assets less current liabilities, decreased to $27.8 million as of March 31, 2015, as compared to $35.7 million as of December 31, 2014. As of March 31, 2015, we had cash and cash equivalents of $18.9 million, a $(7.8) million decrease from the December 31, 2014 balance of $26.8 million. The primary drivers of the decrease in cash during first quarter of 2015 are payments related to the Zero2Ten Acquisition (inclusive of direct acquisition costs), bonuses and commission payments related to the Company’s 2014 performance-based incentive programs and premium payments associated with the renewal of annual insurance policies.

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

Net cash used in operating activities was $(3.4) million for the three-month period ended March 31, 2015, as compared to net cash used in operating activities of $(2.7) million for the three-month period ended March 31, 2014. The primary components of operating cash flows during the first three months of 2015 were the payment of bonus and commissions under our 2014 performance-based bonus programs, the increase in accounts receivable and, to a lesser extent, the increase in prepaid expenses and other current assets (primarily driven by the timing of insurance-related annual premium payments). These changes were partially offset by the non-cash charges of $62 thousand (primarily changes in deferred income taxes, depreciation, amortization and stock-based compensation expense). The primary components of operating cash flows during the first quarter of 2014 were the payment of bonus and commissions under our 2013 performance-based bonus programs, the increase in accounts receivable and, to a lesser extent, the increase in prepaid expenses and other current assets (primarily driven by the timing of insurance-related annual premium payments). These changes were partially offset by the non-cash charges of $1.0 million (primarily changes in deferred income taxes, depreciation, amortization and stock-based compensation expense).

Net cash used in investing activities was $(4.7) million during the three-month period ended March 31, 2015, compared to net cash used in investing activities of $(62) thousand in the three-month period ended March 31, 2014. Cash used in investing activities in the three-month period ended March 31, 2015 consisted of the Zero2Ten Acquisition and, to a lesser extent, the purchases of property and equipment. Cash used in investing activities in the three-month period ended March 31, 2014 included the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $256 thousand in the three-month period ended March 31, 2015, compared to net cash provided by financing activities of $200 thousand in the three-month period ended March 31, 2014. The 2015 and 2014 cash flows provided by financing activities are attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of March 31, 2015. The Company was in compliance with all covenants as of March 31, 2015.

Acquisitions, Earnout Payments and Commitments

Acquisition of Zero2Ten, Inc.: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding on March 13, 2017. Based upon initial fair value estimates, the Company has recorded contingent consideration described above of $4.4 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2014 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2015. Additionally, we have added the following critical accounting policies and estimates during the first quarter of 2015:

Purchase Price Allocation. We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities and other reserves require a degree of management judgment. Certain estimates may change as additional information becomes available. Goodwill is assigned at the enterprise level and is deductible for tax purposes for certain types of acquisitions. Management finalizes the purchase price allocation within the defined measurement period of the acquisition date as certain initial accounting estimates are resolved.

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

Recent Accounting Pronouncements

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

In August 2014, FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the period ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 2, 2015 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” in our 2014 Annual Report on Form 10-K as filed with the SEC on March 2, 2015.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2015 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies” in our 2014 Annual Report on Form 10-K; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; (13) changes in our utilization levels; and/or (14) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Part I—Item IA “Risk Factors” in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2015 or 2014. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2015 and 2014.

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

We are sometimes a party to litigation incidental to our business. We are not involved in any active legal proceedings which would be material to our consolidated financial statements. We maintain insurance in amounts, with coverages and deductibles, which we believe are reasonable.

ITEM 1A.	RISK FACTORS

As discussed in “Part I—Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and herein under “Special Note Regarding Forward-Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions in our business. We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions.

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

The following table provides information with respect to purchases of our common stock during the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	—	$—	—	$9,065,561
February 1 – 28, 2015	—	$—	—	$9,065,561
March 1 – 31, 2015	—	$—	—	$9,065,561

Total	—	$—	—	$9,065,561

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Asset Purchase Agreement, dated as of March 13, 2015, by and among Edgewater Technology-Zero2Ten, Inc., Zero 2 Ten, Inc., Zero2Ten EMEA Limited, and Paul A. Colella, Ryan Casey, David T. Kohar and Adam Spurr (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2015). +

2.2	Earnout Agreement, dated as of March 13, 2015, by and among Edgewater Technology-Zero2Ten, Inc. and Zero 2 Ten, Inc. (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2015).

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

+	-	All Exhibits and Schedules have been omitted from the filed copy of this agreement. The Company will furnish, supplementally, a copy of such Exhibits and Schedules to the Securities and Exchange Commission upon request.
*	-	Filed herewith.
**	-	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 4, 2015	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2015	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer
(Principal Financial and Accounting Officer)