Form 10-Q
period 2015-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2015-08-03
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 27, 2015 was 11,751,061.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$20,220	$26,768
Accounts receivable, net of allowance of $150	26,565	24,654
Deferred tax assets, net	1,198	1,196
Prepaid expenses and other current assets	1,386	1,053

Total current assets	49,369	53,671

Property and equipment, net	1,011	1,029
Intangible assets, net	2,942	480
Goodwill	18,260	12,049
Deferred tax assets, net	26,289	25,974
Other assets	220	210

Total assets	$98,091	$93,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$562	$315
Accrued liabilities	16,238	16,142
Deferred revenue	2,822	1,516

Total current liabilities	19,622	17,973
Other liabilities	2,557	411

Total liabilities	22,179	18,384

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2015 and December 31, 2014, 11,719 and 11,440 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	297	297
Paid-in capital	210,259	210,989
Treasury stock, at cost, 18,017 and 18,296 shares at June 30, 2015 and December 31, 2014, respectively	(117,638)	(119,878)
Accumulated other comprehensive loss	(402)	(220)
Retained deficit	(16,604)	(16,159)

Total stockholders’ equity	75,912	75,029

Total liabilities and stockholders’ equity	$98,091	$93,413

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$24,622	$24,513	$47,299	$47,996
Software revenue	4,116	2,502	6,283	4,555
Reimbursable expenses	1,789	2,207	3,523	4,285

Total revenue	30,527	29,222	57,105	56,836

Cost of revenue:
Project and personnel costs	16,220	14,580	32,014	28,937
Software costs	2,105	1,549	3,510	2,621
Reimbursable expenses	1,789	2,207	3,523	4,285

Total cost of revenue	20,114	18,336	39,047	35,843

Gross profit	10,413	10,886	18,058	20,993

Operating expenses:
Selling, general and administrative	8,963	8,631	17,229	17,207
Direct acquisition costs	—	—	611	—
Lease abandonment charge	—	400	—	400
Fullscope embezzlement costs (loss recovery)	(250)	(1,534)	(250)	(1,529)
Depreciation and amortization	323	228	546	475

Total operating expenses	9,036	7,725	18,136	16,553

Operating income (loss)	1,377	3,161	(78)	4,440

Other expense (income), net	504	(45)	624	1

Income (loss) before income taxes	873	3,206	(702)	4,439
Tax provision (benefit)	379	1,485	(256)	2,007

Net income (loss)	$494	$1,721	$(446)	$2,432

Comprehensive income (loss):
Currency translation adjustments	(27)	47	(182)	21

Total comprehensive income (loss)	$467	$1,768	$(628)	$2,453

Net income (loss) per share:
Basic net income (loss) per share of common stock	$0.04	$0.15	$(0.04)	$0.22

Diluted net income (loss) per share of common stock	$0.04	$0.13	$(0.04)	$0.19

Shares used in computing basic net income (loss) per share of common stock	11,473	11,108	11,410	11,038

Shares used in computing diluted net income (loss) per share of common stock	13,230	13,144	11,410	12,896

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months
	Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(446)	$2,432
Adjustments to reconcile net (loss) income to net cash provided by operating activities, excluding the impact of acquisitions:
Depreciation and amortization	648	582
Share-based compensation expense	850	811
Deferred income taxes	(317)	1,577
Lease abandonment	—	(400)
Accretion of contingent earnout consideration	579	—
Excess tax benefit from stock options	(173)	138
Changes in operating accounts, net of acquisition:
Accounts receivable	(475)	(4,053)
Prepaid expenses and other current assets	(250)	(699)
Accounts payable	95	(323)
Accrued liabilities and other liabilities	(3,133)	673
Deferred revenue	148	81

Net cash (used in) provided by operating activities	(2,474)	819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Zero2Ten	(4,645)	—
Purchases of property and equipment	(240)	(125)

Net cash used in investing activities	(4,885)	(125)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	774	827
Purchase of treasury stock	(114)	—
Excess tax benefit from stock options	173	(138)

Net cash provided by financing activities	833	689

Effects of exchange rates on cash	(22)	(2)

Net (decrease) increase in cash and cash equivalents	(6,548)	1,381
CASH AND CASH EQUIVALENTS, beginning of period	26,768	20,321

CASH AND CASH EQUIVALENTS, end of period	$20,220	$21,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$170	$351

Issuance of restricted stock awards	$728	$678

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company”, “we”, or “our”) is a strategic consulting firm that brings a synergistic blend of classic consulting and product-based consulting services to its customer base. Headquartered in Wakefield, Massachusetts, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improves process, reduces costs and increases revenue through the judicious use of technology.

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

Other comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

3.	BUSINESS COMBINATIONS:

Acquisition of Zero2Ten (“Zero2Ten”): On March 13, 2015, the Company acquired substantially all of the assets and liabilities of Zero2Ten, pursuant to the terms of an Asset Purchase Agreement (the “Zero2Ten Acquisition”). Headquartered in Alpharetta, Georgia, Zero2Ten is a specialty solution provider of Microsoft’s CRM Cloud product. Zero2Ten has delivered its services to organizations across various vertical markets with an emphasis on manufacturing. The acquisition of Zero2Ten continues our investment in service offerings that complement the Microsoft Dynamics product suite.

The Company determined the total allocable purchase price consideration to be $9.0 million. The initial cash consideration paid at closing was $4.5 million. The cash paid at closing consisted of the $5.0 million purchase price less $457 thousand attributable to a net working capital adjustment. The initial consideration paid by the Company was increased by $4.4 million, representing our initial estimate of the fair value estimate of additional contingent earnout consideration that may be earned by Zero2Ten, which is described in more detail below. In addition to the above payments, the Company incurred approximately $611 thousand in direct transaction costs, which were expensed during the six-months ended June 30, 2015.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	BUSINESS COMBINATIONS: (Continued)

During the quarter ended June 30, 2015, the Company made the following adjustments related to our initial purchase price consideration:

•	The Company increased total purchase price consideration of the Zero2Ten Acquisition, resulting in an increase to the carrying value of goodwill, by $101. The increase is attributable to the final true-up of excess net working capital delivered by Zero2Ten at the closing of the transaction.

An earnout agreement was entered into in connection with the Zero2Ten Acquisition under which the former Zero2Ten shareholders are eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures (and is not impacted by continued employment status) over two consecutive twelve-month earnout periods, concluding on March 13, 2017. Based upon fair value estimates, the Company has increased the total purchase price consideration described above by $4.4 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million.

In connection with the Zero2Ten Acquisition, the Company made certain estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill.

The Company expects to complete the Zero2Ten Measurement period during the third quarter of 2015.

The Company performed a fair value allocation of the purchase price among assets, liabilities and identified intangible assets. The allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Accounts receivable	$1,596
Other assets	142
Deferred revenue	(1,158)
Accounts payable and accrued expenses	(580)
Customer relationships	2,800	5
Goodwill (deductible for tax purposes)	6,210

Total purchase price	$9,010

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

The Company recognizes revenue primarily through the provision of consulting services and the resale of third-party, off-the-shelf software and maintenance.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three- or six-month periods ended June 30, 2015 or 2014.

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

Share-based compensation expense under all of the Company’s share-based plans was $387 thousand and $850 thousand for the three- and six-month periods ended June 30, 2015, respectively. Share-based compensation expense under all of the Company’s share-based plans was $424 thousand and $811 thousand for the three- and six-month periods ended June 30, 2014, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $518 thousand and $774 thousand during the three- and six-month periods ended June 30, 2015, respectively. Cash received from ESPP and stock option exercises was $627 thousand and $827 thousand during the three- and six-month periods ended June 30, 2014, respectively.

As of June 30, 2015, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.3 million and is expected to be recognized over a weighted-average period of 1.3 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES:

The Company recorded a tax provision (benefit) of $379 thousand and $(256) thousand for the three- and six-month periods ended June 30, 2015, respectively. The Company recorded a tax provision of $1.5 million and $2.0 million for the three- and six-month periods ended June 30, 2014, respectively. The reported tax provision (benefit) for the three- and six-month periods ended June 30, 2015 is based upon an estimated annual effective tax rate of 43.5% and (36.4)%, respectively. The effective tax rates reflected our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. During the year ended December 31, 2013, we emerged from a cumulative three year pre-tax loss position, which removed this important piece of negative evidence from our evaluation, as a result we concluded the asset was realizable and we reversed $36.2 million of the previously established deferred tax asset valuation allowance. As of both June 30, 2015 and December 31, 2014, the recorded deferred tax asset valuation allowance balance was $1.5 million.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three- and six-month periods ended June 30, 2015, we recognized, as a part of income tax expense, $1 thousand and $3 thousand, respectively, in interest and penalties related to our unrecognized tax benefits. During the three- and six-month periods ended June 30, 2014, we recognized, as a part of income tax expense, $20 thousand and $40 thousand, respectively, in interest and penalties related to our unrecognized tax benefits.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $9 thousand. Other than certain unrecognized tax benefits for which the statute of limitations will expire during the third quarter of 2015, we have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending June 30, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

As of June 30, 2015, our financial assets and liabilities required to be measured on a recurring basis were our money market investments and contingent earnout consideration. As of December 31, 2014, our only financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at June 30, 2015:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$4,946	$—	$—	$4,946

Total financial liabilities	$4,946	$—	$—	$4,946

Balance at December 31, 2014:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the three- or six-month periods ended June 30, 2015.

The Company has classified its net liability for contingent earnout consideration relating to its acquisition of Zero2Ten within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of this acquisition is included within Note 3.

A reconciliation of the beginning and ending Level 3 net liabilities for the six-month period ended June 30, 2015 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance at December 31, 2014	$—
Initial estimate of fair value related to Zero2Ten contingent earnout consideration	4,367
Accretion of contingent earnout consideration (included within other expense (income), net)	579

Ending balance at June 30, 2015	$4,946

As of June 30, 2015 and December 31, 2014, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased to $18.3 million as of June 30, 2015 compared to $12.0 million as of December 31, 2014. This increase is the result of the acquisition of substantially all of the assets of Zero2Ten, Inc., which is further disclosed within Note 3. With the exception of the acquisition-related increase noted herein, there have been no other changes to the Company’s goodwill balance. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $165 thousand and $239 thousand during the three- and six-month periods ended June 30, 2015, respectively. Amortization expense was $76 thousand and $151 thousand during the three- and six-month periods ended June 30, 2014, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire at various times through 2020.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue - software cost) of $47 thousand and $101 thousand during the three- and six-month periods ended June 30, 2015, respectively. The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue - software cost) of $54 thousand and $107 thousand during the three- and six-month periods ended June 30, 2014, respectively.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)

2015	$756
2016	$853
2017	$666
2018	$533
2019 and beyond	$472

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(In Thousands)
Accrued short-term contingent earnout consideration	$2,509	$—
Accrued bonuses	2,325	4,268
Accrued commissions	1,199	3,012
Accrued vacation	2,889	2,106
Accrued payroll related liabilities	2,004	2,055
Accrued software expense	1,694	820
Short-term portion of lease abandonment accrual	609	609
Deferred rent	304	400
Accrued sales and use tax	50	274
Income tax related accruals	99	107
Other accrued expenses	2,556	2,491

Total	$16,238	$16,142

Other liabilities consisted of $2.4 million of contingent earnout consideration and $120 thousand related to the long-term portion of lease abandonment accrual as of June 30, 2015. Other liabilities consisted of $411 thousand of the long-term portion of lease abandonment accrual as of December 31, 2014.

10.	NET INCOME (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$494	$1,721	$(446)	$2,432

Weighted average common shares outstanding	11,473	11,108	11,410	11,038

Basic net income (loss) per share of common stock	$0.04	$0.15	$(0.04)	$0.22

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$494	$1,721	$(446)	$2,432

Weighted average common shares outstanding	11,473	11,108	11,410	11,038
Dilutive effects of stock options	1,757	2,036	—	1,858

Weighted average common shares, assuming dilutive effect of stock options	13,230	13,144	11,410	12,896

Diluted net income (loss) per share of common stock	$0.04	$0.13	$(0.04)	$0.19

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	NET INCOME PER SHARE: (Continued)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 77 thousand and 71 thousand in the three- and six-month periods ended June 30, 2015, respectively. The diluted computation would have increased by approximately 27 thousand and 47 thousand in the three- and six-month periods ended June 30, 2014, respectively. As of June 30, 2015 and 2014, there were approximately 4.1 million share-based awards outstanding, respectively, under the Company’s equity plans. Options to purchase 1.8 million shares of common stock that were outstanding during the six months ended June 30, 2015 were not included in the computation of diluted net loss per share due to the reported periodic loss.

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

The Company repurchased 16,000 shares at an aggregate price of $114 thousand during the three- and six-month periods ended June 30, 2015. The Company did not repurchase any shares of common stock during the three- or six-month periods ended June 30, 2014.

12.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was in compliance with all covenants as of June 30, 2015. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of June 30, 2015.

13.	COMMITMENTS AND CONTINGENCIES:

In June 2015 a former customer filed claims of breach of contract and fraud in connection with the Company’s provision of information technology products and services provided and performed during the years 2007 through 2011. The Company has asserted numerous defenses, believes these claims are without merit and will vigorously contest the claims. We have not formed an opinion that an unfavorable outcome in any of the actions is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.

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

We deliver our services across a broad range of industries. We work onsite with our clients, providing a full spectrum of services in the following areas: classic consulting and product-based consulting, primarily in enterprise performance management / Business Intelligence (“EPM/BI”) and enterprise resource planning (“ERP”).

Our Services

Edgewater offers a full spectrum of services and expertise to ensure the success of our engagement. Our consulting services are consolidated into two major synergistic offerings: (1) Classic Consulting and (2) Product-Based Consulting.

The following diagram illustrates these offerings:

Edgewater has the proven expertise to plan, deliver and manage integration services that improve performance and maximize business results. We focus on deploying new systems and unlocking the value of the existing corporate assets. This expertise enables us to bring complex technologies and systems together while minimizing risk, leveraging our clients’ technology investments and delivering tailored solutions.

Below are Edgewater’s service categories with sample services:

•	Classic consulting services

•	‘C’ Level advisory services

•	Business improvement roadmaps

•	Organizational change management

•	Program/project management

•	Business process rejuvenation and integrated social media best practices

•	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital

•	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives

•	Independent package selection and Request for Information or Proposal process design and implementation

•	Technical architecture and roadmaps

•	Strategic technology selections

•	Technical evaluation and design

•	Custom component design and implementation

•	Customer intelligence solutions using web/mobile analytics combined with social intelligence

•	Cloud architecture, integration and phasing solutions

•	On-going support services

•	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance

•	Product-based consulting services

•	Business transformation through the use of packaged software solutions

•	Enterprise performance management and business intelligence with Oracle budgeting, planning, consolidation and strategic finance both on premise and in the cloud

•	Enterprise resource planning with Microsoft Dynamics AX/CRM targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, Pharmaceuticals and Food and Beverage

•	Customer relationship management with Microsoft Dynamics CRM both on premise and in the cloud

•	Industry specific platform and best practice solutions

•	Blended solutions; Microsoft CRM/XRM and specialized custom solutions

•	Business intelligence analytics

•	Design, development and introduction of IP that helps “verticalize” channel product stacks

•	Support and training services

In addition to the above services, the Company also provides synergistic services in the area of data management and analytics. Examples of such services include the following:

•	Enterprise information management services

•	Data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design

•	Data architectures and roadmaps to support transactional systems and enterprise performance management through advanced analytics

•	Data manipulation, transformation and quality services

•	Big data discovery

•	Analytics services

•	Lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization

•	Opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting

•	Creation and adoption of analytics architectures, roadmaps and supporting organizations

•	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 83.8% and 85.1% of service revenue for the three- and six-month periods ended June 30, 2015, respectively. Time and materials-based contracts represented 91.9% and 92.7% of service revenue for the three- and six-month periods ended June 30, 2014, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 11.8% and 10.3% of service revenue for the three- and six-month periods ended June 30, 2015, respectively. Fixed-price contracts represented 3.4% and 3.0% of service revenue for the three- and six-month periods ended June 30, 2014, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 4.4% and 4.6% of service revenue during the three- and six-month periods ended June 30, 2015, respectively. Retainer-based contracts represented 4.7% and 4.3% of service revenue during the three- and six- month periods ended June 30, 2014, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Adjustments to Fair Value of Contingent Consideration. During March 2015, the Company recorded a contingent liability of $4.4 million in connection with the Zero2Ten acquisition. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes in the estimated fair value recorded as a component of selling, general and administrative expenses, in the condensed consolidated statement of comprehensive income (loss). Accretion of contingent earnout liability is recorded within other expense (income), net in the condensed consolidated statement of comprehensive income (loss). As of June 30, 2015, the Company’s only ongoing contingent consideration obligation was related to the Zero2Ten acquisition. As of December 31, 2014, the Company had no ongoing contingent consideration obligations.

Fullscope Embezzlement Expenses (Loss Recovery). Beginning in fiscal 2010, we incurred certain non-routine professional service-related expenses associated with our identification of embezzlement activities at Fullscope, one of our wholly-owned subsidiaries (the “Fullscope Embezzlement Issue”). We incurred a majority of our embezzlement-related expenses during fiscal 2010 in connection with our identification and investigation of the embezzlement activity.

During the second quarter of 2015, the Company released the remaining balance of $250 thousand which had been held in escrow in the event it was necessary to cover any potential future sales and use tax exposure that arose from subsequent state inquiry or audit. As no exposure was identified, the remaining balance was remitted to the former Fullscope stockholders during the second quarter of 2015. Simultaneously, the Company reversed the remaining estimated sales and use tax reserve, in the amount of $250 thousand, that had previously been established to account for estimated potential exposure from sales and use tax audits. This reversal resulted in a gain recognized within the Fullscope embezzlement costs (loss recovery) line on our condensed consolidated statement of comprehensive income (loss).

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2015, Compared to Results for the Three and Six Months Ended June 30, 2014,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Six Months Ended June 30, 2015, Compared to Results for the Three and Six Months Ended June 30, 2014

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Service revenue	80.7%	83.8%	82.8%	84.5%
Software revenue	13.5%	8.6%	11.0%	8.0%
Reimbursable expenses	5.8%	7.6%	6.2%	7.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	53.2%	49.9%	56.1%	50.9%
Software costs	6.9%	5.2%	6.1%	4.7%
Reimbursable expenses	5.8%	7.6%	6.2%	7.5%

Total cost of revenue	65.9%	62.7%	68.4%	63.1%

Gross profit	34.1%	37.3%	31.6%	36.9%

Operating expenses:
Selling, general and administrative	29.4%	29.5%	30.1%	30.3%
Direct acquisition	—%	—%	1.1%	—%
Lease abandonment charge	—%	1.4%	—%	0.7%
Fullscope embezzlement costs (loss recovery)	(0.9)%	(5.2)%	(0.4)%	(2.7)%
Depreciation and amortization	1.1%	0.8%	0.9%	0.8%

Total operating expenses	29.6%	26.5%	31.7%	29.1%

Operating income (loss)	4.5%	10.8%	(0.1)%	7.8%

Other expense (income), net	1.6%	(0.2)%	1.1%	—%

Income (loss) before income taxes	2.9%	11.0%	(1.2)%	7.8%
Income tax (benefit) provision	1.3%	5.1%	(0.4)%	3.5%

Net income (loss)	1.6%	5.9%	(0.8)%	4.3%

Revenue. Total revenue increased by $1.3 million, or 4.5%, to $30.5 million during the three-month period ended June 30, 2015, compared to total revenue of $29.2 million in the three-month period ended June 30, 2014. Total revenue increased by $269 thousand, or 0.5%, to $57.1 million during the six-month period ended June 30, 2015, compared to total revenue of $56.8 million in the six-month period ended June 30, 2014. Service revenue increased by $109 thousand, or 0.4%, to $24.6 million during the three-month period ended June 30, 2015, compared to service revenue of $24.5 million in the three-month period ended June 30, 2014. Service revenue decreased by $(697) thousand, or (1.5)%, to $47.3 million during the six-month period ended June 30, 2015, compared to service revenue of $48.0 million in the six-month period ended June 30, 2014.

The changes in service revenue during the three- and six-month periods ended June 30, 2015, as compared to the three- and six-month periods ended June 30, 2014 reflect the cumulative effect of a comparable periodic decrease in billable consultant utilization, offset by growth in billable headcount.

On a year-over-year basis, the decrease in quarterly and year-to-date billable consultant utilization was the result of project start delays, primarily within the EPM/BI service offering. The project start delays represented instances where signed contracts were in place; however, customers delayed the initial engagement kick-off. These project start delays combined with the cancellation of a large scale project that was in the early delivery stages impacted our billable consultant utilization during the comparable periods. Further, the proactive planning required to properly staff these engagements led to the increase in billable headcount during the comparable periods. Billable consultant utilization was 69.8% and 70.1% during the three and six months ended June 30, 2015, respectively, compared to 77.6% and 77.8% during the three- and six-month periods of 2014, respectively. Billable headcount, excluding contractors, increased by 34, to 362 as of June 30, 2015, compared to 328 as of June 30, 2014.

On a sequential quarterly basis, both billable consultant utilization and billable headcount remained fairly consistent. Service revenue was positively impacted by two additional bill days in the second quarter of 2015(as compared to the first quarter of 2015) and the inclusion of Zero2Ten operating results for the entire quarter.

Annualized service revenue per billable consultant, as adjusted for utilization, was $353 thousand and $368 thousand during the three-month periods ended June 30, 2015 and 2014, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $349 thousand and $365 thousand during the six-month periods ended June 30, 2015 and 2014, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

The existence of intellectual property (IP) design and build capabilities in our strategic offerings mix has had a positive impact on our lead generation and overall sales activity. We plan to continue to build out intellectual property in the healthcare, insurance and manufacturing verticals, as well as in our EPM/BI service offering, in future periods.

During the three- and six-month periods ended June 30, 2015, software revenue totaled $4.1 million and $6.3 million, or 13.5% and 11.0% of total revenue, respectively, compared to software revenue of $2.5 million and $4.6 million, or 8.6% and 8.0%, respectively, in the three- and six-month periods ended June 30, 2014. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on an annual period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

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

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue decreased to $1.8 million compared to $2.2 million for the three-month periods ended June 30, 2015 and 2014, respectively. Reimbursed expense revenue decreased to $3.5 million for the six-month period ended June 30, 2015, as compared to $4.3 million in the comparative 2014 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the six-month period ended June 30, 2015 totaled 554, as compared to 326 customers during the six-month period ended June 30, 2014. During the first six months of 2015, we secured first-time engagements with a total of 70 new customers, compared to 49 new customer engagements during the first six months of 2014.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.8 million, or 9.7%, to $20.1 million for the three-month period ended June 30, 2014, compared to $18.3 million in the comparative 2014 quarterly period. Cost of revenue increased by $3.2 million, or 8.9%, to $39.0 million during the year-to-date period ended June 30, 2015 compared to $35.8 million in the comparative 2014 year-to-date period.

The primary drivers of the 2015 year-over-year increase in total cost of revenue during the three- and six-month periods ended June 30, 2015, on an absolute dollar basis, were related to increases in salary- and fringe-related expenses (primarily associated with the increase in billable consultant headcount), combined with an increase in software related expense (a direct result of the increased software revenue during the comparable periods). The Company maintained 362 billable consultants (excluding contractors) as of the quarter ended June 30, 2015, compared to 328 billable consultants (excluding contractors) at the end of the second quarter of 2014.

Project and personnel costs represented 53.2% and 56.1% of total revenue during the three- and six-month periods ended June 30, 2015, respectively, as compared to 49.9% and 50.9% of total revenue during the three- and six-month periods ended June 30, 2014, respectively.

The increase in project and personnel costs for the three-month period ended June 30, 2015, as a percentage of total revenue, is the result of the increased salary and related expenses associated with the increase in billable consultant headcount in addition to the increase in billable contractor expense (contractors were leveraged as a flexible staffing solution sacrificing margin in the short-term for flexibility in the long-term). The increase in project and personnel costs during the six-month period ended June 30, 2015, as a percentage of total revenue, was similarly driven by the increase in salary and related expenses associated with the increase in billable consultant headcount as well as contractor expense.

Software costs amounted to $2.1 million and $3.5 million during the three- and six-month periods ended June 30, 2015, respectively. Software costs amounted to $1.5 million and $2.6 during the three- and six-month periods ended June 30, 2014, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $1.8 million and $3.5 million for the three- and six-month periods ended June 30, 2015, respectively, compared to $2.2 million and $4.3 million in the comparative quarterly periods of 2014, respectively.

Gross Profit. During the three-month period ended June 30, 2015, total gross profit decreased $(473) thousand, or (4.3)%, to $10.4 million compared to gross profit of $10.9 million in the three-month period ended June 30, 2014. During the six-month period ended June 30, 2015, total gross profit decreased $(2.9) million, or (14.0)%, to $18.1 million compared to total gross profit of $21.0 million in the six-month period ended June 30, 2014. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, decreased to 34.1% in the second quarter of 2015, compared to 37.3% in the second quarter of 2014. Total gross margin decreased to 31.6% in the six-month period ended June 30, 2015, compared to 36.9% in the comparative 2014 year-to-date period. The year-over-year quarterly and year-to-date decreases in total gross margin are primarily the result of the decrease in billable consultant utilization combined with the increased salary-related expenses (resulting from headcount growth), partially offset by increased software margin contribution in both periods.

Service revenue gross margins were 34.1% in the second quarter of 2015, compared to 40.5% in the second quarter of 2014. Service revenue gross margins were 32.3% in the six-month period ended June 30, 2015, compared to 39.7% in the comparative 2014 year-to-date period. The decrease in service gross margin for the three- and six-month periods ended June 30, 2015 are directly related to the decrease in billable consultant utilization, as described above.

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

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 29.4% and 30.1% during the three- and six-month periods ended June 30, 2015, respectively, compared to 29.5% and 30.3% in the three- and six-month periods of 2014, respectively. On an absolute dollar-basis, SG&A expenses increased by $332 thousand, or 3.8%, and increased by $22 thousand, or 0.1%, to $9.0 million and $17.2 million in the three- and six-month periods ended June 30, 2015, respectively, compared to SG&A expenses of $8.6 million and $17.2 million in the three- and six-month period ended June 30, 2014, respectively.

Selling, general and administrative expense increases increased, for both the quarterly and year-to-date periods, compared to the prior year as a result of increased salary expense (due to increased headcount) combined with an increase in travel-related expenses and, to a lesser extent, an increase in marketing-related expenses. These increases were partially offset by the decreases in bonus and commission expenses, which were driven by service revenue performance.

Direct Acquisition Costs. During the first quarter of 2015, the Company incurred approximately $611 thousand of direct acquisition costs associated with the March 13, 2015 Zero2Ten Acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition. No such costs were incurred by the Company during 2014.

Lease Abandonment charge. During the second quarter of 2014, in connection with the quarterly assessment of our lease abandonment charge assumptions (associated with the 2011 abandonment of certain excess corporate facilities), the Company determined that an elimination of the estimated sub-lease income was warranted and, as a result, the Company has recorded a non-cash operating expense of $400 thousand.

Fullscope Embezzlement Costs (Loss Recovery). During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). Approximately $1.5 million of the settlement proceeds were recorded as a “loss recovery” gain and are included, as a reduction in operating expenses, within the Fullscope embezzlement costs (loss recovery) on our condensed consolidated statement of comprehensive income (loss) during the quarter ended June 30, 2014. During the quarter ended June 30, 2015, the remaining escrow balance was released and the Company simultaneously concluded that a reserve was no longer necessary and therefore reversed $250 thousand that had been previously reserved for potential sales and use tax penalties and interest from subsequent state inquiry or audit.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $95 thousand, or 41.7%, to $323 thousand in the quarter ended June 30, 2015 as compared to $228 thousand in the quarter ended June 30, 2014. Similarly, depreciation and amortization expense increased $71 thousand, or 14.9%, to $546 thousand in the six-month period ended June 30, 2015 compared to $475 thousand in the comparative 2014 year-to-date period.

Amortization expense was $165 thousand and $239 thousand during the three- and six-month periods ended June 30, 2015, respectively, compared to amortization expense of $76 thousand and $151 thousand in the three- and six-month periods ended June 30, 2014, respectively. The increase in amortization expense during the second quarter of 2015 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Zero2Ten Acquisition. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense of $158 thousand and $307 thousand recorded in the three- and six-month periods ended June 30, 2015, respectively, were consistent with depreciation expense recognized during the comparative 2014 quarterly and year-to-date periods.

Operating Income. Operating income was $1.4 million in the second quarter of 2015, compared to operating income of $3.2 million in the comparative 2014 quarterly period. Operating loss for the six-month period ended June 30, 2015 was $(78) thousand, compared to operating income of $4.4 million in the comparative 2014 year-to-date period.

The 2015 second quarter and year-to-date decrease in operating metrics are primarily attributable to the decrease in billable consultant utilization combined with the increased selling, general and administrative expenses (primarily related to the absence of the Fullscope settlement reversal), which were partially offset by the increase in software margin contribution, as described above.

Other Expense (Income), Net. Other expense (income), net, totaled $504 thousand and $624 thousand during the three- and six-month periods ended June 30, 2015, respectively, while other expense, net, totaled $(45) thousand and $1 thousand during the comparative 2014 periods, respectively. Other expense (income), net, for the three- and six-months ended June 30, 2015 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Zero2Ten Acquisition and also includes periodic foreign currency exchange gains and losses. Other expense (income), net for the three- and six-months ended June 30, 2014 was related to periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision (benefit) for income taxes of $379 thousand and $(256) thousand during the three- and six-month periods ended June 30, 2015, respectively. We recorded a provision for income taxes of $1.5 million and $2.0 million during the three- and six-month periods ended June 30, 2014, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 43.5% and (36.4)% during the three- and six-month periods ended June 30, 2015, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 46.3% and 45.2% during the three- and six-month periods ended June 30, 2014, respectively.

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

Net Income (Loss). We generated net income (loss) of $494 thousand and $(446) thousand during the three- and six-month periods ended June 30, 2015, respectively, compared to net income of $1.7 million and $2.4 million during the three- and six-month periods ended June 30, 2014, respectively. The 2015 second quarter and year-to-date decreases in net income are primarily attributable to the comparative increase in billable consultant headcount, a decrease in billable consultant utilization, and an increase in selling, general and administrative expenses (primarily related to the absence of the Fullscope settlement reversal), which were partially offset by the increase in software margin contribution, as described above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$(2,474)	$819
Investing activities	(4,885)	(125)
Financing activities	833	689
Effects of exchange rates on cash	(22)	(2)

Total cash provided by (used in) the period	$(6,548)	$1,381

Working capital, which is defined as current assets less current liabilities, decreased to $29.7 million as of June 30, 2015, as compared to $35.7 million as of December 31, 2014. As of June 30, 2015, we had cash and cash equivalents of $20.2 million, a $(6.5) million decrease from the December 31, 2014 balance of $26.8 million. The primary drivers of the decrease in cash during first half of 2015 are payments related to the Zero2Ten Acquisition (inclusive of direct acquisition costs), bonuses and commission payments related to the Company’s 2014 performance-based incentive programs and premium payments associated with the renewal of annual insurance policies.

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

Net cash used in operating activities was $(2.5) million for the six-month period ended June 30, 2015, as compared to net cash provided by operating activities of $819 thousand for the six-month period ended June 30, 2014. The primary components of operating cash flows during the first six months of 2015 were driven by the payment of bonus and commissions under our 2014 performance-based bonus programs, and, to a lesser extent, the timing of annual insurance-related premium payments and the payment of software-related expenses to third party providers. Additionally, cash from operations was influenced by non-cash charges of $1.6 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and accretion of contingent earnout consideration). The primary components of operating cash flows during the first six months of 2014 were associated with improved operating performance and receipt of the $1.9 million settlement of the Fullscope acquisition-related escrow, partially offset by the payment of bonus and commissions under our 2013 performance-based bonus programs, and, to a lesser extent, the increase in prepaid expenses and other current assets (primarily driven by the timing of insurance-related annual premium payments). Additionally, cash from operations was influenced by non-cash charges of $2.7 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and changes in lease abandonment assumptions).

Net cash used in investing activities was $(4.9) million during the six-month period ended June 30, 2015, compared to net cash used in investing activities of $(125) thousand in the six-month period ended June 30, 2014. Cash used in investing activities in the three- and six-month periods ended June 30, 2015 consisted of the Zero2Ten Acquisition and, to a lesser extent, the purchases of property and equipment. Cash used in investing activities in the three- and six-month periods ended June 30, 2014 included the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $833 thousand in the six-month period ended June 30, 2015, compared to net cash provided by financing activities of $689 thousand in the six-month period ended June 30, 2014. The 2015 and 2014 cash flows provided by financing activities are attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises, partially offset during 2015 by the repurchase of treasury stock.

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of June 30, 2015. The Company was in compliance with all covenants as of June  30, 2015.

Acquisitions, Earnout Payments and Commitments

Acquisition of Zero2Ten: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding on March 13, 2017. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $4.9 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2014 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2015. Additionally, we have added the following critical accounting policies and estimates during the first half of 2015:

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

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 2, 2015 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2015 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies” in our 2014 Annual Report on Form 10-K; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; (13) changes in our utilization levels; and/or (14) failure to make a successful claim against the Fullscope escrow account. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Part I - Item IA “Risk Factors” in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- or six-month periods ended June 30, 2015 or 2014. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- or six-month periods ended June 30, 2015 and 2014.

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

On June 8, 2015, Avon Products, Inc. filed a complaint in the Supreme Court of the State of New York, County of New York seeking to recover alleged damages from Edgewater Technology-Ranzal, a subsidiary of the Company, in an amount in excess of $7,000,000 plus pre- and post-judgment interest, based upon claims of breach of contract and fraud in connection with Edgewater Technology-Ranzal’s provision of information technology products and services provided and performed during the years 2007 through 2011. Edgewater Technology-Ranzal removed the case to the United States District Court for the Southern District of New York, has asserted numerous defenses and will vigorously contest the claims. We have not formed an opinion that an unfavorable outcome in any of the actions is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.

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

The following table provides information with respect to purchases of our common stock during the quarter ended June 30, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2015	—	$—	—	$9,065,640
May 1 – 31, 2015	16,000	$7.10	16,000	$8,952,040
June 1 – 30, 2015	—	$—	—	$8,952,040

Total	16,000	$7.10	16,000	$8,952,040

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* -	Filed herewith.
** -	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 3, 2015	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2015	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)