Form 10-Q
period 2015-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2015-11-04
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 26, 2015 was 11,768,574.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$20,800	$26,768
Accounts receivable, net of allowance of $150	27,714	24,654
Deferred tax assets, net	1,216	1,196
Prepaid expenses and other current assets	1,269	1,053

Total current assets	50,999	53,671
Property and equipment, net	926	1,029
Intangible assets, net	4,781	480
Goodwill	19,872	12,049
Deferred tax assets, net	25,693	25,974
Other assets	231	210

Total assets	$102,502	$93,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$672	$315
Accrued liabilities	19,032	16,142
Deferred revenue	2,272	1,516

Total current liabilities	21,976	17,973
Other liabilities	3,198	411

Total liabilities	25,174	18,384
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2015 and December 31, 2014, 11,742 and 11,440 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	297	297
Paid-in capital	210,512	210,989
Treasury stock, at cost, 17,994 and 18,296 shares at September 30, 2015 and December 31, 2014, respectively	(117,428)	(119,878)
Accumulated other comprehensive loss	(476)	(220)
Retained deficit	(15,577)	(16,159)

Total stockholders’ equity	77,328	75,029

Total liabilities and stockholders’ equity	$102,502	$93,413

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$27,184	$25,144	$74,483	$73,140
Software revenue	2,017	1,365	8,300	5,920
Reimbursable expenses	1,983	2,220	5,506	6,505

Total revenue	31,184	28,729	88,289	85,565
Cost of revenue:
Project and personnel costs	16,351	15,169	48,365	44,106
Software costs	1,094	924	4,604	3,545
Reimbursable expenses	1,983	2,220	5,506	6,505

Total cost of revenue	19,428	18,313	58,475	54,156

Gross profit	11,756	10,416	29,814	31,409
Operating expenses:
Selling, general and administrative	8,827	8,353	26,056	25,560
Direct acquisition costs	321	—	932	—
Lease abandonment charge	—	—	—	400
Fullscope embezzlement costs (loss recovery)	—	—	(250)	(1,529)
Depreciation and amortization	372	227	918	702

Total operating expenses	9,520	8,580	27,656	25,133

Operating income	2,236	1,836	2,158	6,276
Other expense, net	650	146	1,274	147

Income before income taxes	1,586	1,690	884	6,129
Tax provision	559	714	303	2,721

Net income	$1,027	$976	$581	$3,408

Comprehensive income:
Currency translation adjustments	(74)	(35)	(256)	(14)

Total comprehensive income	$953	$941	$325	$3,394

Net income per share:
Basic net income per share of common stock	$0.09	$0.09	$0.05	$0.31

Diluted net income per share of common stock	$0.08	$0.08	$0.04	$0.26

Shares used in computing basic net income per share of common stock	11,568	11,197	11,463	11,092

Shares used in computing diluted net income per share of common stock	13,275	12,972	13,272	12,973

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$581	$3,408
Adjustments to reconcile net income to net cash provided by operating activities, excluding the impact of acquisitions:
Depreciation and amortization	1,063	862
Share-based compensation expense	1,258	1,181
Deferred income taxes	261	2,159
Lease abandonment	—	(400)
Accretion of contingent earnout consideration	1,114	—
Excess tax benefit from stock options	(192)	206
Gain on disposal of equipment	(10)	—
Changes in operating accounts, net of acquisition:
Accounts receivable	(1,155)	(4,219)
Prepaid expenses and other current assets	(128)	(471)
Accounts payable	206	(532)
Accrued liabilities and other liabilities	(1,746)	3,237
Deferred revenue	(402)	(43)

Net cash provided by operating activities	850	5,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire Zero2Ten	(4,643)	—
Net cash used to acquire Branchbird	(2,755)	—
Purchases of property and equipment	(302)	(183)

Net cash used in investing activities	(7,700)	(183)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	1,020	1,483
Purchases of treasury stock	(306)	(962)
Excess tax benefit from stock options	192	(206)

Net cash provided by financing activities	906	315

Effects of exchange rates on cash	(24)	(25)

Net (decrease) increase in cash and cash equivalents	(5,968)	5,495
CASH AND CASH EQUIVALENTS, beginning of period	26,768	20,321

CASH AND CASH EQUIVALENTS, end of period	$20,800	$25,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$204	$539

Issuance of restricted stock awards	$728	$678

Initial estimate of fair value of contingent earnout considerations	$5,795	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. (“Edgewater”, the “Company”, “we”, or “our”) helps the C-suite drive transformational change through its unique selection of business and technology services and channel-based solutions.

Classic consulting disciplines (such as business advisory, process improvement, organizational change management, M&A due diligence, and domain expertise) are blended with technical services (such as digital transformation, technical roadmaps, data and analytics services, custom development and system integration) to help organizations leverage investments in legacy IT assets to create new digital business models.

Delivering both on premise and in the cloud, Edgewater offers two major channel-based services. In the Oracle channel, Edgewater Ranzal provides Business Analytics solutions leveraging Oracle EPM, BI and Big Data technologies. In the Microsoft channel, Edgewater Fullscope delivers Dynamics AX ERP, Business Intelligence and CRM solutions primarily in the manufacturing space.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. The Company is headquartered in Wakefield, Massachusetts, and substantially all of our revenue is generated within North America.

Other comprehensive income consists of net income plus or minus any periodic currency translation adjustments.

3.	BUSINESS COMBINATIONS:

Acquisition of Branchbird LLC (“Branchbird”): On August 17, 2015, the Company acquired substantially all of the assets and liabilities of Branchbird, pursuant to the terms of an Asset Purchase Agreement (the “Branchbird Acquisition”). Headquartered in Chicago, Illinois, Branchbird delivers Big Data solutions to their clients utilizing the Oracle Endeca and Big Data Discovery (BDD) products. The Branchbird Acquisition extends Ranzal’s presence in the Midwest.

The Company determined the total allocable purchase price consideration to be $4.2 million. The initial cash consideration paid at closing was $2.7 million, net of $19 thousand attributable to a net working capital adjustment. The initial consideration paid by the Company was increased by $1.4 million, representing our initial estimate of the fair value of additional contingent earnout consideration that may be earned by Branchbird, which is described in more detail below. In addition to the above payments, the Company incurred approximately $321 thousand in direct transaction costs, which were expensed during the three- and nine-months ended September 30, 2015.

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Branchbird owners) over two consecutive twelve-month earnout periods, concluding on August 16, 2017. The Company has estimated the fair value of this obligation on the date of acquisition to be $1.4 million. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million. As of September 30, 2015, the Company has recorded an accrual of $1.5 million related to Branchbird contingent earnout consideration.

In connection with the Branchbird Acquisition, the Company made certain estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill.

The Company expects to complete the Branchbird measurement period during the fourth quarter of 2015.

The Company performed a preliminary fair value allocation of the purchase price among assets, liabilities and identified intangible assets. The preliminary allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Accounts receivable	$540
Other assets	16
Accounts payable and accrued expenses	(86)
Customer relationships	2,100	5
Goodwill (deductible for tax purposes)	1,613

Total purchase price	$4,183

The Branchbird Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing August 17, 2015, are included in the Company’s accompanying consolidated statement of comprehensive income. Pro forma financial information related to the Branchbird Acquisition is not presented as the effect of this acquisition was not material to the Company.

Acquisition of Zero2Ten, Inc. (“Zero2Ten”): On March 13, 2015, the Company acquired substantially all of the assets and liabilities of Zero2Ten, pursuant to the terms of an Asset Purchase Agreement (the “Zero2Ten Acquisition”). Headquartered in Alpharetta, Georgia, Zero2Ten is a specialty solution provider of Microsoft’s CRM Cloud product. Zero2Ten has delivered its services to organizations across various vertical markets with an emphasis on manufacturing. The acquisition of Zero2Ten continues our investment in service offerings that complement the Microsoft Dynamics product suite.

The Company determined the total allocable purchase price consideration to be $9.0 million. The initial cash consideration paid at closing was $4.5 million. The cash paid at closing consisted of the $5.0 million purchase price less $457 thousand attributable to a net working capital adjustment. The initial consideration paid by the Company was increased by $4.4 million, representing our initial estimate of the fair value estimate of additional contingent earnout consideration that may be earned by Zero2Ten, which is described in more detail below. In addition to the above payments, the Company incurred approximately $611 thousand in direct transaction costs, which were expensed during the three-months ended March 31, 2015.

During the quarter ended June 30, 2015, the Company made the following adjustments related to its initial purchase price consideration:

•	The Company increased total purchase price consideration of the Zero2Ten Acquisition, resulting in an increase to the carrying value of goodwill, by $101. The increase is attributable to the final true-up of excess net working capital delivered by Zero2Ten at the closing of the transaction.

No adjustments were made to our initial purchase price during the quarter ended September 30, 2015.

An earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Zero2Ten shareholders) over two consecutive twelve-month earnout periods, concluding on March 13, 2017. The Company has estimated the fair value of this obligation on the date of acquisition to be $4.4 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million. As of September 30, 2015, the Company has recorded an accrual of $5.4 million related to Zero2Ten contingent earnout consideration.

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

The Zero2Ten Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing March 13, 2015, are included in the Company’s accompanying consolidated statement of comprehensive income. Pro forma financial information related to the Zero2Ten Acquisition is not presented as the effect of this acquisition was not material to the Company.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three- or nine-month periods ended September 30, 2015 or 2014.

We also perform services on a periodic retainer basis under infrastructure service contracts, which include monthly hosting and support services. Revenue under periodic retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract. In the event additional services are required above the minimum retained or contracted amount, then such services are billed on a time and materials basis.

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

Additionally, the changes in the terms of the resale arrangements may, in certain situations, extend the timing of the recognition period (from full, immediate recognition of the gross margin on the transaction to recognition of the gross margin on the transaction over a three-year period). This would reduce the amount of the software revenue and associated gross margin to be recognized by the Company in the initial period of the sale.

Substantially all of the software sold by the Company is delivered electronically. For software that is delivered electronically, we consider delivery to have occurred when the customer either (a) takes possession of the software via a download (that is, when the customer takes possession of the electronic data on its hardware), or (b) has been provided with access codes that allow the customer to take immediate possession of the software on its hardware pursuant to an agreement or purchase order for the software.

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

Share-based compensation expense under all of the Company’s share-based plans was $408 thousand and $1.3 million for the three- and nine-month periods ended September 30, 2015, respectively. Share-based compensation expense under all of the Company’s share-based plans was $369 thousand and $1.2 million for the three- and nine-month periods ended September 30, 2014, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $246 thousand and $1.0 million during the three- and nine-month periods ended September 30, 2015, respectively. Cash received from ESPP and stock option exercises was $656 thousand and $1.5 million during the three- and nine-month periods ended September 30, 2014, respectively.

As of September 30, 2015, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.9 million and is expected to be recognized over a weighted-average period of 1.4 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

6.	INCOME TAXES:

The Company recorded a tax provision of $559 thousand and $303 thousand for the three- and nine-month periods ended September 30, 2015, respectively. The Company recorded a tax provision of $714 thousand and $2.7 million for the three- and nine-month periods ended September 30, 2014, respectively. The reported tax provision for the three- and nine-month periods ended September 30, 2015 is based upon an estimated annual effective tax rate of 35.2% and 34.3%, respectively. The effective tax rates reflected our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. During the year ended December 31, 2013, we emerged from a cumulative three year pre-tax loss position, which removed this important piece of negative evidence from our evaluation. As a result, we concluded the asset was realizable and we reversed $36.2 million of the previously established deferred tax asset valuation allowance. As of both September 30, 2015 and December 31, 2014, the recorded deferred tax asset valuation allowance balance was $1.5 million.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three- and nine-month periods ended September 30, 2015, we reversed, as part of income tax expense, $(37) thousand and $(33) thousand, respectively, in interest and penalties related to our unrecognized tax benefits. During the three- and nine-month periods ended September 30, 2014, we recognized, as a part of income tax expense, $20 thousand and $60 thousand, respectively, in interest and penalties related to our unrecognized tax benefits.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. Other than certain unrecognized tax benefits for which the statute of limitations will expire during the third quarter of 2015, we have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

As of September 30, 2015, our financial assets and liabilities required to be measured on a recurring basis were our money market investments and contingent earnout considerations. As of December 31, 2014, our only financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at September 30, 2015:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

Financial liabilities:
Contingent earnout consideration	$6,909	$—	$—	$6,909

Total financial liabilities	$6,909	$—	$—	$6,909

Balance at December 31, 2014:
Financial assets:
Money market investment	$4,084	$4,084	$—	$—

Total financial assets	$4,084	$4,084	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the three- or nine-month periods ended September 30, 2015.

The Company has classified its net liability for contingent earnout considerations relating to its acquisitions of Zero2Ten and Branchbird within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 3.

A reconciliation of the beginning and ending Level 3 net liabilities for the nine-month period ended September 30, 2015 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2014	$—
Initial estimate of fair value related to Zero2Ten contingent earnout consideration	4,367
Initial estimate of fair value related to Branchbird contingent earnout consideration	1,428
Accretion of contingent earnout consideration (included within other expense, net)	1,114

Ending balance at September 30, 2015	$6,909

As of September 30, 2015 and December 31, 2014, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

8.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased to $19.9 million as of September 30, 2015 compared to $12.0 million as of December 31, 2014. This increase is the result of the acquisitions of substantially all of the assets of Zero2Ten and Branchbird, which are further disclosed within Note 3. With the exception of the acquisition-related increase noted herein, there have been no other changes to the Company’s goodwill balance. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $215 thousand and $454 thousand during the three- and nine-month periods ended September 30, 2015, respectively. Amortization expense was $75 thousand and $226 thousand during the three- and nine-month periods ended September 30, 2014, respectively. This amortization expense relates to certain non-competition covenants, trade names and customer lists, which expire at various times through 2020.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue - software cost) of $44 thousand and $145 thousand during the three- and nine-month periods ended September 30, 2015, respectively. The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue - software cost) of $53 thousand and $160 thousand during the three- and nine-month periods ended September 30, 2014, respectively.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2015	$913
2016	$1,273
2017	$1,086
2018	$953
2019 and beyond	$1,155

9.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(In Thousands)
Accrued short-term contingent earnout consideration	$3,711	$—
Accrued bonuses	2,701	4,268
Accrued commissions	1,674	3,012
Accrued vacation	2,755	2,106
Accrued payroll related liabilities	3,044	2,055
Accrued software expense	770	820
Short-term portion of lease abandonment accrual	583	609
Deferred rent	253	400
Accrued sales and use tax	53	274
Other accrued expenses	3,488	2,598

Total	$19,032	$16,142

Other liabilities consisted of $3.2 million of contingent earnout consideration as of September 30, 2015. Other liabilities consisted of $411 thousand of the long-term portion of lease abandonment accrual as of December 31, 2014.

10.	NET INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$1,027	$976	$581	$3,408

Weighted average common shares outstanding	11,568	11,197	11,463	11,092

Basic net income per share of common stock	$0.09	$0.09	$0.05	$0.31

Diluted net income per share:
Net income applicable to common shares	$1,027	$976	$581	$3,408

Weighted average common shares outstanding	11,568	11,197	11,463	11,092
Dilutive effects of stock options	1,707	1,775	1,809	1,881

Weighted average common shares, assuming dilutive effect of stock options	13,275	12,972	13,272	12,973

Diluted net income per share of common stock	$0.08	$0.08	$0.04	$0.26

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 69 thousand and 68 thousand in the three- and nine-month periods ended September 30, 2015, respectively. The diluted computation would have increased by approximately 303 thousand and 314 thousand in the three- and nine-month periods ended September 30, 2014, respectively. As of September 30, 2015 and 2014, there were approximately 4.0 million share-based awards outstanding, respectively, under the Company’s equity plans.

11.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 19, 2014 (the “Repurchase Period”). On September 17, 2015, we announced that the Board had approved an extension of the Repurchase Period to September 23, 2016.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company repurchased 27 thousand shares at an aggregate price of $192 thousand and 43 thousand shares at an aggregate price of $306 thousand during the three- and nine-month periods ended September 30, 2015. The Company repurchased a total of 142 thousand shares of common stock during the three- and nine-month periods ended September 30, 2014 at an aggregate price of $962 thousand.

12.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was in compliance with all covenants as of September 30, 2015. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of September 30, 2015.

13.	COMMITMENTS AND CONTINGENCIES:

Lone Star Value Investors, LP, on behalf of itself and other stockholders (collectively “Lone Star”), filed a preliminary consent solicitation statement (the “Lone Star Consent Solicitation”) on Schedule 14A with the Securities and Exchange Commission on October 26, 2015. Lone Star intends to solicit written consents from stockholders of the Company to remove and replace the independents members of the Company’s Board of Directors. The Company intends to vigorously defend itself and continue to act in the best interest of all stockholders.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. We have not formed an opinion that an unfavorable outcome in any of the actions is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.

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

Business Overview

Edgewater Technology, Inc. helps the C-suite drive transformational change through its unique selection of business and technology services and channel-based solutions.

Classic consulting disciplines (such as business advisory, process improvement, organizational change management, M&A due diligence, and domain expertise) are blended with technical services (such as digital transformation, technical roadmaps, data and analytics services, custom development and system integration) to help organizations leverage investments in legacy IT assets to create new digital business models.

Delivering both on premise and in the cloud, Edgewater offers two major channel-based services. In the Oracle channel, Edgewater Ranzal provides Business Analytics solutions leveraging Oracle EPM, BI and Big Data technologies. In the Microsoft channel, Edgewater Fullscope delivers Dynamics AX ERP, Business Intelligence and CRM solutions primarily in the manufacturing space.

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 80.5% and 83.3% of service revenue for the three- and nine-month periods ended September 30, 2015, respectively. Time and materials-based contracts represented 89.6% and 91.6% of service revenue for the three- and nine-month periods ended September 30, 2014, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 15.3% and 12.2% of service revenue for the three- and nine-month periods ended September 30, 2015, respectively. Fixed-price contracts represented 6.3% and 4.2% of service revenue for the three- and nine-month periods ended September 30, 2014, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 4.2% and 4.5% of service revenue during the three- and nine-month periods ended September 30, 2015, respectively. Retainer-based contracts represented 4.1% and 4.2% of service revenue during the three- and nine- month periods ended September 30, 2014, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Adjustments to Fair Value of Contingent Consideration. During August 2015, the Company recorded a contingent liability of $1.4 million in connection with the Branchbird acquisition. During March 2015, the Company recorded a contingent liability of $4.4 million in connection with the Zero2Ten acquisition. We remeasure the estimated carrying value of contingent consideration each quarter, with any changes in the estimated fair value recorded as a component of selling, general and administrative expenses, in the condensed consolidated statements of comprehensive income. Accretion of contingent earnout liability is recorded within other expense, net in the condensed consolidated statements of comprehensive income. As of September 30, 2015, the Company’s ongoing contingent consideration obligation was related to the Zero2Ten and Branchbird acquisitions. As of December 31, 2014, the Company had no ongoing contingent consideration obligations.

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

During the second quarter of 2015, the Company released the remaining balance of $250 thousand which had been held in escrow in the event it was necessary to cover any potential future sales and use tax exposure that arose from subsequent state inquiry or audit. As no exposure was identified, the remaining balance was remitted to the former Fullscope stockholders during the second quarter of 2015. Simultaneously, the Company reversed the remaining estimated sales and use tax reserve, in the amount of $250 thousand, that had previously been established to account for estimated potential exposure from sales and use tax audits. This reversal resulted in a gain recognized within the Fullscope embezzlement costs (loss recovery) line on our condensed consolidated statement of comprehensive income. As of September 30, 2015 there are no remaining balances held in escrow or the sales and use tax reserve.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2015, Compared to Results for the Three and Nine Months Ended September 30, 2014,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Nine Months Ended September 30, 2015, Compared to Results for the Three and Nine Months Ended September 30, 2014

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Service revenue	87.2%	87.5%	84.4%	85.5%
Software revenue	6.5%	4.8%	9.4%	6.9%
Reimbursable expenses	6.3%	7.7%	6.2%	7.6%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	52.5%	52.8%	54.8%	51.6%
Software costs	3.5%	3.2%	5.2%	4.1%
Reimbursable expenses	6.3%	7.7%	6.2%	7.6%

Total cost of revenue	62.3%	63.7%	66.2%	63.3%

Gross profit	37.7%	36.3%	33.8%	36.7%
Operating expenses:
Selling, general and administrative	28.3%	29.1%	29.5%	29.9%
Direct acquisition	1.0%	0.0%	1.1%	0.0%
Lease abandonment charge	0.0%	0.0%	0.0%	0.5%
Fullscope embezzlement costs (loss recovery)	0.0%	0.0%	(0.3)%	(1.8)%
Depreciation and amortization	1.2%	0.8%	1.0%	0.8%

Total operating expenses	30.5%	29.9%	31.3%	29.4%

Operating income	7.2%	6.4%	2.5%	7.3%
Other expense, net	2.1%	0.5%	1.5%	0.1%

Income before income taxes	5.1%	5.9%	1.0%	7.2%
Income tax provision	1.8%	2.5%	0.3%	3.2%

Net income	3.3%	3.4%	0.7%	4.0%

Revenue. Total revenue increased by $2.5 million, or 8.5%, to $31.2 million during the three-month period ended September 30, 2015, compared to total revenue of $28.7 million in the three-month period ended September 30, 2014. Total revenue increased by $2.7 million, or 3.2%, to $88.3 million during the nine-month period ended September 30, 2015, compared to total revenue of $85.6 million in the nine-month period ended September 30, 2014. Service revenue increased by $2.0 million, or 8.1%, to $27.2 million during the three-month period ended September 30, 2015, compared to service revenue of $25.1 million in the three-month period ended September 30, 2014. Service revenue increased by $1.3 million, or 1.8%, to $74.5 million during the nine-month period ended September 30, 2015, compared to service revenue of $73.1 million in the nine-month period ended September 30, 2014.

During both the three- and nine-month periods ended September 30, 2015, billable consultant utilization has decreased, as compared to the three- and nine-month periods ended September 30, 2014. Billable consultant utilization decreased to 71.9% and 70.7% in the three- and nine-months ended September 30, 2015 compared to 77.3% and 77.7% in the three- and nine-months ended September 30, 2014. Over the same comparable periods, the Company has increased billable consultant headcount, from 325 billable employees as of September 30, 2014 to 366 billable employees as of September 30, 2015. This increase is primarily the result of the Zero2Ten and Branchbird acquisitions. The decrease in billable consultant utilization has been driven by temporary delays in project starts. Project start delays represent instances where signed contracts exist, however the initial project kick-off has been delayed. These delays were experienced predominantly within our EPM/BI service offerings during the first half of 2015, however several of these projects commenced during the latter stages of the third quarter of 2015.

On a sequential quarterly basis, billable consultant utilization increased to 71.9% from 69.8% in the second quarter of 2015. This improvement is a direct reflection of the kick-off of previously delayed projects in the EPM/BI service offering.

Annualized service revenue per billable consultant, as adjusted for utilization, was $374 thousand and $359 thousand during the three-month periods ended September 30, 2015 and 2014, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $357 thousand and $363 thousand during the nine-month periods ended September 30, 2015 and 2014, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

The existence of intellectual property (IP) design and build capabilities in our strategic offerings mix has had a positive impact on our lead generation and overall sales activity. We plan to continue to build out intellectual property in the healthcare, insurance and manufacturing verticals, as well as in our EPM/BI service offering, in future periods.

During the three- and nine-month periods ended September 30, 2015, software revenue totaled $2.0 million and $8.3 million, or 6.5% and 9.4% of total revenue, respectively, compared to software revenue of $1.4 million and $5.9 million, or 4.8% and 6.9%, respectively, in the three- and nine-month periods ended September 30, 2014. Our software revenue is primarily related to our resale of Microsoft Dynamics AX ERP software and maintenance. Software revenue is expected to fluctuate on an annual period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to be a significant component of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

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

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue decreased to $2.0 million compared to $2.2 million for the three-month periods ended September 30, 2015 and 2014, respectively. Reimbursed expense revenue decreased to $5.5 million for the nine-month period ended September 30, 2015, as compared to $6.5 million in the comparative 2014 year-to-date period. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the nine-month period ended September 30, 2015 totaled 614, as compared to 370 customers during the nine-month period ended September 30, 2014. The number of customers served in 2015 has benefited from the Zero2Ten and Branchbird acquisitions. During the first nine months of 2015, we secured first-time engagements with a total of 108 new customers, compared to 67 new customer engagements during the first nine months of 2014.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.1 million, or 6.1%, to $19.4 million for the three-month period ended September 30, 2015, compared to $18.3 million in the comparative 2014 quarterly period. Cost of revenue increased by $4.3 million, or 8.0%, to $58.5 million during the year-to-date period ended September 30, 2015 compared to $54.2 million in the comparative 2014 year-to-date period.

The primary drivers of the 2015 year-over-year increase in total cost of revenue during the three- and nine-month periods ended September 30, 2015, on an absolute dollar basis, were related to increases in salary- and fringe-related expenses (primarily associated with the increase in billable consultant headcount), combined with an increase in software related expense (a direct result of the increased software revenue during the comparable periods). The Company maintained 366 billable consultants (excluding contractors) as of the quarter ended September 30, 2015, compared to 325 billable consultants (excluding contractors) at the end of the third quarter of 2014.

Project and personnel costs represented 52.5% and 54.8% of total revenue during the three- and nine-month periods ended September 30, 2015, respectively, as compared to 52.8% and 51.6% of total revenue during the three- and nine-month periods ended September 30, 2014, respectively.

The increase in project and personnel costs during the nine-month period ended September 30, 2015, as a percentage of total revenue, was driven by the increase in salary and related expenses associated with the increase in billable consultant headcount as well as increased contractor expense associated with our reliance on contractor resources during 2015 (contractors were leveraged as a flexible staffing solution sacrificing margin in the short-term for flexibility in the long-term).

Software costs amounted to $1.1 million and $4.6 million during the three- and nine-month periods ended September 30, 2015, respectively. Software costs amounted to $924 thousand and $3.5 million during the three- and nine-month periods ended September 30, 2014, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $2.0 million and $5.5 million for the three- and nine-month periods ended September 30, 2015, respectively, compared to $2.2 million and $6.5 million in the comparative quarterly periods of 2014, respectively.

Gross Profit. During the three-month period ended September 30, 2015, total gross profit increased $1.3 million, or 12.9%, to $11.8 million compared to gross profit of $10.4 million in the three-month period ended September 30, 2014. During the nine-month period ended September 30, 2015, total gross profit decreased $(1.6) million, or (5.1)%, to $29.8 million compared to total gross profit of $31.4 million in the nine-month period ended September 30, 2014. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, increased to 37.7% in the third quarter of 2015, compared to 36.3% in the third quarter of 2014. Total gross margin decreased to 33.8% in the nine-month period ended September 30, 2015, compared to 36.7% in the comparative 2014 year-to-date period. The year-over-year quarterly improvement in gross margin is directly attributable to the growth in service revenue, partially offset by the salary-related expenses (resulting from headcount growth) while the year-to-date decrease in total gross margin is primarily the result of the decrease in billable consultant utilization (driven by project start delays) combined with the increased salary-related expenses.

Service revenue gross margins were 39.9% in the third quarter of 2015, compared to 39.7% in the third quarter of 2014. Service revenue gross margins were 35.1% in the nine-month period ended September 30, 2015, compared to 39.7% in the comparative 2014 year-to-date period. The decrease in service revenue gross margin for the nine-month period ended September 30, 2015 is primarily related to the decrease in billable consultant utilization combined with salary-related expense increases, as described above.

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

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 28.3% and 29.5% during the three- and nine-month periods ended September 30, 2015, respectively, compared to 29.1% and 29.9% in the three- and nine-month periods of 2014, respectively. On an absolute dollar-basis, SG&A expenses increased by $474 thousand, or 5.7%, and increased by $496 thousand, or 1.9%, to $8.8 million and $26.1 million in the three- and nine-month periods ended September 30, 2015, respectively, compared to SG&A expenses of $8.4 million and $25.6 million in the three- and nine-month period ended September 30, 2014, respectively.

Selling, general and administrative expenses increased, for both the quarterly and year-to-date periods, compared to the prior year as a result of increased salary expense (due to increased headcount) combined with an increase in travel-related expenses and, to a lesser extent, an increase in marketing-related expenses. These increases were partially offset by the decreases in bonus and commission expenses, which were driven by year-to-date service revenue performance.

The Lone Star Consent Solicitation, filed on October 26, 2015, intends to solicit written consents from stockholders of the Company to remove and replace the independents members of the Company’s Board of Directors. The Company intends to vigorously defend itself and continue to act in the best interest of all stockholders. However, selling, general and administrative expenses may be significantly impacted in future quarters, particularly the fourth quarter of 2015, as a result of professional services fees expected to be incurred in connection with the Company’s defense. The timing and magnitude of these expenses will depend on the nature of the consent solicitation and the Company’s response thereto.

Direct Acquisition Costs. During the first quarter of 2015, the Company incurred approximately $611 thousand of direct acquisition costs associated with the March 13, 2015 Zero2Ten Acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition. During the third quarter of 2015, the Company incurred approximately $321 thousand of direct acquisition costs associated with the August 17, 2015 Branchbird Acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition. No such costs were incurred by the Company during 2014.

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

Fullscope Embezzlement Costs (Loss Recovery). During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). Approximately $1.5 million of the settlement proceeds were recorded as a “loss recovery” gain and are included, as a reduction in operating expenses, within the Fullscope embezzlement costs (loss recovery) on our condensed consolidated statement of comprehensive income during the quarter ended June 30, 2014. During the quarter ended June 30, 2015, the remaining escrow balance was released and the Company simultaneously concluded that a reserve was no longer necessary and therefore reversed $250 thousand that had been previously reserved for potential sales and use tax penalties and interest from subsequent state inquiry or audit.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $145 thousand, or 63.9%, to $372 thousand in the quarter ended September 30, 2015 as compared to $227 thousand in the quarter ended September 30, 2014. Similarly, depreciation and amortization expense increased $216 thousand, or 30.8%, to $918 thousand in the nine-month period ended September 30, 2015 compared to $702 thousand in the comparative 2014 year-to-date period.

Amortization expense was $215 thousand and $454 thousand during the three- and nine-month periods ended September 30, 2015, respectively, compared to amortization expense of $75 thousand and $226 thousand in the three- and nine-month periods ended September 30, 2014, respectively. The increase in amortization expense during the third quarter of 2015 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Zero2Ten and Branchbird Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense of $157 thousand and $464 thousand recorded in the three- and nine-month periods ended September 30, 2015, respectively, were consistent with depreciation expense recognized during the comparative 2014 quarterly and year-to-date periods.

Operating Income. Operating income was $2.2 million in the third quarter of 2015, compared to operating income of $1.8 million in the comparative 2014 quarterly period. Operating income for the nine-month period ended September 30, 2015 was $2.2 million, compared to operating income of $6.3 million in the comparative 2014 year-to-date period.

The 2015 third quarter increase in operating income is primarily attributable to the increase in service revenue, partially offset by the increased selling, general and administrative expenses. The year-to-date decrease in operating income is primarily related to the decrease in billable consultant utilization combined with the absence of the Fullscope settlement reversal (in the nine-month period ended September 30, 2014 the Company recovered $1.5 million related to the Fullscope Embezzlement issue).

Other Expense, Net. Other expense, net, totaled $650 thousand and $1.3 million during the three- and nine-month periods ended September 30, 2015, respectively, while other expense, net, totaled $146 thousand and $147 thousand during the comparative 2014 periods, respectively. Other expense, net, for the three- and nine-months ended September 30, 2015 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Zero2Ten and Branchbird Acquisitions and also includes periodic foreign currency exchange gains and losses. Other expense, net for the three- and nine-months ended September 30, 2014 was related to periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $559 thousand and $303 thousand during the three- and nine-month periods ended September 30, 2015, respectively. We recorded a provision for income taxes of $714 thousand and $2.7 million during the three- and nine-month periods ended September 30, 2014, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 35.2% and 34.3% during the three- and nine-month periods ended September 30, 2015, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 42.2% and 44.4% during the three- and nine-month periods ended September 30, 2014, respectively.

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

Net Income. We generated net income of $581 thousand and $1.4 million during the three- and nine-month periods ended September 30, 2015, respectively, compared to net income of $976 thousand and $3.4 million during the three- and nine-month periods ended September 30, 2014, respectively. The 2015 third quarter decreases in net income is primarily attributable to the decrease in billable consultant utilization and the increase in salary and salary-related expenses associated with headcount growth. The year-to-date decrease in net income is primarily attributable to the absence of the Fullscope embezzlement settlement (recorded during 2014), the decrease in billable consultant utilization and the increase in salary and salary-related expenses.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$850	$5,388
Investing activities	(7,700)	(183)
Financing activities	906	315
Effects of exchange rates on cash	(24)	(25)

Total cash (used in) provided by the period	$(5,968)	$5,495

Working capital, which is defined as current assets less current liabilities, decreased to $29.0 million as of September 30, 2015, as compared to $35.7 million as of December 31, 2014. As of September 30, 2015, we had cash and cash equivalents of $20.8 million, a $(6.0) million decrease from the December 31, 2014 balance of $26.8 million. The primary drivers of the decrease in cash during 2015 are payments related to the Zero2Ten Acquisition and Branchbird Acquisition (inclusive of direct acquisition costs), bonuses and commission payments related to the Company’s 2014 performance-based incentive programs and premium payments associated with the renewal of annual insurance policies.

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

Net cash provided by operating activities was $850 thousand for the nine-month period ended September 30, 2015, as compared to net cash provided by operating activities of $5.4 million for the nine-month period ended September 30, 2014. The primary components of operating cash flows during the first nine months of 2015 were driven by the payment of bonus and commissions under our 2014 performance-based bonus programs, and, to a lesser extent, the timing of annual insurance-related premium payments and the payment of software-related expenses to third party providers. Additionally, cash from operations was influenced by non-cash charges of $3.5 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and accretion of contingent earnout consideration). The primary components of operating cash flows during the first nine months of 2014 were associated with improved operating performance and receipt of the $1.9 million settlement of the Fullscope acquisition-related escrow, partially offset by the payment of bonus and commissions under our 2013 performance-based bonus programs, and, to a lesser extent, the change in prepaid expenses and other current assets (primarily driven by the timing of insurance-related annual premium payments). Additionally, cash from operations was influenced by non-cash charges of $4.0 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and changes in lease abandonment assumptions).

Net cash used in investing activities was $(7.7) million during the nine-month period ended September 30, 2015, compared to net cash used in investing activities of $(183) thousand in the nine-month period ended September 30, 2014. Cash used in investing activities in the three- and nine-month periods ended September 30, 2015 consisted of the Branchbird Acquisition, the Zero2Ten Acquisition and, to a lesser extent, the purchases of property and equipment. Cash used in investing activities in the three- and nine-month periods ended September 30, 2014 included the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $906 thousand in the nine-month period ended September 30, 2015, compared to net cash provided by financing activities of $315 thousand in the nine-month period ended September 30, 2014. The 2015 and 2014 cash flows provided by financing activities are attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises, partially offset by the repurchases of treasury stock.

In September 2013, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $10.0 million and includes an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $15 million over its three-year term. The Credit Facility is secured by the personal property of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to, as elected by the Company, (i) the Prime Rate, or (ii) the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on September 23, 2016. No amounts were drawn under this facility as of September 30, 2015. The Company was in compliance with all covenants as of September 30, 2015.

Acquisitions, Earnout Payments and Commitments

Acquisition of Branchbird: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding on August 17, 2017. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $1.4 million. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million.

Acquisition of Zero2Ten: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding on March 13, 2017. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $4.4 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2014 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2015. Additionally, we have added the following critical accounting policies and estimates during 2015:

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

Valuation of Contingent Earnout Consideration. Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of comprehensive income. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the new effective date for the Company will be December 1, 2018. This update could impact the timing and amounts of revenue recognized. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

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

In September 2015, FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16), to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 applies to all entities and is effective, for all public business entities, for annual periods beginning after December 15, 2015, and interim periods within those years. The adoption of ASU 2015-16 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In addition, please note the following risk:

The Lone Star Consent Solicitation will likely be disruptive and costly, and the possibility that the consent solicitation could result in the replacement of most members of our Board of Directors could cause uncertainty about the direction of our business. The Lone Star consent solicitation will likely be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Perceived uncertainties as to our future direction as a result of changes to composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, and make it more difficult to attract and retain qualified personnel.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2015 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) future proxy contests could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the direction of our business; and/or (13) the failure of the marketplace to embrace advisory and product-based consulting services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under Part I - Item IA “Risk Factors” in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three- or nine-month periods ended September 30, 2015 or 2014. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- or nine-month periods ended September 30, 2015 and 2014.

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

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. We have not formed an opinion that an unfavorable outcome in any of the actions is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.

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

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 19, 2014 (the “Repurchase Period”). On September 17, 2015, we announced that the Board had approved an extension of the Repurchase Period to September 23, 2016.

The following table provides information with respect to purchases of our common stock during the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2015	—	$—	—	$8,952,040
August 1 – 31, 2015	27,000	$7.12	27,000	$8,759,800
September 1 – 30, 2015	—	$—	—	$8,759,800

Total	—	$—	—	$8,759,800

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Asset Purchase Agreement, dated as of August 17, 2015, by and among Edgewater Technology-Branchbird, Inc., Branchbird LLC, and Andrew Oh, Patrick Rafferty and Dan Brock (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2015) +

2.2	Earnout Agreement, dated as of August 17, 2015, by and among Edgewater Technology-Branchbird, Inc. and Branchbird LLC (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2015)

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

+	All Exhibits and Schedules have been omitted from the filed copy of this agreement. The Company will furnish, supplementally, a copy of such Exhibits and Schedules to the Securities and Exchange Commission upon request.
* -	Filed herewith.
** -	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: November 4, 2015	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer
(Principal Financial and Accounting Officer)