Form 10-Q
period 2016-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2016-05-06
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 2, 2016 was 12,137,137.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,967	$11,981
Accounts receivable, net of allowance of $150	28,926	27,753
Prepaid expenses and other current assets	2,308	704

Total current assets	39,201	40,438
	0
Property and equipment, net	721	824
Intangible assets, net	11,087	11,990
Goodwill	29,983	29,910
Deferred tax assets, net	24,655	24,032
Other assets	240	230

Total assets	$105,887	$107,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961	$586
Accrued liabilities	12,148	15,486
Short-term portion of contingent earnout consideration	7,536	7,072
Deferred revenue	2,035	2,428

Total current liabilities	22,680	25,572
Revolving credit facility	5,000	5,000
Long-term portion of contingent earnout consideration	3,737	3,468

Total liabilities	31,417	34,040
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2016 and December 31, 2015, 12,085 and 11,862 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	297	297
Paid-in capital	210,312	210,324
Treasury stock, at cost, 17,651 and 17,874 shares at March 31, 2016 and December 31, 2015, respectively	(114,657)	(116,464)
Accumulated other comprehensive loss	(499)	(554)
Retained deficit	(20,983)	(20,219)

Total stockholders’ equity	74,470	73,384

Total liabilities and stockholders’ equity	$105,887	$107,424

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months
	Ended March 31,
	2016	2015
Revenue:
Service revenue	$28,215	$22,677
Software revenue	2,029	2,167
Reimbursable expenses	1,654	1,734

Total revenue	31,898	26,578
Cost of revenue:
Project and personnel costs	18,240	15,794
Software costs	1,254	1,405
Reimbursable expenses	1,654	1,734

Total cost of revenue	21,148	18,933

Gross profit	10,750	7,645
Operating expenses:
Selling, general and administrative	9,944	8,266
Direct acquisition costs	430	611
Depreciation and amortization	1,004	223

Total operating expenses	11,378	9,100

Operating loss	(628)	(1,455)
Other expense, net	625	120

Loss before income taxes	(1,253)	(1,575)
Tax benefit	(490)	(635)

Net loss	$(763)	$(940)

Comprehensive loss:
Currency translation adjustments	54	(155)

Total comprehensive loss	$(709)	$(1,095)

Net loss per share:
Basic net loss per share of common stock	$(0.06)	$(0.08)

Diluted net loss per share of common stock	$(0.06)	$(0.08)

Shares used in computing basic net loss per share of common stock	11,790	11,345

Shares used in computing diluted net loss per share of common stock	11,790	11,345

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months
	Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(763)	$(940)
Adjustments to reconcile net loss to net cash used in operating activities, excluding the impact of acquisitions:
Depreciation and amortization	1,049	277
Share-based compensation expense	477	463
Deferred income taxes	(622)	(678)
Accretion of contingent earnout consideration	733	83
Recovery of doubtful accounts	(29)	—
Excess tax benefit from stock options	101	—
Changes in operating accounts, net of acquisition:
Accounts receivable	(1,146)	785
Prepaid expenses and other current assets	(1,614)	(481)
Accounts payable	375	205
Accrued liabilities and other liabilities	(3,339)	(3,222)
Deferred revenue	(375)	89

Net cash used in operating activities	(5,153)	(3,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire Zero2Ten	—	(4,543)
Net cash used to acquire M2 Dynamics	(93)	—
Purchases of property and equipment	(43)	(109)

Net cash used in investing activities	(136)	(4,652)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	1,317	256
Excess tax benefit from stock options	(101)	—

Net cash provided by financing activities	1,216	256

Effects of exchange rates on cash	59	(32)

Net decrease in cash and cash equivalents	(4,014)	(7,847)
CASH AND CASH EQUIVALENTS, beginning of period	11,981	26,768

CASH AND CASH EQUIVALENTS, end of period	$7,967	$18,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$40	$76

Issuance of restricted stock awards	$—	$620

Change in fair value of contingent earnout considerations	$733	$83

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Edgewater Technology, Inc. helps C-suite executives drive transformational change through its unique selection of business and technology services and channel-based solutions.

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

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2015 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “2015 Form 10-K”).

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2015 Form 10-K.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

Other comprehensive loss consists of net loss plus or minus any currency translation adjustments.

3.	BUSINESS COMBINATIONS:

M2 Dynamics Inc. (“M2 Dynamics”): On December 21, 2015, the Company acquired substantially all of the assets and certain liabilities of M2 Dynamics Inc., pursuant to the terms of an Asset Purchase Agreement (the “M2 Dynamics Acquisition”). Headquartered in Irvine, California, M2 Dynamics is an Oracle Platinum Partner providing Oracle Enterprise Performance Management (“EPM”) and Business Intelligence (“BI”) solutions and services, primarily to the West Coast and southern regions of the United States. M2 Dynamics joined the Company’s Edgewater Ranzal business in providing clients with information technology consultancy services specializing in Business Analytics and encompassing EPM, BI and Big Data solutions.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	BUSINESS COMBINATIONS (Continued):

The Company initially estimated total fair value of the purchase price consideration to be $19.8 million. The initial cash consideration paid at close consisted of the $16.1 million base purchase price plus $596 thousand attributable to a net working capital adjustment. The total purchase price was increased by $3.0 million, representing the adjusted fair value estimate of additional contingent earnout consideration that may be earned by M2 Dynamics, which is described in more detail below.

During the quarter ended March 31, 2016, the Company increased total purchase price consideration of the M2 Dynamics Acquisition, resulting in an increase to the carrying value of goodwill, by $93 thousand. The increase is attributable to the final true-up of excess net working capital delivered by M2 Dynamics at the closing of the transaction.

The M2 Dynamics financial accounting measurement period was completed during the first quarter of 2016.

The Company, as of March 31, 2016, had accrued $3.3 million in potential future contingent earnout consideration payable to M2 Dynamics related to the completion of the one-year earnout period. The maximum amount of contingent earnout consideration that M2 Dynamics can earn during the earnout period is capped at $6.6 million (and is not impacted by continued employment status of M2 Dynamics shareholders).

In addition to the above payments, the Company incurred approximately $1.2 million in direct transaction costs. Direct acquisition costs were $430 thousand during the three-month period ended March 31, 2016 and $801 thousand during the three-month period ended December 31, 2015. The direct acquisition costs were expensed (within direct acquisition costs on the consolidated statement of comprehensive loss) as incurred.

In connection with the M2 Dynamics Acquisition, the Company made certain estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill.

The Company performed a fair value allocation of the purchase price among assets, liabilities and identified intangible assets. The allocation of the purchase price was as follows:

	Total	Life (In Years)
	(In Thousands)
Accounts receivable	$2,785
Other assets	21
Accounts payable and accrued expenses	(753)
Customer relationships	7,700	6 Years
Goodwill (deductible for tax purposes)	10,115

Total purchase price	$19,868

The M2 Dynamics Acquisition was accounted for as a purchase transaction, and accordingly, the results of comprehensive loss, commencing December 21, 2015, are included in the Company’s accompanying consolidated statement of comprehensive loss.

The Company recorded total revenues of $3.1 million during the three-month period ended March 31, 2016. Non-cash expenses associated with amortization of purchased intangible assets as well as the accretion of contingent earnout consideration totaled $749 thousand, which was a significant factor in the overall net loss of M2 Dynamics of $(105) thousand during the three-month period ended March 31, 2016.

The following table sets forth supplemental pro forma financial information that assumes the acquisition of M2 Dynamics was completed at the beginning of 2015. The information for the quarter ended March 31, 2015 includes the historical results of Edgewater and M2 Dynamics. The pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

Unaudited March 31, 2015
(In Thousands)
Pro forma revenue	$29,068

Pro forma net loss	(895)

Pro forma basic net loss per share	$(0.08)

Pro forma diluted net loss per share	$(0.08)

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

The Company determined the total allocable purchase price consideration to be $4.2 million. The initial cash consideration paid at closing was $2.7 million, net of $19 thousand attributable to a net working capital adjustment. The total purchase price was increased by $1.4 million, representing our initial estimate of the fair value of additional contingent earnout consideration that may be earned by Branchbird, which is described in more detail below. In addition to the above payments, the Company incurred approximately $340 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the consolidated statement of comprehensive loss) during the year ended December 31, 2015.

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Branchbird owners) over two consecutive one-year earnout periods, concluding on August 16, 2017. The Company has estimated the fair value of this obligation on the date of acquisition to be $1.4 million. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million. As of March 31, 2016, the Company had recorded an accrual of $1.6 million related to Branchbird contingent earnout consideration.

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

The Branchbird Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing August 17, 2015, are included in the Company’s accompanying consolidated statement of comprehensive loss. Pro forma financial information related to the Branchbird Acquisition is not presented as the effect of this acquisition was not material to the Company.

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

The Company determined the total allocable purchase price consideration to be $9.0 million. The initial cash consideration paid at closing was $4.5 million. The cash paid at closing consisted of the $5.0 million purchase price less $457 thousand attributable to a net working capital adjustment. The total purchase price was increased by $4.4 million, representing our initial estimate of the fair value estimate of additional contingent earnout consideration that may be earned by Zero2Ten, which is described in more detail below. In addition to the above payments, the Company incurred approximately $613 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the consolidated statement of comprehensive loss) during the year ended December 31, 2015.

An earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Zero2Ten shareholders) over two consecutive one-year earnout periods, concluding on March 13, 2017. The Company has estimated the fair value of this obligation on the date of acquisition to be $4.4 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million. As of March 31, 2016, the Company had recorded an accrual of $6.4 million related to Zero2Ten contingent earnout consideration.

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

The Zero2Ten Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing March 13, 2015, are included in the Company’s accompanying consolidated statement of comprehensive loss. Pro forma financial information related to the Zero2Ten Acquisition is not presented as the effect of this acquisition was not material to the Company.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three-month periods ended March 31, 2016 or 2015.

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

Share-based compensation expense under all of the Company’s share-based plans was $477 thousand and $463 thousand for the three-month periods ended March 31, 2016 and 2015, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $1.3 million and $256 thousand during the three-month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.4 million and is expected to be recognized over a weighted-average period of 1.0 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

6.	INCOME TAXES:

The Company recorded tax benefits of $(490) thousand and $(635) thousand for the three-month periods ended March 31, 2016 and 2015, respectively. The reported tax benefits for the three-month periods ended March 31, 2016 and 2015, are based upon estimated annual effective tax rates of 39.1% and 40.3%, respectively. The effective tax rates reflected our combined Federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. As of March 31, 2016 and December 31, 2015, the recorded deferred tax asset valuation allowance balance was $4.5 million.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. During the three-month period ended March 31, 2015 we recognized, as part of income tax expense, $2 thousand in interest and penalties related to our unrecognized tax benefits. No such amounts were recognized in the three-month period ended March 31, 2016. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2017. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

As of March 31, 2016 and December 31, 2015, our only financial assets and liabilities required to be measured on a recurring basis were our contingent earnout consideration liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at March 31, 2016:
Financial liabilities:
Contingent earnout consideration	$11,273	$—	$—	$11,273

Total financial liabilities	$11,273	$—	$—	$11,273

Balance at December 31, 2015:
Financial liabilities:
Contingent earnout consideration	$10,540	$—	$—	$10,540

Total financial liabilities	$10,540	$—	$—	$10,540

No financial instruments were transferred into or out of Level 3 classification during the three- month period ended March 31, 2016.

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

A reconciliation of the beginning and ending Level 3 net liabilities for the three-month period ended March 31, 2016 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2015	$10,540
Accretion of contingent earnout consideration (included within other expense, net)	733

Ending balance at March 31, 2016	$11,273

As of March 31, 2016 and December 31, 2015, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

8.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased to $30.0 million as of March 31, 2016 compared to $29.9 million as of December 31, 2015. This increase is the result of adjustments to the initial estimate of purchase price allocation of M2 Dynamics, which is further disclosed within Note 3. With the exception of the acquisition-related increase noted herein, there have been no other changes to the Company’s goodwill balance. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $858 thousand and $74 thousand during the three-month periods ended March 31, 2016 and 2015, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue—software cost) of $45 thousand and $54 thousand during the three- month periods ended March 31, 2016 and 2015, respectively.

Estimated annual amortization expense of our intangible assets (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2016	$3,612
2017	$2,804
2018	$2,240
2019 and beyond	$3,334

9.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
Accrued bonuses	2,016	2,939
Accrued commissions	1,480	1,496
Accrued vacation	2,828	2,272
Accrued payroll related liabilities	497	2,423
Accrued software expense	741	1,284
Accrued contractor fees	1,144	1,132
Accrued professional service fees	344	1,016
Short-term portion of lease abandonment accrual	291	437
Deferred rent	187	220
Income tax related accruals	408	318
Other accrued expenses	2,212	1,949

Total	$12,148	$15,486

10.	NET LOSS PER SHARE:

A reconciliation of net loss and weighted average shares used in computing basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2016	2015
Basic net loss per share:
Net loss applicable to common shares	$(763)	$(940)

Weighted average common shares outstanding	11,790	11,345

Basic net loss per share of common stock	$(0.06)	$(0.08)

Diluted net loss per share:
Net loss applicable to common shares	$(763)	$(940)

Weighted average common shares outstanding	11,790	11,345
Dilutive effects of stock options	—	—

Weighted average common shares, assuming dilutive effect of stock options	11,790	11,345

Diluted net loss per share of common stock	$(0.06)	$(0.08)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 109 thousand in the three-month period ended March 31, 2016. The diluted computation would have increased by approximately 69 thousand in the three- month period ended March 31, 2015. As of March 31, 2016 and 2015, there were approximately 3.7 million and 4.1 million share-based awards outstanding, respectively, under the Company’s equity plans. Options to purchase 1.7 million shares of common stock that were outstanding during the three months ended March 31, 2016 and 2015 were not included in the computation of diluted net loss per share due to the reported periodic loss.

11.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 19, 2015 (the “Repurchase Period”). On September 17, 2015, we announced that the Board had approved an extension of the Repurchase Period to September 23, 2016.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company did not repurchase any shares of common stock during the three-month periods ended March 31, 2016 or 2015.

12.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to certain financial covenants. The Company was in compliance with the financial covenants (which are related to interest coverage and leverage) as of March 31, 2016. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of March 31, 2016.

13.	GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	For the Three-Months Ended March 31,
	2016	2015
United States	$26,445	$22,504
Canada	3,750	2,989
Other International	1,703	1,085

Total Revenue	$31,898	$26,578

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

Business Overview

Edgewater Technology, Inc. helps C-suite executives drive transformational change through its unique selection of business and technology services and channel-based solutions.

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 80.9% of service revenue for the three-month period ended March 31, 2016. Time and materials-based contracts represented 86.3% of service revenue for the three-month period ended March 31, 2015. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 14.7% of service revenue for the three-month period ended March 31, 2016. Fixed-price contracts represented 8.6% of service revenue for the three-month period ended March 31, 2015. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 4.4% of service revenue during the three-month period ended March 31, 2016. Retainer-based contracts represented 5.1% of service revenue during the three-month period ended March 31, 2015. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

The Company regularly reviews its fees for services, professional compensation and overhead costs to ensure that its services and compensation are competitive within the industry and that its overhead costs are balanced with its revenue levels. In addition, we monitor the progress of customer projects with customer senior management. The Company manages the activities of its professionals by closely monitoring engagement schedules and staffing requirements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our customer engagements are terminable by our customers without penalty, an unanticipated termination of a customer project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, the Company must also maintain a sufficient number of consulting professionals to oversee existing customer engagements and to participate in sales activities to secure new customer assignments.

Direct Acquisition Costs. The Company incurred $430 thousand of direct acquisition costs related to the acquisition of substantially all of the assets of M2 Dynamics in the three-month period ended March 31, 2016. During the first quarter of 2015, the Company incurred approximately $611 thousand of direct acquisition costs associated with the March 13, 2015 Zero2Ten acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. No adjustments were made to the anticipated earnouts during the three-month period ended March 31, 2016. Accretion of the contingent earnout liability is classified as other expense on the consolidated statements of comprehensive loss. As of March 31, 2016 and December 31, 2015, the Company had $11.3 million and $10.5 million, respectively, accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics acquisitions.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2016, Compared to Results for the Three Months Ended March 31, 2015,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2016, Compared to Results for the Three Months Ended March 31, 2015

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2016	2015
Revenue:
Service revenue	88.4%	85.3%
Software revenue	6.4%	8.2%
Reimbursable expenses	5.2%	6.5%

Total revenue	100.0%	100.0%
Cost of revenue:
Project and personnel costs	57.2%	59.4%
Software costs	3.9%	5.3%
Reimbursable expenses	5.2%	6.5%

Total cost of revenue	66.3%	71.2%

Gross profit	33.7%	28.8%
Operating expenses:
Selling, general and administrative	31.2%	33.4%
Direct acquisition	1.3%	0.0%
Depreciation and amortization	3.2%	0.8%

Total operating expenses	35.7%	34.2%

Operating loss	(2.0)%	(5.4)%
Other expense, net	(1.9)%	0.4%

Loss before income taxes	(3.9)%	(5.8)%
Income tax benefit	(1.5)%	(2.3)%

Net loss	(2.4)%	(3.5)%

Revenue. Total revenue increased by $5.3 million, or 20.0%, to $31.9 million during the three-month period ended March 31, 2016, compared to total revenue of $26.6 million in the three-month period ended March 31, 2015. Service revenue increased by $5.5 million, or 24.4%, to $28.2 million during the three-month period ended March 31, 2016, compared to service revenue of $22.7 million in the three-month period ended March 31, 2015.

Service revenue growth during the three-month period ended March 31, 2016 was the result of the contributions of the M2 Dynamics, Branchbird and Zero2Ten Acquisitions (Zero2Ten contributed a full quarter of service revenue in 2016 compared to a half month contribution during the first quarter of 2015), combined with the organic growth and one additional bill day during the first quarter of 2016 (compared to the first quarter of 2015). As previously disclosed, 2015 was affected by project start delays (instances where contracts were signed, but projects did not kick off when initially anticipated). During the first quarter of 2016, the Company was able to commence work on several of those engagements which began the process of converting those signed engagements into recognized service revenue. Billable consultant utilization increased to 72.7% in the three-month period ended March 31, 2016 compared to 70.4% in the three-month period ended March 31, 2015.

On a sequential quarterly basis, billable consultant utilization increased to 72.7% from 67.2% in the fourth quarter of 2015. Sequential quarterly service revenue growth of $3.9 million, or 15.9%, was driven by the full quarter contribution of M2 Dynamics (compared to a holiday impacted partial month included in the fourth quarter of 2015) as well as through our organic growth, primarily the result of the kick-off of previously delayed projects in the EPM/BI service offering.

Annualized service revenue per billable consultant, as adjusted for utilization, was $358 thousand and $344 thousand during the three-month periods ended March 31, 2016 and 2015, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three-month period ended March 31, 2016, software revenue totaled $2.0 million, or 6.4% of total revenue, compared to software revenue of $2.2 million, or 8.2%, in the three-month period ended March 31, 2015. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue remained consistent at $1.7 million for both the three-month periods ended March 31, 2016 and 2015. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the three-month period ended March 31, 2016 totaled 536, as compared to 544 customers during the three-month period ended March 31, 2015. The number of customers served in both 2016 and 2015 has benefited from the Zero2Ten, Branchbird and M2 Dynamics acquisitions. During the first three months of 2016, we secured first-time engagements with a total of 35 new customers, compared to 34 new customer engagements during the first three months of 2015.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $2.2 million, or 11.7%, to $21.1 million for the three-month period ended March 31, 2016, compared to $18.9 million in the comparable 2015 quarterly period.

The primary drivers of the 2016 year-over-year increase in total cost of revenue during the three-month periods ended March 31, 2016, on an absolute dollar basis, were related to increases in salary- and fringe-related expenses (primarily associated with the increase in billable consultant headcount from our recent acquisitions), combined with an increase in contractor expense (contractors are utilized in areas of specialty skill sets as well as during times of significant revenue growth as they allow for a flexible work force). The Company maintained 381 billable consultants (excluding contractors) as of the quarter ended March 31, 2016, compared to 361 billable consultants (excluding contractors) at the end of the first quarter of 2015.

Project and personnel costs represented 57.2% of total revenue during the three-month period ended March 31, 2016, as compared to 59.4% of total revenue during the three-month period ended March 31, 2015.

The decrease in project and personnel costs during the three-month period ended March 31, 2016, as a percentage of total revenue, was driven by the increased service revenue (as noted above), partially offset by the increase in salary-related expenses associated with the increase in billable consultant headcount as well as increased contractor expense associated with our reliance on contractor resources during 2016 (contractors were leveraged as a flexible staffing solution sacrificing margin in the short-term for flexibility in the long-term).

Software costs amounted to $1.3 million during the three-month period ended March 31, 2016. Software costs amounted to $1.4 million during the three-month period ended March 31, 2015. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $1.7 million for both the three-month periods ended March 31, 2016 and 2015.

Gross Profit. During the three-month period ended March 31, 2016, total gross profit increased $3.1 million, or 40.6%, to $10.8 million, compared to gross profit of $7.6 million in the three-month period ended March 31, 2015. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, increased to 33.7% in the first quarter of 2016, compared to 28.8% in the first quarter of 2015. The year-over-year quarterly improvement in gross margin is directly attributable to the improvement in billable consultant utilization rate and growth in service revenue (from the combined impact of the Zero2Ten, Branchbird and M2 Dynamics acquisitions, organic growth and the additional bill day), partially offset by the salary-related expenses (resulting from headcount growth associated with those acquisitions).

Service revenue gross margins were 35.4% in the first quarter of 2016, compared to 30.4% in the first quarter of 2015. The increase in service revenue gross margin for the three-month period ended March 31, 2016 was similarly related to the improved billable consultant utilization rate and growth in service revenue, as described above.

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

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 31.2% during the three-month period ended March 31, 2016, compared to 33.4% in the three-month period of 2015. On an absolute dollar-basis, SG&A expenses increased by $1.7 million, or 20.3%, to $9.9 million in the three-month period ended March 31, 2016, compared to SG&A expenses of $8.3 million in the three- month period ended March 31, 2015.

Selling, general and administrative expenses increased primarily as a result of the increase in professional services expenses combined with salary and salary-related expenses (including performance based bonus and commission expense).

Direct Acquisition Costs. During the first quarter of 2016, the Company incurred approximately $430 thousand of direct acquisition costs associated with the December 2015 acquisition of M2 Dynamics. During the first quarter of 2015, the Company incurred approximately $611 thousand of direct acquisition costs associated with the March 2015 Zero2Ten Acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $781 thousand, or 350.2%, to $1.0 million in the quarter ended March 31, 2016 as compared to $223 thousand in the quarter ended March 31, 2015. The increase in amortization expense during the first quarter of 2016 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense of $146 thousand recorded in the three-month period ended March 31, 2016, was consistent with depreciation expense recognized during the comparative 2015 quarterly period.

Operating Loss. Operating loss was $(628) thousand in the first quarter of 2016, compared to operating loss of $(1.5) million in the comparable 2015 quarterly period.

The 2016 first quarter improvement in operating loss is primarily attributable to the improvement in billable consultant utilization and the increase in service revenue, partially offset by the increased salary and salary-related expenses associated with headcount growth (headcount growth is primarily the result of the Zero2Ten, Branchbird and M2 Dynamic Acquisitions).

Other Expense, Net. Other expense, net, totaled $625 thousand during the three-month period ended March 31, 2016, while other expense, net, totaled $120 thousand during the comparable 2015 period. Other expense, net, for the three-months ended March 31, 2016 primarily represents the accretion of the contingent earnout liability recognized in connection with the Zero2Ten, Branchbird and M2 Acquisitions and also includes periodic foreign currency exchange gains and losses. Other expense, net for the three-months ended March 31, 2015 was related to periodic foreign currency exchange gains and losses and a partial quarter impact of accretion of contingent earnout liability recognized in connection with the Zerto2Ten acquisition.

Income Tax Benefit. We recorded a benefit from income taxes of $(490) thousand during the three-month period ended March 31, 2016. We recorded a benefit from income taxes of $(635) thousand during the three-month period ended March 31, 2015. Our periodic income tax benefit amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 39.1% and 40.3% during the three-month periods ended March 31, 2016 and 2015, respectively.

Reported income tax expense also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

Net Loss. We generated a net loss of $(763) thousand during the three-month period ended March 31, 2016, compared to a net loss of $(940) thousand during the three-month period ended March 31, 2015. The 2016 first quarter net loss is primarily attributable to the impact of the amortization of acquired intangible assets, the accretion expense associated with contingent earnouts and the additional professional service expenses, partially offset by the growth in service revenue.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(5,153)	$(3,419)
Investing activities	(136)	(4,652)
Financing activities	1,216	256
Effects of exchange rates on cash	59	(32)

Total cash used in the period	$(4,014)	$(7,847)

As of March 31, 2016, we had cash and cash equivalents of $8.0 million, a $4.0 million decrease from the December 31, 2015 balance of $12.0 million. The primary drivers of the decrease in cash during 2016 are the bonus and commission payments related to the Company’s 2015 performance-based incentive programs, the funding of an additional payroll cycle during the first quarter and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables.

The earnout agreements entered into in connection with the acquisitions of Zero2Ten, Branchbird and M2 Dynamics may require significant cash payments upon the completion of the earnout periods in 2016 and 2017. Payments related to earnout period performance are expected to be made in second and fourth quarters of 2016 as well as the first, second and fourth quarters of 2017. The amounts of these payments will be determined by the financial performance of the acquired entities. As of March 31, 2016, the Company had accrued $11.3 million of contingent earnout consideration.

Working capital, which is defined as current assets less current liabilities, increased to $16.5 million as of March 31, 2016, as compared to $14.9 million as of December 31, 2015.

Historically, we have used our operating cash flows, available cash, available funds under our credit facility and periodic sales of our common stock to finance ongoing operations and business combinations. We believe that our cash and cash equivalents will be sufficient to finance our working capital needs for at least the next twelve months. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures, and possible business combinations. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis.

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

Net cash used in operating activities was $(5.2) million for the three-month period ended March 31, 2016, as compared to net cash used by operating activities of $(3.4) million for the three-month period ended March 31, 2015. The primary components of operating cash flows during the first three months of 2016 were driven by the payment of bonus and commissions under our 2015 performance-based bonus programs, the funding of an additional payroll cycle in the quarter and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash charges of $1.7 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and accretion of contingent earnout consideration). The primary components of operating cash flows during the first three months of 2015 were the payment of bonus and commissions under our 2014 performance-based bonus programs, the increase in accounts receivable and, to a lesser extent, the increase in prepaid expenses and other current assets (primarily driven by the timing of insurance-related annual premium payments). These changes were partially offset by the non-cash charges of $62 thousand (primarily changes in deferred income taxes, depreciation, amortization and stock-based compensation expense).

Net cash used in investing activities was $(136) thousand during the three-month period ended March 31, 2016, compared to net cash used in investing activities of $(4.7) million in the three-month period ended March 31, 2015. Cash used in investing activities in the three-month period ended March 31, 2016 consisted of payments associated with the M2 Acquisition and, to a lesser extent, the purchases of property and equipment. Cash used in investing activities in the three-month period ended March 31, 2015 consisted of the Zero2Ten Acquisition and, to a lesser extent, the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $1.2 million in the three-month period ended March 31, 2016, compared to net cash provided by financing activities of $256 thousand in the three-month period ended March 31, 2015. The 2016 and 2015 cash flows provided by financing activities are attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of March 31, 2016.

Acquisitions, Earnout Payments and Commitments

Acquisition of M2 Dynamics: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to M2 Dynamics will be based upon the achievement of certain performance measures over one twelve-month earnout period, concluding in December 2016. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $3.3 million. The maximum amount of contingent earnout consideration that can be earned by M2 Dynamics is capped at $6.6 million.

Acquisition of Branchbird: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in August 2017. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $1.6 million. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million.

Acquisition of Zero2Ten: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in March 2017. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $6.4 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2016.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for us in the first quarter of fiscal year 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-01 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based awards issued to employees. ASU 2016-09 is effective for us in the first quarter of fiscal year 2017. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 11, 2016 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” in our 2015 Annual Report on Form 10-K as filed with the SEC on March 11, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2016 or 2015. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2016 and 2015.

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

ITEM 1A. RISK FACTORS

As discussed in “Part I—Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and herein under “Special Note Regarding Forward-Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions in our business. We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions.

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

The following table provides information with respect to purchases of our common stock during the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2016	—	$—	—	$8,733,963
February 1 – 29, 2016	—	$—	—	$8,733,963
March 1 – 31, 2016	—	$—	—	$8,733,963

Total	—	$—	—	$8,733,963

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Settlement Agreement by and between Edgewater Technology, Inc. and Lone Star Value Investors, LP and others, dated March 24, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2016)

10.2	Form of Indemnification Agreement between Edgewater Technology, Inc. and each of its directors and executive officers (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2016)

10.3	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as amended*

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* - Filed herewith.

** - Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 6, 2016	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	/s/ TIMOTHY R. OAKES
Timothy R. Oakes Chief Financial Officer (Principal Financial and Accounting Officer)