Form 10-Q
period 2016-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2016-08-05
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 27, 2016 was 12,312,596.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,737	$11,981
Accounts receivable, net of allowance of $150	29,093	27,753
Prepaid expenses and other current assets	1,623	704

Total current assets	41,453	40,438

Property and equipment, net	755	824
Intangible assets, net	10,184	11,990
Goodwill	29,983	29,910
Deferred tax assets, net	23,731	24,032
Other assets	238	230

Total assets	$106,344	$107,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831	$586
Accrued liabilities	14,642	15,486
Short-term portion of contingent earnout consideration	6,053	7,072
Deferred revenue	2,146	2,428

Total current liabilities	23,672	25,572
Revolving credit facility	5,000	5,000
Long-term portion of contingent earnout consideration	899	3,468

Total liabilities	29,571	34,040

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2016 and December 31, 2015, 12,275 and 11,862 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	297	297
Paid-in capital	209,794	210,324
Treasury stock, at cost, 17,461 and 17,874 shares at June 30, 2016 and December 31, 2015, respectively	(113,133)	(116,464)
Accumulated other comprehensive loss	(516)	(554)
Retained deficit	(19,669)	(20,219)

Total stockholders’ equity	76,773	73,384

Total liabilities and stockholders’ equity	$106,344	$107,424

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$28,564	$24,622	$56,779	$47,299
Software revenue	3,636	4,116	5,665	6,283
Reimbursable expenses	1,824	1,789	3,478	3,523

Total revenue	34,024	30,527	65,922	57,105

Cost of revenue:
Project and personnel costs	17,288	16,220	35,528	32,014
Software costs	2,098	2,105	3,352	3,510
Reimbursable expenses	1,824	1,789	3,478	3,523

Total cost of revenue	21,210	20,114	42,358	39,047

Gross profit	12,814	10,413	23,564	18,058

Operating expenses:
Selling, general and administrative	9,783	8,963	19,727	17,229
Change in fair value of contingent earnout consideration	(928)	—	(928)	—
Direct acquisition costs	—	—	430	611
Fullscope embezzlement costs (loss recovery)	—	(250)	—	(250)
Depreciation and amortization	1,004	323	2,008	546

Total operating expenses	9,859	9,036	21,237	18,136

Operating income (loss)	2,955	1,377	2,327	(78)

Other expense, net	568	504	1,193	624

Income (loss) before income taxes	2,387	873	1,134	(702)
Tax provision (benefit)	1,074	379	584	(256)

Net income (loss)	$1,313	$494	$550	$(446)

Comprehensive income (loss):
Currency translation adjustments	(17)	(27)	38	(182)

Total comprehensive income (loss)	$1,296	$467	$588	$(628)

Net income (loss) per share:
Basic net income (loss) per share of common stock	$0.11	$0.04	$0.05	$(0.04)

Diluted net income (loss) per share of common stock	$0.09	$0.04	$0.04	$(0.04)

Shares used in computing basic net income (loss) per share of common stock	12,126	11,473	11,959	11,410

Shares used in computing diluted net income (loss) per share of common stock	14,032	13,230	13,876	11,410

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$550	$(446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, excluding the impact of acquisitions:
Depreciation and amortization	2,102	648
Share-based compensation expense	779	850
Recovery of doubtful accounts	(24)	—
Deferred income taxes	301	(317)
Change in fair value of contingent earnout consideration	(928)	—
Accretion of contingent earnout consideration	1,246	579
Excess tax benefit from stock options	(158)	(173)
Changes in operating accounts, net of acquisition:
Accounts receivable	(1,320)	(475)
Prepaid expenses and other current assets	(927)	(250)
Accounts payable	245	95
Accrued liabilities and other liabilities	(1,506)	(3,133)
Deferred revenue	(282)	148

Net cash provided by (used in) operating activities	78	(2,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire Zero2Ten	—	(4,645)
Net cash used to acquire M2 Dynamics	(93)	—
Purchases of property and equipment	(223)	(240)

Net cash used in investing activities	(316)	(4,885)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	2,022	774
Payment of contingent earnout consideration	(3,226)	—
Purchase of treasury stock	—	(114)
Excess tax benefit from stock options	158	173

Net cash provided by financing activities	(1,046)	833

Effects of exchange rates on cash	40	(22)

Net decrease in cash and cash equivalents	(1,244)	(6,548)
CASH AND CASH EQUIVALENTS, beginning of period	11,981	26,768

CASH AND CASH EQUIVALENTS, end of period	$10,737	$20,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$159	$170

Issuance of restricted stock awards	$—	$728

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

Delivering both on premise and in the cloud, Edgewater offers two major channel-based services. In the Oracle channel, Edgewater Ranzal provides Business Analytics solutions leveraging Oracle Enterprise Performance Management (“EPM”), Business Intelligence (“BI”) and Big Data technologies. In the Microsoft channel, Edgewater Fullscope delivers Dynamics AX ERP, Business Intelligence and CRM solutions primarily in the manufacturing space.

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

Other comprehensive income (loss) consists of net income (loss) plus or minus any currency translation adjustments.

3.	BUSINESS COMBINATIONS:

M2 Dynamics Inc. (“M2 Dynamics”): On December 21, 2015, the Company acquired substantially all of the assets and certain liabilities of M2 Dynamics Inc., pursuant to the terms of an Asset Purchase Agreement (the “M2 Dynamics Acquisition”). Headquartered in Irvine, California, M2 Dynamics is an Oracle Platinum Partner providing Oracle EPM and BI solutions and services, primarily to the West Coast and southern regions of the United States. M2 Dynamics joined the Company’s Edgewater Ranzal business in providing clients with information technology consultancy services specializing in Business Analytics and encompassing EPM, BI and Big Data solutions.

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

The Company, as of June 30, 2016, had accrued $3.5 million in potential future contingent earnout consideration payable to M2 Dynamics related to the completion of the one-year earnout period. The maximum amount of contingent earnout consideration that M2 Dynamics can earn during the earnout period is capped at $6.6 million (and is not impacted by continued employment status of M2 Dynamics shareholders).

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

The M2 Dynamics Acquisition was accounted for as a purchase transaction, and accordingly, the results of comprehensive income (loss), commencing December 21, 2015, are included in the Company’s accompanying condensed consolidated statement of comprehensive income (loss).

The Company recorded total revenues of $3.3 million and $6.2 million during the three- and six-month periods ended June 30, 2016, respectively. Non-cash expenses associated with amortization of purchased intangible assets as well as the accretion of contingent earnout consideration totaled $740 thousand and $1.5 million, which was a significant factor in the overall net income of M2 Dynamics of $134 thousand and $35 thousand during the three- and six-month periods ended June 30, 2016, respectively.

The following table sets forth supplemental pro forma financial information that assumes the acquisition of M2 Dynamics was completed at the beginning of 2015. The information for the three- and six-month periods ended June 30, 2015 includes the historical results of Edgewater and M2 Dynamics. The pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	Unaudited Three-Month Period June 30, 2015	Unaudited Six-Month Period June 30, 2015
	(In Thousands)	(In Thousands)
Pro forma total revenue	$33,337	$62,405

Pro forma net income (loss)	604	(291)

Pro forma basic net income (loss) per share	$0.05	$(0.03)

Pro forma diluted net income (loss) per share	$0.05	$(0.03)

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

The Company determined the total allocable purchase price consideration to be $4.2 million. The initial cash consideration paid at closing was $2.7 million, net of $19 thousand attributable to a net working capital adjustment. The total purchase price was increased by $1.4 million, representing our initial estimate of the fair value of additional contingent earnout consideration that may be earned by Branchbird, which is described in more detail below. In addition to the above payments, the Company incurred approximately $340 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the condensed consolidated statement of comprehensive income (loss)) during the year ended December 31, 2015.

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Branchbird owners) over two consecutive one-year earnout periods, concluding on August 16, 2017. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million. The Company continuously examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended June 30, 2016 the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income (loss)). As of June 30, 2016, the Company had recorded an accrual of $899 thousand related to Branchbird contingent earnout consideration.

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

In March 2016, Zero2Ten completed its first twelve-month earnout period, during which the required performance measurements were achieved. Accordingly, the former Zero2Ten stockholders received additional contingent consideration related to the first earnout period in the amount of $3.9 million.

The Company continuously examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the six-month period ended June 30, 2016, we reversed $130 thousand of accrued contingent earnout consideration (reported as a part of change in fair value of contingent earnout consideration in our condensed consolidated statements of comprehensive income(loss)) associated with the completion of the first earnout period and the projected completion of the second earnout period, as it was determined that current forecasts are slightly below those originally utilized in determining the fair value of the contingent earnout consideration.

The Company, as of June 30, 2016, has accrued $2.6 million in potential future contingent earnout consideration payable to Zero2Ten in connection with the second twelve-month earnout period. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten during the remaining earnout period is capped at $4.3 million.

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

The revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. We continuously evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No material losses were recognized on contracts during the three- or six-month periods ended June 30, 2016 or 2015.

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

Share-based compensation expense under all of the Company’s share-based plans was $302 thousand and $779 thousand for the three- and six-month periods ended June 30, 2016, respectively. Share-based compensation expense under all of the Company’s share-based plans was $387 thousand and $850 thousand for the three- and six-month periods ended June 30, 2015, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $708 thousand and $2.0 million during the three- and six-month periods ended June 30, 2016, respectively. Cash received from ESPP and stock option exercises was $518 thousand and $774 thousand during the three- and six-month periods ended June 30, 2015, respectively.

As of June 30, 2016, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $962 thousand and is expected to be recognized over a weighted-average period of 1.2 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

6.	INCOME TAXES:

The Company recorded a tax provision of $1.1 million and $584 thousand for the three- and six-month periods ended June 30, 2016, respectively. The Company recorded a tax provision (benefit) of $379 thousand and $(256) thousand for the three- and six-month periods ended June 30, 2015, respectively. The reported tax provision for the three- and six-month periods ended June 30, 2016 is based upon an estimated annual effective tax rate of 45.0% and 51.5%, respectively. The effective tax rates reflected our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. As of June 30, 2016 and December 31, 2015, the recorded deferred tax asset valuation allowance balance was $4.5 million.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. Interest and penalties related to our unrecognized tax benefits were insignificant for all periods presented. No such amounts were recognized in the three- or six-month period ended June 30, 2016. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending June 30, 2017. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

As of June 30, 2016 and December 31, 2015, our only financial assets and liabilities required to be measured on a recurring basis were our contingent earnout consideration liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at June 30, 2016:
Financial liabilities:
Contingent earnout consideration	$6,952	$—	$—	$6,952

Total financial liabilities	$6,952	$—	$—	$6,952

Balance at December 31, 2015:
Financial liabilities:
Contingent earnout consideration	$10,540	$—	$—	$10,540

Total financial liabilities	$10,540	$—	$—	$10,540

No financial instruments were transferred into or out of Level 3 classification during the three- or six-month periods ended June 30, 2016.

The Company has classified its net liability for contingent earnout considerations relating to its Zero2Ten, Branchbird and M2 Dynamics Acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 3. The contingent earnout payments for each acquisition are based on the achievement of certain revenue and earnings before interest, taxes, and depreciation and amortization targets.

A reconciliation of the beginning and ending Level 3 net liabilities for the six-month period ended June 30, 2016 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance at December 31, 2015	$10,540
Payment of contingent earnout consideration	(3,906)
Adjustment to estimated fair value of contingent earnout consideration (included within Selling, general and administrative expense)	(928)
Accretion of contingent earnout consideration (included within other expense, net)	1,246

Ending balance at June 30, 2016	$6,952

As of June 30, 2016 and December 31, 2015, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

8.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased to $30.0 million as of June 30, 2016 compared to $29.9 million as of December 31, 2015. This increase is the result of adjustments to the initial estimate of purchase price allocation of M2 Dynamics, which is further disclosed within Note 3. With the exception of the acquisition-related increase noted herein, there have been no other changes to the Company’s goodwill balance. The Company continuously evaluates for any triggering events and no such events have occurred during the three or six month periods ended June 30, 2016. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $858 thousand and $1.7 million during the three- and six-month periods ended June 30, 2016, respectively. Amortization expense was $165 thousand and $239 thousand during the three- and six-month periods ended June 30, 2015, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue—software cost within the condensed consolidated statements of comprehensive income (loss)) of $49 thousand and $94 thousand during the three- and six-month periods ended June 30, 2016, respectively. The Company recorded amortization from capitalized internally developed software of $47 thousand and $101 thousand during the three- and six-month periods ended June 30, 2015, respectively.

Estimated annual amortization expense of our intangible assets (including amortization expense associated with capitalized software costs) for the current year and the following five years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2016	$3,612
2017	$2,804
2018	$2,240
2019	$1,712
2020	$1,057
2021	$565

9.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
Accrued bonuses	2,585	2,939
Accrued commissions	1,601	1,496
Accrued vacation	3,057	2,272
Accrued payroll related liabilities	2,487	2,423
Accrued software expense	1,563	1,284
Accrued contractor fees	778	1,132
Accrued professional service fees	339	1,016
Short-term portion of lease abandonment accrual	146	437
Deferred rent	129	220
Income tax related accruals	507	318
Other accrued expenses	1,450	1,949

Total	$14,642	$15,486

10.	NET INCOME (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$1,313	$494	$550	$(446)

Weighted average common shares outstanding	12,126	11,473	11,959	11,410

Basic net income (loss) per share of common stock	$0.11	$0.04	$0.05	$(0.04)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$1,313	$494	$550	$(446)

Weighted average common shares outstanding	12,126	11,473	11,959	11,410
Dilutive effects of stock options	1,906	1,757	1,917	—

Weighted average common shares, assuming dilutive effect of stock options	14,032	13,230	13,876	11,410

Diluted net income (loss) per share of common stock	$0.09	$0.04	$0.04	$(0.04)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 77 thousand shares and 71 thousand shares in the three- and six-month periods ended June 30, 2015, respectively. There were no such anti-dilutive shares outstanding for the three- and six-month periods ended June 30, 2016. As of June 30, 2016 and 2015, there were approximately 3.5 and 4.1 million share-based awards outstanding, respectively, under the Company’s equity plans. Options to purchase 1.8 million shares of common stock that were outstanding during the six months ended June 30, 2015 were not included in the computation of diluted net loss per share due to the reported periodic loss.

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

The Company did not repurchase any shares of common stock during the three- or six-month periods ended June 30, 2016. The Company repurchased 16,000 shares at an aggregate price of $114 thousand during the three- and six-month periods ended June 30, 2015.

12.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to certain financial covenants. The Company was in compliance with the financial covenants (which are related to interest coverage and leverage) as of June 30, 2016. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of June 30, 2016.

13.	GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$29,227	$26,115	$55,686	$48,611
Canada	2,989	2,603	6,740	5,592
Other International	1,808	1,809	3,496	2,902

Total revenue	$34,024	$30,527	$65,922	$57,105

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 85.5% and 83.2% of service revenue for the three- and six-month periods ended June 30, 2016, respectively. Time and materials-based contracts represented 83.8% and 85.1% of service revenue for the three- and six-month periods ended June 30, 2015, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 9.9% and 12.2% of service revenue for the three- and six-month periods ended June 30, 2016, respectively. Fixed-price contracts represented 11.8% and 10.3% of service revenue for the three- and six-month periods ended June 30, 2015, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 4.6% and 4.6% of service revenue during the three- and six-month periods ended June 30, 2016, respectively. Retainer-based contracts represented 4.4% and 4.6% of service revenue during the three- and six-month periods ended June 30, 2015, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Direct Acquisition Costs. The Company incurred $430 thousand of direct acquisition costs related to the acquisition of substantially all of the assets of M2 Dynamics in the six-month period ended June 30, 2016. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense (classified as change in fair value of contingent earnout consideration). Accretion of the contingent earnout liability is classified as other expense on the consolidated statements of comprehensive loss. As of June 30, 2016 and December 31, 2015, the Company had $7.0 million and $10.5 million, respectively, accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics Acquisitions.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2016, Compared to Results for the Three and Six Months Ended June 30, 2015,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Six Months Ended June 30, 2016, Compared to Results for the Three and Six Months Ended June 30, 2015

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	84.0%	80.7%	86.1%	82.8%
Software revenue	10.7%	13.5%	8.6%	11.0%
Reimbursable expenses	5.3%	5.8%	5.3%	6.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	50.8%	53.2%	53.9%	56.1%
Software costs	6.2%	6.9%	5.1%	6.1%
Reimbursable expenses	5.3%	5.8%	5.3%	6.2%

Total cost of revenue	62.3%	65.9%	64.3%	68.4%

Gross profit	37.7%	34.1%	35.7%	31.6%

Operating expenses:
Selling, general and administrative	28.8%	29.4%	29.9%	30.1%
Change in fair value of contingent earnout consideration	(2.8)%	—%	(1.4)%	—%
Direct acquisition costs	—%	—%	0.7%	1.1%
Fullscope embezzlement costs (loss recovery)	—%	(0.9)%	—%	(0.4)%
Depreciation and amortization	3.0%	1.1%	3.0%	0.9%

Total operating expenses	29.0%	29.6%	32.2%	31.7%

Operating income (loss)	8.7%	4.5%	3.5%	(0.1)%

Other expense, net	1.7%	1.6%	1.8%	1.1%

Income (loss) before income taxes	7.0%	2.9%	1.7%	(1.2)%
Income tax (benefit) provision	3.1%	1.3%	0.9%	(0.4)%

Net income (loss)	3.9%	1.6%	0.8%	(0.8)%

Revenue. Total revenue increased by $3.5 million, or 11.5%, to $34.0 million during the three-month period ended June 30, 2016, compared to total revenue of $30.5 million in the three-month period ended June 30, 2015. Total revenue increased by $8.8 million, or 15.4%, to $65.9 million during the six-month period ended June 30, 2016, compared to total revenue of $57.1 million in the six-month period ended June 30, 2015. Service revenue increased by $3.9 million, or 16.0%, to $28.6 million during the three-month period ended June 30, 2016, compared to service revenue of $24.6 million in the three-month period ended June 30, 2015. Service revenue increased by $9.5 million, or 20.0%, to $56.8 million during the six-month period ended June 30, 2016, compared to service revenue of $47.3 million in the six-month period ended June 30, 2015.

The changes in service revenue during the three- and six-month periods ended June 30, 2016, as compared to the three- and six-month periods ended June 30, 2015 reflect the contributions of our recently completed acquisitions of M2 Dynamics and Branchbird (as well as the full six-month period contribution from Zero2Ten which was acquired at the end of the first quarter of 2015), combined with the overall increase in billable consultant utilization. Further, the six-month period ended June 30, 2016 included one additional billable day when compared to the six-month period ended June 30, 2015.

Billable consultant utilization increased to 75.6% and 74.2% during the three- and six-month periods ended June 30, 2016 compared to 69.8% and 70.1% during the three- and six-month periods ended June 30, 2015. Billable headcount, excluding contractors, increased by 19, to 381 as of June 30, 2016, compared to 362 as of June 30, 2015.

On a sequential quarterly basis, service revenue growth is the result of the additional billable day in the three-month period ended June 30, 2016 compared to the three-month period ended March 31, 2016.

Annualized service revenue per billable consultant, as adjusted for utilization, was $355 thousand and $353 thousand during the three-month periods ended June 30, 2016 and 2015, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $358 thousand and $349 thousand during the six-month periods ended June 30, 2016 and 2015, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three- and six-month periods ended June 30, 2016, software revenue totaled $3.6 million and $5.7 million, or 10.7% and 8.6% of total revenue, respectively, compared to software revenue of $4.1 million and $6.3 million, or 13.5% and 11.0%, respectively, in the three- and six-month periods ended June 30, 2015. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software.

As we experience a transition within our EPM and ERP channels from on premise to hybrid to cloud-based we may experience a disruption in the timing of our customer purchasing habits. This transition may cause fluctuations in our software revenue and related margin contributions in the coming quarters. We anticipate that software revenue will continue to represent a meaningful portion of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue was $1.8 million for each of the three-month periods ended June 30, 2016 and 2015, respectively. Reimbursed expense revenue was $3.5 million for each of the six-month periods ended June 30, 2016 and 2015, respectively. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the six-month period ended June 30, 2016 totaled 578, as compared to 554 customers during the six-month period ended June 30, 2015. During the first six months of 2016, we secured first-time engagements with a total of 75 new customers, compared to 70 new customer engagements during the first six months of 2015.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $1.1 million, or 5.4%, to $21.2 million for the three-month period ended June 30, 2016, compared to $20.1 million in the comparative 2015 quarterly period. Cost of revenue increased by $3.3 million, or 8.5%, to $42.4 million during the year-to-date period ended June 30, 2016 compared to $39.0 million in the comparative 2015 year-to-date period.

The primary drivers of the 2016 year-over-year increase in total cost of revenue during the three- and six-month periods ended June 30, 2016, on an absolute dollar basis, were related to increases in salary and salary-related expenses, inclusive of incentive compensation (primarily associated with the increase in billable consultant headcount). The Company maintained 381 billable consultants (excluding contractors) as of the quarter ended June 30, 2016, compared to 362 billable consultants (excluding contractors) at the end of the second quarter of 2015.

Project and personnel costs represented 50.8% and 53.9% of total revenue during the three- and six-month periods ended June 30, 2016, respectively, as compared to 53.2% and 56.1% of total revenue during the three- and six-month periods ended June 30, 2015, respectively.

The decrease in project and personnel costs for the three-month period ended June 30, 2016, as a percentage of total revenue, is the result of the increased service revenue generated by our core operations as well as our recent acquisitions, partially offset by salary and related expenses associated with the increase in billable consultant headcount. The decrease in project and personnel costs during the six-month period ended June 30, 2016, as a percentage of total revenue, was similarly driven by the increase in service revenue, partially offset by salary and related expenses associated with the increase in billable consultant headcount.

Software costs amounted to $2.1 million and $3.4 million during the three- and six-month periods ended June 30, 2016, respectively. Software costs amounted to $2.1 million and $3.5 million during the three- and six-month periods ended June 30, 2015, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $1.8 million and $3.5 million for the three- and six-month periods ended June 30, 2016, respectively, compared to $1.8 million and $3.5 million in the comparative periods of 2015, respectively.

Gross Profit. During the three-month period ended June 30, 2016, total gross profit increased $2.4 million, or 23.1%, to $12.8 million compared to gross profit of $10.4 million in the three-month period ended June 30, 2015. During the six-month period ended June 30, 2016, total gross profit increased $5.5 million, or 30.5%, to $23.6 million compared to total gross profit of $18.1 million in the six-month period ended June 30, 2015. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, increased to 37.7% in the second quarter of 2016, compared to 34.1% in the second quarter of 2015. Total gross margin increased to 35.7% in the six-month period ended June 30, 2016, compared to 31.6%

in the comparative 2015 year-to-date period. The year-over-year quarterly and year-to-date increases in total gross margin are primarily the result of the contributions of the M2 Dynamics Acquisition combined with the full period impact of the Zero2Ten Acquisition. To a lesser extent, the gross margin improvements are attributable to the increase in billable consultant utilization rate.

Service revenue gross margins were 39.5% in the second quarter of 2016, compared to 34.1% in the second quarter of 2015. Service revenue gross margins were 37.4% in the six-month period ended June 30, 2016, compared to 32.3% in the comparative 2015 year-to-date period. The increase in service gross margin for the three- and six-month periods ended June 30, 2016 are directly related to the contributions of M2 Dynamics and Zero2Ten as well as the increase in billable consultant utilization, as described above.

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

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 28.8% and 29.9% during the three- and six-month periods ended June 30, 2016, respectively, compared to 29.4% and 30.1% in the three- and six-month periods of 2015, respectively. On an absolute dollar-basis, SG&A expenses increased by $820 thousand, or 9.1%, and increased by $2.5 million, or 14.5%, to $9.8 million and $19.7 million in the three- and six-month periods ended June 30, 2016, respectively, compared to SG&A expenses of $9.0 million and $17.2 million in the three- and six-month period ended June 30, 2015, respectively.

Selling, general and administrative expense increased, during both the three- and six-month periods ended June 30, 2016 as a result of salary and salary-related expenses (inclusive of incentive compensation). The increase in salary and salary-related expenses were driven by the increase in non-billable headcount (which is a direct result of our recent acquisitions and overall growth).

Change in Fair Value of Contingent Earnout Consideration. The Company continuously examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of delays in the timing of forecasted revenue). This change in estimate resulted in a reversal of $798 thousand related to the Branchbird contingent earnout as well as a reversal of $130 thousand related to the Zero2Ten contingent earnout.

Direct Acquisition Costs. During the six-month period ended June 30, 2016, the Company incurred approximately $430 thousand of direct acquisition costs associated with the December 2015 acquisition of M2 Dynamics. During the six-month period ended June 30, 2015, the Company incurred approximately $611 thousand of direct acquisition costs associated with the March 2015 Zero2Ten Acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $681 thousand, or 210.8%, to $1.0 million in the quarter ended June 30, 2016 as compared to $323 thousand in the quarter ended June 30, 2015. Similarly, depreciation and amortization expense increased $1.5 million, or 267.8%, to $2.0 million in the six-month period ended June 30, 2016 compared to $546 thousand in the comparative 2015 year-to-date period.

Amortization expense was $858 thousand and $1.7 million during the three- and six-month periods ended June 30, 2016, respectively, compared to amortization expense of $165 thousand and $239 thousand in the three- and six-month periods ended June 30, 2015, respectively. The increase in amortization expense during the second quarter of 2016 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense of $146 thousand and $293 thousand recorded in the three- and six-month periods ended June 30, 2016, respectively, were consistent with depreciation expense recognized during the comparative 2015 quarterly and year-to-date periods.

Operating Income. Operating income was $3.0 million in the second quarter of 2016, compared to operating income of $1.4 million in the comparative 2015 quarterly period. Operating income for the six-month period ended June 30, 2016 was $2.3 million, compared to operating loss of $(78) thousand in the comparative 2015 year-to-date period.

The 2016 second quarter and year-to-date increase in operating metrics are primarily attributable to the contributions of the Zero2Ten and M2 Dynamics Acquisitions, combined with the increase in billable consultant utilization, partially offset by the increased salary and salary-related expenses associated with the increase in headcount, as described above.

Other Expense, Net. Other expense, net, totaled $568 thousand and $1.2 million during the three- and six-month periods ended June 30, 2016, respectively, while other expense, net, totaled $504 thousand and $624 thousand during the comparative 2015 periods, respectively. Other expense, net, for the three- and six-months ended June 30, 2016 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions and also includes periodic foreign currency exchange gains and losses. Other expense, net for the three- and six-months ended June 30, 2015 was related to the accretion of the contingent earnout liability recognized in connection with the Zero2Ten Acquisition combined with periodic foreign currency exchange gains and losses.

Income Tax Provision (Benefit). We recorded a provision for income taxes of $1.1 million and $584 thousand during the three- and six-month periods ended June 30, 2016, respectively. We recorded a provision (benefit) for income taxes of $379 thousand and $(256) thousand during the three- and six-month periods ended June 30, 2015, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 45.0% and 51.5% during the three- and six-month periods ended June 30, 2016, respectively. Our periodic income tax provision (benefit) amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 43.5% and (36.4)% during the three- and six-month periods ended June 30, 2015, respectively.

Reported income tax expense during the comparative 2016 and 2015 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

Net Income (Loss). We generated net income of $1.3 million and $550 thousand during the three- and six-month periods ended June 30, 2016, respectively, compared to net income of $494 thousand and net loss of $(446) thousand during the three- and six-month periods ended June 30, 2015, respectively. The 2016 second quarter and year-to-date increases in net income are primarily attributable to the contributions of the Zero2Ten and M2 Dynamics Acquisitions combined with the comparative increases in billable consultant utilization, which were partially offset by the increase in salary and salary-related expense, as described above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$78	$(2,474)
Investing activities	(316)	(4,885)
Financing activities	(1,046)	833
Effects of exchange rates on cash	40	(22)

Total cash used in the period	$(1,244)	$(6,548)

As of June 30, 2016, we had cash and cash equivalents of $10.7 million, a $(1.2) million decrease from the December 31, 2015 balance of $12.0 million. The primary drivers of the decrease in cash during 2016 are the contingent earnout consideration payment related to the Zero2Ten Acquisition, bonus and commission payments related to the Company’s 2015 performance-based incentive programs and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables, which benefited from the increase in total revenue.

The earnout agreements entered into in connection with the acquisitions of Zero2Ten, Branchbird and M2 Dynamics may require significant cash payments upon the completion of the earnout periods in 2016 and 2017. Future payments related to earnout performance are expected to be made in the first, second and fourth quarters of 2017. The amounts of these payments will be determined by the financial performance of the acquired entities. As of June 30, 2016, the Company had accrued $7.0 million of contingent earnout consideration.

Working capital, which is defined as current assets less current liabilities, increased to $17.8 million as of June 30, 2016, as compared to $14.9 million as of December 31, 2015.

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

Net cash provided by operating activities was $78 thousand for the six-month period ended June 30, 2016, as compared to net cash used in operating activities of $(2.5) million for the six-month period ended June 30, 2015. The primary components of operating cash flows during the first six months of 2016 were driven by the collection of receivables on a growing total revenue base, partially offset by the payment of bonus and commissions under our 2015 performance-based bonus programs and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash charges of $4.2 million (primarily accretion of contingent earnout obligations combined with change in fair value of contingent earnout consideration and changes in deferred income taxes, depreciation, amortization, and stock-based compensation expense). The primary components of operating cash flows during the first six months of 2015 were driven by the payment of bonus and commissions under our 2014 performance-based bonus programs, and, to a lesser extent, the timing of annual insurance-related premium payments and the payment of software-related expenses to third party providers. Additionally, cash from operations was influenced by non-cash charges of $1.6 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and accretion of contingent earnout consideration).

Net cash used in investing activities was $(316) thousand during the six-month period ended June 30, 2016, compared to net cash used in investing activities of $(4.9) million in the six-month period ended June 30, 2015. Cash used in investing activities in the six-month period ended June 30, 2016 included the purchases of property and equipment. Cash used in investing activities in the six-month periods ended June 30, 2015 consisted of the Zero2Ten Acquisition and, to a lesser extent, the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash (used in) provided by financing activities was $(1.0) million in the six-month period ended June 30, 2016, compared to net cash provided by financing activities of $833 thousand in the six-month period ended June 30, 2015. The 2016 cash used in financing activities was driven by the payment of the contingent earnout consideration related to the Zero2Ten Acquisition, partially offset by the proceeds attributable to our Employee Stock Purchase Plan and stock option exercises. The 2015 cash flows provided by financing activities are attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises, partially offset by the repurchase of treasury stock.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of June 30, 2016.

Acquisitions, Earnout Payments and Commitments

Acquisition of M2 Dynamics: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to M2 Dynamics will be based upon the achievement of certain performance measures over one twelve-month earnout period, concluding in December 2016. Based upon initial fair value estimates, the Company recorded contingent earnout consideration described above of $3.5 million. The maximum amount of contingent earnout consideration that can be earned by M2 Dynamics is capped at $6.6 million.

Acquisition of Branchbird: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in August 2017. During the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). As of June 30, 2016, the Company had recorded an accrual of $899 thousand related to Branchbird contingent earnout consideration.

Acquisition of Zero2Ten: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in March 2017. In March 2016, Zero2Ten completed its first twelve-month earnout period, during which the required performance measurements were achieved. Accordingly, Zero2Ten received additional contingent consideration related to the first earnout period in the amount of $3.9 million. During the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of revised future forecasted revenue performance). This change in estimate resulted in a reversal of $130 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). The Company, as of June 30, 2016, has accrued $2.6 million in potential future contingent earnout consideration payable to Zero2Ten related to the completion of the second twelve-month earnout period.  The maximum remaining amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $4.3 million.

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

Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the possibility that activist stockholders may wage proxy or consent contests or gain representation on or control of our Board of Directors, causing uncertainty about the direction of our business; (13) the increased emphasis on a cloud strategy may give rise to risks that could harm our business; and/or (14) the failure of the marketplace to embrace advisory and product-based consulting services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended June 30, 2016 or 2015. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended June 30, 2016 and 2015.

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

The following table provides information with respect to purchases of our common stock during the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2016	—	$—	—	$8,733,963
May 1 – 31, 2016	—	$—	—	$8,733,963
June 1 – 30, 2016	—	$—	—	$8,733,963

Total	—	$—	—	$8,733,963

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as amended (Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the Securities and Exchange Commission on May 6, 2016)

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	- Filed herewith.
**	- Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 5, 2016	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)