Form 10-Q
period 2016-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2016-11-04
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 31, 2016 was 12,377,512.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,147	$11,981
Accounts receivable, net of allowance of $150	27,951	27,753
Prepaid expenses and other current assets	1,398	704

Total current assets	41,496	40,438

Property and equipment, net	705	824
Intangible assets, net	9,281	11,990
Goodwill	29,983	29,910
Deferred tax assets, net	23,735	24,032
Other assets	236	230

Total assets	$105,436	$107,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651	$586
Accrued liabilities	13,138	15,486
Short-term portion of contingent earnout consideration	6,497	7,072
Deferred revenue	1,785	2,428

Total current liabilities	22,071	25,572
Revolving credit facility	5,000	5,000
Long-term portion of contingent earnout consideration	939	3,468

Total liabilities	28,010	34,040

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2016 and December 31, 2015, 12,340 and 11,862 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	297	297
Paid-in capital	209,897	210,324
Treasury stock, at cost, 17,396 and 17,874 shares at September 30, 2016 and December 31, 2015, respectively	(112,598)	(116,464)
Accumulated other comprehensive loss	(544)	(554)
Accumulated deficit	(19,626)	(20,219)

Total stockholders’ equity	77,426	73,384

Total liabilities and stockholders’ equity	$105,436	$107,424

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$27,032	$27,184	$83,811	$74,483
Software revenue	2,090	2,017	7,755	8,300
Reimbursable expenses	1,704	1,983	5,182	5,506

Total revenue	30,826	31,184	96,748	88,289

Cost of revenue:
Project and personnel costs	17,141	16,351	52,669	48,365
Software costs	1,341	1,094	4,693	4,604
Reimbursable expenses	1,704	1,983	5,182	5,506

Total cost of revenue	20,186	19,428	62,544	58,475

Gross profit	10,640	11,756	34,204	29,814

Operating expenses:
Selling, general and administrative	8,945	8,827	28,672	26,056
Change in fair value of contingent earnout consideration	—	—	(928)	—
Direct acquisition costs	—	321	430	932
Fullscope embezzlement costs (loss recovery)	—	—	—	(250)
Depreciation and amortization	1,011	372	3,019	918

Total operating expenses	9,956	9,520	31,193	27,656

Operating income	684	2,236	3,011	2,158

Other expense, net	568	650	1,761	1,274

Income before income taxes	116	1,586	1,250	884
Tax provision	73	559	657	303

Net income	$43	$1,027	593	$581

Comprehensive income:
Currency translation adjustments	(28)	(74)	10	(256)

Total comprehensive income	$15	$953	603	$325

Net income per share:
Basic net income per share of common stock	$0.00	$0.09	$0.05	$0.05

Diluted net income per share of common stock	$0.00	$0.08	$0.04	$0.04

Shares used in computing basic net income per share of common stock	12,253	11,568	12,057	11,463

Shares used in computing diluted net income per share of common stock	14,090	13,275	14,080	13,272

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$593	$581
Adjustments to reconcile net income to net cash provided by operating activities, excluding the impact of acquisitions:
Depreciation and amortization	3,155	1,063
Share-based compensation expense	1,039	1,258
Recovery of doubtful accounts	(24)	—
Deferred income taxes	297	261
Change in fair value of contingent earnout consideration	(928)	—
Accretion of contingent earnout consideration	1,730	1,114
Excess tax benefit from stock options	(192)	(192)
Gain on disposal of equipment	—	(10)
Changes in operating accounts, net of acquisition:
Accounts receivable	(208)	(1,155)
Prepaid expenses and other current assets	(701)	(128)
Accounts payable	65	206
Accrued liabilities and other liabilities	(3,005)	(1,746)
Deferred revenue	(643)	(402)

Net cash provided by operating activities	1,178	850

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire Zero2Ten	—	(4,643)
Net cash used to acquire Branchbird	—	(2,755)
Net cash used to acquire M2 Dynamics	(93)	—
Purchases of property and equipment	(327)	(302)

Net cash used in investing activities	(420)	(7,700)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from employee stock plans and stock option exercises	2,399	1,020
Payment of contingent earnout consideration	(3,226)	—
Purchase of treasury stock	—	(306)
Excess tax benefit from stock options	192	192

Net cash (used in) provided by financing activities	(635)	906

Effects of exchange rates on cash	43	(24)

Net increase (decrease) in cash and cash equivalents	166	(5,968)
CASH AND CASH EQUIVALENTS, beginning of period	11,981	26,768

CASH AND CASH EQUIVALENTS, end of period	$12,147	$20,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$215	$204

Issuance of restricted stock awards	$—	$728

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

Implementing both on premise and in the cloud, Edgewater offers two major channel-based services. In the Oracle channel, Edgewater Ranzal provides Business Analytics solutions leveraging Oracle Enterprise Performance Management (“EPM”), Business Intelligence (“BI”) and Big Data technologies. In the Microsoft channel, Edgewater Fullscope delivers Dynamics AX ERP, Business Intelligence and Customer Relationship Management (“CRM”) solutions primarily in the manufacturing space.

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

Other comprehensive income consists of net income plus or minus any currency translation adjustments.

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

The Company, as of September 30, 2016, had accrued $3.6 million in potential future contingent earnout consideration payable to M2 Dynamics related to the completion of the one-year earnout period. The maximum amount of contingent earnout consideration that M2 Dynamics can earn during the earnout period is capped at $6.6 million (and is not impacted by continued employment status of M2 Dynamics shareholders).

In addition to the above payments, the Company incurred approximately $1.2 million in direct transaction costs. Direct acquisition costs were $430 thousand during the three-month period ended March 31, 2016 and $801 thousand during the three-month period ended December 31, 2015. The direct acquisition costs were expensed (within direct acquisition costs on the condensed consolidated statement of comprehensive income) as incurred.

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

The M2 Dynamics Acquisition was accounted for as a purchase transaction, and accordingly, the results of comprehensive income, commencing December 21, 2015, are included in the Company’s accompanying condensed consolidated statement of comprehensive income.

The Company recorded total revenues attributed to M2 Dynamics of $2.9 million and $9.1 million during the three- and nine-month periods ended September 30, 2016, respectively. Non-cash expenses associated with amortization of purchased intangible assets as well as the accretion of contingent earnout consideration totaled $740 thousand and $2.2 million, which was a significant factor in the overall net loss of M2 Dynamics of $(86) thousand and $(44) thousand during the three- and nine-month periods ended September 30, 2016, respectively.

The following table sets forth supplemental pro forma financial information that assumes the acquisition of M2 Dynamics was completed at the beginning of 2015. The information for the three- and nine-month periods ended September 30, 2015 includes the historical results of Edgewater and M2 Dynamics. The pro forma results include estimates and assumptions regarding the amortization of intangible assets recognized as part of the acquisition and income taxes. The pro forma results, as presented, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

	Unaudited Three-Month Period September 30, 2015	Unaudited Nine-Month Period September 30, 2015
	(In Thousands)	(In Thousands)
Pro forma total revenue	$36,124	$98,529

Pro forma net income	$1,733	$1,482

Pro forma basic net income per share	$0.15	$0.13

Pro forma diluted net income per share	$0.13	$0.11

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

The Company determined the total allocable purchase price consideration to be $4.2 million. The initial cash consideration paid at closing was $2.7 million, net of $19 thousand attributable to a net working capital adjustment. The total purchase price was increased by $1.4 million, representing our initial estimate of the fair value of additional contingent earnout consideration that may be earned by Branchbird, which is described in more detail below. In addition to the above payments, the Company incurred approximately $340 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the condensed consolidated statement of comprehensive income) during the year ended December 31, 2015.

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Branchbird owners) over two consecutive one-year earnout periods, concluding on August 16, 2017. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million. The Company continuously examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended June 30, 2016 the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). As of September 30, 2016, the Company had recorded an accrual of $939 thousand related to Branchbird contingent earnout consideration.

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

The Branchbird Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing August 17, 2015, are included in the Company’s accompanying condensed consolidated statement of comprehensive income. Pro forma financial information related to the Branchbird Acquisition is not presented as the effect of this acquisition was not material to the Company.

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

The Company determined the total allocable purchase price consideration to be $9.0 million. The initial cash consideration paid at closing was $4.5 million. The cash paid at closing consisted of the $5.0 million purchase price less $457 thousand attributable to a net working capital adjustment. The total purchase price was increased by $4.4 million, representing our initial estimate of the fair value estimate of additional contingent earnout consideration that may be earned by Zero2Ten, which is described in more detail below. In addition to the above payments, the Company incurred approximately $613 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the consolidated statement of comprehensive income) during the year ended December 31, 2015.

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

The Company continuously examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended June 30, 2016, we reversed $130 thousand of accrued contingent earnout consideration (reported as a part of change in fair value of contingent earnout consideration in our condensed consolidated statements of comprehensive income) associated with the completion of the first earnout period and the projected completion of the second earnout period, as it was determined that current forecasts are slightly below those originally utilized in determining the fair value of the contingent earnout consideration.

The Company, as of September 30, 2016, has accrued $2.9 million in potential future contingent earnout consideration payable to Zero2Ten in connection with the second twelve-month earnout period. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten during the remaining earnout period is capped at $4.3 million.

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

The Zero2Ten Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing March 13, 2015, are included in the Company’s accompanying condensed consolidated statement of comprehensive income. Pro forma financial information related to the Zero2Ten Acquisition is not presented as the effect of this acquisition was not material to the Company.

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

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed our original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill its responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the condensed consolidated financial statements in the periods in which they are first identified.

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No material losses were recognized on contracts during the three- or nine-month periods ended September 30, 2016 or 2015.

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

Software revenue represents the resale of certain third-party off-the-shelf software and maintenance and is recorded on a gross basis provided we act as a principal in the transaction, which we have determined based upon several factors, including, but not limited to, the fact that we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue is recorded on a net basis. As cloud-based solutions become more significant, the timing and revenue recognition treatment may differ from historically on-premise solutions, adding further volatility to our software revenue.

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

Share-based compensation expense under all of the Company’s share-based plans was $260 thousand and $1.0 million for the three- and nine-month periods ended September 30, 2016, respectively. Share-based compensation expense under all of the Company’s share-based plans was $408 thousand and $1.3 million for the three- and nine-month periods ended September 30, 2015, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $377 thousand and $2.4 million during the three- and nine-month periods ended September 30, 2016, respectively. Cash received from ESPP and stock option exercises was $246 thousand and $1.0 million during the three- and nine-month periods ended September 30, 2015, respectively.

As of September 30, 2016, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $845 thousand and is expected to be recognized over a weighted-average period of 1.0 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

6.	INCOME TAXES:

The Company recorded a tax provision of $73 thousand and $657 thousand for the three- and nine-month periods ended September 30, 2016, respectively. The Company recorded a tax provision of $559 thousand and $303 thousand for the three- and nine-month periods ended September 30, 2015, respectively. The reported tax provision for the three- and nine-month periods ended September 30, 2016 is based upon an estimated annual effective tax rate of 62.3% and 52.5%, respectively. The effective tax rates reflected our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. As of September 30, 2016 and December 31, 2015, the recorded deferred tax asset valuation allowance balance was $4.5 million.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. Interest and penalties related to our unrecognized tax benefits were insignificant for all periods presented. No such amounts were recognized in the three- or nine-month period ended September 30, 2016. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2017. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

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

As of September 30, 2016 and December 31, 2015, our only financial assets and liabilities required to be measured on a recurring basis were our contingent earnout consideration liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at September 30, 2016:
Financial liabilities:
Contingent earnout consideration	$7,436	$—	$—	$7,436

Total financial liabilities	$7,436	$—	$—	$7,436

Balance at December 31, 2015:
Financial liabilities:
Contingent earnout consideration	$10,540	$—	$—	$10,540

Total financial liabilities	$10,540	$—	$—	$10,540

No financial instruments were transferred into or out of Level 3 classification during the three- or nine-month periods ended September 30, 2016.

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

A reconciliation of the beginning and ending Level 3 net liabilities for the nine-month period ended September 30, 2016 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2015	$10,540
Payment of contingent earnout consideration	(3,906)
Adjustment to estimated fair value of contingent earnout consideration (included within Selling, general and administrative expense)	(928)
Accretion of contingent earnout consideration (included within other expense, net)	1,730

Ending balance at September 30, 2016	$7,436

As of September 30, 2016 and December 31, 2015, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

8.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased to $30.0 million as of September 30, 2016 compared to $29.9 million as of December 31, 2015. This increase is the result of adjustments to the initial estimate of purchase price allocation of M2 Dynamics, which is further disclosed within Note 3. With the exception of the acquisition-related increase noted herein, there have been no other changes to the Company’s goodwill balance. The Company continuously evaluates for any triggering events and no such events have occurred during the three or nine month periods ended September 30, 2016. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $903 thousand and $2.7 million during the three- and nine-month periods ended September 30, 2016, respectively. Amortization expense was $215 thousand and $454 thousand during the three- and nine-month periods ended September 30, 2015, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue—software cost within the condensed consolidated statements of comprehensive income) of $42 thousand and $136 thousand during the three- and nine-month periods ended September 30, 2016, respectively. The Company recorded amortization from capitalized internally developed software of $44 thousand and $145 thousand during the three- and nine-month periods ended September 30, 2015, respectively.

Estimated annual amortization expense of our intangible assets (including amortization expense associated with capitalized software costs) for the current year and the following five years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2016	$3,612
2017	$2,804
2018	$2,240
2019	$1,712
2020	$1,057
2021	$565

9.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
Accrued bonuses	$3,088	$2,939
Accrued commissions	2,034	1,496
Accrued vacation	2,924	2,272
Accrued payroll related liabilities	1,733	2,423
Accrued software expense	650	1,284
Accrued contractor fees	583	1,132
Accrued professional service fees	296	1,016
Short-term portion of lease abandonment accrual	—	437
Deferred rent	80	220
Income tax related accruals	565	318
Other accrued expenses	1,185	1,949

Total	$13,138	$15,486

10.	NET INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Data)
Basic net income per share:
Net income applicable to common shares	$43	$1,027	$593	$581

Weighted average common shares outstanding	12,253	11,568	12,057	11,463

Basic net income per share of common stock	$0.00	$0.09	$0.05	$0.05

Diluted net income per share:
Net income applicable to common shares	$43	$1,027	$593	$581

Weighted average common shares outstanding	12,253	11,568	12,057	11,463
Dilutive effects of stock options	1,837	1,707	2,023	1,809

Weighted average common shares, assuming dilutive effect of stock options	14,090	13,275	14,080	13,272

Diluted net income per share of common stock	$0.00	$0.08	$0.04	$0.04

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 69 thousand shares and 68 thousand shares in the three- and nine-month periods ended September 30, 2015, respectively. There were no such anti-dilutive shares outstanding for the three- and nine-month periods ended September 30, 2016. As of September 30, 2016 and 2015, there were approximately 3.5 and 4.0 million share-based awards outstanding, respectively, under the Company’s equity plans.

11.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 23, 2016 (the “Repurchase Period”). On September 23, 2016, we announced that the Board had approved an extension of the Repurchase Period to September 22, 2017.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company did not repurchase any shares of common stock during the three- or nine-month periods ended September 30, 2016. The Company repurchased 27 thousand shares at an aggregate price of $192 thousand and 43 thousand shares at an aggregate price of $306 thousand during the three- and nine-month periods ended September 30, 2015, respectively.

12.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to certain financial covenants. The Company was in compliance with the financial covenants (which are related to interest coverage and leverage) as of September 30, 2016. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of September 30, 2016.

13.	GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$26,654	$26,992	$82,342	$75,603
Canada	2,108	2,804	8,847	8,396
Other International	2,064	1,388	5,559	4,290

Total revenue	$30,826	$31,184	$96,748	$88,289

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

Our Services

Edgewater offers a full spectrum of services and expertise to ensure the success of our engagements. Our consulting services are categorized into two different components: (1) Channel View and (2) Systems Integration View.

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 85.2% and 83.8% of service revenue for the three- and nine-month periods ended September 30, 2016, respectively. Time and materials-based contracts represented 80.5% and 83.4% of service revenue for the three- and nine-month periods ended September 30, 2015, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 8.8% and 11.2% of service revenue for the three- and nine-month periods ended September 30, 2016, respectively. Fixed-price contracts represented 15.3% and 12.1% of service revenue for the three- and nine-month periods ended September 30, 2015, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 6.0% and 5.0% of service revenue during the three- and nine-month periods ended September 30, 2016, respectively. Retainer-based contracts represented 4.2% and 4.5% of service revenue during the three- and nine-month periods ended September 30, 2015, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed (or be less than) our original estimate, as a result of an increase (or decrease) in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the condensed consolidated financial statements in the periods in which they are first identified.

We anticipate that software revenue will continue to be a significant portion of our revenues. Our reported software revenue represents the resale of certain third-party off-the-shelf software and related maintenance (primarily relates to the resale of Microsoft Dynamics AX product) and has historically been recorded on a gross basis provided we act as principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue is recorded on a net basis. As cloud-based solutions become more significant, the timing and revenue recognition treatment may differ from historically on-premise solutions, adding further volatility to our software revenue.

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

Direct Acquisition Costs. The Company incurred $430 thousand of direct acquisition costs related to the acquisition of substantially all of the assets of M2 Dynamics in the nine-month period ended September 30, 2016. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense (classified as change in fair value of contingent earnout consideration). Accretion of the contingent earnout liability is classified as other expense on the condensed consolidated statements of comprehensive income. As of September 30, 2016 and December 31, 2015, the Company had $7.4 million and $10.5 million, respectively, accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics Acquisitions.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2016, Compared to Results for the Three and Nine Months Ended September 30, 2015,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Nine Months Ended September 30, 2016, Compared to Results for the Three and Nine Months Ended September 30, 2015

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

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Service revenue	87.7%	87.2%	86.6%	84.4%
Software revenue	6.8%	6.5%	8.0%	9.4%
Reimbursable expenses	5.5%	6.3%	5.4%	6.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Project and personnel costs	55.6%	52.5%	54.3%	54.8%
Software costs	4.4%	3.5%	4.9%	5.2%
Reimbursable expenses	5.5%	6.3%	5.4%	6.2%

Total cost of revenue	65.5%	62.3%	64.6%	66.2%

Gross profit	34.5%	37.7%	35.4%	33.8%

Operating expenses:
Selling, general and administrative	29.0%	28.3%	29.6%	29.5%
Change in fair value of contingent earnout consideration	—%	—%	(1.0)%	—%
Direct acquisition costs	—%	1.0%	0.5%	1.1%
Fullscope embezzlement costs (loss recovery)	—%	—%	—%	(0.3)%
Depreciation and amortization	3.3%	1.2%	3.2%	1.0%

Total operating expenses	32.3%	30.5%	32.3%	31.3%

Operating income	2.2%	7.2%	3.1%	2.5%
Other expense, net	1.8%	2.1%	1.8%	1.5%

Income before income taxes	0.4%	5.1%	1.3%	1.0%
Income tax provision	0.3%	1.8%	0.7%	0.3%

Net income	0.1%	3.3%	0.6%	0.7%

Revenue. Total revenue decreased by $(358) thousand, or (1.1)%, to $30.8 million during the three-month period ended September 30, 2016, compared to total revenue of $31.2 million in the three-month period ended September 30, 2015. Total revenue increased by $8.5 million, or 9.6%, to $96.7 million during the nine-month period ended September 30, 2016, compared to total revenue of $88.3 million in the nine-month period ended September 30, 2015. Service revenue decreased by $(152) thousand, or (0.6)%, to $27.0 million during the three-month period ended September 30, 2016, compared to service revenue of $27.2 million in the three-month period ended September 30, 2015. Service revenue increased by $9.3 million, or 12.5%, to $83.8 million during the nine-month period ended September 30, 2016, compared to service revenue of $74.5 million in the nine-month period ended September 30, 2015.

Service revenue during the three-month period ended September 30, 2016 was affected by channel disruptions associated with a vendor push to the adoption of cloud-based technologies and our customer’s decision processes around moving to cloud-based solutions. Further, third quarter 2016 service revenue was hindered by a curtailment of IT spending by customers across all of our service offerings as well as underperformance within the United Kingdom. For the nine-month period ended September 30, 2016, service revenue growth was driven primarily by the performance of the M2 Dynamics Acquisition and the full period contribution from the Zero2Ten Acquisition (whose operations began being recorded in ours during March 2015).

As we experience a transition within our EPM and ERP channels from on-premise to hybrid to cloud-based solutions we may experience a disruption in the timing of our customer purchasing habits. This transition may cause fluctuations in our service and software revenue and related margin contributions in the coming quarters. We anticipate that software revenue will continue to represent a meaningful portion of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of revenue recognized by the Company may have a material impact upon our gross margins.

Billable consultant utilization increased to 72.9% and 73.8% during the three- and nine-month periods ended September 30, 2016 compared to 71.9% and 70.7% during the three- and nine-month periods ended September 30, 2015, respectively. Billable headcount, excluding contractors, held relatively constant at 368 as of September 30, 2016, compared to 366 as of September 30, 2015. The consistency of the billable headcount is reflective of the increases related to the M2 Dynamics Acquisition offset by our continued efforts to proactively manage billable headcount.

Annualized service revenue per billable consultant, as adjusted for utilization, was $360 thousand and $374 thousand during the three-month periods ended September 30, 2016 and 2015, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $356 thousand and $357 thousand during the nine-month periods ended September 30, 2016 and 2015, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three- and nine-month periods ended September 30, 2016, software revenue totaled $2.1 million and $7.8 million, or 6.8% and 8.0% of total revenue, respectively, compared to software revenue of $2.0 million and $8.3 million, or 6.5% and 9.4%, respectively, in the three- and nine-month periods ended September 30, 2015. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. As cloud-based solutions become more significant, the timing and revenue recognition treatment may differ from historically on-premise solutions, adding further volatility to our software revenue. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue was $1.7 million and $2.0 million for the three-month periods ended September 30, 2016 and 2015, respectively. Reimbursed expense revenue was $5.2 million for the nine-month period ended September 30, 2016 compared to $5.5 million for the nine-month period ended September 30, 2015. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the nine-month period ended September 30, 2016 totaled 617, as compared to 614 customers during the nine-month period ended September 30, 2015. During the first nine months of 2016, we secured first-time engagements with a total of 106 new customers, compared to 108 new customer engagements during the first nine months of 2015.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $758 thousand, or 3.9%, to $20.2 million for the three-month period ended September 30, 2016, compared to $19.4 million in the comparative 2015 quarterly period. Cost of revenue increased by $4.1 million, or 7.0%, to $62.5 million during the year-to-date period ended September 30, 2016 compared to $58.5 million in the comparative 2015 year-to-date period. The primary drivers of the 2016 year-over-year increase in total cost of revenue during the three- and nine-month periods ended September 30, 2016, on an absolute dollar basis, were related to increases in salary and salary-related expenses, inclusive of incentive compensation (primarily associated with an increase in average billable headcount over the period). The increase in salary and salary-related expenses, which was primarily associated with the M2 Dynamics Acquisition, were partially offset by strategic management of billable consultant headcount in the core components of our business.

Project and personnel costs represented 55.6% and 54.3% of total revenue during the three- and nine-month periods ended September 30, 2016, respectively, as compared to 52.5% and 54.8% of total revenue during the three- and nine-month periods ended September 30, 2015, respectively.

The increase in project and personnel costs for the three-month period ended September 30, 2016, as a percentage of total revenue, is the result of the salary and related expenses primarily associated with the billable consultant headcount attributed to the M2 Dynamics Acquisition. The increase in project and personnel costs during the nine-month period ended September 30, 2016, as a percentage of total revenue, was similarly driven by the increase in salary and related expenses. The incremental salary and salary-related expense realized during the three- and nine-month periods ended September 30, 2016 was primarily related to the M2 Dynamics Acquisition. However, the Company continuously made strategic decisions to manage headcount throughout the entire organization, which led to decreases in headcount that partially offset the increase attributable to the M2 Dynamics Acquisition. While strategic evaluation of headcount occurs on an ongoing basis, certain headcount reductions were made during the latter half of the third quarter of 2016 (and as such the expense savings will be realized in future periods).

Software costs amounted to $1.3 million and $4.7 million during the three- and nine-month periods ended September 30, 2016, respectively. Software costs amounted to $1.1 million and $4.6 million during the three- and nine-month periods ended September 30, 2015, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $1.7 million and $5.2 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to $2.0 million and $5.5 million in the comparative periods of 2015, respectively.

Gross Profit. During the three-month period ended September 30, 2016, total gross profit decreased $(1.1) million, or (9.5)%, to $10.6 million compared to gross profit of $11.8 million in the three-month period ended September 30, 2015. During the nine-month period ended September 30, 2016, total gross profit increased $4.4 million, or 14.7%, to $34.2 million compared to total gross profit of $29.8 million in the nine-month period ended September 30, 2015. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, decreased to 34.5% in the third quarter of 2016, compared to 37.7% in the third quarter of 2015. The year-over-year quarterly decrease in gross margin is the result of essentially flat total revenue combined with the increase in salary and salary-related expenses previously noted. Total gross margin increased to 35.4% in the nine-month period ended September 30, 2016, compared to 33.8% in the comparative 2015 year-to-date period. The year-over-year year-to-date increase in total gross margin is primarily the result of the contributions of the M2 Dynamics Acquisition combined with the full period impact of the Zero2Ten Acquisition.

Service revenue gross margin was 36.6% in the third quarter of 2016, compared to 39.9% in the third quarter of 2015. The decrease in service revenue gross margin is primarily the result of the essentially flat service revenue combined with increased salary and salary-related expenses (as previously noted). Service revenue gross margin was 37.2% in the nine-month period ended September 30, 2016, compared to 35.1% in the comparative 2015 year-to-date period. The increase in service revenue gross margin for the year-to-date period ended September 30, 2016 is directly related to the contributions of M2 Dynamics and Zero2Ten, as described above.

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

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 29.0% and 29.6% during the three- and nine-month periods ended September 30, 2016, respectively, compared to 28.3% and 29.5% in the three- and nine-month periods of 2015, respectively. On an absolute dollar-basis, SG&A expenses increased by $118 thousand, or 1.3%, and increased by $2.6 million, or 10.0%, to $8.9 million and $28.7 million in the three- and nine-month periods ended September 30, 2016, respectively, compared to SG&A expenses of $8.8 million and $26.1 million in the three- and nine-month periods ended September 30, 2015, respectively.

Selling, general and administrative expense increased, during the three- and nine-month periods ended September 30, 2016 as a result of salary and salary-related expenses (inclusive of incentive compensation). The increase in salary and salary-related expenses was driven by the increase in non-billable headcount (which is a direct result of our recent acquisitions and overall growth).

Change in Fair Value of Contingent Earnout Consideration. The Company continuously examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the nine-month period ended September 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of delays in the timing of forecasted revenue). This change in estimate resulted in a reversal of $798 thousand related to the Branchbird contingent earnout as well as a reversal of $130 thousand related to the Zero2Ten contingent earnout. No changes in fair value were made during the three-month period ended September 30, 2016.

Direct Acquisition Costs. During the nine-month period ended September 30, 2016, the Company incurred approximately $430 thousand of direct acquisition costs associated with the December 2015 acquisition of M2 Dynamics. During the nine-month period ended September 30, 2015, the Company incurred approximately $932 thousand of direct acquisition costs associated with the March 2015 Zero2Ten Acquisition and August 2015 Branchbird Acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $639 thousand, or 171.8%, to $1.0 million in the quarter ended September 30, 2016 as compared to $372 thousand in the quarter ended September 30, 2015. Similarly, depreciation and amortization expense increased $2.1 million, or 228.9%, to $3.0 million in the nine-month period ended September 30, 2016 compared to $918 thousand in the comparative 2015 year-to-date period.

Amortization expense was $858 thousand and $2.6 million during the three- and nine-month periods ended September 30, 2016, respectively, compared to amortization expense of $215 thousand and $454 thousand in the three- and nine-month periods ended September 30, 2015, respectively. The increase in amortization expense during the third quarter of 2016 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense of $153 thousand and $447 thousand recorded in the three- and nine-month periods ended September 30, 2016, respectively, were consistent with depreciation expense recognized during the comparative 2015 quarterly and year-to-date periods.

Operating Income. Operating income was $684 thousand in the third quarter of 2016, compared to operating income of $2.2 million in the comparative 2015 quarterly period. Operating income for the nine-month period ended September 30, 2016 was $3.0 million, compared to operating income of $2.2 million in the comparative 2015 year-to-date period.

The 2016 third quarter and year-to-date changes in operating metrics are primarily attributable to the contributions of the Zero2Ten and M2 Dynamics Acquisitions, combined with the increase in billable consultant utilization, partially offset by the increased salary and salary-related expenses associated with the increase in headcount, as described above.

Other Expense, Net. Other expense, net, totaled $568 thousand and $1.8 million during the three- and nine-month periods ended September 30, 2016, respectively, while other expense, net, totaled $650 thousand and $1.3 million during the comparative 2015 periods, respectively. Other expense, net, for the three- and nine-months ended September 30, 2016 relates primarily to the accretion of the contingent earnout liability recognized in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions and also includes periodic foreign currency exchange gains and losses. Other expense, net for the three- and nine-months ended September 30, 2015 was related to the accretion of the contingent earnout liability recognized in connection with the Zero2Ten and Branchbird Acquisitions combined with periodic foreign currency exchange gains and losses.

Income Tax Provision. We recorded a provision for income taxes of $73 thousand and $657 thousand during the three- and nine-month periods ended September 30, 2016, respectively. We recorded a provision for income taxes of $559 thousand and $303 thousand during the three- and nine-month periods ended September 30, 2015, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 62.3% and 52.5% during the three- and nine-month periods ended September 30, 2016, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 35.2% and 34.3% during the three- and nine-month periods ended September 30, 2015, respectively.

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

Net Income. We generated net income of $43 thousand and $593 thousand during the three- and nine-month periods ended September 30, 2016, respectively, compared to net income of $1.0 million and $581 thousand during the three- and nine-month periods ended September 30, 2015, respectively. The contributions of our 2015 acquisitions were offset by the increase in salary and salary-related expenses. Additionally, for the year-to-date period ended September 30, 2016 the increase in interest expense associated (related to the accretion of contingent earnout consideration) negatively affected net income.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$1,178	$850
Investing activities	(420)	(7,700)
Financing activities	(635)	906
Effects of exchange rates on cash	43	(24)

Total cash provided by (used in) the period	$166	$(5,968)

As of September 30, 2016, we had cash and cash equivalents of $12.1 million, a $166 thousand increase from the December 31, 2015 balance of $12.0 million. The primary drivers of cash flow during 2016 are the collection of accounts receivable, partially offset by the contingent earnout consideration payment related to the Zero2Ten Acquisition, bonus and commission payments related to the Company’s 2015 performance-based incentive programs and premium payments associated with the renewal of annual insurance policies.

The earnout agreements entered into in connection with the acquisitions of Zero2Ten, Branchbird and M2 Dynamics may require significant cash payments following the completion of the earnout periods in 2016 and 2017. Future payments related to earnout performance are expected to be made in the first, second and fourth quarters of 2017. The amounts of these payments will be determined by the financial performance of the acquired entities. As of September 30, 2016, the Company had accrued $7.4 million of contingent earnout consideration.

Working capital, which is defined as current assets less current liabilities, increased to $19.4 million as of September 30, 2016, as compared to $14.9 million as of December 31, 2015.

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

Net cash provided by operating activities was $1.2 million for the nine-month period ended September 30, 2016, as compared to net cash provided by operating activities of $850 thousand for the nine-month period ended September 30, 2015. The primary components of operating cash flows during the first nine months of 2016 were driven by the collection of receivables on a growing total revenue base, partially offset by the payment of bonus and commissions under our 2015 performance-based bonus programs and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash charges of $5.1 million (primarily depreciation and amortization, accretion of contingent earnout obligations combined with change in fair value of contingent earnout consideration, changes in deferred income taxes, and stock-based compensation expense). The primary components of operating cash flows during the first nine months of 2015 were driven by the payment of bonus and commissions under our 2014 performance-based bonus programs, and, to a lesser extent, the timing of annual insurance-related premium payments and the payment of software-related expenses to third party providers. Additionally, cash from operations was influenced by non-cash charges of $3.5 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and accretion of contingent earnout consideration).

Net cash used in investing activities was $(420) thousand during the nine-month period ended September 30, 2016, compared to net cash used in investing activities of $(7.7) million in the nine-month period ended September 30, 2015. Cash used in investing activities in the nine-month period ended September 30, 2016 included the purchases of property and equipment. Cash used in investing activities in the nine-month period ended September 30, 2015 consisted of the Branchbird Acquisition, the Zero2Ten Acquisition and, to a lesser extent, the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(635) thousand in the nine-month period ended September 30, 2016, compared to net cash provided by financing activities of $906 thousand in the nine-month period ended September 30, 2015. The 2016 cash used in financing activities was driven by the payment of the contingent earnout consideration related to the Zero2Ten Acquisition, partially offset by the proceeds attributable to our Employee Stock Purchase Plan and stock option exercises. The 2015 cash flows provided by financing activities are attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises, partially offset by the repurchase of treasury stock.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of September 30, 2016.

Acquisitions, Earnout Payments and Commitments

Acquisition of M2 Dynamics: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to M2 Dynamics will be based upon the achievement of certain performance measures over one twelve-month earnout period, concluding in December 2016. Based upon initial fair value estimates, the Company recorded contingent earnout consideration described above of $3.6 million as of September 30, 2016. The maximum amount of contingent earnout consideration that can be earned by M2 Dynamics is capped at $6.6 million.

Acquisition of Branchbird: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in August 2017. During the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). Branchbird did not receive any payment in connection with the completion of the first earnout period in August 2016. As of September 30, 2016, the Company had recorded an accrual of $939 thousand related to Branchbird contingent earnout consideration. The maximum remaining amount of contingent earnout consideration that can be earned by Branchbird is capped at $1.2 million.

Acquisition of Zero2Ten: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in March 2017. In March 2016, Zero2Ten completed its first twelve-month earnout period, during which the required performance measurements were achieved. Accordingly, Zero2Ten received additional contingent consideration related to the first earnout period in the amount of $3.9 million. During the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of revised future forecasted revenue performance). This change in estimate resulted in a reversal of $130 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). The Company, as of September 30, 2016, has accrued $2.9 million in potential future contingent earnout consideration payable to Zero2Ten related to the completion of the second twelve-month earnout period. The maximum remaining amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $4.3 million.

Off-Balance Sheet Arrangements

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for us in the first quarter of fiscal year 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-01 on our condensed consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based awards issued to employees. ASU 2016-09 is effective for us in the first quarter of fiscal year 2017. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our condensed consolidated financial statements.

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

Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies” in our 2015 Annual Report on Form 10-K; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with the Company or inability or unwillingness of clients to pay for the Company’s services, which may impact the Company’s accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide the Company’s services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the possibility that activist stockholders may wage proxy contests or gain representation on or control of the Board of Directors, causing disruption and/or uncertainty to the Company’s business, customer relationships and employee retention; (13) the failure of the marketplace to embrace advisory and product-based consulting services; (14) difficulties and costs associated with transitioning to the cloud; (15) the inability to achieve the expected synergies from our 2015 acquisitions; and/or (16) changes in the Company’s utilization levels.

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

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended September 30, 2016 or 2015. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended September 30, 2016 and 2015.

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

On June 8, 2015, Avon Products, Inc. (“Avon”) filed a complaint in the Supreme Court of the State of New York, County of New York seeking to recover alleged damages from Edgewater Technology-Ranzal, a subsidiary of the Company, in an amount in excess of $7,000,000 plus pre- and post-judgment interest, based upon claims of breach of contract and fraud in connection with Edgewater Technology-Ranzal’s provision of information technology products and services provided and performed during the years 2007 through 2011. On September 23, 2016, Avon and Edgewater Technology-Ranzal entered into a settlement agreement to dismiss the claim.

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

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 23, 2016 (the “Repurchase Period”). On September 23, 2016, we announced that the Board had approved an extension of the Repurchase period to September 22, 2017.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table provides information with respect to purchases of our common stock during the quarter ended September 30, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2016	—	$—	—	$8,733,963
August 1 – 31, 2016	—	$—	—	$8,733,963
September 1 – 30, 2016	—	$—	—	$8,733,963

Total	—	$—	—	$8,733,963

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	- Filed herewith.
**	- Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: November 4, 2016	/s/ SHIRLEY SINGLETON
Shirley Singleton
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer (Principal Financial and Accounting Officer)