Form 10-K
period 2016-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2017-03-15
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE	ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES	EXCHANGE ACT OF 1934

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Harvard Mill Square, Suite 210
Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Large accelerated filer [    ]    Accelerated filer [X]    Non-accelerated filer [    ]    Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [    ]  No  [X]

As of June 30, 2016, there were 12,275,457 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2016 was approximately $106.1 million, computed based upon the closing price of $8.64 per share on June 30, 2016.

As of March 13, 2017, there were 13,334,719 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement for the Registrant’s 2017 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year, provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the possibility that activist stockholders may wage proxy or consent contests or gain representation on or control of our Board of Directors, causing uncertainty about the direction of our business; (13) the increased emphasis on a cloud strategy that may give rise to risks that could harm our business; and/or (14) the failure of the marketplace to embrace advisory and product-based consulting services. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item 1A. — Risk Factors .” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

For the Year Ended December 31, 2016

PART I

In this Annual Report on Form 10-K, we use the terms “Edgewater Technology,” “Edgewater,” “our Company,” “the Company,” “we,” “our,” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries. A listing of our wholly-owned subsidiaries is included as Exhibit 21.1 to this Annual Report on Form 10-K (“Form 10-K”).

ITEM 1.	BUSINESS

Available Information

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

Below are Edgewater’s service categories with sample services:

◾	Classic consulting services
○	Digital Transformation;
○	CFO/CIO advisory services;
○	Business improvement roadmaps;
○	Organizational change management;
○	Program/project management;
○	Business process rejuvenation and integrated social media best practices;
○	Specialized operational, due diligence and technology management expertise to mergers and acquisitions, private equity and venture capital;
○	Strategic advice, costing, estimates to complete, failing or failed programs or project initiatives;
○	Independent package selection and Request for Information or Proposal process design and implementation;
○	Domain Expertise;
○	Technical architecture, roadmaps and design;
○	Strategic technology selections;
○	Data Analytics and Reporting;
○	Custom component design and implementation;
○	Customer intelligence solutions using web/mobile analytics combined with social intelligence;
○	Cloud architecture, integration and phasing solutions;
○	On-going support services; and
○	Infrastructure optimization and redesign, disaster recovery and business continuity specialized design and assistance.

◾	Product-based consulting services
○	Business transformation through the use of packaged software solutions;
○	Enterprise Performance Management with Oracle budgeting, planning, consolidation and strategic finance both on premise and in the cloud;
○	Big Data;
○	Enterprise Resource Planning with Microsoft Dynamics AX targeted in process and discrete manufacturing verticals such as CPG, IEM, Chemical, Pharmaceuticals and Food and Beverage, both on premise and in the cloud;
○	Customer relationship management with Microsoft Dynamics CRM both on premise and in the cloud;
○	Industry specific platform and best practice solutions;
○	Blended solutions; Microsoft CRM/XRM and specialized custom solutions;
○	Business intelligence analytics;
○	Design, development and introduction of IP that helps “verticalize” channel product stacks; and
○	Support and training services.

In addition to the above services, the Company also provides synergistic services in the area of data management and analytics. Examples of such services include the following:

◾	Enterprise information management services
○	Provide for data related matters: master data management, data governance, logical and physical data base design, data warehouse strategies and design;
○	Provide practical data architectures and roadmaps to support transactional systems and enterprise performance management through advanced analytics; and
○	Provide forms of data manipulation, transformation and quality services.

◾	Analytics services
○	Advise on lead derivation of key financial and operational performance indicators and correlate their measurement, visualization and action for a given organization;
○	Advise on opportunities for the use of predictive techniques, external data and benchmarks to improve business performance measurement and forecasting;
○	Advise on the creation and adoption of analytics architectures, roadmaps and supporting organizations; and
○	Advise, design and roadmap analytics-based near real-time to real-time alerting strategies and implementations.

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

Customers

Our strategic acquisitions have helped enhance our service and product offerings, increase and diversify our customer base and reduce our reliance on individually significant customers. Service revenue from our five largest customers, as a percentage of total service revenue, was 15.2%, 11.8% and 17.8% for the years ended December 31, 2016, 2015 and 2014, respectively. No single customer represented 10% or more of total revenue during the years ended December 31, 2016, 2015 or 2014. See “Item 1A. — Risk Factors — Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” During 2016, we recorded service revenue from 670 customers, of which 140 were new customers, as compared to recording service revenue from 667 customers in 2015, of which 139 were new customers. We recorded service revenue from 403 customers in 2014, of which 83 were new customers. Total customers served and new customers added during 2015 benefited from the acquisitions of substantially all of the assets of Zero2Ten, Inc. (“Zero2Ten”), Branchbird LLC (“Branchbird”) and M2 Dynamics Inc. (“M2 Dynamics”). Specifically, the higher volume and lower cost revenue model of Zero2Ten was a driving force behind the yearly increase in these metrics.

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

Companies typically turn to consulting firms, like Edgewater, to fill these internal project gaps for a number of reasons:

◾	For deep industry, product, data and technical expertise;
◾	To obtain strategic consulting services in an accelerated timeframe;
◾	To mitigate their business risk with focused onsite project teams;
◾	To receive an outside objective perspective;
◾	To obtain EPM- and EIM-related services;
◾	To obtain product, services and IP related to ERP and CRM;
◾	To provide cloud architecture and on-ramping services; and/or
◾	To serve as an agent to plan, manage and implement change.

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

Additionally, we are able to strengthen our service offerings by focusing upon the development of intellectual property, not only in the area of trademarks, as described below under “— Intellectual Property,” but with respect to the internal development of software. We are able to quickly execute on the internal development of intellectual property given the significant knowledge and expertise we maintain in our product-based consulting channels. We can leverage this intellectual property as a means to accelerate delivery of a solution and as a means to solidify and/or expand our presence in a vertical market.

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

Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including: Informatica Corporation, Keyteach, Microsoft, Oracle, FAST, Cloudera, Hortonworks, SiteCore, Accelatis, Amazon, and Webtrends. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees.    As of December 31, 2016, Edgewater had 465 employees (excluding contractors). Of these employees, 359 were billable consultants and 106 were management and administrative personnel (composed of sales, marketing, human resources, finance, accounting, internal information systems and administrative support) and product development personnel. The average tenure of our employees is approximately 6 years and the average “years of experience” is approximately 23 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

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

There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. The following is a representative list of competitors in the IT and management consulting services space:

◾	Technical Consulting/Systems integrators: Accenture, Ciber, Inc., IBM Global Services, Business and Decision Group, Caritor, Inc., CGI, and Perficient;

◾	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Ventyx, Tech Mahindra, Tata and Wipro;

◾	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Company;

◾	Enterprise Resource Planning firms: SAP, Oracle, Hitachi, Tribridge and Avanade;

◾	Enterprise Performance Management / Business Activity Monitoring / Business Intelligence providers: Deloitte & Touche, Huron, The Hackett Group, Hitachi Consulting Corporation, KPI Partners, KPMG, PricewaterhouseCoopers and Ernst & Young; and

◾	Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle, Microsoft and SAP.

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

For additional information about our geographic areas, please see “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Geographic Information.”

For additional information about our operating segments, please see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Operating Segments.”

Directors and Executive Officers of the Registrant

Name	Age	Position with the Company
Jeffrey L. Rutherford	56	Chairman of the Board, Interim President and Interim Chief Executive Officer
David Clancey	61	Executive Vice President, Chief Strategy Officer and Chief Technology Officer
Timothy R. Oakes	48	Chief Financial Officer, Chief Accounting Officer, Treasurer and Corporate Secretary
Robin Ranzal-Knowles	49	President, Edgewater Technology-Ranzal, Inc.
Kristin Zaepfel	53	Vice President, Human Resources
Stephen Bova	70	Director
Matthew Carpenter	45	Director
Frederick DiSanto	54	Director
Nancy Leaming	69	Director
Shirley Singleton	65	Director
Timothy Whelan	51	Director
Kurtis J. Wolf	44	Director

Mr. Rutherford currently serves as our Chairman, interim President, and interim Chief Executive Officer, positions he was appointed to in March 2017. Mr. Rutherford previously served as Vice President and Chief Financial Officer at Ferro Corporation, an international coatings and colors manufacturing business, from April 2012 to September 2016. From July 2008 to April 2012, Mr. Rutherford served as Vice President and Chief Financial Officer at Park-Ohio Holdings Corp, an international industrial supply and diversified manufacturing business. Mr. Rutherford served as the Vice President and Chief Financial Officer at UAP Holdings Corp. from October 2007 to June 2008. At the time UAP Holdings Corp. was a publicly traded company that distributed agricultural inputs throughout North America. In 2008, UAP Holdings Corp. was acquired by Agrium Inc. Previously, Mr. Rutherford served as the President, Chief Executive Officer and Chief Financial Officer at LESCO, Inc., which at the time was a publicly traded company that distributed inputs to the professional turf industry, from 2002 to 2007. Mr. Rutherford also served on the board of directors of LESCO, Inc., from 2006 to 2007. LESCO, Inc. was subsequently acquired by Deere & Co. in 2007. Mr. Rutherford served as Chief Financial Officer and Senior Executive Vice President of OfficeMax, Inc., a retailer of office products and supplies, from 1997 to 2002, after having previously served as its Senior Vice President and Treasurer, from February to July 1997. From 1983 to 1996, Mr. Rutherford worked at Arthur Andersen, a consulting and accounting firm. Mr. Rutherford earned his Bachelor’s degree in Business Administration and Accounting from Baldwin Wallace College. Mr. Rutherford has served as a Director of our Company since February 2017.

Mr. Clancey has served as Executive Vice President, Chief Strategy Officer and Chief Technology Officer of our Company since June 2006. Before assuming his current title, Mr. Clancey served as our Executive Vice President — Chief Technology Officer from 2001 to 2006 and as Senior Vice President — Chief Technology Officer of Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) from 1992 until 2001. Mr. Clancey co-founded Edgewater Delaware in 1992 with Ms. Singleton. Prior to co-founding Edgewater Delaware, Mr. Clancey was a Systems Architect and Chief Technology Officer at Logica North America.

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

Mr. Bova has served as an independent consultant, offering business strategy advice, organization analysis and CEO mentoring, since January 2014. Mr. Bova has also served as a director of each of OPTOMI, LLC, a nationwide IT staffing company, since October 2012; Lindsey Software Systems, Inc., a public housing software developer, since November 2010; and BlueInGreen, LLC, a technology-based water quality improvement company, since November 2010. From January 2010 to December 2013, Mr. Bova served as a Partner of the Clark Bova Group, LLC, a management consulting firm. He also previously served as a Member of the Investment Committee of the Fund for Arkansas’ Future (FAF), an angel investor fund focused on Arkansas-based start-up companies, from January 2008 to December 2013. Mr. Bova previously served as the Chairman and Chief Executive Officer of Technisource, Inc. (f/k/a IntelliMark IT Business Solutions), an IT staffing company, from 2000 until it was successfully sold to Spherion Corporation in 2007. Technisource, Inc. was formerly a wholly owned subsidiary of Edgewater (formerly StaffMark, Inc.) until it was spun out as an independent company in 2000. Mr. Bova served as the President and Chief Operating Officer of Edgewater from 1999 to 2000, and as a director from 1999 to 2001. Mr. Bova also served as a director of Vestcom International, Inc., a leading provider of shelf-edge communications and specialized marketing services, from 1997 to 2002. From 1998 to 1999, he served as the Director of International Operations of Intelligroup, Inc., a leading provider of IT and consulting services. Mr. Bova’s professional experience also includes prior service as the President of the Global Banking Division of Systematics, Inc. and later Alltel Information Services following its acquisition of Systematics (now Fidelity National Information Services, Inc.). He also previously served as the President of the Global Banking Division of Electronic Data Systems Corporation. Mr. Bova’s professional career began as a software technician in 1970 and progressed to executive management roles beginning in 1983. Mr. Bova has served as a Director of our Company since March 2016.

Mr. Carpenter has served as the Chairman and Chief Executive Officer of Vertical Knowledge, L.L.C., a leading provider of open source data, information services and analytics, since 2007. Mr. Carter previously founded and led EmployOn Inc., an online employment services company, until his departure in 2006. Mr. Carpenter earned his Bachelor’s degree from Mississippi State University. Mr. Carpenter has served as a Director of our Company since February 2017.

Mr. DiSanto has served as the Chief Executive Officer of Ancora Advisors, LLC and Ancora Holdings Inc., a registered investment advisor, since January 2006, and as Chairman of the Board of Ancora Advisors, LLC, since December 2014. Previously, Mr. DiSanto worked at Fifth Third Bank, a regional banking corporation, serving as Executive Vice President and Manager of Fifth Third Bank’s Investment Advisor Division from 2001 to 2005. In 2001, Fifth Third Bank acquired Maxus Investment Group, an asset management firm and Mr. DiSanto’s previous employer. Prior to the acquisition, Mr. DiSanto was the President and Chief Operating Officer at Maxus Investment Group, from 1998 to 2000. From 1991 to 1997, Mr. DiSanto was Managing Partner at Gelfand Partners Asset Management, an investment management firm, which merged with Maxus Investment Group in 1997. Mr. DiSanto began his investment career in 1985 with McDonald Investments in Institutional Equity Sales. Currently, Mr. DiSanto is serving on the boards of Medical Mutual of Ohio, Case Western Reserve University, The Cleveland Film Commission, The Eastern Company, Regional Brands and WF Hann Sons. He is also on the Executive Committee for the Board of Trustees at Case Western Reserve University. Previously, Mr. DiSanto served as the Chairman of the Board of Regents of St. Ignatius High School. Mr. DiSanto is also the former Chairman and current Trustee of the Greater Cleveland Sports Commission. Mr. DiSanto earned a Bachelor’s degree in Management Science and a Master’s degree in Business Administration from Case Western Reserve University. Mr. DiSanto has served as a Director of our Company since February 2017.

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

Ms. Singleton co-founded Edgewater Delaware with Mr. Clancey in 1992 and served as President of Edgewater Delaware from 1992 until January 2002. Ms. Singleton then served as President and Chief Executive Officer of our Company (the parent company of Edgewater Delaware) from January 2002 to March 2017. Prior to co-founding Edgewater Delaware, Ms. Singleton held various management positions from 1982 to 1992 at Logica North America and attained the position of Vice President and General Manager of the Northeast region. Ms. Singleton serves on the Technical Oversight Committee for Partners Healthcare and the Board of Trustees for the North Shore Medical Center. Ms. Singleton has served as a Director of our Company since June 2001 and served as chairman of the Board from July 2005 to March 2017.

Mr. Whelan has served as the Chief Executive Officer of Wireless Telecom Group, Inc., a global designer and manufacturer of radio frequency and microwave-based products, since June 2016. Prior to his appointment, Mr. Whelan was a Co-Founder and Managing Director of Echo Financial Business Consulting, a privately held financial and operational consulting firm that he co-founded in February 2014. Mr. Whelan also serves as a director of Wireless Telecom Group, Inc. From June 2009 to August 2013, Mr. Whelan served as the Chief Operating Officer of IPC Systems, Inc. (“IPC Systems”), a global leading provider of communications networks, systems and solutions to the financial services industry. Mr. Whelan previously served as the Chief Financial Officer of IPC Systems from December 2001 to June 2009. From July 2000 to December 2001, Mr. Whelan served as Divisional Chief Financial Officer of Global Crossing’s Financial Markets division. From May 1999 to June 2000, he was Vice President of Finance at IPC Information Systems, Inc. and IXnet, Inc. Mr. Whelan is a certified public accountant and previously worked for Ernst & Young from 1992 to 1999. He also previously served four years as a U.S. Naval Officer. Mr. Whelan has served as a Director of our Company since March 2016.

Mr. Wolf is Managing Member and Chief Investment Officer of Hestia Capital Management LLC, a deep value hedge fund that he founded in January 2009. From March 2007 to November 2008, Mr. Wolf worked as a Senior Analyst at First Q Capital, LLC, a hedge fund which invested in public companies which had previously been backed by venture capital or private equity firms. From January 2006 to February 2007, Mr. Wolf served as co-Founding Partner at Lemhi Ventures LLC, a health care services focused venture capital incubator. Mr. Wolf previously was co-Founding Partner at Definity Health Corporation, a leading player in the consumer-driven health care space, which was purchased by UnitedHealth Group Inc. in December, 2004. After the acquisition, from April 2005 through January 2006, Mr. Wolf served as Director, Corporate Development for UnitedHealth Group Inc.’s Definity Health Corporation subsidiary. Prior to Definity Health Corporation being acquired, from September 1998 to January 2000, he served as co-Founding Partner, primarily serving in finance and strategy roles. Between his two periods at Definity Health Corporation, Mr. Wolf served as an Analyst at Relational Investors LLC, an activist hedge fund, from June 2002 to December 2004. Previously, he was a co-Founding Partner and Consultant at Lemhi Consulting, a related entity to Definity Health Corporation, from September 1998 to January 2000. Mr. Wolf also has experience working as a consultant both with Deloitte Consulting from September 1995 until September 1998 and The Boston Consulting Group during the summer of 2001. Mr. Wolf earned a Master of Business Administration degree from the Stanford Graduate School of Business and a Bachelor of Arts degree in Economics and Mathematics from Carleton College. Mr. Wolf has served as a Director of our Company since February 2017.

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

The activities of activist shareholders could be disruptive and costly and these actions could result in the replacement of members of our Board of Directors and could cause uncertainty about the direction of our business.    We have encountered activist shareholders from time-to-time, and the attention required to address activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Perceived uncertainties as to our future direction as a result of changes to composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, and make it more difficult to attract and retain qualified personnel.

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

The appointment of an interim CEO could adversely affect our business.    The Board of Directors has appointed an interim CEO and this change may create risks and uncertainties around the Company’s strategic direction. Perceived uncertainties as to our future direction may be exploited by our competitors, cause concern to our current or potential clients, and make it more difficult to attract and retain qualified personnel. In addition, it may take time for the interim CEO to gain a full understanding of the Company’s business, operations, clients and employees, which, in turn, may adversely affect the Company’s financial results, particularly in the short term.

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

We may have lower margins, or lose money, on fixed-price contracts.    In 2016, 2015 and 2014, fixed-price contracts represented approximately 10.5%, 13.0% and 5.7%, respectively, of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or retainer-based engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

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

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. The loss of a major customer or large project could materially and adversely affect our results of operations. In 2016 and 2015, our top five customers represented 15.2% and 11.8% of our 2016 and 2015 service revenues, respectively. The future receipt of significant commitments from new or existing customers could create future risks such as those described above concerning customer concentration.

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

We may not be able to protect our intellectual property rights or we may infringe upon the intellectual property rights of others, which could adversely affect our business.    Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We do not have any patents or patent applications pending. Existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all. If we are unsuccessful in any future intellectual property litigation, we may be forced to do one or more of the following:

◾	Cease selling or using technology or services that incorporate the challenged intellectual property;
◾	Obtain a license, which may not be available on reasonable terms or at all, to use the relevant technology;

◾	Configure services to avoid infringement; and
◾	Refund license fees or other payments that we have previously received.

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

Factors that may cause our quarterly results to fluctuate in the future include the following:

◾	Variability in market demand for IT and management consulting services;
◾	General economic or stock market conditions unrelated to our operating performance;
◾	Length of the sales cycle associated with our service offerings;
◾	Product launch delays;
◾	Unanticipated variations in the size, budget, number or progress toward completion of our engagements;
◾	Unanticipated termination of a major engagement, a customer’s decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major customer engagements;
◾	Efficiency with which we utilize our employees, or utilization, including our ability to transition employees from completed engagements to new engagements;
◾	Our ability to manage our operating costs, a large portion of which are fixed in advance of any particular quarter;
◾	Changes in pricing policies by us or our competitors;
◾	Seasonality and cyclicality, including the effects of lower utilization rates during periods with disproportionately high holiday and vacation usage experience;
◾	The timing of customer year-end periods and the impact of spending relative to such year-end periods;
◾	Our ability to manage future growth; and
◾	Costs of attracting, retaining and training skilled personnel.

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

We may be required to record additional impairment charges against the carrying value of our goodwill and other intangible assets in future quarters.    As of December 31, 2016, we had recorded goodwill and intangible assets with a net book value of $38.4 million. We test for impairment at least annually and whenever evidence of impairment exists. We have in the past recorded impairment charges against the carrying value of our goodwill and intangible assets. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

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

We lease 19,214 square feet of office space for our corporate headquarters located at 200 Harvard Mill Square, Suite 210, Wakefield, Massachusetts 01880-3209. We also have office facilities in Alabama, Georgia, New York, Illinois, Montreal and London.

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

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ Global Market under the symbol “EDGW.” On March 3, 2017, there were approximately 1,444 holders of record of our common stock, and approximately 12.9 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ Global Market for each quarter in 2015 and 2016 and the first quarter of 2017 (through March 3, 2017).

	High	Low
FISCAL 2015:
First Quarter	$7.70	$6.56
Second Quarter	7.50	6.76
Third Quarter	7.50	6.21
Fourth Quarter	8.28	7.14

FISCAL 2016:
First Quarter	$8.23	$6.66
Second Quarter	9.00	7.57
Third Quarter	9.40	6.97
Fourth Quarter	8.75	6.22

FISCAL 2017:
First Quarter	$7.52	$6.26
(through March 3, 2017)

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

The following table provides information with respect to purchases of our common stock during the quarter ended December 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2016	-	$ -	-	$8,733,963
November 1 – 30, 2016	-	-	-	8,733,963
December 1 – 31, 2016	-	-	-	8,733,963
Total	-	$-	-	$8,733,963

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the S&P 600 IT Services Index and self-selected peer groups in the technology consulting industry for the five-year period beginning on December 31, 2011 (the closing sale price of our common stock on this date was $2.76) and ending on December 31, 2016, assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer groups.

Company Name / Index	Base Period 12/31/11	INDEXED RETURNS Years Ending
		12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Edgewater Technology, Inc.	100	137.68	253.26	271.92	290.22	271.74
Nasdaq Index	100	117.45	164.57	188.84	201.98	219.89
S&P 600 IT Services	100	109.62	168.10	176.72	224.26	266.69
Peer Group	100	114.85	170.81	195.18	187.98	234.45

(1)	Our self-selected peer group consists of the following companies: L-3 Communications Holdings Inc., Huron Consulting Group Inc., Navigant Consulting Inc., ICF International Inc., Resources Connection Inc., Perficient Inc., The Hackett Group, Inc., Ciber, Inc., CRA International Inc., Information Services Group, Inc. and Cartesian, Inc.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$126,522	$116,704	$112,989	$103,556	$100,881
Cost of revenue	80,340	77,114	71,623	65,984	65,602

Gross profit	46,182	39,590	41,366	37,572	35,279
Operating expenses:
Selling, general and administrative	37,747	34,592	34,145	31,636	31,563
Change in fair value of contingent earnouts	(725)	-	-	-	-
Direct acquisition costs	430	1,754	-	-	-
Consent solicitation expenses	187	495	-	-	-
Lease abandonment expense (1) (2)	-	-	400	-	-
Fullscope embezzlement loss recovery	-	(250)	(1,529)	-	-
Depreciation and amortization	4,020	1,517	928	1,225	1,801

Total operating expenses	41,659	38,108	33,944	32,861	33,364

Operating income	4,523	1,482	7,422	4,711	1,915
Other expense, net	2,327	2,013	181	92	67

Income (Loss) before taxes	2,196	(531)	7,241	4,619	1,848
Tax provision (benefit) (3) (4) (5)	5,030	3,529	3,177	(30,089)	401

Net (loss) income	$(2,834)	$(4,060)	$4,064	$34,708	$1,447

Net (loss) income per share:
Basic net (loss) income per share	$(0.23)	$(0.35)	$0.37	$3.21	$0.13

Weighted average shares, basic	12,150	11,505	11,131	10,813	11,180

Diluted net (loss) income per share	$(0.23)	$(0.35)	$0.31	$2.88	$0.13

Weighted average shares, diluted	12,150	11,505	13,090	12,031	11,589

(1)	In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company recorded a non-cash operating charge of approximately $2.2 million.

(2)	In June 2014, as part of our recurring assessment of underlying assumptions, the Company recognized a $400 thousand non-cash expenditure related to the elimination of estimated future sublease income.

(3)	During the year ended December 31, 2016, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we recorded a $3.7 million non-cash charge related to an increase in the valuation allowance recorded against the carrying value of our deferred tax assets.

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

(5)	During the year ended December 31, 2013, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we reversed $36.2 million of the previously recorded valuation allowance recorded against the carrying value of our deferred tax assets.

	As of December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$19,693	$11,981	$26,768	$20,321	$16,651
Accounts receivable, net	25,661	27,753	24,654	19,842	18,281
Goodwill and intangibles, net	38,361	41,900	12,529	13,005	13,243
Deferred tax assets, net	19,031	24,032	27,170	30,272	6
All other assets	2,059	1,758	2,292	2,627	3,608

Total assets	$104,805	$107,424	$93,413	$86,067	$51,789

Accrued contingent earnout obligations	$8,089	$10,540	$-	$-	$-
Revolving credit facility	5,000	5,000	-	-	-
All other liabilities	15,942	18,500	18,384	17,481	19,114
Stockholders’ equity	75,774	73,384	75,029	68,586	32,675

Total liabilities and stockholders’ equity	$104,805	$107,424	$93,413	$86,067	$51,789

Outstanding shares of common stock	12,875	11,862	11,440	11,049	10,897

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company delivers product based consulting in both the Enterprise Performance Management (“EPM”) and Enterprise Resource Planning (“ERP”) areas both on premise and in the cloud. Within the EPM offering, our Oracle channel, Edgewater Ranzal provides Business Analytics solutions leveraging Oracle EPM, BI and Big Data technologies. Within the ERP offering, our Microsoft channel, Edgewater Fullscope delivers Dynamics AX ERP, Business Intelligence and CRM solutions primarily in the manufacturing space.

Factors Influencing Our Results of Operations

Revenue.

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 84.0% of service revenue for the year ended December 31, 2016. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 10.5% of service revenue for the year ended December 31, 2016. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 5.5% of service revenue for the year ended December 31, 2016. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Provisions for estimated profits or losses on incomplete projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. The Company did not recognize any significant losses on contracts during the years ended December 31, 2016, 2015 or 2014. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our customers provide for the reimbursement of travel and other project-related expenses.

With the offering of a product-based consulting model, software revenue will continue to be a meaningful portion of our revenues. Software revenue, driven by resales of Microsoft Dynamics AX product, represented 8.3%, 9.3% and 7.2% of revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Software and maintenance revenue are recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized ratably over the maintenance period (while the software revenue is recognized upon delivery). Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

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

Direct Acquisition Costs.

The Company incurred $430 thousand of direct acquisition costs during the year ended December 31, 2016, which were related to the acquisition of substantially all of the assets of M2 Dynamics in the year ended December 31, 2015. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions.

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

Consent Solicitation Expense.

During the year ended December 31, 2016, the Company incurred $187 thousand of legal and advisory expenses in connection with its defense against a consent solicitation. During the year ended December 31, 2015, the Company incurred $495 thousand of legal and advisory expenses in connection with its defense against a consent solicitation. No such expenses were incurred in the year ended December 31, 2014.

Adjustments to Fair Value of Contingent Consideration.

The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense (classified as change in fair value of contingent earnout consideration). Accretion of the contingent earnout liability is classified as other expense on the condensed consolidated statements of comprehensive (loss) income. As of December 31, 2016 and December 31, 2015, the Company had $8.1 million and $10.5 million, respectively, accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics Acquisitions. The decrease in accrued contingent earnout consideration is driven by the payment of $3.9 million related to the completion of the first Zero2Ten earnout period and, to a lesser extent, adjustments to fair value of the remaining liabilities, partially offset by accretion of the contingent liabilities.

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

Company Performance Measurement Systems and Metrics.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges, and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Year Ended December 31, 2016, Compared to Results for the Year Ended December 31, 2015,” included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2016, the gross carrying value of the Company’s net deferred tax assets was $27.2 million. This amount consisted of approximately $6.4 million in federal NOL carryforwards, $0.4 million in state NOL carryforwards, $1.1 million in available federal credits, $2.8 million in future tax benefits related to share-based compensation expense and $8.3 million in net deferred tax assets related to other temporary differences.

The Company maintained a $8.2 million and $4.5 million valuation allowance against the gross carrying value of its net deferred tax assets as of December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, in connection with our periodic reviews of the estimated future realizability of our net deferred tax attributes, we recorded a non-cash tax charge of $3.7 million and $3.0 million, respectively, in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets.

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

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer. Time and materials-based contracts represented 84.0%, 82.3% and 90.2% of service revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Revenue related to our service offerings is recognized as the services are performed and amounts are earned. When a customer enters into a time and materials, fixed-price or a periodic retainer-based contract, we recognize revenue in accordance with our evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

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

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No material losses were recognized on fixed-price contracts during the years ended December 31, 2016, 2015 or 2014.

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

Customer prepayments, even if nonrefundable, are deferred (classified as deferred revenue) and recognized over future periods as services are performed. As of December 31, 2016 and 2015, the Company recorded a deferred liability of approximately $349 thousand and $406 thousand, respectively, which is included in the financial statement caption of “deferred revenue” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and related maintenance and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 8.3%, 9.3% and 7.2% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill is tested annually for impairment at the reporting unit level utilizing the “fair value” methodology. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

◾	Significant underperformance relative to historical or projected future operating results;
◾	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;
◾	Significant negative industry or economic trends;
◾	Significant decline in its stock price for a sustained period; and
◾	Significant decline in market capitalization relative to net book value.

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

On December 2, 2016, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill had not been impaired. For purposes of its annual impairment test, the Company performed its review based upon three individual reporting units which also constitute our three operating segments. The excess of fair value over carrying value was substantial for all three reporting units.

Goodwill amounted to $30.0 million and $29.9 million as of December 31, 2016 and 2015, respectively. Other net intangible assets amounted to $8.4 million and $12.0 million as of December 31, 2016 and 2015, respectively.

Results of Operations

The following table sets forth, for the periods presented, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Service revenue	86.5%	84.7%	85.5%
Software revenue	8.3%	9.3%	7.2%
Reimbursable expenses	5.2%	6.0%	7.3%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	53.4%	55.1%	52.2%
Software costs	4.9%	5.0%	3.9%
Reimbursable expenses	5.2%	6.0%	7.3%

Total cost of revenue	63.5%	66.1%	63.4%

Gross profit	36.5%	33.9%	36.6%
Operating expenses:
Selling, general and administrative	29.8%	29.6%	30.2%
Change in fair value of contingent earnout consideration	(0.5)%	-%	-%
Direct acquisition costs	0.3%	1.5%	-%
Consent solicitation expenses	0.1%	0.4%	-%
Lease abandonment charge	-%	-%	0.3%
Fullscope embezzlement loss recovery	-%	(0.2)%	(1.3)%
Depreciation and amortization	3.2%	1.3%	0.8%

Total operating expenses	32.9%	32.6%	30.0%

Operating income	3.6%	1.3%	6.6%
Other expense, net	1.9%	1.8%	0.2%

Income (loss) before taxes	1.7%	(0.5)%	6.4%
Tax provision	3.9%	3.0%	2.8%

Net (loss) income	(2.2)%	(3.5)%	3.6%

Results for the Year Ended December 31, 2016 Compared to Results for the Year Ended December 31, 2015

Total Revenue.    Total revenue increased by $9.8 million, or 8.4%, to $126.5 million for the year ended December 31, 2016 from $116.7 million for the year ended December 31, 2015. Service revenue increased by $10.6 million, or 10.8%, to $109.5 million for the year ended December 31, 2016 from $98.8 million for the year ended December 31, 2015.

Service revenue growth during 2016 was driven primarily by the contributions of the entities acquired during 2015 (M2 Dynamics, Zero2Ten and Branchbird Acquisitions). Most significant of these contributions was the full year contribution of M2 Dynamics as compared to the partial month recognized in 2015 after the December 2015 transaction was completed. These acquisitions continued to strengthen our cloud service offerings and expanded our presence in both the EPM and ERP markets. Service revenue during 2016 was affected by channel disruptions associated with a vendor push to the adoption of cloud-based technologies and our customers’ decision processes around moving to cloud-based solutions. Further, service revenue was hindered by a curtailment of IT spending by customers across all of our service offerings as well as underperformance within the United Kingdom.

As we experience a transition within our EPM and ERP channels from on-premise to hybrid to cloud-based solutions we may experience a disruption in the timing of our customer purchasing habits. This transition may cause fluctuations in our service and software revenue and related margin contributions in the coming periods. Because of this, we believe that periodic fluctuations in the amount of revenue recognized by the Company may have a material impact upon our gross margins.

The increase in billable consultant utilization was driven by the performance of M2 Dynamics in 2016 combined with our proactive management of billable headcount and was further affected by the release of the temporary delays in project starts noted during the second half of 2015 (resulting in a lower utilization rate in 2015). Project start delays represented instances where signed contracts existed, however the initial project kick-offs were delayed. The effect of the project start delays essentially pushed out the timing of revenue recognition into 2016. Billable consultant utilization was 73.5% during the year ended December 31, 2016 compared to 69.5% during the year ended December 31, 2015. Total billable headcount, excluding contractors, was 359 as of December 31, 2016, compared to 394 as of December 31, 2015. Total billable headcount decreased, despite the acquisition of M2 Dynamics, primarily as a result of our reduced presence in the United Kingdom and our overall strategic headcount management activities.

Annualized service revenue per billable consultant, as adjusted for utilization, was $357 thousand during the year ended December 31, 2016, compared to $359 thousand during the year ended December 31, 2015. Periodic fluctuations in our annualized service revenue per billable consultant metric typically reflect changes in the mix of our service offering revenue generated by our current engagements.

During the year ended December 31, 2016, software revenue totaled $10.5 million, or 8.3% of total revenue, compared to software revenue of $10.9 million, or 9.3% of total revenue, in the year ended December 31, 2015. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on an annual period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursable expense revenue decreased to $6.6 million for the year ended December 31, 2016 compared to $7.0 million for the year ended December 31, 2015. The aggregate amount of reimbursable expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

During 2016, we recorded service revenue from 670 customers, of which 140 were new customers, as compared to recording service revenue from 667 customers in 2015, of which 139 were new customers. Total customers served and new customers added during 2015 and 2016 benefited from the acquisitions of substantially all of the assets of Zero2Ten, Branchbird and M2 Dynamics. Specifically, the higher volume and lower cost revenue model of Zero2Ten was a driving force behind the yearly increase in these metrics.

Cost of Revenue.    Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue increased by $3.2 million, or 4.2%, to $80.3 million in 2016, as compared to $77.1 million in 2015.

The primary drivers of the 2016 increase in total cost of revenue, on an absolute dollar basis, were related to an increase in salary- and fringe-related expenses. The increase was the result of an increased average annual billable headcount. The 2015 year-end billable headcount balance included the 39 billable heads that were part of the late December 2015 M2 Dynamics Acquisition. Billable headcount was reduced in the second half of 2016 primarily related to the closure of an office in the United Kingdom and routine proactive headcount management decisions. The increase in salary-related expense was partially offset by a reduction in reliance on external contractors. The Company had 27 active contractors at December 31, 2016 compared to 48 active contractors at December 31, 2015.

We have in the past (and will continue to do so in the future) utilized contractors as a means to support project delivery needs during periods of growth or for highly specialized skill sets. We continually analyze the skill sets of our workforce and the needs of our current and expected future projects. Staffing decisions, and the reliance on external contractors, are made with the focus of maintaining a flexible workforce while ensuring the ability to properly respond to our customers’ needs.

Project and personnel costs represented 53.4% and 55.1% of total revenue during the years ended December 31, 2016 and 2015, respectively. The periodic change, as a percentage of total revenue, was primarily related to the improvement in billable consultant utilization rate and growth in service revenue.

Software costs amounted to $6.2 million during the year ended December 31, 2016 compared to $5.8 million during the year ended December 31, 2015. The increase in the 2016 software costs was primarily driven by the full year impact of the Zero2Ten Acquisition (and its sales of Microsoft Dynamics CRM) combined with the timing of our Dynamics AX software resale arrangements (which we have historically highlighted as being volatile). Software costs are expected to fluctuate depending on our customers’ demand for software.

Reimbursable expenses decreased in 2016, to $6.6 million, as compared to $7.0 million in 2015. The aggregate amount of reimbursable expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Gross Profit.    Gross profit in 2016 increased by $6.6 million, or 16.7%, to $46.2 million, as compared to $39.6 million in 2015. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin), increased to 36.5%, as compared to 33.9% in 2015.

The comparative year-over-year increase in total gross margin was primarily attributable to the contributions of the M2 Dynamics and Zero2Ten Acquisitions as well as the increase in billable consultant utilization. The increased billable consultant utilization rate (and corresponding service revenue growth) were partially offset by the increased salary and salary-related expense (driven by the average billable headcount, as noted above).

Service revenue gross margin of 38.3% in the year ended December 31, 2016 increased from service revenue gross margin of 35.0% in 2015. This increase was similarly a factor of the increased billable consultant utilization and corresponding service revenue growth.

We anticipate that software revenue will continue to be a meaningful part of our revenue in future periods. Additionally, our future gross margins may continue to be influenced by the recognition of our software revenue.

Selling, General and Administrative (“SG&A”) Expense.    SG&A expense in 2016 increased to $37.7 million compared with SG&A expense of $34.6 million in 2015. SG&A expense, as a percentage of total revenue, was 29.8% and 29.6% in 2016 and 2015, respectively.

The increase in SG&A expense during the year ended December 31, 2016 was primarily the result of increased salary and salary-related expenses associated with the full year expenses associated with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions (which closed during 2015).

Direct Acquisition Costs.    The Company incurred $430 thousand of direct acquisition costs related to the acquisition of M2 Dynamics in the year ended December 31, 2016. The Company incurred $1.8 million of direct acquisition costs related to the acquisitions of Zero2Ten, Branchbird and M2 Dynamics in the year ended December 31, 2015. During the first quarter of 2015, the Company incurred approximately $613 thousand of direct acquisition costs associated with the March 13, 2015 Zero2Ten Acquisition. During the third quarter of 2015, the Company incurred approximately $340 thousand of direct acquisition costs associated with the August 17, 2015 Branchbird Acquisition. During the fourth quarter of 2015, the Company incurred approximately $801 thousand of direct acquisition costs associated with the December 21, 2015 M2 Dynamics Acquisition. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions.

Change in Fair Value of Contingent Earnout Consideration.    The Company continually examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the year ended December 31, 2016, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of delays in the timing of forecasted revenue) which resulted in the reversal of $725 thousand. During the three-month period ended June 30, 2016, the Company recorded a reversal of $798 thousand related to the Branchbird contingent earnout as well as a reversal of $130 thousand related to the Zero2Ten contingent earnout. During the three-month period ended December 31, 2016, the Company similarly recorded reversals of $238 thousand and $221 thousand related to Zero2Ten and Branchbird, respectively, and recorded an increase of $662 thousand related to M2 Dynamics. No such adjustments were recorded during the year ended December 31, 2015.

Consent Solicitation Expense.    During the year ended December 31, 2016, we incurred $187 thousand of legal and advisory expenses in connection with defense against consent solicitations. During the year ended December 31, 2015, we incurred $495 thousand of legal and advisory expenses in connection with defense against a consent solicitation.

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

Depreciation and Amortization Expense.    Depreciation and amortization expense increased by $2.5 million, or 165.0%, to $4.0 million in 2016, as compared to $1.5 million in 2015. Amortization expense increased to $3.4 million in 2016, as compared to $899 thousand in 2015. The increase in amortization expense during 2016 was the result of amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Operating Income.    The Company’s 2016 operating income increased by $3.0 million, to $4.5 million, compared to $1.5 million in 2015. The 2016 increase in operating income was primarily attributable to the increase in total revenue (driven by the contribution of the Zero2Ten and M2 Dynamics Acquisitions), and was partially offset by the increase in salary and salary-related expenses (which are primarily the result of the Zero2Ten, Branchbird and M2 Dynamics Acquisitions). The improvement in operating income during the year ended December 31, 2016 was further benefited by the direct acquisition costs recognized in 2015.

Other Expense, Net.    Other expense, net totaled $2.3 million during 2016 compared to $2.0 million in 2015. Other expense, net, primarily represents accretion of the contingent earnout obligations related to the Zero2Ten, Branchird and M2 Dynamics Acquisitions. To a lesser extent, other expense, net, also includes the net impact of foreign currency exchange (gains)/losses recognized by the Company.

Income Tax Provision.    We recorded income tax provisions of $5.0 million and $3.5 million during the years ended December 31, 2016 and 2015, respectively. Our 2016 and 2015 periodic income tax provision amounts were derived based upon federal and state income taxes (at statutory rates), foreign income taxes, changes in deferred tax assets and liabilities (and their related valuation allowance), uncertain tax positions and interest and penalties.

The Company’s effective income tax rates were 229.1% and 664.6% for the years ended December 31, 2016 and 2015, respectively. Our 2016 effective income tax rate includes non-cash charges associated with a $3.7 million increase to the valuation allowance applied against the carrying value of our deferred tax attributes. Our 2015 effective income tax rate includes non-cash charges associated with the impairment of a certain state net operating loss carryforward and a $3.0 million increase to the valuation allowance applied against the carrying value of our deferred tax attributes.

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

During the fourth quarter of 2016, in connection with our periodic review of the carrying value of our net deferred tax assets, we recorded a non-cash charge of $3.7 million in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to this adjustment, the recorded valuation allowance against the total gross carrying value of our net deferred tax assets totaled $8.2 million.

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

Net Loss.    Net loss in 2016 totaled $(2.8) million as compared to net loss of $(4.1) million in 2015. The net loss in both periods presented was driven by the increases to the valuation allowance associated with the deferred tax assets. The decrease in net loss during the year ended December 31, 2016 was primarily related to the contributions of the 2015 acquisitions as well as the absence of the direct acquisition related costs which were recognized in the year ended December 31, 2015.

Operating Segments.    Total revenue within our EPM operating segment increased $10.8 million, or 20.0%, to $64.7 million in the year ended December 31, 2016 compared to $53.9 million in the year ended December 31, 2015. The increase in EPM total revenue was driven by the contributions of the M2 Dynamics Acquisition as well as the Branchbird Acquisition. Total revenue within our ERP operating segment decreased by $(1.5) million, or (3.2)%, to $45.7 million in the year ended December 31, 2016 compared to $47.2 million in the year ended December 31, 2015. The decrease in ERP revenue was driven by the channel disruption which occurred as our customers evaluated cloud based solutions. Total revenue within our Classic Consulting segment increased $0.5 million, or 3.3%, to $16.1 million in the year ended December 31, 2016 compared to $15.6 million in the year ended December 31, 2015.

Operating income within our EPM operating segment increased $1.6 million, or 22.2%, to $8.8 million in the year ended December 31, 2016 compared to $7.2 million in the year ended December 31, 2015. The increase in operating income was driven by the increase in total revenue (which was driven by the M2 Dynamics Acquisition and Branchbird Acquisition). Operating income within our ERP operating segment decreased by $0.6 million, or 11.8%, to $4.3 million in the year ended December 31, 2016 compared to $4.9 million in the year ended December 31, 2015. The decrease in operating income was driven by the decreased total revenue (which was primarily the result of the channel disruption noted above). Operating income within our Classic Consulting operating segment increased by $0.9 million, or 76.5%, to $2.0 million in the year ended December 31, 2016 compared to $1.1 million in the year ended December 31, 2015. The increase in operating income was driven by the improvement in billable consultant utilization.

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

Total revenue in 2015 increased through the combination of our service revenue and software revenue growth. While our software revenue is volatile and subject to the timing of customer purchasing cycles, the increase in 2015 software revenue was largely attributable to the Microsoft Dynamics CRM cloud related revenue contributed by the strong performance of Zero2Ten after the acquisition date in March of 2015.

During the year ended December 31, 2015, software revenue totaled $10.9 million, or 9.3% of total revenue, compared to software revenue of $8.1 million, or 7.2% of total revenue, in the year ended December 31, 2014. Our software revenue was primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue fluctuates on an annual period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursable expense revenue decreased to $7.0 million for the year ended December 31, 2015 compared to $8.3 million for the year ended December 31, 2014. The aggregate amount of reimbursable expenses fluctuates from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

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

Project and personnel costs represented 55.1% and 52.2% of total revenue during the years ended December 31, 2015 and 2014, respectively. The periodic change, as a percentage of total revenue, was primarily related to the increase in comparative compensation-related expenses (salaries and fringe-related expenses) associated with the growth in the billable consultant base. The increase in salary and fringe expense was partially offset by the decrease in billable consultant bonus based on service revenue performance.

Software costs amounted to $5.8 million during the year ended December 31, 2015 compared to $4.4 million during the year ended December 31, 2014. The increase in the 2015 software costs was primarily driven by the sale of Microsoft Dynamics CRM (via the performance of the Zero2Ten business) combined with the timing of our Dynamics AX software resale arrangements (which we have historically highlighted as being volatile). Software costs fluctuate depending on our customers’ demand for software.

Reimbursable expenses decreased in 2015, to $7.0 million, as compared to $8.3 million in 2014. The aggregate amount of reimbursable expenses fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Gross Profit.    Gross profit in 2015 decreased by $(1.8) million, or (4.3)%, to $39.6 million, as compared to $41.4 million in 2014. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin), decreased to 33.9%, as compared to 36.6% in 2014.

The comparative year-over-year decrease in total gross margin was primarily attributable to the decrease in billable consultant utilization. The combination of increased salary and salary-related expense (driven by the acquisitions) combined with the decreased billable consultant utilization (driven by the project start delays in 2015) negatively impacted gross margin, despite the growth in total revenue.

Service revenue gross margin of 35.0% in the year ended December 31, 2015 decreased from service revenue gross margin of 39.0% in 2014. This decrease resulted in part from the decreased billable consultant utilization.

Selling, General and Administrative (“SG&A”) Expense.    SG&A expense in 2015 increased to $34.6 million compared with SG&A expense of $34.1 million in 2014. SG&A expense, as a percentage of total revenue, was 29.6% and 30.2% in 2015 and 2014, respectively.

The increase in SG&A expense during the year ended December 31, 2015 was primarily the result of increased salary and salary-related expenses associated with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions closed during 2015.

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

Consent Solicitation Expense.    During the fourth quarter 2015, we incurred $495 thousand of legal and advisory expenses in connection with its defense against a consent solicitation. No such expenses were incurred in the year ended December 31, 2014.

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

Fullscope Embezzlement Loss Recovery.     During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope Acquisition. Approximately $1.5 million of the settlement proceeds were recorded as a “loss recovery” gain and are included, as a reduction in operating expenses, within the Fullscope embezzlement costs (loss recovery) on our condensed consolidated statement of comprehensive income (loss) during the quarter ended June 30, 2014. During the quarter ended June 30, 2015, the remaining escrow balance was released and the Company simultaneously concluded that a reserve was no longer necessary and therefore reversed $250 thousand that had been previously reserved for potential sales and use tax penalties and interest from subsequent state inquiry or audit.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased by $589 thousand, or 63.5%, to $1.5 million, as compared to $928 thousand in 2014. Amortization expense increased to $899 thousand in 2015, as compared to $302 thousand in 2014. The increase in amortization expense during 2015 was the result of amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

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

Income Tax Provision (Benefit).    We recorded income tax provisions of $3.5 million and $3.2 million during the years ended December 31, 2015 and 2014, respectively. Our 2015 and 2014 periodic income tax provision amounts were derived based upon federal and state income taxes (at statutory rates), foreign income taxes, changes in deferred tax assets and liabilities (and their related valuation allowance), uncertain tax positions and interest and penalties.

The Company’s effective income tax rates were 664.6% and 43.9% for the years ended December 31, 2015 and 2014, respectively. Our 2015 effective income tax rate includes non-cash charges associated with the impairment of a certain state net operating loss carryforward and a $3.0 million increase to the valuation allowance applied against the carrying value of our deferred tax attributes. Our 2014 effective income tax rate includes a reduction of income tax expense associated with the reversal of uncertain tax positions (and related interest and penalties) and an increase in deferred tax expense associated with the revaluation of the carrying value of our deferred tax attributes in connection with a realignment of our tax structure.

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

Net (Loss) Income.    Net loss in 2015 totaled $(4.1) million as compared to net income of $4.1 million in 2014. The change in net income during the comparative fiscal periods was primarily related to the $3.6 million in non-cash charges associated with the Company’s deferred tax assets and associated valuation allowance, the decline in billable consultant utilization (do to the project start delays in 2015), the direct acquisition costs associated with the acquisitions we completed during 2015, legal and advisory fees associated with the consent solicitation contest and the absence of the prior year recovery of $1.5 million in previously recorded Fullscope embezzlement-related expenses.

Operating Segments.    Total revenue within our EPM operating segment decreased $(3.6) million, or (6.3)%, to $53.9 million in the year ended December 31, 2015 compared to $57.5 million in the year ended December 31, 2014. The decrease in EPM total revenue was driven by the project start delays experienced in the second half of the year ended December 31, 2015. Total revenue within our ERP operating segment increased by $5.3 million, or 12.6%, to $47.2 million in the year ended December 31, 2015 compared to $41.9 million in the year ended December 31, 2014. The increase in ERP revenue was driven by Zero2Ten Acquisition, which was completed in the first quarter of 2015. Total revenue within our Classic Consulting segment increased $2.0 million, or 15.0%, to $15.6 million in the year ended December 31, 2015 compared to $13.6 million in the year ended December 31, 2014.

Operating income within our EPM operating segment decreased $(3.4) million, or (32.2)%, to $7.2 million in the year ended December 31, 2015 compared to $10.6 million in the year ended December 31, 2014. The decrease in operating income was driven by the reduced total revenue due to project start delays (as noted above). Operating income within our ERP operating segment decreased by $(1.6) million, or (24.5)%, to $4.9 million in the year ended December 31, 2015 compared to $6.4 million in the year ended December 31, 2014. The decrease in operating income was driven by the 2014 recovery of $1.5 million of previously expensed embezzlement related costs. Operating income within our Classic Consulting operating segment increased by $0.5 million, or 82.2%, to $1.1 million in the year ended December 31, 2015 compared to $0.6 million in the year ended December 31, 2015. The increase in operating income was driven by the increased total revenue noted above.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2016	2015	2014
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$6,714	$3,261	$5,768
Investing activities	(470)	(24,467)	(260)
Financing activities	1,470	6,451	976
Effects of exchange rates	(2)	(32)	(37)

Total cash provided by (used in):	$7,712	$(14,787)	$6,447

As of December 31, 2016, we had cash and cash equivalents of $19.7 million, a $7.7 million increase from the December 31, 2015 balance of $12.0 million. The primary drivers of the increase in cash during 2016 were the collection of accounts receivable. Significant cash payments included the first earnout payment related to Zero2Ten, our annual insurance policy renewals and the bonus and commission payments related to the Company’s 2015 performance-based incentive programs. There was no change in the outstanding principal balance of our line of credit during 2016 (the outstanding balance remains at $5.0 million). Additionally, the earnout agreements entered into in connection with the acquisitions of Zero2Ten, Branchbird and M2 Dynamics may require significant cash payments upon the completion of the earnout periods during 2017.

Working capital, which is defined as current assets less current liabilities, increased $7.7 million, to $22.5 million, as of December 31, 2016, as compared to $14.9 million as of December 31, 2015.

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

Cash flow from operating activities is driven by collections of fees for our consulting services and reselling of software products. Cash used in operations predominantly relates to employee compensation, payments to third-party software providers, rent expense and professional fees.

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

Net cash provided by operating activities was $6.7 million in 2016, as compared to net cash provided by operating activities of $3.3 million in 2015 and net cash provided by operating activities of $5.8 million in 2014. The primary components of operating cash flows during 2016 were associated with the contribution of total revenue growth combined with the impact of non-cash charges of $11.3 million (primarily the change in deferred tax assets, depreciation and amortization, accretion of contingent earnout, and amortization of stock-based compensation). The primary components of operating cash flows during 2015 were associated with the contribution of total revenue growth combined with the impact of non-cash charges of $7.9 million (primarily reversal of deferred tax assets, accretion of contingent earnout, depreciation and amortization and amortization of stock-based compensation). The primary components of operating cash flows during 2014 were associated with improved operating performance and receipt of the $1.9 million settlement of the Fullscope acquisition-related escrow, partially offset by the payment of bonus and commissions under our performance-based bonus programs. Additionally, cash flow from operations was influenced by non-cash charges of $5.3 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and changes in lease abandonment assumptions).

For the year ended December 31, 2016, net cash used in investing activities was $(470) thousand compared to net cash used in investing activities of $(24.5) million in 2015 and $(260) thousand in 2014. Cash used in investing activities in the year ended December 31, 2016 consisted of purchases of property and equipment as well as the M2 Dynamics Acquisition. Cash used in investing activities in the year ended December 31, 2015 consisted of the Zero2Ten Acquisition, the Branchbird Acquisition and the M2 Dynamics Acquisition and, to a lesser extent, the purchases of property and equipment. The 2014 uses of cash were driven by the purchase of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $1.5 million in 2016, $6.5 million in 2015 and $976 thousand in 2014. Net cash provided by financing activities in 2016 was driven by the proceeds received in connection with proceeds from employee stock plans and stock option exercise, partially offset by the payment of contingent earnout consideration related to the Zero2Ten Acquisition. The 2015 activity was driven by the drawdown of funds on the existing credit agreement of $5.0 million. The 2014 activities were driven by the repurchase of common stock in the amount of $(967), returning excess cash balances that were not being invested in organic operations or strategic acquisitions to stockholders, and offset by proceeds received from our employees related to our Employee Stock Purchase Plan and the exercise of employee stock options.

As a result of the above, our combined cash, cash equivalents, and marketable securities increased (decreased) by $7.7 million, $(14.8) million, and $6.4 million in 2016, 2015, and 2014, respectively. The aggregate of our cash, cash equivalents and marketable securities was $19.7 million, $12.0 million, and $26.8 million as of December 31, 2016, 2015, and 2014, respectively.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company has drawn down $5.0 million of this balance as of December 31, 2016.

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

We lease office space under noncancellable operating lease arrangements through 2020. Lease payments were approximately $1.8 million, $2.1 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Contingent earnout agreements	$8,089	$8,089	$-	$-	$-
Line of credit	$5,000	$-	$5,000	$-	$-
Operating leases	$1,620	$835	$785	$-	$-

Total	$14,709	$8,924	$5,785	$-	$-

Recently Issued Accounting Pronouncements

Refer to “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” included elsewhere herein for a discussion of recent accounting changes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments is held for trading purposes. We did not purchase derivative financial instruments in 2016 or 2015. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the Company’s financial condition, results of operations or cash flows.

For the last three years, the impact of inflation and changing prices has not been material on revenues or income from continuing operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Technology, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Edgewater Technology Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 15, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Edgewater Technology, Inc.

Wakefield, Massachusetts

We have audited Edgewater Technology, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Edgewater Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Edgewater Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Edgewater Technology, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 15, 2017

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,693	$11,981
Accounts receivable, net of allowance of $150	25,661	27,753
Prepaid expenses and other current assets	1,208	704

Total current assets	46,562	40,438

Property and equipment, net	623	824
Intangible assets, net	8,378	11,990
Goodwill	29,983	29,910
Deferred tax assets, net	19,031	24,032
Other assets	228	230

Total assets	$104,805	$107,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$634	$586
Accrued liabilities	13,497	15,486
Short-term portion of contingent earnout consideration	8,089	7,072
Deferred revenue	1,811	2,428

Total current liabilities	24,031	25,572
Revolving credit facility	5,000	5,000
Long-term portion of contingent earnout consideration	-	3,468

Total liabilities	29,031	34,040

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 12,878 and 11,862 shares outstanding as of December 31, 2016 and 2015, respectively	297	297
Paid-in capital	207,445	210,324
Treasury stock, at cost, 16,858 and 17,874 shares at December 31, 2016 and 2015, respectively	(108,335)	(116,464)
Accumulated other comprehensive loss	(580)	(554)
Accumulated deficit	(23,053)	(20,219)

Total stockholders’ equity	75,774	73,384

Total liabilities and stockholders’ equity	$104,805	$107,424

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Service revenue	$109,459	$98,827	$96,604
Software revenue	10,476	10,859	8,118
Reimbursable expenses	6,587	7,018	8,267

Total revenue	126,522	116,704	112,989

Cost of revenue:
Project and personnel costs	67,580	64,258	58,912
Software costs	6,173	5,838	4,444
Reimbursable expenses	6,587	7,018	8,267

Total cost of revenue	80,340	77,114	71,623

Gross profit	46,182	39,590	41,366

Operating expenses:
Selling, general and administrative	37,747	34,592	34,145
Change in fair value of contingent earnout consideration	(725)	-	-
Direct acquisition costs	430	1,754	-
Consent solicitation expenses	187	495	-
Lease abandonment charge	-	-	400
Fullscope embezzlement loss recovery	-	(250)	(1,529)
Depreciation and amortization	4,020	1,517	928

Total operating expenses	41,659	38,108	33,944

Operating income	4,523	1,482	7,422

Other expense, net	2,327	2,013	181

Income (loss) before income taxes	2,196	(531)	7,241
Tax provision	5,030	3,529	3,177

Net (loss) income	$(2,834)	$(4,060)	$4,064

Comprehensive (loss) income:
Currency translation adjustment	(26)	(334)	(66)

Total comprehensive (loss) income	$(2,860)	$(4,394)	$3,998

Income (loss) per share:
Basic net (loss) income per share of common stock	$(0.23)	$(0.35)	$0.37

Diluted net (loss) income per share of common stock	$(0.23)	$(0.35)	$0.31

Shares used in computing basic net (loss) income per share of common stock	12,150	11,505	11,131

Shares used in computing diluted net (loss) income per share of common stock	12,150	11,505	13,090

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2014	29,736	$297	$211,852	(18,687)	$(123,186)	$(154)	$(20,223)	$68,586
Issuance of common stock related to employee stock plans	-	-	(2,375)	534	4,275	-	-	1,900
Repurchases of common stock	-	-	-	(143)	(967)	-	-	(967)
Share-based compensation expense	-	-	1,512	-	-	-	-	1,512
Currency translation adjustment	-	-	-	-	-	(66)	-	(66)
Net income	-	-	-	-	-	-	4,064	4,064

BALANCE, December 31, 2014	29,736	297	210,989	(18,296)	(119,878)	(220)	(16,159)	75,029
Issuance of common stock related to employee stock plans	-	-	(2,258)	468	3,746	-	-	1,488
Repurchases of common stock	-	-	-	(46)	(332)	-	-	(332)
Share-based compensation expense	-	-	1,593	-	-	-	-	1,593
Currency translation adjustment	-	-	-	-	-	(334)	-	(334)
Net loss							(4,060)	(4,060)

BALANCE, December 31, 2015	29,736	297	210,324	(17,874)	(116,464)	(554)	(20,219)	73,384
Issuance of common stock related to employee stock plans	-	-	(4,165)	1,016	8,129	-	-	3,964
Share-based compensation expense	-	-	1,286	-	-	-	-	1,286
Currency translation adjustment	-	-	-	-	-	(26)	-	(26)
Net loss							(2,834)	(2,834)

BALANCE, December 31, 2016	29,736	$297	$207,445	(16,858)	$(108,335)	$(580)	$(23,053)	$75,774

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,834)	$(4,060)	$4,064
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,202	1,708	1,142
Provision for doubtful accounts	104	67	-
Deferred income taxes	5,001	3,137	3,102
Share-based compensation	1,286	1,593	1,512
Excess tax benefits from stock options	(732)	(295)	(43)
Lease abandonment	-	-	(400)
(Gain) loss on disposal of fixed assets	(13)	(10)	-
Accretion of contingent earnout consideration	2,182	1,710	-
Change in fair value of contingent earnout consideration	(725)	-	-
Changes in operating accounts, net of acquisitions:
Accounts receivable	1,960	1,548	(4,839)
Prepaid expenses and other current assets	(504)	(286)	(119)
Other assets	3	(8)	44
Accounts payable	48	100	(364)
Accrued liabilities	(2,647)	(1,697)	1,867
Deferred revenue	(617)	(246)	(198)

Net cash provided by operating activities	6,714	3,261	5,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire Zero2Ten	-	(4,643)	-
Net cash used to acquire Branchbird	-	(2,755)	-
Net cash used to acquire M2 Dynamics	(93)	(16,736)	-
Capitalization of product development costs	-	-	(40)
Purchases of property and equipment	(377)	(333)	(220)

Net cash used in investing activities	(470)	(24,467)	(260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plans and stock option exercises	3,964	1,488	1,900
Payment of contingent earnout consideration	(3,226)	-	-
Borrowings under revolving credit facility	-	5,000	-
Excess tax benefits from stock options	732	295	43
Purchases of treasury stock	-	(332)	(967)

Net cash provided by financing activities	1,470	6,451	976

Effects of exchange rates on cash	(2)	(32)	(37)
Net increase (decrease) in cash and cash equivalents	7,712	(14,787)	6,447
CASH AND CASH EQUIVALENTS, beginning of period	11,981	26,768	20,321

CASH AND CASH EQUIVALENTS, end of period	$19,693	$11,981	$26,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$102	$18	$16

Cash paid for income taxes	$220	$208	$606

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock awards	$-	$728	$678

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

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

The Company delivers product based consulting in both the Enterprise Performance Management (“EPM”) and Enterprise Resource Planning (“ERP”) areas both on premise and in the cloud. Within the EPM offering, our Oracle channel, Edgewater Ranzal provides Business Analytics solutions leveraging Oracle EPM, BI and Big Data technologies. Within the ERP offering, our Microsoft channel, Edgewater Fullscope delivers Dynamics AX ERP, Business Intelligence and CRM solutions primarily in the manufacturing space.

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

Product Development Costs –

The Company periodically develops software modules to be used within the Microsoft Dynamics AX environment. Capitalization of qualified software development costs begins upon the establishment of technological feasibility. Amortization of capitalized software development costs, which is recorded as a component of cost of revenue, is provided on a product-by-product basis, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. At each balance sheet date, the Company evaluates the unamortized capitalized software development costs for potential impairment by comparing the net unamortized balance to the net realizable value of the products. No software development costs were capitalized during the years ended December 31, 2016 or 2015. Amortization expense of $188 thousand, $191 thousand and $214 thousand has been recorded (within software costs on the consolidated statements of comprehensive income (loss)) during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill and Intangible Assets –

Goodwill has an indefinite useful life and is not amortized but is evaluated for impairment annually (the “Annual Impairment Test”) or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist primarily of non-compete arrangements, customer relationships and trade names and trademarks. Intangible assets that have finite lives are amortized using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from three to six years and is further described in Note 7.

The Company engages in business activities in three operating segments, which also represent reporting units. The Company determined that it has three operating segments (Enterprise Performance Management (“EPM”), Enterprise Resource Planning (“ERP”) and Classic Consulting). The Company has further determined that these operating segments constitute three reporting units. The Company has three reporting units (which also constitute our operating segments) for purposes of its allocation of goodwill and performance of its impairment evaluation.

Goodwill is tested for impairment annually at the reporting unit level utilizing the “fair value” methodology. The annual measurement date is December 2. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

◾	Significant under-performance relative to historical or projected future operating results;
◾	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;
◾	Significant negative industry or economic trends;
◾	Significant decline in its stock price for a sustained period; and
◾	Its market capitalization relative to net book value.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Goodwill is evaluated for impairment using a two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing the Guideline Company Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The 2016 analysis confirmed that fair values exceeded carrying values, and therefore no impairment existed, and accordingly, a second step analysis was not deemed necessary.

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

Estimates of total project costs are continually monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed our original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No material losses were recognized on contracts during the years ended December 31, 2016, 2015 or 2014.

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

Prior to the second quarter of 2013, we recorded substantially all of our software resale revenue on a gross basis (reporting the revenue and cost from the transaction in our consolidated statement of comprehensive income (loss)). However, beginning in the second quarter of 2013, due to changes in the nature of the terms of certain of our Microsoft Dynamics AX software resale arrangements, we began to recognize a portion of our software resale revenue on a net basis (reporting only the net profit from the transaction as revenue in our consolidated statement of comprehensive income (loss)). It is expected that the mix of software revenue we report on a gross verses net basis will continue to fluctuate in future periods.

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

Consent Solicitation Expense –

During the years ended December 31, 2016 and 2015, the Company incurred $187 thousand and $495 thousand, respectively, of legal and advisory expenses in connection with its defense against consent solicitations. No such expenses were incurred in the year ended December 31, 2014.

Other Expense, Net –

The following table represents the components of other expense, net:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Interest expense, net	$100	$18	$15
Accretion of contingent earnout consideration	$2,182	$1,710	$-
Loss on foreign exchange transactions	$45	$285	$166

Other expense, net	$2,327	$2,013	$181

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Earnings Per Share –

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income per share is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands, Except Per Share Data)
Basic net (loss) income per share:
Net (loss) income applicable to common shares	$(2,834)	$(4,060)	$4,064

Weighted average common shares outstanding	12,150	11,505	11,131

Basic net (loss) income per share of common stock	$(0.23)	$(0.35)	$0.37

Diluted net (loss) income per share:
Net (loss) income applicable to common shares	$(2,834)	$(4,060)	$4,064

Weighted average common shares outstanding	12,150	11,505	11,131
Dilutive effects of stock options and restricted stock awards	-	-	1,959

Weighted average common shares, assuming dilutive effect of stock options	12,150	11,505	13,090

Diluted net (loss) income per share of common stock	$(0.23)	$(0.35)	$0.31

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 63 thousand and 47 thousand in the years ended December 31, 2015 and 2014,

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

respectively. No such shares were excluded in the year ended December 31, 2016. As of December 31, 2016 and 2015, there were approximately 2.9 million and 3.9 million share-based awards outstanding under the Company’s equity plans, respectively. The Company excluded 2.0 million and 1.9 million shares from the dilutive calculations during the years ended December 31, 2016 and 2015, respectively, as a result of the net loss position.

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

The Company has historically incurred minimal credit losses. No customer balances were in excess of 10% of the Company’s total receivables balance as of December 31, 2016 or 2015.

For the years ended December 31, 2016, 2015 and 2014, no customer represented 10% or more of the Company’s total revenue or total service revenue. For the years ended December 31, 2016, 2015 and 2014, our five largest customers represented 15.2%, 11.8% and 17.8% of our service revenue in the aggregate, respectively.

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

The assumptions used in computing the fair value of share-based awards reflect management’s best estimates but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control. As a result, if other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2016, 2015, and 2014 could have been materially different. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially impacted in the future.

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

Recent Accounting Pronouncements –

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), (the “New Revenue Standard”) requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The New Revenue Standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective method upon adoption. Adoption of the New Revenue Standard is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018. The Company currently expects to adopt the standard on January 1, 2018 using the modified retrospective method and will apply the guidance only to the most current period presented in the financial statements and only on contracts that are not completed as of the date of initial application. The cumulative effect of initially applying the standard will be recognized as an adjustment to the opening balance of retained earnings within stockholders’ equity. The Company has begun to evaluate the effect that ASU No. 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures. In particular, we are currently evaluating the potential impact of the new standard as it relates to distinguishing performance obligations, client acceptance and cancellation provisions, variable consideration, principal vs. agent consideration, warranties and post-contract support services among others. Due to the complexity of the new standard and the nature of our contracts, the actual revenue recognition treatment required under the new standard may vary and will be dependent on contract-specific terms. The Company expects to complete its assessment of the impact of adoption during 2017.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by these updates. The Company adopted these updates retrospectively on January 1, 2016. The adoption of ASU No. 2015-03 and ASU No. 2015-15 did not have an impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after the acquisition date. The Company adopted this update prospectively on January 1, 2016. The adoption of ASU No. 2015-16 did not have a material impact on the Company’s consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is to become effective for the Company on January 1, 2019, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancellable operating leases are disclosed in Note 13, Commitments and Contingencies.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update address, among other things, the recognition of excess tax benefits and deficiencies associated with share-based payments, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance in this update may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update and is effective on January 1, 2017, with earlier application permitted. The Company does not expect the adoption of ASU No. 2016-19 to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test which compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 does not make any changes to the impairment indicators or aspects of the qualitative assessment. This update is to become effective for the Company on January 1, 2020 and requires using a prospective approach. Early adoption is permitted beginning with interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt ASU 2017-04 early and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

3.     BUSINESS COMBINATIONS:

M2 Dynamics Inc. (“M2 Dynamics”):    On December 21, 2015, the Company acquired substantially all of the assets and certain liabilities of M2 Dynamics Inc., pursuant to the terms of an Asset Purchase Agreement (the “M2 Dynamics Acquisition”). Headquartered in Irvine, California, M2 Dynamics is an Oracle Platinum Partner providing Oracle Enterprise Performance Management (“EPM”) and Business Intelligence (“BI”) solutions and services, primarily to the West Coast and southern regions of the United States. M2 Dynamics has joined the Company’s Edgewater Ranzal business in providing clients with information technology consultancy services specializing in Business Analytics and encompassing EPM, BI and Big Data solutions.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	BUSINESS COMBINATIONS (Continued):

During the quarter ended March 31, 2016, the Company increased total purchase price consideration of the M2 Dynamics Acquisition, resulting in an increase to the carrying value of goodwill, by $93 thousand. The increase is attributable to the final true-up of excess net working capital delivered by M2 Dynamics at the closing of the transaction.

An earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to M2 Dynamics will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of M2 Dynamics owners) over a one-year earnout period, concluding on December 21, 2016. The maximum amount of contingent earnout consideration that can be earned by M2 Dynamics is capped at $6.6 million. The Company continually examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended December 31, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of better than forecasted financial performance). This change in estimate resulted in an expense of $662 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). As of December 31, 2016, the Company had recorded an accrual of $4.5 million related to M2 Dynamics contingent earnout consideration.

In addition to the above payments, the Company incurred approximately $430 thousand and $801 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the consolidated statement of comprehensive income (loss)) in the years ended December 31, 2016 and 2015, respectively.

In connection with the M2 Dynamics Acquisition, the Company made certain preliminary estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill.

The Company performed a fair value allocation of the purchase price among assets, liabilities and identified intangible assets. The final allocation of the purchase price was as follows:

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	BUSINESS COMBINATIONS (Continued):

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

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Branchbird owners) over two consecutive one-year earnout periods, concluding on August 16, 2017. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million. The Company continually examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended December 31, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $221 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). During the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). As of December 31, 2016, the Company had recorded an accrual of $757 thousand related to Branchbird contingent earnout consideration.

In connection with the Branchbird Acquisition, the Company made certain estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	BUSINESS COMBINATIONS (Continued):

The Company performed a fair value allocation of the purchase price among assets, liabilities and identified intangible assets. The final allocation of the purchase price was as follows:

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

The Company determined the total allocable purchase price consideration to be $9.0 million. The initial cash consideration paid at closing was $4.5 million. The cash paid at closing consisted of the $5.0 million purchase price less $457 thousand attributable to a net working capital adjustment. The initial consideration paid by the Company was increased by $4.4 million, representing its initial estimate of the fair value estimate of additional contingent earnout consideration that may be earned by Zero2Ten, which is described in more detail below. In addition to the above payments, the Company incurred approximately $613 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the consolidated statement of comprehensive income (loss)) during the year ended December 31, 2015.

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

The Company continually examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month periods ended December 31, 2016 and June 30, 2016, we reversed $238 thousand and $130 thousand, respectively, of accrued contingent earnout consideration (reported as a part of change in fair value of contingent earnout consideration in our condensed consolidated statements of comprehensive income) associated with the

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	BUSINESS COMBINATIONS (Continued):

completion of the first earnout period and the projected completion of the second earnout period, as it was determined that current forecasts are slightly below those originally utilized in determining the fair value of the contingent earnout consideration.

The Company, as of December 31, 2016, had accrued $2.9 million in potential future contingent earnout consideration payable to Zero2Ten in connection with the second twelve-month earnout period. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten during the remaining earnout period is capped at $4.3 million.

In connection with the Zero2Ten Acquisition, the Company made certain estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration, identified intangibles and goodwill.

The Company performed a fair value allocation of the purchase price among assets, liabilities and identified intangible assets. The final allocation of the purchase price was as follows:

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

4.     FAIR VALUE MEASUREMENTS:

The following valuation hierarchy is used for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

◾	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
◾	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
◾	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2016 and 2015, the Company’s only financial assets and liabilities required to be measured on a recurring basis were its contingent earnout obligations.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued):

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at December 31, 2015:
Financial liabilities:
Contingent earnout consideration	$8,089	$-	$-	$8,089

Total financial liabilities	$8,089	$-	$-	$8,089

Balance at December 31, 2015:
Financial liabilities:
Contingent earnout consideration	$10,540	$-	$-	$10,540

Total financial liabilities	$10,540	$-	$-	$10,540

No financial instruments were transferred into or out of Level 3 classification during the year ended December 31, 2016.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued):

A reconciliation of the beginning and ending Level 3 net liabilities for the years ended December 31, 2016 and 2015 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at January 1, 2015	$-
Initial estimate of fair value related to Zero2Ten contingent earnout consideration	4,367
Initial estimate of fair value related to Branchbird contingent earnout consideration	1,428
Initial estimate of fair value related to M2 Dynamics contingent earnout consideration	3,035
Accretion of contingent earnout consideration (included within other expense, net)	1,710

Balance at December 31, 2015	10,540
Payment of contingent earnout consideration	(3,906)
Adjustment to estimated fair value of contingent earnout consideration (included within Selling, general and administrative expense)	(725)
Accretion of contingent earnout consideration (included within other expense, net)	2,182

Ending balance at December 31, 2016	$8,089

As of December 31, 2016 and December 31, 2015, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments. Borrowings under the Company’s revolving credit facility approximate fair value due to their market rate of interest.

5.     ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $2.7 million and $4.8 million at December 31, 2016 and 2015, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any probable losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance at beginning of year	$150	$150	$150
Provisions for doubtful accounts	104	67	—
Charge-offs, net of recoveries	(104)	(67)	—

Balance at end of year	$150	$150	$150

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2016	2015
	(In Thousands)
Furniture, fixtures and equipment	$1,000	$1,683
Computer equipment and software	1,411	1,365
Leasehold improvements	3,014	3,024

	5,425	6,072

Less accumulated depreciation and amortization	(4,802)	(5,248)

Total	$623	$824

Depreciation expense related to property and equipment for the years ended December 31, 2016, 2015 and 2014 totaled approximately $590 thousand, $618 thousand and $626 thousand, respectively. The Company disposed of $1.0 million, $238 thousand and $378 thousand of equipment that was no longer in use during 2016, 2015 and 2014, respectively. A gain on disposal of property and equipment of $13 and $10 thousand was recognized in the years ended December 31, 2016 and 2015. No gain or loss on disposal was recognized during the year ended December 31, 2014.

7.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

	Classic Consulting	EPM	ERP	Consolidated
	(In Thousands)
Balance at January 1, 2015	$140	$2,079	$9,830	$12,049
Increase to goodwill related to Zero2Ten, Branchbird, and M2 Dynamics Acquisitions	—	11,651	6,210	17,861

Balance at December 31, 2015	140	13,730	16,040	29,910
Increase to goodwill in 2016 related to the M2 Dynamics Acquisition	—	73	—	73

Balance at December 31, 2016	$140	$13,803	$16,040	$29,983

Cumulative goodwill impairment charges of $54.6 million (related to impairments recognized in 2002 and 2008 within the Classic Consulting operating segment) are reflected in the ending goodwill balance at December 31, 2016.

As of December 31, 2016, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company in 2015 and capitalized internally developed software costs.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Other net intangibles amounted to $8.4 million and $12.0 million as of December 31, 2016 and 2015, respectively. Below is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2016
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,860	$-
Customer relationships	22,978	-	14,611	8,367
Capitalized product development costs	1,139	-	1,128	11

	$27,977	$-	$19,599	$8,378

	December 31, 2015
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Non-compete agreements	$3,860	$-	$3,860	$-
Customer relationships	22,978	-	11,187	11,791
Capitalized product development costs	1,139	-	940	199

	$27,977	$-	$15,987	$11,990

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Non-compete agreements	4 to 5 years
Customer relationships	4 to 6 years
Capitalized product development costs	3 years

Intangible assets are amortized assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. Customer relationships are amortized on an accelerated method based on the proportional relationship of projected future discounted cash flows. The weighted average amortization period for all intangible assets subject to amortization was 4.4 years, 5.4 years and 0.5 years as of December 31, 2016, 2015 and 2014, respectively. Amortization expense related to all intangible assets was $3.4 million, $899 thousand and $302 thousand in 2016, 2015 and 2014, respectively.

Amortization of $188 thousand, $191 thousand and $214 thousand related to capitalized software development costs were included within cost of revenue (specifically within software expense) on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Estimated annual amortization expense for the next five years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization Expense
(In Thousands)
2017	$2,804
2018	2,240
2019	1,712
2020	1,057
2021 and thereafter	565

Total	$8,378

8.     ACCRUED EXPENSES AND OTHER LIABILITIES:

Components of accrued expenses consisted of the following:

	December 31,
	2016	2015
	(In Thousands)
Accrued bonuses	3,053	2,939
Accrued payroll related liabilities	2,614	2,423
Accrued vacation	2,243	2,272
Accrued commissions	2,537	1,496
Accrued software expense	844	1,284
Accrued contractor fees	455	1,132
Accrued professional service fees	344	1,016
Short-term portion of lease abandonment accrual	-	437
Deferred rent	74	220
Income tax related accruals	166	318
Other accrued expenses	1,167	1,949

Total	$13,497	$15,486

9.     INCOME TAXES:

General overview:

The Company is subject to U.S. federal tax as well as income tax in multiple states and local and foreign jurisdictions. The Company’s 2004 through 2015 tax years are open and may be subject to examination by these taxing authorities. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax provision.

For the year ended December 31, 2016, we recorded an income tax provision of $5.0 million compared to an income tax provision of $3.5 million and $3.2 million in the years ended December 31, 2015 and 2014, respectively. The income tax provision recorded during 2016 includes a non-cash charge of $3.7 million

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

associated with an increase to the valuation allowance provided against the carrying value of our deferred tax attributes. Similarly, our 2015 income tax provision includes non-cash charges associated with the impairment of a certain state income net operating loss carryforward and a $3.0 million increase to the valuation allowance provided against the carrying value of our deferred tax attributes.

Deferred tax asset valuation allowance:

As of December 31, 2016, we had gross deferred tax assets of $27.2 million. Our deferred tax assets have arisen as a result of timing differences (primarily generated in connection with historical goodwill and intangible asset impairment charges), net operating loss carryforwards and tax credits. These assets represent amounts that we are able to use to reduce our future taxable income.

We maintained a valuation allowance of $8.2 million and $4.5 million against the carrying value of our gross deferred tax attributes as of December 31, 2016 and 2015, respectively.

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

During our 2016 periodic assessment of the need for a valuation allowance against the carrying value of our deferred tax assets, we noted a continued shift in objectively verifiable trends which lessened the strength of our previously identified positive evidence. Specifically, during our assessment, we noted the following positive and negative evidence:

Positive Evidence:

◾	We had generated U.S.-based pre-tax income of more than $8.9 million over the previous three years and had utilized some of our available tax assets to reduce tax liabilities that would have otherwise arisen in those periods.
◾	Our forecasts of future taxable income indicated that our pre-tax income and taxable income would increase in the future.

Negative Evidence:

◾	While we generated U.S.-based profit before income taxes during 2016, we did not utilize a significant amount of our federal and state net operating loss carryforwards in 2016 as originally expected.
◾	Foreign operations are generating a larger portion of our consolidated profit before income taxes.
◾	The majority of our federal net operating loss carryforwards expire in 2020, reducing the time period over which the Company has to generate sufficient income to realize future benefit from the loss carryforward amounts.
◾	The Company did not achieve 100% of its plans and/or projections in 2016.
◾	Our forecasts have increased risk associated with operations due to current disruption in our sales pipeline attributable to our channel partners pushing customers toward cloud-based service offerings and away from on-premise applications.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

The Company, in connection with its determination of the future utilization of deferred tax assets, considered various future profitability scenarios. This analysis noted that there existed risk and uncertainty that the Company would be able to fully realize future economic benefit from all of the gross carrying value of its deferred tax attributes based upon the forecasted profitability. Accordingly, the Company recorded an increase of $3.7 million in the valuation allowance applied against the carrying value of its deferred tax assets, reducing the net carrying value to the more likely than not anticipated future economic benefit to be realized from the assets.

During our 2015 periodic assessment of the need for a valuation allowance against the carrying value of our deferred tax assets, we noted a shift in objectively verifiable trends which lessened the strength of our previously identified positive evidence. Specifically, during our assessment, we noted the following positive and negative evidence:

Positive Evidence:

◾	We had generated U.S.-based pre-tax income of more than $8.8 million over the previous three years and had utilized some of our available tax assets to reduce tax liabilities that would have otherwise arisen in those periods.
◾	Our forecasts of future taxable income indicated that our pre-tax income and taxable income would increase in the future.

Negative Evidence:

◾	We are reporting a loss in U.S.-based profit before income taxes during 2015 as a result we did not utilize a significant amount of our federal and state net operating loss carryforwards in 2015 as originally expected.
◾	The majority of our federal net operating loss carryforwards expire in 2020, reducing the time period over which the Company has to generate sufficient income to realize future benefit from the loss carryforward amounts.
◾	The Company did not achieve 100% of its plans and/or projections in 2015.
◾	Our forecasts have increased risk associated with operations of newly acquired businesses.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Income tax provision:

Significant components of the Company’s income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Current tax expense:
Federal	$-	$-	$-
State	185	161	377
Foreign	(9)	264	68

	176	425	445
Deferred tax expense (benefit):
Federal	801	(544)	2,092
State	344	476	709
Foreign	9	205	301
Change in valuation allowance	3,700	3,000	-

	4,854	3,137	3,102
Unrecognized tax benefit	-	(33)	(370)

Income tax provision	$5,030	$3,529	$3,177

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic	$1,568	$(1,875)	$6,259
Foreign	628	1,344	982

Income (loss) before income taxes	$2,196	$(531)	$7,241

In general, it is the practice and intention of the Company to reinvest the earnings of its foreign subsidiary in those operations. However, as of December 31, 2016 the Company’s foreign subsidiary is in a cumulative loss position which results in the tax basis of the subsidiary exceeding its book basis. As a result, no deferred tax asset is necessary to record in the financial statements as this temporary difference is not expected to reverse in the foreseeable future.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of comprehensive income (loss) result from the following:

	Year Ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$747	34.0%	$(195)	34.0%	$2,468	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	429	19.6	484	(84.4)	556	7.7
Tax rate difference on foreign income taxes	17	0.8	(36)	6.2	26	0.4
Tax effect of rate change on deferred tax assets	-	-	-	0.0	252	3.5
Non-deductible items	126	5.7	155	(27.1)	112	1.6
Net decrease in deferred tax attributes	-	-	-	-	183	2.5
Increase in valuation allowance against certain deferred tax assets	3,700	168.5	3,000	(523.8)	-	-
Unrecognized tax benefits	-	-	(33)	5.8	(370)	(5.1)
Other, net	11	0.5	154	(27.0)	(50)	(0.7)

	$5,030	229.1%	$3,529	(616.3)%	$3,177	43.9%

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$16,090	$16,753
Acquired intangible assets	6,561	6,517
Reserves and accruals	2,209	2,115
Share-based compensation	2,837	3,092
Depreciation	395	397

Total deferred income tax assets	28,092	28,874
Deferred income tax liabilities:
Acquired intangible assets	(549)	(180)
Other	(312)	(162)

Total deferred income tax liabilities	(861)	(342)
Valuation allowance	(8,200)	(4,500)

Deferred income tax asset, net	$19,031	$24,032

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

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

Significant deferred tax attributes and current activity within the Company’s deferred tax accounts included the following:

Net Operating Loss Carryforwards and Credits:    As of December 31, 2016, we had net operating loss carryforwards for both federal and state income tax purposes of approximately $48.0 million and alternative minimum and worker’s opportunity credits of approximately $2.1 million, which expire at various intervals through 2030. However, $35.8 million of the Company’s federal net operating loss carryforwards and $1.0 million of worker’s opportunity tax credits are set to expire in 2020.

Not included in the federal net operating loss carryforwards are $4.0 million of excess tax deductions from stock option exercises during fiscal 2016, 2015 and 2014. Pursuant to the guidance on accounting for stock-based compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when taxes payable are reduced on the income tax return.

Additionally, the Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization. The Company has various tax-effected net operating loss carryforwards for state income tax purposes of approximately $442 thousand which expire at various intervals through 2036.

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance, beginning of year	$4,500	$1,500	$1,500
Additions	3,700	3,000	-

Balance, end of year	$8,200	$4,500	$1,500

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	INCOME TAXES (Continued):

Unrecognized tax benefits:

In accordance with our evaluation of unrecognized tax benefits, we have established a liability representing our estimated amount of unrecognized tax benefits, plus an additional provision for penalties and interest. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Gross unrecognized tax benefits, beginning of year	$-	$9	$108
Increase in tax position in current year	-	-	-
Settlement/Expiration of statute	-	-	-
De-recognition through administrative policy	-	(9)	(99)

Gross unrecognized tax benefits, end of year	$-	$-	$9

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statements of comprehensive income (loss). There was no accrual for interest and penalties as of December 31, 2016 and 2015. Accrued interest and penalties totaled $49 thousand as of December 31, 2014.

As of December 31, 2015, we no longer maintain an accrual associated with unrecognized tax benefits. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

10.     EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the Plan were approximately $776 thousand, $684 thousand and $592 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

As of December 31, 2016, there are 80,293; 51,702; and 28,197 shares available for future grant under the 2000 Plan, 2008 Plan, and 2012 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006 or the 2003 Plan, as it expired on May 22, 2013.

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

During the years ended December 31, 2016 and 2015, the Company granted options to purchase 45,000 and 304,000 shares of common stock, respectively, principally as part of a long-term incentive program and in connection with the Company’s Board of Directors compensation program. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 22.5% (in all periods presented) to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

The share-based compensation expense and its classification in the statements of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Project and personnel costs	$202	$191	$242
Selling, general and administrative	1,084	1,402	1,270

Total share-based compensation expense	$1,286	$1,593	$1,512

The fair value of each option award granted during 2016, 2015 and 2014, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2016	2015	2014
Expected volatility	40.8%	46.6%	48.0%
Expected dividend yield	-%	-%	-%
Expected life (in years)	3.57	3.63	3.69
Risk-free interest rate	1.1%	1.1%	0.8%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the years ended December 31, 2016, 2015 and 2014 was $2.38, $2.50 and $2.53 per share, respectively.

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2015	3,735,233	$3.85
Granted	304,000	7.05
Exercised	(259,549)	3.21
Forfeited or expired	(29,901)	3.80

Outstanding at December 31, 2015	3,749,783	$4.15	2.93	$14,456
Granted	45,000	7.61
Exercised	(883,085)	3.64
Forfeited or expired	(61,368)	4.64

Outstanding at December 31, 2016	2,850,330	$4.36	2.63	$8,961

Vested and expected to vest at December 31, 2016	2,778,665	$4.29	2.57	$8,041

Exercisable at December 31, 2016	2,531,819	$4.02	2.35	$8,810

The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was approximately $3.1 million, $1.0 million and $1.2 million, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

2003 Equity Incentive Plan, 2008 Omnibus Incentive Plan, and 2012 Omnibus Incentive Plan — Restricted Share Awards

The 2003 Plan, the 2008 Plan, and 2012 Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors (the “Restricted Share Plans”). Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share of the Company’s common stock ($0.01 per share). Shares of restricted stock generally vest over a 5-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2016, 75 thousand restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

During the years ended December 31, 2015 and 2014, the Company issued 91,000 and 84,800 restricted share awards, respectively, to employees at a purchase price of $0.01 per share. The Company did not issue any restricted share awards during the year ended December 31, 2016. Additionally, the Company recognized share-based compensation expense of $420 thousand, $557 thousand, and $386 thousand during the years ended December 31, 2016, 2015 and 2014, respectively related to restricted share awards.

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	153,718	$5.57
Granted	91,000	7.00
Vested	(76,601)	(5.54)

Non-vested at December 31, 2015	168,117	$6.36
Granted	—	—
Vested	(92,683)	(5.88)

Non-vested at December 31, 2016	75,434	$6.95

Expected to vest at December 31, 2016	75,434	$6.95

The total fair value of stock awards vested during the years ended December 31, 2016, 2015 and 2014 was $545 thousand, $422 thousand and $797 thousand, respectively.

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

During the years ended December 31, 2016, 2015 and 2014, the Company issued 132,849, 117,431 and 103,401 shares, respectively, to employees under the 2008 ESPP.

The fair value of each 2008 ESPP offering was estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility.

	Year Ended December 31,
	2016	2015	2014
Expected volatility	30.5%	32.0%	47.2%
Expected dividend yield	-%	-%	-%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.3%	0.0%	0.0%

The weighted-average fair value of the shares issued under the 2008 ESPP in 2016, 2015 and 2014, based upon the assumptions in the preceding table, was $1.73, $1.54 and $1.75, respectively.

Compensation Expense

As of December 31, 2016, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $743 thousand and is expected to be recognized over a weighted average period of 0.8 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and 2008 ESPP issuances. Shares may also be issued from authorized but unissued shares.

12.     CAPITAL STOCK:

Common and Preferred Stock-

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2016 and 2015, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2016 and 2015.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	CAPITAL STOCK (Continued):

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

The Company did not repurchase any shares of common stock during the year ended December 31, 2016. The Company repurchased a total of 46 thousand shares of common stock during the year ended December 31, 2015, at an aggregate purchase price of $332 thousand. As of December 31, 2016, the Company had $8.7 million of purchase authorization remaining under the plan.

13.     COMMITMENTS AND CONTINGENCIES:

Commitments.    We lease office space and certain equipment under operating leases that expire at various times through 2020. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016, were as follows:

Year Ending December 31,	Operating Leases
2017	$835
2018	363
2019	338
2020	84
Thereafter	-

$1,620

Rent payments under operating leases were $1.8 million, $2.1 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company had no unrecognized tax benefits, penalties or interest expense related to uncertain tax positions as of December 31, 2016 or 2015.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	REVOLVING CREDIT FACILITY

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal financial covenants. The Company was in compliance with all covenants as of December 31, 2016. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company has drawn down $5.0 million of this balance as of December 31, 2016.

15.     GEOGRAPHIC INFORMATION

Net sales to unaffiliated customers by geographic area were as follows:

	For the Years Ending December 31,
	2016	2015	2014
United States	$108,200	$100,730	$103,446
Canada	12,288	11,377	6,572
Other International	6,034	4,598	2,971

Total Revenue	$126,522	$116,704	$112,989

Substantially all of the Company’s long-lived assets are located within the United States.

16.     SEGMENT INFORMATION

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (“ASC 280”), the Company determined that it has three operating segments (Enterprise Performance Management (“EPM”), Enterprise Resource Planning (“ERP”) and Classic Consulting). The Company has further determined that these operating segments no longer meet the aggregation criteria and therefore constitute three reportable segments.

The EPM segment provides Business Analytics solutions leveraging Oracle EPM, BI and Big Data technologies. The ERP segment delivers Dynamics AX ERP, Business Intelligence and CRM solutions, primarily in the manufacturing space. The Classic Consulting segment provides business advisory services that are blended with technical services to help organizations leverage investments in legacy IT assets to create new digital business models.

The Company’s chief operating decision maker evaluates performance using several factors, of which the primary financial measures are revenue and operating segment operating income. The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies”.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	SEGMENT INFORMATION (Continued)

Segment information for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
2016
Total revenue	$64,703	$45,692	$16,127	$-	$126,522
Operating income (loss)	$8,820	$4,292	$1,991	$(10,580)	$4,523
Depreciation and amortization expense	$2,872	$971	$169	$190	$4,202
2015
Total revenue	$53,907	$47,180	$15,617	$-	$116,704
Operating income (loss)	$7,219	$4,864	$1,128	$(11,729)	$1,482
Depreciation and amortization expense	$495	$814	$211	$188	$1,708
2014
Total revenue	$57,508	$41,901	$13,580	$-	$112,989
Operating income (loss)	$10,645	$6,439	$619	$(10,281)	$7,422
Depreciation and amortization expense	$196	$509	$245	$192	$1,142

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric provided to the Company’s chief operating decision maker.

17.     UNAUDITED SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION:

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2016 and 2015. The quarterly operating results are not necessarily indicative of future results of operations.

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
	(In Thousands, Except Per Share Data)
Total revenue	$31,898	$34,024	$30,826	$29,774		$126,522
Gross profit	$10,750	$12,814	$10,640	$11,978		$46,182
Net (loss) income	$(763)	$1,313	$43	$(3,427	)(1)	$(2,834)
Basic (loss) income per share	$(0.06)	$0.11	$0.00	$(0.28)		$(0.23)
Diluted (loss) income per share	$(0.06)	$0.09	$0.00	$(0.28)		$(0.23)

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
	(In Thousands, Except Per Share Data)
Total revenue	$26,578	$30,527	$31,184	$28,415		$116,704
Gross profit	$7,645	$10,413	$11,756	$9,776		$39,590
Net (loss) income	$(940)	$494	$1,027	$(4,641	)(1)	$(4,060)
Basic (loss) income per share	$(0.08)	$0.04	$0.09	$(0.40)		$(0.35)
Diluted (loss) income per share	$(0.08)	$0.04	$0.08	$(0.40)		$(0.35)

(1)	The Company’s fourth quarter 2016 and 2015 net loss includes $3.7 million and $3.6 million, respectively, of expense associated with the increase to the valuation allowance applied against the carrying value of its deferred tax attributes and the impairment of certain state net operating loss carryforwards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

18.	SUBSEQUENT EVENTS:

On March 8, 2017, the Board of Directors of the Company voted to remove without cause Shirley Singleton as the Company’s President and Chief Executive Officer, effective immediately. The Board of Directors also voted to remove Ms. Singleton as Chairman of the Board. Ms. Singleton continues to serve as a member of the Board.

The Employment Agreement, dated as of June 12, 2007, as amended, with Ms. Singleton provides that, if Ms. Singleton is terminated without cause, then the Company is required to pay Ms. Singleton a lump-sum payment equal to two (2) times her annual base salary in effect at the time of such termination plus an amount equal to her bonus target for 2016. In no event will the bonus paid exceed one (1) year’s annual base salary. The total amounts due will be payable in two installments: (a) thirty (30) days after the date of termination, a first payment equal to the greater of (i) $510,000 or (ii) two (2) times Ms. Singleton’s annual base salary in effect at the time of such termination; and (b) six months after the date of such termination, a second payment equal to the excess of (i) the amount of the severance payment, over (ii) the amount paid under section (a) above. In addition, all unvested options and restricted stock awards become immediately vested and exercisable, and Ms. Singleton’s healthcare, life insurance and disability coverage continue for a period of two years following termination.

On March 8, 2017, the Board appointed Jeffrey L. Rutherford, age 56, as Interim President and Interim Chief Executive Officer, effective immediately. The Board also elected Mr. Rutherford as Chairman of the Board, effective immediately. Mr. Rutherford joined the Board on February 16, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Controls and Procedures

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before May 1, 2017. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors — Nominees for Election” and “Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2017.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership — Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2017.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance — Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2017.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is incorporated by reference to the material under caption “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance — Compensation of Outside Directors”, “Corporate Governance — Outside Directors Compensation Table for 2016,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2017.

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

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201(d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Equity Compensation Plans” and “Stock Ownership — Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A is incorporated herein by reference to the material under the captions “Corporate Governance — Board and Board Committee Matters — Audit Committee”, “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements required by Item 15 are included and indexed in Part II, Item 8.

2.	Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and, thus have been omitted.

3.	See “Exhibit Index” on the following pages.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on March 15, 2017.

Edgewater Technology, Inc.

/s/ JEFFREY L. RUTHERFORD
Jeffrey L. Rutherford Chairman, Interim President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Jeffrey L. Rutherford and Timothy R. Oakes and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Name	Title	Date
/s/ JEFFREY L. RUTHERFORD Jeffrey L. Rutherford	Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer)	March 15, 2017

/s/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017

/s/ STEPHEN BOVA Stephen Bova	Director	March 15, 2017

/s/ MATTHEW CARPENTER Matthew Carpenter	Director	March 15, 2017

/s/ FREDERICK DISANTO Frederick DiSanto	Director	March 15, 2017

/s/ NANCY L. LEAMING Nancy Leaming	Director	March 15, 2017

/s/ SHIRLEY SINGLETON Shirley Singleton	Director	March 15, 2017

/s/ TIMOTHY WHELAN Timothy Whelan	Director	March 15, 2017

/s/ KURTIS J. WOLF Kurtis J. Wolf	Director	March 15, 2017

(a) 3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of March 13, 2015, by and among Edgewater Technology-Zero2Ten, Inc., Zero 2 Ten, Inc., Zero2Ten EMEA Limited, and Paul A. Colella, Ryan Casey, David T. Kohar and Adam Spurr (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 17, 2015).*

2.2	Earnout Agreement, dated as of March 13, 2015, by and among Edgewater Technology-Zero2Ten, Inc. and Zero 2 Ten, Inc. (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on March 17, 2015).

2.3	Asset Purchase Agreement, dated as of August 17, 2015, by and among Edgewater Technology-Branchbird, Inc., Branchbird LLC, and Andrew Oh, Patrick Rafferty and Dan Brock (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 19, 2015).*

2.4	Earnout Agreement, dated as of August 17, 2015, by and among Edgewater Technology-Branchbird, Inc. and Branchbird LLC (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on August 19, 2015).

2.5	Asset Purchase Agreement, dated as of December 21, 2015, by and among Edgewater Technology-M2, Inc., M2 Dynamics Inc. and Michael A. Kember, Brian Grimes, Darlene Finn and the Rambeau Living Trust dated March 9, 2013 (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 22, 2015).*

2.6	Earnout Agreement, dated as of December 21, 2015, by and among Edgewater Technology-M2, Inc. and M2 Dynamics Inc. (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on December 22, 2015).

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on May 13, 2011).

3.2	Amended and Restated By-Laws of the Company, as amended to date.+

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2013).

10.1	Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 25, 2016). (1)

10.2	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the SEC on March 27, 2002). (1)

10.3	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as amended (Incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016). (1)

(a) 3.	Exhibits-(Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.4	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, as amended (Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 000-20971) filed on April 22, 2015). (1)

10.5	Edgewater Technology, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 4.10 of Form S-8 (File No. 333-106325), filed with the SEC on June 20, 2003). (1)

10.6	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.7	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.8	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.9	Restated Change in Control Agreement by and among the Company and Timothy R. Oakes, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.10	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8 (File No. 333-153740) filed with the SEC on September 30, 2008). (1)

10.11	Restated Change in Control Agreement by and among the Company and Robin Ranzal Knowles, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.12	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.13	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

(a) 3.	Exhibits-(Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.14	Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.15	Form of Non-Qualified Stock Option Agreement (Employee) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.16	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.17	Form of Non-Qualified Stock Option Agreement (Executive) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on September 28, 2012). (1)

10.18	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.19	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.20	Loan Agreement, dated as of September 23, 2013, among Edgewater Technology, Inc., its subsidiaries listed therein and RBS Citizens, N.A. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2013).

10.21	Amendment No. 1 to Loan Agreement and Joinder, dated as of December 21, 2015, to Loan Agreement, dated as of September 23, 2013, among Edgewater Technology, Inc., its subsidiaries listed therein and Citizens Bank, N.A. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2015).

10.22	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Executive Officers with Employment Agreements) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013). (1)

10.23	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Employees without Employment Agreements) (Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2013). (1)

10.24	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Non-Employee Directors) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013). (1)

(a) 3.	Exhibits-(Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.25	Third Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton, dated as of December 2, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2016).(1)

10.26	Third Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey, dated as of December 2, 2016 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 6, 2016).(1)

10.27	Settlement Agreement by and between Edgewater Technology, Inc. and Lone Star Value Investors, LP and others, dated March 24, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 25, 2016).

21.1	Subsidiaries of Edgewater Technology, Inc.+

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.+

24.1	Power of Attorney (See Signature Page).+

31.1	13a-14 Certification — President and Chief Executive Officer+

31.2	13a-14 Certification — Chief Financial Officer+

32	Section 1350 Certification+

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to the Consolidated Financial Statements.+

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon its request.

+	Filed herewith.