Form 10-Q
period 2017-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2017-05-05
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller Reporting company	☐
Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 1, 2017 was 13,439,400.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,674	$19,693
Accounts receivable, net of allowance of $150	25,366	25,661
Prepaid expenses and other current assets	1,781	1,208

Total current assets	44,821	46,562
Property and equipment, net	536	623
Intangible assets, net	7,677	8,378
Goodwill	29,983	29,983
Deferred tax assets, net	23,627	19,031
Other assets	227	228

Total assets	$106,871	$104,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$587	$634
Accrued liabilities	13,717	13,497
Contingent earnout consideration	8,929	8,089
Deferred revenue	1,922	1,811

Total current liabilities	25,155	24,031
Revolving credit facility	5,000	5,000

Total liabilities	30,155	29,031
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2017 and December 31, 2016, 13,388 and 12,878 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	297	297
Paid-in capital	205,611	207,445
Treasury stock, at cost, 16,348 and 16,858 shares at March 31, 2017 and December 31, 2016, respectively	(104,262)	(108,335)
Accumulated other comprehensive loss	(582)	(580)
Retained deficit	(24,348)	(23,053)

Total stockholders’ equity	76,716	75,774

Total liabilities and stockholders’ equity	$106,871	$104,805

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Service revenue	$25,135	$28,215
Software revenue	2,531	2,029
Reimbursable expenses	1,464	1,654

Total revenue	29,130	31,898
Cost of revenue:
Project and personnel costs	16,286	18,240
Software costs	1,392	1,254
Reimbursable expenses	1,464	1,654

Total cost of revenue	19,142	21,148

Gross profit	9,988	10,750
Operating expenses:
Selling, general and administrative	9,938	9,886
Named executive officer severance	3,371	—
Consent solicitation expense	666	58
Change in fair value of contingent earnout consideration	604	—
Direct acquisition costs	—	430
Depreciation and amortization	808	1,004

Total operating expenses	15,387	11,378

Operating loss	(5,399)	(628)
Other expense, net	233	625

Loss before income taxes	(5,632)	(1,253)
Tax benefit	(2,945)	(490)

Net loss	$(2,687)	$(763)

Comprehensive loss:
Currency translation adjustments	(2)	54

Total comprehensive loss	$(2,689)	$(709)

Net loss per share:
Basic net loss per share of common stock	$(0.21)	$(0.06)

Diluted net loss per share of common stock	$(0.21)	$(0.06)

Shares used in computing basic net loss per share of common stock	12,971	11,790

Shares used in computing diluted net loss per share of common stock	12,971	11,790

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,687)	$(763)
Adjustments to reconcile net loss to net cash used in operating activities, excluding the impact of acquisitions:
Depreciation and amortization	811	1,049
Share-based compensation expense	510	477
Deferred income taxes	(3,204)	(622)
Accretion of contingent earnout consideration	236	733
Change in fair value of contingent earnout consideration	604	—
Recovery of doubtful accounts	—	(29)
Excess tax benefit from stock options	—	101
Changes in operating accounts, net of acquisition:
Accounts receivable	275	(1,146)
Prepaid expenses and other current assets	(572)	(1,614)
Accounts payable	(47)	375
Accrued liabilities and other liabilities	220	(3,339)
Deferred revenue	111	(375)

Net cash used in operating activities	(3,743)	(5,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire M2 Dynamics	—	(93)
Purchases of property and equipment	(19)	(43)

Net cash used in investing activities	(19)	(136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock plans and stock option exercises	1,730	1,317
Excess tax benefit from stock options	—	(101)

Net cash provided by financing activities	1,730	1,216

Effects of exchange rates on cash	13	59

Net decrease in cash and cash equivalents	(2,019)	(4,014)
CASH AND CASH EQUIVALENTS, beginning of period	19,693	11,981

CASH AND CASH EQUIVALENTS, end of period	$17,674	$7,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$40	$40

Issuance of restricted stock awards	$—	$—

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

The Company delivers product based consulting in both the Enterprise Performance Management (“EPM”) and Enterprise Resource Planning (“ERP”) areas both on premise and in the cloud. Within the EPM offering, our Oracle channel, Edgewater Ranzal, provides Business Analytics solutions leveraging Oracle EPM, Business Intelligence (“BI”) and Big Data technologies. Within the ERP offering, our Microsoft channel, Edgewater Fullscope delivers Dynamics AX ERP, Business Intelligence and CRM solutions primarily in the manufacturing space.

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017 (the “2016 Form 10-K”).

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2016 Form 10-K.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

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

An earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to M2 Dynamics will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of M2 Dynamics owners) over a one-year earnout period, concluding on December 21, 2016. The maximum amount of contingent earnout consideration that can be earned by M2 Dynamics is capped at $6.6 million. During the three-month periods ended March 31, 2017 and December 31, 2016, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of better than forecasted financial performance). These changes in estimate resulted in an expense of $651 thousand and $662 thousand, respectively, (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income).

In December 2016, M2 Dynamics completed its twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, M2 Dynamics will receive additional contingent consideration related to the earnout period in the amount of $5.1 million. This additional contingent consideration was paid during the second quarter of 2017.

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

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Branchbird owners) over two consecutive one-year earnout periods, concluding on August 16, 2017. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million. The Company continually examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended December 31, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $221 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). Also, during the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive income). As of March 31, 2017, the Company had recorded an accrual of $797 thousand related to Branchbird contingent earnout consideration.

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

In March 2016, Zero2Ten completed its first twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, Zero2Ten received additional contingent consideration related to the first earnout period in the amount of $3.9 million.

During the three-month periods ended March 31, 2017, December 31, 2016 and June 30, 2016, we reversed $47 thousand, $238 thousand and $130 thousand, respectively, of accrued contingent earnout consideration (reported as a part of change in fair value of contingent earnout consideration in our condensed consolidated statements of comprehensive income) associated with the completion of the first earnout period and the projected completion of the second earnout period, as it was determined that current forecasts are slightly below those originally utilized in determining the fair value of the contingent earnout consideration.

In March 2017, Zero2Ten completed its second twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, Zero2Ten will receive additional contingent consideration related to the first earnout period in the amount of $3.0 million. This additional contingent consideration is expected to be paid during the second quarter of 2017.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No material losses were recognized on contracts during the three-month periods ended March 31, 2017 or 2016.

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

5.     SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $510 thousand and $477 thousand for the three-month periods ended March 31, 2017 and 2016, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $1.7 million and $1.3 million during the three-month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $354 thousand and is expected to be recognized over a weighted-average period of 0.9 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

6.     INCOME TAXES:

The Company recorded tax benefits of $(2.9) million and $(490) thousand for the three-month periods ended March 31, 2017 and 2016, respectively. The reported tax benefits for the three-month periods ended March 31, 2017 and 2016, are based upon estimated annual effective tax rates of 52.3% and 39.1%, respectively. The effective tax rates reflected our combined Federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. As of March 31, 2017 and December 31, 2016, the recorded deferred tax asset valuation allowance balance was $8.2 million.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. No such amounts were recognized in the three-month periods ended March 31, 2017 or 2016. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending March 31, 2018. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company adopted the recent Accounting Standards Update related to stock-based compensation during the three-month period ended March 31, 2017. This adoption had an impact on the tax treatment for stock option exercises during the quarter (as well as a cumulative adjustment for prior period activity). In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $241 thousand of tax expense related to current period stock option exercises and the Company has also recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the newly adopted standard.

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

As of March 31, 2017 and December 31, 2016, our only financial assets and liabilities required to be measured on a recurring basis were our contingent earnout consideration liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at March 31, 2017:
Financial liabilities:
Contingent earnout consideration	$8,929	$—	$—	$8,929

Total financial liabilities	$8,929	$—	$—	$8,929

Balance at December 31, 2016:
Financial liabilities:
Contingent earnout consideration	$8,089	$—	$—	$8,089

Total financial liabilities	$8,089	$—	$—	$8,089

No financial instruments were transferred into or out of Level 3 classification during the three- month period ended March 31, 2017.

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

A reconciliation of the beginning and ending Level 3 net liabilities for the three-month period ended March 31, 2017 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2016	$8,089
Accretion of contingent earnout consideration (included within other expense, net)	236
Change in fair value of contingent earnout consideration (included within selling, general and administrative expense)	604

Ending balance at March 31, 2017	$8,929

As of March 31, 2017 and December 31, 2016, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

8.     GOODWILL AND INTANGIBLE ASSETS:

There have been no changes to the Company’s goodwill balance. Our annual goodwill and intangible assets measurement date is December 2.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $698 thousand and $858 thousand during the three-month periods ended March 31, 2017 and 2016, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue—software cost) of $3 thousand and $45 thousand during the three- month periods ended March 31, 2017 and 2016, respectively.

Estimated annual amortization expense of our intangible assets (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2017	$2,804
2018	$2,240
2019	$1,712
2020	$1,057
2021 and beyond	$565

9.     ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(In Thousands)
Accrued bonuses	$2,890	$3,053
Accrued payroll related liabilities	3,524	2,614
Accrued vacation	2,926	2,243
Accrued commissions	1,150	2,537
Accrued software expense	813	844
Accrued contractor fees	395	455
Accrued professional service fees	404	344
Deferred rent	73	74
Income tax related accruals	373	166
Other accrued expenses	1,169	1,167

Total	$13,717	$13,497

10.     NET LOSS PER SHARE:

A reconciliation of net loss and weighted average shares used in computing basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2017	2016
Basic net loss per share:
Net loss applicable to common shares	$(2,687)	$(763)

Weighted average common shares outstanding	12,971	11,790

Basic net loss per share of common stock	$(0.21)	$(0.06)

Diluted net loss per share:
Net loss applicable to common shares	$(2,687)	$(763)

Weighted average common shares outstanding	12,971	11,790
Dilutive effects of stock options	—	—

Weighted average common shares, assuming dilutive effect of stock options	12,971	11,790

Diluted net loss per share of common stock	$(0.21)	$(0.06)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 194 and 109 thousand in the three-month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and 2016, there were approximately 2.5 million and 3.7 million share-based awards outstanding, respectively, under the Company’s equity plans. Options to purchase 1.7 million shares of common stock that were outstanding during the three months ended March 31, 2017 and 2016 were not included in the computation of diluted net loss per share due to the reported periodic loss.

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

The Company did not repurchase any shares of common stock during the three-month periods ended March 31, 2017 or 2016.

12.     REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to certain financial covenants. The Company was in compliance with the financial covenants (which are related to interest coverage and leverage) as of March 31, 2016. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of March 31, 2017.

13.     GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	For the Three-Months Ended March 31,
	2017	2016
United States	$25,100	$26,445
Canada	2,876	3,750
Other International	1,154	1,703

Total Revenue	$29,130	$31,898

Substantially all of the Company’s long-lived assets are located within the United States.

14.     SEGMENT INFORMATION

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

Segment information for the three-month periods ended March 31, 2017 and 2016 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
March 31, 2017
Total revenue	$14,308	$11,350	$3,472	$—	$29,130
Operating income (loss)	$899	$929	$(25)	$(7,202)	$(5,399)
Depreciation and amortization expense	$562	$198	$3	$45	$808
March 31, 2016
Total revenue	$16,506	$10,836	$4,556	$—	$31,898
Operating income (loss)	$1,640	$285	$977	$(3,530)	$(628)
Depreciation and amortization expense	$720	$190	$46	$48	$1,004

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 84.2% of service revenue for the three-month period ended March 31, 2017. Time and materials-based contracts represented 80.9% of service revenue for the three-month period ended March 31, 2016. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 8.7% of service revenue for the three-month period ended March 31, 2017. Fixed-price contracts represented 14.7% of service revenue for the three-month period ended March 31, 2016. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 7.1% of service revenue during the three-month period ended March 31, 2017. Retainer-based contracts represented 4.4% of service revenue during the three-month period ended March 31, 2016. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Estimates of total project costs are continually monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed (or be less than) our original estimate, because of an increase (or decrease) in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

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

Named Executive Officer Severance. The Company incurred $3.4 million of expense associated with the termination of two Named Executive Officers of the Company during the three-month period ended March 31, 2017. During the three-months ended March 31, 2017 the Company terminated without cause the employment of the Chairman, President, and Chief Executive Officer as well as the Executive Vice President and Chief Strategy and Technology Officer. The severance expense associated with these terminations include salary and salary related expenses (including bonus) as well as the expense associated with the acceleration of stock award vesting.

Direct Acquisition Costs. The Company incurred $430 thousand of direct acquisition costs related to the acquisition of substantially all of the assets of M2 Dynamics in the three-month period ended March 31, 2016. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions. No such expenses were incurred in the period ended March 31, 2017.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. During the three-month period ended March 31, 2017 the Company recorded an increase to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $604 thousand. This adjustment was related to the finalization of the M2 Dynamics and Zero2Ten earnout calculations. No adjustments were made to the anticipated earnouts during the three-month period ended March 31, 2016. Accretion of the contingent earnout liability is classified as other expense on the consolidated statements of comprehensive loss. As of March 31, 2017 and December 31, 2016, the Company had $8.9 million and $8.1 million, respectively, accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics Acquisitions.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2017, Compared to Results for the Three Months Ended March 31, 2016,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2017, Compared to Results for the Three Months Ended March 31, 2016

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

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2017	2016
Revenue:
Service revenue	86.3%	88.4%
Software revenue	8.7%	6.4%
Reimbursable expenses	5.0%	5.2%

Total revenue	100.0%	100.0%
Cost of revenue:
Project and personnel costs	55.9%	57.2%
Software costs	4.8%	3.9%
Reimbursable expenses	5.0%	5.2%

Total cost of revenue	65.7%	66.3%

Gross profit	34.3%	33.7%
Operating expenses:
Selling, general and administrative	34.1%	31.2%
Named executive officer severance	11.6%	—%
Consent solicitation expense	2.3%	—%
Change in fair value of contingent earnout	2.1%	—%
Direct acquisition	—%	1.3%
Depreciation and amortization	2.7%	3.2%

Total operating expenses	52.8%	35.7%

Operating loss	(18.5)%	(2.0)%
Other expense, net	(0.8)%	(1.9)%

Loss before income taxes	(19.3)%	(3.9)%
Income tax benefit	(10.1)%	(1.5)%

Net loss	(9.2)%	(2.4)%

Revenue. Total revenue decreased by $(2.8) million, or (8.7)%, to $29.1 million during the three-month period ended March 31, 2017, compared to total revenue of $31.9 million in the three-month period ended March 31, 2016. Service revenue decreased by $(3.1) million, or (10.9)%, to $25.1 million during the three-month period ended March 31, 2017, compared to service revenue of $28.2 million in the three-month period ended March 31, 2016.

Service revenue was negatively affected by the channel disruption surrounding the vendor push to the adoption of cloud-based technologies and our customers’ decision processes around moving to cloud-based solutions. While our 2015 acquisitions of M2 Dynamics, Branchbird and Zero2Ten have strengthened the Company’s cloud based offerings in both the EPM and ERP markets, we are still experiencing delays in customer purchasing. Additionally, the first quarter of 2016 was positively affected by the timing of customer initiated project start delays in the second half of 2015 (serving to increase the active project base during the first quarter, a time when our customers have historically been focused on year-end closing procedures rather than beginning new consulting engagements).

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

Billable consultant utilization increased to 74.3% in the three-month period ended March 31, 2017 compared to 72.7% in the three-month period ended March 31, 2016. While billable consultant utilization has increased, the billable headcount base has decreased by 40, to 341 (excluding contractors) compared to 381 (excluding contractors) at March 31, 2016.

On a sequential quarterly basis, billable consultant utilization increased to 74.3% from 72.7% in the fourth quarter of 2016. The decrease in sequential quarterly service revenue is driven by the impact that the year-end 2016 holiday schedule has on the sales cycle (sales activity has gained traction in the latter stages of the three-month period ended March 31, 2017, which will translate to service revenue during the second and third quarters of 2017).

Annualized service revenue per billable consultant, as adjusted for utilization, was $365 thousand and $358 thousand during the three-month periods ended March 31, 2017 and 2016, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three-month period ended March 31, 2017, software revenue totaled $2.5 million, or 8.7% of total revenue, compared to software revenue of $2.0 million, or 6.4% of total revenue, in the three-month period ended March 31, 2016. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue was $1.5 million and $1.7 million for the three-month periods ended March 31, 2017 and 2016, respectively. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the three-month period ended March 31, 2017 totaled 468, as compared to 536 customers during the three-month period ended March 31, 2016. During the first three months of 2017, we secured first-time engagements with a total of 23 new customers, compared to 35 new customer engagements during the first three months of 2016.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(2.0) million, or (9.5)%, to $19.1 million for the three-month period ended March 31, 2017, compared to $21.1 million in the comparable 2016 quarterly period.

The primary drivers of the 2017 year-over-year decrease in total cost of revenue during the three-month period ended March 31, 2017, on an absolute dollar basis, were related to decreases in salary- and fringe-related expenses (primarily associated with the decrease in billable consultant headcount from our strategic headcount management efforts), combined with a decrease in contractor expense (we continually evaluate our use of third party contractors and that level of use is expected to fluctuate based on the specific skill sets and staffing requirements of our customer mix). The Company maintained 341 billable consultants (excluding contractors) as of the quarter ended March 31, 2017, compared to 381 billable consultants (excluding contractors) at the end of the first quarter of 2016.

Project and personnel costs represented 55.9% of total revenue during the three-month period ended March 31, 2017, as compared to 57.2% of total revenue during the three-month period ended March 31, 2016.

The decrease in project and personnel costs during the three-month period ended March 31, 2017, as a percentage of total revenue, was driven by the decrease in billable consultant headcount over the comparable periods.

Software costs amounted to $1.4 million during the three-month period ended March 31, 2017. Software costs amounted to $1.3 million during the three-month period ended March 31, 2016. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $1.5 million and $1.7 million for the three-month periods ended March 31, 2017 and 2016, respectively.

Gross Profit. During the three-month period ended March 31, 2017, total gross profit decreased $(762) thousand, or (7.1)%, to $10.0 million, compared to gross profit of $10.8 million in the three-month period ended March 31, 2016. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, was 34.3% and 33.7% in the three-month periods ended March 31, 2017 and 2016, respectively. The year-over-year quarterly decrease in revenue contribution was offset by the decrease in salary and salary-related expenses (primarily associated with the decreased billable headcount).

Service revenue gross margins were 35.2% in the first quarter of 2017, compared to 35.4% in the first quarter of 2016. The decrease in service revenue gross margin for the three-month period ended March 31, 2017 was similarly related to the decrease in service revenue, as described above.

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

Selling, General and Administrative (“SG&A”) Expenses. The Company’s recurring selling, general and administrative expenses were consistent in both periods presented. As a percentage of total revenue, SG&A expenses were 34.1% during the three-month period ended March 31, 2017, compared to 31.2% in the three-month period of 2016. On an absolute dollar-basis, SG&A expenses increased by $52 thousand, or 0.5%, to $9.9 million in the three-month period ended March 31, 2017, compared to SG&A expenses of $9.9 million in the three-month period ended March 31, 2016.

Named Executive Officer Severance. During the three-month period ended March 31, 2017, the Company terminated the employment of the former Chairman, President, and Chief Executive Officer and the former Chief Strategy and Technology Officer. In connection with these terminations, the Company incurred $3.4 million of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards.

Consent Solicitation Expense. During the three-month period ended March 31, 2017, we incurred $666 thousand of legal and advisory expenses in connection with defense against a consent solicitation. During the three-month period ended March 31, 2016, we incurred $58 thousand of legal and advisory expenses in connection with defense against a consent solicitation.

Change in Fair Value of Contingent Earnout Consideration. The Company continually examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the three-month period ended March 31, 2017, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of higher achievement of financial targets than initially forecasted) which resulted in $604 thousand of expense. During the three-month period ended March 31, 2016, the Company recorded no such expense.

Direct Acquisition Costs. During the first quarter of 2016, the Company incurred approximately $430 thousand of direct acquisition costs associated with the December 2015 acquisition of M2 Dynamics. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition. During the three-month period ended March 31, 2017, the Company recorded no such expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(196) thousand, or (19.5)%, to $808 thousand in the three-month period ended March 31, 2017 as compared to $1.0 million in the three-month peirod ended March 31, 2016. The decrease in amortization expense during the first quarter of 2017 is primarily the result of the timing of amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense was $110 thousand and $146 thousand in the three-month periods ended March 31, 2017 and 2016, respectively.

Operating Loss. Operating loss was $(5.4) million in the first quarter of 2017, compared to operating loss of $(628) thousand in the comparable 2016 quarterly period.

The 2017 first quarter change in operating loss is primarily attributable to the severance related expenses associated with the terminations of the Company’s former Chairman, President and Chief Executive Officer as well as the former Executive Vice President and Chief Strategy and Technology Officer, the decrease in service revenue and the expenses associated with the consent solicitation process.

Other Expense, Net. Other expense, net, totaled $233 thousand during the three-month period ended March 31, 2017, while other expense, net, totaled $625 thousand during the comparable 2016 period. Other expense, net, for the three-months ended March 31, 2017 primarily represents the accretion of the contingent earnout liability recognized in connection with the Zero2Ten, and Branchbird Acquisitions and also includes periodic foreign currency exchange gains and losses. Other expense, net, for the three-months ended March 31, 2016 primarily represents the accretion of the contingent earnout liability recognized in connection with the Zero2Ten, Branchbird and M2 Acquisitions and also includes periodic foreign currency exchange gains and losses.

Income Tax Benefit. We recorded a benefit from income taxes of $(2.9) million during the three-month period ended March 31, 2017. We recorded a benefit from income taxes of $(490) thousand during the three-month period ended March 31, 2016. Our periodic income tax benefit amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 52.3% and 39.1% during the three-month periods ended March 31, 2017 and 2016, respectively.

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

Net Loss. We generated a net loss of $(2.7) million during the three-month period ended March 31, 2017, compared to a net loss of $(763) thousand during the three-month period ended March 31, 2016. The 2017 first quarter net loss is primarily attributable to the impact of the severance expenses related to the Company’s termination of employment of two executive officers during the first quarter of 2017, combined with the decrease in service revenue and the expenses incurred related to the consent solicitation process.

Operating Segments. Total revenue within our EPM operating segment decreased $(2.2) million, or (13.3)%, to $14.3 million in the three-month period ended March 31, 2017 compared to $16.5 million in the three-month period ended March 31, 2016. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud based solutions by channel partners. Total revenue within our ERP operating segment increased by $514 thousand, or 4.7%, to $11.4 million in the three-month period ended March 31, 2017 compared to $10.8 million in the three-month period ended March 31, 2016. The increase in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(1.1) million, or (23.8)%, to $3.5 million in the three-month period ended March 31, 2017 compared to $4.6 million in the three-month period ended March 31, 2016. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Operating income within our EPM operating segment decreased $(741) thousand, or (45.2)%, to $899 thousand in the three-month period ended March 31, 2017 compared to $1.6 million in the three-month period ended March 31, 2016. The decrease in operating income was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud based solutions). Operating income within our ERP operating segment increased by $644 thousand, or 226%, to $929 thousand in the three-month period ended March 31, 2017 compared to $285 thousand in the three-month period ended March 31, 2016. The increase in operating income was due in part to the increased revenue contribution noted above. Operating income within our Classic Consulting operating segment decreased by $(1.0) million, or (102.6)%, to $(25) thousand in the three-month period ended March 31, 2017 compared to $977 thousand in the three-month period ended March 31, 2016. The decrease in operating income was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(3,743)	$(5,153)
Investing activities	(19)	(136)
Financing activities	1,730	1,216
Effects of exchange rates on cash	13	59

Total cash used in the period	$(2,019)	$(4,014)

As of March 31, 2017, we had cash and cash equivalents of $17.7 million, a $2.0 million decrease from the December 31, 2016 balance of $19.7 million. The primary drivers of the decrease in cash during the first quarter of 2017 are the bonus and commission payments related to the Company’s 2016 performance-based incentive programs, the funding of an additional payroll cycle during the first quarter and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables.

The earnout agreements entered into in connection with the acquisitions of Zero2Ten, Branchbird and M2 Dynamics may require significant cash payments upon the completion of the earnout periods in 2017. Payments related to earnout period performance are expected to be made in the second and fourth quarters of 2017. The amounts of these payments will be determined by the financial performance of the acquired entities. As of March 31, 2017, the Company had accrued $8.9 million of contingent earnout consideration.

Working capital, which is defined as current assets less current liabilities, decreased to $19.7 million as of March 31, 2017, as compared to $22.5 million as of December 31, 2016.

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

Net cash used in operating activities was $(3.7) million for the three-month period ended March 31, 2017, as compared to net cash used by operating activities of $(5.2) million for the three-month period ended March 31, 2016. The primary components of operating cash flows during the first three months of 2017 were driven by the payment of bonus and commissions under our 2016 performance-based bonus programs, the funding of an additional payroll cycle in the quarter and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash activity of $(1.0) million (primarily changes in deferred tax assets and changes in fair value of contingent earnout consideration, partially offset by depreciation and amortization and stock-based compensation). The primary components of operating cash flows during the first three months of 2016 were driven by the payment of bonus and commissions under our 2015 performance-based bonus programs, the funding of an additional payroll cycle in the quarter and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash charges of $1.7 million (primarily changes in deferred income taxes, depreciation, amortization, stock-based compensation expense and accretion of contingent earnout consideration).

Net cash used in investing activities was $(19) thousand during the three-month period ended March 31, 2017, compared to net cash used in investing activities of $(136) thousand in the three-month period ended March 31, 2016. Cash used in investing activities in the three-month period ended March 31, 2017 consisted of payments associated with the purchases of property and equipment. Cash used in investing activities in the three-month period ended March 31, 2016 consisted of payments associated with the M2 Acquisition and, to a lesser extent, the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $1.7 million in the three-month period ended March 31, 2017, compared to net cash provided by financing activities of $1.2 million in the three-month period ended March 31, 2016. The 2017 and 2016 cash flows provided by financing activities are attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of March 31, 2017.

Acquisitions, Earnout Payments and Commitments

Acquisition of M2 Dynamics: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to M2 Dynamics will be based upon the achievement of certain performance measures over one twelve-month earnout period, concluding in December 2016. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $5.1 million. The earnout payment of $5.1 million was made to M2 Dynamics during the second quarter of 2017.

Acquisition of Branchbird: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in August 2017. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $797 thousand. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million.

Acquisition of Zero2Ten: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in March 2017. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $3.0 million. The maximum amount of contingent earnout consideration that can be earned by Zero2Ten is capped at $8.6 million.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our 2016 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2017.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update address, among other things, the recognition of excess tax benefits and deficiencies associated with share-based payments, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $241 thousand of tax expense related to current period stock option exercises and the Company has also recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the newly adopted standard.

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 15, 2017 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K as filed with the SEC on March 15, 2017.

Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the Company’s critical accounting policies; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the possibility that activist stockholders may wage proxy or consent contests or gain representation on or control of our Board of Directors, causing uncertainty about the direction of our business; (13) difficulties and costs associated with transitioning to the cloud; and/or (14) the failure of the marketplace to embrace advisory and product-based consulting services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2017 or 2016. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2017 and 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. The Chairman, Interim President and Interim Chief Executive Officer and the Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations of the Company’s disclosure controls and procedures as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

As discussed in “Part I—Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and herein under “Special Note Regarding Forward-Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions in our business. We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions.

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

The following table provides information with respect to purchases of our common stock during the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2017	—	$—	—	$8,733,963
February 1 – 28, 2017	—	$—	—	$8,733,963
March 1 – 31, 2017	—	$—	—	$8,733,963

Total	—	$—	—	$8,733,963

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On the dates indicated below, the Company entered into an Indemnification Agreement with each of the directors of the Company elected by written consent of stockholders, effective as of February 16, 2017 (the “Indemnification Agreement”). The Indemnification Agreement provides indemnity including the advancement of expenses, to the director against liabilities incurred in the performance of his duties to the fullest extent permitted by the General Corporation Law of the State of Delaware. The foregoing description of the Indemnification Agreement is qualified in its entirety by reference to the form of the Indemnification Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Name	Title	Date of Agreement
Matthew Carpenter	Director	February 16, 2017
Frederick DiSanto	Director	February 16, 2017
Jeffrey Rutherford	Chairman of the Board, Interim President and Interim Chief Executive Officer	February 16, 2017
Kurtis Wolf	Director	February 16, 2017

ITEM 6. EXHIBITS

3.1	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.1	Form of Indemnification Agreement between Edgewater Technology, Inc. and each of its directors and executive officers*

31.1	13a-14 Certification – Chairman, Interim President and Interim Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*-	Filed herewith.
**-	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 5, 2017	/s/ JEFFREY RUTHERFORD
Jeffrey Rutherford
Chairman, Interim President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ TIMOTHY R. OAKES
Timothy R. Oakes
Chief Financial Officer
(Principal Financial and Accounting Officer)