Form 10-Q
period 2017-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2017-08-04
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 1, 2017 was 13,940,205.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,092	$19,693
Accounts receivable, net of allowance of $150	25,750	25,661
Prepaid expenses and other current assets	1,823	1,208

Total current assets	40,665	46,562
Property and equipment, net	481	623
Intangible assets, net	6,975	8,378
Goodwill	29,983	29,983
Deferred tax assets, net	22,442	19,031
Other assets	219	228

Total assets	$100,765	$104,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$583	$634
Accrued liabilities	14,282	13,497
Contingent earnout consideration	836	8,089
Deferred revenue	1,982	1,811

Total current liabilities	17,683	24,031
Revolving credit facility	5,000	5,000

Total liabilities	22,683	29,031
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2017 and December 31, 2016, 13,929 and 12,878 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	297	297
Paid-in capital	203,502	207,445
Treasury stock, at cost, 15,807 and 16,858 shares at June 30, 2017 and December 31, 2016, respectively	(99,936)	(108,335)
Accumulated other comprehensive loss	(573)	(580)
Retained deficit	(25,208)	(23,053)

Total stockholders’ equity	78,082	75,774

Total liabilities and stockholders’ equity	$100,765	$104,805

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Service revenue	$24,435	$28,564	$49,570	$56,779
Software revenue	4,423	3,636	6,954	5,665
Reimbursable expenses	1,447	1,824	2,911	3,478

Total revenue	30,305	34,024	59,435	65,922
Cost of revenue:
Project and personnel costs	15,103	17,288	31,389	35,528
Software costs	2,246	2,098	3,638	3,352
Reimbursable expenses	1,447	1,824	2,911	3,478

Total cost of revenue	18,796	21,210	37,938	42,358

Gross profit	11,509	12,814	21,497	23,564
Operating expenses:
Selling, general and administrative	8,981	9,783	18,919	19,727
Executive officer severance	—	—	3,371	—
Consent solicitation expense	—	—	666	—
Contract termination expense	1,125	—	1,125	—
Change in fair value of contingent earnout consideration	—	(928)	604	(928)
Direct acquisition costs	—	—	—	430
Depreciation and amortization	786	1,004	1,594	2,008

Total operating expenses	10,892	9,859	26,279	21,237

Operating income (loss)	617	2,955	(4,782)	2,327
Other expense, net	—	568	233	1,193

Income (loss) before income taxes	617	2,387	(5,015)	1,134
Tax provision (benefit)	1,477	1,074	(1,468)	584

Net (loss) income	$(860)	$1,313	$(3,547)	$550

Comprehensive (loss) income:
Currency translation adjustments	9	(17)	7	38

Total comprehensive (loss) income	$(851)	$1,296	$(3,540)	$588

Net (loss) income per share:
Basic net (loss) income per share of common stock	$(0.06)	$0.11	$(0.27)	$0.05

Diluted net (loss) income per share of common stock	$(0.06)	$0.09	$(0.27)	$0.04

Shares used in computing basic net (loss) income per share of common stock	13,586	12,126	13,280	11,959

Shares used in computing diluted net (loss) income per share of common stock	13,586	14,032	13,280	13,876

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,547)	$550
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, excluding the impact of acquisitions:
Depreciation and amortization	1,600	2,102
Share-based compensation expense	670	779
Recovery of doubtful accounts	—	(24)
Deferred income taxes	(2,019)	301
Change in fair value of contingent earnout consideration	604	(928)
Accretion of contingent earnout consideration	275	1,246
Excess tax benefit from stock options	—	(158)
Changes in operating accounts, net of acquisition:
Accounts receivable	(143)	(1,320)
Prepaid expenses and other current assets	(606)	(927)
Accounts payable	(51)	245
Accrued liabilities and other liabilities	(2,142)	(2,518)
Deferred revenue	171	(282)

Net cash (used in) provided by operating activities	(5,188)	(934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire M2 Dynamics	—	(93)
Purchases of property and equipment	(52)	(223)

Net cash used in investing activities	(52)	(316)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	3,787	2,022
Payment of contingent earnout consideration	(5,189)	(2,214)
Excess tax benefit from stock options	—	158

Net cash used in financing activities	(1,402)	(34)

Effects of exchange rates on cash	41	40

Net decrease in cash and cash equivalents	(6,601)	(1,244)
CASH AND CASH EQUIVALENTS, beginning of period	19,693	11,981

CASH AND CASH EQUIVALENTS, end of period	$13,092	$10,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$375	$159

Issuance of restricted stock awards	$108	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

Edgewater Technology, Inc. helps C-suite executives drive transformational change through its unique selection of business and technology services and channel-based solutions.

Classic consulting disciplines (such as business advisory, process improvement, organizational change management, M&A due diligence and domain expertise) are blended with technical services (such as digital transformation, technical roadmaps, data and analytics services, custom development and system integration) to help organizations leverage investments in legacy IT assets to create new digital business models.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

Other comprehensive (loss) income consists of net (loss) income plus or minus any currency translation adjustments.

The Company has reclassified $1.0 million in payments associated with the Zero2Ten contingent earnout arrangement from cash flows from financing activities to cash flows from operating activities in the six-month period ended June 30, 2016, in order to conform to current period presentation.

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

An earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to M2 Dynamics will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of M2 Dynamics owners) over a one-year earnout period, concluding on December 21, 2016. The maximum amount of contingent earnout consideration that can be earned by M2 Dynamics is capped at $6.6 million. During the three-month periods ended March 31, 2017 and December 31, 2016, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of better than forecasted financial performance). These changes in estimate resulted in an expense of $651 thousand and $662 thousand, respectively (which were recorded as components of changes in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive (loss) income).

In December 2016, M2 Dynamics completed its twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, M2 Dynamics will receive additional contingent consideration related to the earnout period in the amount of $5.1 million. This additional contingent consideration was paid during the second quarter of 2017.

In addition to the above payments, the Company incurred approximately $430 thousand and $801 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the consolidated statement of comprehensive (loss) income) in the years ended December 31, 2016 and 2015, respectively.

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

The M2 Dynamics Acquisition was accounted for as a purchase transaction, and accordingly, the results of comprehensive (loss) income, commencing December 21, 2015, are included in the Company’s accompanying consolidated statement of comprehensive (loss) income.

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

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Branchbird owners) over two consecutive one-year earnout periods, concluding on August 16, 2017. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million. The Company continually examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended December 31, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $221 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive (loss) income). Further, during the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive (loss) income). As of June 30, 2017, the Company had recorded an accrual of $836 thousand related to Branchbird contingent earnout consideration.

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

The Branchbird Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing August 17, 2015, are included in the Company’s accompanying consolidated statement of comprehensive (loss) income. Pro forma financial information related to the Branchbird Acquisition is not presented as the effect of this acquisition was not material to the Company.

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

The Company determined the total allocable purchase price consideration to be $9.0 million. The initial cash consideration paid at closing was $4.5 million. The cash paid at closing consisted of the $5.0 million purchase price less $457 thousand attributable to a net working capital adjustment. The initial consideration paid by the Company was increased by $4.4 million, representing its initial estimate of the fair value estimate of additional contingent earnout consideration that may be earned by Zero2Ten, which is described in more detail below. In addition to the above payments, the Company incurred approximately $613 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the consolidated statement of comprehensive (loss) income) during the year ended December 31, 2015.

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

During the three-month periods ended March 31, 2017, December 31, 2016 and June 30, 2016, we reversed $47 thousand, $238 thousand and $130 thousand, respectively, of accrued contingent earnout consideration (reported as a part of change in fair value of contingent earnout consideration in our condensed consolidated statements of comprehensive (loss) income) associated with the completion of the first earnout period and the projected completion of the second earnout period, as it was determined that current forecasts are slightly below those originally utilized in determining the fair value of the contingent earnout consideration.

In March 2017, Zero2Ten completed its second twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, Zero2Ten recieved additional contingent consideration related to the second earnout period in the amount of $3.0 million. This additional contingent consideration was paid during the second quarter of 2017.

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

The Zero2Ten Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing March 13, 2015, are included in the Company’s accompanying consolidated statement of comprehensive (loss) income. Pro forma financial information related to the Zero2Ten Acquisition is not presented as the effect of this acquisition was not material to the Company.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No material losses were recognized on contracts during the three- or six-month periods ended June 30, 2017 or 2016.

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), (the “New Revenue Standard”) requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The New Revenue Standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective method upon adoption. Adoption of the New Revenue Standard is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018. The Company currently expects to adopt the standard on January 1, 2018 using the modified retrospective method and will apply the guidance only to the most current period presented in the financial statements and only on contracts that are not completed as of the date of initial application. The cumulative effect of initially applying the standard will be recognized as an adjustment to the opening balance of retained earnings within stockholders’ equity. The Company has begun to evaluate the effect that ASU No. 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures. In particular, we are currently evaluating the potential impact of the new standard as it relates to distinguishing performance obligations, client acceptance and cancellation provisions, variable consideration, principal vs. agent consideration, warranties and post-contract support services among others. Due to the complexity of the new standard and the nature of our contracts, the actual revenue recognition treatment required under the new standard may vary and will be dependent on contract-specific terms. While the Company continues to analyze the potential impacts of the new standard, it is our current expectation that the impact on service revenue will be minimal. However, we do anticipate some changes within software revenue recognition. Specifically, the new standard will likely result in more of our software transactions being recorded on a net rather than gross presentation basis.

5. SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $160 thousand and $670 thousand for the three- and six-month periods ended June 30, 2017, respectively. Share-based compensation expense under all of the Company’s share-based plans was $302 thousand and $779 thousand for the three- and six-month periods ended June 30, 2016, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $2.1 million and $3.8 million during the three- and six-month periods ended June 30, 2017, respectively. Cash received from ESPP and stock option exercises was $708 thousand and $2.0 million during the three- and six-month periods ended June 30, 2016, respectively.

As of June 30, 2017, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $675 thousand and is expected to be recognized over a weighted-average period of 1.2 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

6. INCOME TAXES:

The Company recorded a tax provision of $1.5 million and a tax benefit of $(1.5) million for the three- and six-month periods ended June 30, 2017, respectively. The Company recorded a tax provision of $1.1 million and $584 thousand for the three- and six-month periods ended June 30, 2016, respectively. The reported tax provision for the three- and six-month periods ended June 30, 2017 results in an effective tax rate of 239.5% and 29.3%, respectively. The effective tax rates reflected our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the following to be important pieces of objective evidence:

•	The majority of our federal net operating loss carryforwards expire in 2020, reducing the time period over which the Company has to generate sufficient income to realize future benefit from the loss carryforward amounts.

•	The Company did not achieve 100% of its plans and/or projections through the first six months of 2017.

•	Our forecasts have increased risk associated with operations due to current disruption in our sales pipeline attributable to our channel partners pushing customers toward cloud-based service offerings and away from on-premise applications.

During the three-month period ended June 30, 2017 the Company increased the deferred tax asset valuation allowance by $1.1 million. As of June 30, 2017 and December 31, 2016, the recorded deferred tax asset valuation allowance balance was $9.3 and 8.2 million, respectively.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. No such amounts were recognized in the three- or six-month periods ended June 30, 2017 or 2016. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending June 30, 2018. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company adopted the recent Accounting Standards Update related to stock-based compensation during the three-month period ended March 31, 2017. This adoption had an impact on the tax treatment for stock option exercises during the first quarter of 2017 (as well as a cumulative adjustment for prior period activity). In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $779 thousand of tax benefit related to current year stock option exercises during the six-month period ended June 30, 2017 and the Company has also recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the newly adopted standard in the three-month period ended March 31, 2017.

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

As of June 30, 2017 and December 31, 2016, our only financial assets and liabilities required to be measured on a recurring basis were our contingent earnout consideration liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	SignificantOther Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at June 30, 2017:
Financial liabilities:
Contingent earnout consideration	$836	$—	$—	$836

Total financial liabilities	$836	$—	$—	$836

Balance at December 31, 2016:
Financial liabilities:
Contingent earnout consideration	$8,089	$—	$—	$8,089

Total financial liabilities	$8,089	$—	$—	$8,089

No financial instruments were transferred into or out of Level 3 classification during the three- or six-month periods ended June 30, 2017.

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

A reconciliation of the beginning and ending Level 3 net liabilities for the six-month period ended June 30, 2017 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2016	$8,089
Payment of contingent earnout consideration	(8,132)
Adjustment to estimated fair value of contingent earnout consideration (included within Selling, general and administrative expense)	604
Accretion of contingent earnout consideration (included within other expense, net)	275

Ending balance at June 30, 2017	$836

As of June 30, 2017 and December 31, 2016, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

8. GOODWILL AND INTANGIBLE ASSETS:

There have been no changes to the Company’s goodwill balance during 2017. Our annual goodwill and intangible assets measurement date is December 2. The Company continuously evaluates for any triggering events and no such events have occurred during the three or six month periods ended June 30, 2017.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $698 thousand and $1.4 million during the three- and six-month periods ended June 30, 2017, respectively. Amortization expense was $858 thousand and $1.7 million during the three- and six-month periods ended June 30, 2016, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue—software cost within the condensed consolidated statements of comprehensive (loss) income) of $4 thousand and $6 thousand during the three- and six-month periods ended June 30, 2017, respectively. The Company recorded amortization from capitalized internally developed software of $49 thousand and $94 thousand during the three- and six-month periods ended June 30, 2016, respectively.

Estimated annual amortization expense of our intangible assets (including amortization expense associated with capitalized software costs) for the current year and the following five years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2017	$2,804
2018	$2,240
2019	$1,712
2020	$1,057
2021 and beyond	$565

9. ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(In Thousands)
Accrued bonuses	$3,575	$3,053
Accrued payroll related liabilities	2,597	2,614
Accrued vacation	3,021	2,243
Accrued commissions	983	2,537
Accrued software expense	1,565	844
Accrued contractor fees	385	455
Accrued professional service fees	282	344
Deferred rent	71	74
Income tax related accruals	352	166
Other accrued expenses	1,451	1,167

Total	$14,282	$13,497

10. NET (LOSS) INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net (loss) income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)
Basic net (loss) income per share:
Net (loss) income applicable to common shares	$(860)	$1,313	$(3,547)	$550

Weighted average common shares outstanding	13,586	12,126	13,280	11,959

Basic net (loss) income per share of common stock	$(0.06)	$0.11	$(0.27)	$0.05

Diluted net (loss) income per share:
Net (loss) income applicable to common shares	$(860)	$1,313	$(3,547)	$550

Weighted average common shares outstanding	13,586	12,126	13,280	11,959
Dilutive effects of stock options	—	1,906	—	1,917

Weighted average common shares, assuming dilutive effect of stock options	13,586	14,032	13,280	13,876

Diluted net (loss) income per share of common stock	$(0.06)	$0.09	$(0.27)	$0.04

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 142 thousand shares and 142 thousand shares in the three- and six-month periods ended June 30, 2017, respectively. There were no such anti-dilutive shares outstanding for the three- and six-month periods ended June 30, 2016. As of June 30, 2017 and 2016, there were approximately 1.8 and 3.5 million share-based awards outstanding, respectively, under the Company’s equity plans.

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

The Company did not repurchase any shares of common stock during the three- or six-month periods ended June 30, 2017 or 2016.

12. REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to certain financial covenants. The Company was in compliance with the financial covenants (which are related to interest coverage and leverage) as of June 30, 2017. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of June 30, 2017.

13. CONTRACT TERMINATION EXPENSE

In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

14. GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$27,253	$29,227	$52,354	$55,686
Canada	2,272	2,989	5,147	6,740
Other International	780	1,808	1,934	3,496

Total revenue	$30,305	$34,024	$59,435	$65,922

Substantially all of the Company’s long-lived assets are located within the United States.

15. SEGMENT INFORMATION

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

Segment information for the three-month periods ended June 30, 2017 and 2016 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
June 30, 2017
Total revenue	$12,691	$14,604	$3,010	$—	$30,305
Operating income (loss)	$624	$2,608	$90	$(2,705)	$617
Depreciation and amortization expense	$561	$199	$—	$29	$789
June 30, 2016
Total revenue	$16,527	$13,005	$4,492	$—	$34,024
Operating income (loss)	$2,212	$1,681	$821	$(1,759)	$2,955
Depreciation and amortization expense	$717	$244	$44	$48	$1,053

Segment information for the six-month periods ended June 30, 2017 and 2016 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
June 30, 2017
Total revenue	$26,999	$25,954	$6,482	$—	$59,435
Operating income (loss)	$1,522	$3,537	$68	$(9,909)	$(4,782)
Depreciation and amortization expense	$1,123	$398	$—	$79	$1,600
June 30, 2016
Total revenue	$33,033	$23,841	$9,048	$—	$65,922
Operating income (loss)	$3,851	$1,965	$1,799	$(5,288)	$2,327
Depreciation and amortization expense	$1,437	$481	$89	$95	$2,102

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 84.5% and 84.4% of service revenue for the three- and six-month periods ended June 30, 2017, respectively. Time and materials-based contracts represented 85.5% and 83.2% of service revenue for the three- and six-month periods ended June 30, 2016, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 8.7% and 8.7% of service revenue for the three- and six-month periods ended June 30, 2017, respectively. Fixed-price contracts represented 9.9% and 12.2% of service revenue for the three- and six-month periods ended June 30, 2016, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 6.8% and 6.9% of service revenue during the three- and six-month periods ended June 30, 2017, respectively. Retainer-based contracts represented 4.6% and 4.6% of service revenue during the three- and six-month periods ended June 30, 2016, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Operating Expenses . The largest portion of our operating expenses consists of cash and non-cash compensation and benefits associated with our project consulting personnel and related expenses. Non-cash compensation includes share-based compensation expense arising from restricted stock and option grants to employees. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and service revenue to be an important measure of our operating performance. The relationship between project personnel expenses and service revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expense is composed of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

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

Executive Officer Severance. The Company incurred $3.4 million of expense associated with the termination of two Executive Officers of the Company during the three-month period ended March 31, 2017. During the three-months ended March 31, 2017 the Company terminated without cause the employment of the Chairman, President, and Chief Executive Officer as well as the Executive Vice President and Chief Strategy and Technology Officer. The severance expense associated with these terminations include salary and salary related expenses (including bonus) as well as the expense associated with the acceleration of stock award vesting. No such expense was recognized in the three month period ended June 30, 2017 or the three- or six-month periods ended June 30, 2016.

Direct Acquisition Costs. The Company incurred $430 thousand of direct acquisition costs related to the acquisition of substantially all of the assets of M2 Dynamics in the three-month period ended March 31, 2016. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions. No such expenses were incurred in the three- or six-month periods ended June 30, 2017.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. During the three-month period ended March 31, 2017 the Company recorded an increase to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $604 thousand. This adjustment was related to the finalization of the M2 Dynamics and Zero2Ten earnout calculations. During the three-month period ended June 30, 2016 the Company recorded an decrease to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $(928) thousand. This adjustment was related to the change in forecasted performance of M2 Dynamics, Zero2Ten and Branchbird. Accretion of the contingent earnout liability is classified as other expense on the consolidated statements of comprehensive loss. As of June 30, 2017 and December 31, 2016, the Company had $836 thousand and $8.1 million, respectively, accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics Acquisitions.

Contract termination expense. In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2017, Compared to Results for the Three and Six Months Ended June 30, 2016,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Six Months Ended June 30, 2017, Compared to Results for the Three and Six Months Ended June 30, 2016

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Service revenue	80.6%	84.0%	83.4%	86.1%
Software revenue	14.6%	10.7%	11.7%	8.6%
Reimbursable expenses	4.8%	5.3%	4.9%	5.3%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	49.8%	50.8%	52.8%	53.9%
Software costs	7.4%	6.2%	6.1%	5.1%
Reimbursable expenses	4.8%	5.3%	4.9%	5.3%

Total cost of revenue	62.0%	62.3%	63.8%	64.3%

Gross profit	38.0%	37.7%	36.2%	35.7%
Operating expenses:
Selling, general and administrative	29.6%	28.8%	31.8%	29.9%
Executive officer severance	—%	—%	5.7%	—%
Contract termination expense	3.7%	—%	1.9%	—%
Consent solicitation expense	—%	—%	1.1%	—%
Change in fair value of contingent earnout consideration	—%	(2.8)%	1.0%	(1.4)%
Direct acquisition costs	—%	—%	—%	0.7%
Depreciation and amortization	2.6%	3.0%	2.7%	3.0%

Total operating expenses	35.9%	29.0%	44.2%	32.2%

Operating Income (Loss)	2.1%	8.7%	(8.0)%	3.5%
Other expense, net	—%	1.7%	0.4%	1.8%

Income (Loss) before income taxes	2.1%	7.0%	(8.4)%	1.7%
Income tax provision (benefit)	4.9%	3.1%	(2.4)%	0.9%

Net (Loss) Income	(2.8)%	3.9%	(6.0)%	0.8%

Revenue. Total revenue decreased by $(3.7) million, or (10.9)%, to $30.3 million during the three-month period ended June 30, 2017, compared to total revenue of $34.0 million in the three-month period ended June 30, 2016. Total revenue decreased by $(6.5) million, or (9.8)%, to $59.4 million during the six-month period ended June 30, 2017, compared to total revenue of $65.9 million in the six-month period ended June 30, 2016. Service revenue decreased by $(4.1) million, or (14.5)%, to $24.4 million during the three-month period ended June 30, 2017, compared to service revenue of $28.6 million in the three-month period ended June 30, 2016. Service revenue decreased by $(7.2) million, or (12.7)%, to $49.6 million during the six-month period ended June 30, 2017, compared to service revenue of $56.8 million in the six-month period ended June 30, 2016.

Service revenue continues to be negatively affected by the channel disruption related to the vendor push to the adoption of cloud-based technologies and our customers’ decision processes and timing related to such adoption. While our 2015 acquisitions of M2 Dynamics, Branchbird and Zero2Ten have strengthened the Company’s cloud-based offerings in both the EPM and ERP markets, we are still experiencing delays in customer purchasing. The decrease in service revenue year over year is further driven by the beneficial impact to 2016 of the timing of customer initiated project start delays in the second half of 2015 (serving to increase the active project base during the first quarter 2016, a time when our customers have historically been focused on year-end closing procedures rather than beginning new consulting engagements).

On a sequential quarterly basis, service revenue remained consistent (despite one additional billing day). This further illustrates the temporary disruption in the marketplace as our customer base considers the adoption of cloud based solutions. The Company remains uniquely positioned to serve customers in both the cloud based as well as on premise solutions.

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

Billable consultant utilization decreased to 73.7% and 74.0% during the three- and six-month periods ended June 30, 2017 compared to 75.6% and 74.2% during the three- and six-month periods ended June 30, 2016. Billable headcount, excluding contractors, decreased by (44), to 337 as of June 30, 2017, compared to 381 as of June 30, 2016.

Annualized service revenue per billable consultant, as adjusted for utilization, was $383 thousand and $350 thousand during the three-month periods ended June 30, 2017 and 2016, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $368 thousand and $358 thousand during the six-month periods ended June 30, 2017 and 2016, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three- and six-month periods ended June 30, 2017, software revenue totaled $4.4 million and $7.0 million, or 14.6% and 11.7% of total revenue, respectively, compared to software revenue of $3.6 million and $5.7 million, or 10.7% and 8.6%, respectively, in the three- and six-month periods ended June 30, 2016. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue was $1.4 million and $1.8 million for the three-month periods ended June 30, 2017 and 2016, respectively. Reimbursed expense revenue was $2.9 million and $3.5 million for each of the six-month periods ended June 30, 2017 and 2016, respectively. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the six-month period ended June 30, 2017 totaled 530, as compared to 578 customers during the six-month period ended June 30, 2016. During the first six months of 2017, we secured first-time engagements with a total of 55 new customers, compared to 75 new customer engagements during the first six months of 2016.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(2.4) million, or (11.4)%, to $18.8 million for the three-month period ended June 30, 2017, compared to $21.2 million in the comparative 2016 quarterly period. Cost of revenue decreased by $(4.4) million, or (10.4)%, to $37.9 million during the year-to-date period ended June 30, 2017 compared to $42.4 million in the comparative 2016 year-to-date period.

The primary drivers of the 2017 year-over-year decrease in total cost of revenue during the three- and six-month periods ended June 30, 2017, on an absolute dollar basis, were related to decreases in salary and salary-related expenses, inclusive of incentive compensation (primarily associated with the decrease in billable consultant headcount). The Company maintained 337 billable consultants (excluding contractors) as of the quarter ended June 30, 2017, compared to 381 billable consultants (excluding contractors) at the end of the second quarter of 2016.

Project and personnel costs represented 49.8% and 52.8% of total revenue during the three- and six-month periods ended June 30, 2017, respectively, as compared to 50.8% and 53.9% of total revenue during the three- and six-month periods ended June 30, 2016, respectively.

The decrease in project and personnel costs for both the three- and six-month periods ended June 30, 2017, as a percentage of total revenue, is the result of decreased salary and salary related expenses (inclusive of incentive compensation) combined with a decrease reliance on third party contractors. The decrease in salary and related expenses is a direct result of the decrease in billable headcount in the comparative periods.

Software costs amounted to $2.2 million and $3.6 million during the three- and six-month periods ended June 30, 2017, respectively. Software costs amounted to $2.1 million and $3.4 million during the three- and six-month periods ended June 30, 2016, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $1.4 million and $2.9 million for the three- and six-month periods ended June 30, 2017, respectively, compared to $1.8 million and $3.5 million in the comparative periods of 2016, respectively.

Gross Profit. During the three-month period ended June 30, 2017, total gross profit decreased $(1.3) million, or (10.2)%, to $11.5 million compared to gross profit of $12.8 million in the three-month period ended June 30, 2016. During the six-month period ended June 30, 2017, total gross profit decreased $(2.1) million, or (8.8)%, to $21.5 million compared to total gross profit of $23.6 million in the six-month period ended June 30, 2016. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, increased to 38.0% in the second quarter of 2017, compared to 37.7% in the second quarter of 2016. Total gross margin increased to 36.2% in the six-month period ended June 30, 2017, compared to 35.7% in the comparative 2016 year-to-date period. The year-over-year quarterly and year-to-date improvement in total gross margin percentage are primarily the result of increased software margin contributions over each of the comparable periods.

Service revenue gross margins were 38.2% in the second quarter of 2017, compared to 39.5% in the second quarter of 2016. Service revenue gross margins were 36.7% in the six-month period ended June 30, 2017, compared to 37.4% in the comparative 2016 year-to-date period. The decrease in service gross margin for the three- and six-month periods ended June 30, 2017 are directly related to the decreases in billable consultant utilization and billable headcount.

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

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 29.6% and 31.8% during the three- and six-month periods ended June 30, 2017, respectively, compared to 28.8% and 29.9% in the three- and six-month periods of 2016, respectively. On an absolute dollar-basis, SG&A expenses decreased by $(802) thousand, or (8.2)%, and decreased by $(808) thousand, or (4.1)%, to $9.0 million and $18.9 million in the three- and six-month periods ended June 30, 2017, respectively, compared to SG&A expenses of $9.8 million and $19.7 million in the three- and six-month period ended June 30, 2016, respectively.

Selling, general and administrative expense decreased, during both the three- and six-month periods ended June 30, 2017 as a result of salary and salary-related expenses (inclusive of incentive compensation). The decrease in salary and salary-related expenses were driven by the decrease in funding of variable compensation plans.

Executive Officer Severance. During the three-month period ended March 31, 2017, the Company terminated the employment of the former Chairman, President, and Chief Executive Officer and the former Chief Strategy and Technology Officer. In connection with these terminations, the Company incurred $3.4 million of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. No such expenses were incurred in the three-month period ended June 30, 2017 or during the three- or six-month periods ended June 30, 2016.

Contract Termination Expense. In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Consent Solicitation Expense. During the three-month period ended March 31, 2017, we incurred $666 thousand of legal and advisory expenses in connection with defense against a consent solicitation. During the three-month period ended March 31, 2016, we incurred $58 thousand of legal and advisory expenses in connection with defense against a consent solicitation. No such expenses were incurred in the three-month periods ended June 30, 2017 or 2016, respectively.

Change in Fair Value of Contingent Earnout Consideration. The Company continually examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the three-month period ended March 31, 2017, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of higher achievement of financial targets than initially forecasted) which resulted in $604 thousand of expense. The Company recorded no such expense during the three-month period ended June 30, 2017. The Company recorded a change of $(928) thousand in fair value of the estimated earnout consideration to be achieved (based on forecasted performance of the M2 Dynamics, Branchbird and Zero2Ten acquisitions.

Direct Acquisition Costs. During the first quarter of 2016, the Company incurred approximately $430 thousand of direct acquisition costs associated with the December 2015 acquisition of M2 Dynamics. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition. During the three-and six-month periods ended June 30, 2017, the Company recorded no such expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(218) thousand, or (21.7)%, to $786 thousand in the quarter ended June 30, 2017 as compared to $1.0 million in the quarter ended June 30, 2016. Similarly, depreciation and amortization expense decreased $(414) thousand, or (20.6)%, to $1.6 million in the six-month period ended June 30, 2017 compared to $2.0 million in the comparative 2016 year-to-date period.

Amortization expense was $699 thousand and $1.4 million during the three- and six-month periods ended June 30, 2017, respectively, compared to amortization expense of $858 thousand and $1.7 million in the three- and six-month periods ended June 30, 2016, respectively. The amortization expense recognized during 2017 and 2016 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense was $87 thousand and $197 thousand recorded in the three- and six-month periods ended June 30, 2017, respectively. Depreciation expense was $146 thousand and $293 thousand recorded in the three- and six-month periods ended June 30, 2016, respectively.

Operating Income (Loss). Operating income was $617 thousand in the second quarter of 2017, compared to operating income of $3.0 million in the comparative 2016 quarterly period. Operating loss for the six-month period ended June 30, 2017 was $(4.8) million, compared to operating income of $2.3 million in the comparative 2016 year-to-date period.

The 2017 second quarter and year-to-date decrease in operating metrics are primarily attributable to the channel disruption previously discussed related to the migration to cloud based solutions by our third party partners, which results in a decrease in billable consultant utilization, as described above. For the six month period ended June 30, 2017 the decrease is further impacted by the impact of the executive officer severance, as described above.

Other Expense, Net. Other expense, net, totaled zero and $233 thousand during the three- and six-month periods ended June 30, 2017, respectively, while other expense, net, totaled $568 thousand and $1.2 million during the comparative 2016 periods, respectively. Other expense, net, for the three-months ended June 30, 2017 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Branchbird Acquisition which was offset by periodic foreign currency exchange gains and losses. Other expense, net, for the six-months ended June 30, 2017 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Zero2Ten and Branchbird Acquisitions and also includes periodic foreign currency exchange gains and losses. Other expense, net for the three- and six-months ended June 30, 2016 were related to the accretion of the contingent earnout liability recognized in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions combined with periodic foreign currency exchange gains and losses.

Income Tax Provision (Benefit). We recorded a provision for income taxes of $1.5 million and a benefit of $(1.5) million during the three- and six-month periods ended June 30, 2017, respectively. We recorded a provision for income taxes of $1.1 million and $584 thousand during the three- and six-month periods ended June 30, 2016, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 239.5% and 29.3% during the three- and six-month periods ended June 30, 2017, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 45.0% and 51.5% during the three- and six-month periods ended June 30, 2016, respectively.

Reported income tax expense during the comparative 2017 and 2016 quarterly periods also includes expense amounts attributable to foreign income taxes, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and interest and penalties.

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

The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income in the period of the adjustment. During the three- and six-month periods ended June 30, 2017, the Company increased the deferred tax asset valuation allowance by $1.1 million.

Net (Loss) Income. We incurred net loss of $(860) thousand and $(3.5) million during the three- and six-month periods ended June 30, 2017, respectively, compared to net income of $1.3 million and $550 thousand during the three- and six-month periods ended June 30, 2016, respectively. The 2017 second quarter and year-to-date decreases in net income are primarily attributable to the increase in deferred tax asset valuation allowance combined with channel disruption previously discussed related to the migration to cloud based solutions by our third party partners, which has lead to the decrease in billable consultant utilization, as described above. Additionally, the contract termination expense and the executive officer severance expense contribute to the loss in the three- and six-month periods respectively.

Operating Segments. Total revenue within our EPM operating segment decreased $(3.8) million, or (23.2)%, to $12.7 million in the three-month period ended June 30, 2017 compared to $16.5 million in the three-month period ended June 30, 2016. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment increased by $1.6 million, or 12.3%, to $14.6 million in the three-month period ended June 30, 2017 compared to $13.0 million in the three-month period ended June 30, 2016. The increase in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(1.5) million, or (33.0)%, to $3.0 million in the three-month period ended June 30, 2017 compared to $4.5 million in the three-month period ended June 30, 2016. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Total revenue within our EPM operating segment decreased $(6.0) million, or (18.3)%, to $27.0 million in the six-month period ended June 30, 2017 compared to $33.0 million in the six-month period ended June 30, 2016. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment increased by $2.1 million, or 8.9%, to $26.0 million in the six-month period ended June 30, 2017 compared to $23.8 million in the six-month period ended June 30, 2016. The increase in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(2.6) million, or (28.4)%, to $6.5 million in the six-month period ended June 30, 2017 compared to $9.0 million in the six-month period ended June 30, 2016. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Operating income within our EPM operating segment decreased $(1.6) million, or (71.8)%, to $624 thousand in the three-month period ended June 30, 2017 compared to $2.2 million in the three-month period ended June 30, 2016. The decrease in operating income was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud-based solutions). Operating income within our ERP operating segment increased by $927 thousand, or 55.1%, to $2.6 million in the three-month period ended June 30, 2017 compared to $1.7 million in the three-month period ended June 30, 2016. The increase in operating income was, due in part to the increased revenue contribution noted above. Operating income within our Classic Consulting operating segment decreased by $(731) thousand, or (89.0)%, to $90 thousand in the three-month period ended June 30, 2017 compared to $821 thousand in the three-month period ended June 30, 2016. The decrease in operating income was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Operating income within our EPM operating segment decreased $(2.3) million, or (60.5)%, to $1.5 million in the six-month period ended June 30, 2017 compared to $3.9 million in the six-month period ended June 30, 2016. The decrease in operating income was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud-based solutions). Operating income within our ERP operating segment increased by $1.6 million, or 80.0%, to $3.5 million in the six-month period ended June 30, 2017 compared to $2.0 million in the six-month period ended June 30, 2016. The increase in operating income was, due in part to the increased revenue contribution noted above. Operating income within our Classic Consulting operating segment decreased by $(1.7) million, or (96.2)%, to $68 thousand in the six-month period ended June 30, 2017 compared to $1.8 million in the six-month period ended June 30, 2016. The decrease in operating income was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(5,188)	$(934)
Investing activities	(52)	(316)
Financing activities	(1,402)	(34)
Effects of exchange rates on cash	41	40

Total cash used in the period	$(6,601)	$(1,244)

As of June 30, 2017, we had cash and cash equivalents of $13.1 million, a $(6.6) million decrease from the December 31, 2016 balance of $19.7 million. The primary drivers of the decrease in cash during 2017 are the contingent earnout consideration payments related to the M2 Dynamics and Zero2Ten Acquisition, bonus and commission payments related to the Company’s 2016 performance-based incentive programs, severance payments to two former members of executive management and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables.

The earnout agreement entered into in connection with the acquisition of Branchbird may require significant cash payments upon the completion of the earnout periods in 2017. Future payments related to earnout performance are expected to be made in the fourth quarter of 2017. The amounts of these payments will be determined by the financial performance of the acquired entity. As of June 30, 2017, the Company had accrued $836 thousand of contingent earnout consideration.

Working capital, which is defined as current assets less current liabilities, increased to $23.0 million as of June 30, 2017, as compared to $22.5 million as of December 31, 2016.

Historically, we have used our operating cash flows, available cash and periodic sales of our common stock to finance ongoing operations and business combinations. We believe that our cash and cash equivalents will be sufficient to finance our working capital needs for at least the next twelve months. We periodically reassess the adequacy of our liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures and possible business combinations. The pace at which we will either generate or consume cash will be dependent upon future operations and the level of demand for our services on an ongoing basis.

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

Net cash used in operating activities was $(5.2) million for the six-month period ended June 30, 2017, as compared to net cash used in operating activities of $(934) thousand for the six-month period ended June 30, 2016. The primary components of operating cash flows during the first six months of 2017 were driven by the collection of receivables, offset by the reported net loss, payments of executive officer severance, contingent earnout consideration, bonus and commissions under our 2016 performance-based bonus programs, contract termination fees and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, non-cash charges were primarily driven by depreciation and amortization, stock-based compensation and change in fair value of contingent earnout consideration, partially offset by deferred income taxes. The primary components of operating cash flows during the first six months of 2016 were driven by the collection of receivables on a growing total revenue base, offset by the payment of bonus and commissions under our 2015 performance-based bonus programs, payments associated with contingent earnout consideration and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash charges of $3.3 million (primarily accretion of contingent earnout obligations combined with change in fair value of contingent earnout consideration and changes in deferred income taxes, depreciation, amortization, and stock-based compensation expense).

Net cash used in investing activities was $(52) thousand during the six-month period ended June 30, 2017, compared to net cash used in investing activities of $(316) thousand in the six-month period ended June 30, 2016. Cash used in investing activities in the six-month period ended June 30, 2017 related to the purchases of property and equipment. Cash used in investing activities in the six-month periods ended June 30, 2016 consisted of the M2 Dynamics Acquisition and, to a lesser extent, the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(1.4) million in the six-month period ended June 30, 2017, compared to net cash used in financing activities of $(34,000) in the six-month period ended June 30, 2016. The 2017 cash used in financing activities was driven by the payments of the contingent earnout consideration related to the M2 Dynamics and Zero2Ten Acquisitions, partially offset by the proceeds attributable to our Employee Stock Purchase Plan and stock option exercises. The 2016 cash flows used in financing activities are attributable to the payment of the contingent earnout consideration related to the Zero2Ten Acquisition, partially offset by the proceeds associated with our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of June 30, 2017.

Acquisitions, Earnout Payments and Commitments

Acquisition of M2 Dynamics: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics was eligible to receive additional contingent consideration. Contingent earnout consideration paid to M2 Dynamics was based upon the achievement of certain performance measures over one twelve-month earnout period, concluding in December 2016. The earnout payment of $5.1 million was made to M2 Dynamics during the second quarter of 2017.

Acquisition of Branchbird: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, concluding in August 2017. Based upon initial fair value estimates, the Company has recorded contingent earnout consideration described above of $836 thousand. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million.

Acquisition of Zero2Ten: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten was eligible to receive additional contingent consideration. Contingent earnout consideration paid to Zero2Ten was based upon the achievement of certain performance measures over two consecutive twelve-month earnout periods, which concluded in March 2017. The earnout payments of $3.0 million and $3.9  million were made to Zero2Ten during the second quarters of 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update address, among other things, the recognition of excess tax benefits and deficiencies associated with share-based payments, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $779 thousand of tax benefit related to current period stock option exercises and the Company has also recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the newly adopted standard.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended June 30, 2017 or 2016. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended June 30, 2017 and 2016.

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

The following table provides information with respect to purchases of our common stock during the quarter ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2017	—	$—	—	$8,733,963
May 1 – 31, 2017	—	$—	—	$8,733,963
June 1 – 30, 2017	—	$—	—	$8,733,963

Total	—	$—	—	$8,733,963

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	- Filed herewith.
**	- Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 4, 2017	/s/ JEFFREY RUTHERFORD
Jeffrey Rutherford
Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2017	/s/ TIMOTHY R. OAKES
Timothy R. Oakes Chief Financial Officer (Principal Financial and Accounting Officer)