Form 10-Q
period 2017-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2017-11-03
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 30, 2017 was 14,015,442.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,796	$19,693
Accounts receivable, net of allowance of $150	25,584	25,661
Prepaid expenses and other current assets	1,173	1,208

Total current assets	39,553	46,562
Property and equipment, net	464	623
Intangible assets, net	6,273	8,378
Goodwill	29,983	29,983
Deferred tax assets, net	23,181	19,031
Other assets	218	228

Total assets	$99,672	$104,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453	$634
Accrued liabilities	13,697	13,497
Contingent earnout consideration	—	8,089
Deferred revenue	2,056	1,811

Total current liabilities	16,206	24,031
Revolving credit facility	5,000	5,000

Total liabilities	21,206	29,031
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2017 and December 31, 2016, 13,959 and 12,878 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	297	297
Paid-in capital	203,599	207,445
Treasury stock, at cost, 15,777 and 16,858 shares at September 30, 2017 and December 31, 2016, respectively	(99,501)	(108,335)
Accumulated other comprehensive loss	(550)	(580)
Retained deficit	(25,379)	(23,053)

Total stockholders’ equity	78,466	75,774

Total liabilities and stockholders’ equity	$99,672	$104,805

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Service revenue	$23,562	$27,032	$73,132	$83,811
Software revenue	2,385	2,090	9,339	7,755
Reimbursable expenses	1,414	1,704	4,325	5,182

Total revenue	27,361	30,826	86,796	96,748
Cost of revenue:
Project and personnel costs	14,185	17,141	45,574	52,669
Software costs	1,441	1,341	5,079	4,693
Reimbursable expenses	1,414	1,704	4,325	5,182

Total cost of revenue	17,040	20,186	54,978	62,544

Gross profit	10,321	10,640	31,818	34,204
Operating expenses:
Selling, general and administrative	10,312	8,945	29,231	28,564
Executive officer severance	816	—	4,187	—
Consent solicitation expense	—	—	666	108
Contract termination expense	—	—	1,125	—
Change in fair value of contingent earnout consideration	(856)	—	(252)	(928)
Direct acquisition costs	—	—	—	430
Depreciation and amortization	782	1,011	2,376	3,019

Total operating expenses	11,054	9,956	37,333	31,193

Operating (loss) income	(733)	684	(5,515)	3,011
Other (income) expense, net	(33)	568	200	1,761

(Loss) income before income taxes	(700)	116	(5,715)	1,250
Tax provision (benefit)	(528)	73	(1,996)	657

Net (loss) income	$(172)	$43	$(3,719)	$593

Comprehensive (loss) income:
Currency translation adjustments	23	(28)	30	10

Total comprehensive (loss) income	$(149)	$15	$(3,689)	$603

Net (loss) income per share:
Basic net (loss) income per share of common stock	$(0.01)	$0.00	$(0.28)	$0.05

Diluted net (loss) income per share of common stock	$(0.01)	$0.00	$(0.28)	$0.04

Shares used in computing basic net (loss) income per share of common stock	13,924	12,253	13,497	12,057

Shares used in computing diluted net (loss) income per share of common stock	13,924	14,090	13,497	14,080

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,719)	$593
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, excluding the impact of acquisitions:
Depreciation and amortization	2,384	3,155
Share-based compensation expense	889	1,039
Recovery of doubtful accounts	—	(24)
Deferred income taxes	(2,758)	297
Change in fair value of contingent earnout consideration	(252)	(928)
Accretion of contingent earnout consideration	295	1,730
Excess tax benefit from stock options	—	(192)
Changes in operating accounts, net of acquisition:
Accounts receivable	5	(208)
Prepaid expenses and other current assets	45	(701)
Accounts payable	(181)	65
Accrued liabilities and other liabilities	(2,744)	(4,017)
Deferred revenue	246	(643)

Net cash (used in) provided by operating activities	(5,790)	166

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire M2 Dynamics	—	(93)
Purchases of property and equipment	(116)	(327)

Net cash used in investing activities	(116)	(420)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from employee stock plans and stock option exercises	4,100	2,399
Payment of contingent earnout consideration	(5,189)	(2,214)
Excess tax benefit from stock options	—	192

Net cash used in financing activities	(1,089)	377

Effects of exchange rates on cash	98	43

Net (decrease) increase in cash and cash equivalents	(6,897)	166
CASH AND CASH EQUIVALENTS, beginning of period	19,693	11,981

CASH AND CASH EQUIVALENTS, end of period	$12,796	$12,147

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$409	$215

Issuance of restricted stock awards	$108	$—

Issuance of stock to directors	$93	$—

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

Other comprehensive (loss) income consists of net (loss) income plus or minus any currency translation adjustments.

The Company has reclassified $1.0 million in payments associated with the Zero2Ten contingent earnout arrangement from cash flows from financing activities to cash flows from operating activities in the nine-month period ended September 30, 2016, in order to conform to current period presentation.

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

During the quarter ended March 31, 2016, the Company increased total purchase price consideration of the M2 Dynamics Acquisition, resulting in an increase to the carrying value of goodwill, by $73 thousand. The increase is attributable to the final true-up of excess net working capital delivered by M2 Dynamics at the closing of the transaction.

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

In December 2016, M2 Dynamics completed its twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, M2 Dynamics received additional contingent consideration related to the earnout period in the amount of $5.1 million. This additional contingent consideration was paid during the second quarter of 2017.

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

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird will be based upon the achievement of certain performance measures (and is not impacted by continued employment status of Branchbird owners) over two consecutive one-year earnout periods, concluding on August 16, 2017. The maximum amount of contingent earnout consideration that can be earned by Branchbird is capped at $2.4 million. The Company continually examines actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended December 31, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $221 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive (loss) income). Further, during the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive (loss) income). Finally, during the three-month period ended September 30, 2017, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of actual financial performance achieved). This change in estimate resulted in a reversal of expense of $856 thousand (which was recorded as a component of changes in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive (loss) income).

In August 2017, Branchbird completed its second twelve-month earnout period, during which certain performance measurements were not achieved. Accordingly, Branchbird did not receive additional contingent consideration related to the earnout period. As of September 30, 2017 the Branchbird earnout period has been completed and no further consideration is owed.

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

In March 2016, Zero2Ten completed its first twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, Zero2Ten received additional contingent consideration related to the first earnout period in the amount of $3.9 million. This additional contingent consideration was paid during the second quarter of 2016.

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

In March 2017, Zero2Ten completed its second twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, Zero2Ten received additional contingent consideration related to the second earnout period in the amount of $3.0 million. This additional contingent consideration was paid during the second quarter of 2017.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No material losses were recognized on contracts during the three- or nine-month periods ended September 30, 2017 or 2016.

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), (the “New Revenue Standard”) requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The New Revenue Standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective method upon adoption. Adoption of the New Revenue Standard is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018. The Company currently expects to adopt the standard on January 1, 2018 using the modified retrospective method and will apply the guidance only to the most current period presented in the financial statements and only on contracts that are not completed as of the date of initial application. The cumulative effect of initially applying the standard will be recognized as an adjustment to the opening balance of retained earnings within stockholders’ equity. The Company has begun to evaluate the effect that ASU No. 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures. In particular, we are currently evaluating the potential impact of the new standard as it relates to distinguishing performance obligations, variable consideration and principal vs. agent consideration. Due to the complexity of the new standard and the nature of our contracts, the actual revenue recognition treatment required under the new standard may vary and will be dependent on contract-specific terms. While the Company continues to analyze the potential impacts of the new standard, it is our current expectation that the impact on service revenue will be minimal. However, we do anticipate some changes within software revenue recognition. Specifically, the new standard will likely result in more of our software transactions being recorded on a net rather than gross presentation basis.

There are also certain considerations related to internal control over financials reporting that are associated with implementing Topic 606. The Company is evaluating its internal control framework over revenue recognition to identify any changes that may need to be made in relation to the implementation process, as well as upon adoption of the new guidance.

In addition, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. The Company’s implementation phase includes designing and implementing the appropriate internal controls to obtain and disclose the information required under Topic 606.

5.	SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $219 thousand and $889 thousand for the three- and nine-month periods ended September 30, 2017, respectively. Share-based compensation expense under all of the Company’s share-based plans was $260 thousand and $1.0 million for the three- and nine-month periods ended September 30, 2016, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $313 thousand and $4.1 million during the three- and nine-month periods ended September 30, 2017, respectively. Cash received from ESPP and stock option exercises was $377 thousand and $2.4 million during the three- and nine-month periods ended September 30, 2016, respectively.

As of September 30, 2017, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $509 thousand and is expected to be recognized over a weighted-average period of 1.2 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

6.	INCOME TAXES:

The Company recorded a tax benefit of $(528) thousand and a tax benefit of $(2.0) million for the three- and nine-month periods ended September 30, 2017, respectively. The Company recorded a tax provision of $73 thousand and $657 thousand for the three- and nine-month periods ended September 30, 2016, respectively. The reported tax provision for the three- and nine-month periods ended September 30, 2017 results in an effective tax rate of (75.4)% and (34.9)%, respectively. The effective tax rates reflected our combined federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the following to be important pieces of objective evidence:

•	The majority of our federal net operating loss carryforwards expire in 2020, reducing the time period over which the Company has to generate sufficient income to realize future benefit from the loss carryforward amounts.

•	The Company did not achieve 100% of its plans and/or projections through the first nine months of 2017.

•	Our forecasts have increased risk associated with operations due to current disruption in our sales pipeline attributable to our channel partners pushing customers toward cloud-based service offerings and away from on-premise applications.

During the three-month period ended June 30, 2017 the Company increased the deferred tax asset valuation allowance by $1.1 million. As of September 30, 2017 and December 31, 2016, the recorded deferred tax asset valuation allowance balance was $9.3 and $8.2 million, respectively.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. No such amounts were recognized in the three- or nine-month periods ended September 30, 2017 or 2016. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2018. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company adopted the recent Accounting Standards Update related to stock-based compensation during the three-month period ended March 31, 2017. This adoption had an impact on the tax treatment for stock option exercises during the first quarter of 2017 (as well as a cumulative adjustment for prior period activity). In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $6 thousand and $786 thousand of tax benefit related to current year stock option exercises during the three- and nine-month periods ended September 30, 2017, respectively and the Company also recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the newly adopted standard in the three-month period ended March 31, 2017.

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

As of September 30, 2017, we have no financial assets or liabilities required to be measured on a recurring basis. As of December 31, 2016, our only financial assets and liabilities required to be measured on a recurring basis were our contingent earnout consideration liabilities.

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

No financial instruments were transferred into or out of Level 3 classification during the three- or nine-month periods ended September 30, 2017.

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

A reconciliation of the beginning and ending Level 3 net liabilities for the nine-month period ended September 30, 2017 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at December 31, 2016	$8,089
Payment of contingent earnout consideration	(8,132)
Adjustment to estimated fair value of contingent earnout consideration (included within Selling, general and administrative expense)	(252)
Accretion of contingent earnout consideration (included within other expense, net)	295

Ending balance at September 30, 2017	$—

As of September 30, 2017 and December 31, 2016, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments.

8.	GOODWILL AND INTANGIBLE ASSETS:

There have been no changes to the Company’s goodwill balance during 2017. Our annual goodwill and intangible assets measurement date is December 2. The Company continuously evaluates for any triggering events and no such events have occurred during the three- or nine-month periods ended September 30, 2017.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $699 thousand and $2.1 million during the three- and nine-month periods ended September 30, 2017, respectively. Amortization expense was $903 thousand and $2.7 million during the three- and nine-month periods ended September 30, 2016, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

The Company recorded amortization from capitalized internally developed software (intellectual property) (reported as part of Cost of Revenue—software cost within the condensed consolidated statements of comprehensive (loss) income) of $4 thousand and $10 thousand during the three- and nine-month periods ended September 30, 2017, respectively. The Company recorded amortization from capitalized internally developed software of $42 thousand and $136 thousand during the three- and nine-month periods ended September 30, 2016, respectively.

Estimated annual amortization expense of our intangible assets (including amortization expense associated with capitalized software costs) for the current year and the following five years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2017	$2,804
2018	$2,240
2019	$1,712
2020	$1,057
2021 and beyond	$565

9.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(In Thousands)
Accrued bonuses	$4,131	$3,053
Accrued payroll related liabilities	2,041	2,614
Accrued vacation	2,831	2,243
Accrued commissions	955	2,537
Accrued software expense	865	844
Accrued contractor fees	447	455
Accrued professional service fees	391	344
Income tax related accruals	597	166
Other accrued expenses	1,439	1,241

Total	$13,697	$13,497

10.	NET (LOSS) INCOME PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)
Basic net (loss) income per share:
Net (loss) income applicable to common shares	$(172)	$43	$(3,719)	$593

Weighted average common shares outstanding	13,924	12,253	13,497	12,057

Basic net (loss) income per share of common stock	$(0.01)	$0.00	$(0.28)	$0.05

Diluted net (loss) income per share:
Net (loss) income applicable to common shares	$(172)	$43	$(3,719)	$593

Weighted average common shares outstanding	13,924	12,253	13,497	12,057
Dilutive effects of stock options	—	1,837	—	2,023

Weighted average common shares, assuming dilutive effect of stock options	13,924	14,090	13,497	14,080

Diluted net (loss) income per share of common stock	$(0.01)	$0.00	$(0.28)	$0.04

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 542 thousand shares and 148 thousand shares in the three- and nine-month periods ended September 30, 2017, respectively. There were no such anti-dilutive shares outstanding for the three- and nine-month periods ended September 30, 2016. Options to purchase 534 thousand and 760 thousand shares of common stock that were outstanding during the three- and nine-months ended September 30, 2017, respectively, were not included in the computation of diluted net loss per share due to the reported periodic net loss. As of September 30, 2017 and 2016, there were approximately 1.8 million and 3.5 million share-based awards outstanding, respectively, under the Company’s equity plans.

11.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 22, 2017 (the “Repurchase Period”). On September 20, 2017, we announced that the Board had approved an extension of the Repurchase Period to September 21, 2018.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The Company did not repurchase any shares of common stock during the three- or nine-month periods ended September 30, 2017 or 2016.

12.	REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to certain financial covenants. The Company was in compliance with the financial covenants (which are related to interest coverage and leverage) as of September 30, 2017. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of September 30, 2017.

13.	CONTRACT TERMINATION EXPENSE

In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

14.	GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$24,488	$26,654	$76,842	$82,342
Canada	2,218	2,108	7,365	8,847
Other International	655	2,064	2,589	5,559

Total revenue	$27,361	$30,826	$86,796	$96,748

Substantially all the Company’s long-lived assets are located within the United States.

15.	SEGMENT INFORMATION

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

Segment information for the three-month periods ended September 30, 2017 and 2016 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
September 30, 2017
Total revenue	$12,273	$12,927	$2,161	$—	$27,361
Operating income (loss)	$166	$1,599	$(471)	$(2,027)	$(733)
Depreciation and amortization expense	$559	$200	$—	$25	$784
September 30, 2016
Total revenue	$16,117	$10,960	$3,749	$—	$30,826
Operating income (loss)	$2,303	$676	$187	$(2,482)	$684
Depreciation and amortization expense	$717	$243	$45	$48	$1,053

Segment information for the nine-month periods ended September 30, 2017 and 2016 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
September 30, 2017
Total revenue	$39,271	$38,881	$8,644	$—	$86,796
Operating income (loss)	$1,689	$5,138	$(404)	$(11,938)	$(5,515)
Depreciation and amortization expense	$1,682	$598	$—	$104	$2,384
September 30, 2016
Total revenue	$49,150	$34,801	$12,797	$—	$96,748
Operating income (loss)	$6,155	$2,641	$1,985	$(7,770)	$3,011
Depreciation and amortization expense	$2,154	$724	$134	$143	$3,155

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 82.9% and 83.9% of service revenue for the three- and nine-month periods ended September 30, 2017, respectively. Time and materials-based contracts represented 85.2% and 83.8% of service revenue for the three- and nine-month periods ended September 30, 2016, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 11.5% and 9.6% of service revenue for the three- and nine-month periods ended September 30, 2017, respectively. Fixed-price contracts represented 8.8% and 11.2% of service revenue for the three- and nine-month periods ended September 30, 2016, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 5.6% and 6.5% of service revenue during the three- and nine-month periods ended September 30, 2017, respectively. Retainer-based contracts represented 6.0% and 5.0% of service revenue during the three- and nine-month periods ended September 30, 2016, respectively. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Executive Officer Severance. The Company incurred $3.4 million of expense associated with the termination of two

Executive Officers of the Company during the three-month period ended March 31, 2017. During the three-months ended

March 31, 2017, the Company terminated without cause the employment of the Chairman, President, and Chief Executive Officer as

well as the Executive Vice President and Chief Strategy and Technology Officer. The severance expense associated with these terminations include salary and salary related expenses (including bonus) as well as the expense associated with the acceleration of stock award vesting.

The Company also incurred $816 thousand of expense associated with the termination of an Executive Officer of the Company during the three-month period ended September 30, 2017. During the three-month period ended September 30, 2017 the Company terminated without cause the employment of the President of Edgewater-Ranzal. The severance expense associated with this termination includes salary and salary related expenses (including bonus) as well as the expense associated with the acceleration of stock award vesting.

No such expense was recognized in the three- or nine-month periods ended September 30, 2016.

Direct Acquisition Costs. The Company incurred $430 thousand of direct acquisition costs related to the acquisition of substantially all of the assets of M2 Dynamics in the three-month period ended March 31, 2016. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisitions. No such expenses were incurred in the three- or nine-month periods ended September 30, 2017.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. During the three-month period ended September 30, 2017 the Company recorded a decrease to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $(856) thousand. This adjustment was related to the finalization of the Branchbird earnout calculation. During the three-month period ended March 31, 2017 the Company recorded an increase to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $604 thousand. This adjustment was related to the finalization of the M2 Dynamics and Zero2Ten earnout calculations. During the three-month period ended June 30, 2016 the Company recorded a decrease to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $(928) thousand. This adjustment was related to the change in forecasted performance of M2 Dynamics, Zero2Ten and Branchbird. Accretion of the contingent earnout liability is classified as other expense on the consolidated statements of comprehensive (loss) income. As of September 30, 2017, the Company has no ongoing contingent earnout obligations and no accrued balances. As of December 31, 2016, the Company had $8.1 million accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics Acquisitions.

Contract termination expense. In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2017, Compared to Results for the Three and Nine Months Ended September 30, 2016,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Nine Months Ended September 30, 2017, Compared to Results for the Three and Nine Months Ended September 30, 2016

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

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Service revenue	86.1%	87.7%	84.2%	86.6%
Software revenue	8.7%	6.8%	10.8%	8.0%
Reimbursable expenses	5.2%	5.5%	5.0%	5.4%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	51.8%	55.6%	52.4%	54.3%
Software costs	5.3%	4.4%	5.9%	4.9%
Reimbursable expenses	5.2%	5.5%	5.0%	5.4%

Total cost of revenue	62.3%	65.5%	63.3%	64.6%

Gross profit	37.7%	34.5%	36.7%	35.4%
Operating expenses:
Selling, general and administrative	37.6%	29.0%	33.7%	29.6%
Executive officer severance	3.0%	—%	4.8%	—%
Contract termination expense	—%	—%	1.3%	—%
Consent solicitation expense	—%	—%	0.8%	—%
Change in fair value of contingent earnout consideration	(3.1)%	—%	(0.3)%	(1.0)%
Direct acquisition costs	—%	—%	—%	0.5%
Depreciation and amortization	2.9%	3.3%	2.7%	3.2%

Total operating expenses	40.4%	32.3%	43.0%	32.3%

Operating (Loss) Income	(2.7)%	2.2%	(6.3)%	3.1%
Other expense, net	(0.1)%	1.8%	0.3%	1.8%

Income (Loss) before income taxes	(2.6)%	0.4%	(6.6)%	1.3%
Income tax provision (benefit)	(1.9)%	0.3%	(2.3)%	0.7%

Net (Loss) Income	(0.7)%	0.1%	(4.3)%	0.6%

Revenue. Total revenue decreased by $(3.5) million, or (11.2)%, to $27.4 million during the three-month period ended September 30, 2017, compared to total revenue of $30.8 million in the three-month period ended September 30, 2016. Total revenue decreased by $(10.0) million, or (10.3)%, to $86.8 million during the nine-month period ended September 30, 2017, compared to total revenue of $96.7 million in the nine-month period ended September 30, 2016. Service revenue decreased by $(3.5) million, or (12.8)%, to $23.6 million during the three-month period ended September 30, 2017, compared to service revenue of $27.0 million in the three-month period ended September 30, 2016. Service revenue decreased by $(10.7) million, or (12.7)%, to $73.1 million during the nine-month period ended September 30, 2017, compared to service revenue of $83.8 million in the nine-month period ended September 30, 2016.

Service revenue continues to be negatively affected by the channel disruption related to the vendor push to the adoption of cloud-based technologies and our customers’ decision processes and timing related to such adoption. While our 2015 acquisitions of M2 Dynamics, Branchbird and Zero2Ten have strengthened the Company’s cloud-based offerings in both the EPM and ERP markets, we are still experiencing delays in customer purchasing. To a lesser extent, our service revenue has also been negatively impacted by the timing of project starts (with certain projects kicking off later than expected and therefore impacting our ability to generate recognizable service revenue in the quarter).

On a sequential quarterly basis, service revenue decreased as a result of one fewer billable day. While we have experienced some positive indicators during the quarter, we are still experiencing channel disruption throughout our customer base. Despite these disruptions, the Company remains uniquely positioned to serve customers in both cloud based as well as on premise solutions.

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

Billable consultant utilization decreased to 71.3% and 73.1% during the three- and nine-month periods ended September 30, 2017 compared to 72.9% and 73.8% during the three- and nine-month periods ended September 30, 2016. Billable headcount, excluding contractors, decreased by (32), to 336 as of September 30, 2017, compared to 368 as of September 30, 2016.

Annualized service revenue per billable consultant, as adjusted for utilization, was $367 thousand and $360 thousand during the three-month periods ended September 30, 2017 and 2016, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $368 thousand and $356 thousand during the nine-month periods ended September 30, 2017 and 2016, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three- and nine-month periods ended September 30, 2017, software revenue totaled $2.4 million and $9.3 million, or 8.7% and 10.8% of total revenue, respectively, compared to software revenue of $2.1 million and $7.8 million, or 6.8% and 8.0%, respectively, in the three- and nine-month periods ended September 30, 2016. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue was $1.4 million and $1.7 million for the three-month periods ended September 30, 2017 and 2016, respectively. Reimbursed expense revenue was $4.3 million and $5.2 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the nine-month period ended September 30, 2017 totaled 570, as compared to 617 customers during the nine-month period ended September 30, 2016. During the first nine months of 2017, we secured first-time engagements with a total of 78 new customers, compared to 106 new customer engagements during the first nine months of 2016.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(3.1) million, or (15.6)%, to $17.0 million for the three-month period ended September 30, 2017, compared to $20.2 million in the comparative 2016 quarterly period. Cost of revenue decreased by $(7.6) million, or (12.1)%, to $55.0 million during the year-to-date period ended September 30, 2017 compared to $62.5 million in the comparative 2016 year-to-date period.

The primary drivers of the 2017 year-over-year decrease in total cost of revenue during the three- and nine-month periods ended September 30, 2017, on an absolute dollar basis, were related to decreases in salary and salary-related expenses, inclusive of incentive compensation (primarily associated with the decrease in billable consultant headcount). The Company maintained 336 billable consultants (excluding contractors) as of the quarter ended September 30, 2017, compared to 368 billable consultants (excluding contractors) at the end of the third quarter of 2016.

Project and personnel costs represented 51.8% and 52.4% of total revenue during the three- and nine-month periods ended September 30, 2017, respectively, as compared to 55.6% and 54.3% of total revenue during the three- and nine-month periods ended September 30, 2016, respectively.

The decrease in project and personnel costs for both the three- and nine-month periods ended September 30, 2017, as a percentage of total revenue, is the result of decreased salary and salary related expenses (inclusive of incentive compensation) combined with a decrease reliance on third party contractors. The decrease in salary and related expenses is a direct result of the decrease in billable headcount in the comparative periods.

Software costs amounted to $1.4 million and $5.1 million during the three- and nine-month periods ended September 30, 2017, respectively. Software costs amounted to $1.3 million and $4.7 million during the three- and nine-month periods ended September 30, 2016, respectively. Software costs are expected to fluctuate between quarters depending on our customers’ demand for software. Reimbursable expenses were $1.4 million and $4.3 million for the three- and nine-month periods ended September 30, 2017, respectively, compared to $1.7 million and $5.2 million in the comparative periods of 2016, respectively.

Gross Profit. During the three-month period ended September 30, 2017, total gross profit decreased $(319) thousand, or (3.0)%, to $10.3 million compared to gross profit of $10.6 million in the three-month period ended September 30, 2016. During the nine-month period ended September 30, 2017, total gross profit decreased $(2.4) million, or (7.0)%, to $31.8 million compared to total gross profit of $34.2 million in the nine-month period ended September 30, 2016. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, increased to 37.7% in the third quarter of 2017, compared to 34.5% in the third quarter of 2016. Total gross margin increased to 36.7% in the nine-month period ended September 30, 2017, compared to 35.4% in the comparative 2016 year-to-date period. The year-over-year quarterly and year-to-date improvement in total gross margin percentage are primarily the result of the decreased salary and salary-related expenses (driven by the decrease in billable headcount). Further, for the three- and nine-month periods ended September 30, 2017, the improved margin is benefitted from the increased software margin contribution over each of the comparable periods.

Service revenue gross margins were 39.8% in the third quarter of 2017, compared to 36.6% in the third quarter of 2016. Service revenue gross margins were 37.7% in the nine-month period ended September 30, 2017, compared to 37.2% in the comparative 2016 year-to-date period. The improvement in service gross margin for the three- and nine-month periods ended September 30, 2017 are directly related to the decreases in billable consultant salary and salary related expenses (driven by the decrease in billable headcount).

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

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 37.6% and 33.7% during the three- and nine-month periods ended September 30, 2017, respectively, compared to 29.0% and 29.6% in the three- and nine-month periods of 2016, respectively. On an absolute dollar-basis, SG&A expenses increased by $1.4 million, or 15.3%, and increased by $667 thousand, or 2.3%, to $10.3 million and $29.2 million in the three- and nine-month periods ended September 30, 2017, respectively, compared to SG&A expenses of $8.9 million and $28.7 million in the three- and nine-month periods ended September 30, 2016, respectively.

Selling, general and administrative expense increased, during both the three- and nine-month periods ended September 30, 2017 as a result of the funding of retention bonus plans for key personnel combined with the investment in sales and marketing related positions. These increases were partially offset by reductions in overhead expenses (primarily related to telecommunications, occupancy and travel).

Executive Officer Severance. During the three-month period ended March 31, 2017, the Company terminated the employment of the former Chairman, President, and Chief Executive Officer and the former Chief Strategy and Technology Officer. In connection with these terminations, the Company incurred $3.4 million of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. Also, during the three-month period ended September 30, 2017, the Company terminated the employment of the former President of Edgewater-Ranzal. In connection with this termination, the Company incurred $816 thousand of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. No such expenses were incurred in the three- or nine-month periods ended September 30, 2016.

Contract Termination Expense. In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Consent Solicitation Expense. During the nine-month period ended September 30, 2017, we incurred $666 thousand of legal and advisory expenses in connection with defense against a consent solicitation. During the nine-month period ended September 30, 2016, we incurred $108 thousand of legal and advisory expenses in connection with defense against a consent solicitation. No such expenses were incurred in the three-month periods ended September 30, 2017 or 2016, respectively.

Change in Fair Value of Contingent Earnout Consideration. The Company continually examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the three-month period ended September 30, 2017, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of the finalization of the Branchbird earnout) which resulted in the reversal of $(856) thousand of expense. The Company recorded no such expense during the three-month period ended June 30, 2017. During the three-month period ended March 31, 2017, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of higher achievement of financial targets than initially forecasted) which resulted in $604 thousand of expense. During the nine-month period ended September 30, 2016, the Company recorded a change of $(928) thousand in fair value of the estimated earnout consideration to be achieved (based on forecasted performance of the M2 Dynamics, Branchbird and Zero2Ten acquisitions).

Direct Acquisition Costs. During the first quarter of 2016, the Company incurred approximately $430 thousand of direct acquisition costs associated with the December 2015 acquisition of M2 Dynamics. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the acquisition. During the three- and nine-month periods ended September 30, 2017, the Company recorded no such expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(229) thousand, or (22.7)%, to $782 thousand in the quarter ended September 30, 2017 as compared to $1.0 million in the quarter ended September 30, 2016. Similarly, depreciation and amortization expense decreased $(643) thousand, or (21.3)%, to $2.4 million in the nine-month period ended September 30, 2017 compared to $3.0 million in the comparative 2016 year-to-date period.

Amortization expense was $700 thousand and $2.1 million during the three- and nine-month periods ended September 30, 2017, respectively, compared to amortization expense of $858 thousand and $2.6 million in the three- and nine-month periods ended September 30, 2016, respectively. The amortization expense recognized during 2017 and 2016 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense was $82 thousand and $279 thousand recorded in the three- and nine-month periods ended September 30, 2017, respectively. Depreciation expense was $153 thousand and $447 thousand recorded in the three- and nine-month periods ended September 30, 2016, respectively.

Operating (Loss) Income. Operating loss was $(733) thousand in the third quarter of 2017, compared to operating income of $684 thousand in the comparative 2016 quarterly period. Operating loss for the nine-month period ended September 30, 2017 was $(5.5) million, compared to operating income of $3.0 million in the comparative 2016 year-to-date period.

The 2017 third quarter and year-to-date decrease in operating metrics are primarily attributable to the channel disruption previously discussed related to the migration to cloud based solutions by our third party partners, which results in a decrease in service revenue, as described above. Both comparative periods are further impacted by executive officer severance, while the nine-month period ended September 30, 2017 is also impacted by the contract termination expense and the consent solicitation expense.

Other (Income) Expense, Net. Other (income) expense, net, totaled $(33) thousand and $200 thousand during the three- and nine-month periods ended September 30, 2017, respectively, while other expense, net, totaled $568 thousand and $1.8 million during the comparative 2016 periods, respectively. Other expense, net, for the three-months ended September 30, 2017 are primarily the result of periodic foreign currency exchange gains and losses. Other expense, net, for the nine-months ended September 30, 2017 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Zero2Ten and Branchbird Acquisitions and also includes periodic foreign currency exchange gains and losses. Other expense, net for the three- and nine-months ended September 30, 2016 were related to the accretion of the contingent earnout liability recognized in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions combined with periodic foreign currency exchange gains and losses.

Income Tax Provision (Benefit). We recorded a benefit for income taxes of $(528) thousand and a benefit of $(2.0) million during the three- and nine-month periods ended September 30, 2017, respectively. We recorded a provision for income taxes of $73 thousand and $657 thousand during the three- and nine-month periods ended September 30, 2016, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of (75.4)% and (34.9)% during the three- and nine-month periods ended September 30, 2017, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 62.3% and 52.5% during the three- and nine-month periods ended September 30, 2016, respectively.

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

The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income in the period of the adjustment. During the nine-month period ended September 30, 2017, the Company increased the deferred tax asset valuation allowance by $1.1 million. No change was made to the deferred tax asset valuation allowance during the three-month period ended September 30, 2017.

Net (Loss) Income. We incurred net loss of $(172) thousand and $(3.7) million during the three- and nine-month periods ended September 30, 2017, respectively, compared to net income of $43 thousand and $593 thousand during the three- and nine-month periods ended September 30, 2016, respectively. The 2017 third quarter and year-to-date decreases in net income are primarily attributable to the channel disruption previously discussed related to the migration to cloud based solutions by our third party partners combined with the executive officer severance expense and the increase in deferred tax asset valuation allowance. Additionally, the contract termination expense contributed to the loss in the nine-month period ended September 30, 2017.

Operating Segments. Total revenue within our EPM operating segment decreased $(3.8) million, or (23.9)%, to $12.3 million in the three-month period ended September 30, 2017 compared to $16.1 million in the three-month period ended September 30, 2016. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment increased by $2.0 million, or 17.9%, to $12.9 million in the three-month period ended September 30, 2017 compared to $11.0 million in the three-month period ended September 30, 2016. The increase in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(1.6) million, or (42.3)%, to $2.2 million in the three-month period ended September 30, 2017 compared to $3.7 million in the three-month period ended September 30, 2016. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Total revenue within our EPM operating segment decreased $(9.9) million, or (20.1)%, to $39.3 million in the nine-month period ended September 30, 2017 compared to $49.2 million in the nine-month period ended September 30, 2016. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment increased by $4.1 million, or 11.7%, to $38.9 million in the nine-month period ended September 30, 2017 compared to $34.8 million in the nine-month period ended September 30, 2016. The increase in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(4.2) million, or (32.4)%, to $8.6 million in the nine-month period ended September 30, 2017 compared to $12.8 million in the nine-month period ended September 30, 2016. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Operating income within our EPM operating segment decreased $(2.1) million, or (92.8)%, to $166 thousand in the three-month period ended September 30, 2017 compared to $2.3 million in the three-month period ended September 30, 2016. The decrease in operating income was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud-based solutions) and the impact of executive severance. Operating income within our ERP operating segment increased by $923 thousand, or 136.5%, to $1.6 million in the three-month period ended September 30, 2017 compared to $676 thousand in the three-month period ended September 30, 2016. The increase in operating income was, due in part to the increased revenue contribution noted above. Operating income within our Classic Consulting operating segment decreased by $(658) thousand, or (351.9)%, to $(471) thousand in the three-month period ended September 30, 2017 compared to $187 thousand in the three-month period ended September 30, 2016. The decrease in operating income was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Operating income within our EPM operating segment decreased $(4.5) million, or (72.6)%, to $1.7 million in the nine-month period ended September 30, 2017 compared to $6.2 million in the nine-month period ended September 30, 2016. The decrease in operating income was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud-based solutions) as well as the impact of executive severance. Operating income within our ERP operating segment increased by $2.5 million, or 94.5%, to $5.1 million in the nine-month period ended September 30, 2017 compared to $2.6 million in the nine-month period ended September 30, 2016. The increase in operating income was, due in part to the increased revenue contribution noted above. Operating income within our Classic Consulting operating segment decreased by $(2.4) million, or (120.4)%, to $(404) thousand in the nine-month period ended September 30, 2017 compared to $2.0 million in the nine-month period ended September 30, 2016. The decrease in operating income was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(5,790)	$166
Investing activities	(116)	(420)
Financing activities	(1,089)	377
Effects of exchange rates on cash	98	43

Total cash (used in) provided by the period	$(6,897)	$166

As of September 30, 2017, we had cash and cash equivalents of $12.8 million, a $(6.9) million decrease from the December 31, 2016 balance of $19.7 million. The primary drivers of the decrease in cash during 2017 are the contingent earnout consideration payments related to the M2 Dynamics and Zero2Ten Acquisition, severance payments to three former members of executive management, bonus and commission payments related to the Company’s 2016 performance-based incentive programs and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables.

Working capital, which is defined as current assets less current liabilities, increased to $23.3 million as of September 30, 2017, as compared to $22.5 million as of December 31, 2016.

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

Net cash used in operating activities was $(5.8) million for the nine-month period ended September 30, 2017, as compared to net cash provided by operating activities of $166 thousand for the nine-month period ended September 30, 2016. The primary components of operating cash flows during the first nine months of 2017 were driven by the collection of receivables, offset by the reported net loss, payments of executive officer severance, contingent earnout consideration, bonus and commissions under our 2016 performance-based bonus programs, contract termination fees and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, non-cash charges were primarily driven by depreciation and amortization and stock-based compensation, partially offset by deferred income taxes. The primary components of operating cash flows during the first nine months of 2016 were driven by the collection of receivables on a growing total revenue base, partially offset by the payment of bonus and commissions under our 2015 performance-based bonus programs and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash charges of $5.1 million (primarily depreciation and amortization, accretion of contingent earnout obligations and stock-based compensation expense).

Net cash used in investing activities was $(116) thousand during the nine-month period ended September 30, 2017, compared to net cash used in investing activities of $(420) thousand in the nine-month period ended September 30, 2016. Cash used in investing activities in the nine-month period ended September 30, 2017 related to the purchases of property and equipment. Cash used in investing activities in the nine-month periods ended September 30, 2016 consisted of the purchases of property and equipment and, to a lesser extent, the M2 Dynamics Acquisition.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash used in financing activities was $(1.1) million in the nine-month period ended September 30, 2017, compared to net cash provided by financing activities of $377 thousand in the nine-month period ended September 30, 2016. The 2017 cash used in financing activities was driven by the payments of the contingent earnout consideration related to the M2 Dynamics and Zero2Ten Acquisitions, partially offset by the proceeds attributable to our Employee Stock Purchase Plan and stock option exercises. The 2016 cash flows used in financing activities are attributable to the payment of the contingent earnout consideration related to the Zero2Ten Acquisition, offset by the proceeds associated with our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of September 30, 2017.

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

Acquisition of Branchbird: As more fully described in “Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3”, included elsewhere herein, an earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Branchbird did not achieve the necessary financial metrics to receive additional contingent consideration.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update address, among other things, the recognition of excess tax benefits and deficiencies associated with share-based payments, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $786 thousand of tax benefit related to current period stock option exercises and the Company has also recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the newly adopted standard.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended September 30, 2017 or 2016. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended September 30, 2017 and 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and was set to expire on September 22, 2017 (the “Repurchase Period”). On September 20, 2017, we announced that the Board had approved an extension of the Repurchase period to September 21, 2018.

The timing and amount of the purchases will be based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

The following table provides information with respect to purchases of our common stock during the quarter ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2017	—	$—	—	$8,733,963
August 1 – 31, 2017	—	$—	—	$8,733,963
September 1 – 30, 2017	—	$—	—	$8,733,963

Total	—	$—	—	$8,733,963

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	- Filed herewith.
**	- Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: November 3, 2017	/s/ JEFFREY RUTHERFORD
Jeffrey Rutherford
Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2017	/s/ TIMOTHY R. OAKES
Timothy R. Oakes Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2017	/s/ PAUL MCNEICE
Paul McNeice Chief Accounting Officer (Principal Accounting Officer)