Form 10-K
period 2017-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2018-03-16
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE	ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES	EXCHANGE ACT OF 1934

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0788538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Harvard Mill Square, Suite 210
Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 246-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [    ]  No  [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [    ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]  No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [    ] No [X]

As of June 30, 2017, there were 13,905,136 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2017 was approximately $94.6 million, computed based upon the closing price of $6.80 per share on June 30, 2017.

As of March 13, 2018, there were 13,338,077 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement for the Registrant’s 2018 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year, provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the possibility that activist stockholders may wage proxy or consent contests or gain representation on or control of our Board of Directors, causing uncertainty about the direction of our business; (13) the increased emphasis on a cloud strategy that may give rise to risks that could harm our business; (14) the failure of the marketplace to embrace advisory and product-based consulting services; and/or (15) the effects of the pending merger with a wholly-owned subsidiary of Alithya Group Inc., a Quebec corporation (“Alithya”), on our business and operations, and the potential adverse effects if such merger is not completed. In evaluating these statements, you should specifically consider various factors described above as well as the risks outlined under “Item 1A. — Risk Factors .” These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

For the Year Ended December 31, 2017

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

Alithya Arrangement Agreement

On March 15, 2018, Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with 9374-8572 Québec Inc., a newly-formed Quebec corporation (“CanCo Parent”), Alithya Group Inc., a Quebec private corporation (“Alithya”), and 9374-8572 Delaware Inc. (“U.S. Merger Sub”), a newly-formed wholly-owned Delaware subsidiary of CanCo Parent. The Arrangement Agreement is subject to approval by the respective shareholders of the Company and Alithya. In order to solicit such approval, the Company and Alithya will jointly prepare a circular for the Alithya shareholders and a prospectus/proxy statement for the Company shareholders. That prospectus/proxy statement will be included in a registration statement on Form F-4 (the “CanCo Parent Registration Statement”) to be filed by CanCo Parent with the Securities and Exchange Commission (the “SEC”) under which the common shares of CanCo Parent (“CanCo Parent Shares”) will be offered in accordance with the Arrangement Agreement to the shareholders of both the Company and Alithya as described below. CanCo Parent will also apply to have the CanCo Parent Shares listed, subject to official notice of issuance, for trading on NASDAQ and the Toronto Stock Exchange.

Upon the closing of the transactions contemplated under the Arrangement Agreement, upon the terms and subject to the conditions set forth therein, among other things, U.S. Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity as a wholly-owned subsidiary of CanCo Parent, through the issuance of CanCo Parent Shares to the Company’s shareholders in exchange for their shares in the Company (the “Merger”).

The Merger is expected to close in the third quarter of 2018. However, the Company cannot predict with certainty when, or if, the Merger will occur because such closing is subject to conditions beyond the Company’s control.

The descriptions of our business in this Form 10-K do not assume that the Merger has been completed. However we do describe certain risk factors associated with the pending transaction under Item 1A, “Risk Factors.”

For more information about the Merger, see Note 18 “Subsequent Event” of the Notes to Consolidated Financial Statements in Item 8 herein. All descriptions contained herein of the Arrangement Agreement and the Merger are qualified in their entirety to the Arrangement Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2018.

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

Customers

Our strategic acquisitions have helped enhance our service and product offerings, increase and diversify our customer base and reduce our reliance on individually significant customers. Service revenue from our five largest customers, as a percentage of total service revenue, was 13.9%, 15.2% and 11.8% for the years ended December 31, 2017, 2016 and 2015, respectively. No single customer represented 10% or more of total revenue during the years ended December 31, 2017, 2016 or 2015. See “Item 1A. — Risk Factors — Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.” During 2017, we recorded service revenue from 609 customers, of which 103 were new customers, as compared to recording service revenue from 670 customers in 2016, of which 140 were new customers. We recorded service revenue from 667 customers in 2015, of which 139 were new customers.

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

Strategic Alliances.    As part of our sales and marketing effort, we have established working relationships with a number of companies, including: Informatica Corporation, Keyteach, Microsoft, Oracle, Cloudera, Hortonworks, SiteCore, Accelatis, Amazon, and Webtrends. These alliances generally entail sharing sales leads, joint marketing efforts, making joint customer presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not subject to definitive written agreements. For those companies with whom we do have definitive written agreements, those agreements are either terminable at will by either party or are for terms of one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

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

Employees.    As of December 31, 2017, Edgewater had 441 employees (excluding contractors). Of these employees, 316 were billable consultants and 125 were management and administrative personnel (composed of sales, marketing, human resources, finance, accounting, internal information systems and administrative support) and product development personnel. The average tenure of our employees is approximately 6 years and the average “years of experience” is approximately 24 years. Our employees are not represented by a collective bargaining agreement. We believe that our employee relations are strong.

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

There is significant competition in the management and IT consulting services space. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals. The following is a representative list of competitors in the IT and management consulting services space:

◾	Technical Consulting/Systems integrators: Accenture, IBM Global Services, Business and Decision Group, Caritor, Inc., CGI, and Perficient;

◾	Offshore software development firms: Aztec Software, Cognizant Technology Solutions, Infosys, Ventyx, Tech Mahindra, Tata and Wipro;

◾	Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Company;

◾	Enterprise Resource Planning firms: SAP, Oracle, Hitachi, DXC and Avanade;

◾	Enterprise Performance Management / Business Activity Monitoring / Business Intelligence providers: Deloitte & Touche, Huron, The Hackett Group, Hitachi Consulting Corporation, KPI Partners, KPMG, PricewaterhouseCoopers and Ernst & Young; and

◾	Computer hardware, software and service vendors: Hewlett-Packard, IBM, Oracle, Microsoft and SAP.

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

For additional information about our operating segments, please see “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Segment Information.”

Directors and Executive Officers of the Registrant

Name	Age	Position with the Company
Jeffrey L. Rutherford	57	Chairman of the Board, Interim President and Interim Chief Executive Officer
Timothy R. Oakes	49	Chief Financial Officer, Treasurer and Corporate Secretary
Paul McNeice	40	Chief Accounting Officer
Russell Smith	51	President, Edgewater Fullscope
Kristin Zaepfel	54	Vice President, Human Resources
Stephen Bova	71	Director
Matthew Carpenter	46	Director
Frederick DiSanto	55	Director
Timothy Whelan	52	Director
Kurtis J. Wolf	45	Director

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

Mr. Oakes has served as Chief Financial Officer, Treasurer and Corporate Secretary of our Company since September 2009. Mr. Oakes joined our Company as a Director of Finance in August 2004. Prior to joining Edgewater, Mr. Oakes was a Senior Director of Finance at Symmetricom, Inc. from September 2001 to August 2004. Prior to Symmetricom, Mr. Oakes held various financial management and operational reporting positions with companies in the biotechnology, manufacturing and consulting services industries.

Mr. McNeice joined Edgewater in 2010 and has been the Chief Accounting Officer since 2017. Mr. McNeice began his career working in the Boston office of Arthur Andersen. Prior to joining Edgewater, Mr. McNeice was a Senior Manager at Deloitte & Touche where he focused on the technology and biotechnology sectors. He has over 17 years of experience in financial and operational management.

Mr. Smith is President of Edgewater Fullscope. Mr. Smith was a co-founder of RedKlay Solutions which provided enterprise applications and consulting services to the manufacturing sector. RedKlay was acquired by Fullscope in 2002, and Smith served as the CEO of Fullscope from 2003 to 2009. He was integral in architecting and executing the business strategy that led Fullscope to being nationally recognized as a leading Microsoft Dynamics partner. In December, 2009, Fullscope was acquired by Edgewater where Mr. Smith continues to lead the strategic direction, operations, and growth of the Fullscope practice.

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

Risks Relating to Our Pending Merger with Alithya

The pendency of the merger with Alithya could adversely affect our business and operations.    In connection with the pending merger with Alithya, some of our customers or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract, retain and motivate key personnel during the pendency of the merger and which may materially adversely divert attention from the daily activities of our existing employees.

In addition, due to operating covenants in the Arrangement Agreement, we may be unable, during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial to us. Further, the process of seeking to accomplish the merger could also divert the focus of our management from pursuing other opportunities that could be beneficial to it, without realizing any of the benefits which might have resulted had the merger been completed.

Failure to complete the merger with Alithya could negatively impact our future business and financial results.     We cannot make any assurances that we will be able to satisfy all of the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger is not completed, the financial results of the Company may be adversely affected and we will be subject to several risks, including but not limited to:

•	the requirement that we pay Alithya a termination fee of $4.0 million under certain circumstances provided in the Arrangement Agreement;
•	the payment of costs relating to the merger, such as legal, accounting, financial advisor and printing fees, regardless of whether the merger is completed;
•	the focus of our management team on the merger instead of the pursuit of other opportunities that could have been beneficial to each company; and
•	the potential occurrence of litigation related to any failure to complete the merger.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. If the merger is not completed, we cannot assure you that these risks will not materialize and will not materially and adversely affect our business, financial results and stock price.

The Arrangement Agreement contains provisions that limit each party’s ability to pursue alternatives to the merger, could discourage a potential competing acquiror from making a favorable alternative transaction proposal for us and, in specified circumstances, could require us to pay a termination fee to Alithya.    The Arrangement Agreement contains “non-solicitation” provisions that, subject to limited exceptions, restrict our ability to, among other things, directly or indirectly solicit, initiate, facilitate, knowingly encourage or induce or take any action that could be reasonably expected to lead to the making, submission or announcement of a proposal competing with the transactions contemplated by the Arrangement Agreement. In addition, while our board of directors has the ability, in certain circumstances, to change its recommendation of the transaction to the Company’s stockholders, we cannot terminate the Arrangement Agreement to accept an alternative proposal, and Alithya generally has an opportunity to modify the terms of the merger and the Arrangement Agreement in response to any alternative proposals that may be made before such board of directors may withdraw or modify its recommendation. Moreover, in certain circumstances, we may be required to pay up to $2.0 million of Alithya’s expenses and we may be required to pay Alithya a termination fee of $4.0 million.

These provisions could discourage a potential third party that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger with Alithya. In addition, these provisions might result in a potential third party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Arrangement Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger with Alithya.

The activities of activist shareholders could be disruptive and costly and these actions could result in a change to the strategic direction of the Company.    We have encountered activist shareholders from time-to-time, and the attention required to address activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Perceived uncertainties as to our future direction as a result of changes to composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, and make it more difficult to attract and retain qualified personnel.

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

The appointment of an interim CEO could adversely affect our business.    The Board of Directors has appointed an interim CEO and this may create risks and uncertainties around the Company’s strategic direction. Perceived uncertainties as to our future direction may be exploited by our competitors, cause concern to our current or potential clients, and make it more difficult to attract and retain qualified personnel. In addition, it may take time for the interim CEO to gain a full understanding of the Company’s business, operations, clients and employees, which, in turn, may adversely affect the Company’s financial results, particularly in the short term.

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

We may have lower margins, or lose money, on fixed-price contracts.    In 2017, 2016 and 2015, fixed-price contracts represented approximately 9.4%, 10.5% and 13.0%, respectively, of our total service revenue. We assume greater financial risk on fixed-price contracts than on time-and-materials or retainer-based engagements, and we cannot assure you that we will be able to successfully price our larger fixed-price contracts. If we fail to accurately estimate the resources and time required for an engagement, fail to manage customer expectations effectively or fail to complete fixed-price engagements within planned budgets, on time and to our customers’ satisfaction, we could be exposed to cost overruns, potentially leading to lower gross profit margins or even losses on these engagements.

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

Our results can be subject to variability as work is completed for a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or significant project or the failure to collect a large account receivable.    We have in the past derived, and may in the future derive, a significant portion of our service revenue from a limited number of customers. From year-to-year, revenue from one or more of our customers may exceed 10% of our total service revenue. The loss of a major customer or large project could materially and adversely affect our results of operations. In 2017 and 2016, our top five customers represented 13.9% and 15.2% of our 2017 and 2016 service revenues, respectively. The future receipt of significant commitments from new or existing customers could create future risks such as those described above concerning customer concentration.

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

We may be required to record additional impairment charges against the carrying value of our goodwill and other intangible assets in future quarters.    As of December 31, 2017, we had recorded goodwill and intangible assets with a net book value of $35.6 million. We test for impairment at least annually and whenever evidence of impairment exists. We have in the past recorded impairment charges against the carrying value of our goodwill and intangible assets. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.

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

Stock Price Information

Our common stock, which has a par value of $0.01 per share, trades on the NASDAQ Global Market under the symbol “EDGW.” On March 12, 2018, there were approximately 1,379 holders of record of our common stock, and approximately 14.3 million shares of our common stock were outstanding. The number of record holders indicated above does not reflect persons or entities that hold their shares of stock in nominee or “street” name through various bankers or brokerage firms.

The following table sets forth the range of high and low trading prices for our common stock as reported by the NASDAQ Global Market for each quarter in 2016 and 2017 and the first quarter of 2018 (through March 5, 2018).

	High	Low
FISCAL 2016:
First Quarter	$8.23	$6.66
Second Quarter	9.00	7.57
Third Quarter	9.40	6.97
Fourth Quarter	8.75	6.22

FISCAL 2017:
First Quarter	$7.98	$6.26
Second Quarter	7.67	6.50
Third Quarter	7.19	6.30
Fourth Quarter	6.81	6.04

FISCAL 2018:
First Quarter	$6.64	$5.58
(through March 12, 2018)

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

The following table provides information with respect to purchases of our common stock during the quarter ended December 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2017	199,053	$6.46	199,053	$7,448,081
November 1 – 30, 2017	-	-	-	7,448,081
December 1 – 31, 2017	-	-	-	7,448,081
Total	199,053	$6.46	199,053	$7,448,081

Performance Graph

The following chart compares the cumulative total stockholder return and total return analysis, respectively, of our common stock with the cumulative total return on the NASDAQ Composite US Index, the S&P 600 IT Services Index and self-selected peer groups in the technology consulting industry for the five-year period beginning on December 31, 2012 (the closing sale price of our common stock on this date was $3.80) and ending on December 31, 2017, assuming a $100 investment in each and assuming the reinvestment of dividends. We did not pay any dividends during the period. Refer to the footnotes below the graph for a listing of the companies included in our peer groups.

Company Name / Index	Base Period 12/31/11	INDEXED RETURNS Years Ending
		12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Edgewater Technology, Inc.	100	183.95	197.50	210.79	197.37	164.21
Nasdaq Index	100	140.12	160.78	171.97	187.22	242.71
S&P 600 IT Services	100	153.34	161.21	204.58	243.28	239.98
New Peer Group	100	149.29	171.44	165.05	209.42	247.88
Old Peer Group	100	148.73	169.95	163.67	204.14	240.75

(1)	Our 2017 self-selected peer group consists of the following companies: L-3 Communications Holdings Inc., Huron Consulting Group Inc., Navigant Consulting Inc., ICF International Inc., Resources Connection Inc., Perficient Inc., The Hackett Group, Inc., CSP, Inc., CRA International Inc., Information Services Group, Inc. and Cartesian, Inc.

(2)	Our 2016 self-selected peer group consists of the following companies: L-3 Communications Holdings Inc., Huron Consulting Group Inc., Navigant Consulting Inc., ICF International Inc., Resources Connection Inc., Perficient Inc., The Hackett Group, Inc., Ciber, Inc., CRA International Inc., Information Services Group, Inc. and Cartesian, Inc.

During 2017, we elected to change the composition of our self-selected peer group companies to eliminate Ciber, Inc. based on its 2017 divestiture. As a result we have removed Ciber, Inc. from our 2017 peer group and replaced it with CSP, Inc.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenue	$111,753	$126,522	$116,704	$112,989	$103,556
Cost of revenue	72,055	80,340	77,114	71,623	65,984

Gross profit	39,698	46,182	39,590	41,366	37,572
Operating expenses:
Selling, general and administrative	40,034	37,747	34,592	34,145	31,636
Executive officer severance	4,187	-	-	-	-
Contract termination expense	1,125	-	-	-	-
Change in fair value of contingent earnouts	(252)	(725)	-	-	-
Direct acquisition costs	-	430	1,754	-	-
Consent solicitation expenses	666	187	495	-	-
Lease abandonment expense (1) (2)	-	-	-	400	-
Fullscope embezzlement loss recovery	-	-	(250)	(1,529)	-
Depreciation and amortization	3,157	4,020	1,517	928	1,225

Total operating expenses	48,917	41,659	38,108	33,944	32,861

Operating (loss) income	(9,219)	4,523	1,482	7,422	4,711
Other expense, net	302	2,327	2,013	181	92

(Loss) Income before taxes	(9,521)	2,196	(531)	7,241	4,619
Tax provision (benefit) (3) (4) (5) (6)	19,615	5,030	3,529	3,177	(30,089)

Net (loss) income	$(29,136)	$(2,834)	$(4,060)	$4,064	$34,708

Net (loss) income per share:
Basic net (loss) income per share	$(2.14)	$(0.23)	$(0.35)	$0.37	$3.21

Weighted average shares, basic	13,623	12,150	11,505	11,131	10,813

Diluted net (loss) income per share	$(2.14)	$(0.23)	$(0.35)	$0.31	$2.88

Weighted average shares, diluted	13,623	12,150	11,505	13,090	12,031

(1)	In December 2011, the Company abandoned certain excess office space within its corporate headquarters in Wakefield, Massachusetts. As a result of the abandonment of such space, the Company recorded a non-cash operating charge of approximately $2.2 million.

(2)	In June 2014, as part of our recurring assessment of underlying assumptions, the Company recognized a $400 thousand non-cash expenditure related to the elimination of estimated future sublease income.

(3)	During the year ended December 31, 2017, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we increased the valuation allowance recorded against the carrying value of our deferred tax assets by $13.5 million. On December 22, 2017, the Tax Cuts and Jobs Act the (“Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%. Accordingly, in connection with the reduction in the U.S. federal corporate tax rate, we recorded a $10.9 million non-cash charge in order to present our deferred tax attributes at a level reflecting the anticipated future economic benefit we expect to receive upon their reversal.

(4)	During the year ended December 31, 2016, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we recorded a $3.7 million non-cash charge related to an increase in the valuation allowance recorded against the carrying value of our deferred tax assets.

(5)	During the year ended December 31, 2015, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we recorded a $3.0 million non-cash charge related to an increase in the valuation allowance recorded against the carrying value of our deferred tax assets. Additionally, we recorded a $633 thousand non-cash charge associated with the impairment of a certain state net operating loss carryforward.

(6)	During the year ended December 31, 2013, in connection with our routine, periodic assessment of the estimated future realizability of the carrying value of our net deferred tax assets, we reversed $36.2 million of the previously recorded valuation allowance recorded against the carrying value of our deferred tax assets.

	As of December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$15,398	$19,693	$11,981	$26,768	$20,321
Accounts receivable, net	22,218	25,661	27,753	24,654	19,842
Goodwill and intangibles, net	35,558	38,361	41,900	12,529	13,005
Deferred tax assets, net	-	19,031	24,032	27,170	30,272
All other assets	2,700	2,059	1,758	2,292	2,627

Total assets	$75,874	$104,805	$107,424	$93,413	$86,067

Accrued contingent earnout obligations	$-	$8,089	$10,540	$-	$-
Revolving credit facility	5,000	5,000	5,000	-	-
All other liabilities	17,891	15,942	18,500	18,384	17,481
Stockholders’ equity	52,983	75,774	73,384	75,029	68,586

Total liabilities and stockholders’ equity	$75,874	$104,805	$107,424	$93,413	$86,067

Outstanding shares of common stock	14,046	12,878	11,862	11,440	11,049

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors Influencing Our Results of Operations

Revenue.

The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 84.1% of service revenue for the year ended December 31, 2017. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 9.4% of service revenue for the year ended December 31, 2017. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Retainer-based contracts represented 6.5% of service revenue for the year ended December 31, 2017. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Provisions for estimated profits or losses on incomplete projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. The Company did not recognize any significant losses on contracts during the years ended December 31, 2017, 2016 or 2015. On many projects, we are reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue and cost of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our customers provide for the reimbursement of travel and other project-related expenses.

With the offering of a product-based consulting model, software revenue will continue to be a meaningful portion of our revenues. Software revenue, driven by resales of Microsoft Dynamics AX product, represented 10.5%, 8.3% and 9.3% of revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

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

No such expenses were incurred in the year ended December 31, 2017.

Consent Solicitation Expense.

During the year ended December 31, 2017, the Company incurred $666 thousand of legal and advisory expenses in connection with its defense against a consent solicitation. During the year ended December 31, 2016, the Company incurred $187 thousand of legal and advisory expenses in connection with its defense against a consent solicitation. During the year ended December 31, 2015, the Company incurred $495 thousand of legal and advisory expenses in connection with its defense against a consent solicitation.

Adjustments to Fair Value of Contingent Consideration.

The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense (classified as change in fair value of contingent earnout consideration). Accretion of the contingent earnout liability is classified as other expense on the condensed consolidated statements of comprehensive (loss) income. As of December 31, 2016, the Company had $8.1 million accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics Acquisitions. No such liability existed as of December 31, 2017 (as all contingent earnouts were completed and settled prior to that date). The decrease in accrued contingent earnout consideration was driven by the payments related to the completion of the Zero2Ten and M2 Dynamics earnout periods and, to a lesser extent, adjustments to fair value of the remaining liabilities, partially offset by accretion of the contingent liabilities.

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

Changes to the Carrying Value of our Deferred Tax Attributes

2017 Deferred Tax Asset Impairment Charge.

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

During the year ended December 31, 2017, in connection with such periodic reviews, we have recorded non-cash charges of $13.5 million (the “2017 DTA Impairment Charge”) related to an increase in the valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to the recording of the 2017 DTA Impairment Charge, the recorded valuation allowance represents a full valuation reserve against the total gross carrying value of our net deferred tax assets.

The Company’s forecasts and projections were a key assumption utilized in our 2017 periodic assessments. While the Company’s forward-looking forecasts and projections supported forward looking profitability trends, they projected a reduction in near-term earnings. Additionally, as a result of the operating loss incurred during 2017, our assessment of our adjusted and cumulative loss positions and uncertainty as to the timing of profitability in future periods, we determined that it was not “more likely than not” that the Company would be able to realize future economic benefit from its net deferred tax assets.    Accordingly, during 2017, we increased our deferred tax valuation allowance by $13.5 million, providing for a full valuation allowance against our deferred tax assets as of December 31, 2017. The 2017 DTA Impairment Charge is more fully described in “Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9 – Income Taxes” included elsewhere herein.

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

2017 Tax Cuts and Jobs Act.

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%. Accordingly, in connection with the reduction in the U.S. federal corporate tax rate, we recorded a $10.9 million non-cash charge in order to present our deferred tax attributes at a level reflecting the anticipated future economic benefit we expect to receive upon their reversal in future periods.

Company Performance Measurement Systems and Metrics.

The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges, and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Year Ended December 31, 2017, Compared to Results for the Year Ended December 31, 2016,” included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2017, the gross carrying value of the Company’s net deferred tax assets was $21.7 million. This amount consisted of approximately $12.2 million in federal NOL carryforwards, $1.6 million in state NOL carryforwards, $1.0 million in available federal credits, $1.5 million in future tax benefits related to share-based compensation expense and $5.5 million in net deferred tax assets related to other temporary differences.

During the years ended December 31, 2017 and 2016, in connection with our periodic review of the estimated future realizability of our net deferred tax attributes, we recorded non-cash charges totaling $13.5 million and $3.7 million, respectively, in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets.

At December 31, 2017, subsequent to this adjustment, the recorded valuation allowance represented a full valuation reserve against the total gross carrying value of our net deferred tax assets. The Company maintained a $21.7 million and $8.2 million valuation allowance against the gross carrying value of its net deferred tax assets as of December 31, 2017 and 2016, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act the (“Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%. Accordingly, in connection with the reduction in the U.S. federal corporate tax rate, we recorded a $10.9 million non-cash charge in order to present our deferred tax attributes at a level reflecting the anticipated future economic benefit we expect to receive upon their reversal.

Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, the Company has not yet completed its accounting for all of the tax effects of the enactment of the Act, however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. For the year ended December 31, 2017, we recognized an additional $266 thousand in taxable income associated with one-time transition tax.

Revenue Recognition.

Our Company recognizes revenue primarily through the provision of consulting services and the resale of third-party, off-the-shelf software and maintenance.

We recognize revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer. Time and materials-based contracts represented 84.1%, 84.0% and 82.3% of service revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Revenue related to our service offerings is recognized as the services are performed and amounts are earned. When a customer enters into a time and materials, fixed-price or a periodic retainer-based contract, we recognize revenue in accordance with our evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of fair value for each deliverable.

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

If our initial estimates of the resources required or the scope of work to be performed on a fixed-price contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period revised estimates are made. No material losses were recognized on fixed-price contracts during the years ended December 31, 2017, 2016 or 2015.

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

Customer prepayments, even if nonrefundable, are deferred (classified as deferred revenue) and recognized over future periods as services are performed. As of December 31, 2017 and 2016, the Company recorded a deferred liability of approximately $291 thousand and $349 thousand, respectively, which is included in the financial statement caption of “deferred revenue” related to customer prepayments.

Software revenue represents the resale of certain third-party off-the-shelf software and related maintenance and is recorded on a gross basis provided we act as a principal in the transaction, whereby we have credit risk and we set the price to the end user. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, software revenue will be recorded on a net basis. Revenue from software resale arrangements represented 10.5%, 8.3% and 9.3% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On December 2, 2017, the Company performed its annual review for impairment. Based upon the valuation approaches described above, the Company determined that the current carrying value of its goodwill had not been impaired. For purposes of its annual impairment test, the Company performed its review based upon three individual reporting units which also constitute our three operating segments. The excess of fair value over carrying value was substantial for all three reporting units.

Goodwill amounted to $30.0 million as of December 31, 2017 and 2016. Other net intangible assets amounted to $5.6 million and $8.4 million as of December 31, 2017 and 2016, respectively.

Results of Operations

The following table sets forth, for the periods presented, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Service revenue	84.5%	86.5%	84.7%
Software revenue	10.5%	8.3%	9.3%
Reimbursable expenses	5.0%	5.2%	6.0%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	53.7%	53.4%	55.1%
Software costs	5.8%	4.9%	5.0%
Reimbursable expenses	5.0%	5.2%	6.0%

Total cost of revenue	64.5%	63.5%	66.1%

Gross profit	35.5%	36.5%	33.9%
Operating expenses:
Selling, general and administrative	35.8%	29.8%	29.6%
Executive officer severance	3.7%	-%	-%
Contract termination expense	1.0%	-%	-%
Change in fair value of contingent earnout consideration	(0.2)%	(0.5)%	-%
Direct acquisition costs	-%	0.3%	1.5%
Consent solicitation expenses	0.6%	0.1%	0.4%
Fullscope embezzlement loss recovery	-%	-%	(0.2)%
Depreciation and amortization	2.8%	3.2%	1.3%

Total operating expenses	43.7%	32.9%	32.6%

Operating (loss) income	(8.2)%	3.6%	1.3%
Other expense, net	0.3%	1.9%	1.8%

(Loss) income before taxes	(8.5)%	1.7%	(0.5)%
Tax provision	17.6%	3.9%	3.0%

Net loss	(26.1)%	(2.2)%	(3.5)%

Results for the Year Ended December 31, 2017 Compared to Results for the Year Ended December 31, 2016

Total Revenue.    Total revenue decreased by $(14.8) million, or (11.7)%, to $111.8 million for the year ended December 31, 2017 from $126.5 million for the year ended December 31, 2016. Service revenue decreased by $(15.1) million, or (13.8)%, to $94.4 million for the year ended December 31, 2017 from $109.5 million for the year ended December 31, 2016.

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

The decrease in billable consultant utilization was driven by the performance of the EPM business unit and the customer hesitation to move to cloud based solutions within that space. The decrease in utilization with the EPM business unit was compounded by the decrease in utilization from the Tech Consulting business unit, while the ERP business unit experienced a slight improvement in billable consultant utilization as compared to 2016. Billable consultant utilization, on a consolidated basis, was 71.9% during the year ended December 31, 2017 compared to 73.5% during the year ended December 31, 2016. Total billable headcount, excluding contractors, was 316 as of December 31, 2017, compared to 359 as of December 31, 2016. Total billable headcount decreased as a result of management’s proactive adjustments designed to maintain a properly adequate and flexible workforce based on the known base of service revenue.

Annualized service revenue per billable consultant, as adjusted for utilization, was $355 thousand during the year ended December 31, 2017, compared to $357 thousand during the year ended December 31, 2016. Periodic fluctuations in our annualized service revenue per billable consultant metric typically reflect changes in the mix of our service offering revenue generated by our current engagements.

During the year ended December 31, 2017, software revenue totaled $11.8 million, or 10.5% of total revenue, compared to software revenue of $10.5 million, or 8.3% of total revenue, in the year ended December 31, 2016. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on an annual period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of annual revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursable expense revenue decreased to $5.6 million for the year ended December 31, 2017 compared to $6.6 million for the year ended December 31, 2016. The aggregate amount of reimbursable expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

During 2017, we recorded service revenue from 609 customers, of which 103 were new customers, as compared to recording service revenue from 670 customers in 2016, of which 140 were new customers.

Cost of Revenue.    Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(8.3) million, or (10.3)%, to $72.1 million in 2017, as compared to $80.3 million in 2016.

The primary drivers of the 2017 decrease in total cost of revenue, on an absolute dollar basis, were related to a decrease in salary- and fringe-related expenses. The decrease was the result of a decrease in average annual billable headcount. The impact of decreased salary- and fringe-related expenses were combined with the decreased revenue share component (which was directly related to the decreased service revenue). Additionally, the Company scaled back the reliance on external contractors during the year ended December 31, 2017.

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

Project and personnel costs represented 53.7% and 53.4% of total revenue during the years ended December 31, 2017 and 2016, respectively.

Software costs amounted to $6.5 million during the year ended December 31, 2017 compared to $6.2 million during the year ended December 31, 2016. The increase in the 2017 software costs was primarily driven by the strong performance of both the Microsoft Dynamics CRM and Dynamics AX software resale arrangements (which we have historically highlighted as being volatile). Software costs are expected to fluctuate depending on our customers’ demand for software.

Reimbursable expenses decreased in 2017, to $5.6 million, as compared to $6.6 million in 2016. The aggregate amount of reimbursable expenses will fluctuate from year-to-year depending on the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

Gross Profit.    Gross profit in 2017 decreased by $(6.5) million, or (14.0)%, to $39.7 million, as compared to $46.2 million in 2016. Gross profit, as a percentage of total revenue (which we generally refer to as gross margin), decreased to 35.5%, as compared to 36.5% in 2016.

The comparative year-over-year decrease in total gross margin was primarily attributable to the decreased service revenue contribution which was influenced by our customers delay with respect to moving to cloud based solutions.

Service revenue gross margin of 36.5% in the year ended December 31, 2017 decreased from service revenue gross margin of 38.3% in 2016. This decrease was similarly the result of decreased service revenue contributions.

We anticipate that software revenue will continue to be a meaningful part of our revenue in future periods. Additionally, our future gross margins may continue to be influenced by the recognition of our software revenue.

Selling, General and Administrative (“SG&A”) Expense.    SG&A expense in 2017 increased to $40.0 million compared with SG&A expense of $37.7 million in 2016. SG&A expense, as a percentage of total revenue, was 35.8% and 29.8% in 2017 and 2016, respectively.

The increase in SG&A expense during the year ended December 31, 2017 was primarily the result of focused investments within the sales and marketing departments of both the EPM and ERP business units. These investments came in the form of both salary and salary-related expenses as well as professional service and traditional marketing expenses.

Executive Officer Severance.     During the year ended December 31, 2017, the Company terminated the employment of the former Chairman, President, and Chief Executive Officer and the former Chief Strategy and Technology Officer. In connection with these terminations, the Company incurred $3.4 million of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. Also, during the year ended December 31, 2017, the Company terminated the employment of the former President of Edgewater-Ranzal. In connection with this termination, the Company incurred $816 thousand of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. No such expenses were incurred in the year ended December 31, 2016.

Contract Termination Expense.    In the year ended December 31, 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Consent Solicitation Expense.    During the year ended December 31, 2017, we incurred $666 thousand of legal and advisory expenses in connection with defense against a consent solicitation. During the year ended December 31, 2016, we incurred $187 thousand of legal and advisory expenses in connection with defense against a consent solicitation.

Change in Fair Value of Contingent Earnout Consideration.    The Company continually examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the year ended December 31, 2017, the Company recorded changes in fair value of the estimated earnout consideration achieved which resulted in the reversal of $(252) thousand. The 2017 change in fair value consisted of the recorded increase of $651 thousand related to the M2 Dynamics contingent earnout as well as a reversal of $(47) thousand related to the Zero2Ten contingent earnout and a reversal of $(856) thousand related to Branchbird as a result of lower than expected service revenue and EBITDA performance. During the year ended December 31, 2016, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of delays in the timing of forecasted revenue) which resulted in the reversal of $(725) thousand. The 2016 change in fair value consisted of reversals of $(1.0) million related to the Branchbird contingent earnout, $(368) thousand related to the Zero2Ten contingent earnout recorded, partially offset by an increase of $662 thousand related to M2 Dynamics.

Direct Acquisition Costs.    The Company incurred $430 thousand of direct acquisition costs related to the acquisition of M2 Dynamics in the year ended December 31, 2016. No such expenses were incurred during the year ended December 31, 2017.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by $(863) thousand, or (21.5)%, to $3.2 million in 2017, as compared to $4.0 million in 2016. Amortization expense decreased to $2.8 million in 2017, as compared to $3.4 million in 2016. Amortization expense recognized during 2017 was the result of amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Operating Income.    The Company’s 2017 operating income decreased by $(13.7) million, to $(9.2) million, compared to $4.5 million in 2016. The 2017 decrease in operating income was primarily attributable to the executive officer severance, the contract termination expenses, the strategic investment in sales and marketing activities, and the proxy consent related expenses.

Other Expense, Net.    Other expense, net totaled $302 thousand during 2017 compared to $2.3 million in 2016. Other expense, net, primarily represents accretion of the contingent earnout obligations related to the Zero2Ten, Branchird and M2 Dynamics Acquisitions. To a lesser extent, other expense, net, also includes the net impact of foreign currency exchange (gains)/losses recognized by the Company.

Income Tax Provision.    We recorded income tax provisions of $19.6 million and $5.0 million during the years ended December 31, 2017 and 2016, respectively. Our 2017 and 2016 periodic income tax provision amounts were derived based upon federal and state income taxes (at statutory rates), foreign income taxes, changes in deferred tax assets and liabilities (and their related valuation allowance), interest and penalties and the impacts from our adoption of the 2017 Tax Cuts and Jobs Act.

The Company’s effective income tax rates were 206.0% and 229.1% for the years ended December 31, 2017 and 2016, respectively. Our 2017 effective income tax rate includes $13.5 million in non-cash charges associated with an increase to the valuation allowance applied against the carrying value of our deferred tax attributes, combined with a $10.9 million non-cash charge necessary to present our deferred tax attributes at a level reflecting the anticipated future economic benefit we expect to receive upon their reversal. Similarly, our 2016 effective income tax rate includes non-cash charges associated with a $3.7 million increase to the valuation allowance applied against the carrying value of our deferred tax attributes.

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

During both the second and fourth quarter of 2017, in connection with our periodic review of the carrying value of our net deferred tax assets, we recorded non-cash charges of $1.1 million and $12.4 million, respectively, in connection with an increase to the previously established valuation allowance recorded against the gross carrying value of our net deferred tax assets. Subsequent to these adjustments, the recorded valuation allowance represents a full valuation reserve against the total gross carrying value of our net deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act the (“Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%. Accordingly, in connection with the reduction in the U.S. federal corporate tax rate, we recorded a $10.9 million non-cash charge in order to present our deferred tax attributes at a level reflecting the anticipated future economic benefit we expect to receive upon their reversal.

Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, the Company has not yet completed its accounting for all of the tax effects of the enactment of the Act, however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. For the year ended December 31, 2017, we recognized an additional $266 thousand in taxable income associated with one-time transition tax.

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

Net Loss.    Net loss in 2017 totaled $(29.1) million as compared to net loss of $(2.8) million in 2016. The net loss in 2017 was primarily driven by the increase in deferred tax asset valuation allowance and, to a lesser extent, the executive severance expense, the contract termination expense, the investments in sales and marketing initiatives and the consent solicitation expenses. The net loss in 2016 was driven by the increases to the valuation allowance associated with the deferred tax assets.

Operating Segments.    Total revenue within our EPM operating segment decreased $(14.8) million, or (22.9)%, to $49.9 million in the year ended December 31, 2017 compared to $64.7 million in the year ended December 31, 2016. The decrease in EPM total revenue was driven by the market hesitation of our customers to move to cloud based solutions. Total revenue within our ERP operating segment increased by $6.2 million, or 13.5%, to $51.9 million in the year ended December 31, 2017 compared to $45.7 million in the year ended December 31, 2016. The increase in ERP revenue was driven by the strong performance across both the CRM and Dynamics AX related pieces of the business. Total revenue within our Classic Consulting segment decreased $(6.1) million, or (38.1)%, to $10.0 million in the year ended December 31, 2017 compared to $16.1 million in the year ended December 31, 2016.

Operating income within our EPM operating segment decreased $(7.3) million, or (82.8)%, to $1.5 million in the year ended December 31, 2017 compared to $8.8 million in the year ended December 31, 2016. The decrease in operating income was driven by the decrease in total revenue. Operating income within our ERP operating segment increased by $1.3 million, or 30.9%, to $5.6 million in the year ended December 31, 2017 compared to $4.3 million in the year ended December 31, 2016. The increase in operating income was driven by the improvement in billable consultant utilization rate (which yields improved operating performance on a slightly higher revenue base). Operating income within our Classic Consulting operating segment decreased by $(3.4) million, or (169.3)%, to $(1.4) million in the year ended December 31, 2017 compared to $2.0 million in the year ended December 31, 2016. The decrease in operating income was driven by the transition of certain billable resources to other reporting units and the closing down of the units insurance related practice.

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

Fullscope Embezzlement Loss Recovery.     During the second quarter of 2014, the Company reached an agreement with the former Fullscope stockholders settling the Company’s outstanding escrow claims associated with the Fullscope acquisition (the “Settlement Agreement”). Approximately $1.5 million of the settlement proceeds were recorded as a “loss recovery” gain and are included, as a reduction in operating expenses, within the Fullscope embezzlement costs (loss recovery) on our condensed consolidated statement of comprehensive loss during the quarter ended June 30, 2014. During the quarter ended June 30, 2015, the remaining escrow balance was released and the Company simultaneously concluded that a reserve was no longer necessary and therefore reversed $250 thousand that had been previously reserved for potential sales and use tax penalties and interest from subsequent state inquiry or audit.

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

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31
	2017	2016	2015
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$(2,966)	$5,702	$3,261
Investing activities	(176)	(470)	(24,467)
Financing activities	(1,256)	2,482	6,451
Effects of exchange rates	103	(2)	(32)

Total cash provided by (used in):	$(4,295)	$7,712	$(14,787)

As of December 31, 2017, we had cash and cash equivalents of $15.4 million, a $(4.3) million decrease from the December 31, 2016 balance of $19.7 million. The primary drivers of the decrease in cash during 2017 are the contingent earnout consideration payments related to the M2 Dynamics and Zero2Ten Acquisition, severance payments to three former members of executive management, bonus and commission payments related to the Company’s 2016 performance-based incentive programs and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables. There was no change in the outstanding principal balance of our line of credit during 2017 (the outstanding balance remains at $5.0 million). Additionally, the earnout agreements entered into in connection with the acquisitions of Zero2Ten, Branchbird and M2 Dynamics have been completed and there will be no further cash consideration paid subsequent to December 31, 2017.

Working capital, which is defined as current assets less current liabilities, decreased $(5.7) million, to $16.8 million, as of December 31, 2017, as compared to $22.5 million as of December 31, 2016.

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

Accounts payable and accrued expenses are most significantly affected by the timing of payments required to be made to third-party software providers in connection with the resale of software products to our customers. While a significant portion of our software sales have historically occurred at the end of the second quarter, the Zero2Ten Acquisition is expected to continue to minimize the fluctuations between quarters. Zero2Ten focuses on smaller dollar, higher volume, Dynamics CRM deals, which we do not expect to be influenced by the similar seasonality experience within the Dynamics AX product offering.

Net cash used in operating activities was $(3.0) million in 2017, as compared to net cash provided by operating activities of $5.7 million in 2016 and net cash provided by operating activities of $3.3 million in 2015. The primary components of operating cash flows during 2017 were associated with the payment of executive officer severance, contract termination expenses, and consent solicitation related expenses, combined with the impact of non-cash charges of $24.7 million (primarily the change in deferred tax assets). The primary components of operating cash flows during 2016 were associated with the contribution of total revenue growth combined with the impact of non-cash charges of $11.3 million (primarily the change in deferred tax assets, depreciation and amortization, accretion of contingent earnout, and amortization of stock-based compensation). The primary components of operating cash flows during 2015 were associated with the contribution of total revenue growth combined with the impact of non-cash charges of $7.9 million (primarily reversal of deferred tax assets, accretion of contingent earnout, depreciation and amortization and amortization of stock-based compensation).

For the year ended December 31, 2017, net cash used in investing activities was $(176) thousand compared to net cash used in investing activities of $(470) thousand in 2016 and $(24.5) million in 2015. Cash used in investing activities in the year ended December 31, 2017 consisted of purchases of property and equipment. Cash used in investing activities in the year ended December 31, 2016 consisted of purchases of property and equipment as well as the M2 Dynamics Acquisition. Cash used in investing activities in the year ended December 31, 2015 consisted of the Zero2Ten Acquisition, the Branchbird Acquisition and the M2 Dynamics Acquisition and, to a lesser extent, the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash (used in) provided by financing activities was $(1.3) million in 2017, $2.5 million in 2016 and $6.5 million in 2015. Net cash provided by financing activities in 2017 was driven by the proceeds received in connection with proceeds from employee stock plans and stock option exercise, partially offset by the payment of contingent earnout consideration related to the Zero2Ten and M2 Dynamics Acquisitions. Net cash provided by financing activities in 2016 was driven by the proceeds received in connection with proceeds from employee stock plans and stock option exercise, partially offset by the payment of contingent earnout consideration related to the Zero2Ten Acquisition. The 2015 activity was driven by the drawdown of funds on the existing credit agreement of $5.0 million.

As a result of the above, our combined cash and cash equivalents (decreased) increased by $(4.3) million, $7.7 million, and $(14.8) million in 2017, 2016, and 2015, respectively. The aggregate of our cash, cash equivalents and marketable securities was $15.4 million, $19.7 million, and $12.0 million as of December 31, 2017, 2016, and 2015, respectively.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company has drawn down $5.0 million of this balance as of December 31, 2017. The Company was not in compliance with one of its loan covenants as of December 31, 2017. Subsequent to year-end, the Company has received a waiver of compliance for the period ending December 31, 2017 related to the failure to meet the Minimum Interest Coverage covenant. In connection with this waiver, the Company also agreed to maintain at all times cash and cash equivalents of not less than the greater of: (i) the outstanding amount of Aggregate Revolving Advances at such time, and (ii) Five Million and 00/100 Dollars ($5,000,000.00).

The Company is not dependent on its revolving line of credit to fund its operations for the foreseeable future and has sufficient cash balances to pay the outstanding balance on the revolving line of credit should it become due at any time prior to and up to its maturity date of December 21, 2018.

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

We lease office space under noncancellable operating lease arrangements through 2020. Lease payments were approximately $952 thousand, $1.8 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Annual future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year and existing purchase obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Line of credit	$5,000	$5,000	$-	$-	$-
Operating leases	$1,145	$723	$422	$-	$-

Total	$6,145	$5,723	$422	$-	$-

Recently Issued Accounting Pronouncements

Refer to “Item 8. — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” included elsewhere herein for a discussion of recent accounting changes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments is held for trading purposes. We did not purchase derivative financial instruments in 2017 or 2016. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the Company’s financial condition, results of operations or cash flows.

For the last three years, the impact of inflation and changing prices has not been material on revenues or income from continuing operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements:

The following consolidated financial statements are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Edgewater Technology, Inc.

Wakefield, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edgewater Technology, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Stock-Based Compensation

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for excess tax benefits related to employee share-based compensation in 2017 due to the prospective adoption of Accounting Standards Updates (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 16, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Edgewater Technology, Inc.

Wakefield, MA

Opinion on Internal Control over Financial Reporting

We have audited Edgewater Technology Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Boston, Massachusetts

March 16, 2018

EDGEWATER TECHNOLOGY, INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,398	$19,693
Accounts receivable, net of allowance of $150	22,218	25,661
Prepaid expenses and other current assets	2,075	1,208

Total current assets	39,691	46,562

Property and equipment, net	409	623
Intangible assets, net	5,575	8,378
Goodwill	29,983	29,983
Deferred tax assets, net	-	19,031
Other assets	216	228

Total assets	$75,874	$104,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$767	$634
Accrued liabilities	14,984	13,497
Short-term portion of contingent earnout consideration	-	8,089
Deferred revenue	2,140	1,811
Revolving credit facility	5,000	-

Total current liabilities	22,891	24,031
Revolving credit facility	-	5,000

Total liabilities	22,891	29,031

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 48,000 shares authorized, 29,736 shares issued and 14,046 and 12,878 shares outstanding as of December 31, 2017 and 2016, respectively	297	297
Paid-in capital	202,749	207,445
Treasury stock, at cost, 15,690 and 16,858 shares at December 31, 2017 and 2016, respectively	(98,684)	(108,335)
Accumulated other comprehensive loss	(582)	(580)
Accumulated deficit	(50,797)	(23,053)

Total stockholders’ equity	52,983	75,774

Total liabilities and stockholders’ equity	$75,874	$104,805

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Service revenue	$94,408	$109,459	$98,827
Software revenue	11,784	10,476	10,859
Reimbursable expenses	5,561	6,587	7,018

Total revenue	111,753	126,522	116,704

Cost of revenue:
Project and personnel costs	59,976	67,580	64,258
Software costs	6,518	6,173	5,838
Reimbursable expenses	5,561	6,587	7,018

Total cost of revenue	72,055	80,340	77,114

Gross profit	39,698	46,182	39,590

Operating expenses:
Selling, general and administrative	40,034	37,747	34,592
Executive severance expenses	4,187	-	-
Contract termination expense	1,125	-	-
Change in fair value of contingent earnout consideration	(252)	(725)	-
Direct acquisition costs	-	430	1,754
Consent solicitation expenses	666	187	495
Fullscope embezzlement loss recovery	-	-	(250)
Depreciation and amortization	3,157	4,020	1,517

Total operating expenses	48,917	41,659	38,108

Operating (loss) income	(9,219)	4,523	1,482

Other expense, net	302	2,327	2,013

(Loss) income before income taxes	(9,521)	2,196	(531)
Tax provision	19,615	5,030	3,529

Net loss	$(29,136)	$(2,834)	$(4,060)

Comprehensive loss:
Currency translation adjustment	(2)	(26)	(334)

Total comprehensive loss	$(29,138)	$(2,860)	$(4,394)

Loss per share:
Basic net loss per share of common stock	$(2.14)	$(0.23)	$(0.35)

Diluted net loss per share of common stock	$(2.14)	$(0.23)	$(0.35)

Shares used in computing basic net loss per share of common stock	13,623	12,150	11,505

Shares used in computing diluted net loss per share of common stock	13,623	12,150	11,505

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2015	29,736	297	210,989	(18,296)	(119,878)	(220)	(16,159)	75,029
Issuance of common stock related to employee stock plans	-	-	(2,258)	468	3,746	-	-	1,488
Repurchases of common stock	-	-	-	(46)	(332)	-	-	(332)
Share-based compensation expense	-	-	1,593	-	-	-	-	1,593
Currency translation adjustment	-	-	-	-	-	(334)	-	(334)
Net loss							(4,060)	(4,060)

BALANCE, December 31, 2015	29,736	297	210,324	(17,874)	(116,464)	(554)	(20,219)	73,384
Issuance of common stock related to employee stock plans	-	-	(4,165)	1,016	8,129	-	-	3,964
Share-based compensation expense	-	-	1,286	-	-	-	-	1,286
Currency translation adjustment	-	-	-	-	-	(26)	-	(26)
Net loss							(2,834)	(2,834)

BALANCE, December 31, 2016	29,736	$297	$207,445	(16,858)	$(108,335)	$(580)	$(23,053)	$75,774
Issuance of common stock related to employee stock plans	-	-	(5,718)	1,367	10,937	-	-	5,219
Share-based compensation expense	-	-	1,022	-	-	-	-	1,022
Repurchases of common stock	-	-	-	(199)	(1,286)	-	-	(1,286)
Impact of adoption of Stock compensation – Improvements to employee share-based payment accounting	-	-	-	-	-	-	1,392	1,392
Currency translation adjustment	-	-	-	-	-	(2)	-	(2)
Net loss							(29,136)	(29,136)

BALANCE, December 31, 2017	29,736	$297	$202,749	(15,690)	$(98,684)	$(582)	$(50,797)	$52,983

EDGEWATER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,136)	$(2,834)	$(4,060)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,164	4,202	1,708
Provision for doubtful accounts	-	104	67
Deferred income taxes	20,423	5,001	3,137
Share-based compensation	1,022	1,286	1,593
Excess tax benefits from stock options	-	(732)	(295)
(Gain) loss on disposal of fixed assets	30	(13)	(10)
Accretion of contingent earnout consideration	295	2,182	1,710
Change in fair value of contingent earnout consideration	(252)	(725)	-
Changes in operating accounts, net of acquisitions:
Accounts receivable	3,337	1,960	1,548
Prepaid expenses and other current assets	(867)	(504)	(286)
Other assets	11	3	(8)
Accounts payable	133	48	100
Accrued liabilities	(1,455)	(3,659)	(1,697)
Deferred revenue	329	(617)	(246)

Net cash (used in) provided by operating activities	(2,966)	5,702	3,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used to acquire Zero2Ten	-	-	(4,643)
Net cash used to acquire Branchbird	-	-	(2,755)
Net cash used to acquire M2 Dynamics	-	(93)	(16,736)
Purchases of property and equipment	(176)	(377)	(333)

Net cash used in investing activities	(176)	(470)	(24,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plans and stock option exercises	5,219	3,964	1,488
Payment of contingent earnout consideration	(5,189)	(2,214)	-
Borrowings under revolving credit facility	-	-	5,000
Excess tax benefits from stock options	-	732	295
Purchases of treasury stock	(1,286)	-	(332)

Net cash (used in) provided by financing activities	(1,256)	2,482	6,451

Effects of exchange rates on cash	103	(2)	(32)
Change in cash and cash equivalents	(4,295)	7,712	(14,787)
CASH AND CASH EQUIVALENTS, beginning of period	19,693	11,981	26,768

CASH AND CASH EQUIVALENTS, end of period	$15,398	$19,693	$11,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$142	$102	$18

Cash paid for income taxes	$606	$220	$208

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock awards	$108	$-	$728

See notes to consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Edgewater Technology, Inc. (the “Company” or “Edgewater”) helps the C-suite drive transformational change through its unique selection of business and technology services and channel-based solutions.

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

The Company has reclassified $1.0 million in payments associated with the Zero2Ten contingent earnout arrangement from cash flows from financing activities to cash flows from operating activities in the year ended December 31, 2016, in order to conform to current period presentation.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Product Development Costs –

The Company periodically develops software modules to be used within the Microsoft Dynamics AX environment. Capitalization of qualified software development costs begins upon the establishment of technological feasibility. Amortization of capitalized software development costs, which is recorded as a component of cost of revenue, is provided on a product-by-product basis, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. At each balance sheet date, the Company evaluates the unamortized capitalized software development costs for potential impairment by comparing the net unamortized balance to the net realizable value of the products. No software development costs were capitalized during the years ended December 31, 2017 or 2016. Amortization expense of $7 thousand, $188 thousand and $191 thousand has been recorded (within software costs on the consolidated statements of comprehensive loss) during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Goodwill is evaluated for impairment using a two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values for the reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, and the Market Approach, utilizing the Guideline Company Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The 2017 analysis confirmed that fair values substantially exceeded carrying values, and therefore no impairment existed, and accordingly, a second step analysis was not deemed necessary. However, it is reasonably possible that future events could impact estimates used in the Income Approach and the Market Approach which could impact future impairment analyses.

Revenue Recognition –

The Company recognizes revenue primarily through the provision of consulting services and the resale of third-party, off-the-shelf software and maintenance.

The Company recognizes revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into three specific categories: time and materials, fixed-price and retainer.

The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. The Company establishes billing terms at the time at which the project deliverables and milestones are agreed. The Company’s standard payment terms are 30 days from invoice date. Out-of-pocket reimbursable expenses charged to customers are reflected as revenue.

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

The revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. The Company routinely evaluates whether revenue and profitability should be recognized in the current period. The Company estimates the proportional performance on the fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed.

Estimates of total project costs are continually monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed the original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

If the initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects is made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No material losses were recognized on contracts during the years ended December 31, 2017, 2016 or 2015.

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

Other Expense, Net –

The following table represents the components of other expense, net:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Interest expense, net	$123	$100	$18
Accretion of contingent earnout consideration	$295	$2,180	$1,710
Loss on foreign exchange transactions	$(116)	$47	$285

Other expense, net	$302	$2,327	$2,013

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications if the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, the Company has not yet completed its accounting for all of the tax effects of the enactment of the Act, however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. For the year ended December 31, 2017, we recognized an additional $266 thousand in taxable income associated with one-time transition tax.

Earnings Per Share –

A reconciliation of net loss and weighted average shares used in computing basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands, Except Per Share Data)
Basic net loss per share:
Net loss applicable to common shares	$(29,136)	$(2,834)	$(4,060)

Weighted average common shares outstanding	13,623	12,150	11,505

Basic net loss per share of common stock	$(2.14)	$(0.23)	$(0.35)

Diluted net loss per share:
Net loss applicable to common shares	$(29,136)	$(2,834)	$(4,060)

Weighted average common shares outstanding	13,623	12,150	11,505
Dilutive effects of stock options and restricted stock awards	-	-	-

Weighted average common shares, assuming dilutive effect of stock options	13,623	12,150	11,505

Diluted net loss per share of common stock	$(2.14)	$(0.23)	$(0.35)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price, or the fair value of the restricted share award, exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 602 thousand and 63 thousand in the years ended December 31, 2017 and 2015, respectively. No such shares were excluded in the year ended December 31, 2016. As of December 31, 2017 and 2016, there were approximately 1.5 million and 2.9 million share-based awards outstanding under the Company’s equity plans, respectively. The Company excluded 662 thousand, 2.0 million and 1.9 million shares from the dilutive calculations during the years ended December 31, 2017, 2016 and 2015, respectively, as a result of the net loss position.

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

The Company has historically incurred minimal credit losses. No customer balances were in excess of 10% of the Company’s total receivables balance as of December 31, 2017 or 2016.

For the years ended December 31, 2017, 2016 and 2015, no customer represented 10% or more of the Company’s total revenue or total service revenue. For the years ended December 31, 2017, 2016 and 2015, our five largest customers represented 13.9%, 15.2% and 11.8% of our service revenue in the aggregate, respectively.

Comprehensive Loss –

Other comprehensive loss consists of periodic currency translation adjustments.

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

The assumptions used in computing the fair value of share-based awards reflect management’s best estimates but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control. As a result, if other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2017, 2016, and 2015 could have been materially different. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially impacted in the future.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting “ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates, and classification on the statement of cash flows. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016. As a result of adopting FASB ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative-effect adjustment to retained earnings of $1.4 million to record a net deferred tax asset related to excess equity-based compensation tax deductions relative to these tax attribute carryforwards.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Foreign Currency Translation —

The financial statements for Edgewater’s non-U.S. operations use the local currency as the functional currency and are translated to U.S. dollars. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in our financial statements are accumulated in equity as a component of accumulated other comprehensive loss. Realized net gains (losses) on foreign currency transactions are immaterial and are reflected in earnings.

Recent Accounting Pronouncements —

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), or ASU 2014-09, which superseded nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing standards.

U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

The Company will adopt the guidance effective January 1, 2018 using the modified retrospective approach. The Company has performed an assessment of its revenue streams and customer classes. The Company is in the final stages of completing its implementation plan, which includes contract reviews and detailed policy drafting. The Company expects to complete its implementation plan during the first quarter of 2018. The Company is currently finalizing its assessment of allocation of transaction price related to bundled software sales that will be recorded net under the new guidance. The final assessment will determine whether any cumulative effect adjustment is required upon adoption.

The Company will change the presentation method of its software revenue (with the exception of internally developed software for which the Company performs the ongoing maintenance) from gross reporting to net reporting based on the revised criteria for determining principal or agent status, however this change has no impact on gross margin. The Company has also identified instances of variable revenue within its services contracts as well as within reimbursable expense revenue, however the application of the new revenue guidance is not expected to result in a difference in the Company’s revenue recognition. The analysis completed to date of contracts under the new revenue recognition standard supports the recognition of revenue at a point in time for product sales and over time for service contracts, which is consistent with the Company’s current revenue recognition model.

For professional service contracts entered into with customers on a time and materials basis, an input-based measure of progress based on the number of days incurred or hours expended continues to best depict progress toward complete satisfaction of the performance obligation. For performance obligations where the transfer of control occurs over-time, a time-based measure of progress (proportional performance method)

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

continues to best depict the transfer of control of services to the customer for fixed fee service contracts and source agreements that represent stand-ready obligations to make goods or services available for the customer to use as and when the customer decides. In addition, the number of performance obligations under the new standard is not materially different from the Company’s contract deliverables under the existing standard.

The Company also does not expect the standard to have a material impact on its consolidated balance sheet.

Adoption of the standard would have resulted in a reduction in software revenue and software expense of approximately $6.5 million in fiscal year 2017, due to the impact of the change in presentation from gross to net reporting of software revenue. This change would have had no net impact on gross margin.

The Company is in the process of evaluating the ongoing disclosure requirements of the new standard.

There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. The Company has evaluated its internal control framework over revenue recognition and designed and implemented the appropriate internal controls to enable the preparation of financial information and obtain and disclose the information required under Topic 606. This evaluation did not result in any material changes to the Company’s existing internal control framework over revenue recognition.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption.

However, the Company is currently evaluating the effect that implementation of this update will have upon adoption on its consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

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

An earnout agreement was entered into in connection with the M2 Dynamics Acquisition under which M2 Dynamics is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to M2 Dynamics was based upon the achievement of certain performance measures (and was not impacted by continued employment status of M2 Dynamics owners) over a one-year earnout period, which concluded on December 21, 2016. The maximum amount of contingent earnout consideration that could have been earned by M2 Dynamics was capped at $6.6 million. The Company continually examined actual results in comparison to financial metrics utilized in the earnout calculation and assessed the carrying value of the contingent earnout consideration. During the three-month periods ended March 31, 2017 and December 31, 2016, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of better than forecasted financial performance). These changes in estimate resulted in an expense of $651 thousand and $662 thousand, respectively (which were recorded as components of changes in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive loss).

In December 2016, M2 Dynamics completed its twelve-month earnout period, during which certain performance measurements were achieved. Accordingly, M2 Dynamics received additional contingent consideration related to the earnout period in the amount of $5.1 million. This additional contingent consideration was paid during the second quarter of 2017.

In addition to the above payments, the Company incurred approximately $430 thousand and $801 thousand in direct transaction costs, which were expensed (within direct acquisition costs on the consolidated statement of comprehensive loss) in the years ended December 31, 2016 and 2015, respectively.

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

The Company recorded total revenues of $247 thousand and a net loss of $(118) thousand in its statement of comprehensive loss for the year ended December 31, 2015 related to the M2 Dynamics business.

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

Unaudited December 31,
2015
(In Thousands)
Pro forma revenue	$129,522

Pro forma net loss	(2,679)

Pro forma basic net loss per share	$(0.23)

Pro forma diluted net loss per share	$(0.23)

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

An earnout agreement was entered into in connection with the Branchbird Acquisition under which Branchbird is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Branchbird was based upon the achievement of certain performance measures (and was not impacted by continued employment status of Branchbird owners) over two consecutive one-year earnout periods, which concluded on August 16, 2017. The maximum amount of contingent earnout consideration that could have been earned by Branchbird was capped at $2.4 million. The Company continually examined actual results in comparison to financial metrics utilized in the earnout calculation and assesses the carrying value of the contingent earnout consideration. During the three-month period ended December 31, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.     BUSINESS COMBINATIONS (Continued):

forecasted revenue performance). This change in estimate resulted in a reversal of $221 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive loss). Further, during the three-month period ended June 30, 2016, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $798 thousand (which was recorded as a component of change in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive loss). Finally, during the three-month period ended September 30, 2017, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of actual financial performance achieved). This change in estimate resulted in a reversal of expense of $856 thousand (which was recorded as a component of changes in fair value of contingent earnout consideration in the accompanying condensed consolidated statements of comprehensive loss).

In August 2017, Branchbird completed its second twelve-month earnout period, during which certain performance measurements were not achieved. Accordingly, Branchbird did not receive additional contingent consideration related to the earnout period. As of December 31, 2017, the Branchbird earnout period has been completed and no further consideration is owed.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.     BUSINESS COMBINATIONS (Continued):

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

An earnout agreement was entered into in connection with the Zero2Ten Acquisition under which Zero2Ten was eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Zero2Ten was based upon the achievement of certain performance measures (and was not impacted by continued employment status of Zero2Ten shareholders) over two consecutive one-year earnout periods, which concluded on March 13, 2017.

In March 2016, Zero2Ten completed its first twelve-month earnout period, during which the required performance measurements were achieved. Accordingly, Zero2Ten received additional contingent consideration related to the first earnout period in the amount of $3.9 million.

During the three-month periods ended March 31, 2017, December 31, 2016 and June 30, 2016, we reversed $47 thousand, $238 thousand and $130 thousand, respectively, of accrued contingent earnout consideration (reported as a part of change in fair value of contingent earnout consideration in our condensed consolidated statements of comprehensive loss) associated with the completion of the first earnout period and the projected completion of the second earnout period, as it was determined that current forecasts are slightly below those originally utilized in determining the fair value of the contingent earnout consideration.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.     BUSINESS COMBINATIONS (Continued):

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

As of December 31, 2017, we have no financial assets or liabilities required to be measured on a recurring basis. As of December 31, 2016, our only financial assets and liabilities required to be measured on a recurring basis were our contingent earnout consideration liabilities.

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

No financial instruments were transferred into or out of Level 3 classification during the year ended December 31, 2017.

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

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.     FAIR VALUE MEASUREMENTS (Continued):

A reconciliation of the beginning and ending Level 3 net liabilities for the years ended December 31, 2017 and 2016 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at January 1, 2016	$10,540
Payment of contingent consideration	(3,906)
Adjustment to estimated fair value of contingent earnout consideration (included within Selling, general and administrative expense)	(725)
Accretion of contingent earnout consideration (included within other expense, net)	2,180

Balance at December 31, 2016	8,089
Payment of contingent earnout consideration	(8,132)
Adjustment to estimated fair value of contingent earnout consideration (included within Selling, general and administrative expense)	(252)
Accretion of contingent earnout consideration (included within other expense, net)	295

Ending balance at December 31, 2017	$-

As of December 31, 2017 and December 31, 2016, the fair values of our other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments. Borrowings under the Company’s revolving credit facility approximate fair value due to their market rate of interest.

5.     ACCOUNTS RECEIVABLE:

Included in accounts receivable are unbilled amounts totaling approximately $3.4 million and $2.7 million at December 31, 2017 and 2016, respectively, which relate to services performed during the year and billed in the subsequent year. The Company maintains allowances for potential losses which management believes are adequate to absorb any probable losses to be incurred in realizing the accounts receivable amounts recorded in the accompanying consolidated financial statements.

The following are the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance at beginning of year	$150	$150	$150
Provisions for doubtful accounts	30	104	67
Charge-offs, net of recoveries	(30)	(104)	(67)

Balance at end of year	$150	$150	$150

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	PROPERTY AND EQUIPMENT:

Components of property and equipment consisted of the following:

	December 31,
	2017	2016
	(In Thousands)
Furniture, fixtures and equipment	$961	$1,000
Computer equipment and software	1,471	1,411
Leasehold improvements	2,844	3,014

	5,276	5,425
Less accumulated depreciation and amortization	(4,867)	(4,802)

Total	$409	$623

Depreciation expense related to property and equipment for the years ended December 31, 2017, 2016 and 2015 totaled $361 thousand, $590 thousand and $618 thousand, respectively. The Company disposed of $325 thousand, $1.0 million and $238 thousand of equipment that was no longer in use during 2017, 2016 and 2015, respectively. A gain on disposal of property and equipment of $30 thousand, $13 thousand and $10 thousand was recognized in the years ended December 31, 2017, 2016 and 2015.

7.	GOODWILL AND INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill are as follows:

	Classic Consulting	EPM	ERP	Consolidated
	(In Thousands)
Balance at January 1, 2016	$140	$13,730	$16,040	$29,910
Increase to goodwill in 2016 related to the M2 Dynamics Acquisition	—	73	—	73

Balance at December 31, 2016	140	13,803	16,040	29,983
Changes to goodwill in 2017	—	—	—	—

Balance at December 31, 2017	$140	$13,803	$16,040	$29,983

Cumulative goodwill impairment charges of $54.6 million (related to impairments recognized in 2002 and 2008 within the Classic Consulting operating segment) are reflected in the ending goodwill balance at December 31, 2017.

As of December 31, 2017, the net carrying amount of intangible assets consists of amounts related to business combination transactions consummated by the Company in 2015.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Other net intangibles amounted to $5.6 million and $8.4 million as of December 31, 2017 and 2016, respectively. Below is a summary of the Company’s identifiable intangible assets that are subject to amortization:

	December 31, 2017
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Customer relationships	22,978	-	17,403	5,575
Capitalized product development costs	1,139	-	1,139	-

	$24,117	$-	$18,542	$5,575

	December 31, 2016
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Identifiable intangibles:
Customer relationships	22,978	-	14,611	8,367
Capitalized product development costs	1,139	-	1,128	11

	$24,117	$-	$15,739	$8,378

The intangible assets were identified and valued by the Company. The original estimated useful lives of the acquired identifiable intangible assets are as follows:

Customer relationships	4 to 6 years
Capitalized product development costs	3 years

Intangible assets are amortized assuming no expected residual value over the periods in which the economic benefit of these assets is consumed. Customer relationships are amortized on an accelerated method based on the proportional relationship of projected future discounted cash flows. The weighted average amortization period for all intangible assets subject to amortization was 3.4 years, 4.4 years and 5.4 years as of December 31, 2017, 2016 and 2015, respectively. Amortization expense related to all intangible assets was $2.8 million, $3.4 million and $899 thousand in 2017, 2016 and 2015, respectively.

Amortization of $7 thousand, $188 thousand and $191 thousand related to capitalized software development costs were included within cost of revenue (specifically within software expense) on the consolidated statements of comprehensive loss for the years ended December 31, 2017, 2016 and 2015, respectively.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS (Continued):

Estimated annual amortization expense for the next five years ending December 31, which encompasses the remaining useful life of the intangible assets, is as follows:

Amortization Expense
(In Thousands)
2018	2,240
2019	1,712
2020	1,057
2021	566

Total	$5,575

8.     ACCRUED EXPENSES AND OTHER LIABILITIES:

Components of accrued expenses consisted of the following:

	December 31,
	2017	2016
	(In Thousands)
Accrued bonuses	$5,590	$3,053
Accrued payroll related liabilities	3,277	2,614
Accrued vacation	2,497	2,243
Accrued commissions	825	2,537
Accrued software expense	675	844
Accrued contractor fees	346	455
Accrued professional service fees	341	344
Deferred rent	64	74
Income tax related accruals	189	166
Other accrued expenses	1,180	1,167

Total	$14,984	$13,497

9.     INCOME TAXES:

General overview:

The Company is subject to U.S. federal tax as well as income tax in multiple states and local and foreign jurisdictions. The Company’s 2004 through 2016 tax years are open and may be subject to examination by these taxing authorities. Such examinations, if any, could result in challenges to tax positions taken and, accordingly, we may record adjustments to our tax provision based on the outcome of such matters.

The Company has elected to recognize interest and penalties related to income tax matters as a part of the income tax provision.

For the year ended December 31, 2017, we recorded an income tax provision of $19.6 million compared to an income tax provision of $5.0 million and $3.5 million in the years ended December 31, 2016 and 2015, respectively. Our 2017 income tax provision includes $13.5 million in non-cash charges associated with increases to the valuation allowance applied against the carrying value of our deferred tax attributes, combined

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.     INCOME TAXES (Continued):

with a $10.9 million non-cash charge necessary to present our deferred tax attributes at a level reflecting the anticipated future economic benefit we expect to receive upon their reversal. The income tax provision recorded during 2016 includes a non-cash charge of $3.7 million associated with an increase to the valuation allowance provided against the carrying value of our deferred tax attributes. Similarly, our 2015 income tax provision includes non-cash charges associated with the impairment of a certain state income net operating loss carryforward and a $3.0 million increase to the valuation allowance provided against the carrying value of our deferred tax attributes.

Deferred tax asset valuation allowance:

As of December 31, 2017, we had gross deferred tax assets of $21.7 million. Our deferred tax assets have arisen as a result of timing differences (primarily generated in connection with historical goodwill and intangible asset impairment charges), net operating loss carryforwards and tax credits. These assets represent amounts that we are able to use to reduce our future taxable income.

We maintained a valuation allowance of $21.7 million and $8.2 million against the carrying value of our gross deferred tax attributes as of December 31, 2017 and 2016, respectively.

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

During our 2017 periodic assessments of the need for a valuation allowance against the carrying value of our deferred tax assets, we noted a continued shift in objectively verifiable trends which lessened the strength of our previously identified positive evidence. Specifically, during our assessments, we noted the following positive and negative evidence:

Positive Evidence:

◾	The Company’s forecasts of future taxable income indicated that our pre-tax income and taxable income would increase in the future.

Negative Evidence:

◾	The Company was in a cumulative loss position over the past three fiscal years (largely due to our 2017 operating performance).
◾	The Company did not utilize any of the Company’s existing federal and state net operating loss carryforwards in 2017 as originally expected.
◾	Foreign operations are generating a larger portion of the Company’s consolidated profit before income taxes.
◾	The majority of the Company’s federal net operating loss carryforwards expire in 2020, reducing the time period over which the Company has to generate sufficient income to realize future benefit from the loss carryforward amounts.
◾	The Company did not achieve 100% of its plans and/or projections in 2017

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.     INCOME TAXES (Continued):

◾	The Company’s forecasts continue to have increased risk associated of performance due to prolonged disruption in our sales pipeline attributable to our channel partners pushing customers toward cloud-based service offerings and away from on-premise applications.

The Company, in connection with its determination of the future utilization of deferred tax assets, considered various future profitability scenarios. This analysis noted that there existed risk and uncertainty that the Company would be able to fully realize future economic benefit from all of the gross carrying value of its deferred tax attributes based upon the forecasted profitability. Additionally, the Company, during its evaluations, placed significant weighting upon being in a cumulative loss position over the past three fiscal years. This fact provided strong objective and verifiable evidence that it was not more likely than not that the Company would be able to realize future economic benefit from its deferred tax attributes. Accordingly, the Company recorded an increase in the valuation allowance applied against the carrying value of its deferred tax assets in both the second quarter (recording a $1.1 million increase to the valuation allowance) and fourth quarter (recording a $12.4 million increase to the valuation allowance) of 2017. The combined effect of these increases results in a full valuation allowance being provided against the deferred tax attributes as of December 31, 2017, reflecting the more likely than not anticipated future economic benefit to be realized from the assets.

During the Company’s 2016 periodic assessment of the need for a valuation allowance against the carrying value of the Company’s deferred tax assets, the Company noted a continued shift in objectively verifiable trends which lessened the strength of the Company’s previously identified positive evidence. Specifically, during the Company’s assessment, the Company noted the following positive and negative evidence:

Positive Evidence:

◾	The Company had generated U.S.-based pre-tax income of more than $8.9 million over the previous three years and had utilized some of the Company’s available tax assets to reduce tax liabilities that would have otherwise arisen in those periods.
◾	The Company’s forecasts of future taxable income indicated that the Company’s pre-tax income and taxable income would increase in the future.

Negative Evidence:

◾	While the Company generated U.S.-based profit before income taxes during 2016, the Company did not utilize a significant amount of the Company’s federal and state net operating loss carryforwards in 2016 as originally expected.
◾	Foreign operations are generating a larger portion of the Company’s consolidated profit before income taxes.
◾	The majority of the Company’s federal net operating loss carryforwards expire in 2020, reducing the time period over which the Company has to generate sufficient income to realize future benefit from the loss carryforward amounts.
◾	The Company did not achieve 100% of its plans and/or projections in 2016.
◾	The Company’s forecasts have increased risk associated with operations due to current disruption in our sales pipeline attributable to our channel partners pushing customers toward cloud-based service offerings and away from on-premise applications.

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

Realization of the Company’s deferred tax assets is dependent on the Company’s generating sufficient taxable income in future periods. Although the Company believes it is more likely than not that future taxable income would be sufficient to allow the Company to recover substantially all of the value of the Company’s deferred tax assets, realization is not assured and future events could cause the Company to change the Company’s judgment. In the event that actual results differ from the Company’s estimates, or the Company adjusts these estimates in the future periods, further adjustments to the Company’s valuation allowance may be recorded, which could materially impact the Company’s financial position and net loss in the period of the adjustment.

2017 Tax Cuts and Jobs Act:

On December 22, 2017, the Tax Cuts and Jobs Act the (“Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%. Accordingly, in connection with the reduction in the U.S. federal corporate tax rate, we recorded a $10.9 million non-cash charge in order to present our deferred tax attributes at a level reflecting the anticipated future economic benefit we expect to receive upon their reversal.

Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, the Company has not yet completed its accounting for all of the tax effects of the enactment of the Act, however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. For the year ended December 31, 2017, the Company recognized an additional $266 thousand in taxable income associated with one-time transition tax.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.     INCOME TAXES (Continued):

Income tax provision:

Significant components of the Company’s income tax provision consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Current tax expense:
Federal	$-	$-	$-
State	(42)	185	161
Foreign	347	(9)	264

	305	176	425
Deferred tax expense (benefit):
Federal	6,825	801	(544)
State	(1,016)	344	476
Foreign	-	9	205
Change in valuation allowance	13,526	3,700	3,000

	19,335	4,854	3,137
Unrecognized tax benefit	(25)	-	(33)

Income tax provision	$19,615	$5,030	$3,529

The components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(9,971)	$399	$(1,875)
Foreign	450	1,797	1,344

Income (loss) before income taxes	$(9,521)	$2,196	$(531)

In general, it is the practice and intention of the Company to reinvest the earnings of its foreign subsidiary in those operations. However, as of December 31, 2017 the Company’s foreign subsidiary is in a cumulative loss position which results in the tax basis of the subsidiary exceeding its book basis. As a result, no deferred tax asset is necessary to record in the financial statements as this temporary difference is not expected to reverse in the foreseeable future.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.     INCOME TAXES (Continued):

The differences in income taxes determined by applying the statutory federal tax rate of 34% to income from continuing operations before income taxes and the amounts recorded in the accompanying consolidated statements of comprehensive (loss) income result from the following:

	Year Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollar Amounts In Thousands)
Income tax at statutory rate	$(3,237)	34.0%	$747	34.0%	$(195)	34.0%
Add (deduct):
State income taxes, net of federal tax benefit	(859)	(39.1)	429	19.6	484	(84.4)
Tax rate difference on foreign income taxes	46	2.1	17	0.8	(36)	6.2
Non-deductible items	162	7.4	126	5.7	155	(27.1)
Increase in valuation allowance against certain deferred tax assets	13,526	615.9	3,700	168.5	3,000	(523.8)
Unrecognized tax benefits	(25)	(1.1)	-	-	(33)	5.8
Income tax reform impact	10,877	495.3	-	-	-	-
Other, net	(875)	(39.9)	11	0.5	154	(27.0)

	$19,615	1,074.6%	$5,030	229.1%	$3,529	(616.3)%

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(In Thousands)
Deferred income tax assets:
Net operating loss carryforwards and credits	$14,713	$16,090
Acquired intangible assets	4,370	6,561
Reserves and accruals	1,984	2,209
Share-based compensation	1,549	2,837
Depreciation	269	395

Total deferred income tax assets	22,885	28,092
Deferred income tax liabilities:
Acquired intangible assets	(780)	(549)
Other	(379)	(312)

Total deferred income tax liabilities	(1,159)	(861)
Valuation allowance	(21,726)	(8,200)

Deferred income tax asset, net	$-	$19,031

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.     INCOME TAXES (Continued):

Significant deferred tax attributes and current activity within the Company’s deferred tax accounts included the following:

Net Operating Loss Carryforwards and Credits:    As of December 31, 2017, we had gross net operating loss carryforwards for both federal and state income tax purposes of approximately $80.7 million and worker’s opportunity credits of approximately $1.0 million, which expire at various intervals through 2037. However, $36.5 million of the Company’s gross federal net operating loss carryforwards and the $1.0 million of worker’s opportunity tax credits are set to expire in 2020.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting “ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates, and classification on the statement of cash flows. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016. As a result of adopting FASB ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative-effect adjustment to retained earnings of $1.4 million to record a net deferred tax asset related to excess equity-based compensation tax deductions relative to these tax attribute carryforwards.

Additionally, the Internal Revenue Code contains provisions that limit the amount of net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. These limitations may result in the expiration of our historical net operating loss carryforwards and tax credits prior to their utilization. The Company has various tax-effected net operating loss carryforwards for state income tax purposes of approximately $1.6 million which expire at various intervals through 2037.

Annual changes to the deferred tax valuation allowance are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance, beginning of year	$8,200	$4,500	$1,500
Additions	13,526	3,700	3,000

Balance, end of year	$21,726	$8,200	$4,500

Unrecognized tax benefits:

In accordance with our evaluation of unrecognized tax benefits, we have established a liability representing our estimated amount of unrecognized tax benefits, plus an additional provision for penalties and interest. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Gross unrecognized tax benefits, beginning of year	$-	$-	$9
Increase in tax position in current year	-	-	-
Settlement/Expiration of statute	-	-	-
De-recognition through administrative policy	-	-	(9)

Gross unrecognized tax benefits, end of year	$-	$-	$-

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.     INCOME TAXES (Continued):

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statements of comprehensive loss. There was no accrual for interest and penalties as of December 31, 2017, 2016 and 2015.

As of December 31, 2015, we no longer maintain an accrual associated with unrecognized tax benefits. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

10.    EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) tax deferred savings plan that is available to all employees who satisfy certain minimum hour requirements each year (the “Plan”). The Company matches 30% of each participant’s annual contribution under the Plan, up to 6% of each participant’s annual base salary. Contributions by the Company to the Plan were approximately $771 thousand, $776 thousand and $684 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

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

2017 Plan: The 2017 Plan provides for a broad range of awards, including stock options and awards of restricted shares of the Company’s common stock. The 2017 Plan authorizes the issuance of 1.5 million shares of the Company’s common stock. The 2017 Plan became effective on June 14, 2017.

As of December 31, 2017, there are 271,593; 4,702; 60,540; and 1,500,000 shares available for future grant under the 2000 Plan, 2008 Plan, and 2012 Plan, respectively. No shares were available for issuance under the 1996 Plan, as it expired on June 30, 2006 or the 2003 Plan, as it expired on May 22, 2013.

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

During the years ended December 31, 2017 and 2016, the Company granted options to purchase 177,000 and 45,000 shares of common stock, respectively, principally as part of a long-term incentive program and in connection with the Company’s Board of Directors compensation program. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted in the following table. Expected volatility is based upon historical volatility of the Company’s common stock. The expected life (period of time the award will be outstanding) was estimated using the historical exercise behavior of the Company’s employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company applied an estimated forfeiture rate of 22.5% (in all periods presented) to the calculated fair value of each option. The applied forfeiture rate utilized by the Company was based upon the historical forfeiture experience of the Equity Plans.

The share-based compensation expense and its classification in the statements of comprehensive loss were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Project and personnel costs	$203	$202	$191
Selling, general and administrative	819	1,084	1,402

Total share-based compensation expense	$1,022	$1,286	$1,593

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.     EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

The fair value of each option award granted during 2017, 2016 and 2015, was based upon the following weighted-average assumptions:

	Year Ending December 31,
	2017	2016	2015
Expected volatility	39.7%	40.8%	46.6%
Expected dividend yield	-%	-%	-%
Expected life (in years)	3.56	3.57	3.63
Risk-free interest rate	1.5%	1.1%	1.1%

The weighted-average grant-date fair value of all options granted (excluding restricted share awards) during the years ended December 31, 2017, 2016 and 2015 was $2.55, $2.38 and $2.50 per share, respectively.

A summary of stock option activity under the Equity Plans (excluding restricted share awards) is presented below:

Stock Options:	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2016	3,749,783	$4.15	2.93	$14,456
Granted	45,000	7.61
Exercised	(883,085)	3.64
Forfeited or expired	(61,368)	4.64

Outstanding at December 31, 2016	2,850,330	$4.36	2.63	$8,961
Granted	177,000	6.94
Exercised	(1,178,617)	3.52
Forfeited or expired	(386,348)	6.25

Outstanding at December 31, 2017	1,462,365	$4.85	2.51	$2,435

Vested and expected to vest at December 31, 2017	1,421,378	$4.79	2.46	$2,202

Exercisable at December 31, 2017	1,285,060	$4.55	2.24	$2,435

The total intrinsic value of stock options exercised during 2017, 2016 and 2015 was approximately $3.8 million, $3.1 million and $1.0 million, respectively.

2003 Equity Incentive Plan, 2008 Omnibus Incentive Plan, and 2012 Omnibus Incentive Plan — Restricted Share Awards

The 2003 Plan, the 2008 Plan, and 2012 Plan also authorize the granting of restricted share awards to officers, employees and certain non-employee members of the Board of Directors (the “Restricted Share Plans”). Restricted share awards are made at prices determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and are compensatory in nature. Employees granted restricted share awards are required to provide consideration for the shares at the share price set by the Compensation Committee, which historically has equaled the par value per share of the Company’s common stock ($0.01 per

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.     EMPLOYEE SHARE-BASED COMPENSATION PLANS (Continued):

share). Shares of restricted stock generally vest over a 5-year period, during which time the Company has the right to repurchase any unvested shares at the amount paid if the relationship between the employee and the Company ceases. As of December 31, 2017, 17 thousand restricted share awards were subject to repurchase by the Company under the restricted stock agreements. The Company records compensation expense related to restricted share awards on a straight-line basis over the vesting term of the award.

During the year ended December 31, 2017 the Company issued 14 thousand restricted share awards at a purchase price of $0.01 per share. The Company did not issue any restricted share awards during the year ended December 31, 2016. Additionally, the Company recognized share-based compensation expense of $295 thousand, $420 thousand, and $557 thousand during the years ended December 31, 2017, 2016 and 2015, respectively related to restricted share awards.

A summary of non-vested restricted share activity under the Restricted Share Plans is presented below:

Restricted Share Awards:	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	168,117	$6.36
Granted	—	—
Vested	(92,683)	(5.88)

Non-vested at December 31, 2016	75,434	$6.95
Granted	13,500	6.98
Vested	(73,851)	(6.94)

Non-vested at December 31, 2017	15,083	$6.98

Expected to vest at December 31, 2017	15,083	$6.98

The total fair value of stock awards vested during the years ended December 31, 2017, 2016 and 2015 was $344 thousand, $694 thousand and $422 thousand, respectively.

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

During the years ended December 31, 2017, 2016 and 2015, the Company issued 144,349, 135,849 and 114,431 shares, respectively, to employees under the 2008 ESPP.

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

	Year Ended December 31,
	2017	2016	2015
Expected volatility	34.1%	30.5%	32.0%
Expected dividend yield	-%	-%	-%
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.9%	0.3%	0.0%

The weighted-average fair value of the shares issued under the 2008 ESPP in 2017, 2016 and 2015, based upon the assumptions in the preceding table, was $1.55, $1.73 and $1.54, respectively.

Compensation Expense

As of December 31, 2016, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $339 thousand and is expected to be recognized over a weighted average period of 0.8 years.

The Company is using previously purchased treasury shares for all shares issued for options, restricted share awards and 2008 ESPP issuances. Shares may also be issued from authorized but unissued shares.

12.     CAPITAL STOCK:

Common and Preferred Stock-

The Company’s stockholders had authorized 48.0 million shares of common stock available for issuance as of December 31, 2017 and 2016, and had 2.0 million shares of preferred stock available for issuance as of December 31, 2017 and 2016.

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

The Company repurchased 199,053 shares of common stock at an aggregate price of $1.3 million during the year ended December 31, 2017. The Company did not repurchase any shares of common stock during the year

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.     CAPITAL STOCK (Continued):

ended December 31, 2016. As of December 31, 2017, the Company had $7.4 million of purchase authorization remaining under the plan.

13.     COMMITMENTS AND CONTINGENCIES:

Commitments.    We lease office space and certain equipment under operating leases that expire at various times through 2020. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017, were as follows:

Year Ending December 31,	Operating Leases
2018	723
2019	338
2020	84

$1,145

Lease payments under operating leases were $952 thousand, $1.8 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company had no unrecognized tax benefits, penalties or interest expense related to uncertain tax positions as of December 31, 2017 or 2016.

14.     REVOLVING CREDIT FACILITY

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal financial covenants. The Company was not in compliance with one of its loan covenants as of December 31, 2017. Subsequent to year-end, the Company has received a waiver of compliance for the period ending December 31, 2017 related to the failure to meet the Minimum Interest Coverage covenant. In connection with this waiver, the Company also agreed to maintain at all times cash and cash equivalents of not less than the greater of: (i) the outstanding amount of Aggregate Revolving Advances at such time, and (ii) Five Million and 00/100 Dollars ($5,000,000.00). Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company has drawn down $5.0 million of this balance as of December 31, 2017.

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

15.     GEOGRAPHIC INFORMATION

Net sales to unaffiliated customers by geographic area were as follows:

	For the Years Ending December 31,
	2017	2016	2015
United States	$98,736	$108,200	$100,730
Canada	9,522	12,288	11,377
Other International	3,494	6,034	4,598

Total Revenue	$111,753	$126,522	$116,704

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

Segment information for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
2017
Total revenue	$49,913	$51,858	$9,982	$-	$111,753
Operating income (loss)	$1,519	$5,620	$(1,380)	$(14,978)	$(9,219)
Depreciation and amortization expense	$2,241	$790	$-	$133	$3,164
2016
Total revenue	$64,703	$45,692	$16,127	$-	$126,522
Operating income (loss)	$8,820	$4,292	$1,991	$(10,580)	$4,523
Depreciation and amortization expense	$2,872	$971	$169	$190	$4,202
2015
Total revenue	$53,907	$47,180	$15,617	$-	$116,704
Operating income (loss)	$7,219	$4,864	$1,128	$(11,729)	$1,482
Depreciation and amortization expense	$495	$814	$211	$188	$1,708

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.     SEGMENT INFORMATION (Continued)

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric provided to the Company’s chief operating decision maker.

17.     UNAUDITED SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION:

The following tables set forth certain unaudited supplementary quarterly financial information for the years ended December 31, 2017 and 2016. The quarterly operating results are not necessarily indicative of future results of operations.

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
	(In Thousands, Except Per Share Data)
Total revenue	$29,130	$30,305	$27,361	$24,957		$111,753
Gross profit	$9,988	$11,509	$10,321	$7,880		$39,698
Net loss	$(2,687)	$(860)	$(172)	$(25,417	)(1)	$(29,136)
Basic loss per share	$(0.21)	$(0.06)	$(0.01)	$(1.82)		$(2.14)
Diluted loss per share	$(0.21)	$(0.06)	$(0.01)	$(1.82)		$(2.14)

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
	(In Thousands, Except Per Share Data)
Total revenue	$31,898	$34,024	$30,826	$29,774		$126,522
Gross profit	$10,750	$12,814	$10,640	$11,978		$46,182
Net (loss) income	$(763)	$1,313	$43	$(3,427	)(1)	$(2,834)
Basic (loss) income per share	$(0.06)	$0.11	$0.00	$(0.28)		$(0.23)
Diluted (loss) income per share	$(0.06)	$0.09	$0.00	$(0.28)		$(0.23)

(1)	The Company’s fourth quarter 2017 and 2016 net loss includes $22.0 million and $3.7 million, respectively, of expense associated with the increase to the valuation allowance applied against the carrying value of its deferred tax attributes and the impairment of certain state net operating loss carryforwards.

18.     SUBSEQUENT EVENTS FOOTNOTE:

On March 15, 2018, Edgewater Technology, Inc. (the “Company”) entered into an Arrangement Agreement (the “Arrangement Agreement”) with 9374-8572 Québec Inc., a newly-formed Québec corporation (“CanCo Parent”), Alithya Group Inc., a Québec private corporation (“Alithya”), which now conducts a digital technology and consulting business, and 9374-8572 Delaware Inc., a newly-formed wholly-owned Delaware subsidiary of CanCo Parent (“U.S. Merger Sub”). Under the terms of the Arrangement Agreement, (a) CanCo Parent will acquire Alithya pursuant to a plan of arrangement under the laws of Québec, Canada, and (b) U.S. Merger Sub will merge with and into the Company (the “Merger”), with the Company as the surviving corporation (together, the “Arrangement”). As a result of the Arrangement, both the Company and Alithya will become wholly-owned subsidiaries of CanCo Parent.

The Arrangement Agreement is subject to approval by the respective shareholders of the Company and Alithya. In order to solicit such approval, the Company and Alithya will jointly prepare a management proxy circular and other documents required by applicable laws for the Alithya shareholders and a prospectus/proxy statement for the Company shareholders. That prospectus/proxy statement will be included in a registration statement on Form F-4 (the “CanCo Parent Registration Statement”) to be filed by CanCo Parent with the Securities and Exchange Commission (the “SEC”) under which, as described below, CanCo Parent will offer to the shareholders of the Company and Alithya, in exchange for all of their common shares in the Company and

EDGEWATER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

18.     SUBSEQUENT EVENTS FOOTNOTE (Continued):

Alithya, common shares of CanCo Parent (“CanCo Parent Shares”) and, to those Alithya shareholders which now hold Alithya multiple voting shares, multiple voting shares of CanCo Parent (“CanCo Parent Multiple Voting Shares”). CanCo Parent will also apply to have the CanCo Parent Shares listed, subject to official notice of issuance, for trading on NASDAQ and the Toronto Stock Exchange.

The closing of the Arrangement (the “Closing”) is now expected to occur in the third quarter of 2018. However, the Company cannot predict with certainty when, or if, the Arrangement will close because such closing is subject to conditions beyond the Company’s control.

The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth therein, the following will occur on or prior to the effective time of the Arrangement (the “Effective Time”):

(i)	in connection with the Merger, CanCo Parent will issue CanCo Parent Shares to the Company’s shareholders based upon an exchange ratio of 1.3118 CanCo Parent Share for each Company common share, but subject to potential adjustment if the volume weighted average trading price of the Company’s common shares on NASDAQ during the 10 consecutive trading days preceding the Closing (the “VWAP”) shall be less than U.S.$5.25;

(ii)	in connection with the acquisition of Alithya, CanCo Parent will issue CanCo Parent Shares to those shareholders of Alithya which now hold Alithya common shares and, to those Alithya shareholders which now hold Alithya multiple voting shares, equivalent CanCo Parent Multiple Voting Shares, based upon an exchange ratio of one CanCo Parent Share or one CanCo Parent Multiple Voting Share for each Alithya common share or Alithya multiple voting share, respectively;

(iii)	CanCo Parent will change its name to Alithya Group, Inc. and its headquarters to the current headquarters of Alithya in Montreal, Québec;

(iv)	CanCo Parent’s board of directors will consist of nine directors, of whom six will be nominated by Alithya’s current board and three by the Company’s current board, and Paul Raymond (Alithya’s current chief executive officer), Claude Rousseau (Alithya’s current chief operating officer), and Mathieu Lupien (Alithya’s current chief financial officer) will become, respectively, CanCo Parent’s chief executive officer, chief operating officer and chief financial officer; and in addition to the right of the Company shareholders to receive CanCo Parent Shares, the Company will pay, immediately prior to the Closing, to the Company’s shareholders and option holders a special dividend equal to U.S.$20.5 million (approximately $1.54 per currently outstanding Company share), provided that (i) the total amount of such dividend shall proportionately increase or decrease to the extent, if any, the Company’s “Net Cash” (as defined in the Arrangement Agreement) shall then be greater or less than U.S.$8.5 million and (ii) such dividend shall be payable either in cash (for the Company’s shareholders) or an adjustment (for the Company’s option holders) to the exercise price of such options.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Controls and Procedures

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III of the Annual Report on Form 10-K is omitted from this report because we will file a definitive proxy statement in accordance with Regulation 14A of the SEC’s rules on or before April 30, 2018. These items include:

(a)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 401 of Regulation S-K is incorporated by reference to the material under the captions “Election of Directors — Nominees for Election” and “Executive Officers” in our proxy statement for our Annual Meeting of Stockholders.

(b)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 405 of Regulation S-K is incorporated by reference to the material under the caption “Stock Ownership — Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders.

(c)	The information called for by Item 10 of the Annual Report on Form 10-K involving Item 406 of Regulation S-K is incorporated by reference to the material under the caption “Corporate Governance — Code of Ethics” in our proxy statement for our Annual Meeting of Stockholders.

(d)	The information called for by Item 10 of the Annual Report on Form 10-K involving paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is incorporated by reference to the material under caption “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 of the Annual Report on Form 10-K for management remuneration involving Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the material under the captions “Corporate Governance — Compensation of Outside Directors”, “Corporate Governance — Outside Directors Compensation Table for 2016,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” in our proxy statement for our Annual Meeting of Stockholders.

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

The information called for by Item 12 of the Annual Report on Form 10-K involving Item 201(d) of Regulation S-K and Item 403 of Regulation S-K for the securities authorized under equity compensation plans and security ownership of certain beneficial owners and management, respectively, is incorporated herein by reference to the material under the captions “Equity Compensation Plans” and “Stock Ownership — Beneficial Ownership of Certain Stockholders, Directors and Executive Officers,” respectively, in our proxy statement for our Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of the Annual Report on Form 10-K involving Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated herein by reference to the material under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Board and Board Committee Matters” in our proxy statement for our Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A is incorporated herein by reference to the material under the captions “Corporate Governance — Board and Board Committee Matters — Audit Committee”, “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” and “Audit Fees and Non-Audit Services” in our proxy statement for our Annual Meeting of Stockholders.

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

2.7

Arrangement Agreement among Alithya Group, Inc., 9374-8572 Québec Inc., 9374-8572 Delaware Inc. and the Company dated March 15, 2018* (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 16, 2018).

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on May 13, 2011).

3.2	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2016).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2013).

10.1	Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 25, 2016). (1)

10.2	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the SEC on March 27, 2002). (1)

10.3	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as amended (Incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016). (1)

(a) 3.	Exhibits-(Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.4	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, as amended (Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 000-20971) filed on April 22, 2015). (1)

10.5	Edgewater Technology, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 4.10 of Form S-8 (File No. 333-106325), filed with the SEC on June 20, 2003). (1)

10.6	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.7	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.8	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.9	Restated Change in Control Agreement by and among the Company and Timothy R. Oakes, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.10	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8 (File No. 333-153740) filed with the SEC on September 30, 2008). (1)

10.11	Restated Change in Control Agreement by and among the Company and Robin Ranzal Knowles, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.12	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.13	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.14	Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

(a) 3.	Exhibits-(Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.15	Form of Non-Qualified Stock Option Agreement (Employee) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.16	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.17	Form of Non-Qualified Stock Option Agreement (Executive) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on September 28, 2012). (1)

10.18	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.19	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.20	Loan Agreement, dated as of September 23, 2013, among Edgewater Technology, Inc., its subsidiaries listed therein and RBS Citizens, N.A. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2013).

10.21	Amendment No. 1 to Loan Agreement and Joinder, dated as of December 21, 2015, to Loan Agreement, dated as of September 23, 2013, among Edgewater Technology, Inc., its subsidiaries listed therein and Citizens Bank, N.A. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2015).

10.22	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Executive Officers with Employment Agreements) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013). (1)

10.23	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Employees without Employment Agreements) (Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2013). (1)

10.24	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Non-Employee Directors) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013). (1)

(a) 3.	Exhibits-(Continued)

EXHIBIT INDEX

Exhibit Number	Description

10.25	Third Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton, dated as of December 2, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2016).(1)

10.26	Third Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey, dated as of December 2, 2016 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 6, 2016).(1)

10.27	Settlement Agreement by and between Edgewater Technology, Inc. and Lone Star Value Investors, LP and others, dated March 24, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 25, 2016).

10.28	Edgewater Technology, Inc. 2017 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 6, 2017).

10.29	Separation Agreement and General Release between the Company and Robin Ranzal-Knowles (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 27, 2017).

10.30	Stay Bonus Agreement, dated as of December 22, 2017, between the Company and Russell Smith (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 27, 2017).

10.31	Support Agreements dated as of March 15, 2018, among Alithya Group, Inc., the Company and the directors, senior officers and the shareholders of Alithya named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on March 16, 2018).

21.1	Subsidiaries of Edgewater Technology, Inc.+

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.+

24.1	Power of Attorney (See Signature Page).+

31.1	13a-14 Certification — President and Chief Executive Officer+

31.2	13a-14 Certification — Chief Financial Officer+

32	Section 1350 Certification+

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) Notes to the Consolidated Financial Statements.+

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon its request.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on March 16, 2018.

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

Name	Title	Date
/s/ JEFFREY L. RUTHERFORD Jeffrey L. Rutherford	Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer)	March 16, 2018

/s/ TIMOTHY R. OAKES Timothy R. Oakes	Chief Financial Officer (Principal Financial Officer)	March 16, 2018

/s/ PAUL MCNEICE Paul McNeice	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2018

/s/ STEPHEN BOVA Stephen Bova	Director	March 16, 2018

/s/ MATTHEW CARPENTER Matthew Carpenter	Director	March 16, 2018

/s/ FREDERICK DISANTO Frederick DiSanto	Director	March 16, 2018

/s/ TIMOTHY WHELAN Timothy Whelan	Director	March 16, 2018

/s/ KURTIS J. WOLF Kurtis J. Wolf	Director	March 16, 2018