Form 10-K/A
period 2017-12-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2018-04-27
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

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

EDGEWATER TECHNOLOGY, INC.

Form 10-K/A

Amendment No. 1 to Annual Report

For the Year Ended December 31, 2017

EXPLANATORY NOTE

Edgewater Technology, Inc. (together with its subsidiaries, “Edgewater,” “the Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed on March 16, 2018 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2017. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Form 10-K/A.

On March 15, 2018, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with 9374-8572 Québec Inc., a newly-formed Quebec corporation (“CanCo Parent”), Alithya Group Inc., a Quebec private corporation (“Alithya”), and 9374-8572 Delaware Inc., a newly-formed wholly-owned Delaware subsidiary of CanCo Parent. If the arrangement described in the Arrangement Agreement is successfully completed, each of the Company and Alithya will become wholly owned subsidiaries of CanCo Parent. The arrangement is subject to approval by the respective shareholders of the Company and Alithya. In order to solicit such approval, the Company and Alithya will jointly prepare a circular for the Alithya shareholders and a proxy statement/prospectus for the Company shareholders. That proxy statement/ prospectus will be included in a registration statement on Form F-4 to be filed by CanCo Parent with the Securities and Exchange Commission (the “SEC”) under which the common shares of CanCo Parent (“CanCo Parent Shares”) will be offered in accordance with the Arrangement Agreement to the shareholders of both the Company and Alithya. CanCo Parent will also apply to have the CanCo Parent Shares listed, subject to official notice of issuance, for trading on NASDAQ and the Toronto Stock Exchange. Subject to shareholder approval and satisfaction of certain other customary closing conditions, the Arrangement Agreement is now expected to close in the third quarter of 2018. For further information, see the Company’s Current Report on Form 8-K filed on March 16, 2018.

Given the expected timing under the Arrangement Agreement, we are filing this Form 10-K/A to include Part III information for the fiscal year ended December 31, 2017, because we do not intend to file with the SEC by April 30, 2018 a definitive proxy statement. Except for certain potential payments described herein which the Company may become obligated to pay if the arrangement is successfully completed, the impact of the proposed arrangement on future compensation for our current officers and directors has not been addressed in this Form 10-K/A.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety to include the currently dated certification required under Section 302 of the Sarbanes-Oxley Act of 2002, which is required to be filed as an exhibit to this Form 10-K/A. Because no financial statements are contained in this Form 10-K/A, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Form 10-K/A does not amend, modify or otherwise update any other information in the Original Form 10-K. Except as reflected herein, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors (which is sometimes referred to as our “Board”) currently consists of Stephen Bova, Matthew Carpenter, Frederick DiSanto, Jeffrey L. Rutherford, Timothy Whelan and Kurtis J. Wolf. Each of Messrs. Bova, Carpenter, DiSanto, Rutherford, Whelan and Wolf began serving his current term at last year’s Annual Meeting on June 14, 2017.

Nominees for Election

Name	Age	Experience
Stephen Bova	71	Mr. Bova has served as an independent consultant, offering business strategy advice, organization analysis and CEO mentoring, since January 2014. Mr. Bova has also served as a director of each of OPTOMI, LLC, a nationwide IT staffing company, since October 2012; Lindsey Software Systems, Inc., a public housing software developer, since November 2010; and BlueInGreen, LLC, a technology-based water quality improvement company, since November 2010. From January 2010 to December 2013, Mr. Bova served as a Partner of the Clark Bova Group, LLC, a management consulting firm. He also previously served as a Member of the Investment Committee of the Fund for Arkansas’ Future (FAF), an angel investor fund focused on Arkansas-based start-up companies, from January 2008 to December 2013. Mr. Bova previously served as the Chairman and Chief Executive Officer of Technisource, Inc. (f/k/a IntelliMark IT Business Solutions), an IT staffing company, from 2000 until it was successfully sold to Spherion Corporation in 2007. Technisource, Inc. was formerly a wholly owned subsidiary of Edgewater (formerly StaffMark, Inc.) until it was spun out as an independent company in 2000. Mr. Bova served as the President and Chief Operating Officer of Edgewater from 1999 to 2000, and as a director from 1999 to 2001. Mr. Bova also served as a director of Vestcom International, Inc., a leading provider of shelf-edge communications and specialized marketing services, from 1997 to 2002. From 1998 to 1999, he served as the Director of International Operations of Intelligroup, Inc., a leading provider of IT and consulting services. Mr. Bova’s professional experience also includes prior service as the President of the Global Banking Division of Systematics, Inc. and later Alltel Information Services following its acquisition of Systematics (now Fidelity National Information Services, Inc.). He also previously served as the President of the Global Banking Division of Electronic Data Systems Corporation. Mr. Bova’s professional career began as a software technician in 1970 and progressed to executive management roles beginning in 1983. Mr. Bova has served as a Director of our Company since March 2016.

Matthew Carpenter	46	Mr. Carpenter has served as the Chairman and Chief Executive Officer of Vertical Knowledge, L.L.C., a leading provider of open source data, information services and analytics, since 2007. Mr. Carter previously founded and led EmployOn Inc., an online employment services company, until his departure in 2006. Mr. Carpenter earned his Bachelor’s degree from Mississippi State University. Mr. Carpenter has served as a Director of our Company since February 2017.

Frederick DiSanto	55	Mr. DiSanto has served as the Chief Executive Officer of Ancora Advisors, LLC and Ancora Holdings Inc., a registered investment advisor, since January 2006, and as Chairman of the Board of Ancora Advisors, LLC, since December 2014. Previously, Mr. DiSanto worked at Fifth Third Bank, a regional banking corporation, serving as Executive Vice President and Manager of Fifth Third Bank’s Investment Advisor Division from 2001 to 2005. In 2001, Fifth Third Bank acquired Maxus Investment Group, an asset management firm and Mr. DiSanto’s previous employer. Prior to the acquisition, Mr. DiSanto was the President and Chief Operating Officer at Maxus Investment Group, from 1998 to 2000. From 1991 to 1997, Mr. DiSanto was Managing Partner at Gelfand Partners Asset Management, an investment management firm, which merged with Maxus Investment Group in 1997. Mr. DiSanto began his investment career in 1985 with McDonald Investments in Institutional Equity Sales. Currently, Mr. DiSanto is serving on the boards of Medical Mutual of Ohio, Case Western Reserve University, The Cleveland Film Commission, The Eastern Company, Regional Brands and WF Hann Sons. He is also on the Executive Committee for the Board of Trustees at Case Western Reserve University. Previously, Mr. DiSanto served as the Chairman of the Board of Regents of St. Ignatius High School. Mr. DiSanto is also the former Chairman and current Trustee of the Greater Cleveland Sports Commission. Mr. DiSanto earned a Bachelor’s degree in Management Science and a Master’s degree in Business Administration from Case Western Reserve University. Mr. DiSanto has served as a Director of our Company since February 2017.

Jeffrey L. Rutherford	57	Mr. Rutherford has served as our Chairman of the Board, Interim Chief Executive Officer and Interim President since March 2017. Mr. Rutherford served as Vice President and Chief Financial Officer at Ferro Corporation, an international coatings and colors manufacturing business, from April 2012 to September 2016. From July 2008 to April 2012, Mr. Rutherford served as Vice President and Chief Financial Officer at Park-Ohio Holdings Corp, an international industrial supply and diversified manufacturing business. Mr. Rutherford served as the Vice President and Chief Financial Officer at UAP Holdings Corp. from October 2007 to June 2008. At the time UAP Holdings Corp. was a publicly traded company that distributed agricultural inputs throughout North America. In 2008, UAP Holdings Corp. was acquired by Agrium Inc. Previously, Mr. Rutherford served as the President, Chief Executive Officer and Chief Financial Officer at LESCO, Inc., which at the time was a publicly traded company that distributed inputs to the professional turf industry, from 2002 to 2007. Mr. Rutherford also served on the board of directors of LESCO, Inc., from 2006 to 2007. LESCO, Inc. was subsequently acquired by Deere & Co. in 2007. Mr. Rutherford served as Chief Financial Officer and Senior Executive Vice President of OfficeMax, Inc., a retailer of office products and supplies, from 1997 to 2002, after having previously served as its Senior Vice President and Treasurer, from February to July 1997. From 1983 to 1996, Mr. Rutherford worked at Arthur Andersen, a consulting and accounting firm. Mr. Rutherford earned his Bachelor’s degree in Business Administration and Accounting from Baldwin Wallace College. Mr. Rutherford has served as a Director of our Company since February 2017.

Timothy Whelan	52	Mr. Whelan has served as the Chief Executive Officer of Wireless Telecom Group, Inc., a global designer and manufacturer of radio frequency and microwave-based products, since June 2016. Prior to his appointment, Mr. Whelan was Managing Director of Echo Financial Business Consulting Group, a privately held financial and operational consulting firm he co-founded in February 2014. Mr. Whelan served as President and Chief Operating Officer of IPC Systems, Inc., a company that provides and services voice communication systems for financial companies, from 2009 to 2013. Mr. Whelan served as Executive Vice President and Chief Financial Officer of IPC Acquisition Corp./IPC Systems Holdings Corp. from 2001 to 2009 and also served as its Principal Accounting Officer from 2001 to 2009. From July 2000 to December 2001, Mr. Whelan served as Divisional Chief Financial Officer of Global Crossing’s Financial Markets division. From May 1999 to June 2000, Mr. Whelan served as Vice President of Finance at IPC Information Systems, Inc. and IXnet. Mr. Whelan is a certified public accountant and previously worked for Ernst & Young from 1992 to 1999. He previously spent four years as a U.S. Naval Officer. He has a Bachelor of Science degree in Accounting from Villanova University. Mr. Whelan has served as a Director of our Company since March 2016.

Kurtis J. Wolf	44	Mr. Wolf is Managing Member and Chief Investment Officer of Hestia Capital Management LLC, a deep value hedge fund that he founded in January 2009. From March 2007 to November 2008, Mr. Wolf worked as a Senior Analyst at First Q Capital, LLC, a hedge fund which invested in public companies which had previously been backed by venture capital or private equity firms. From January 2006 to February 2007, Mr. Wolf served as co-Founding Partner at Lemhi Ventures LLC, a health care services focused venture capital incubator. Mr. Wolf previously was co-Founding Partner at Definity Health Corporation, a leading player in the consumer-driven health care space, which was purchased by UnitedHealth Group Inc. in December, 2004. After the acquisition, from April 2005 through January 2006, Mr. Wolf served as Director, Corporate Development for UnitedHealth Group Inc.’s Definity Health Corporation subsidiary. Prior to Definity Health Corporation being acquired, from September 1998 to January 2000, he served as co-Founding Partner, primarily serving in finance and strategy roles. Between his two periods at Definity Health Corporation, Mr. Wolf served as an Analyst at Relational Investors LLC, an activist hedge fund, from June 2002 to December 2004. Previously, he was a co-Founding Partner and Consultant at Lemhi Consulting, a related entity to Definity Health Corporation, from September 1998 to January 2000. Mr. Wolf also has experience working as a consultant both with Deloitte Consulting from September 1995 until September 1998 and The Boston Consulting Group during the summer of 2001. Mr. Wolf earned a Master of Business Administration degree from the Stanford Graduate School of Business and a Bachelor of Arts degree in Economics and Mathematics from Carleton College. Mr. Wolf has served as a Director of our Company since February 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the U.S. securities laws, directors, executive officers and persons holding more than 10% of the Company’s common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify those persons who did not file these reports when due. Based solely on our review of the copies of these forms received by us or written representations furnished to us, we believe that, for the reporting period covering our 2017 fiscal year, our executive officers and directors complied with all their reporting requirements under Section 16(a) for that fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our directors, officers and employees. This code of ethics (which we refer to as a “code of conduct”) may be accessed and reviewed through the Company’s website at www.edgewater.com. Any amendments to, or waivers from, any provisions of the code of conduct which apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, will be disclosed either on a Current Report on Form 8-K or on our website promptly following the date of any such amendment or waiver.

Board and Board Committee Matters

The Board currently consists of six directors. The Board has determined that Stephen Bova, Matthew Carpenter, Frederick DiSanto, Timothy Whelan and Kurtis Wolf are all “Independent” directors under the NASDAQ listing standards.

As required by the NASDAQ listing standards and our Company’s Corporate Governance Guidelines, the Board must be composed of a majority of Independent directors. The Corporate Governance Guidelines and committee charters are reviewed annually and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Mr. DiSanto serves as the Company’s lead independent director. The lead independent director is responsible for coordinating the activities of the non-management directors, coordinating with the Chairman to set the agenda for Board meetings, chairing meetings of the non-management directors, and leading the Board’s review of the Chief Executive Officer (“CEO”).

The Board currently has three standing committees consisting of: the Governance and Nominating Committee, the Compensation Committee and the Audit Committee. No member of the Audit, Compensation or Governance and Nominating Committee is an employee of the Company or its subsidiaries, and all are independent as defined by the NASDAQ listing standards. Each of the Audit, Compensation and Governance and Nominating Committees has a written charter approved by the Board of Directors. The Board has also adopted Corporate Governance Guidelines, which along with the committee charters provide the framework for the governance of the Company. The committee charters and the Guidelines as well as the Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees, are available under “Corporate Governance” in the Investor Relations section of our Company’s website at www.edgewater.com.

The current members of the Committees are identified below:

Director	Governance and Nominating	Compensation	Audit
Stephen Bova		X (Chair)
Matthew Carpenter	X	X	X
Kurtis Wolf	X	X	X (Chair)
Timothy Whelan	X (Chair)		X

Governance and Nominating Committee. The current members of the Governance and Nominating Committee are directors Whelan, who chairs the committee, Carpenter and Wolf. Each of these directors is Independent as defined under applicable NASDAQ listing requirements. This Committee’s responsibilities include the selection of potential candidates for the Board and the development and annual review of our Company’s Corporate Governance Guidelines.

Compensation Committee. The current members of the Compensation Committee are directors Bova, who chairs the committee, Carpenter and Wolf. Each of these directors is Independent as defined under applicable NASDAQ listing requirements. The Compensation Committee is responsible for discharging the responsibilities of the Board with respect to the compensation of our executive officers. The Compensation Committee sets performance goals and objectives for the Chief Executive Officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the Compensation Committee has retained the services of a compensation consultant and considers recommendations from the Chief Executive Officer with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee also periodically reviews director compensation. All decisions with respect to executive and director compensation are approved by the Compensation Committee and, in the case of director compensation, ratified by the Board.

Audit Committee. The current members of the Audit Committee are directors Wolf, who chairs the committee, Carpenter and Whelan. The Board of Directors has determined that all members of the Audit Committee satisfy the financial literacy requirements of the NASDAQ listing standards and are Independent as defined under the NASDAQ listing requirements and applicable Securities and Exchange Commission (“SEC”) rules. In addition, our Board of Directors has determined that each Audit Committee member qualifies as an “Audit Committee Financial Expert” as defined under SEC rules. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our Company’s financial statements by our independent registered public accountants. Its duties include, among other things: (1) selecting and retaining our independent registered public accounting firm; (2) reviewing the scope of the audit to be conducted by our independent registered public accountants, as well as the results of their audit; (3) approving non-audit services provided to our Company by the independent registered public accountants; and (4) appraising our financial reporting activities, including our Annual Report on Form 10-K and the accounting standards and principles followed. The Audit Committee’s procedures for the pre-approval of audit and permitted non-audit services are described below in “Item 14. Principal Accounting Fees and Services – Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Prior to the second quarter of 2017, the Company’s non-employee directors were compensated under the following structure:

Annual Cash Compensation. Each of the Company’s non-employee directors received an annual cash retainer of $20,000, payable in four quarterly installments. Each such Board member was eligible to receive an additional $1,500 meeting fee for attendance at each meeting above six (6) Board meetings per year. In addition, the following Committee retainer amounts were payable to Committee members.

The Audit Committee Chair received an annual retainer of $30,000 per year, while Audit Committee members were entitled to receive an annual retainer of $12,500. Each Audit Committee member was eligible to receive an additional $1,000 meeting fee for attendance at each meeting above eight (8) Audit Committee meetings per year. The annual retainers were paid in four quarterly installments and were in addition to the annual cash retainer for non-employee directors described above.

The Compensation Committee Chair received an annual retainer of $25,000 per year, while Compensation Committee members are entitled to receive an annual retainer of $12,500. Each Compensation Committee member was eligible to receive an additional $1,000 meeting fee for attendance at each meeting above six (6) Compensation Committee meetings per year. The annual retainers were paid in four quarterly installments and were in addition to the annual cash retainer for non-employee directors described above.

The Governance and Nominating Committee Chair received an annual retainer of $20,000 per year, while Governance and Nominating Committee members were entitled to receive an annual retainer of $7,500. Each Governance and Nominating Committee member was eligible to receive an additional $1,000 meeting fee for attendance at each meeting above the estimated four (4) Governance and Nominating Committee meetings per year. The annual retainers were paid in four quarterly installments and were in addition to the annual cash retainer for non-employee directors described above.

The Board’s Lead Independent Director received a cash retainer of $10,000, payable in four quarterly installments, in addition to the annual cash retainer for non-employee directors described above. Additionally, the Lead Independent Director was entitled to receive all applicable Committee fees, as described above.

Stock Options and Share-Based Awards. Following initial election to the Company’s Board of Directors, non-employee directors were eligible to receive a nonqualified stock option to purchase shares (set at a fixed amount of 20,000 stock options).

The Board had historically made equity awards to directors, on the date of the annual meeting, following their reelection to the Company’s Board. In March 2016, the Company’s Board and Compensation Committee, due to insufficient share availability necessary to provide competitive and meaningful awards, voted to forego annual equity grants (stock options and share-based awards) to non-employee directors. The Company’s Board and Compensation Committee believe that equity-based awards are essential to our continued success. Equity-based awards are necessary to attract, retain and motivate highly-qualified directors to serve Edgewater and to improve Edgewater’s business results and earnings by providing these individuals an opportunity to acquire or increase a direct proprietary interest in Edgewater’s operations and future success while further aligning recipient’s interests with those of shareholders.

The Board compensation guidelines described above were designed to (a) compensate Committee members through Committee cash retainers in order to provide compensation commensurate with relevant service level commitments for Committee service and (b) set overall Board compensation at a level that is competitive with market norms and peer group median levels, in order to enable the Company to attract potential new directors and provide market-based remuneration for existing directors.

Non-Equity Incentive Plan Compensation. We do not provide Non-Equity Incentive Compensation to our directors.

Pension Benefits. We do not have a pension plan and therefore do not offer any such pension arrangements to our directors.

Effective as of the second quarter of 2017, the Company’s non-employee directors are compensated under the following structure:

Annual Cash Compensation. We do not currently provide cash compensation to our non-employee directors.

Annual Stock Compensation. Each of the Company’s non-employee directors receives an annual stock based retainer of $20,000, payable in four quarterly installments. Each Board member is eligible to receive stock in the amount equal to an additional $1,500 meeting fee for attendance at each meeting above six (6) Board meetings per year. In addition, the following Committee retainer amounts are payable to Committee members.

The Audit Committee Chair receives an annual retainer of $30,000 per year, while Audit Committee members are entitled to receive an annual retainer of $12,500. Each Audit Committee member is eligible to receive an additional $1,000 meeting fee for attendance at each meeting above eight (8) Audit Committee meetings per year. The annual retainers are paid, in the form of Company stock, in four quarterly installments and are in addition to the annual retainer for non-employee directors described above.

The Compensation Committee Chair receives an annual retainer of $25,000 per year, while Compensation Committee members are entitled to receive an annual retainer of $12,500. Each Compensation Committee member is eligible to receive an additional $1,000 meeting fee for attendance at each meeting above six (6) Compensation Committee meetings per year. The annual retainers are paid, in the form of Company stock, in four quarterly installments and are in addition to the annual retainer for non-employee directors described above.

The Governance and Nominating Committee Chair receives an annual retainer of $20,000 per year, while Governance and Nominating Committee members are entitled to receive an annual retainer of $7,500. Each Governance and Nominating Committee member is eligible to receive an additional $1,000 meeting fee for attendance at each meeting above the estimated four (4) Governance and Nominating Committee meetings per year. The annual retainers are paid, in the form of Company stock, in four quarterly installments and are in addition to the annual cash retainer for non-employee directors described above.

The Board’s Lead Independent Director receives a retainer of $40,000, payable, in the form of Company stock, in four quarterly installments, in addition to the annual retainer for non-employee directors described above. Additionally, the Lead Independent Director is entitled to receive all applicable Committee fees, as described above.

Stock Options and Share-Based Awards. Following initial election to the Company’s Board of Directors, non-employee directors are eligible to receive a nonqualified stock option to purchase shares (set at a fixed amount of 20,000 stock options).

The Board compensation guidelines described above are designed to (a) compensate Committee members through Committee cash retainers in order to provide compensation commensurate with relevant service level commitments for Committee service and (b) set overall Board compensation at a level that is competitive with market norms and peer group median levels, in order to enable the Company to attract potential new directors and provide market-based remuneration for existing directors.

Non-Equity Incentive Plan Compensation. We do not provide Non-Equity Incentive Compensation to our directors.

Pension Benefits. We do not have a pension plan and therefore, do not offer any such pension arrangements to our directors.

Non-Employee Directors Compensation Table for 2017

The table below provides compensation information for the year ended December 31, 2017 for each person who served as a non-employee member of our Board of Directors during any portion of such year.

Director	(1) Fees Earned or Paid In Cash	Stock Awards	(2)(3)(4) Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Bova	$9,688	$55,250	$11,286	$—	$—	$—	$76,224
Matthew Carpenter	$6,563	$54,875	$51,686	—	—	—	$113,124
Frederick DiSanto	$3,750	$62,250	$51,686	—	—	—	$117,686
Paul E. Flynn	$5,625	—	—	—	—	—	$5,625
Paul Guzzi	$5,000	—	—	—	—	—	$5,000
Nancy L. Leaming	$13,021	—	—	—	—	—	$13,021
Michael Loeb	$3,438	—	—	—	—	—	$3,438
Timothy Whelan	$10,625	$57,875	$11,286	—	—	—	$79,786
Wayne Wilson	$9,375	—	—	—	—	—	$9,375
Kurtis Wolf	$7,292	$70,500	$51,686	—	—	—	$129,478

(1)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including quarterly retainer fees and committee membership, chairmanship and/or Lead Independent Director fees as described above.
(2)	On February 16, 2017, Messrs. Carpenter, DiSanto and Wolf, in connection with their appointment to the Company’s Board of Directors, received an option award to purchase 20,000 shares of the Company’s common stock with a grant date fair value of $2.02 per share. The amounts in this column represents the grant date fair value of such share-based awards. The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”). Underlying assumptions utilized in the determination of fair value for the share-based awards were as follows: Exercise Price of $6.45 (closing price on February 16, 2017), Expected Term of 3.57 years, Volatility of 39.8% and a Discount Rate of 1.50%.
(3)	On June 14, 2017, Messrs. Bova, Carpenter, DiSanto, Whelan and Wolf, in connection with the Company’s Annual Meeting, received an option award to purchase 11,286 shares of the Company’s common stock with a grant date fair value of $2.09 per share. The amounts in this column represents the grant date fair value of such share-based awards. The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”). Underlying assumptions utilized in the determination of fair value for the share-based awards were as follows: Exercise Price of $6.99 (closing price on June 14, 2017), Expected Term of 3.52 years, Volatility of 38.2% and a Discount Rate of 1.48%.
(4)	As of December 31, 2017, the aggregate number of unexercised stock option awards outstanding totaled 25,400 for each non-employee director. There were 67,063 unvested stock awards as of December 31, 2017.

Compensation Committee Interlocks and Insider Participation

During 2017, Messrs. Bova, Carpenter, Flynn, Wilson and Wolf and Ms. Leaming served as members of the Compensation Committee. Except with respect to Mr. Bova, who served as President and Chief Operating Officer of Edgewater from 1999 to 2000, no member of the Compensation Committee is or has ever been one of our officers or an employee of the Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the material elements of compensation for the Edgewater executive officers (the “Named Executive Officers”) identified in the Summary Compensation Table presented below under “Compensation of Named Executive Officers,” provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions with respect to the compensation earned by our Named Executive Officers. The Compensation Committee of the Board (the “Compensation Committee”) makes all decisions for the total direct compensation—that is, the annual base salaries and benefits; annual incentive compensation; and long-term incentives of the Company’s executive officers, including the Named Executive Officers.

Our Named Executive Officers for 2017 consisted of those persons who at any time during the year served as our Chief Executive Officer or Chief Financial Officer and the three other executive officers who were employed on December 31, 2017 and had the highest total compensation for 2017. For 2017, our Named Executive Officers consisted of (i) Jeffery Rutherford, who was appointed by our Board in March 2017 as the Company’s Chairman of the Board and Interim Chief Executive Officer and Interim President, (ii) Shirley Singleton, who served as the Company’s Chairman, President and Chief Executive Officer until her employment was terminated by the Board without cause in March 2017, (iii) David Clancey, who served as the Company’s Executive Vice President, Chief Strategy Officer and Chief Technology Officer until his employment was terminated by the Board without cause in March 2017, (iv) Robin Ranzal-Knowles, who served as President of Edgewater Technology-Ranzal, Inc., a Company subsidiary, until her employment was terminated by the Board without cause in August 2017, (v) Timothy R. Oakes, the Company’s Chief Financial Officer, (vi) Kristin Zaepfel, the Company’s Vice President, Human Resources, (vii) Russell Smith, President of Edgewater Fullscope, Inc., a Company subsidiary, and (viii) Paul McNeice, who joined the Company in 2010 and was appointed by our Board as the Company’s Chief Accounting Officer in September 2017.

Executive Summary

Edgewater’s operating strategy is based on the philosophy that success in its business sector is best measured by performance in a marathon, not a sprint. Our compensation policies and practices mirror this operating strategy, as compensation incentives are implemented as a direct extension of our operating strategy, and payouts are made only when fundamental operating objectives, including satisfaction of revenue or Adjusted EBITDA-based goals, have been achieved.

The Company’s operating performance has varied from year to year, primarily due to volatile industry demand for information technology-related products and services. Management and the Board annually review Edgewater’s business for the purpose of developing and updating a rolling three-year strategic plan focused on continually improving and broadening the Company’s scale of operations and driving consistent growth in revenue and Adjusted EBITDA over the planning horizon.

At the beginning of 2017, the Compensation Committee established 2017 target bonus opportunities premised on specified Adjusted EBITDA levels tied to our budget and individual executive management objectives, as described in greater detail below under “Individual Elements of Compensation; 2017 Compensation Decisions—Annual Incentive Compensation.”

Of the total 2017 bonus opportunities for Named Executive Officers, 80% was tied to Adjusted EBITDA performance against targets and 20% was tied to other specific individual management performance objective goals. The Company did not achieve the minimum Adjusted EBITDA threshold (as described below under “Elements of the 2017 Incentive Bonus Plan Opportunity”). Additionally, the Compensation Committee reviewed and approved the satisfaction of individual 2017 management performance objective goals for each of the Named Executive Officers.

Mr. McNeice and Mr. Smith were not named executive officers during the development and approval of the 2017 bonus plan. Mr. McNeice was subject to an annual discretionary bonus plan for the year ended December 31, 2017. Mr. Smith’s plan was established by the Committee based 40% on the service and net software revenues, 40% on the EBITDA contribution of the Fullscope Division of our ERP business, and 20% tied to other specific individual management performance objective goals. The Fullscope Division exceeded the minimum revenue and EBITDA thresholds (as described below under “Elements of the 2017 Incentive Bonus Plan Opportunity”).

The combined effects of the partial achievement against the 2017 Financial Performance Targets resulted in a partial bonus payout against target for all Named Executive Officers (20% of target). Mr. Smith, whose plan was based on ERP financial results, achieved greater than target payout based on measured performance (121% of target).

No stock option or restricted share awards were granted by the Board to the Company’s Named Executive Officers in March 2017 due to an insufficient number of shares available to provide competitive and meaningful awards.

Consideration of 2017 Say-On-Pay Voting Results

The Compensation Committee, when reviewing and determining compensation policies and deciding upon compensation strategies for the Company’s Named Executive Officers, considered the results of stockholder voting on the 2017 non-binding advisory vote to approve Named Executive Officer compensation. With 66% of the votes cast approving the compensation program for our Named Executive Officers, the Compensation Committee concluded that the Company’s stockholders were generally supportive of the Company’s executive compensation decisions and policies and that the Company would continue to adhere to such decisions and policies.

Compensation Philosophy

Our compensation programs are designed to attract, retain and compensate Edgewater’s executive employees, while motivating them to achieve superior performance. Different programs are geared to short- and longer-term performance with the goal of increasing stockholder value over the long term. Executive compensation programs affect all employees by setting general levels of compensation and helping to create an environment of goals, expectations and rewards. Because we believe the performance of every employee is important to our success, we are mindful of the effect executive compensation and incentive programs have on all of our employees.

We believe that the compensation of our executives primarily should reflect their success as a management team, in attaining key operating objectives, such as growth in revenue and growth in earnings before interest, taxes, stock-based compensation expense, depreciation and amortization and other non-recurring charges (or benefits) (“Adjusted EBITDA”), the development of long-term competitive advantage, and, to a lesser extent, individual performance goals and objectives. We believe that the performance of the executives in managing our Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our stock option and other equity incentive programs.

Overview of Executive Compensation Components

The Company’s executive compensation program consists of several components, the most important elements of which are set forth in the table below.

	Pay Element	What the Pay Element Rewards	Why Edgewater Uses the Element
Base Salary	Base Salary	Pay for market performance in the executive role. Base salary adjustments allow the Committee to reflect an individual’s performance or changed responsibilities.	• Market practice and competitive factors. • To attract and retain executive talent.

Short-Term Incentives	Annual Executive Incentive Bonuses	Provides benefits for achievement of objective goals and financial success, mainly through Adjusted EBITDA-based objectives, and to a lesser extent individual performance.	• Market practice and competitive factors. • To motivate performance and meet annual goals.

Long-Term Incentives	Stock Options	Focus executives on increasing stock price over a minimum three-year vesting period and a maximum seven-year option term.	Stock options reward executives for increases in stockholder value.

	Restricted Stock	Retain executives over a vesting period (typically over three to five years) by granting underlying shares of Edgewater stock on continued employment during vesting period.	Restricted Stock awards reward past success and can help retain executives in a challenging business environment, and they further align the interests of executives with those of shareholders through direct share ownership.

	Stock Ownership Guidelines	The Company expects its CEO and other Named Executive Officers to satisfy stock ownership guidelines equal to three-times and one-times their base salary, respectively.	Fosters long-term stock ownership and aligns executives’ interests with those of stockholders.

For more detail regarding these components, see “Individual Elements of Compensation— Elements of 2017 Incentive Bonus Plan Opportunity” below.

Compensation Consultant

The Company engaged Radford, an Aon Hewitt Company (“Radford”), as an independent compensation consultant (the “Compensation Consultant”) to assist the Committee in the discharge of its duties. Our Compensation Consultant does not perform any services for us other than for the Compensation Committee, and the Compensation Committee retains the right to terminate or replace the Compensation Consultant at any time.

During 2017, our Compensation Consultant provided the Compensation Committee with:

•	evaluation and refinement of the peer group to reflect the Company’s financial profile and current market conditions;

•	a review of the Board’s compensation, specific to ongoing equity guidelines;

•	comprehensive reviews of our executive compensation programs, including tally sheets reflecting all components of executive compensation;

•	peer group and market survey benchmarking data;

•	a review of the annual performance incentive award program design and long-term incentive mix;

•	advice regarding competitive levels of executive base salaries, annual performance incentive awards, and long-term equity compensation; and

•	recommendations for long-term equity incentives.

In preparing its compensation analyses for 2017, our Compensation Consultant analyzed compensation data from the companies included in our peer group, as well as the published compensation surveys of software products/services and professional/technical services firms with a primary focus on comparable companies with revenues less than $350 million, market capitalizations less than $350 million and a market capitalization to revenue multiple between 0.7x and 1.5x and a secondary focus on companies having a similar employee headcount profile.

The following is a list of all the companies in our peer group:

CSP, Inc.	GSE Systems, Inc.	Guidance Software, Inc.

Information Services Group	Innodata Isogen, Inc.	Limelight Networks, Inc.

Mattersight	NCI Information Systems, Inc.	NetSol Technologies, Inc.

Perficient, Inc.	QAD, Inc.	Smith Micro Software, Inc.

Synacor, Inc.	The Hackett Group, Inc.	Widepoint Corp.

The 2017 peer group was developed by the Compensation Consultant, with management input, and was formally reviewed with and approved by the Compensation Committee in October 2017, at which time the Company was positioned at the median of the peer group in trailing twelve-month revenues and market capitalization. The Compensation Consultant’s recommendations with respect to base salary, bonus and equity incentive compensation are generally based on a combination of the broader survey information and available published data for the companies in the peer group.

The Compensation Committee generally seeks to target all elements of direct compensation at or near the 50th percentile of the peer group data and industry market survey data. Actual long-term equity incentive compensation awards were set at lower levels based on the current limited availability of shares for granting under the Company’s equity incentive plans.

Role of the Chief Executive Officer in the Compensation Process

The Compensation Committee makes all decisions for the total direct compensation—that is, the annual base salaries and benefits; annual incentive compensation; and long-term incentives of the Company’s executive officers, including the Named Executive Officers. As it relates to compensation matters for the Company’s Named Executive Officers (other than the Chief Executive Officer), the Compensation Committee solicits recommendations from the Chief Executive Officer with regards to information that may be considered by the Compensation Committee in either the development of compensation programs or the awarding of objective and/or discretionary bonus amounts. The Compensation Committee, however, makes the final decision with respect to executive officer compensation.

Overall Compensation Goals

The goals of our executive compensation program are to:

•	compensate executive employees in a manner that realistically aligns the employee’s interests with the interests of our stockholders;

•	encourage continuation of our Company’s entrepreneurial spirit;

•	reward executives for successful long-term strategic management;

•	recognize outstanding performance; and

•	attract and retain highly qualified and motivated executives.

The Compensation Committee seeks to achieve these goals by setting base salaries for our executives that are competitive with those of our peers and providing incentives that enable total compensation to be in line with peer total compensation levels. Further, we place an important emphasis on “pay for performance,” as we believe that meaningful portions of a total compensation opportunity should be at risk. In addition, Edgewater believes that total compensation should reflect and properly reward outstanding performance, including performance above targeted levels.

We believe the mix of base salary, bonuses, stock option grants and restricted stock awards described below furthers our objectives, is consistent with our philosophy described previously and effectively links executive compensation to our Company’s operational performance.

Consideration Given to Individual Elements of Compensation

The Company’s compensation program for its Named Executive Officers is based upon various individual compensation elements such as base salary, annual incentive compensation and long-term stock awards. When reviewing compensation programs, the Compensation Committee views each of the compensation elements independently, as well as collectively as total direct compensation.

The Compensation Committee annually determines the compensation levels for our Named Executive Officers by considering several factors, including each executive officer’s roles and responsibilities, how the executive officer is performing those responsibilities, our historical and anticipated future financial performance and the compensation practices of companies in our peer group and where appropriate, survey data from a broader index of comparable public companies. The Compensation Committee does not maintain a specific policy or formula when establishing the allocation of total compensation among the various compensation elements (i.e., cash and non-cash compensation). The overall goal of the Compensation Committee is to establish individual compensation elements for our Named Executive Officers that align with the goals described under “Overall Compensation Goals” above, and align the interests of our Named Executive Officers with the interests of our stockholders.

Individual Elements of Compensation

The current compensation program for the Named Executive Officers is composed of three primary elements: annual base salaries and benefits; annual incentive compensation in the form of cash bonus awards made under the incentive bonus program, which is technically part of our 2012 Omnibus Plan; and long-term incentives, consisting of stock options and restricted stock grants.

Annual Base Salaries and Benefits

Annual base salaries and benefits are intended to provide a degree of compensation certainty to executives by providing a reasonable amount of compensation that is not at-risk for performance.

Base Salaries. Our executive compensation strategy generally is for executives to receive a salary in line with the market, while being eligible for bonuses, stock option grants or restricted stock awards that generally generate value based on the Company’s and individual performance. We believe that competitive base salary levels in combination with performance and stock-based incentives provide our executives with the potential to earn competitive industry total executive compensation levels if corporate financial performance goals and individual performance goals are achieved.

Base salaries are designed to help attract and retain management talent. To ensure that salary ranges are competitive in the overall marketplace, salary ranges are periodically compared to the salaries paid for comparable positions within companies that compete with our Company for executive talent, including industry competitors, companies of comparable size in our key geographic markets, competitive industry practices, and companies with comparable revenues or profitability in other industries. Our compensation assessment efforts have been assisted by our Compensation Consultant, which conducted benchmark reviews of our Company to a peer group of companies as well as a broader survey of technology industry firms with less than $350 million in revenue (with a median of $168 million). These analyses compared the individual compensation elements, as well as total direct compensation, for each of our Named Executive Officers with peer group and market survey data at the market 25th, 50th and 75th percentiles.

The Compensation Committee generally reviews salaries of the Named Executive Officers in the first calendar quarter of each year to determine if any adjustment is appropriate. In reviewing and establishing salaries for the Named Executive Officers, the Committee considers the Company’s past performance, individual performance and experience and, with respect to the Named Executive Officers other than the CEO, recommendations made by the CEO. Additional factors considered in setting salary levels are the Committee members’ business judgment about the appropriate level of salary to retain, motivate and reward individual executives and to a certain extent, recommendations by our Compensation Consultant. Baseline amounts under employment agreements also influence base salary compensation levels. See “Employment, Severance and Change in Control Agreements” below.

Benefits

The Company’s Named Executive Officers receive limited benefits that would be considered executive benefits. Most benefits are consistent with those offered generally to employees, which consist of life insurance, travel accident insurance, health insurance, dental insurance, flexible spending accounts, short-term and long-term disability, fitness club reimbursement, and opportunities to participate in Edgewater’s employee stock purchase program and 401(k) plan. Benefits and perquisites include a monthly automobile allowance that is provided to each of our Named Executive Officers (other than Mr. McNeice and Mr. Smith and Ms. Zaepfel). In general, we believe the benefits described above are competitive with the marketplace. Please refer to “Compensation of Named Executive Officers—Summary Compensation Table” below and the related footnotes for additional information about benefits.

Annual Incentive Compensation

Incentive compensation consists of cash bonuses and awards made under the incentive bonus plan, and its objective is to motivate executives annually, and to promote long-term growth. We refer to these opportunities as “bonus” opportunities consistent with historical practice. However, for “Summary Compensation Table” purposes, awards and payouts appear under the column “Non-Equity Incentive Plan Compensation” and not under the “Bonus” column, consistent with SEC rules.

Executive Incentive Bonuses. Future cash bonus payments will be made in accordance with our incentive bonus plan, under which we set annual incentive goals at meetings of the Compensation Committee in conjunction with the release of our prior year financial results. Our incentive bonus plan represents an important element of our compensation strategy, since achieving performance targets enables our executives to attain total current compensation in line with peer pay levels. In contrast, failure to achieve performance targets may result in total current compensation for our executives falling below, possibly substantially below, peer compensation levels.

Elements of the 2017 Incentive Bonus Plan Opportunity. For the 2017 fiscal year, the Committee established the following cash bonus opportunities and objectives for the Named Executive Officers:

	Minimum Financial Performance Target	Financial Performance Target	Maximum Financial Performance Target	Weighting of Applicable Components for All Named Executive Officers, Excluding Ms. Ranzal- Knowles and Mr. Smith	Weighting of Applicable Components for Ms. Ranzal- Knowles and Mr. Smith
Component	(Amounts In Millions)
Company Adjusted EBITDA (1)	$6.3	$6.3	$6.3	80%	—%
Divisional service revenue (2)	$52.9	$58.7	$64.6	—%	40%
Divisional Adjusted EBITDA (2)	$10.0	$11.1	$12.2	—%	40%
Divisional service revenue (3)	$35.2	$39.1	$43.0	—%	40%
Divisional Adjusted EBITDA (3)	$5.0	$5.5	$6.1	—%	40%
Individual Performance Bonus Opportunity (4)				20%	20%

(1)	80% of the aggregate bonus opportunity was authorized for satisfaction of financial-based performance objectives (the “Financial Performance Bonus Opportunity”), for which

•	100% of the Financial Performance Bonus Opportunity was dependent upon the satisfaction of Adjusted EBITDA goals; and

in furtherance of this objective goal, the Committee established specified performance target levels for Adjusted EBITDA, which we refer to collectively as “Financial Performance Targets” and individually as the “Financial Performance Target.”

(2)	80% of the aggregate bonus opportunity was authorized for satisfaction of financial-based performance objectives (the “Ranzal Financial Performance Bonus Opportunity”), for which

•	up to 50% of the Ranzal Financial Performance Bonus Opportunity was dependent upon the satisfaction of Adjusted EBITDA goals; and

•	up to 50% of the Ranzal Financial Performance Bonus Opportunity was dependent upon the satisfaction of service revenue goals, and in furtherance of this objective goal, the Committee established specified performance target levels for service revenue and for Adjusted EBITDA, which we refer to collectively as “Ranzal Financial Performance Targets” and individually as the “Ranzal Financial Performance Target.”

(3)	80% of the aggregate bonus opportunity was authorized for satisfaction of financial-based performance objectives (the “Fullscope Financial Performance Bonus Opportunity”), for which

•	up to 50% of the Fullscope Financial Performance Bonus Opportunity was dependent upon the satisfaction of Adjusted EBITDA goals; and

•	up to 50% of the Fullscope Financial Performance Bonus Opportunity was dependent upon the satisfaction of service revenue goals, and in furtherance of this objective goal, the Committee established specified performance target levels for service revenue and for Adjusted EBITDA, which we refer to collectively as “Fullscope Financial Performance Targets” and individually as the “Fullscope Financial Performance Target.”

(4)	20% of the aggregate bonus opportunity is discretionary, and is dependent upon satisfaction of individual management performance objectives (the “Individual Performance Bonus Opportunity”) specifically set for each executive. The Committee established the following individual management objectives for the Named Executive Officers:

• Ms. Singleton	Individual management objectives were designed to reward the facilitation of the strategic alternatives process, with a focus upon supporting the due diligence and valuation process.

• Mr. Clancey	Individual management objectives were designed to reward the facilitation of the strategic alternatives process, with a focus upon supporting the due diligence and valuation process.

• Ms. Ranzal-Knowles	Individual management objectives were designed to reward the facilitation of the strategic alternatives process, with a focus upon supporting the due diligence and valuation process.

• Mr. Oakes	Individual management objectives were designed to reward the facilitation of the strategic alternatives process, with a focus upon supporting the due diligence and valuation process.

• Ms. Zaepfel	Individual management objectives were designed to reward the facilitation of the strategic alternatives process, with a focus upon supporting the due diligence and valuation process.

Mr. McNeice and Mr. Smith were not named executive officers at the time of Board Approval of these plans.

2017 Financial Performance Bonus Opportunity. The 2017 Financial Performance Bonus Opportunity was established to reward executives for achieving certain goals for Adjusted EBITDA (targeted at $6.3 million). The bonus plan was also designed to provide additional incentives for overachievement beyond target goals, so that more than 100% of each target goal could be paid out if overachievement occurred.

2017 Individual Performance Bonus Opportunity. The 2017 Individual Performance Bonus Opportunity was established on an individual basis for each Named Executive Officer based upon the expected professional contribution of each functional executive position and the impact of such contribution on the overall strategic and operational goals of the Company. This constituted 20% of the aggregate total eligible bonus opportunity of each of our Named Executive Officers.

Total Eligible Bonus Opportunity. The aggregate total eligible bonus opportunity for each of the Named Executive Officers was determined in relation to a percentage of base salary.

For 2017, the total eligible bonus opportunity for the Named Executive Officers was as follows:

Executive	Aggregate Eligible Bonus as a % of Salary	$ Amount of Aggregate Eligible Bonus Opportunity
Shirley Singleton	100%	$450,000
David Clancey	100%	$400,000
Robin Ranzal-Knowles	100%	$375,000
Timothy R. Oakes	60%	$210,000
Kristin Zaepfel	40%	$90,000
Russell Smith	69%	$225,000
Paul McNeice	15%	$33,000

2017 Bonus Award Payments. In March 2018, the Compensation Committee evaluated the extent to which individual elements of the 2017 Incentive Bonus Plan Opportunity had been earned and determined the amount of bonuses payable. In 2017, Financial Performance Bonus Opportunities were focused on the attainment of service revenue and Adjusted EBITDA targets; for these purposes, Adjusted EBITDA includes all applicable incentive bonus plan expense accruals. The Compensation Committee’s review was based on its knowledge of the Company, its contact with the executives throughout the year and reviews of Company and individual executive officer performance. An executive officer must be employed by the Company as of the date any bonus is paid, in order to be eligible to receive it.

	Financial Performance Bonus Opportunity
Named Executive Officer	Company/ Divisional Service Revenue	Company/ Divisional Adjusted EBITDA	Individual Performance Bonus Opportunity	Total Bonus Opportunity	Bonus as % of Target
Jeffrey Rutherford:
At Target	$—	$314,000	$78,500	$392,500	100%
Achieved	—	—	$78,500	$78,500	20%
Robin Ranzal-Knowles:
At Target	$150,000	150,000	$75,000	$375,000	100%
Achieved	—	—	$336,000	$336,000	90%
Timothy R. Oakes:
At Target	—	$168,000	$42,000	$210,000	100%
Achieved	—	—	$42,000	$42,000	20%
Kristin Zaepfel:
At Target	—	$72,000	$18,000	$90,000	100%
Achieved	—	—	$18,000	$18,000	20%
Russell Smith:
At Target	$90,000	$90,000	$45,000	$225,000	100%
Achieved	$123,373	$135,000	$45,000	$303,373	43%
Paul McNeice:
At Target	—	—	—	—	NA
Achieved	—	—	$16,500	$16,500	NA

Each of the Named Executive Officers qualified for a bonus payment under the Individual Performance Bonus Opportunity. The Compensation Committee, based on consideration of input from Mr. Rutherford, its knowledge of the Company, its contact with the executives throughout the year and a review of each individual Named Executive Officer’s performance, determined each individual Named Executive Officer qualified for a bonus payment in connection with the satisfactory achievement of each officer’s individual management objectives.

Long-Term Incentives

We have granted in the past, and we intend to grant or award in the future, to our executives and other key employees, stock options and restricted stock awards. Options have been, and will be, granted at an exercise price equal to the closing sales price of our common stock, as reported on NASDAQ, on the date of grant. Options have no monetary value to the executives unless the market price of our common stock increases above the exercise price. Restricted stock awards, although having immediate value upon the date of the award, are subject to time vesting provisions, which generally require an executive to remain with our Company during the time vesting period, before being able to access the value of any such awards. Although we have not done so in the past, we may base vesting of future option grants or restricted stock awards on an objective analysis of various performance criteria. Restricted stock awards have historically been awarded at the par value of our Company’s common stock, which is $0.01 per share.

The value of long-term stock awards is primarily based on the performance of Edgewater common stock and therefore is designed to align the executives’ interests with those of the Company’s stockholders. A stock option is the right to purchase shares of common stock of the Company generally within seven to ten years after the date of grant.

In general, the Company’s long-term stock awards are based on each executive’s historical contributions, experience and tenure with the Company, past and expected future contributions to the Company, and in part after examining the competitive marketplace.

With the exception of a new hire grant of 20,000 shares on February 16, 2017, no stock option or restricted share awards were granted by the Board to the Company’s Named Executive Officers in 2017 due to an insufficient number of shares available to provide competitive and meaningful awards.

The Company’s Board and Compensation Committee believe that equity-based awards are essential to our continued success. Equity-based awards are necessary to attract and retain highly-qualified officers, directors, key employees and other key individuals and to motivate these individuals to serve Edgewater and to expend maximum effort to improve Edgewater’s business results and earnings by providing these individuals with an opportunity to acquire or increase a direct proprietary interest in Edgewater’s operations and future success.

Please refer to the “Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year End” tables below and the related footnotes for additional information about long-term stock awards.

Consideration Given to Annual and Long-Term Incentive Awards

After reviewing the Company’s prior year-end financial results, the Committee decides whether to grant individual cash bonuses and long-term stock awards, and determines the amount of these bonuses and awards, based on the factors previously discussed. The Committee’s review of total compensation opportunities is based on its knowledge of the Company, its contact with the executives throughout the year and a review of performance, with a primary focus on overall Company performance and a secondary focus on individual performance, as well as market and competitive factors.

The Committee also compares the Company’s performance to that of its peer competitors. Additionally, companies with comparable revenues in our industry, as well as similar industries, are also surveyed to ensure that executive compensation is competitive in the overall marketplace. The Compensation Committee believes that the Company should provide total compensation to its executives that is competitive among its peers in order to continue attracting and retaining the most talented people. The Compensation Committee considers the foregoing performance factors in making individual compensation decisions. The Committee also applies its own business judgment in light of these factors (and in certain circumstances, the recommendations made by its Compensation Consultant) in making final incentive award determinations.

Potential Payments Upon Termination and/or Change in Control

The Company provides a level of severance benefits that the Compensation Committee believes is necessary to provide a competitive compensation package to its senior executives. Maintaining these arrangements enables the Company to attract and retain senior executives, provide senior executives with a degree of certainty regarding their future employment relationship, and ensure the continued commitment of senior executives in the event of a potential or actual change in control. Payments upon a change in control also further align the interests of the executives with those of the stockholders. Providing change in control benefits is designed to reduce the reluctance of management to pursue potential change in control transactions that may be in the best interests of the stockholders, and helps ensure stability in the event of a change in control of the Company.

The Compensation Committee further believes that the level of severance benefits and vesting of outstanding equity awards under the employment agreements, including multiples of pay, are consistent with market practice and necessary for the Company to be competitive in attracting and retaining talent in the Company’s industry, and are also commensurate with each senior executive’s level of responsibility.

Employment, Severance and Change in Control Agreements

The Compensation Committee believes that it is in the Company’s best interest as well as the interests of its stockholders to offer severance and change in control benefits to certain of its Named Executive Officers. Edgewater competes for talent in a highly competitive market in which companies routinely offer similar benefits to senior executives. The Compensation Committee believes that providing severance and change in control benefits to its Named Executive Officers reduces any reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders. In addition, the income security provided by competitive severance and change in control arrangements helps minimize distractions caused by uncertain personal financial circumstances during the negotiation of a potential change in control transaction, a period of time requiring focused and thoughtful leadership to ensure a successful outcome.

Employment Agreements for Ms. Singleton and Mr. Clancey: On June 12, 2007, the Company entered into three-year employment agreements with Ms. Singleton, as the Company’s then President and CEO, and Mr. Clancey, as the Company’s then Executive Vice President, Chief Strategy Officer and Chief Technology Officer. The employment agreements established the following minimum annual base salary levels: Ms. Singleton, $450,000 and Mr. Clancey, $400,000. On December 17, 2010, each employment agreement was amended to update salary and severance provisions and extend the term for an additional three years. On December 4, 2013, each employment agreement was further amended to update salary and severance provisions and extend the term for an additional three years. On December 2, 2016, each employment agreement was further amended to update salary levels, extend the term through December 31, 2017 and provide severance in the event the Company failed, at any time subsequent to December 2, 2016, to renew the agreement upon all of the same terms and conditions set forth therein for a period of at least one (1) year. The employment agreements, as amended, for Ms. Singleton and Mr. Clancey are collectively referred to as the “Employment Agreements” and separately as an “Employment Agreement.”

The Employment Agreements also contained a covenant not to compete with the Company, concerning its business, non-solicitation of employees and customers during the term of the agreement and for the twelve-month period immediately following termination with the Company.

In accordance with the terms of the Employment Agreements, if either Ms. Singleton or Mr. Clancey were terminated without cause or either Ms. Singleton or Mr. Clancey terminated his or her respective employment for Good Reason (as defined therein) in the absence of a Change in Control involving the Company, then the Company would be required to (i) make a lump sum payment equal to two (2) times the employee’s annual base salary in effect at the time of such termination plus an amount equal to the employee’s bonus target for the calendar year immediately preceding the calendar year in which termination of employment occurred (but in no event would the bonus paid exceed one (1) year’s annual base salary for the employee), (ii) accelerate the vesting of all options and restricted stock awards so that all unvested options and restricted stock awards shall become immediately vested and exercisable, and (iii) continue employee’s healthcare, life insurance and disability coverage for a period of two years following such termination.

In March 2017, the Company’s Board of Directors voted to remove, without cause, Ms. Singleton as the Company’s President and CEO. In accordance with the terms of Ms. Singleton’s employment agreement, the Company paid Ms. Singleton a total of $1.4 million, representing two times her annual base salary in effect at the time of her termination, plus an amount equal to her bonus target for the calendar year immediately preceding the calendar year in which she was terminated. Additionally, all outstanding and unvested stock options and restricted stock awards became immediately vested and exercisable at the time of her termination.

In March 2017, the Company’s Board of Directors voted to remove, without cause, Mr. Clancey as the Company’s Executive Vice President, Chief Strategy Officer and Chief Technology Officer. In accordance with the terms of Mr. Clancey’s employment agreement, the Company paid Mr. Clancey a total of $1.2 million, representing two times his annual base salary in effect at the time of his termination, plus an amount equal to his bonus target for the calendar year immediately preceding the calendar year in which he was terminated. Additionally, all outstanding and unvested stock options and restricted stock awards became immediately vested and exercisable at the time of his termination.

Change in Control Agreement for Ms. Ranzal-Knowles : On September 15, 2010, the Company entered into a severance agreement (the “Original Knowles Severance Agreement”) with Ms. Ranzal-Knowles, the then President of the Company’s Edgewater Technology-Ranzal, Inc. subsidiary, under which the Company would be obligated to pay, in certain circumstances, (i) severance pay for a period of six months of her annual base salary then in effect, together with six months continued coverage under the Company’s medical and dental plans, (ii) a lump sum payment in an amount equal to one-half of the annual performance bonus paid by the Company during the preceding fiscal year and (iii) full vesting of all stock option grants in the event Ms. Ranzal-Knowles’ employment were terminated by the Company without “cause” within one year following a “change in control” of the Company.

On December 4, 2013, the Company entered into a restated severance agreement with Ms. Ranzal-Knowles (the “Restated Knowles Severance Agreement”), which provided for the modification of the payment provisions associated with amounts due to Ms. Ranzal-Knowles under the provisions of the Original Knowles Severance Agreement in the event she is deemed to be a “specified employee,” as defined in the Treasury Regulations.

Under the Restated Knowles Severance Agreement, “cause” was defined as (1) the employee’s material breach of any provision of the Company’s Confidentiality and Non-Disclosure Agreement, (2) following notice and an opportunity to be heard on the subject, a determination that the employee has willfully failed and refused to comply with the material and reasonable directives of the Company or breached her fiduciary duties to the Company, (3) the employee’s failure to meet written performance standards established by the President and CEO of the Company from time to time which the employee has failed to cure within 90 days after receipt of written notice of nonperformance from the Company, (4) the employee’s gross negligence or willful or intentional misconduct, or (5) the conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony with respect to the employee, or any other criminal activity which materially affects the employee’s ability to perform her duties or materially harms the reputation of the Company.

In August 2017, the Company’s Board of Directors voted to remove, without cause, Ms. Ranzal-Knowles as the Company’s President Edgewater Ranzal. In accordance with the terms of Ms. Ranzal-Knowles severance agreement, the Company paid Ms. Ranzal-Knowles a total of $761 thousand, representing her annual base salary in effect at the time of her termination, plus an amount equal to her bonus target for the calendar year immediately preceding the calendar year in which she was terminated. Additionally, all outstanding and unvested stock options and restricted stock awards became immediately vested and exercisable at the time of her termination.

Change in Control Agreement for Mr. Oakes: On July 21, 2008, the Company entered into a severance agreement (the “Original Oakes Severance Agreement”) with Mr. Oakes, the Company’s Chief Financial Officer, under which the Company would be obligated to pay Mr. Oakes, in certain circumstances, his annual base pay then in effect, for a period of six months, together with six months of continued coverage under the Company’s medical and dental plans, in the event his employment were terminated by the Company without “cause” within one year following a Change in Control of the Company.

On December 4, 2013, the Company entered into a restated severance agreement (the “Restated Oakes Severance Agreement”) with Mr. Oakes, which provided for the modification of the payment provisions associated with amounts due to Mr. Oakes under the provisions of the Original Oakes Severance Agreement in the event he is deemed to be a “specified employee,” as defined in the Treasury Regulations.    Under the Restated Oakes Severance Agreement, “cause” is defined as (1) the employee’s material breach of any provision of the Company’s Confidentiality and Non-Disclosure Agreement, (2) following notice and an opportunity to be heard on the subject, a determination that the employee has willfully failed and refused to comply with the material and reasonable directives of the Company or breached his fiduciary duties to the Company, (3) employee’s failure to meet written performance standards established by the President and CEO of the Company from time to time which the employee has failed to cure within 90 days after receipt of written notice of nonperformance from the Company, (4) the employee’s gross negligence or willful or intentional misconduct, or (5) the conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony with respect to the employee, or any other criminal activity which materially affects the employee’s ability to perform his duties or materially harms the reputation of the Company.

Change in Control Agreement for Mr. McNeice: On March 15, 2018, the Company entered into a severance agreement (the “McNeice Severance Agreement”) with Mr. McNeice, the Company’s Chief Accounting Officer, under which the Company would be obligated to pay Mr. McNeice, in certain circumstances, his annual base pay then in effect, for a period of twelve months, in the event his employment were terminated by the Company without “cause” within one year following a Change in Control of the Company.

Jeffrey Rutherford Sale Bonus Agreement : On March 15, 2018, the Company entered into a sale bonus agreement (the “Bonus Agreement”) with Jeffrey Rutherford, who has been since March 2017 the Company’s Chairman of the Board, Interim Chief Executive Officer and Interim President. Under the Bonus Agreement, Mr. Rutherford shall be eligible to receive, subject to the terms and conditions set forth in the Agreement, a lump sum cash payment (the “Sale Bonus”) in an amount ranging from approximately $250,000 to approximately $1,250,000 based on the amount of the Transaction Equity Value (as defined in the Bonus Agreement) upon consummation of a business combination transaction involving the Company and Alithya Group Inc., a company domiciled in the Province of Québec, Canada (“Alithya”). The Sale Bonus shall be paid to Mr. Rutherford within 30 days following the date of consummation of the Alithya Transaction based upon the Transaction Equity Value determined as of the date of the Alithya Transaction.

Employment and Retention Bonus Agreement for Mr. Smith : On December 18, 2009, the Company entered into a letter employment agreement with Russell Smith, currently the President of Edgewater Technology—Fullscope, Inc., a Company subsidiary, which provides for employment on an at will basis at an initial salary of $200,000 and subject to potential future adjustment. Under that agreement, if Mr. Smith’s employment is terminated by the Company for any reason other than “Just Cause,” Mr. Smith will be entitled to receive salary continuation for a period of three months. “Just Cause” shall mean Mr. Smith’s (a) repeated and willful refusal to comply with reasonable and explicit directives from the Company, (b) willful and repeated breach or habitual neglect of material duties or responsibilities as an employee (including, among others, failure to comply with the employee’s obligations under the confidentiality and non-disclosure agreement or the key stockholder non-competition agreement with the Company), or (c) failure to perform duties in a satisfactory manner. On December 22, 2017, the Company entered into a stay bonus agreement (the “Stay Agreement”) with Mr. Smith. The Stay Agreement provides that Mr. Smith shall be eligible to receive either (but not both of) a sale bonus or a retention bonus (collectively referred to as the “Stay Bonus”), subject to Mr. Smith’s continued employment through specified dates. The Stay Bonus, if payable under the Agreement, will be paid in cash.

Under the Stay Agreement, in the event a Sale Event were consummated on or before March 31, 2018 (a “Qualifying Sale Event”), Mr. Smith would receive an aggregate cash payment in an aggregate amount equal to $450,000 (the “Sale Bonus”). The Sale Bonus would be paid to Mr. Smith as follows: (A) 50% of the Sale Bonus would be paid within 30 days following the date of consummation of the Qualifying Sale Event, subject to Mr. Smith’s continued employment with the Company and its subsidiaries (the “Company Group”) (or its successor) through such date; and (B) 50% of the Sale Bonus would be paid within 30 days following the one-year anniversary of the date of consummation of the Qualifying Sale Event (the “Anniversary Date”), subject to Mr. Smith’s continued employment with the Company Group through such Anniversary Date. Additionally, in the event a Qualifying Sale Event were not consummated on or before March 31, 2018, Mr. Smith would receive an aggregate cash payment in an amount equal to $225,000 (the “Retention Bonus”). The Retention Bonus would be paid to Mr. Smith within 30 days following March 31, 2018 (the “Retention Date”), subject to Mr. Smith’s continued employment with the Company Group through the Retention Date.

Pay Ratio Information

As a result of the Dodd-Frank Act, the SEC requires disclosure of the relationship between the annual total compensation of our Chief Executive Officer and our median employee. For 2017:

• The median annual total compensation for employees other than our Chief Executive Officer was $l26,000.

• The annual total compensation of our Chief Executive Officer was $306,000.

As a result, for 2017, our CEO pay ratio was approximately 2.4 to 1.0.

The median employee was identified from a list of Company employees, whether employed on a full-time, part-time basis or temporary as of December 31, 2017, excluding our Chief Executive Officer. To determine the median employee, we reviewed the actual taxable compensation paid to each listed employee in 2017, [converted to U.S. dollars at appropriate exchange rates for any non-U.S. employees and] annualized for any full-time employee who did not work for the entire year. We did not apply any cost-of-living adjustments nor did we use any form of statistical sampling. After identifying the median employee, we calculated the annual total compensation for such employee in accordance with SEC Regulation S-K, Item 402(c)(2)(x) requirements for reporting total compensation in the Summary Compensation Table.

Tax Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to publicly-held companies for compensation paid to their “covered employees” to the extent that the annual compensation paid to any such employee exceeds $1.0 million. However, as in effect for fiscal years ended on or prior to December 31, 2017, Section 162(m) provided an exception from such general non-deductibility for any such excess compensation which qualified as “performance-based compensation” as defined in Section 162(m). For fiscal years ending on or prior to December 31, 2017, Section 162(m) defined “covered employees” to include the CEO and the three next highest paid executives (other than the CFO) in the most recently completed fiscal year.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law which, among other changes to the Code, removed the exception from non-deductibility under Section 162(m) for “performance-based compensation” and also expanded the definition of “covered employees” by adding the CFO and providing that, once an executive officer became a “covered employee” for any fiscal year, such officer would (provided he or she continued to be employed by the Company) remain a “covered employee” for subsequent fiscal years, even though this might cause the total number of “covered employees” for any subsequent fiscal year to exceed five. Certain exceptions to such general non-deductibility are available under the Tax Act for contractual obligations entered into by a public company with its employees prior to December 31, 2017.

For the Company’s fiscal years ending on or prior to December 31, 2017, the Compensation Committee endeavored to structure grants of equity and annual bonuses to its Named Executive Officers who might be subject to Internal Revenue Code Section 162(m) in a manner that qualified those grants as “performance-based compensation” under that Section. The 1996 Plan, as amended, 2008 Plan and 2012 Omnibus Plan were approved by the Company’s stockholders at our May 8, 1998, June 11, 2008 and June 6, 2012 Annual Stockholders’ Meetings, respectively, and were designed to meet the requirements of Section 162(m) with respect to stock option awards. The 2000 Plan and the 2003 Plan, however, have not been approved by the Company’s stockholders. As a result, stock option grants or restricted stock awards to certain executive officers under the 2000 and 2003 Plans (if they cause the executive’s compensation to exceed $1.0 million in any one year) might not be fully deductible under Section 162(m). Since December 2009, stock options were granted to Ms. Singleton and Mr. Clancey from the 2000 Plan; these options will be treated for tax purposes as compensation paid in the year of their exercise. Because the 2000 Plan was not approved by the Company’s stockholders, the compensation expense arising upon the exercise of the options held by Ms. Singleton and Mr. Clancey may not be fully deductible by the Company in the year of exercise. For fiscal year 2016, compensation paid to our employees was fully deductible under Section 162(m). The Committee reserves the authority to award non-deductible compensation in certain circumstances as it deems appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued there under, no assurance can be given, notwithstanding our efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) for fiscal years ending on or prior to December 31, 2017 does in fact do so.

Accounting Considerations

The Compensation Committee also considers the effects certain types of equity awards have on the financial statements of the Company. The Company reports share-based compensation expense related to all equity awards in accordance with the fair value recognition provisions of ASC Topic 718.

Risk Assessment

The Compensation Committee annually evaluates whether our executive and broad-based compensation programs contribute to unnecessary risk-taking and has concluded that our compensation programs do not motivate imprudent risk taking and the risks arising from these programs are not reasonably likely to have a material adverse effect on Edgewater.

Timing of Stock-Based Incentive Awards

The Company historically has not formalized a set program, plan or practice to time equity awards, including option grants, to its Named Executive Officers or directors in coordination with the release of material non-public information. Commencement of Service Awards are typically timed to coincide within 90 days of the start date of such new employee or director or promoted employee. Aside from Commencement of Service Awards, the grant date of option awards to a Named Executive Officer typically occurs after the public release of prior year-end financial results.

Restricted stock awards have been made at the discretion of the Compensation Committee; they have been awarded in tandem with the grant of options in 2015, 2014, 2013, 2007 and 2006. In general, future equity awards, if any, made to Named Executive Officers are expected to be authorized in a given fiscal year during the first quarter, after the release of prior year financial results and at the regularly scheduled March meeting of the Board of Directors and Compensation Committee.

Stock Ownership Guidelines

In March 2005, the Company’s Compensation Committee established stock ownership guidelines, as ratified by the Company’s Board, for the Company’s directors and Named Executive Officers (the “Management Group”). The objective of the stock ownership guidelines is to increase the Management Group’s equity stake in the Company and more closely align their interests with those of our stockholders.

For Named Executive Officers, the guidelines require, within a three-year period, each Named Executive Officer, excluding the Company’s Chief Executive Officer (or CEO), to attain an investment position representative of a weighted combination of directly owned shares, vested “in-the-money” stock options and/or restricted stock awards, in Edgewater stock equal to the sum of their annual base salary. The guidelines further require, within the same three-year period, the Company’s CEO attain an investment position equal to three times annual base salary. Once attained, an executive’s guideline does not change as a result of changes in his or her base salary or fluctuations in the Company’s common stock price.

For directors, the guidelines provide that each director must own 5,000 shares of the Company’s common stock. Each new Director elected to the Company’s Board has two years from the effective date of his or her appointment to directly own 5,000 shares of the Company’s stock. Apart from the above, we have created no incentives, disincentives or facilitative programs in connection with the stock ownership guidelines.

Each Director and Named Executive Officer currently required to be compliant with the ownership guidelines has attained compliance with applicable stock ownership guidelines and no other actions are required now or in the future. Messrs. Bova and Whelan, who joined the Board in March 2016, will have two years (until March 2018) to meet the stock ownership requirement. Messrs. Carpenter, DiSanto, Rutherford and Wolf, who joined the Board in March 2017, will have two years (until March 2019) to meet the stock ownership requirement. Messrs. McNeice and Smith, who became named executive officers during 2017, will have three years (until 2020) to meet the stock ownership requirement.

Report of Compensation Committee

Messrs. Bova (Chair), Carpenter and Wolf, who constitute the Compensation Committee, have reviewed the foregoing Compensation Discussion and Analysis with the Company’s management and recommended that it be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following tables describes the compensation paid, or payable, for the last three fiscal years to our “Named Executive Officers,” who consist of those persons who at any time during 2017 served as our Chief Executive Officer or Chief Financial Officer and the three other executive officers who were employed on December 31, 2017 and had the highest total compensation for 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary		(1) Stock Awards	(1) Option Awards	(2) Non-Equity Incentive Plan Compensation		(3) All Other Compensation		Total
Jeffrey Rutherford (7) Chairman, Interim President and Interim Chief Executive Officer	2017 2016 2015		$306,452 — —	$ 40,400 — —	— — —		$78,500 — —		$18,853 — —		$444,205 — —
Shirley Singleton (4) Chairman, President and Chief Executive Officer	2017 2016 2015	$ $ $	100,385 450,000 449,215	— — $ 139,600	— — $ 100,400	$ $ $	1,462,327 193,957 90,000	$ $ $	8,426 23,646 23,518	$ $ $	1,571,138 667,603 802,733
David Clancey (5) Executive Vice President, Chief Strategy Officer and Chief Technology Officer	2017 2016 2015	$ $ $	98,462 400,000 399,216	— — $ 139,600	— — $ 100,400	$ $ $	1,318,831 172,406 80,000	$ $ $	8,839 30,308 30,632	$ $ $	1,426,132 602,714 749,848
Robin Ranzal-Knowles (6) President of Edgewater Technology-Ranzal, Inc.	2017 2016 2015	$ $ $	289,038 375,000 374,216	— — $ 87,250	— — $ 62,750	$ $ $	488,607 182,137 75,000	$ $ $	19,015 23,981 22,997	$ $ $	796,660 581,118 622,213
Timothy R. Oakes Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary	2017 2016 2015	$ $ $	349,038 325,000 324,215	— — $ 130,875	— — $ 94,125	$ $ $	42,000 105,060 48,750	$ $ $	28,203 26,927 25,717	$ $ $	419,241 456,987 623,682
Kristin Zaepfel Vice President, Human Resources	2017 2016 2015	$ $ $	224,615 215,000 214,529	— — $ 43,625	— — $ 31,375	$ $ $	18,000 37,06 17,000	$ $ $	22,236 20,721 19,420	$ $ $	264,851 272,788 325,949
Russell Smith (7) President Edgewater Fullscope	2017 2016 2015		$323,077	— — —	— — —		$303,373 — —		$20,479 — —		$646,929 — —
Paul McNeice (7) Chief Accounting Officer	2017 2016 2015		$207,621	— — —	— — —		$16,500 — —		$22,586 — —		$246,707 — —

(1)	Amounts are based on the aggregate grant date fair value of stock awards and stock option awards made to the Named Executive Officers in the applicable year. The reported amounts are calculated in accordance with the provisions of ASC Topic 718. See Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 regarding assumptions underlying the valuation of the Company’s equity awards in 2016 and 2015.
(2)	Represent amounts earned by each Named Executive Officer under the Company’s performance-based annual incentive plan. Refer to “Compensation Discussion and Analysis” elsewhere herein.
(3)	Items include (a) matching contributions made to the Company’s 401(k) plan on behalf of the Named Executive Officers; (b) medical, dental and disability insurance; (c) excess life insurance for Mr. Clancey; and (d) a monthly automobile allowance that was provided to our CEO, President of Edgewater Technology-Ranzal, Inc., Chief Strategy and Technology Officer, and Chief Financial Officer.
(4)	During March of 2017, the Company terminated the employment of Ms. Singleton. The Non-Equity Incentive Plan Compensation amount includes the contractually agreed upon severance provided to Ms. Singleton.
(5)	During March of 2017, the Company terminated the employment of Mr. Clancey. The Non-Equity Incentive Plan Compensation amount includes the contractually agreed upon severance provided to Mr. Clancey.
(6)	During August of 2017, the Company terminated the employment of Ms. Ranzal-Knowles. The Non-Equity Incentive Plan Compensation amount includes the contractually agreed upon severance provided to Ms. Ranzal-Knowles.
(7)	Messrs. Rutherford, McNeice and Smith became Named Executive Officers during the year ended December 31, 2017.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards to the Named Executive Officers during 2017.

											All				Grant
											Other	All Other			Date
											Stock	Option		Closing	Fair
											Awards:	Awards:	Exercise	Price	Value
		(1)									Number	Number	or	of	of
		Estimated Possible			Estimated Possible						of	of	Base	Stock	Stock
		Payouts Under Non-Equity			Payouts Under Equity						Shares	Securities	Price of	on	and
	Grant	Incentive Plan Awards			Incentive Plan Awards						of Stock	Underlying	Option	Grant	Option
Name	Date	Threshold	Target	Maximum	Threshold		Target		Maximum		or Units	Options	Awards	Date	Awards
Jeffrey Rutherford	— —	$235,500 —	$392,500 —	$549,500 —	$	— —	$	— —	$	— —	— —	— —	$ — —	$ — —	$ — —
Shirley Singleton	— —	$270,000 —	$450,000 —	$630,000 —		— —		— —		— —	— —	— —	— —	— —	— —
David Clancey	— —	$240,000 —	$400,000 —	$560,000 —		— —		— —		— —	— —	— —	— —	— —	— —
Robin Ranzal-Knowles	— —	$225,000 —	$375,000 —	$525,000 —		— —		— —		— —	— —	— —	— —	— —	— —
Timothy R. Oakes	— —	$146,250 —	$243,750 —	$341,250 —		— —		— —		— —	— —	— —	— —	— —	— —
Kristin Zaepfel	— —	$51,600 —	$86,000 —	$120,400 —		— —		— —		— —	— —	— —	— —	— —	— —
Russell Smith	— —	— —	— —	— —		— —		— —		— —	— —	— —	— —	— —	— —
Paul McNeice	— —	— —	— —	— —		— —		— —		— —	— —	— —	— —	— —	— —

(1)	These awards are described in detail under “Compensation Discussion and Analysis—Annual Incentive Compensation; Total Eligible Bonus Opportunity.”

Option Exercises and Stock Vested

The following table sets forth information concerning option exercises and the vesting of stock awards for Named Executive Officers during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	(1) Value Realized on Exercise	Number of Shares Acquired on Vesting	(2) Value Realized on Vesting
David Clancey	322,500	$1,031,497	19,999	$130,660
Shirley Singleton	322,500	$1,045,940	19,999	$130,660
Jeffrey Rutherford	—	—	—	—
Robin Ranzal-Knowles	234,422	$663,708	8,333	$54,456
Timothy R. Oakes	—	—	10,416	$68,058
Kristin Zaepfel	—	—	4,183	$27,336
Russell Smith	12,365	$49,577	—	—
Paul McNeice	—	—	—	—

(1)	Value realized is calculated as the aggregate market value on the exercise date of the shares of the common stock received upon exercise of options, less the aggregate exercise price of options (calculated before payment of any applicable withholding or income taxes).
(2)	Value realized is calculated as the aggregate market value on the date of vesting of the shares with respect to which restrictions lapsed during 2016 (calculated before payment of any applicable withholding or income taxes).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards for Named Executive Officers as of December 31, 2017.

	Option Awards							Stock Awards
			Number of Securities Underlying Unexercised Options					Number of Shares of	Market Value of Shares of Stock That Have Not Vested (2)
Name	Grant Date (1)	Vesting Period (In Years)	Exercisable	Unexercisable	Option Exercise Price		Option Expiration Date	Stock That Have Not Vested
Shirley Singleton (3)	—	—	—	—		$—	—	—		$—
David Clancey (4)	—	—	—	—		—	—	—		—
Robin Ranzal-Knowles Jeffrey Rutherford	— 2/16/17	— 3.00	— 6,659	— 13,341	$	— 6.45	— 2/16/22	— —		— —
Paul McNeice	9/24/14	3.00	5,000	—		$6.79	9/24/21	—		—
Russell Smith	3/9/11 3/7/12 9/26/12 3/5/14 3/6/15	3.00 3.00 3.00 3.00 3.00	103,028 20,000 75,000 30,000 33,333	— — — — 16,667	$ $ $ $ $	3.15 3.52 4.04 6.89 6.99	3/9/18 3/7/19 9/26/19 3/5/21 3/6/22	— — — — —		— — — — —
Timothy R. Oakes	3/9/11 3/26/12 9/26/12 3/6/13 3/5/14 3/6/15 3/6/15	3.00 3.00 3.00 3.00 3.00 3.00 3.00	75,000 42,500 82,500 37,500 25,000 25,000 —	— — — — — 12,500 —	$ $ $ $ $ $	3.15 3.73 4.04 4.20 6.89 6.99 —	3/9/18 3/26/19 9/26/19 3/6/20 3/5/21 3/6/22 —	— — — — — — 6,250	$	— — — — — — 39,000
Kristin Zaepfel	3/9/11 3/26/12 9/26/12 3/6/13 3/5/14 3/6/15 3/6/15	3.00 3.00 3.00 3.00 3.00 3.00 3.00	5,000 10,500 19,500 17,500 12,500 8,333 —	— — — — — 4,167 —	$ $ $ $ $ $	3.15 3.73 4.04 4.20 6.89 6.99 —	3/9/18 3/26/19 9/26/19 3/6/20 3/5/21 3/6/22 —	— — — — — — 2,083	$	— — — — — — 12,998

(1)	Options granted to the Named Executive Officers are seven-year options. Options granted vest in equal annual installments over a three-year period. Restricted share awards vest in equal annual installments over a three-year period.
(2)	The market value of the Common Stock is based on the closing price of the Common Stock on the NASDAQ stock market on December 29, 2017 ($6.24 per share).
(3)	In March 2017, the Company’s Board of Directors voted to remove, without cause, Ms. Singleton as the Company’s President and CEO. In accordance with the terms of her employment agreement, all outstanding and unvested stock options and restricted stock awards became immediately vested and exercisable at the time of her termination. By their terms, the various options expire three months after the date of termination.
(4)	In March 2017, the Company’s Board of Directors voted to remove, without cause, Mr. Clancey as the Company’s Executive Vice President, Chief Strategy Officer and Chief Technology Officer. In accordance with the terms of his employment agreement, all outstanding and unvested stock options and restricted stock awards became immediately vested and exercisable at the time of his termination. By their terms, the various options expire three months after the date of termination.

Potential Termination Payments and Equity Awards

The employment agreements for certain of our Named Executive Officers, as described above under “Compensation Discussion and Analysis —Employment, Severance and Change of Control Agreements,” generally provide for cash payment in the event that their employment with the Company is terminated in certain circumstances by the Company without cause or by such Named Executive Officer for Good Reason (1) outside of a Change in Control and (2) in connection with a Change in Control. Similarly, the severance agreements for Mr. Oakes and Mr. McNeice provide for cash payment in event their employment with the Company is terminated without cause or in connection with a Change in Control. The potential payouts each Named Executive Officer may be eligible to receive in either instance under their respective employment agreements is calculated based upon the measurement criteria described in the employment agreements.

If the Named Executive Officers covered by employment agreements or severance agreements had their employment terminated as of December 31, 2017, the Named Executive Officers would have been eligible to receive payments, depending upon whether the termination was for Good Reason or based upon a Change in Control, as set forth in the following table. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if the events set forth in the table below occur.

	Potential Termination Payments
	Without Cause or for Good Reason				Change of Control
					Termination		Other	Total
Name	Salary and Bonus	Benefits	Option Award Acceleration	Total	Salary and Bonus	Benefits	Option Award Acceleration	Total
Jeffrey Rutherford	—	—	—	—	—	—	—	—
Russell Smith	—	—	—	—	—	—	—	—
Timothy R. Oakes	—	—	—	—	$175,000	$12,123	$39,000	$226,123
Kristin Zaepfel	—	—	—	—	—	—	$12,998	$12,998
Paul McNeice	—	—	—	—	—	$220,000	—	$220,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) allowed for grants of stock options covering up to fifteen percent (15%) of our Company’s outstanding common stock. The 1996 Plan allowed for the grants of incentive stock options and non-qualified stock options. All employees and officers of our Company and its subsidiaries, but none of our non-employee directors, were eligible for the grant of stock options under the 1996 Plan. The 1996 Plan was approved by our Company’s stockholders on May 8, 1998. The 1996 Plan expired on June 30, 2006; thus, no further grants will be awarded after June 30, 2006, but options awarded prior to that date remain outstanding, subject to the terms of the 1996 Plan and any related option agreements.

The Edgewater Technology, Inc. Amended and Restated Plan (the “2000 Plan”) allows for grants of non-qualified stock options of up to four million (4,000,000) shares of our Company’s common stock. All employees and officers of our Company and its subsidiaries and directors of our Company, including outside directors, are eligible for grants of stock options under the 2000 Plan. All grants of stock options to outside directors under the 2000 Plan are pursuant to formula grants. Since the 2000 Plan is a “Broad-Based Plan” under prior NASDAQ Marketplace Rules, as initially adopted, and as amended and restated, stockholder approval was not required with respect to the 2000 Plan. However, if there is a material amendment to the 2000 Plan in the future, stockholder approval with respect to the material amendment would be required under the NASDAQ Marketplace Rules.

The Edgewater Technology, Inc. 2003 Incentive Plan (the “2003 Plan”) allows for grants of non-qualified stock options and restricted share awards of up to five hundred thousand (500,000) shares of our Company’s common stock. All employees and officers of our Company and its subsidiaries, but none of our Company’s outside directors, are eligible for the grant of non-qualified stock options or awards of restricted shares under the 2003 Plan. Since the 2003 Plan is a “Broad Based Plan” under prior NASDAQ Marketplace Rules, as initially adopted, stockholder approval was not required with respect to the 2003 Plan. However, if there is a material amendment to the 2003 Plan in the future, stockholder approval with respect to the material amendment would be required under the NASDAQ Marketplace Rules.

The Edgewater Technology, Inc. 2008 Omnibus Incentive Plan (the “2008 Plan”) allows for grants of non-qualified stock options and restricted share awards of up to one million five hundred thousand (1,500,000) shares of our Company’s common stock. All employees and officers of our Company and its subsidiaries and directors of our Company, including outside directors, are eligible for grants of stock options under the 2008 Plan. The 2008 Plan was approved by our Company’s stockholders on June 11, 2008.

The Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) allows for grants of stock options and other equity awards of up to 1,100,000 shares of our common stock. All employees and officers of our Company and its subsidiaries and directors of our Company, including outside directors, are eligible for grants of stock options and other equity awards under the 2012 Omnibus Plan. The 2012 Omnibus Plan was approved by our stockholders on June 6, 2012.

The Edgewater Technology, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) allows for grants of non-qualified stock options and restricted share awards of up to one million five hundred thousand (1,500,000) shares of our Company’s common stock. All employees and officers of our Company and its subsidiaries and directors of our Company, including outside directors, are eligible for grants of stock options under the 2017 Plan. The 2017 Plan was approved by our Company’s stockholders on June 14, 2017.

The Edgewater Technology, Inc. 1999 Employee Stock Purchase Plan (the “1999 ESPP Plan”) allowed for employee stock purchases of our Company’s common stock at eighty-five percent (85%) of the lower of our Company’s Common Stock price as of the first or last trading day of each quarter. The 1999 ESPP Plan authorized purchases for up to 700,000 shares of our common stock by our employees and continues in effect until October 1, 2009, unless earlier terminated. The 1999 ESPP Plan was approved by our Company’s stockholders on May 22, 2000. The 1999 ESPP plan was terminated on September 30, 2008.

The Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”) allows for employee stock purchases of our Company’s common stock at eighty-five percent (85%) of the lower of our Company’s Common Stock price as of the first or last trading day of each quarter. The 2008 ESPP Plan authorizes purchases for up to 500,000 shares of common stock by our employees and continues in effect until October 1, 2018, unless earlier terminated. The 2008 ESPP Plan was approved by our Company’s stockholders on June 11, 2008.

Equity Compensation Plan Table

The following table sets forth certain information as of December 31, 2017, for all of our Company’s equity compensation plans, which consist of: the 1996 Plan; the 2000 Plan; the 2003 Plan; the 2008 Plan; the 2017 Plan; the 1999 ESPP Plan and the 2008 ESPP Plan:

Plan Category	(A) Number of Shares to be Issued upon Exercise of Outstanding Stock Options	(B) Weighted- Average Exercise Price of Outstanding Stock Options	(C) Number of Shares Remaining Available for Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (A))
Equity Compensation Plans Approved by Stockholders:
1996 Plan (1)	—	$—	—
1999 ESPP Plan (2)	—	—	—
2008 Plan (3)	556,169	$3.76	4,702
2008 ESPP Plan (4)	—	—	263,267
2012 Plan (5)	225,800	$4.49	60,540
2017 Plan (6)	—	—	1,500,000
Equity Compensation Plans Not Approved by Stockholders:
2000 Plan (7)	678,096	$5.79	271,593
2003 Plan (8)	13,000	$3.73	—

Total	1,473,065	$4.86	2,100,102

(1)	Grants for shares of our Company’s common stock under the 1996 Plan were limited to fifteen percent (15%) of our Company’s outstanding common stock. The only grants outstanding under the 1996 Plan are non-qualified stock option grants, with total qualified stock option grants under the 1996 Plan being limited to 650,000 shares of the Company’s common stock. No grants of qualified stock options have ever been issued under the 1996 Plan. The 1996 Plan expired on June 30, 2006; thus, no further grants have been or will be awarded after June 30, 2006, but options awarded prior to that date remain outstanding subject to the terms of the 1996 Plan and any related option agreements.
(2)	The 1999 ESPP Plan provides for purchases by our employees of up to 700,000 shares of our Company’s common stock. As of December 31, 2008, 700,000 shares of our common stock had been purchased under the 1999 ESPP Plan. The 1999 ESPP Plan was terminated on September 30, 2008 in connection with the June 11, 2008 adoption of the 2008 ESPP Plan upon stockholder approval.
(3)	The 2008 Plan provides for grants of nonqualified stock options and awards of restricted shares of our Company’s common stock. The 2008 Plan is limited to stock option grants and restricted stock awards covering up to 1,500,000 shares of our Company’s common stock. No shares of restricted stock have been issued since the 2008 Plan was approved by the Company’s stockholders on June 11, 2008.
(4)	The 2008 ESPP Plan, which became effective for the purchase period beginning October 1, 2008, provides for purchases by our employees of up to 500,000 shares of our Company’s common stock. As of December 31, 2008, no shares of our common stock had been purchased under the 2008 ESPP Plan.
(5)	The 2012 Plan provides for grants of nonqualified stock options and awards of restricted shares of our Company’s common stock. The 2012 Plan is limited to stock option grants and restricted stock awards covering up to 1,100,000 shares of our Company’s common stock. Since 2012, 320,680 shares of restricted stock have been awarded to executive and non-executive employees that are not included in Column A above, but are taken into account under Column C above.
(6)	The 2017 Plan provides for grants of nonqualified stock options and awards of restricted shares of our Company’s common stock. The 2017 Plan is limited to stock option grants and restricted stock awards covering up to 1,500,000 shares of our Company’s common stock. No shares of restricted stock have been issued since the 2017 Plan was approved by the Company’s stockholders on June 14, 2017.

(7)	The 2000 Plan provides for grants of nonqualified stock options of our Company’s common stock. The 2000 Plan is limited to grants covering up to 4.0 million shares of our common stock.
(8)	The 2003 Plan provides for grants of nonqualified stock options and awards of restricted shares of our Company’s common stock. The 2003 Plan is limited to stock option grants and restricted stock awards covering up to 500,000 shares of our Company’s common stock. Since 2003, 452,950 shares of restricted stock have been awarded to executive and non-executive employees that are not included in Column A above, but are taken into account under Column C above.

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers

The following table provides information, as of April 5, 2018, about the beneficial ownership of our Company’s common stock by: (1) the persons known to us to be beneficial owners of more than 5% of our Company’s outstanding common stock; (2) our directors; (3) each Named Executive Officer (as defined under “Compensation of Named Executive Officers”); and (4) our directors and executive officers as a group. To the best of our knowledge, each such person has sole voting and investment power over the shares shown in this table, except as otherwise indicated. As of April 5, 2018, there were 1,397 record holders and 14,350,803 outstanding shares of our Company’s common stock.

	Beneficial Ownership
Principal Stockholders	Number of Shares	Percent of Total (1)
GAMCO Investors, Inc., et al. (2) One Corporate Center Rye, New York 10580-1435	2,131,424	14.9%
Ariel Investments, LLC (3) 200 E. Randolph Street, Suite 2900 Chicago, Illinois 60601	1,952,908	13.6%
Ancora Advisors, LLC (4) 6060 Parkland Boulevard, Suite 200 Cleveland, Ohio 44124	1,476,620	10.3%
Dimensional Fund Advisors LP (5) Building One 6300 Bee Cave Road Austin, Texas 78746	1,002,360	7.0%

Directors, Executive Officers and Other 5% Holders (6)
Timothy R. Oakes (7) Russell Smith (7)	321,891 226,162	2.2 1.6	% %
Kristin Zaepfel (7)	116,971	*
Frederick DiSanto (7)	89,848	*
Jeffrey Rutherford (7)	63,320	*
Stephen Bova (7)	54,227	*
Timothy Whelan (7)	39,093	*
Kurtis Wolf (7)	35,353	*
Matthew Carpenter (7)	32,166	*
Paul McNeice (7)	6,044	*
All Directors and Executive Officers as a Group (10 persons)	985,075	6.6%

*	Less than 1%.
(1)	The percentages shown with respect to any identified individual or group are calculated by dividing: (i) the sum of (a) the number of shares of common stock actually owned as of April 5, 2018 plus (b) the number of shares of common stock that may be acquired through the exercise of stock options within 60 days thereof (“Currently Exercisable Options”) by (ii) the sum of 14,350,803 shares of common stock outstanding as of April 5, 2018, plus the amount referenced in clause (i)(b) for such individual or group.

(2)	These securities are owned by various institutional investors, which include Mario J. Gabelli, Gabelli Funds, LLC, GAMCO Asset Management, Inc., MJG Associates, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Teton Advisors, Inc. (collectively “Gabelli”). Each of these entities holds certain of the shares for investment for one or more accounts over which it has shared, sole or both investment and/or voting power for its own account, or both. Information set forth above and in this note (2) is based on Gabelli’s Schedule 13D/Amendment No. 31 filing with the SEC on August 11, 2017.
(3)	These securities are owned by investment companies, trusts and accounts, to which Ariel Investments, LLC (“Ariel”) serves as investment advisor and manager with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Ariel is deemed to be a beneficial owner of such securities. Information set forth above and in this note (3) is based upon Ariel’s Schedule 13G/Amendment No. 9 filing with the SEC on February 13, 2018.
(4)	These securities are owned by investment companies, trusts and accounts, to which Ancora Advisors, LLC (“Ancora”) serves as investment advisor and manager with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Ancora is deemed to be a beneficial owner of such securities; however, Ancora expressly disclaims the fact that it is, in fact, the beneficial owner of such securities, except to the extent of its pecuniary interest therein. Information set forth above and in this note (4) is based upon Ancora’s Schedule 13D/Amendment No. 5 filing with the SEC on March 8, 2017. Additionally, the reported securities also include shares owned by Mr. DiSanto, who is the Chairman and CEO of Ancora, who disclaims beneficial ownership, except to the extent of his pecuniary interest therein.
(5)	These securities are owned by investment companies, trusts and accounts, to which Dimensional Fund Advisors Inc. (“Dimensional”) serves as investment advisor and manager with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Dimensional is deemed to be a beneficial owner of such securities; however, Dimensional expressly disclaims the fact that it is, in fact, the beneficial owner of such securities. Information set forth above and in this note (5) is based upon Dimensional’s Schedule 13G/Amendment No. 16 filing with the SEC on February 9, 2018.
(6)	The address of each of the directors and executive officers listed above is c/o Edgewater Technology, Inc., 200 Harvard Mill Square, Suite 210, Wakefield, Massachusetts 01880.
(7)	Includes the following shares subject to Currently Exercisable Options: Mr. Oakes 225,000; Mr. Smith 175,000; Ms. Zaepfel 72,500; Mr. DiSanto 17,370; Mr. Rutherford 13,320; Mr. Bova 24,050; Mr. Whelan 24,050; Mr. Wolf 17,370; Mr. Carpenter 17,370; and Mr. McNeice 5,000. Mr. Di Santo disclaims ownership of the shares held by Ancora, except to the extent of his pecuniary interest therein. See note (4) above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

We have entered into indemnity agreements with our directors and Named Executive Officers which provide, among other things, that we will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, executive officer or other agent of our Company, and otherwise to the full extent permitted under Delaware law and our Company’s amended and restated bylaws.

In order to identify and address concerns regarding related party transactions and their disclosures, the Company uses Director and Officer Questionnaires and its conduct and ethics policies. The Company also considers the independence of its directors. The discussion of the independence of the directors is included under “Corporate Governance—Board and Board Committee Matters” elsewhere in this report.

Director and officer questionnaires are distributed to executive officers and directors at the beginning of each fiscal year to identify any potential related-party transactions. Within the questionnaire, executive officers and directors are asked to describe any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, occurring since the beginning of the prior fiscal year, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of the following had or will have a direct or indirect interest: (i) the individual; (ii) any director or executive officer of the Company; (iii) a nominee for director; (iv) an immediate family member of a director or executive officer of the Company; (v) an immediate family member of a nominee for director; (vi) a security holder of more than 5% of the common stock; or (vii) an immediate family member of the security holder. Responses provided within the questionnaire are reviewed by management of the Company to determine any necessary course of action.

It is the policy of the Company that all employees, directors and agents maintain the highest ethical standards and comply with all applicable legal requirements when conducting Company business. Guidelines regarding conflicts of interest are detailed in the Company’s Code of Conduct, which was adopted by the Board. The Company’s Code of Conduct policy is available on the Company’s website at www.edgewater.com. All Company employees must deal with vendors, customers and others doing business with the Company in a manner that avoids even the appearance of conflict between personal interests and those of the Company. Potential conflicts of interest may arise from any of the following:

•	a direct or indirect financial interest in any business or organization that is a Company vendor or competitor, if the employee or director can influence decisions with respect to the Company’s business with respect to such business or organization; and

•	serving on the board of directors of, or being employed in any capacity by, a vendor, competitor or customer of the Company.

The Audit Committee is authorized to review all potential conflicts of interest involving directors and executive officers.

Relationships, including business, financial, personal, and family, may give rise to conflicts of interest or the appearance of a conflict. Employees should carefully evaluate their relationships as they relate to Company business to avoid conflict or the appearance of a conflict. To avoid conflicts of interest or the appearance of a conflict:

•	An employee should not work in a position in which he or she has the authority to hire, directly supervise or attempt to influence the employment actions of an immediate family member or romantic partner. Any individual in a supervisory position should not pursue a romantic relationship with any person with whom there is a reporting relationship.

•	Employees and directors should not have an undisclosed relationship with, or financial interest in, any business that competes or deals with the Company; provided that the ownership of less than 1% of the outstanding shares, units or other interests of any class of publicly traded securities is acceptable.

•	Employees are prohibited from directly or indirectly competing, or performing services for any person or entity in competition with, the Company.

•	Employees should comply with the policies set forth in this Code of Conduct regarding the receipt or giving of gifts, favors or entertainment.

•	A full-time employee should obtain the approval of his or her supervisor before serving as a trustee, regent, director or officer of a philanthropic, professional, national, regional or community organization, or educational institution. This policy applies where significant time spent in support of these functions may interfere with time that should be devoted to the Company’s business.

•	Employees may not sell or lease equipment, materials or property to the Company without appropriate corporate authority.

•	Employees should purchase Company equipment, materials or property only on terms available to the general public.

Any employee or director who becomes aware of a conflict is required to bring it to the attention of a supervisor, management or other appropriate personnel.

Directors are expected and required to uphold the same dedication to corporate ethics as the Company’s employees.

If a conflict of interest arises involving an executive officer or director, the Board must approve a waiver to the Code of Conduct and if a director has the conflict, that director must abstain from the approval. Waivers are made on a case-by-case basis. The Board has not adopted a formal written policy with respect to waiving conflict of interests or approving related party transactions. In making this determination, the Board considered the infrequency in occurrence of these transactions. Any waivers to the Code of Conduct granted to an executive officer or director shall be disclosed by the Company on its website at www.edgewater.com.

Reimbursement of Ancora Solicitation Expenses

On March 31, 2017, the Company paid Ancora Advisors, LLC (together with its affiliates, including affiliated funds, “Ancora”), a beneficial holder of approximately 11.0% of the Company’s Common Stock, approximately $237,000 as reimbursement for expenses in connection with Ancora’s successful solicitation of written consents of stockholders, effective as of February 16, 2017 (the “Ancora Solicitation”). Ancora had disclosed in its definitive consent solicitation statement relating to the Ancora Solicitation that it would seek reimbursement of its expenses from the Company. Frederick DiSanto, the Lead Independent Director of the Company, is Chairman of the Board and Chief Executive Officer of Ancora Advisors, LLC, and the Chief Executive Officer of Ancora Holdings Inc., and has an ownership interest in Ancora. In addition, Matthew Carpenter, a Director of the Company, has an ownership interest in Ancora and the wife of Jeffrey L. Rutherford, the Interim President, Interim Chief Executive Officer and Chairman of the Board of the Company, has an ownership interest in Ancora.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to pre-approval procedures. On an ongoing basis, management communicates specific projects and categories of services for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of the independent registered public accountants. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts.

The Audit Committee considers whether the provisions of these services is compatible with maintaining the auditor’s independence, and has determined such services for 2017 and 2016 were compatible.

Audit Fees and Non-Audit Services

The following table sets forth the aggregate fees billed by BDO for professional services rendered during the fiscal years ended December 31, 2017 and 2016:

	2017	2016
Types of Fees
Audit Fees	$531,705	$497,000
Audit-Related Fees	—	151,000
Tax Fees	89,000	70,000

Total Fees	$620,705	$718,000

In the table above, “Audit Fees” are fees our Company paid to BDO for professional services rendered connection with the audit of the Company’s consolidated financial statements and the operating effectiveness of internal control over financial reporting included in the Company’s Annual Report on Form 10-K, the review of financial statements included in our Quarterly Reports on Form 10-Q filed with the SEC, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements, net of out of pocket expenses; “Audit-Related Fees” are fees billed by BDO for assurance and related services that are reasonably related to the performance of the audit or review of our Company’s financial statements (specifically the audit of the financial statement of M2 Dynamics, Inc., which was acquired in December 2015); and “Tax Fees” are fees billed by BDO either for corporate income tax return preparation and filing services and/or individual expatriate income tax services and advice.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 which was originally filed on March 16, 2018 (the “Original Form 10-K”).

2. Financial Statement Schedules

Included in Part IV of the Original Form 10-K.

3. Exhibits

See “Exhibit Index” on the following pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on April 27, 2018.

Edgewater Technology, Inc.

/s/ JEFFREY L. RUTHERFORD
Jeffrey L. Rutherford Chairman, Interim President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY L. RUTHERFORD Jeffrey L. Rutherford	Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer)	April 27, 2018

/s/ PAUL MCNEICE* Paul McNeice	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2018

/s/ STEPHEN BOVA* Stephen Bova	Director	April 27, 2018

/s/ MATTHEW CARPENTER* Matthew Carpenter	Director	April 27, 2018

/s/ FREDERICK DISANTO* Frederick DiSanto	Director	April 27, 2018

/s/ TIMOTHY WHELAN* Timothy Whelan	Director	April 27, 2018

/s/ KURTIS J. WOLF* Kurtis J. Wolf	Director	April 27, 2018

*By:	s/ JEFFREY L. RUTHERFORD
Jeffrey L. Rutherford, Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of March 13, 2015, by and among Edgewater Technology-Zero2Ten, Inc., Zero 2 Ten, Inc., Zero2Ten EMEA Limited, and Paul A. Colella, Ryan Casey, David T. Kohar and Adam Spurr (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 17, 2015).*

2.2	Earnout Agreement, dated as of March 13, 2015, by and among Edgewater Technology-Zero2Ten, Inc. and Zero 2 Ten, Inc. (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on March 17, 2015).

2.3	Asset Purchase Agreement, dated as of August 17, 2015, by and among Edgewater Technology-Branchbird, Inc., Branchbird LLC, and Andrew Oh, Patrick Rafferty and Dan Brock (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 19, 2015).*

2.4	Earnout Agreement, dated as of August 17, 2015, by and among Edgewater Technology-Branchbird, Inc. and Branchbird LLC (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on August 19, 2015).

2.5	Asset Purchase Agreement, dated as of December 21, 2015, by and among Edgewater Technology-M2, Inc., M2 Dynamics Inc. and Michael A. Kember, Brian Grimes, Darlene Finn and the Rambeau Living Trust dated March 9, 2013 (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 22, 2015).*

2.6	Earnout Agreement, dated as of December 21, 2015, by and among Edgewater Technology-M2, Inc. and M2 Dynamics Inc. (Incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on December 22, 2015).

2.7	Arrangement Agreement among Alithya Group, Inc., 9374-8572 Québec Inc., 9374-8572 Delaware Inc. and the Company dated March 15, 2018* (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 16, 2018).

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on May 13, 2011).

3.2	Amended and Restated By-Laws of the Company, as amended to date (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2016).

4.1	Form of certificate evidencing ownership of common stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2013).

10.1	Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 25, 2016). (1)

10.2	Edgewater Technology, Inc. Amended and Restated 1996 Stock Option Plan, most recently amended, effective March 20, 2002 (Incorporated by reference from Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the SEC on March 27, 2002). (1)

10.3	Edgewater Technology, Inc. Amended and Restated 2000 Stock Option Plan, as amended (Incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016). (1)

10.4	Edgewater Technology, Inc. 2008 Employee Stock Purchase Plan, as amended (Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 000-20971) filed on April 22, 2015). (1)

10.5	Edgewater Technology, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 4.10 of Form S-8 (File No. 333-106325), filed with the SEC on June 20, 2003). (1)

10.6	Third Amendment to Lease between Edgewater Technology (Delaware), Inc. and Harvard Mills Limited Partnership, dated March 21, 2006 and effective as of May 3, 2006 for Edgewater Technology, Inc.’s corporate headquarters at 20 Harvard Mill Square, Wakefield, Massachusetts. (Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 3, 2006).

10.7	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and Shirley Singleton dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and Shirley Singleton (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

10.8	Employment Agreement by and among the Company, Edgewater Technology (Delaware), Inc. (“Edgewater Delaware”) and David Clancey dated as of June 12, 2007, which supersedes and terminates that certain employment agreement dated as of June 12, 2003 by and between Edgewater Delaware and David Clancey (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2007). (1)

Exhibit Number	Description

10.9	Restated Change in Control Agreement by and among the Company and Timothy R. Oakes, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.10	Edgewater Technology, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8 (File No. 333-153740) filed with the SEC on September 30, 2008). (1)

10.11	Restated Change in Control Agreement by and among the Company and Robin Ranzal Knowles, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.12	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.13	Second Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey, dated as of December 4, 2013 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 6, 2013). (1)

10.14	Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.15	Form of Non-Qualified Stock Option Agreement (Employee) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.16	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on June 8, 2012). (1)

10.17	Form of Non-Qualified Stock Option Agreement (Executive) under the 2012 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on September 28, 2012). (1)

10.18	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.19	First Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey dated as of December 17, 2010, which amends that certain employment agreement dated as of June 12, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 22, 2010). (1)

10.20	Loan Agreement, dated as of September 23, 2013, among Edgewater Technology, Inc., its subsidiaries listed therein and RBS Citizens, N.A. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2013).

10.21	Amendment No. 1 to Loan Agreement and Joinder, dated as of December 21, 2015, to Loan Agreement, dated as of September 23, 2013, among Edgewater Technology, Inc., its subsidiaries listed therein and Citizens Bank, N.A. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 22, 2015).

10.22	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Executive Officers with Employment Agreements) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013). (1)

10.23	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Employees without Employment Agreements) (Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2013). (1)

10.24	Form of Stock Purchase Agreement under the Edgewater Technology, Inc. 2012 Omnibus Incentive Plan (Version for Non-Employee Directors) (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013). (1)

10.25	Third Amendment to Employment Agreement by and among Edgewater Technology, Inc. and Shirley Singleton, dated as of December 2, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2016).(1)

10.26	Third Amendment to Employment Agreement by and among Edgewater Technology, Inc. and David Clancey, dated as of December 2, 2016 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 6, 2016).(1)

10.27	Settlement Agreement by and between Edgewater Technology, Inc. and Lone Star Value Investors, LP and others, dated March 24, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 25, 2016).

Exhibit Number	Description

10.28	Edgewater Technology, Inc. 2017 Omnibus Incentive Plan (Incorporated by reference from Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 6, 2017).

10.29	Separation Agreement and General Release between the Company and Robin Ranzal-Knowles (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 27, 2017). (1)

10.30	Letter employment agreement, dated as of December 18, 2009, between the Company and Russell Smith (1) ++

10.31	Stay Bonus Agreement, dated as of December 22, 2017, between the Company and Russell Smith (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 27, 2017). (1)

10.32	Support Agreements, dated as of March 15, 2018, among Alithya Group, Inc., the Company and the directors, senior officers and the shareholders of Alithya named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on March 16, 2018).

10.33	Edgewater Technology, Inc. Sale Bonus Agreement by and between Edgewater Technology, Inc. and Jeffrey Rutherford, dated March 15, 2018 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 16, 2008).(1)

10.34	Edgewater Technology, Inc. Severance Agreement by and between Edgewater Technology, Inc. and Paul McNeice, dated as of March 15, 2018 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 16, 2018).(1)

21.1	Subsidiaries of Edgewater Technology, Inc.+

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.+

24.1	Power of Attorney+ +

31.1	13a-14 Certification — President and Chief Executive Officer+

31.2	13a-14 Certification — Chief Financial Officer+

32	Section 1350 Certification+ +

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) Notes to the Consolidated Financial Statements.+

(1)	This agreement is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon its request.

+	Filed with the Original Form 10-K.

++	Filed with this Form 10-K/A.