Form 10-Q
period 2018-03-31
EDGEWATER TECHNOLOGY INC/DE/
filed 2018-05-10
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 7, 2018 was 14,394,076.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,442	$15,398
Accounts receivable, net of allowance of $150	24,561	22,218
Prepaid expenses and other current assets	2,983	2,075

Total current assets	35,986	39,691
Property and equipment, net	424	409
Intangible assets, net	5,015	5,575
Goodwill	29,983	29,983
Other assets	210	216

Total assets	$71,618	$75,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$978	$767
Accrued liabilities	13,747	14,984
Deferred revenue	2,301	2,140
Revolving credit facility	5,000	5,000

Total liabilities	22,026	22,891

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of March 31, 2018 and December 31, 2017, 14,363 and 14,046 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	297	297
Paid-in capital	200,818	202,749
Treasury stock, at cost, 15,373 and 15,690 shares at March 31, 2018 and December 31, 2017, respectively	(95,894)	(98,684)
Accumulated other comprehensive loss	(613)	(582)
Retained deficit	(55,016)	(50,797)

Total stockholders’ equity	49,592	52,983

Total liabilities and stockholders’ equity	$71,618	$75,874

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Service revenue	$22,480	$25,135
Software revenue	1,325	2,531
Reimbursable expenses	1,324	1,464

Total revenue	25,129	29,130
Cost of revenue:
Project and personnel costs	15,530	16,286
Software costs	—	1,392
Reimbursable expenses	1,324	1,464

Total cost of revenue	16,854	19,142

Gross profit	8,275	9,988
Operating expenses:
Selling, general and administrative	10,415	9,938
Merger related transaction costs	1,278	—
Named executive officer severance	—	3,371
Consent solicitation expense	—	666
Change in fair value of contingent earnout consideration	—	604
Depreciation and amortization	636	808

Total operating expenses	12,329	15,387

Operating loss	(4,054)	(5,399)
Other expense, net	34	233

Loss before income taxes	(4,088)	(5,632)
Tax provision (benefit)	131	(2,945)

Net loss	$(4,219)	$(2,687)

Comprehensive loss:
Currency translation adjustments	(31)	(2)

Total comprehensive loss	$(4,250)	$(2,689)

Net loss per share:
Basic net loss per share of common stock	$(0.30)	$(0.21)

Diluted net loss per share of common stock	$(0.30)	$(0.21)

Shares used in computing basic net loss per share of common stock	14,137	12,971

Shares used in computing diluted net loss per share of common stock	14,137	12,971

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,219)	$(2,687)
Adjustments to reconcile net loss to net cash used in operating activities, excluding the impact of acquisitions:
Depreciation and amortization	636	811
Share-based compensation expense	202	510
Deferred income taxes	—	(3,204)
Accretion of contingent earnout consideration	—	236
Change in fair value of contingent earnout consideration	—	604
Changes in operating accounts, net of acquisition:
Accounts receivable	(2,388)	275
Prepaid expenses and other current assets	(387)	(572)
Accounts payable	209	(47)
Accrued liabilities and other liabilities	(1,128)	220
Deferred revenue	161	111

Net cash used in operating activities	(6,914)	(3,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(91)	(19)

Net cash used in investing activities	(91)	(19)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock plans and stock option exercises	982	1,730
Repurchase of common stock	(948)	—

Net cash provided by financing activities	34	1,730

Effects of exchange rates on cash	15	13

Net decrease in cash and cash equivalents	(6,956)	(2,019)
CASH AND CASH EQUIVALENTS, beginning of period	15,398	19,693

CASH AND CASH EQUIVALENTS, end of period	$8,442	$17,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$42	$40

Issuance of restricted stock awards	$—	$—

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

The Company delivers product based consulting in both the Enterprise Performance Management (“EPM”) and Enterprise Resource Planning (“ERP”) areas both on premise and in the cloud. Within the EPM offering, our Oracle channel, Edgewater Ranzal, provides Business Analytics solutions leveraging Oracle EPM, Business Intelligence (“BI”) and Big Data technologies. Within the ERP offering, our Microsoft channel, Edgewater Fullscope, delivers Dynamics AX ERP, Business Intelligence and CRM solutions primarily in the manufacturing space.

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “2017 Form 10-K”).

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

The Arrangement Agreement is subject to approval by the respective shareholders of the Company and Alithya. In order to solicit such approval, the Company and Alithya will jointly prepare a management proxy circular and other documents required by applicable laws for the Alithya shareholders and a prospectus/proxy statement for the Company shareholders. That prospectus/proxy statement will be included in a registration statement on Form F-4 (the “CanCo Parent Registration Statement”) to be filed by CanCo Parent with the Securities and Exchange Commission (the “SEC”) under which, as described below, CanCo Parent will offer to the shareholders of the Company and Alithya, in exchange for all of their common shares in the Company and Alithya, common shares of CanCo Parent (“CanCo Parent Shares”) and, to those Alithya shareholders which now hold Alithya multiple voting shares, multiple voting shares of CanCo Parent (“CanCo Parent Multiple Voting Shares”). CanCo Parent will also apply to have the CanCo Parent Shares listed, subject to official notice of issuance, for trading on NASDAQ and the Toronto Stock Exchange.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2017 Form 10-K.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

Other comprehensive loss consists of net loss plus or minus any currency translation adjustments.

3. REVENUE RECOGNITION:

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), which impacts the timing of when certain types of revenue will be recognized. Revenues are recognized when we satisfy a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. Performance obligations in our contracts represent distinct or separate service or product streams that we provide to our customers. The Company has adopted the standard using the modified retrospective approach. The standard was applied to all open contracts as of the date of adoption. The Company did not recognize any cumulative catch-up adjustment in connection with the adoption of this standard.

We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied.

The Company’s contracts with customers contain performance obligations related to the performance of professional services (in the form of time and materials, fixed fee or retainer based contracts), the delivery of software and/or the performance of maintenance services. The Company separately evaluates all performance obligations and allocates revenue based upon stand-alone selling price of the individual performance obligations.

We generate the majority of our revenues by providing consulting services to our clients. Our consulting service contracts are based on one of the following types of arrangements:

•	Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenue for these arrangements over time based on hours incurred and contracted rates. Revenue recognition over time is based on the enforceable right to payment.

•	Fixed fee arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. We recognize revenue for these arrangements over time based on the proportional performance (using a hours-based input method) related to individual performance obligations within each arrangement. Revenue recognition over time is based on the enforceable right to payment.

•	Retainer based arrangements require the client to pay a recurring fee in exchange for a monthly recurring service (typically support). We recognize revenue for these arrangements over time (using a hours-based input method). Revenue recognition over time is based on customer simultaneously receiving and consuming the benefit of the services provided.

We generate software revenue from the resale of certain third-party off-the-shelf software and maintenance. The majority of the software sold by the Company is delivered electronically. For software that is delivered electronically, we consider transfer of control to have occurred when the customer either (a) takes possession of the software via a download (that is, when the customer takes possession of the electronic data on its hardware), or (b) has been provided with access codes that allow the customer to take immediate possession of the software on its hardware pursuant to an agreement or purchase order for the software. In all instances, the resale of third-party software and maintenance is recorded on a net basis. Company created software, and the associated maintenance, is reported on a gross basis, however it is immaterial in all periods presented.

Third party software and maintenance revenue are recognized upon delivery of the software, as all related warranty and maintenance is performed by the primary software vendor and not the Company.

The Company enters into arrangements with multiple performance obligations which typically include software, post-contract support (or maintenance), and consulting services. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company has determined standalone selling price for each of the performance obligations in connection with our evaluation of arrangements with multiple performance obligations. The Company has established standalone selling price for consulting services based on a stated and consistent rate per hour range in standalone transactions. The Company has established standalone selling price for software through consistent stated rates for software components. The Company has established standalone selling price for maintenance based on observable prices for standalone renewals.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under our proportional performance method for our fixed fee arrangements. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 was $382 thousand and is expected to be recognized within the next twelve months. For time and expense arrangements, the Company has elected the practical expedient not to disclose transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations for which we recognize revenue in accordance with paragraph 606-10-55-18. Revenue from these performance obligations is expected to be recognized within the next twelve months.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before the performance of a support contract, billings in advance of service performed in connection with a fixed price arrangement, or occasional pre-billing of services to be performed under a time and materials contract. The contract liability balance was $2.3 million and $2.1 million as of March 31, 2018 and December 31, 2017, respectively.

The Company’s standard payment terms are 30 days from invoice date. Customer prepayments, even if nonrefundable, are deferred (classified as deferred revenue) and recognized over future periods as services are performed.

The Company routinely assesses the exposure associated with the potential for returns and refunds. Historic results support the conclusion that returns and refunds are insignificant, however should such concessions be deemed necessary the reserve would be established in the period in which the item was identified.

The following tables further depict the disaggregation of revenue for the three-month periods ended March 31, 2018 and 2017. The information included in the disaggregation of revenue tables below have been presented in accordance with the standards set forth in ASC 606 for the three-month period ended March 31, 2018.

Three-Months Ended March 31, 2018
	Service (1)	Software	Total
Revenue by Reporting Unit:
ERP	$11,820	$1,325	$13,145
EPM	10,949	—	10,949
Classic Consulting	1,035	—	1,035

Consolidated revenue	$23,804	$1,325	$25,129

Revenue by Contract Type:
Time and materials	19,373	—	19,373
Fixed price	1,878	—	1,878
Retainer	1,229	—	1,229
Software	—	1,325	1,325
Expense	1,324	—	1,324

Consolidated revenue	$23,804	$1,325	$25,129

Revenue Recognition
Point in time	—	1,325	1,325
Over time	23,804	—	23,804

Consolidated revenue	$23,804	$1,325	$25,129

(1)	Service revenue includes both service and the corresponding reimbursable expense revenue.

Adoption of the new revenue recognition standard did not have a meaningful impact on the Company’s consolidated balance sheet. The Company has not made any significant changes to the outstanding contracts. The Company has not changed the method of recording or presenting accounts receivable or deferred revenue. The Company did not incur or capitalize any amounts in connection with the cost to obtain customer contracts nor did the Company record any contract assets in connection with our contracts with customers. During the three-month period ended March 31, 2018, the Company recognized $1.0 million of service revenue that was recorded and presented as deferred revenue in prior periods.

The Company, under the standards set forth in ASC 606 has presented software revenue on a net basis for the three-month period ended March 31, 2018. This represents a change from the presentation basis on the previous revenue recognition guidance. There have been no meaningful changes to the structure of the software contracts during the current quarter, however the assessment of gross versus net now relies heavily on the concept of control and therefore the Company has concluded that net presentation is appropriate.

The table below presents software revenue in accordance with ASC 605 for the three-month period ended March 31, 2018. No other financials statement line items were affected by the adoption of ASC 606.

Comparable Software Revenue:	Three-month period ended March 31, 2018
Software Revenue	$2,595
Software Expense	1,270

Software Gross Margin	$1,325

The Company has elected to make the following accounting policy elections through the adoption of the following practical expedients:

Right to Invoice – Where applicable, the Company will recognize revenue from a contract with a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date and the amount to which the entity has a right to invoice.

Significant Financing Component – The Company will not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

4. SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $202 thousand and $510 thousand for the three-month periods ended March 31, 2018 and 2017, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $982 thousand and $1.7 million during the three-month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $188 thousand and is expected to be recognized over a weighted-average period of 1.41 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

5. INCOME TAXES:

The Company recorded tax provisions (benefits) of $131 thousand and $(2.9) million for the three-month periods ended March 31, 2018 and 2017, respectively. The reported tax provision (benefit) for the three-month periods ended March 31, 2018 and 2017, are based upon estimated annual effective tax rates of 3.2% and 52.3%, respectively. The effective tax rate, in the three-month period ended March 31, 2018, reflected our foreign income tax provisions. The effective tax rate, in the three-month period ended March 31, 2017, reflected our combined Federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. As of March 31, 2018, and December 31, 2017, the recorded deferred tax asset valuation allowance balance was $21.7 million.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. No such amounts were recognized in the three-month periods ended March 31, 2018 or 2017. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending March 31, 2019. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company adopted the Accounting Standards Update related to stock-based compensation during the three-month period ended March 31, 2017. This adoption had an impact on the tax treatment for stock option exercises during the quarter ended March 31, 2017 (as well as a cumulative adjustment for prior period activity). In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $111 thousand and $241 thousand of tax expense related to stock option exercises in the three-month periods ended March 31, 2018 and 2017, respectively, however, because the Company is in a full valuation allowance position, no benefit was taken in the consolidated financial statements. During the three-month period ended March 31, 2017, the Company recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the adopted standard.

6. GOODWILL AND INTANGIBLE ASSETS:

There have been no changes to the Company’s goodwill balance. Our annual goodwill and intangible assets measurement date is December 2. The Company has determined that no triggering events have occurred during the three-month period ended March 31, 2018.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $561 thousand and $698 thousand during the three-month periods ended March 31, 2018 and 2017, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

Estimated annual amortization expense of our intangible assets for the current year and the following four years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2018	$2,240
2019	$1,713
2020	$1,057
2021	$565

7. ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(In Thousands)
Accrued bonuses	$4,218	$5,590
Accrued payroll related liabilities	1,888	3,277
Accrued vacation	2,952	2,497
Accrued commissions	722	825
Accrued software expense	463	675
Accrued contractor fees	341	346
Accrued professional service fees	1,511	341
Deferred rent	60	64
Income tax related accruals	531	189
Other accrued expenses	1,061	1,180

Total	$13,747	$14,984

8. NET LOSS PER SHARE:

A reconciliation of net loss and weighted average shares used in computing basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2018	2017
Basic net loss per share:
Net loss applicable to common shares	$(4,219)	$(2,687)

Weighted average common shares outstanding	14,137	12,971

Basic net loss per share of common stock	$(0.30)	$(0.21)

Diluted net loss per share:
Net loss applicable to common shares	$(4,219)	$(2,687)

Weighted average common shares outstanding	14,137	12,971
Dilutive effects of stock options	—	—

Weighted average common shares, assuming dilutive effect of stock options	14,137	12,971

Diluted net loss per share of common stock	$(0.30)	$(0.21)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 551 thousand and 194 thousand in the three-month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and 2017, there were approximately 1.0 million and 2.5 million share-based awards outstanding, respectively, under the Company’s equity plans. Options to purchase 323 thousand and 1.7 million shares of common stock that were outstanding during the three months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted net loss per share due to the reported periodic loss.

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

The Company repurchased 151 thousand shares at an aggregate price of $948 thousand during the three-month period ended March 31, 2018. The Company did not repurchase any shares of common stock during the three-month period ended March 31, 2017. As of March 31, 2018, the Company had $6.5 million of purchase authorization remaining under the plan.

10. REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal financial covenants. The Company was not in compliance with one of its loan covenants as of March 31, 2018. Subsequent to quarter-end, the Company has received a waiver of compliance for the period ending March 31, 2018 related to the failure to meet the Minimum Interest Coverage covenant. In connection with this waiver, the Company is required to maintain a minimum cash balance in the amount of $4 million through May 21, 2018, at which point in time the minimum cash balance required increases to $5 million.

Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company has drawn down $5.0 million of this balance as of March 31, 2018.

11. GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	For the Three- Months Ended March 31,
	2018	2017
United States	$21,767	$25,100
Canada	2,155	2,876
Other International	1,207	1,154

Total Revenue	$25,129	$29,130

Substantially all of the Company’s long-lived assets are located within the United States.

12. SEGMENT INFORMATION

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

Segment information for the three-month periods ended March 31, 2018 and 2017 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
March 31, 2018
Total revenue	$10,949	$13,145	$1,035	$—	$25,129
Operating income (loss)	$(628)	$1,595	$(677)	$(4,344)	$(4,054)
Depreciation and amortization expense	$448	$172	$—	$16	$636
March 31, 2017
Total revenue	$14,307	$11,350	$3,473	$—	$29,130
Operating income (loss)	$899	$929	$(25)	$(7,202)	$(5,399)
Depreciation and amortization expense	$562	$198	$3	$48	$811

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 86.2% of service revenue for the three-month period ended March 31, 2018. Time and materials-based contracts represented 84.2% of service revenue for the three-month period ended March 31, 2017. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 8.3% of service revenue for the three-month period ended March 31, 2018. Fixed-price contracts represented 8.7% of service revenue for the three-month period ended March 31, 2017. Revenue pursuant to fixed-price contracts is recognized over time based on the proportional performance (using a hours-based input method) related to individual performance obligations within each arrangement. Retainer-based contracts represented 5.5% of service revenue during the three-month period ended March 31, 2018. Retainer-based contracts represented 7.1% of service revenue during the three-month period ended March 31, 2017. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

Estimates of total project costs are continually monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed (or be less than) our original estimate, because of an increase (or decrease) in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified. In all instances, the re-sale of third party software is recorded in a net basis, company created software, and the associated maintenance, is reported on a gross basis, however it is immaterial in all periods presented.

We anticipate that software revenue will continue to be a significant portion of our revenues. Our reported software revenue represents the resale of certain third-party off-the-shelf software and related maintenance (primarily relates to the resale of Microsoft Dynamics AX product).

Software revenue is recognized upon delivery, except in the infrequent situation where the Company provides maintenance services, in which case the related maintenance is recognized over time over the maintenance period (while the software revenue is recognized upon delivery). Software revenue is expected to fluctuate between quarters, dependent on our customers’ demand for such third-party off-the-shelf software. Fluctuations in software revenue may have an impact upon our periodic operating performance, including gross margin.

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

Merger related transaction costs. The Company incurred $1.3 million of merger related acquisition costs related to the proposed Alithya Merger Transaction in the three-month period ended March 31, 2018. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the merger. No such expenses were incurred in the three-month period ended March 31, 2017.

Named Executive Officer Severance. The Company incurred $3.4 million of expense associated with the termination of two Named Executive Officers of the Company during the three-month period ended March 31, 2017. During the three months ended March 31, 2017, the Company terminated without cause the employment of the Chairman, President, and Chief Executive Officer as well as the Executive Vice President and Chief Strategy and Technology Officer. The severance expense associated with these terminations include salary and salary related expenses (including bonus) as well as the expense associated with the acceleration of stock award vesting. No such expenses were incurred in the three-month period ended March 31, 2018.

Consent solicitation expense. The Company incurred $666 thousand of legal and advisory costs related to the defense of a consent solicitation in the three-month period ended March 31, 2017. No such expenses were incurred in the three-month period ended March 31, 2018.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. During the three-month period ended March 31, 2017 the Company recorded an increase to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $604 thousand. This adjustment was related to the finalization of the M2 Dynamics and Zero2Ten earnout calculations. Accretion of the contingent earnout liability is classified as other expense on the consolidated statements of comprehensive loss. As of March 31, 2018 and December 31, 2017, the Company had no remaining obligations under any contingent earnout consideration agreements.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three Months Ended March 31, 2018, Compared to Results for the Three Months Ended March 31, 2017,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three Months Ended March 31, 2018, Compared to Results for the Three Months Ended March 31, 2017

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

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2018	2017
Revenue:
Service revenue	89.5%	86.3%
Software revenue	5.2%	8.7%
Reimbursable expenses	5.3%	5.0%

Total revenue	100.0%	100.0%
Cost of revenue:
Project and personnel costs	61.8%	55.9%
Software costs	—%	4.8%
Reimbursable expenses	5.3%	5.0%

Total cost of revenue	67.1%	65.7%

Gross profit	32.9%	34.3%
Operating expenses:
Selling, general and administrative	41.4%	34.1%
Named executive officer severance	5.1%	11.6%
Consent solicitation expense	—%	2.3%
Change in fair value of contingent earnout	—%	2.1%
Depreciation and amortization	2.5%	2.7%

Total operating expenses	49.0%	52.8%

Operating loss	(16.1)%	(18.5)%
Other expense, net	0.2%	(0.8)%

Loss before income taxes	(16.3)%	(19.3)%
Income tax benefit	0.5%	(10.1)%

Net loss	(16.8)%	(9.2)%

Revenue. Total revenue decreased by $(4.0) million, or (13.7)%, to $25.1 million during the three-month period ended March 31, 2018, compared to total revenue of $29.1 million in the three-month period ended March 31, 2017. Service revenue decreased by $(2.7) million, or (10.6)%, to $22.5 million during the three-month period ended March 31, 2018, compared to service revenue of $25.1 million in the three-month period ended March 31, 2017.

Service revenue continues to be negatively affected by the channel disruption related to the vendor push to the adoption of cloud-based technologies and our customers’ decision processes and timing related to such adoption. While our 2015 acquisitions of M2 Dynamics, Branchbird and Zero2Ten have strengthened the Company’s cloud-based offerings in both the EPM and ERP markets, we are still experiencing delays in customer purchasing. The transition to cloud-based offerings is further along within our ERP customer base (with this practice showing year over year sequential quarterly growth), however it continues to experience delays within the EPM space.

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

Billable consultant utilization decreased to 70.9% in the three-month period ended March 31, 2018 compared to 74.3% in the three-month period ended March 31, 2017. Billable consultant utilization has decreased and the billable headcount base has also decreased by 31, to 310 (excluding contractors) compared to 341 (excluding contractors) at March 31, 2017.

On a sequential quarterly basis, billable consultant utilization increased to 70.9% from 68.7% in the fourth quarter of 2017. The increase in sequential quarterly service revenue is driven by the impact that the year-end 2017 holiday schedule had on our ability to convert closed deals into billable services. We realized billable consultant utilization improvement on a monthly basis as we moved through the quarter ended March 31, 2018.

Annualized service revenue per billable consultant, as adjusted for utilization, was $370 thousand and $365 thousand during the three-month periods ended March 31, 2018 and 2017, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three-month period ended March 31, 2018, software revenue totaled $1.3 million, or 5.2% of total revenue, compared to software revenue of $2.5 million, or 8.7% of total revenue, in the three-month period ended March 31, 2017. Software revenue, in 2018 has been reported on a net basis (as a result of the evaluation under ASC 606), while presentation in prior years is on a gross basis. This results in a decrease in software (and total revenue) for the three-month period ended March 31, 2018, however the amounts remain comparable from a gross margin contribution perspective.

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

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue was $1.3 million and $1.5 million for the three-month periods ended March 31, 2018 and 2017, respectively. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the three-month period ended March 31, 2018 totaled 444, as compared to 468 customers during the three-month period ended March 31, 2017. During the first three months of 2018, we secured first-time engagements with a total of 24 new customers, compared to 23 new customer engagements during the first three months of 2017.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(2.3) million, or (12.0)%, to $16.9 million for the three-month period ended March 31, 2018, compared to $19.1 million in the comparable 2017 quarterly period.

The primary drivers of the 2018 year-over-year decrease in total cost of revenue during the three-month period ended March 31, 2018, on an absolute dollar basis, were related to the presentation of software revenue on a net basis combined with the decreases in salary- and fringe-related expenses (primarily associated with the decrease in billable consultant headcount from our strategic headcount management efforts). The Company maintained 310 billable consultants (excluding contractors) as of the quarter ended March 31, 2018, compared to 341 billable consultants (excluding contractors) at the end of the first quarter of 2017. Additionally, billable consultant bonuses decrease period over period in correlation to the decrease in service revenue.

Project and personnel costs represented 61.8% of total revenue during the three-month period ended March 31, 2018, as compared to 55.9% of total revenue during the three-month period ended March 31, 2017.

The increase in project and personnel costs during the three-month period ended March 31, 2018, as a percentage of total revenue, was driven by the decrease in service revenue in the comparable periods.

Software revenue was presented on a net basis during the three-month period ended March 31, 2018 (and therefore no corresponding expense is presented). Software costs amounted to $1.4 million during the three-month period ended March 31, 2017. Reimbursable expenses were $1.3 million and $1.5 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Gross Profit. During the three-month period ended March 31, 2018, total gross profit decreased $(1.7) million, or (17.2)%, to $8.3 million, compared to gross profit of $10.0 million in the three-month period ended March 31, 2017. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, was 32.9% and 34.3% in the three-month periods ended March 31, 2018 and 2017, respectively. The year-over-year quarterly decrease in revenue contribution was partially offset by the decrease in salary and salary-related expenses (primarily associated with the decreased billable headcount).

Service revenue gross margins were 30.9% in the first quarter of 2018, compared to 35.2% in the first quarter of 2017. The decrease in service revenue gross margin for the three-month period ended March 31, 2018 was similarly related to the decrease in service revenue, as described above.

We anticipate that software revenue will continue to be a meaningful part of our revenue in future periods. Additionally, our future gross margins may continue to be influenced by the timing of the recognition of our software revenue.

Selling, General and Administrative (“SG&A”) Expenses. The Company’s recurring selling, general and administrative expenses increased by $477 thousand, or 4.8%, to $10.4 million at March 31, 2018 compared to $9.9 million at March 31, 2017. As a percentage of total revenue, SG&A expenses were 41.4% during the three-month period ended March 31, 2018, compared to 34.1% in the three-month period of 2017.

Merger Related Transaction Costs. During the three-month period ended March 31, 2018, we incurred $1.3 million of legal and advisory expenses in connection with the proposed merger with Alithya. No such expenses were incurred in the three-month period ended March 31, 2017.

Named Executive Officer Severance. During the three-month period ended March 31, 2017, the Company terminated the employment of the former Chairman, President, and Chief Executive Officer and the former Chief Strategy and Technology Officer. In connection with these terminations, the Company incurred $3.4 million of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. No such expenses were incurred in the three-month period ended march 31, 2018.

Consent Solicitation Expense. During the three-month period ended March 31, 2017, we incurred $666 thousand of legal and advisory expenses in connection with defense against a consent solicitation. No such expenses were incurred in the three-month period ended March 31, 2018.

Change in Fair Value of Contingent Earnout Consideration. The Company continually examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the three-month period ended March 31, 2017, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of higher achievement of financial targets than initially forecasted) which resulted in $604 thousand of expense. No such expenses were incurred in the three-month period ended March 31, 2018.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(172) thousand, or (21.3)%, to $636 thousand in the three-month period ended March 31, 2018, as compared to $808 thousand in the three-month period ended March 31, 2017. The decrease in amortization expense during the first quarter of 2018 is primarily the result of the timing of amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense was $75 thousand and $113 thousand in the three-month periods ended March 31, 2018 and 2017, respectively.

Operating Loss. Operating loss was $(4.1) million in the first quarter of 2018, compared to operating loss of $(5.4) million in the comparable 2017 quarterly period.

The 2018 first quarter operating loss is primarily driven by the decreased gross margin contribution combined with the merger related transaction costs. The operating loss in the first quarter of 2017 was primarily driven by the severance-related expenses associated with the terminations of the Company’s former Chairman, President and Chief Executive Officer as well as the former Executive Vice President and Chief Strategy and Technology Officer, the decrease in service revenue and the expenses associated with the consent solicitation process.

Other Expense, Net. Other expense, net, totaled $34 thousand during the three-month period ended March 31, 2018, while other expense, net, totaled $233 thousand during the comparable 2017 period. Other expense, net, for the three months ended March 31, 2018 primarily represents interest paid on our credit facility as well as periodic foreign currency exchange gains and losses. Other expense, net, for the three months ended March 31, 2017 primarily represents the accretion of the contingent earnout liability recognized in connection with the Zero2Ten and Branchbird Acquisitions and also includes periodic foreign currency exchange gains and losses.

Income Tax Benefit. We recorded a provision from income taxes of $131 thousand during the three-month period ended March 31, 2018. We recorded a benefit from income taxes of $(2.9) million during the three-month period ended March 31, 2017. Our periodic income tax benefit amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 3.2% and 52.3% during the three-month periods ended March 31, 2018 and 2017, respectively.

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

Net Loss. We generated a net loss of $(4.2) million during the three-month period ended March 31, 2018, compared to a net loss of $(2.7) million during the three-month period ended March 31, 2017. The 2018 first quarter net loss is primarily attributable to the impact of the decreased service revenue contribution combined with the merger related transaction costs. The 2017 first quarter net loss is primarily attributable to the impact of the severance expenses related to the Company’s termination of employment of two executive officers during the first quarter of 2017, combined with the decrease in service revenue and the expenses incurred related to the consent solicitation process.

Operating Segments. Total revenue within our EPM operating segment decreased $(3.4) million, or (23.5)%, to $10.9 million in the three-month period ended March 31, 2018 compared to $14.3 million in the three-month period ended March 31, 2017. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment increased by $1.8 million, or 15.8%, to $13.1 million in the three-month period ended March 31, 2018 compared to $11.4 million in the three-month period ended March 31, 2017. The increase in ERP revenue was driven primarily by the increase in billable consultant utilization (which is reflective of the progress within the customer base with respects to adoption of cloud based solutions). This increase existed despite the change in presentation of software revenue from gross in 2017 to net in 2018. Total revenue within our Classic Consulting segment decreased $(2.4) million, or (70.2)%, to $1.0 million in the three-month period ended March 31, 2018 compared to $3.5 million in the three-month period ended March 31, 2017. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Operating income within our EPM operating segment decreased $(1.5) million, or (169.9)%, to $(628) thousand in the three-month period ended March 31, 2018 compared to $899 thousand in the three-month period ended March 31, 2017. The decrease in operating income was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud-based solutions). Operating income within our ERP operating segment increased by $666 thousand, or 71.7%, to $1.6 million in the three-month period ended March 31, 2018 compared to $929 thousand in the three-month period ended March 31, 2017. The increase in operating income was, due in part to the increased revenue contribution noted above. Operating income within our Classic Consulting operating segment decreased by $(652) thousand, or (2,608.0)%, to $(677) thousand in the three-month period ended March 31, 2018 compared to $(25) thousand in the three-month period ended March 31, 2017. The decrease in operating income was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(6,914)	$(3,743)
Investing activities	(91)	(19)
Financing activities	34	1,730
Effects of exchange rates on cash	15	13

Total cash used in the period	$(6,956)	$(2,019)

As of March 31, 2018, we had cash and cash equivalents of $8.4 million, a $7.0 million decrease from the December 31, 2017 balance of $15.4 million. The primary drivers of the decrease in cash during the first quarter of 2018 are the bonus and commission payments related to the Company’s 2017 performance-based incentive programs, the funding of an additional payroll cycle during the first quarter and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables.

Working capital, which is defined as current assets less current liabilities, decreased to $14.0 million as of March 31, 2018, as compared to $16.8 million as of December 31, 2017.

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

Net cash used in operating activities was $(6.9) million for the three-month period ended March 31, 2018, as compared to net cash used by operating activities of $(3.7) million for the three-month period ended March 31, 2017. The primary components of operating cash flows during the first three months of 2018 were driven by the payment of bonus and commissions under our 2017 performance-based bonus programs, the funding of an additional payroll cycle in the quarter and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash activity of $838 thousand (primarily depreciation and amortization and stock-based compensation). The primary components of operating cash flows during the first three months of 2017 were driven by the payment of bonus and commissions under our 2016 performance-based bonus programs, the funding of an additional payroll cycle in the quarter and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, cash from operations was influenced by non-cash activity of $(1.0) million (primarily changes in deferred tax assets and changes in fair value of contingent earnout consideration, partially offset by depreciation and amortization and stock-based compensation).

Net cash used in investing activities was $(91) thousand during the three-month period ended March 31, 2018, compared to net cash used in investing activities of $(19) thousand in the three-month period ended March 31, 2017. Cash used in investing activities in the three-month periods ended March 31, 2018 and 2017, respectively, consisted of payments associated with the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $34 thousand in the three-month period ended March 31, 2018, compared to net cash provided by financing activities of $1.7 million in the three-month period ended March 31, 2017. The 2018 and 2017 cash flows provided by financing activities are attributable to proceeds associated with our Employee Stock Purchase Plan and stock option exercises. Proceeds in three-month period ended March 31, 2018 were partially offset by the expense associated with common stock repurchases.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was not in compliance with one of its loan covenants as of March 31, 2018. Subsequent to quarter-end, the Company has received a waiver of compliance for the period ending March 31, 2018 related to the failure to meet the Minimum Interest Coverage covenant. In connection with this waiver, the Company is required to maintain a minimum cash balance in the amount of $4 million through May 21, 2018, at which point in time the minimum cash balance required increases to $5 million. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of March 31, 2018.

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

The Company’s accounting policies were revised in connection with the implementation of ASC 606. See Note 3, “Revenue Recognition” in Part I, Item 1, of this Quarterly Report on Form 10-Q. There were no other material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December  31, 2017 filed with the SEC.

Recent Accounting Pronouncements

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

Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain risk factors that could materially affect our business, financial condition or future results set forth under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 16, 2018 and in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” in our 2017 Annual Report on Form 10-K as filed with the SEC on March 16, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended March 31, 2018 or 2017. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended March 31, 2018 and 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. The Chairman, Interim President and Interim Chief Executive Officer and the Interim Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations of the Company’s disclosure controls and procedures as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

As discussed in “Part I – Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and herein under “Special Note Regarding Forward-Looking Statements,” investors should be aware of certain risks, uncertainties and assumptions in our business. We encourage you to refer to our Annual Report on Form 10-K to carefully consider these risks, uncertainties and assumptions.

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

The following table provides information with respect to purchases of our common stock during the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2018	—	$—	—	$7,448,081
February 1 – 28, 2018	—	$—	—	$7,448,081
March 1 – 31, 2018	151,349	$6.26	151,349	$6,500,636

Total	151,349	$6.26	151,349	$6,500,636

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	13a-14 Certification – Chairman, Interim President and Interim Chief Executive Officer*

31.2	13a-14 Certification – Interim Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* – Filed herewith.

** – Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: May 10, 2017	/s/ JEFFREY RUTHERFORD
Jeffrey Rutherford
Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	/s/ PAUL MCNEICE
Paul McNeice Interim Chief Financial Officer (Principal Financial and Accounting Officer)