Form 10-Q
period 2018-06-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2018-08-09
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 30, 2018 was 14,386,183.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,733	$15,398
Restricted cash	4,500	—
Accounts receivable, net of allowance of $150	28,154	22,218
Prepaid expenses and other current assets	2,457	2,075

Total current assets	38,844	39,691
Property and equipment, net	406	409
Intangible assets, net	4,455	5,575
Goodwill	29,983	29,983
Other assets	209	216

Total assets	$73,897	$75,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,328	$767
Accrued liabilities	14,642	14,984
Deferred revenue	2,558	2,140
Revolving credit facility	5,000	5,000

Total liabilities	23,528	22,891
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of June 30, 2018 and December 31, 2017, 14,621 and 14,046 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	297	297
Paid-in capital	200,081	202,749
Treasury stock, at cost, 15,115 and 15,690 shares at June 30, 2018 and December 31, 2017, respectively	(94,148)	(98,684)
Accumulated other comprehensive loss	(644)	(582)
Retained deficit	(55,217)	(50,797)

Total stockholders’ equity	50,369	52,983

Total liabilities and stockholders’ equity	$73,897	$75,874

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Service revenue	$22,900	$24,435	$45,380	$49,570
Software revenue	1,961	4,423	3,286	6,954
Reimbursable expenses	1,473	1,447	2,797	2,911

Total revenue	26,334	30,305	51,463	59,435
Cost of revenue:
Project and personnel costs	15,162	15,103	30,692	31,389
Software costs	—	2,246	—	3,638
Reimbursable expenses	1,473	1,447	2,797	2,911

Total cost of revenue	16,635	18,796	33,489	37,938

Gross profit	9,699	11,509	17,974	21,497
Operating expenses:
Selling, general and administrative	8,727	8,981	19,142	18,919
Executive officer severance	—	—	—	3,371
Merger related transaction costs	326	—	1,604	—
Consent solicitation expense	—	—	—	666
Contract termination expense	—	1,125	—	1,125
Change in fair value of contingent earnout consideration	—	—	—	604
Depreciation and amortization	632	786	1,268	1,594

Total operating expenses	9,685	10,892	22,014	26,279

Operating income (loss)	14	617	(4,040)	(4,782)
Other expense, net	139	—	173	233

(Loss) income before income taxes	(125)	617	(4,213)	(5,015)
Tax provision (benefit)	76	1,477	207	(1,468)

Net loss	$(201)	$(860)	$(4,420)	$(3,547)

Comprehensive loss:
Currency translation adjustments	(31)	9	(62)	7

Total comprehensive loss	$(232)	$(851)	$(4,482)	$(3,540)

Net loss per share:
Basic net loss per share of common stock	$(0.01)	$(0.06)	$(0.31)	$(0.27)

Diluted net loss per share of common stock	$(0.01)	$(0.06)	$(0.31)	$(0.27)

Shares used in computing basic net loss per share of common stock	14,556	13,586	14,300	13,280

Shares used in computing diluted net loss per share of common stock	14,556	13,586	14,300	13,280

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,420)	$(3,547)
Adjustments to reconcile net loss to net cash used in operating activities, excluding the impact of acquisitions:
Depreciation and amortization	1,268	1,600
Share-based compensation expense	289	670
Deferred income taxes	—	(2,019)
Change in fair value of contingent earnout consideration	—	604
Accretion of contingent earnout consideration	—	275
Changes in operating accounts, net of acquisition:
Accounts receivable	(5,949)	(143)
Prepaid expenses and other current assets	(374)	(606)
Accounts payable	561	(51)
Accrued liabilities and other liabilities	(162)	(2,142)
Deferred revenue	417	171

Net cash used in operating activities	(8,370)	(5,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(144)	(52)

Net cash used in investing activities	(144)	(52)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from employee stock plans and stock option exercises	2,347	3,787
Purchase of treasury stock	(948)	—
Payment of contingent earnout consideration	—	(5,189)

Net cash provided by (used in) financing activities	1,399	(1,402)

Effects of exchange rates on cash	(50)	41

Net decrease in cash, cash equivalents and restricted cash	(7,165)	(6,601)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,398	19,693

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$8,233	$13,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$58	$375

Issuance of restricted stock awards	$—	$108

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

In this Quarterly Report on Form 10-Q (the “Form 10-Q”), we use the terms “Edgewater,” “Edgewater Technology,” “we,” “our Company,” “the Company,” “our” and “us” to refer to Edgewater Technology, Inc. and its wholly-owned subsidiaries, which are described in our 2017 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “2017 Form 10-K”).

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

(iv)

CanCo Parent’s board of directors will consist of nine directors, of whom six will be nominated by Alithya’s current board and three by the Company’s current board, and Paul Raymond (Alithya’s current chief executive officer), Claude Rousseau (Alithya’s current chief operating officer), and Claude Thibault (Alithya’s current chief financial officer) will become, respectively, CanCo Parent’s chief executive officer, chief operating officer and chief financial officer; and in addition to the right of the Company shareholders to receive CanCo Parent Shares, the Company will pay, immediately prior to the Closing, to the Company’s shareholders and option holders a special dividend equal to U.S.$20.5 million (approximately $1.54 per currently outstanding Company share), provided that (i) the total amount of such dividend shall proportionately increase or decrease to the extent, if any, the Company’s “Net Cash” (as defined in the Arrangement Agreement) shall then be greater or less than U.S.$8.5 million and (ii) such dividend shall be payable either in cash (for the Company’s shareholders) or an adjustment (for the Company’s option holders) to the exercise price of such options.

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

The results of operations for the three- and six-months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

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

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under our proportional performance method for our fixed fee arrangements. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 was $908 thousand and is expected to be recognized within the next twelve months. For time and expense arrangements, the Company has elected the practical expedient not to disclose transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations for which we recognize revenue in accordance with paragraph 606-10-55-18. Revenue from these performance obligations is expected to be recognized within the next twelve months.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before the performance of a support contract, billings in advance of service performed in connection with a fixed price arrangement, or occasional pre-billing of services to be performed under a time and materials contract. The contract liability balance was $2.6 million and $2.1 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following tables further depict the disaggregation of revenue for the three- and six-month periods ended June 30, 2018. The information included in the disaggregation of revenue tables below have been presented in accordance with the standards set forth in ASC 606 for the three- and six-month periods ended June 30, 2018.

Three-Months Ended June 30, 2018
	Service (1)	Software	Total
Revenue by Reporting Unit:
ERP	$11,324	$1,944	$13,268
EPM	12,136	41	12,177
Classic Consulting	913	(24)	889

Consolidated revenue	$24,373	$1,961	$26,334

Revenue by Contract Type:
Time and materials	19,736	—	19,736
Fixed price	1,912	—	1,912
Retainer	1,252	—	1,252
Software	—	1,961	1,961
Expense	1,473	—	1,473

Consolidated revenue	$24,373	$1,961	$26,334

Revenue Recognition
Point in time	—	1,961	1,961
Over time	24,373	—	24,373

Consolidated revenue	$24,373	$1,961	$26,334

Six-Months Ended June 30, 2018
	Service (1)	Software	Total
Revenue by Reporting Unit:
ERP	$23,144	$3,362	$26,506
EPM	23,085	(8)	23,077
Classic Consulting	1,948	(68)	1,880

Consolidated revenue	$48,177	$3,286	$51,463

Revenue by Contract Type:
Time and materials	39,109	—	39,109
Fixed price	3,790	—	3,790
Retainer	2,481	—	2,481
Software	—	3,286	3,286
Expense	2,797	—	2,797

Consolidated revenue	$48,177	$3,286	$51,463

Revenue Recognition
Point in time	—	3,286	3,286
Over time	48,177	—	48,177

Consolidated revenue	$48,177	$3,286	$51,463

(1)	Service revenue includes both service and the corresponding reimbursable expense revenue.

Adoption of the new revenue recognition standard did not have a meaningful impact on the Company’s consolidated balance sheet. The Company has not made any significant changes to the outstanding contracts. The Company has not changed the method of recording or presenting accounts receivable or deferred revenue. The Company did not incur or capitalize any amounts in connection with the cost to obtain customer contracts nor did the Company record any contract assets in connection with our contracts with customers. During the three- and six-month periods ended June 30, 2018, the Company recognized $298 thousand and $1.4 million of service revenue that was recorded and presented as deferred revenue in prior periods.

The Company, under the standards set forth in ASC 606 has presented software revenue on a net basis for the three- and six-month period ended June 30, 2018. This represents a change from the presentation basis on the previous revenue recognition guidance. There have been no meaningful changes to the structure of the software contracts during the current quarter, however the assessment of gross versus net now relies heavily on the concept of control and therefore the Company has concluded that net presentation is appropriate.

The table below presents software revenue in accordance with ASC 605 for the three- and six-month periods ended June 30, 2018. No other financials statement line items were affected by the adoption of ASC 606.

Comparable Software Revenue:	Three-month period ended June 30, 2018
Software Revenue	$4,369
Software Expense	2,408

Software Gross Margin	$1,961

Comparable Software Revenue:	Six-month period ended June 30, 2018
Software Revenue	$6,964
Software Expense	3,678

Software Gross Margin	$3,286

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

4. SHARE-BASED COMPENSATION:

Share-based compensation expense under all of the Company’s share-based plans was $87 thousand and $289 thousand for the three- and six-month periods ended June 30, 2018, respectively. Share-based compensation expense under all of the Company’s share-based plans was $160 thousand and $670 thousand for the three- and six-month periods ended June 30, 2017, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $853 thousand and $2.3 million during the three- and six-month periods ended June 30, 2018, respectively. Cash received from ESPP and stock option exercises was $2.1 million and $3.8 million during the three- and six-month periods ended June 30, 2017, respectively.

As of June 30, 2018, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $143 thousand and is expected to be recognized over a weighted-average period of 1.6 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

5. INCOME TAXES:

The Company recorded tax provisions of $76 thousand and $1.5 million for the three-month periods ended June 30, 2018 and 2017, respectively. The Company recorded tax provisions (benefits) of $207 thousand and $(1.5) million for the six-month periods ended June 30, 2018 and 2017, respectively. The reported tax (benefit) provision for the three-month periods ended June 30, 2018 and 2017, are based upon estimated quarterly effective tax rates of (60.8)% and 239.4%, respectively. The effective tax rate, in the three-month period ended June 30, 2018, reflected our foreign income tax provisions. The effective tax rate, in the three-month period ended June 30, 2017, reflected our combined Federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill. The reported tax (benefit) for the six-month periods ended June 30, 2018 and 2017, are based upon estimated annual effective tax rates of (4.9)% and 29.3%, respectively. The effective tax rate, in the six-month period ended June 30, 2018, reflected our foreign income tax provisions. The effective tax rate, in the three-month period ended June 30, 2017, reflected our combined Federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. As of June 30, 2018, and December 31, 2017, the recorded deferred tax asset valuation allowance balance was $23.0 million and $21.7 million, respectively.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. No such amounts were recognized in the three- or six-month periods ended June 30, 2018 or 2017. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending June 30, 2019. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company adopted the Accounting Standards Update related to stock-based compensation during the six-month period ended June 30, 2017. This adoption had an impact on the tax treatment for stock option exercises during the six-months ended June 30, 2017 (as well as a cumulative adjustment for prior period activity). In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $61 thousand and $779 thousand of tax expense related to stock option exercises in the six-month periods ended June 30, 2018 and 2017, respectively, however, because the Company is in a full valuation allowance position, no benefit was taken in the consolidated financial statements. During the six-month period ended June 30, 2017, the Company recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the adopted standard.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21% , implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of June 30, 2018, we have not completed our accounting for the tax effects of the TCJA nor have we recorded any adjustments during the quarter ended June 30, 2018. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the one year measurement period guidance outlined in Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

6. GOODWILL AND INTANGIBLE ASSETS:

There have been no changes to the Company’s goodwill balance during 2018. Our annual goodwill and intangible assets measurement date is December 2. The Company continuously evaluates for any triggering events and no such events have occurred during the three- or six-month periods ended June 30, 2018.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $561 thousand and $1.1 million during the three- and six-month periods ended June 30, 2018, respectively. Amortization expense was $698 thousand and $1.4 million during the three- and six-month periods ended June 30, 2017, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

Estimated annual amortization expense of our intangible assets (including amortization expense associated with capitalized software costs) for the current year and the following five years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2018	$2,240
2019	$1,713
2020	$1,057
2021 and beyond	$565

7. ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(In Thousands)
Accrued bonuses	$2,695	$5,590
Accrued payroll related liabilities	2,600	3,277
Accrued vacation	2,971	2,497
Accrued commissions	840	825
Accrued software expense	1,545	675
Accrued contractor fees	683	346
Accrued professional service fees	1,074	341
Deferred rent	55	64
Income tax related accruals	372	189
Other accrued expenses	1,807	1,180

Total	$14,642	$14,984

8. NET LOSS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
Basic net loss per share:
Net loss applicable to common shares	$(201)	$(860)	$(4,420)	$(3,547)

Weighted average common shares outstanding	14,556	13,586	14,300	13,280

Basic net loss per share of common stock	$(0.01)	$(0.06)	$(0.31)	$(0.27)

Diluted net loss per share:
Net loss applicable to common shares	$(201)	$(860)	$(4,420)	$(3,547)

Weighted average common shares outstanding	14,556	13,586	14,300	13,280
Dilutive effects of stock options	—	—	—	—

Weighted average common shares, assuming dilutive effect of stock options	14,556	13,586	14,300	13,280

Diluted net loss per share of common stock	$(0.01)	$(0.06)	$(0.31)	$(0.27)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 465 thousand shares and 462 thousand shares in the three- and six-month periods ended June 30, 2018, respectively. Had such shares been included, shares for the diluted computation would have increased by approximately 142 thousand shares and 142 thousand shares in the three- and six-month periods ended June 30, 2017, respectively. As of June 30, 2018 and 2017, there were approximately 906 thousand and 1.8 million share-based awards outstanding, respectively, under the Company’s equity plans. Options to purchase 113 thousand and 727 thousand shares of common stock that were outstanding during the three months ended June 30, 2018 and June 30, 2017, respectively, were not included in the computation of diluted net loss per share due to the reported periodic loss. Options to purchase 139 thousand and 879 thousand shares of common stock that were outstanding during the six months ended June 30, 2018 and June 30, 2017, respectively, were not included in the computation of diluted net loss per share due to the reported periodic loss.

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

The Company repurchased 151 thousand shares at an aggregate price of $948 thousand during the six-month period ended June 30, 2018. The Company did not repurchase any shares of common stock during the three-month period ended June 30, 2018 or the three- and six-month periods ended June 30, 2017. As of June 30, 2018, the Company had $6.5 million of purchase authorization remaining under the plan.

10. REVOLVING LINE OF CREDIT:

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal financial covenants. The Company was not in compliance with one of its loan covenants as of June 30, 2018. Subsequent to quarter-end, the Company has received a waiver of compliance for the period ending June 30, 2018 related to the failure to meet the Minimum Interest Coverage covenant. The Company forecasts that it will not be in compliance with this same covenant for the three-month period ending September 30, 2018. In connection with the previous waiver, the Company was required to maintain a minimum cash balance in the amount of $4.5 million. In connection with the most recent waiver, the required minimum cash balance increased to $5.0 million in August 2018 from $4.5 million at June 30, 2018.

Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company has drawn down $5.0 million of this balance as of June 30, 2018.

11. RESTRICTED CASH:

In May 2018, the Company entered into a minimum cash balance agreement in connection with the existing Credit Facility (see Note 10). The Company has presented $4.5 million as restricted cash as of June 30, 2018 as this cash has been specifically restricted to serve as collateral for the Company’s outstanding balance under the Credit Facility agreement. In August 2018 the amount of restricted cash increased to $5.0 million. No such amounts were restricted as of December 31, 2017.

12. GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$23,552	$27,253	$45,319	$52,354
Canada	1,801	2,272	3,957	5,147
Other International	981	780	2,187	1,934

Total revenue	$26,334	$30,305	$51,463	$59,435

Substantially all of the Company’s long-lived assets are located within the United States.

13. SEGMENT INFORMATION

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

Segment information for the three-month periods ended June 30, 2018 and 2017 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
			(In Thousands)
June 30, 2018
Total revenue	$12,177	$13,268	$889	$—	$26,334
Operating income (loss)	$(77)	$2,069	$(81)	$(1,897)	$14
Depreciation and amortization expense	$448	$171	$—	$13	$632
June 30, 2017
Total revenue	$12,691	$14,604	$3,010	$—	$30,305
Operating income (loss)	$624	$2,608	$90	$(2,705)	$617
Depreciation and amortization expense	$561	$199	$—	$29	$789

Segment information for the six-month periods ended June 30, 2017 and 2016 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
			(In Thousands)
June 30, 2018
Total revenue	$23,077	$26,506	$1,880	$—	$51,463
Operating income (loss)	$(702)	$3,664	$(758)	$(6,244)	$(4,040)
Depreciation and amortization expense	$896	$343	$—	$29	$1,268
June 30, 2017
Total revenue	$26,999	$25,954	$6,482	$—	$59,435
Operating income (loss)	$1,522	$3,537	$68	$(9,909)	$(4,782)
Depreciation and amortization expense	$1,123	$398	$—	$79	$1,600

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 86.2% and 86.2% of service revenue for the three- and six-month periods ended June 30, 2018, respectively. Time and materials-based contracts represented 84.5% and 84.4% of service revenue for the three- and six-month periods ended June 30, 2017. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 8.3% and 8.4% of service revenue for the three- and six-month periods ended June 30, 2018. Fixed-price contracts represented 8.7% and 8.7% of service revenue for the three- and six-month periods ended June 30, 2017. Revenue pursuant to fixed-price contracts is recognized over time based on the proportional performance (using a hours-based input method) related to individual performance obligations within each arrangement. Retainer-based contracts represented 5.5% and 5.4% of service revenue during the three- and six-month periods ended June 30, 2018. Retainer-based contracts represented 6.8% and 6.9% of service revenue during the three- and six-month periods ended June 30, 2017. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Merger related transaction costs. The Company incurred $326 thousand and $1.6 million of merger related acquisition costs related to the proposed Alithya Merger Transaction in the three- and six month periods ended June 30, 2018, respectively. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the merger. No such expenses were incurred in the three- or six-month periods ended June 30, 2017.

Executive Officer Severance. The Company incurred $3.4 million of expense associated with the termination of two Executive Officers of the Company during the three-month period ended March 31, 2017. During the three-months ended March 31, 2017 the Company terminated without cause the employment of the Chairman, President, and Chief Executive Officer as well as the Executive Vice President and Chief Strategy and Technology Officer. The severance expense associated with these terminations include salary and salary related expenses (including bonus) as well as the expense associated with the acceleration of stock award vesting. No such expense was recognized in the three month period ended June 30, 2017 or the three- or six-month periods ended June 30, 2018.

Consent solicitation expense. The Company incurred $666 thousand of legal and advisory costs related to the defense of a consent solicitation in the three-month period ended March 31, 2017. No such expenses were incurred in the three-month period ended June 30, 2017 or the three- or six-month periods ended June 30, 2018.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. During the three-month period ended March 31, 2017 the Company recorded an increase to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $604 thousand. This adjustment was related to the finalization of the M2 Dynamics and Zero2Ten earnout calculations. Accretion of the contingent earnout liability is classified as other expense on the consolidated statements of comprehensive loss. As of June 30, 2018 and December 31, 2017, the Company had no remaining obligations under any contingent earnout consideration agreements.

Contract termination expense. In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Six Months Ended June 30, 2018, Compared to Results for the Three and Six Months Ended June 30, 2017,” included elsewhere in this Quarterly Report on Form 10-Q.

Results for the Three and Six Months Ended June 30, 2018, Compared to Results for the Three and Six Months Ended June 30, 2017

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

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Service revenue	87.0%	80.6%	88.2%	83.4%
Software revenue	7.4%	14.6%	6.4%	11.7%
Reimbursable expenses	5.6%	4.8%	5.4%	4.9%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	57.6%	49.8%	59.6%	52.8%
Software costs	—%	7.4%	—%	6.1%
Reimbursable expenses	5.6%	4.8%	5.4%	4.9%

Total cost of revenue	63.2%	62.0%	65.0%	63.8%

Gross profit	36.8%	38.0%	35.0%	36.2%
Operating expenses:
Selling, general and administrative	33.2%	29.6%	37.2%	31.8%
Merger related transaction costs	1.2%	—%	3.1%	—%
Executive officer severance	—%	—%	—%	5.7%
Contract termination expense	—%	3.7%	—%	1.9%
Consent solicitation expense	—%	—%	—%	1.1%
Change in fair value of contingent earnout consideration	—%	—%	—%	1.0%
Depreciation and amortization	2.4%	2.6%	2.5%	2.7%

Total operating expenses	36.8%	35.9%	42.8%	44.2%

Operating income (loss)	—%	2.1%	(7.8)%	(8.0)%
Other expense, net	0.6%	—%	0.4%	0.4%

Income (loss) before income taxes	(0.6)%	2.1%	(8.2)%	(8.4)%
Income tax provision (benefit)	0.2%	4.9%	0.4%	(2.4)%

Net loss	(0.8)%	(2.8)%	(8.6)%	(6.0)%

Revenue. Total revenue decreased by $(4.0) million, or (13.1)%, to $26.3 million during the three-month period ended June 30, 2018, compared to total revenue of $30.3 million in the three-month period ended June 30, 2017. Total revenue decreased by $(8.0) million, or (13.4)%, to $51.5 million during the six-month period ended June 30, 2018, compared to total revenue of $59.4 million in the six-month period ended June 30, 2017. Service revenue decreased by $(1.5) million, or (6.3)%, to $22.9 million during the three-month period ended June 30, 2018, compared to service revenue of $24.4 million in the three-month period ended June 30, 2017. Service revenue decreased by $(4.2) million, or (8.5)%, to $45.4 million during the six-month period ended June 30, 2018, compared to service revenue of $49.6 million in the six-month period ended June 30, 2017.

Our ability to close project deals and generate service revenue has been impacted by the current status of the pending Arrangement Agreement with Alithya. We have experienced delays in the signing of certain engagements particularly within our EPM business. While our 2015 acquisitions of M2 Dynamics, Branchbird and Zero2Ten have strengthened the Company’s cloud-based offerings in both the EPM and ERP markets, we are still experiencing delays in customer purchasing. The transition to cloud-based offerings is further along within our ERP customer base (with this practice showing year over year quarterly and year-to-date growth), while the transition to cloud is further along in the ERP business, we are started to gain traction in the EPM business and we are gaining traction in our cloud based offerings.

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

Billable consultant utilization decreased to 73.1% and 72.0% in the three- and six-month periods ended June 30, 2018 compared to 73.7% and 74.0% in the three- and six-month periods ended June 30, 2017. Billable consultant utilization has decreased and the billable headcount base has also decreased by 30, to 307 (excluding contractors) compared to 337 (excluding contractors) at June 30, 2017.

On a sequential quarterly basis, service revenue remained consistent (despite one additional billing day). This further illustrates the temporary disruption in the marketplace as our customer base considers the adoption of cloud based solutions. The Company remains uniquely positioned to serve customers in both the cloud based as well as on premise solutions.

Annualized service revenue per billable consultant, as adjusted for utilization, was $370 thousand and $372 thousand during the three-month periods ended June 30, 2018 and 2017, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $369 thousand and $368 thousand during the six-month periods ended June 30, 2018 and 2017, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three- and six-month periods ended June 30, 2018, software revenue totaled $2.0 million and $3.3 million, or 7.4% and 6.4% of total revenue, respectively, compared to software revenue of $4.4 million and $7.0 million, or 14.6% and 11.7%, respectively, in the three- and six-month periods ended June 30, 2017. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue was $1.5 million and $1.4 million for the three-month periods ended June 30, 2018 and 2017, respectively. Reimbursed expense revenue was $2.8 million and $2.9 million for each of the six-month periods ended June 30, 2018 and 2017, respectively. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the six-month period ended June 30, 2018 totaled 525, as compared to 530 customers during the six-month period ended June 30, 2017. During the first six months of 2018, we secured first-time engagements with a total of 51 new customers, compared to 55 new customer engagements during the first six months of 2017.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(2.2) million, or (11.5)%, to $16.6 million for the three-month period ended June 30, 2018, compared to $18.8 million in the comparative 2017 quarterly period. Cost of revenue decreased by $(4.5) million, or (11.7)%, to $33.5 million during the year-to-date period ended June 30, 2018 compared to $37.9 million in the comparative 2017 year-to-date period.

The primary drivers of the 2018 year-over-year decrease in total cost of revenue during the three- and six-month periods ended June 30, 2018, on an absolute dollar basis, were related to decreases in salary and salary-related expenses, inclusive of incentive compensation (primarily associated with the decrease in billable consultant headcount). The Company maintained 307 billable consultants (excluding contractors) as of the quarter ended June 30, 2018, compared to 337 billable consultants (excluding contractors) at the end of the second quarter of 2017.

Project and personnel costs represented 57.6% and 59.6% of total revenue during the three- and six-month periods ended June 30, 2018, respectively, as compared to 49.8% and 52.8% of total revenue during the three- and six-month periods ended June 30, 2017, respectively.

The decrease in project and personnel costs for both the three- and six-month periods ended June 30, 2018, as a percentage of total revenue, is the result of decreased salary and salary related expenses (inclusive of incentive compensation) combined with a decrease reliance on third party contractors. The decrease in salary and related expenses is a direct result of the decrease in billable headcount in the comparative periods.

Reimbursable expenses were $1.5 million and $2.8 million for the three- and six-month periods ended June 30, 2018, respectively, compared to $1.4 million and $2.9 million in the comparative periods of 2017, respectively.

Gross Profit. During the three-month period ended June 30, 2018, total gross profit decreased $(1.8) million, or (15.7)%, to $9.7 million compared to gross profit of $11.5 million in the three-month period ended June 30, 2017. During the six-month period ended June 30, 2018, total gross profit decreased $(3.5) million, or (16.4)%, to $18.0 million compared to total gross profit of $21.5 million in the six-month period ended June 30, 2017. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, decreased to 36.8% in the second quarter of 2018, compared to 38.0% in the second quarter of 2017. Total gross margin decreased to 35.0% in the six-month period ended June 30, 2018, compared to 36.2% in the comparative 2017 year-to-date period. The year-over-year quarterly and year-to-date decrease in total gross margin percentage are primarily the result of service revenue contributions over each of the comparable periods.

Service revenue gross margins were 33.8% in the second quarter of 2018, compared to 38.2% in the second quarter of 2017. Service revenue gross margins were 32.4% in the six-month period ended June 30, 2018, compared to 36.7% in the comparative 2017 year-to-date period. The decrease in service gross margin for the three- and six-month periods ended June 30, 2018 are directly related to the decreases in billable consultant utilization and billable headcount.

We anticipate that software revenue will continue to be a meaningful part of our revenue in future periods. Additionally, our future gross margins may continue to be influenced by the timing of the recognition of our software revenue.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 33.2% and 37.2% during the three- and six-month periods ended June 30, 2018, respectively, compared to 29.6% and 31.8% in the three- and six-month periods of 2017, respectively. On an absolute dollar-basis, SG&A expenses decreased by $(254) thousand, or (2.8)%, and increased by $223 thousand, or 1.2%, to $8.7 million and $19.1 million in the three- and six-month periods ended June 30, 2018, respectively, compared to SG&A expenses of $9.0 million and $18.9 million in the three- and six-month period ended June 30, 2017, respectively.

Selling, general and administrative expense decreased, during the three-month period ended June 30, 2018 as a result of overhead related expenses (primarily in the form of marketing and selling expense). Selling, general and administrative expenses remained essentially flat during the six-month period ended June 30, 2018 as the overhead related decreases were offset by increases related to salary and salary-related expenses.

Merger related transaction costs. The Company incurred $326 thousand and $1.6 million of merger related acquisition costs related to the proposed Alithya Merger Transaction in the three- and six month periods ended June 30, 2018, respectively. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the merger. No such expenses were incurred in the three- or six-month periods ended June 30, 2017.

Executive Officer Severance. During the three-month period ended March 31, 2017, the Company terminated the employment of the former Chairman, President, and Chief Executive Officer and the former Chief Strategy and Technology Officer. In connection with these terminations, the Company incurred $3.4 million of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. No such expenses were incurred in the three-month period ended June 30, 2017 or during the three- or six-month periods ended June 30, 2018.

Contract Termination Expense. In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Consent Solicitation Expense. During the three-month period ended March 31, 2017, we incurred $666 thousand of legal and advisory expenses in connection with defense against a consent solicitation. No such expenses were incurred in the three-month period ended June 30, 2017 or the three- or six-month periods ended June 30, 2018, respectively.

Change in Fair Value of Contingent Earnout Consideration. The Company continually examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the six-month period ended June 30, 2017, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of higher achievement of financial targets than initially forecasted) which resulted in $604 thousand of expense. The Company recorded no such expense during the three-month period ended June 30, 2017 or the three- or six-month periods ended June 30, 2018, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(154) thousand, or (19.6)%, to $632 thousand in the quarter ended June 30, 2018 as compared to $786 thousand in the quarter ended June 30, 2017. Similarly, depreciation and amortization expense decreased $(326) thousand, or (20.5)%, to $1.3 million in the six-month period ended June 30, 2018 compared to $1.6 million in the comparative 2017 year-to-date period.

Amortization expense was $561 thousand and $1.1 million during the three- and six-month periods ended June 30, 2018, respectively, compared to amortization expense of $698 thousand and $1.4 million in the three- and six-month periods ended June 30, 2017, respectively. The amortization expense recognized during 2018 and 2017 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense was $71 thousand and $147 thousand recorded in the three- and six-month periods ended June 30, 2018, respectively. Depreciation expense was $88 thousand and $197 thousand recorded in the three- and six-month periods ended June 30, 2017, respectively.

Operating Income (Loss). Operating income was $14 thousand in the second quarter of 2018, compared to operating income of $617 thousand in the comparative 2017 quarterly period. Operating loss for the six-month period ended June 30, 2018 was $(4.0) million, compared to operating loss of $(4.8) million in the comparative 2017 year-to-date period.

The decrease in operating income for the three-month period ended June 30, 2018, compared to June 30, 2017 is primarily driven by the decreased revenue contribution from the EPM unit. The change in operating loss for the six-month period ended June 30, 2018, compared to June 30, 2017 is primarily related to decreased revenue contribution from the EPM unit as well as the merger related transaction costs, which have been discussed above.

Other Expense, Net. Other expense, net, totaled $139 thousand and $173 thousand during the three- and six-month periods ended June 30, 2018, respectively, while other expense, net, totaled zero and $233 thousand during the three- and six-month periods ended June 30, 2017, respectively. Other expense, net, for the three-months ended June 30, 2017 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Branchbird Acquisition which was offset by periodic foreign currency exchange gains and losses. Other expense, net, for the six-months ended June 30, 2017 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Zero2Ten and Branchbird Acquisitions and also includes periodic foreign currency exchange gains and losses. Other expense, net for the three- and six-months ended June 30, 2016 were related to the accretion of the contingent earnout liability recognized in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions combined with periodic foreign currency exchange gains and losses.

Income Tax Provision (Benefit). We recorded a provision for income taxes of $76 thousand and a provision of $207 thousand during the three- and six-month periods ended June 30, 2018, respectively. We recorded a provision for income taxes of $1.5 million and a benefit of $(1.5) million during the three- and six-month periods ended June 30, 2017, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of (60.8)% and (4.9)% during the three- and six-month periods ended June 30, 2018, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 239.4% and 29.3% during the three- and six-month periods ended June 30, 2017, respectively.

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

Net Loss. We recorded net loss of $(201) thousand and net loss of $(4.4) million during the three- and six-month periods ended June 30, 2018, respectively, compared to net loss of $(860) thousand and $(3.5) million during the three- and six-month periods ended June 30, 2017, respectively. The 2018 second quarter improvement in net income is driven by the 2017 contract termination expense as well as the income tax related expense associated with the increase in deferred tax asset valuation allowance. The absence of those 2017 expense items were partially offset by the decreased service revenue contribution during the period. The 2018 year-to-date net loss was driven by the decrease service revenue contribution combined with the merger related expenses identified above.

Operating Segments. Total revenue within our EPM operating segment decreased $(514) thousand, or (4.1)%, to $12.2 million in the three-month period ended June 30, 2018 compared to $12.7 million in the three-month period ended June 30, 2017. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment decreased by $(1.3) million, or (9.1)%, to $13.3 million in the three-month period ended June 30, 2018 compared to $14.6 million in the three-month period ended June 30, 2016. The decrease in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(2.1) million, or (70.5)%, to $889 thousand in the three-month period ended June 30, 2018 compared to $3.0 million in the three-month period ended June 30, 2017. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Total revenue within our EPM operating segment decreased $(3.9) million, or (14.5)%, to $23.1 million in the six-month period ended June 30, 2018 compared to $27.0 million in the six-month period ended June 30, 2017. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment increased by $552 thousand, or 2.1%, to $26.5 million in the six-month period ended June 30, 2018 compared to $26.0 million in the six-month period ended June 30, 2017. The increase in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(4.6) million, or (71.0)%, to $1.9 million in the six-month period ended June 30, 2018 compared to $6.5 million in the six-month period ended June 30, 2017. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Operating income (loss) within our EPM operating segment decreased $(701) thousand, or (112.3)%, to $(77) thousand in the three-month period ended June 30, 2018 compared to $624 thousand in the three-month period ended June 30, 2017. The decrease in operating income (loss) was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud-based solutions). Operating income (loss) within our ERP operating segment decreased by $(539) thousand, or (20.7)%, to $2.1 million in the three-month period ended June 30, 2018 compared to $2.6 million in the three-month period ended June 30, 2017. The decrease in operating income (loss) was, due in part to the decreased revenue contribution noted above. Operating income (loss) within our Classic Consulting operating segment decreased by $(171) thousand, or (190.0)%, to $(81) thousand in the three-month period ended June 30, 2018 compared to $90 thousand in the three-month period ended June 30, 2017. The decrease in operating income (loss) was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Operating income (loss) within our EPM operating segment decreased $(2.2) million, or (146.1)%, to $(702) thousand in the six-month period ended June 30, 2018 compared to $1.5 million in the six-month period ended June 30, 2017. The decrease in operating income (loss) was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud-based solutions). Operating income (loss) within our ERP operating segment increased by $127 thousand, or 3.6%, to $3.7 million in the six-month period ended June 30, 2018 compared to $3.5 million in the six-month period ended June 30, 2017. The increase in operating income (loss) was, due in part to the increased revenue contribution noted above. Operating income (loss) within our Classic Consulting operating segment decreased by $(826) thousand, or (1,214.7)%, to $(758) thousand in the six-month period ended June 30, 2018 compared to $68 thousand in the six-month period ended June 30, 2017. The decrease in operating income (loss) was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(8,370)	$(5,188)
Investing activities	(144)	(52)
Financing activities	1,399	(1,402)
Effects of exchange rates on cash	(50)	41

Total cash used in the period	$(7,165)	$(6,601)

As of June 30, 2018, we had cash and cash equivalents of $3.7 million, a $(11.7) million decrease from the December 31, 2017 balance of $15.4 million. The primary drivers of the decrease in cash during the first quarter of 2018 are the bonus and commission payments related to the Company’s 2017 performance-based incentive programs, the payment of retention based compensation for key individuals in our EPM and ERP business units, the classification of $4.5 million in restricted cash in connection with our credit agreement and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables.

Working capital, which is defined as current assets less current liabilities, decreased to $15.3 million as of June 30, 2018, as compared to $16.8 million as of December 31, 2017.

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

Net cash used in operating activities was $(8.4) million for the six-month period ended June 30, 2018, as compared to net cash used in operating activities of $(5.2) million for the six-month period ended June 30, 2017. The primary components of operating cash flows during the first six months of 2018 were driven by the collection of receivables, offset by the reported net loss, payments of bonus and commissions under our 2017 performance-based and retention-based bonus programs, and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, non-cash charges were primarily driven by depreciation and amortization, stock-based compensation. The primary components of operating cash flows during the first six months of 2017 were driven by the collection of receivables, offset by the reported net loss, payments of executive officer severance, contingent earnout consideration, bonus and commissions under our 2016 performance-based bonus programs, contract termination fees and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, non-cash charges were primarily driven by depreciation and amortization, stock-based compensation and change in fair value of contingent earnout consideration, partially offset by deferred income taxes.

Net cash used in investing activities was $(144) thousand during the six-month period ended June 30, 2018, compared to net cash used in investing activities of $(52) thousand in the six-month period ended June 30, 2017. Cash used in investing activities in the six-month period ended June 30, 2018 and 2017 related to the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $1.4 million in the six-month period ended June 30, 2018, compared to net cash used in financing activities of $(1.4) million in the six-month period ended June 30, 2017. The 2018 cash provided in financing activities was driven by stock option exercises, partially offset by the purchase of treasury stock. The 2017 cash used in financing activities was driven by the payments of the contingent earnout consideration related to the M2 Dynamics and Zero2Ten Acquisitions, partially offset by the proceeds attributable to our Employee Stock Purchase Plan and stock option exercises.

In September 2013, the Company entered into a secured revolving credit facility (the “Credit Facility”). The Credit Facility was modified through an amendment in December 2015, which increased the borrowing base to $15 million (from the previous $10 million) with an additional accordion feature that allows the Company to request an additional $5.0 million as needed, extending the total credit facility borrowing capacity to $20 million over its three-year term. The Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries, and is subject to normal covenants. The Company was not in compliance with one of its loan covenants as of June 30, 2018. Subsequent to quarter-end, the Company has received a waiver of compliance for the period ending June 30, 2018 related to the failure to meet the Minimum Interest Coverage covenant. The Company forecasts that it will not be in compliance with this same covenant for the three-month period ending September 30, 2018. In connection with the previous waiver, the Company is required to maintain a minimum cash balance in the amount of $4.5 million. In connection with the most recent waiver, the required minimum cash balance increased to $5.0 million in August 2018 from $4.5 million at June 30, 2018. Under the terms of the Credit Facility, any advances will accrue interest at a variable per annum rate of interest equal to the LIBOR Rate plus 1.5%. Interest is due and payable, in arrears, on a monthly basis. The Company will be obligated to pay an annual commitment fee of 0.15% on the daily undrawn balance of the facility. Any amounts outstanding under the Credit Facility will be due on December 21, 2018. The Company had drawn down $5.0 million of this balance as of June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended June 30, 2018 or 2017. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended June 30, 2018 and 2017.

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

The following table provides information with respect to purchases of our common stock during the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2018	—	$—	—	$6,500,636
May 1 – 31, 2018	—	$—	—	$6,500,636
June 1 – 30, 2018	—	$—	—	$6,500,636

Total	—	$—	—	$6,500,636

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	13a-14 Certification – Chairman, President and Chief Executive Officer*

31.2	13a-14 Certification – Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	- Filed herewith.
**	- Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWATER TECHNOLOGY, INC.

Date: August 9, 2018	/s/ JEFFREY RUTHERFORD
Jeffrey Rutherford
Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	/s/ PAUL MCNEICE
Paul McNeice Interim Chief Financial Officer (Principal Financial and Accounting Officer)