Form 10-Q
period 2018-09-30
EDGEWATER TECHNOLOGY INC/DE/
filed 2018-11-09
CIK 1017968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission file number: 000-20971

EDGEWATER TECHNOLOGY, INC.

(Alithya USA, Inc., as successor by merger to Edgewater Technology, Inc.)

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 5, 2018 was 14,676,663.

EDGEWATER TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,444	$15,398
Restricted cash	5,000	—
Accounts receivable, net of allowance of $150	26,266	22,218
Prepaid expenses and other current assets	2,312	2,075

Total current assets	38,022	39,691
Property and equipment, net	386	409
Intangible assets, net	3,895	5,575
Goodwill	29,983	29,983
Other assets	886	216

Total assets	$73,172	$75,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,585	$767
Accrued liabilities	14,444	14,984
Deferred revenue	2,751	2,140
Revolving credit facility	5,000	5,000

Total liabilities	23,780	22,891
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 48,000 shares authorized, 29,736 shares issued as of September 30, 2018 and December 31, 2017, 14,641 and 14,046 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	297	297
Paid-in capital	199,936	202,749
Treasury stock, at cost, 15,096 and 15,690 shares at September 30, 2018 and December 31, 2017, respectively	(93,671)	(98,684)
Accumulated other comprehensive loss	(647)	(582)
Retained deficit	(56,523)	(50,797)

Total stockholders’ equity	49,392	52,983

Total liabilities and stockholders’ equity	$73,172	$75,874

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Service revenue	$22,955	$23,562	$68,335	$73,132
Software revenue	1,044	2,385	4,330	9,339
Reimbursable expenses	1,336	1,414	4,133	4,325

Total revenue	25,335	27,361	76,798	86,796
Cost of revenue:
Project and personnel costs	13,801	14,185	44,493	45,574
Software costs	—	1,441	—	5,079
Reimbursable expenses	1,336	1,414	4,133	4,325

Total cost of revenue	15,137	17,040	48,626	54,978

Gross profit	10,198	10,321	28,172	31,818
Operating expenses:
Selling, general and administrative	8,045	10,312	27,187	29,231
Executive officer severance	—	816	—	4,187
Merger related transaction costs	2,744	—	4,348	—
Consent solicitation expense	—	—	—	666
Contract termination expense	—	—	—	1,125
Change in fair value of contingent earnout consideration	—	(856)	—	(252)
Depreciation and amortization	627	782	1,895	2,376

Total operating expenses	11,416	11,054	33,430	37,333

Operating income (loss)	(1,218)	(733)	(5,258)	(5,515)
Other expense, net	68	(33)	241	200

(Loss) income before income taxes	(1,286)	(700)	(5,499)	(5,715)
Tax provision (benefit)	20	(528)	227	(1,996)

Net loss	$(1,306)	$(172)	$(5,726)	$(3,719)

Comprehensive loss:
Currency translation adjustments	(2)	23	(65)	30

Total comprehensive loss	$(1,308)	$(149)	$(5,791)	$(3,689)

Net loss per share:
Basic net loss per share of common stock	$(0.09)	$(0.01)	$(0.40)	$(0.28)

Diluted net loss per share of common stock	$(0.09)	$(0.01)	$(0.40)	$(0.28)

Shares used in computing basic net loss per share of common stock	14,620	13,924	14,423	13,497

Shares used in computing diluted net loss per share of common stock	14,620	13,924	14,423	13,497

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,726)	$(3,719)
Adjustments to reconcile net loss to net cash used in operating activities, excluding the impact of acquisitions:
Depreciation and amortization	1,893	2,384
Share-based compensation expense	346	889
Deferred income taxes	—	(2,758)
Change in fair value of contingent earnout consideration	—	(252)
Accretion of contingent earnout consideration	—	295
Changes in operating accounts, net of acquisition:
Accounts receivable	(4,067)	5
Prepaid expenses and other current assets	(912)	45
Accounts payable	818	(181)
Accrued liabilities and other liabilities	(285)	(2,744)
Deferred revenue	611	246

Net cash used in operating activities	(7,322)	(5,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(190)	(116)

Net cash used in investing activities	(190)	(116)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from employee stock plans and stock option exercises	2,552	4,100
Purchase of treasury stock	(948)	—
Payment of contingent earnout consideration	—	(5,189)

Net cash provided by (used in) financing activities	1,604	(1,089)

Effects of exchange rates on cash	(46)	98

Net decrease in cash, cash equivalents and restricted cash	(5,954)	(6,897)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,398	19,693

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$9,444	$12,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$110	$409

Issuance of restricted stock awards	$—	$108

See notes to the unaudited condensed consolidated financial statements.

EDGEWATER TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

On November 1, 2018 (the “Effective Date”), 9374-8572 Delaware Inc., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Alithya Group inc., a newly-formed Québec corporation (“New Alithya”), merged with and into Edgewater Technology, Inc., a Delaware corporation (“Edgewater”), with Edgewater surviving as a wholly-owned subsidiary of New Alithya (the “Merger”). The Merger was effected pursuant to the Arrangement Agreement, dated as of March 15, 2018, as amended by Amendment No. 1 thereto dated as of September 10, 2018 and Amendment No. 2 thereto dated as of October 17, 2018 (as so amended, the “Arrangement Agreement”), among Alithya Group Inc., a Québec corporation (“Alithya”), New Alithya, Merger Sub and Edgewater. On the Effective Date, each of Alithya and Edgewater became a wholly-owned subsidiary of New Alithya in accordance with the Arrangement Agreement and an arrangement approved by Superior Court of Québec (the “Arrangement”) and Edgewater was renamed “Alithya USA, Inc.”

Pursuant to the terms of the Arrangement Agreement, upon the completion of the Merger, each issued and outstanding share of common stock, U.S.$0.01 par value per share, of Edgewater (“Edgewater Common Stock”) was converted into the right to receive 1.1918 fully-paid and nonassessable shares of New Alithya Class A subordinate voting stock, no par value (“New Alithya Subordinate Voting Shares”), rounded up to the nearest whole New Alithya Subordinate Voting Share. In addition, on October 19, 2018, the Edgewater Board of Directors declared a special cash dividend in the amount of U.S.$1.15 per share of Edgewater Common Stock payable on or around November 9, 2018 to Edgewater’s stockholders of record at the close of business on October 31, 2018. Due to the contingent nature of the Edgewater special cash dividend, Edgewater Common Stock traded with “due bills” representing an assignment of the right to receive the special cash dividend during the period from October 30, 2018 until the close of trading on November 1, 2018. Edgewater stockholders who sold their shares through NASDAQ on or after October 30, 2018 until the closing of trading on November 1, 2018 also sold their entitlement to the special cash dividend to the respective purchasers of shares.

On the Effective Date, each common share, no par value (“Alithya Common Shares”), of Alithya and each multiple voting common share, no par value (“Alithya Multiple Voting Shares” and, together with Alithya Common Shares, “Alithya Shares”), of Alithya then issued and outstanding were cancelled and automatically converted into the right to receive one newly issued New Alithya Subordinate Voting Share and one newly issued Class B multiple voting share, no par value (“New Alithya Multiple Voting Shares” and, together with New Alithya Subordinate Voting Shares, “New Alithya Shares”), of New Alithya, respectively. On the Effective Date, the former stockholders of Edgewater and the former shareholders of Alithya were issued approximately 40% and 60% of the total number New Alithya Shares on a fully-diluted basis, respectively (excluding the New Alithya Subordinate Voting Shares issued to investors in Alithya’s private placement that closed on October 30, 2018). However, because New Alithya Multiple Voting Shares were issued only to those former Alithya shareholders which previously held Alithya Multiple Voting Shares, the former stockholders of Edgewater and the former shareholders of Alithya received on the Effective Date approximately 16% and 84% of the total voting power of the total New Alithya Shares then issued, respectively (excluding the New Alithya Subordinate Voting Shares issued to investors in Alithya’s private placement that closed on October 30, 2018).

The issuance of New Alithya Subordinate Voting Shares in connection with the Arrangement was registered under the Securities Act of 1933, as amended, pursuant to New Alithya’s registration statement on Form F-4 (File No. 333-227310) filed with the Securities and Exchange Commission (the “SEC”) and declared effective on September 27, 2018. The prospectus/proxy statement dated September 28, 2018 (the “Prospectus/Proxy Statement”) and the supplement thereto dated October 23, 2018 (the “Supplement”), as filed under the Registration Statement, contains additional information about the Merger and the Arrangement.

The New Alithya Subordinate Voting Shares have been approved for listing, on the Nasdaq Capital Market and on the Toronto Stock Exchange under the symbol “ALYA”. The trading of the New Alithya Subordinate Voting Shares commenced on the Nasdaq Capital Market and the Toronto Stock Exchange on November 2, 2018.

In connection with the completion of the Arrangement, New Alithya received binding agreements from certain former Edgewater stockholders and Alithya shareholders not to sell their New Alithya Subordinate Voting Shares or New Alithya Multiple Voting Shares for a minimum period of 12 months following the Effective Date, without receiving New Alithya’s prior written consent. Those former Edgewater stockholders and Alithya shareholders included Ancora Advisors, LLC (which prior to the Effective Date owned approximately 10.2% of the total outstanding Edgewater Common Stock), the directors and officers of Alithya and Edgewater remaining with the post-closing operations of New Alithya, Alithya shareholders receiving more than 5% of all of the issued and outstanding New Alithya Shares taken as a whole, at closing, and certain other employees or other persons mutually agreed upon between Alithya and Edgewater.

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

The results of operations for the three- and nine-months ended September 30, 2018 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees.

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

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under our proportional performance method for our fixed fee arrangements. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 was $2.8 million and is expected to be recognized within the next twelve months. For time and expense arrangements, the Company has elected the practical expedient not to disclose transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations for which we recognize revenue in accordance with paragraph 606-10-55-18. Revenue from these performance obligations is expected to be recognized within the next twelve months.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before the performance of a support contract, billings in advance of service performed in connection with a fixed price arrangement, or occasional pre-billing of services to be performed under a time and materials contract. The contract liability balance was $2.8 million and $2.1 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following tables further depict the disaggregation of revenue for the three- and nine-month periods ended September 30, 2018. The information included in the disaggregation of revenue tables below have been presented in accordance with the standards set forth in ASC 606 for the three- and nine-month periods ended September 30, 2018.

Three-Months Ended September 30, 2018
	Service (1)	Software	Total
Revenue by Reporting Unit:
ERP	$11,933	$1,059	$12,992
EPM	12,001	(8)	11,993
Classic Consulting	357	(7)	350

Consolidated revenue	$24,291	$1,044	$25,335

Revenue by Contract Type:
Time and materials	20,280	—	20,280
Fixed price	1,675	—	1,675
Retainer	1,000	—	1,000
Software	—	1,044	1,044
Expense	1,336	—	1,336

Consolidated revenue	$24,291	$1,044	$25,335

Revenue Recognition
Point in time	—	1,044	1,044
Over time	24,291	—	24,291

Consolidated revenue	$24,291	$1,044	$25,335

Nine-Months Ended September 30, 2018
	Service (1)	Software	Total
Revenue by Reporting Unit:
ERP	$35,077	$4,420	$39,497
EPM	35,086	(16)	35,070
Classic Consulting	2,305	(74)	2,231

Consolidated revenue	$72,468	$4,330	$76,798

Revenue by Contract Type:
Time and materials	59,389	—	59,389
Fixed price	5,465	—	5,465
Retainer	3,481	—	3,481
Software	—	4,330	4,330
Expense	4,133	—	4,133

Consolidated revenue	$72,468	$4,330	$76,798

Revenue Recognition
Point in time	—	4,330	4,330
Over time	72,468	—	72,468

Consolidated revenue	$72,468	$4,330	$76,798

(1)	Service revenue includes both service and the corresponding reimbursable expense revenue.

Adoption of the new revenue recognition standard did not have a meaningful impact on the Company’s consolidated balance sheet. The Company has not made any significant changes to the outstanding contracts. The Company has not changed the method of recording or presenting accounts receivable or deferred revenue. The Company did not incur or capitalize any amounts in connection with the cost to obtain customer contracts nor did the Company record any contract assets in connection with our contracts with customers. During the three- and nine-month periods ended September 30, 2018, the Company recognized $925 thousand and $2.3 million of service revenue that was recorded and presented as deferred revenue in prior periods.

The Company, under the standards set forth in ASC 606 has presented software revenue on a net basis for the three- and nine-month period ended September 30, 2018. This represents a change from the presentation basis on the previous revenue recognition guidance. There have been no meaningful changes to the structure of the software contracts during the current quarter, however the assessment of gross versus net now relies heavily on the concept of control and therefore the Company has concluded that net presentation is appropriate.

The table below presents software revenue in accordance with ASC 605 for the three- and nine-month periods ended September 30, 2018. No other financials statement line items were affected by the adoption of ASC 606.

Comparable Software Revenue:	Three- month period ended September 30, 2018
Software Revenue	$2,346
Software Expense	1,302

Software Gross Margin	$1,044

Comparable Software Revenue:	Nine- month period ended September 30, 2018
Software Revenue	$9,310
Software Expense	4,980

Software Gross Margin	$4,330

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

Share-based compensation expense under all of the Company’s share-based plans was $57 thousand and $346 thousand for the three- and nine-month periods ended September 30, 2018, respectively. Share-based compensation expense under all of the Company’s share-based plans was $219 thousand and $889 thousand for the three- and nine-month periods ended September 30, 2017, respectively.

Cash received from the employee stock purchase plan (“ESPP”) and through stock option exercises was $205 thousand and $2.6 million during the three- and nine-month periods ended September 30, 2018, respectively. Cash received from ESPP and stock option exercises was $313 thousand and $4.1 million during the three- and nine-month periods ended September 30, 2017, respectively.

As of September 30, 2018, unrecognized compensation expense, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $127 thousand and is expected to be recognized over a weighted-average period of 1.3 years.

The Company intends to use previously purchased treasury shares for shares issued for options, restricted share awards and ESPP purchases. Shares may also be issued from authorized but unissued share reserves.

5.	INCOME TAXES:

The Company recorded a tax provision of $20 thousand and a tax benefit of $(528) thousand for the three-month periods ended September 30, 2018 and 2017, respectively. The Company recorded tax provisions of $227 thousand and $(2.0) million for the nine-month periods ended September 30, 2018 and 2017, respectively. The reported tax (benefit) provision for the three-month periods ended September 30, 2018 and 2017, are based upon estimated quarterly effective tax rates of (1.5)% and (75.4)%, respectively. The effective tax rate, in the three-month period ended September 30, 2018, reflected our foreign income tax provisions. The effective tax rate, in the three-month period ended September 30, 2017, reflected our combined Federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill. The reported tax provisions for the nine-month periods ended September 30, 2018 and 2017, are based upon estimated quarterly effective tax rates of (4.1)% and (34.9)%, respectively. The effective tax rate, in the nine-month period ended September 30, 2018, reflected our foreign income tax provisions. The effective tax rate, in the three-month period ended September 30, 2017, reflected our combined Federal and state income tax rates, foreign income tax provisions and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

When assessing all available evidence, we consider the extent to which we have generated pre-tax income or losses over the most recent three-year period to be an important piece of objective evidence. As of September 30, 2018, and December 31, 2017, the recorded deferred tax asset valuation allowance balance was $23.0 million and $21.7 million, respectively.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods. No such amounts were recognized in the three- or nine-month periods ended September 30, 2018 or 2017. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2019. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company adopted the Accounting Standards Update related to stock-based compensation during the nine-month period ended September 30, 2017. This adoption had an impact on the tax treatment for stock option exercises during the nine-months ended September 30, 2017 (as well as a cumulative adjustment for prior period activity). In connection with the adoption of this standard, all excess tax benefits and tax deficiencies will be recognized in the statement of comprehensive income in the period in which they occur. The Company recognized $306 thousand and $786 thousand of tax expense related to stock option exercises in the nine-month periods ended September 30, 2018 and 2017, respectively, however, because the Company is in a full valuation allowance position, no benefit was taken in the consolidated financial statements. During the nine-month period ended September 30, 2017, the Company recorded a $1.4 million cumulative adjustment to retained earnings to present the impact of prior period activity in accordance with the adopted standard.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21% , implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of September 30, 2018, we have not completed our accounting for the tax effects of the TCJA nor have we recorded any adjustments during the quarter ended September 30, 2018. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the one year measurement period guidance outlined in Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. Subsequent to September 30, 2018, the Company completed the accounting for the tax effects of the TCJA and no changes to prior amounts were recorded.

6.	GOODWILL AND INTANGIBLE ASSETS:

There have been no changes to the Company’s goodwill balance during 2018. Our annual goodwill and intangible assets measurement date is December 2. The Company continuously evaluates for any triggering events and no such events have occurred during the three- or nine-month periods ended September 30, 2018.

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $561 thousand and $1.7 million during the three- and nine-month periods ended September 30, 2018, respectively. Amortization expense was $699 thousand and $2.1 million during the three- and nine-month periods ended September 30, 2017, respectively. This amortization expense relates to certain non-competition covenants and customer lists, which expire at various times through 2021.

Estimated annual amortization expense of our intangible assets (including amortization expense associated with capitalized software costs) for the current year and the following five years ending December 31, is as follows:

Amortization Expense
(In Thousands)
2018	$2,240
2019	$1,713
2020	$1,057
2021 and beyond	$565

7.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued liabilities as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(In Thousands)
Accrued bonuses	$3,006	$5,590
Accrued payroll related liabilities	1,531	3,277
Accrued vacation	2,818	2,497
Accrued commissions	1,047	825
Accrued software expense	545	675
Accrued contractor fees	581	346
Accrued professional service fees	3,227	341
Deferred rent	50	64
Income tax related accruals	331	189
Other accrued expenses	1,308	1,180

Total	$14,444	$14,984

8.	NET LOSS PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
Basic net loss per share:
Net loss applicable to common shares	$(1,306)	$(172)	$(5,726)	$(3,719)

Weighted average common shares outstanding	14,620	13,924	14,423	13,497

Basic net loss per share of common stock	$(0.09)	$(0.01)	$(0.40)	$(0.28)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
Diluted net loss per share:
Net loss applicable to common shares	$(1,306)	$(172)	$(5,726)	$(3,719)

Weighted average common shares outstanding	14,620	13,924	14,423	13,497
Dilutive effects of stock options	—	—	—	—

Weighted average common shares, assuming dilutive effect of stock options	14,620	13,924	14,423	13,497

Diluted net loss per share of common stock	$(0.09)	$(0.01)	$(0.40)	$(0.28)

Share-based awards, inclusive of all grants made under the Company’s equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 465 thousand shares and 465 thousand shares in the three- and nine-month periods ended September 30, 2018, respectively. Had such shares been included, shares for the diluted computation would have increased by approximately 542 thousand shares and 148 thousand shares in the three- and nine-month periods ended September 30, 2017, respectively. As of September 30, 2018 and 2017, there were approximately 766 thousand and 1.8 million share-based awards outstanding, respectively, under the Company’s equity plans. Options to purchase 79 thousand and 534 thousand shares of common stock that were outstanding during the three months ended September 30, 2018 and September 30, 2017, respectively, were not included in the computation of diluted net loss per share due to the reported periodic loss. Options to purchase 118 thousand and 760 thousand shares of common stock that were outstanding during the nine months ended September 30, 2018 and September 30, 2017, respectively, were not included in the computation of diluted net loss per share due to the reported periodic loss.

9.	STOCK REPURCHASE PROGRAM:

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and expired on September 21, 2018.

The timing and amount of the purchases was dependent upon market conditions, securities law considerations and other factors. The Stock Repurchase Program did not obligate the Company to acquire a specific number of shares in any period and could have been modified, suspended, extended or discontinued at any time, without prior notice.

The Company repurchased 151 thousand shares at an aggregate price of $948 thousand during the nine-month period ended September 30, 2018. The Company did not repurchase any shares of common stock during the three-month period ended September 30, 2018 or the three- and nine-month periods ended September 30, 2017.

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

In October 2018, the Company entered into an amendment, which amended certain terms of the Credit Facility. The amendment waived the restrictions on change of control of Edgewater in the Loan Agreement to the extent required to permit the acquisition of all of the outstanding stock of Edgewater by New Alithya.

The amendment modified certain provisions of the Credit Facility, including, among other things, (i) the right of Edgewater obtain up to $7.0 million of additional Revolving Advances provided that all such additional Revolving Advances shall be deposited into the blocked deposit account maintained by Edgewater at Citizens, (ii) Edgewater’s agreement that all funds held in such blocked account (including the $5.0 million of funds now held in such blocked account) will constitute cash collateral for all obligations of Edgewater to Citizens under the Loan Agreement, and (iii) Edgewater’s right to withdraw the funds in the blocked account will be contingent on the repayment in full of all obligations then outstanding under the Loan Agreement.

The Company had drawn down $5.0 million of this balance as of September 30, 2018. Subsequent to September 30, 2018, the Company drew down the additional $7.0 million allowed under the Credit Facility. The Company was not in compliance with one of its loan covenants as of September 30, 2018, however, the full $12.0 million was paid off and the Credit Facility closed in November 2018.

11.	RESTRICTED CASH:

In May 2018, the Company entered into a minimum cash balance agreement in connection with the existing Credit Facility (see Note 10). The Company has presented $5.0 million as restricted cash as of September 30, 2018 as this cash has been specifically restricted to serve as collateral for the Company’s outstanding balance under the Credit Facility agreement. No such amounts were restricted as of December 31, 2017.

12.	GEOGRAPHIC INFORMATION

Total revenue to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$23,296	$24,488	$68,615	$76,842
Canada	1,468	2,218	5,425	7,365
Other International	571	655	2,758	2,589

Total revenue	$25,335	$27,361	$76,798	$86,796

Substantially all of the Company’s long-lived assets are located within the United States.

13.	SEGMENT INFORMATION

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

Segment information for the three-month periods ended September 30, 2018 and 2017 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
September 30, 2018
Total revenue	$11,993	$12,992	$350	$—	$25,335
Operating income (loss)	$896	$2,067	$10	$(4,191)	$(1,218)
Depreciation and amortization expense	$446	$171	$—	$10	$627
September 30, 2017
Total revenue	$12,273	$12,927	$2,161	$—	$27,361
Operating income (loss)	$166	$1,599	$(471)	$(2,027)	$(733)
Depreciation and amortization expense	$559	$200	$—	$25	$784

Segment information for the nine-month periods ended September 30, 2018 and 2017 were as follows:

	EPM	ERP	Classic Consulting	Corporate	Consolidated
	(In Thousands)
September 30, 2018
Total revenue	$35,070	$39,497	$2,231	$—	$76,798
Operating income (loss)	$194	$5,731	$(760)	$(10,423)	$(5,258)
Depreciation and amortization expense	$1,342	$514	$—	$37	$1,893
September 30, 2017
Total revenue	$39,271	$38,881	$8,644	$—	$86,796
Operating income (loss)	$1,689	$5,138	$(404)	$(11,938)	$(5,515)
Depreciation and amortization expense	$1,682	$598	$—	$104	$2,384

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric provided to the Company’s chief operating decision maker.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere herein. We use the terms “we,” “our,” “us,” “Edgewater” and “the Company” in this report to refer to Alithya USA, Inc., as successor by merger to Edgewater Technology, Inc. and its wholly-owned subsidiaries.

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

On November 1, 2018 (the “Effective Date”), 9374-8572 Delaware Inc., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Alithya Group inc., a newly-formed Québec corporation (“New Alithya”), merged with and into Edgewater Technology, Inc., a Delaware corporation (“Edgewater”), with Edgewater surviving as a wholly-owned subsidiary of New Alithya (the “Merger”). The Merger was effected pursuant to the Arrangement Agreement, dated as of March 15, 2018, as amended by Amendment No. 1 thereto dated as of September 10, 2018 and Amendment No. 2 thereto dated as of October 17, 2018 (as so amended, the “Arrangement Agreement”), among Alithya Group Inc., a Québec corporation (“Alithya”), New Alithya, Merger Sub and Edgewater. On the Effective Date, each of Alithya and Edgewater became a wholly-owned subsidiary of New Alithya in accordance with the Arrangement Agreement and an arrangement approved by Superior Court of Québec (the “Arrangement”) and Edgewater was renamed “Alithya USA, Inc.”

Pursuant to the terms of the Arrangement Agreement, upon the completion of the Merger, each issued and outstanding share of common stock, U.S.$0.01 par value per share, of Edgewater (“Edgewater Common Stock”) was converted into the right to receive 1.1918 fully-paid and nonassessable shares of New Alithya Class A subordinate voting stock, no par value (“New Alithya Subordinate Voting Shares”), rounded up to the nearest whole New Alithya Subordinate Voting Share. In addition, on October 19, 2018, the Edgewater Board of Directors declared a special cash dividend in the amount of U.S.$1.15 per share of Edgewater Common Stock payable on or around November 9, 2018 to Edgewater’s stockholders of record at the close of business on October 31, 2018. Due to the contingent nature of the Edgewater special cash dividend, Edgewater Common Stock traded with “due bills” representing an assignment of the right to receive the special cash dividend during the period from October 30, 2018 until the close of trading on November 1, 2018. Edgewater stockholders who sold their shares through NASDAQ on or after October 30, 2018 until the closing of trading on November 1, 2018 also sold their entitlement to the special cash dividend to the respective purchasers of shares.

On the Effective Date, each common share, no par value (“Alithya Common Shares”), of Alithya and each multiple voting common share, no par value (“Alithya Multiple Voting Shares” and, together with Alithya Common Shares, “Alithya Shares”), of Alithya then issued and outstanding were cancelled and automatically converted into the right to receive one newly issued New Alithya Subordinate Voting Share and one newly issued Class B multiple voting share, no par value (“New Alithya Multiple Voting Shares” and, together with New Alithya Subordinate Voting Shares, “New Alithya Shares”), of New Alithya, respectively. On the Effective Date, the former stockholders of Edgewater and the former shareholders of Alithya were issued approximately 40% and 60% of the total number New Alithya Shares on a fully-diluted basis, respectively (excluding the New Alithya Subordinate Voting Shares issued to investors in Alithya’s private placement that closed on October 30, 2018). However, because New Alithya Multiple Voting Shares were issued only to those former Alithya shareholders which previously held Alithya Multiple Voting Shares, the former stockholders of Edgewater and the former shareholders of Alithya received on the Effective Date approximately 16% and 84% of the total voting power of the total New Alithya Shares then issued, respectively (excluding the New Alithya Subordinate Voting Shares issued to investors in Alithya’s private placement that closed on October 30, 2018).

The issuance of New Alithya Subordinate Voting Shares in connection with the Arrangement was registered under the Securities Act of 1933, as amended, pursuant to New Alithya’s registration statement on Form F-4 (File No. 333-227310) filed with the Securities and Exchange Commission (the “SEC”) and declared effective on September 27, 2018. The prospectus/proxy statement dated September 28, 2018 (the “Prospectus/Proxy Statement”) and the supplement thereto dated October 23, 2018 (the “Supplement”), as filed under the Registration Statement, contains additional information about the Merger and the Arrangement.

The New Alithya Subordinate Voting Shares have been approved for listing, on the Nasdaq Capital Market and the Toronto Stock Exchange under the symbol “ALYA”. The trading of the New Alithya Subordinate Voting Shares commenced on the Nasdaq Capital Market and the Toronto Stock Exchange on November 2, 2018.

In connection with the completion of the Arrangement, New Alithya received binding agreements from certain former Edgewater stockholders and Alithya shareholders not to sell their New Alithya Subordinate Voting Shares or New Alithya Multiple Voting Shares for a minimum period of 12 months following the Effective Date, without receiving New Alithya’s prior written consent. Those former Edgewater stockholders and Alithya shareholders included Ancora Advisors, LLC (which prior to the Effective Date owned approximately 10.2% of the total outstanding Edgewater Common Stock), the directors and officers of Alithya and Edgewater remaining with the post-closing operations of New Alithya, Alithya shareholders receiving more than 5% of all of the issued and outstanding New Alithya Shares taken as a whole, at closing, and certain other employees or other persons mutually agreed upon between Alithya and Edgewater.

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

Factors Influencing Our Results of Operations

Revenue. The Company derives its service revenue from time and materials-based contracts, fixed-price contracts and retainer-based arrangements. Time and materials-based contracts represented 88.3% and 86.9% of service revenue for the three- and nine-month periods ended September 30, 2018, respectively. Time and materials-based contracts represented 82.9% and 83.9% of service revenue for the three- and nine-month periods ended September 30, 2017. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 7.3% and 8.0% of service revenue for the three- and nine-month periods ended September 30, 2018. Fixed-price contracts represented 11.5% and 9.6% of service revenue for the three- and nine-month periods ended September 30, 2017. Revenue pursuant to fixed-price contracts is recognized over time based on the proportional performance (using a hours-based input method) related to individual performance obligations within each arrangement. Retainer-based contracts represented 4.4% and 5.1% of service revenue during the three- and nine-month periods ended September 30, 2018. Retainer-based contracts represented 5.6% and 6.5% of service revenue during the three- and nine-month periods ended September 30, 2017. Revenue under retainer-based contracts is recognized ratably over the contract period, as outlined within the respective contract.

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

Merger related transaction costs. The Company incurred $2.7 million and $4.3 million of merger related acquisition costs related to the Alithya merger transaction in the three- and nine-month periods ended September 30, 2018, respectively. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the merger. No such expenses were incurred in the three- or nine-month periods ended September 30, 2017.

Executive Officer Severance. The Company incurred $3.4 million of expense associated with the termination of two Executive Officers of the Company during the three-month period ended March 31, 2017. During the three-months ended March 31, 2017 the Company terminated without cause the employment of the Chairman, President, and Chief Executive Officer as well as the Executive Vice President and Chief Strategy and Technology Officer. The severance expense associated with these terminations include salary and salary related expenses (including bonus) as well as the expense associated with the acceleration of stock award vesting. The Company also incurred $816 thousand of expense associated with the termination of an Executive Officer of the Company during the three-month period ended September 30, 2017. During the three-month period ended September 30, 2017 the Company terminated without cause the employment of the President of Edgewater-Ranzal. The severance expense associated with this termination includes salary and salary related expenses (including bonus) as well as the expense associated with the acceleration of stock award vesting. No such expense was recognized in the three- or nine-month periods ended September 30, 2018.

Consent solicitation expense. The Company incurred $666 thousand of legal and advisory costs related to the defense of a consent solicitation in the three-month period ended March 31, 2017. No such expenses were incurred in the three-month period ended September 30, 2017 or the three- or nine-month periods ended September 30, 2018.

Adjustments to Fair Value of Contingent Consideration. The Company remeasures the estimated carrying value of contingent consideration each quarter, with any changes (income or expense) in the estimated fair value recorded as an operating expense. During the three-month period ended September 30, 2017 the Company recorded a decrease to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $(856) thousand. This adjustment was related to the finalization of the Branchbird earnout calculation. During the three-month period ended March 31, 2017 the Company recorded an increase to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $604 thousand. This adjustment was related to the finalization of the M2 Dynamics and Zero2Ten earnout calculations. During the three-month period ended June 30, 2016 the Company recorded a decrease to the fair value of contingent earnout consideration (recorded within selling, general and administrative expense) of $(928) thousand. This adjustment was related to the change in forecasted performance of M2 Dynamics, Zero2Ten and Branchbird. Accretion of the contingent earnout liability is classified as other expense on the consolidated statements of comprehensive (loss) income. As of September 30, 2017, the Company has no ongoing contingent earnout obligations and no accrued balances. As of December 31, 2016, the Company had $8.1 million accrued in connection with the contingent earnout obligations associated with the Zero2Ten, Branchbird, and M2 Dynamics Acquisitions. As of September 30, 2018 and December 31, 2017, the Company had no remaining obligations under any contingent earnout consideration agreements.

Contract termination expense. In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Company Performance Measurement Systems and Metrics. The Company’s management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis. For example, we regularly review performance information related to annualized revenue per billable consultant, periodic consultant utilization rates, gross profit margins, average bill rates and billable employee headcount. Edgewater has also developed internal Enterprise Performance Management systems which aid us in measuring our operating performance and consultant utilization rates. The matching of sales opportunities to available skill sets in our consultant base is one of our greatest challenges and therefore, we monitor consultant utilization closely. These metrics, along with other operating and financial performance metrics, are used in evaluating management’s overall performance. These metrics and indicators are discussed in more detail under “Results for the Three and Nine Months Ended September 30, 2018, Compared to Results for the Three and Nine Months Ended September 30, 2017,” included elsewhere in this Quarterly Report on Form  10-Q.

Results for the Three and Nine Months Ended September 30, 2018, Compared to Results for the Three and Nine Months Ended September 30, 2017

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

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Service revenue	90.6%	86.1%	89.0%	84.2%
Software revenue	4.1%	8.7%	5.6%	10.8%
Reimbursable expenses	5.3%	5.2%	5.4%	5.0%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Project and personnel costs	54.4%	51.8%	57.9%	52.4%
Software costs	—%	5.3%	—%	5.9%
Reimbursable expenses	5.3%	5.2%	5.4%	5.0%

Total cost of revenue	59.7%	62.3%	63.3%	63.3%

Gross profit	40.3%	37.7%	36.7%	36.7%
Operating expenses:
Selling, general and administrative	31.8%	37.6%	35.3%	33.7%
Merger related transaction costs	10.8%	—%	5.7%	—%
Executive officer severance	—%	3.0%	—%	4.8%
Contract termination expense	—%	—%	—%	1.3%
Consent solicitation expense	—%	—%	—%	0.8%
Change in fair value of contingent earnout consideration	—%	(3.1)%	—%	(0.3)%
Depreciation and amortization	2.5%	2.9%	2.5%	2.7%

Total operating expenses	45.1%	40.4%	43.5%	43.0%

Operating income (loss)	(4.8)%	(2.7)%	(6.8)%	(6.3)%
Other expense, net	0.3%	(0.1)%	0.3%	0.3%

Income (loss) before income taxes	(5.1)%	(2.6)%	(7.1)%	(6.6)%
Income tax provision (benefit)	0.1%	(1.9)%	0.4%	(2.3)%

Net loss	(5.2)%	(0.7)%	(7.5)%	(4.3)%

Revenue. Total revenue decreased by $(2.0) million, or (7.4)%, to $25.3 million during the three-month period ended September 30, 2018, compared to total revenue of $27.4 million in the three-month period ended September 30, 2017. Total revenue decreased by $(10.0) million, or (11.5)%, to $76.8 million during the nine-month period ended September 30, 2018, compared to total revenue of $86.8 million in the nine-month period ended September 30, 2017. Service revenue decreased by $(607) thousand, or (2.6)%, to $23.0 million during the three-month period ended September 30, 2018, compared to service revenue of $23.6 million in the three-month period ended September 30, 2017. Service revenue decreased by $(4.8) million, or (6.6)%, to $68.3 million during the nine-month period ended September 30, 2018, compared to service revenue of $73.1 million in the nine-month period ended September 30, 2017.

Our ability to close project deals and generate service revenue has been impacted by the Alithya merger transaction. We have experienced delays in the signing of certain engagements particularly within our EPM business. While our 2015 acquisitions of M2 Dynamics, Branchbird and Zero2Ten have strengthened the Company’s cloud-based offerings in both the EPM and ERP markets, we are still experiencing delays in customer purchasing. The transition to cloud-based offerings is further along within our ERP customer base (with this practice showing year over year quarterly and year-to-date growth). While the transition to cloud is further along in the ERP business, we are starting to gain traction in the EPM business and we are gaining traction in our cloud based offerings.

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

Billable consultant utilization increased to 76.9% and 73.6% in the three- and nine-month periods ended September 30, 2018 compared to 71.3% and 73.1% in the three- and nine-month periods ended September 30, 2017. Billable consultant utilization has increased and the billable headcount base has decreased by 54, to 282 (excluding contractors) compared to 336 (excluding contractors) at September 30, 2017.

On a sequential quarterly basis, service revenue remained relatively consistent (despite one fewer billing day). While the industry continues to experience a temporary disruption in the marketplace as our customer base considers the adoption of cloud based solutions, our increasing utilization rates support our position that we are uniquely positioned to serve customers in both the cloud based as well as on premise solutions.

Annualized service revenue per billable consultant, as adjusted for utilization, was $362 thousand and $367 thousand during the three-month periods ended September 30, 2018 and 2017, respectively. Annualized service revenue per billable consultant, as adjusted for utilization, was $367 thousand and $368 thousand during the nine-month periods ended September 30, 2018 and 2017, respectively. The periodic fluctuations in our annualized service revenue per billable consultant metric continue to reflect the changes in the mix of our service offering revenue generated by our current engagements.

During the three- and nine-month periods ended September 30, 2018, software revenue totaled $1.0 million and $4.3 million, or 4.1% and 5.6% of total revenue, respectively, compared to software revenue of $2.4 million and $9.3 million, or 8.7% and 10.8%, respectively, in the three- and nine-month periods ended September 30, 2017. Our software revenue is primarily related to our resale of Microsoft Dynamics software, cloud-based licenses and maintenance. Software revenue is expected to fluctuate on a period-to-period basis dependent upon our customers’ demand for such third-party off-the-shelf software. We anticipate that software revenue will continue to represent a meaningful portion of revenues in future years. Because of this, we believe that periodic fluctuations in the amount of software revenue recognized by the Company may have a material impact upon our gross margins.

Generally, we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expense revenue was $1.3 million and $1.4 million for the three-month periods ended September 30, 2018 and 2017, respectively. Reimbursed expense revenue was $4.1 million and $4.3 million for each of the nine-month periods ended September 30, 2018 and 2017, respectively. The aggregate amount of reimbursed expenses will fluctuate from period-to-period depending on the number of billable consultants as well the location of our customers, the general fluctuation of travel costs, such as airfare, and the number of our projects that require travel.

The number of customers the Company served during the nine-month period ended September 30, 2018 totaled 558, as compared to 570 customers during the nine-month period ended September 30, 2017. During the first nine months of 2018, we secured first-time engagements with a total of 83 new customers, compared to 78 new customer engagements during the first nine months of 2017.

Cost of Revenue. Cost of revenue primarily consists of project personnel costs principally related to salaries, payroll taxes, employee benefits, software costs and travel expenses for personnel dedicated to customer projects. These costs represent the most significant expense we incur in providing our services. In total, cost of revenue decreased by $(1.9) million, or (11.2)%, to $15.1 million for the three-month period ended September 30, 2018, compared to $17.0 million in the comparative 2017 quarterly period. Cost of revenue decreased by $(6.4) million, or (11.6)%, to $48.6 million during the year-to-date period ended September 30, 2018 compared to $55.0 million in the comparative 2017 year-to-date period.

The primary drivers of the 2018 year-over-year decrease in total cost of revenue during the three- and nine-month periods ended September 30, 2018, on an absolute dollar basis, were related to decreases in salary and salary-related expenses, inclusive of incentive compensation (primarily associated with the decrease in billable consultant headcount). The Company maintained 282 billable consultants (excluding contractors) as of the quarter ended September 30, 2018, compared to 336 billable consultants (excluding contractors) at the end of the third quarter of 2017.

Project and personnel costs represented 54.4% and 57.9% of total revenue during the three- and nine-month periods ended September 30, 2018, respectively, as compared to 51.8% and 52.4% of total revenue during the three- and nine-month periods ended September 30, 2017, respectively.

The increase in project and personnel costs for both the three- and nine-month periods ended September 30, 2018, as a percentage of total revenue, is the result of an increased reliance on third party contractors (which was necessary with the reductions in full time billable employees).

Reimbursable expenses were $1.3 million and $4.1 million for the three- and nine-month periods ended September 30, 2018, respectively, compared to $1.4 million and $4.3 million in the comparative periods of 2017, respectively.

Gross Profit. During the three-month period ended September 30, 2018, total gross profit decreased $(123) thousand, or (1.2)%, to $10.2 million compared to gross profit of $10.3 million in the three-month period ended September 30, 2017. During the nine-month period ended September 30, 2018, total gross profit decreased $(3.6) million, or (11.5)%, to $28.2 million compared to total gross profit of $31.8 million in the nine-month period ended September 30, 2017. For purposes of further analysis, we refer to gross profit as a percentage of revenue generally as gross margin.

Total gross margin, as a percentage of total revenue, increased to 40.3% in the third quarter of 2018, compared to 37.7% in the third quarter of 2017. Total gross margin remained consistent at 36.7% in the nine-month period ended September 30, 2018, compared to 36.7% in the comparative 2017 year-to-date period. The year-over-year quarterly increase in total gross margin percentage was primarily the result of increased billable consultant utilization (partially offset by the decrease in billable headcount).

Service revenue gross margins were 39.8% in the third quarter of 2018, compared to 39.8% in the third quarter of 2017. Service revenue gross margins were 34.9% in the nine-month period ended September 30, 2018, compared to 37.7% in the comparative 2017 year-to-date period. The decrease in service gross margin for the three- and nine-month periods ended September 30, 2018 are directly related to the decreases in billable consultant utilization and billable headcount.

We anticipate that software revenue will continue to be a meaningful part of our revenue in future periods. Additionally, our future gross margins may continue to be influenced by the timing of the recognition of our software revenue.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of total revenue, SG&A expenses were 31.8% and 35.3% during the three- and nine-month periods ended September 30, 2018, respectively, compared to 37.6% and 33.7% in the three- and nine-month periods of 2017, respectively. On an absolute dollar-basis, SG&A expenses decreased by $(2.3) million, or (22.0)%, and decreased by $(2.0) million, or (7.0)%, to $8.1 million and $27.3 million in the three- and nine-month periods ended September 30, 2018, respectively, compared to SG&A expenses of $10.3 million and $29.2 million in the three- and nine-month periods ended September 30, 2017, respectively.

Selling, general and administrative expense decreased, during the three-month period ended September 30, 2018 as a result of overhead related expenses (primarily in the form of marketing and selling expense). Selling, general and administrative expenses remained essentially flat during the nine-month period ended September 30, 2018 as the overhead related decreases were offset by increases related to salary and salary-related expenses.

Merger related transaction costs. The Company incurred $2.7 million and $4.3 million of merger related acquisition costs related to the Alithya merger transaction in the three- and nine month periods ended September 30, 2018, respectively. Incurred expenses included investment banking fees, legal fees, accounting and other professional fees directly associated with completion of the merger. No such expenses were incurred in the three- or nine-month periods ended September 30, 2017.

Executive Officer Severance. During the three-month period ended March 31, 2017, the Company terminated the employment of the former Chairman, President, and Chief Executive Officer and the former Chief Strategy and Technology Officer. In connection with these terminations, the Company incurred $3.4 million of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. Also, during the three-month period ended September 30, 2017, the Company terminated the employment of the former President of Edgewater-Ranzal. In connection with this termination, the Company incurred $816 thousand of severance related expenses. These expenses were associated with contractually agreed upon salary, bonus and acceleration of vesting of stock-based compensation awards. No such expenses were incurred in the three- or nine-month periods ended September 30, 2018.

Contract Termination Expense. In the second quarter of 2017 the Company paid $1.1 million in connection with the termination of a professional services agreement for advisory services initially entered into during our publicly announced strategic alternative process. No further expense will be incurred in connection with this agreement.

Consent Solicitation Expense. During the three-month period ended March 31, 2017, we incurred $666 thousand of legal and advisory expenses in connection with defense against a consent solicitation. No such expenses were incurred in the three-month period ended September 30, 2017 or the three- or nine-month periods ended September 30, 2018, respectively.

Change in Fair Value of Contingent Earnout Consideration. The Company continually examines actual results in comparison to financial metrics utilized in each of our earnout calculations and assesses the carrying value of the contingent earnout consideration. During the three-month period ended September 30, 2017, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of the finalization of the Branchbird earnout) which resulted in the reversal of $(856) thousand of expense. During the three-month period ended March 31, 2017, the Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of higher achievement of financial targets than initially forecasted) which resulted in $604 thousand of expense. The Company had no active contingent earnout arrangements during 2018 and therefore there were no expenses for the three- or nine-month periods ended September 30, 2018.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $(155) thousand, or (19.8)%, to $627 thousand in the quarter ended September 30, 2018 as compared to $782 thousand in the quarter ended September 30, 2017. Similarly, depreciation and amortization expense decreased $(481) thousand, or (20.2)%, to $1.9 million in the nine-month period ended September 30, 2018 compared to $2.4 million in the comparative 2017 year-to-date period.

Amortization expense was $561 thousand and $1.7 million during the three- and nine-month periods ended September 30, 2018, respectively, compared to amortization expense of $700 thousand and $2.1 million in the three- and nine-month periods ended September 30, 2017, respectively. The amortization expense recognized during 2018 and 2017 is primarily the result of the amortization expense associated with the intangible assets identified in connection with the Zero2Ten, Branchbird and M2 Dynamics Acquisitions. The Company recognizes amortization expense over the periods in which it expects to realize the economic benefit.

Depreciation expense was $66 thousand and $213 thousand recorded in the three- and nine-month periods ended September 30, 2018, respectively. Depreciation expense was $82 thousand and $279 thousand recorded in the three- and nine-month periods ended September 30, 2017, respectively.

Operating Income (Loss). Operating loss was $(1.2) million in the third quarter of 2018, compared to operating loss of $(733) thousand in the comparative 2017 quarterly period. Operating loss for the nine-month period ended September 30, 2018 was $(5.3) million, compared to operating loss of $(5.5) million in the comparative 2017 year-to-date period.

The decrease in operating income for the three-month period ended September 30, 2018, compared to September 30, 2017 is primarily driven by the decreased revenue contribution from the EPM unit combined with the increase in professional fees related to the merger. The change in operating loss for the nine-month period ended September 30, 2018, compared to September 30, 2017 is primarily related to the merger related transaction costs.

Other Expense, Net. Other expense, net, totaled $68 thousand and $241 thousand during the three- and nine-month periods ended September 30, 2018, respectively, while other expense, net, totaled $(33) thousand and $200 thousand during the three- and nine-month periods ended September 30, 2017, respectively. Other expense, net for the three- and nine-months ended September 30, 2018 were related to the periodic foreign currency exchange gains and losses. Other expense, net, for the three-months ended September 30, 2017 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Branchbird Acquisition which was offset by periodic foreign currency exchange gains and losses. Other expense, net, for the nine-months ended September 30, 2017 are primarily the result of the accretion of the contingent earnout liability recognized in connection with the Zero2Ten and Branchbird Acquisitions and also includes periodic foreign currency exchange gains and losses.

Income Tax Provision (Benefit). We recorded a provision for income taxes of $20 thousand and a provision of $227 thousand during the three- and nine-month periods ended September 30, 2018, respectively. We recorded a benefit for income taxes of $(528) thousand and a benefit of $(2.0) million during the three- and nine-month periods ended September 30, 2017, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of (1.5)% and (4.1)% during the three- and nine-month periods ended September 30, 2018, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes, of 75.4% and 34.9% during the three- and nine-month periods ended September 30, 2017, respectively.

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

Net Loss. We recorded net loss of $(1.3) million and net loss of $(5.7) million during the three- and nine-month periods ended September 30, 2018, respectively, compared to net loss of $(172) thousand and $(3.7) million during the three- and nine-month periods ended September 30, 2017, respectively. The 2018 third quarter and year-to-date net loss are driven by the decrease service revenue contribution combined with the merger related expenses identified above.

Operating Segments. Total revenue within our EPM operating segment decreased $(280) thousand, or (2.3)%, to $12.0 million in the three-month period ended September 30, 2018 compared to $12.3 million in the three-month period ended September 30, 2017. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment increased by $65 thousand, or 0.5%, to $13.0 million in the three-month period ended September 30, 2018 compared to $12.9 million in the three-month period ended September 30, 2017. The increase in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(1.8) million, or (83.8)%, to $350 thousand in the three-month period ended September 30, 2018 compared to $2.2 million in the three-month period ended September 30, 2017. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Total revenue within our EPM operating segment decreased $(4.2) million, or (10.7)%, to $35.1 million in the nine-month period ended September 30, 2018 compared to $39.3 million in the nine-month period ended September 30, 2017. The decrease in EPM total revenue was driven primarily by the channel disruption associated with the emphasis of cloud-based solutions by channel partners. Total revenue within our ERP operating segment increased by $616 thousand, or 1.6%, to $39.5 million in the nine-month period ended September 30, 2018 compared to $38.9 million in the nine-month period ended September 30, 2017. The increase in ERP revenue was driven primarily by the timing of engagements and the billable hours performed. Total revenue within our Classic Consulting segment decreased $(6.4) million, or (74.2)%, to $2.2 million in the nine-month period ended September 30, 2018 compared to $8.6 million in the nine-month period ended September 30, 2017. The decrease in Classic Consulting was driven principally by the decrease in billable consultant utilization specific to the Classic Consulting segment.

Operating income within our EPM operating segment increased $730 thousand, or 439.8%, to $896 thousand in the three-month period ended September 30, 2018 compared to $166 thousand in the three-month period ended September 30, 2017. The increase in operating income was driven principally by the increase in billable consultant utilization. Operating income within our ERP operating segment increased by $468 thousand, or 29.3%, to $2.1 million in the three-month period ended September 30, 2018 compared to $1.6 million in the three-month period ended September 30, 2017. The increase in operating income was, due in part to the increased revenue contribution noted above. Operating income within our Classic Consulting operating segment increased by $481 thousand, or 102.1%, to $10 thousand in the three-month period ended September 30, 2018 compared to $(471) thousand in the three-month period ended September 30, 2017. The increase in operating income was driven primarily by the decrease in overhead related expenses (specifically within Classic Consulting).

Operating income within our EPM operating segment decreased $(1.5) million, or (88.5)%, to $194 thousand in the nine-month period ended September 30, 2018 compared to $1.7 million in the nine-month period ended September 30, 2017. The decrease in operating income was driven principally by the decrease in total revenue (which was driven by the channel disruption of the transition to cloud-based solutions). Operating income within our ERP operating segment increased by $593 thousand, or 11.5%, to $5.7 million in the nine-month period ended September 30, 2018 compared to $5.1 million in the nine-month period ended September 30, 2017. The increase in operating income was, due in part to the increased revenue contribution noted above. Operating income within our Classic Consulting operating segment decreased by $(356) thousand, or (88.1)%, to $(760) thousand in the nine-month period ended September 30, 2018 compared to $(404) thousand in the nine-month period ended September 30, 2017. The decrease in operating income was driven primarily by the decrease in billable consultant utilization (specifically within Classic Consulting).

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Cash flows (used in) provided by:
Operating activities	$(7,322)	$(5,790)
Investing activities	(190)	(116)
Financing activities	1,604	(1,089)
Effects of exchange rates on cash	(46)	98

Total cash used in the period	$(5,954)	$(6,897)

As of September 30, 2018, we had cash and cash equivalents of $4.4 million, a $(11.0) million decrease from the December 31, 2017 balance of $15.4 million. The primary drivers of the decrease in cash during the nine-month period ended September 31, 2018 are the bonus and commission payments related to the Company’s 2017 performance-based incentive programs, the payment of retention based compensation for key individuals in our EPM and ERP business units, the classification of $5.0 million in restricted cash in connection with our credit agreement and premium payments associated with the renewal of annual insurance policies. The Company partially offset these cash outflows through the recurring collection of customer receivables.

Working capital, which is defined as current assets less current liabilities, decreased to $14.2 million as of September 30, 2018, as compared to $16.8 million as of December 31, 2017.

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

Net cash used in operating activities was $(7.3) million for the nine-month period ended September 30, 2018, as compared to net cash used in operating activities of $(5.8) million for the nine-month period ended September 30, 2017. The primary components of operating cash flows during the first nine months of 2018 were driven by the collection of receivables, offset by the reported net loss, payments of bonus and commissions under our 2017 performance-based and retention-based bonus programs, and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, non-cash charges were primarily driven by depreciation and amortization, stock-based compensation. The primary components of operating cash flows during the first nine months of 2017 were driven by the collection of receivables, offset by the reported net loss, payments of executive officer severance, contingent earnout consideration, bonus and commissions under our 2016 performance-based bonus programs, contract termination fees and the timing of payments related to annual insurance-related premiums and third-party software expenses. Additionally, non-cash charges were primarily driven by depreciation and amortization and stock-based compensation, partially offset by deferred income taxes.

Net cash used in investing activities was $(190) thousand during the nine-month period ended September 30, 2018, compared to net cash used in investing activities of $(116) thousand in the nine-month period ended September 30, 2017. Cash used in investing activities in the nine-month period ended September 30, 2018 and 2017 related to the purchases of property and equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $1.6 million in the nine-month period ended September 30, 2018, compared to net cash used in financing activities of $(1.1) million in the nine-month period ended September 30, 2017. The 2018 cash provided in financing activities was driven by stock option exercises, partially offset by the purchase of treasury stock. The 2017 cash used in financing activities was driven by the payments of the contingent earnout consideration related to the M2 Dynamics and Zero2Ten Acquisitions, partially offset by the proceeds attributable to our Employee Stock Purchase Plan and stock option exercises.

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

In October 2018, the Company entered into an amendment, which amended certain terms of the Credit Facility. The amendment waived the restrictions on change of control of Edgewater in the Loan Agreement to the extent required to permit the acquisition of all of the outstanding stock of Edgewater by New Alithya.

The amendment modified certain provisions of the Credit Facility, including, among other things, (i) the right of Edgewater obtain up to $7.0 million of additional Revolving Advances provided that all such additional Revolving Advances shall be deposited into the blocked deposit account maintained by Edgewater at Citizens, (ii) Edgewater’s agreement that all funds held in such blocked account (including the $5.0 million of funds now held in such blocked account) will constitute cash collateral for all obligations of Edgewater to Citizens under the Loan Agreement, and (iii) Edgewater’s right to withdraw the funds in the blocked account will be contingent on the repayment in full of all obligations then outstanding under the Loan Agreement.

The Company had drawn down $5.0 million of this balance as of September 30, 2018. Subsequent to September 30, 2018, the Company drew down the additional $7.0 million allowed under the Credit Facility. The Company was not in compliance with one of its loan covenants as of September 30, 2018, however, the full $12.0 million was paid off and the Credit Facility closed in November 2018.

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

Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified under “Critical Accounting Policies”; (7) delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the possibility that activist stockholders may wage proxy or consent contests or gain representation on or control of our Board of Directors, causing uncertainty about the direction of our business; (13) the increased emphasis on a cloud strategy that may give rise to risks that could harm our business; (14) the failure of the marketplace to embrace advisory and product-based consulting services; and/or (15) the effects of the merger with a wholly-owned subsidiary of Alithya Group Inc., a Quebec corporation (“Alithya”), on our business and operations, and the potential adverse effects if such merger is not completed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial instruments include investments in money market funds that are sensitive to market risks and interest rates. The investment portfolio is used to preserve our capital until it is required to fund operations, strategic acquisitions or distributions to stockholders. None of our market-risk sensitive instruments are held for trading purposes. We did not purchase derivative financial instruments in the three-month periods ended September 30, 2018 or 2017. Should interest rates on the Company’s investments fluctuate by 10% the impact would not be material to the financial condition, results of operations or cash flows.

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three-month periods ended September 30, 2018 and 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. The Interim Chief Executive Officer and Interim Chief Financial Officer of Edgewater Technology, Inc. (its principal executive officer and principal financial officer) have concluded, based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $5.0 million of common stock on the open market or through privately negotiated transactions from time-to-time through December 31, 2008 (the “Stock Repurchase Program”). The Board subsequently amended the Stock Repurchase Program, authorizing both an increase to and an extension of the Stock Repurchase Program. The Stock Repurchase Program, as amended, had a maximum purchase value of shares of $23.1 million (the “Purchase Authorization”) and expired on September 21, 2018.

The timing and amount of the purchases was based upon market conditions, securities law considerations and other factors. The Stock Repurchase Program did not obligate the Company to acquire a specific number of shares in any period and could have been modified, suspended, extended or discontinued at any time, without prior notice.

The following table provides information with respect to purchases of our common stock during the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2018	—	$—	—	$6,500,636
August 1 – 31, 2018	—	$—	—	$6,500,636
September 1 – 30, 2018	—	$—	—	$—

Total	—	$—	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	13a-14 Certification –Chief Executive Officer and Chief Financial Officer*

32	Section 1350 Certification**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	- Filed herewith.
**	- Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2018	/s/ PAUL MCNEICE
Paul McNeice Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)